Form 10-K
LNB BANCORP INC
filed 1995-03-24
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-K

            Annual Report Pursuant to Section 13 OR 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended                      Commission file
    December 31, 1994                           number 0-13203

                            LNB Bancorp, Inc.
    (Exact name of the registrant as specified in its Charter)

                 Ohio                          34-1406303
       (State of incorporation)    (I.R.S. Employer Identification No.)
      457 Broadway, Lorain, Ohio               44052-1769
(Address of principal executive offices)       (Zip Code)

                           (216) 244 - 6000
       (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                  SECURITIES EXCHANGE ACT OF 1934:

     Title of Each Class       Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00               NASDAQ - OTC
         Per Share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1995 was approximately $68,237,000.

   The number of shares of Registrant's Common Stock outstanding on February 28, 1995 was 3,210,069.

   Portions of the 1994 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 20, 1995 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1994


                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            2
            c. Description of Business                             2
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                5
            e. Statistical Disclosure by Bank Holding
               Companies                                           5
               I. Distribution of Assets, Liabilities
                  and Shareholders' Equity: Interest Rates
                  and Interest Differential                        6
              II. Investment Portfolio                             6
             III. Loan Portfolio                                   9
              IV. Summary of Loan Loss Experience                 13
               V. Deposits                                        15
              VI. Return on Equity and Assets                     16
             VII. Short-Term Borrowings                           17
  Item  2   Properties                                            17
  Item  3   Legal Proceedings                                     18
  Item  4   Submission to Matters to a Vote of Shareholders       18

PART II
  Item  5   Market for the Registrant's Common Equity and
            Shareholders Matters                                  19
  Item  6   Selected Financial Data                               19
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         19
  Item  8   Financial Statements and Supplementary Data           19
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   20

PART III
  Item 10   Directors and Executive Officers of the Registrant    21
  Item 11   Executive Compensation                                21
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        21
  Item 13   Certain Relationships and Related Transactions        22


PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   23

SIGNATURES                                                        24

EXHIBIT INDEX                                                     26

                                  PART 1

ITEM 1 - BUSINESS

a) GENERAL DEVELOPMENT OF BUSINESS

LNB Bancorp, Inc. (the Corporation), a bank holding company, was incorporated on October 11, 1983 under the laws of the State of Ohio at the direction of the Board of Directors of The Lorain National Bank (the
Bank), a national banking association, for the purpose of acquiring all the outstanding common stock of the Bank. At a special meeting of the shareholders of the Bank, held on February 28, 1984, the shareholders approved the Plan of Reorganization, involving the merger of the Bank into the Lorain Interim Association, a national banking corporation, incorporated solely for the purpose of effecting the Reorganization Plan. Lorain Interim was a wholly-owned subsidiary of the Corporation.

Upon the consummation of the merger on March 30, 1984, under the Plan of Reorganization, the business of the Bank is conducted by the merged Bank under the name "The Lorain National Bank". Each outstanding share of common stock of the Bank, par value $2.50, was converted into one share of the Bancorp stock, par value $2.50. A total of 904,570 shares of corporate stock were issued at the effective date of the merger. On April 18, 1989, the shareholders of the Corporation approved a two-for-one stock split, which reduced the par value to $1.25. On April 20, 1993, the shareholders of the Corporation approved a five-for-four stock split, which reduced the par value to $1.00.

LNB Bancorp, Inc. has broader corporate powers than the Bank. These corporate powers principally include the power to engage in certain non-banking businesses closely related to banking, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio. The Corporation has no present plans to engage in any non-banking activities or to acquire companies engaged in such activities.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and the Bank are engaged in commercial and retail banking. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation's business.

c) DESCRIPTION OF LNB BANCORP INC.'S BUSINESS

LNB Bancorp, Inc. is a $395 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank has seventeen banking offices in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion and Westlake.

The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, IRA's, Fortune Fifty (a Senior Citizen program), Keogh plans, commercial loans, real estate loans, installment loans, home equity loans, Small Business Administration loans, Visa card, student loans, safe deposit boxes, night depository, U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, wire transfers, electronic funds transfer, utility bill collections, computer services, in-house trust department, trust representative, notary public service, and discount brokerage services.

The Trust Division of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

The Bank is not dependent upon any one significant customer or specific industry. The business of the Corporation is not seasonal to any material degree.

In the opinion of managment, LNB Bancorp, Inc. does not have exposure to material costs associated with environmental hazardous waste clean up.

Competition

The banking business is and will continue to be highly competitive. The Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $350 million to over $24 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions was approximately 11.69% and 12.17% in 1994 and 1993, respectively.

Supervision and Regulation

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Generally, the Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. The Act does not place territorial restrictions on the banking subsidiaries of bank holding companies. The Corporation's banking subsidiary is subject to limitations with respect to intercompany loans and investments.

The Corporation and the Bank are subject to an extensive scheme of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. The Corporation and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and the Bank.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note (9) on page 16 of the LNB Bancorp, Inc. 1994 Annual Report. This note is incorporated herein by reference.

The Bank is subject to the provisions of the National Bank Act. The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (COC). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Under the Act, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

The Corporation and its subsidiary bank are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisition or merger involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented on page 25 of the LNB Bancorp, Inc. 1994 Annual Report.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation after the date of enactment of FIRREA and incurred in connection with the default involving any affiliated insured bank or savings association or the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) which covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. The effective dates for the provisions of FDICIA are staggered, some effective on December 19, 1991, others effective at various times through December 31, 1994. The full effects of FDICIA generally on the financial services industry, and specifically on the Corporation, cannot currently be measured. However, the increased burden of regulatory compliance will result in marginal increases in the cost of resources which is dedicated to this activity.

Noncompliance to laws and regulations by bank holding companies and banks can lead to monetary penalties and/or increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Bancorp and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by management and no action was taken by the regulators against the Corporation or the Bank.

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted.

The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated by reference on page 27 of the LNB Bancorp, Inc. 1994 Annual Report.

Employees

As of December 31, 1994, the Corporation and the Bank employed 228 full-time employees and 66 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
   EXPORT SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1994 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1994, 1993, and 1992 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1994 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1994 and 1993 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1994 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. Book values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
(Amounts in Thousands)                   1994          1993         1992
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $ 9,767      $    -0-      $   -0-
 Equity securities                        370           343          343
-------------------------------------------------------------------------
Total securities available for sale    10,137           343          343
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury securities              80,112        88,291       81,100
 Securities of other U.S. Government
  agencies and corporations             1,500         3,900        4,900
 States and political subdivisions      7,775        10,552       10,288
-------------------------------------------------------------------------
Total investment securities            89,387       102,743       96,288
-------------------------------------------------------------------------
Total securities                      $99,524      $103,086      $96,631
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

Maturities of nonequity securities owned by the Corporation as of December 31, 1994 are presented below:

                                         Maturing
                      ---------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities          $ 4,901  $ 4,866      $  -0-    $  -0-     $ 9,767
-------------------------------------------------------------------------
Total securities
 available for sale      4,901    4,866         -0-       -0-       9,767
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities            32,955   46,163         994       -0-      80,112
 Securities of other
  U.S. Government
  agencies and
  corporations             -0-    1,500         -0-       -0-       1,500
 States and political
  subdivisions           3,761    1,789       2,081       144       7,775
-------------------------------------------------------------------------
Total investment
 securities             36,716   49,452       3,075       144      89,387
-------------------------------------------------------------------------
Total securities       $41,617  $54,318     $ 3,075    $  144     $99,154
-------------------------------------------------------------------------

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES

The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1994:

                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities         4.03    5.30       N/A          N/A      4.66
-------------------------------------------------------------------------
Total securities
 available for sale   4.03    5.30       N/A          N/A      4.66
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities          4.38   5.67        7.96          N/A     5.17
 Securities of other
  U.S. Government
  agencies and
  corporations         N/A   7.76        N/A           N/A     7.76
 States and political
  subdivisions (1)    8.31   8.37        8.47          7.38    8.35
-------------------------------------------------------------------------
Total investment
 securities           4.78   5.83        8.30          7.38    5.49
-------------------------------------------------------------------------
Total securities      4.69   5.78        8.30          7.38    5.40
-------------------------------------------------------------------------

(1) Yield on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Government obligations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1994.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                      ---------------------------------------------------
(Amounts in Thousands)   1994      1993       1992       1991       1990
-------------------------------------------------------------------------
Commercial            $104,209  $105,289   $ 98,514   $ 91,760   $ 90,267
Mortgage               114,611   100,140     94,787     90,627     88,395
Installment             19,933    18,554     17,939     20,419     26,008
Consumer revolving
 lines of credit        23,054    21,774     22,530     20,455     17,270

--------------------------------------------------------------------------
TOTAL LOANS            261,807   245,757    233,770    223,940    221,940
Reserve for possible
 loan losses            (3,832)   (3,714)    (3,406)    (2,803)    (2,696)
--------------------------------------------------------------------------
NET LOANS             $257,975   $242,043  $230,364  $220,458    $219,244
==========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1994

(Amounts in Thousands)               1994
----------------------------------------------
Maturing in one year or less    $  12,998
Maturing after one year,
 but within five years             23,023
Maturing beyond five years         68,188
----------------------------------------------
TOTAL COMMERCIAL LOANS          $ 104,209
==============================================

Loans repricing beyond one year:
 Fixed rate                        10,440
 Variable rate                     80,771
----------------------------------------------
TOTAL                           $  91,211
==============================================

C. LOAN PORTFOLIO RISK ELEMENTS

1) The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga and Huron.

Nonperforming assets consist of nonaccrual loans, loans which have been restructured and other real estate, which are defined as follows:

Nonaccrual loans are loans which are 90 days past due and with respect to which, in management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis.

Loans are classified as restructured when, due to the deterioration of a customer's financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.

Other real estate consists of real estate acquired through foreclosure as satisfaction of debt and loans for which, in management's opinion in-substance foreclosure has occurred.

A summary of nonaccrual and other nonperforming assets at December 31, follows:

(Amounths in Thousands)   1994    1993    1992    1991    1990
---------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans    $  318  $  438  $  801  $  967  $  325
   Commercial loans          0     420      90      27       0
   Consumer loans            0       0      38       0       0
---------------------------------------------------------------
  Total nonaccrual loans   318     858     929     994     325
   Restructured loans        0       0       0       0       0
   Other Real Estate Owned   0       0       0       0     210
  Total nonperforming
   assets                $ 318   $ 858   $ 929    $994   $ 535
---------------------------------------------------------------
 Reserve for possible
  loan losses to
  nonperforming assets  1205.0%  432.9%  366.6%  282.0%  503.9%
===============================================================

The level of nonperforming assets remains at a relatively low level from 1992 through 1994. Total nonperforming assets decreased by 62.9% from 1993 to 1994 and by 7.6% from 1992 to 1993. The ratio of the reserve for possible loan loss to nonperforming assets increased from 366.6% in 1992 to 432.9% in 1993 and to 1205.0% in 1994. This increase is the result of decreases in nonperforming assets plus increases in the reserve for possible loan losses. The 1994 year end balance in the reserve for possible loan losses increased primarily due to low levels of net charge-offs during 1992 and 1993.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ending December 31, 1994, the interest income that would have been earned on the nonaccrual loans in the loan portfolio at year end, would have been approximately $41,000; however, the interest income actually earned and reported as income in 1994 amounted to approximately $12,000.

2) In addition to the nonperforming assets classified above, the loan review committee identifies loans past due 90 days plus potential problem loans. These loans are closely monitored by the loan review committee to assess the borrowers' ability to comply with the terms of the loans. Management's year-end review indicated that a charge to the reserve for possible loan losses or classification to nonperforming status was not warranted. Loans which are 90 days or more past due but continue to accrue interest are loans which, in management's opinion, are well secured and are in the process of collection.

A summary of loans past due 90 days plus potential problem loans follows:

(Amounts in Thousands)    1994   1993   1992   1991   1990
------------------------------------------------------------
  Loans 90 days
   past due              $ 419  $ 407  $ 109  $ 149  $ 200
===========================================================
  Potential problem
   loans                $1,197 $1,095 $2,669 $1,902 $2,307
===========================================================

The increase in potential problem loans during 1992 is due, in part, to the lag between the weakened condition of the local economy from 1990 through the first half of 1992 and its subsequent effect on local businesses which have borrowed from the Bank. The decrease in the potential problem loans in 1993 and 1994 is due in part to improved national and local economic conditions.

COMMITMENTS AND CONTINGENCIES

Corporate management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation or its subsidiary bank. Also see Note (16) of the "Notes to Consolidated Financial Statements" and "Impacts of Accounting and Regulatory Pronouncements" which appear on pages 18 and 27, respectively of the LNB Bancorp, Inc. 1994 Annual Report.

3) Foreign outstandings - There were no foreign oustandings at December 31, 1994, 1993 or 1992.

4) Bank management reviews concentrations of credit and other portfolio risk elements on a quarterly basis. Management is not aware of any significant loans, group of loans or segments of the loan portfolio, other than those reported in the schedule of nonperforming loans, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. There are no loans outstanding due from any foreign individuals, businesses or governments. No loans are outstanding which would, if consolidated, be considered as a concentration of lending in any particular industry or group of industries nor are there significant amounts of loans made to agricultural or energy related businesses. Further, there are no interest-bearing assets which, if they were loans, should be disclosed as past due, nonaccrual, restructured or potential problem loans.

ASSET QUALITY AND NONPERFORMING ASSETS

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1994, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers.

D. Other interest-bearing assets - As of December 31, 1994, there are no other interest-bearing assets that would be required to be disclosed under
Item III C.1 or 2 if such assets were loans. The Corporation had no Other Real Estate Owned at December 31, 1994.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for Possible Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1994     1993     1992     1991     1990
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 3,714  $ 3,406  $ 2,803   $2,696  $ 2,514
Charge-offs:
 Commercial                 (190)    (177)     (71)     (78)      (1)
 Real Estate                (141)    (222)     (71)    (329)     (18)
 Installment                 (68)    (116)    (230)    (211)    (252)
----------------------------------------------------------------------
  Total charge-offs         (399)    (515)    (372)    (618)    (479)
Recoveries:
 Commercial                   18       70       38        7       23
 Real Estate                  57      152      152       49       64
 Installment                  42      101       85       69       74
----------------------------------------------------------------------
  Total recoveries           117      323      275      125      161
----------------------------------------------------------------------
Net charge-offs             (282)    (192)     (97)    (493)    (318)
----------------------------------------------------------------------
PROVISION FOR POSSIBLE
 LOAN LOSSES                 400      500      700      600      500
----------------------------------------------------------------------
BALANCE AT END OF YEAR    $3,832  $ 3,714  $ 3,406  $ 2,803  $ 2,514
======================================================================

ANALYTICAL DATA

BALANCES:
 Average total loans 252,345  237,671  227,780  220,919  217,520
 Total loans at year
  end                261,807  245,757  233,770  223,261  221,940
 Net charge-offs         282      192       97      493      318
Provision for
  possible loan
  losses                 400      500      700      600      500
Reserve for possible
  loan losses at year
  end                  3,832    3,714    3,406    2,803    2,696
RATIOS:
Net charge-offs to:
 Average total loans    0.11%    0.08%    0.04%    0.22%    0.15%
 Total loans at year
  end                   0.11     0.08     0.04     0.22     0.14
 Provision for possible
  loan losses          70.50    38.40    13.86    82.17    63.60
 Reserve for possible
  loan losses           7.36     5.17     2.85    17.59    11.80
Reserve for possible
 loan losses to:
 Average total loans    1.52     1.56     1.50     1.27     1.24
 Total loans at year
  end                   1.46     1.51     1.46     1.26     1.21

The increasing trend in net charge-offs and in the provision charges to expenses which occurred from 1990 through 1991 resulted primarily from the influences of a slump in the local economy. The decreasing trend in the provision for possible loan losses charged to expenses which occured form 1992 through 1994 resulted primarily from the influences of an improvement in the local economy. The level of net charge-offs in 1995 is expected to be comparable to the 1994.

The Bank's policy is to maintain the allowance for possible loan losses at a level considered by management to be adequate for potential future losses. The evaluation performed by the Loan Review Committee is based upon a continuous review of delinquency trends; the amount of nonperforming loans (nonaccrual, restructured, and other real estate owned); loans past due 90 days or more and potential problem loans; historical and present trends in loans charged-off; changes in the composition and level of various loan categories; and current economic conditions.

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Possible Loan Losses on page 13 of the Form 10-K are presented in the following table:


(Amounts in Thousands)       1994    1993    1992    1991   1990
------------------------------------------------------------------
  Commercial                 $172    $107    $ 33    $ 71   $(22)
  Real estate                  84      70     (81)    280    162
  Consumer                     26      15     145     142    178
------------------------------------------------------------------
  Total net charge-offs      $282    $192    $ 97    $493   $318
==================================================================

Net charge-offs in 1992 decreased by $396,000 due to decreases in real estate charge-offs and increases in real estate recoveries. Net
charge-offs in 1994 and   1993 increased due to increases in commercial
and real estate charge-offs.

Both the provision and the allowance are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, changes in portfolio mix, current economic conditions, and other factors. Consumer and credit card loans are charged off within industry norms, while commercial loans are evaluated individually. An allocation of the ending reserve for possible loan losses by major type follows:

 (Amounts in Thousands)       1994    1993   1992   1991    1990
 ----------------------------------------------------------------
  Commercial                $1,487  $1,036  $  819 $  925  $  900
  Real estate                  623     485     469    430     415
  Consumer                     348     313     321    340     380
  Off-balance sheet risk       250     250     150      0       0
  Unallocated                1,124   1,630   1,647  1,108   1,001
------------------------------------------------------------------
  TOTAL                     $3,832  $3,714  $3,406 $2,803  $2,696
==================================================================

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1994, 1993 and 1992 provision for possible loan losses exceeded net charge-offs by $118,000, $308,000 and $603,000 respectively. The allocated portion of the reserve for possible loan losses has remained relatively consistent during the past five years. In 1992, the Bank began to allocate a portion of the reserve for possible loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The unallocated portion increased in 1993 and 1992 due to lower levels of net charge-offs.

The following table shows the percentage of loans in each category to total loans at year end:

                     1994     1993     1992    1991     1990
-------------------------------------------------------------
 Commercial         39.8%    42.8%    42.1%   41.1%    40.7%
 Real estate        43.8%    40.8%    40.6%   40.6%    39.8%
 Consumer           16.4%    16.4%    17.3%   18.3%    19.5%
                   ------------------------------------------
                   100.0%   100.0%   100.0%  100.0%   100.0%
                   ------------------------------------------

The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans has decreased each year from 1990 through 1993 and leveled off in 1994 while the commercial loans percentage has increased from 1990 through 1993. During 1994 the commercial loans a percentage of total loans decreased by three percent with a related increase in real estate loans of loans of three percent.


V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.

                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1994           1993         1992
----------------------------------------------------------------
Demand deposits            $ 53,287       $ 48,846     $ 43,483
NOW accounts                 46,253         41,584       41,521
Money market accounts        33,034         37,535       36,589
Savings deposits             96,485         88,231       75,381
Time deposits               100,197        103,488      108,217
----------------------------------------------------------------
Total                      $329,256       $319,684     $305,191
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:


                                  Years ended December 31,
                       ----------------------------------------
                         1994           1993          1992
---------------------------------------------------------------
NOW accounts             1.95%          2.04%         2.69%
Money market accounts    2.18           2.33          3.03
Savings deposits         2.32           2.64          3.19
Time deposits            3.80           3.87          4.53
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1994.

Maturing within 3 months             $ 17,802
After 3 but within 6 months             3,357
After 6 but within 12 months            3,680
After 12 months                         1,813
----------------------------------------------
Total                                $ 26,652
==============================================


VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 is presented in the tabular form below.

    December 31,            1994    1993    1992    1991    1990
----------------------------------------------------------------
Return on average assets    1.13    1.08    1.07    1.02    1.01
Return on average equity   12.16   11.90   12.17   12.06   12.53
Dividend payout ratio      42.98   42.81   40.64   39.98   37.69
Average equity to
 average assets             9.31    9.11    8.78    8.48    8.09
Net interest margin         5.09    5.10    5.28    5.15    5.11

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1994, 1993 and 1992 follows:

(Amounts in Thousands)         1994         1993        1992
----------------------------------------------------------------
Federal funds purchased
 and securities sold under
 repurchase agreements
At December 31:
 Outstanding                 $19,171      $19,400     $18,861
 Interest Rate                  5.36%        2.50%       2.57%
Average for the period:
 Outstanding                 $21,106      $15,483     $19,426
 Interest rate                  3.58%        2.58%       3.06%
 Maximum month-end
  outstanding                $30,750      $19,756     $27,537

Construction line of credit
 At December 31:
  Outstanding                $     0      $ 1,100      N/A
  Interest rate                0.000%       3.945%     N/A
 Average for the period:
  Outstanding                $ 2,061      $    69      N/A
  Interest rate                4.895%       3.945%     N/A
 Maximum month-end
  outstanding                $ 2,750      $ 1,100      N/A

ITEM 2 - PROPERTIES

THE LORAIN NATIONAL BANK

The principal executive offices are located at its Main Office, 457 Broadway, Lorain, Ohio. The Bank owns the land and buildings occupied by the Main Office, twelve of its branch banking offices, the Branch
Administration Building, and the Computer Operations Center. The remaining four branch offices are subject to lease obligations with various lessors and varying lease terms. There is no outstanding mortgage debt on any of the properties which the bank owns.

The Corporation began construction in August 1993 of a new corporate office facility in downtown Lorain for its bank subsidiary. The new building which was completed in August 1994 houses the executive offices, administration offices and commercial and mortgage lending offices. The total cost of the construction was approximately $2,900,000.

Listed below are the branches/service facilities of the Bank and their locations:

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue,  Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              Lake Avenue & Route 254, Elyria
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Plaza Office                    1147 Meister Road, Lorain
   Sixth Street Auto Bank          200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Second Street Office            221 Second Street, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Auto Bank        3660 Oberlin Avenue, Lorain
   Olmsted Office                  27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Computer Operations Center      2130 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain
   Kendal at Oberlin               600 Kendal Drive, Oberlin

The Bank also owns automated teller machines and on-line teller terminals, as well as computers and related equipment for use in its business. The Corporate office facility is currently utilized at a level of 75%. The remaining space will be be utilized as the Bank continues to grow. The Corporation considers its Corporate offices, branch office and computer operations center to be in good to excellent condition, well maintained and are more than adequate to conduct the business of Banking.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiary is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1994 there were no matters submitted to a vote of security holders.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock trading ranges, cash dividend information and information relating to dividend restrictions appear on pages 1 and 16 of the LNB Bancorp, Inc. 1994 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 1,874 as of February 28, 1995.

Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 31 of the LNB Bancorp, Inc. 1994 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated by reference to pages 22 - 27 of the LNB Bancorp, Inc. 1994 Annual Report. Also, see
Item 8 - Financial Statements and Supplementary Data.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditor's Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1994 Annual Report (Exhibit 13), pages 6 through 20.
The supplementary financial information specified by Item 302 of Regulation S-K is included on page 21 of the LNB Bancorp, Inc. 1994 Annual Report.

   Independent Auditors' Report

   Report of Management

   Consolidated Balance Sheets as of December 31, 1994 and 1993

   Consolidated Statements of Income
    for Years Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements
    December 31, 1994, 1993 and 1992

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All Directors of the Bank, prior to the merger, became Directors of the Bank and of the Corporation. The Officers of the Bank, prior to the merger, became Officers of the Bank and certain Executive Officers became Officers of the Corporation.

"Election of Directors" and "Director's Committees" on pages 3 through 5 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 1995) is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.

                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Gregory D. Friedman  Senior Vice President and      (Not a Director)
(44)                 Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President,         (Not a Director)
(48)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President,         (Not a Director)
(57)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President,         (Not a Director)
(48)                 LNB Bancorp, Inc. and
                     The Lorain National Bank


ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 8 through 11 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 1995) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained on page 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 1995), relating to "Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on page 13 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 1995) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7 and 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 1995) is incorporated herein by reference.

     Analysis of Loans to Related Parties

The information contained in Note (14) "Transactions with Related Parties" on page 18 of the LNB Bancorp, Inc. 1994 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, KPMG Peat Marwick LLP, dated January 17, 1995, appear on pages 6 through 20 of the LNB Bancorp, Inc. 1994 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1994 and 1993

         Consolidated Statements of Income for Years Ended
           December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows for Years Ended
           December 31, 1994, 1993 and 1992

         Consolidated Statements of Changes in Shareholders'
           Equity for Years Ended December 31, 1994, 1993 and
           1992

         Notes to Consolidated Financial Statements for Years
          Ended December 31, 1994, 1993 and 1992

         Independent Auditors' Report

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on From 8-K were filed during the last quarter of the year ending December 31, 1994

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 26 of this Form 10-K.

(d) See subparagraph (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/ Thomas P. Ryan

                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


/s/ James L. Bardoner         DIRECTOR        March 21, 1995
-----------------------
James L. Bardoner


/s/ Daniel P. Batista         DIRECTOR        March 21, 1995
-----------------------
Daniel P. Batista

/s/ Wesllsley O. Gray         DIRECTOR        March 21, 1995
-----------------------
Wellsley O. Gray


/s/ David M. Koethe           DIRECTOR        March 21, 1995
-----------------------
David M. Koethe


/s/ Benjamin G. Norton        DIRECTOR        March 21, 1995
-----------------------
Benjamin G. Norton



/s/ James H. Riddell          DIRECTOR        March 21, 1995
-----------------------
James H. Riddell



/s/ Don A. Sanborn            DIRECTOR        March 21, 1995
-----------------------
Don A. Sanborn

/s/ T.L. Smith                 DIRECTOR         March 21, 1995
-----------------------
T. L. Smith, M.D.


/s/ Eugene M. Sofranko         DIRECTOR         March 21, 1995
-----------------------
Eugene M. Sofranko


/s/ Paul T. Stack              DIRECTOR         March 21, 1995
-----------------------
Paul T. Stack


Absent - Excused               DIRECTOR         March 21, 1995
-----------------------
Leo Weingarten


/s/ Stanley G. Pijor      CHAIRMAN AND CHIEF    March 21, 1995
-----------------------   EXECUTIVE OFFICER
Stanley G. Pijor          AND DIRECTOR


                          PRESIDENT AND CHIEF   March 21, 1995
/s/ James F. Kidd         OPERATING OFFICER
-----------------------   AND DIRECTOR
James F. Kidd


                          SENIOR VICE
/s/ Gregory D. Friedman   PRESIDENT AND         March 21, 1995
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman       OFFICER (ACTING CHIEF

                     LNB Bancorp, Inc.


                       Exhibit Index
          Pursuant to Item 601 (a) of Regulation S-K


S-K Reference                          Exhibit
   Number

   (11)                   Computation of Shares Used for
                          Earnings Per Share Calculation.

   (13)                   LNB Bancorp, Inc. 1994 Annual
                          Report to Shareholders.

   (22)                   Subsidiary of LNB Bancorp, Inc.

   (24)                   Consent of Independent Accountants.

   (27)                   Financial Data Schedule.

   (28)                   Notice of Annual Meeting to
                          Shareholders and Proxy Statement
                          (dated March 20, 1995).

  (99.1) Annual report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 1994 to be filed as an amendment to this annual report on Form 10-K.

  (99.2) Annual report on Form 11-K of The Lorain National Bank Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1994 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.

                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1994)

                     S - K Reference Number (11)


               Computation of Shares Used for Earnings
                      Per Share Calculation










                                    Years Ended December 31,
                            -------------------------------------
                                  1994         1993         1992
                            -------------------------------------
Weighted-Average Shares
  Outstanding                3,195,132    3,177,849    3,147,824

Common Stock Equivalents
  (Stock Options)               33,152       34,000       52,848
                            -----------  -----------  -----------
                             3,228,284    3,211,849    3,200,672
                            ===========  ===========  ===========

                           LNB Bancorp, Inc.

                        Exhibit to Form 10 - K

            (for the fiscal year ended December 31, 1994)

                      S - K Reference Number (13)




                 LNB Bancorp, Inc. 1994 Annual Report
                           to Shareholders.

COVER DESCRIPTION

Dark gray border on left hand side of front cover.

LNB BANCORP, INC.

1994 ANNUAL REPORT

Gray lettering set off on green blocks

Light gray background overall.


INSIDE FRONT COVER, LEFT FLAP

1994 Downtown Expansion
In November, The Lorain National Bank
completed construction of its new
corporate office building and Main Office complex remodeling. These photographs depict our new Broadway streetscape, below, remodeled Main Office lobby, top right, and first floor entryway to the new office building.

NOTICE OF ANNUAL MEETING
The 1995 Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 10:00 a.m. on Tuesday, April 18, 1995 at The Lorain National Bank, 521 Broadway, Lorain, Ohio.

FORM 10-K
A copy of the LNB Bancorp, Inc.'s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052

REGISTRAR
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052
(216) 244-6000

STOCK TRANSFER AGENT
The Lorain National Bank
457 Broadway
Lorain, Ohio 44052
(216) 244-6000

INSIDE FRONT COVER, RIGHT FLAP

Table of Contents

Highlights . . . . . . . . . . . . . . . . . . . . . . . . 1

Common Stock Trading Ranges and
  Cash Dividends Declared  . . . . . . . . . . . . . . . . 1

Corporate Profile . . . . . . . . . . . . . . . . . . . .  1

Message to Our Shareholder's . . . . . . . . . . . . . . . 2

Consolidated Financial Statements  . . . . . . . . . . . . 6

Notes to Consolidated Financial Statements . . . . . . . .10

Report of Management . . . . . . . . . . . . . . . . . . .20

Independent Auditors' Report . . . . . . . . . . . . . . .20

Selected Quarterly Financial Data  . . . . . . . . . . . .21

Management's Discussion and Analysis . . . . . . . . . . .22

Officers of Lorain National Bank . . . . . . . . . . . . .28

Bank Offices and Officers  . . . . . . . . . . . . . . . .29

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .30

Five Year Consolidated Financial Summary . . . . . . . . .31

Earnings and Stock Performance . . . . . . . . . . . . . .32

                                                           Highlights

DECEMBER 31,                      1994           1993           1984
----------------------------------------------------------------------
BANKING OFFICES                     17             17             13
OFFICERS AND STAFF                 294            299            225
SHAREHOLDERS                     1,867          1,740          1,321
ASSETS                    $394,855,000   $379,616,000   $237,940,000
DEPOSITS                  $335,219,000   $321,012,000   $206,891,000
NET LOANS                 $257,975,000   $242,043,000   $129,192,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 37,511,000   $ 35,060,000   $ 16,257,000
                        ----------------------------------------------
NET INCOME                $  4,432,000   $  4,029,000   $  2,055,000
                        ----------------------------------------------
SHARES OUTSTANDING           3,200,054      3,190,688      2,950,647
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  1,905,000   $  1,725,000   $    758,000
                        ----------------------------------------------

Shares outstanding have been adjusted for a five-for-four stock split in 1993 and a two-for-one stock split in 1989 and stock dividends.


                  Common Stock Trading Ranges and Cash Dividends Declared

                          1994                         1993
                 --------------------------------------------------------
                        Bid Price                   Bid Price
                 --------------------------------------------------------
                                     Dividend                    Dividend
                     High     Low     Amount     High     Low     Amount
                   -------  ------  ---------   -------  ------  --------
First Quarter      $27.75   $26.25    $.14      $22.40   $21.80    $.13
Second Quarter      29.25    27.75     .14       24.25    22.40     .13
Third Quarter       30.00    29.25     .15       24.75    24.25     .13
Fourth Quarter      30.13    30.00     .17       26.25    24.75     .15

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. are traded on the over-the-counter market primarily with brokers in the Corporation's service area.

Dividend amounts have been adjusted for the 3% stock dividend on April 19, 1994. Dividend amounts, bid prices, and par value have also been adjusted to reflect the five-for-four stock split on April 20, 1993.

The above quoted bid prices may reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

                                                      Corporate Profile

LNB Bancorp, Inc. is a $395 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of the The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsididary of LNB Bancorp, Inc.

The Lorain National Bank has seventeen banking offices in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion, and Westlake which offer a wide range of commercial and personal banking services.
The major services include checking, savings and time deposits, personal, mortgage, student and commercial loans, home equity loans, Small Business Administration loans, credit cards, an ATM network, and trust and investment management services. The Lorain National Bank is an equal opportunity employer.

END PUBLISHED PAGE 1

Message to Our Shareholders

  It pleases us to report that once again, LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, experienced a highly successful year of operations.
  Once again the nation's interest rate structure has taken an upward turn, challenging the investment and borrowing strategies of bankers and consumers alike. Fortunately, we have prepared ourselves well to respond to these challenges and look forward to 1995 with optimism.
  As our market's leading locally owned, independent bank, we continue to enhance our position as a community leader, as a responsive lender and as a provider of outstanding customer service.
  Since this time last year, we have built new buildings, renovated others and have made significant strides in acquiring and employing technology to help us deliver high quality service to our customers.

Earnings Increase

  In 1994 we posted our 13th consecutive year of increased earnings, as net income increased in 1994 by 10% over 1993, reaching $4,432,000. Earnings per share also increased to $1.37 for 1994 compared to $1.25 for 1993.
  Dividends declared per share amounted to $.60 in 1994 compared to $.56 in 1993. It should be noted that dividend amounts have been adjusted to reflect the 3% stock dividend in April of 1994 and the five-for-four stock split in April of 1993.
  Total cash dividends in 1994, including the EXTRA dividend declared by the Board of Directors in November, rose to almost $1,905,000. The cash dividends declared in 1994 represent a 51.2% increase over 1990, when $1,260,000 in cash dividends were paid.
  In each of the last 10 years, an increase in the regular cash dividend has been approved. Cash dividends declared increased 151% since 1984, when the payout totaled $758,000.
 The graphs on page 32 depict the performance of our stock, including accumulation of dividends and market value, over the past 10 years. The graphs display a hypothetical purchase of 100 shares of stock in 1984 and its approximate annual performance without further reinvestment. Also, you will find a graph which displays a history of earnings over the past 10 years on the same page.
  Other financial highlights as of December 31, 1994 include an increase in net loans to $258.0 million, up $15.9 million from 1993 and an increase in total deposits to $335.2 million, up $14.2 million from 1993.
  Total consolidated assets reached $394.9 million, which represents an increase of $15.3 million over 1993. The return on average assets of LNB Bancorp, Inc. rose from 1.08% in 1993 to 1.13% in 1994.

END PUBLISHED PAGE 2

  Total shareholders' equity increased $2.4 million to $37.5 million, an increase of 6.8% over the year-end 1993 equity position. The ratios of total shareholders' equity to total assets were 9.5% and 9.2% at December 31, 1994 and 1993, respectively.
  LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, significantly exceed all current regulatory capital guidelines (for more detail, see Management's Discussion and Analysis on page 22.)

Investment Strategy

  The recent upswing in interest rates has many financial institutions nationwide grappling with the prospect of decreased earnings as a result of past decisions to purchase securities with long-term maturities.
  Fortunately, we chose to take the conservative approach of staying short in our investment portfolio, due to historically low interest rates.
  Today, that strategy is working to our benefit as rates begin to edge higher. Of course we cannot predict what the future holds but we can rely on history to an extent to assist us in making future investment decisions.

Loan Division

  The Loan Division experienced a great year, increasing its loan portfolio by almost $16 million in 1994. The combination of attractive interest rates, a growing business community, increased housing demand and a team of responsive lenders was largely responsible for our loan growth.
  We remain a leading local participant in the Federal government's Small Business Administration lending programs. As both Certified and Preferred SBA lenders, we have made a significant, positive impact on start-up, growth and development of many small businesses within our community.
  We take pride in watching the emergence and growth of many small to medium size businesses. As these businesses develop and grow, the community benefits by the creation of jobs for the area's workforce.

Trust and Investment
Management Division

  The Trust and Investment Management Division continues to grow, not only in terms of assets under management, but in the size and scope of its abilities to provide high quality service.
  In 1994, the Division expanded its private conference room space, found more effective ways to utilize computer technology and in doing so, enhanced its reputation for providing prompt, personal attention to the needs of its clients.

END PUBLISHED PAGE 3

  The Trust and Investment Management Division's assets under management increased to $147.0 million, with a market value of $164.8 million. Direct revenues for the Division in 1994 were $916,000.

1994 Highlights

  Our most ambitious building expansion project in many years became a reality in December when we celebrated the opening of our new corporate office building in downtown Lorain.
  The project included remodeling of the Main Office banking facility and construction of a new entrance to our Trust and Investment Management Division. The former Branch Administration building was also reconfigured as the Bank's employee training center.
  The downtown complex, which is now under one roof, provides much greater customer comfort and allows departments within the complex to interact more productively.

  We also unveiled another new off-premise automated teller machine at the Lowe's home improvement warehouse near the Midway Mall in Elyria. The new ATM is located in a high traffic area and has already become one of our most popular locations.
  Both capital improvement projects have been nominated for recognition by the Lorain County Beautiful Awards program.
  Also in 1994, as a result of our tireless efforts to ascertain and meet the wants and needs of the community, we received an Outstanding performance rating from the Office of the Comptroller of the Currency on our first official Community Reinvestment Act examination.
  This rating recognizes the successful efforts of our employees to tailor deposit, loan, investment, trust and other banking services to the needs of the community which we serve.

Employees and Technology

  In 1994, our employees participated in a record number of personal and professional enrichment programs designed to increase product knowledge and provide a higher level of quality customer service.
  In addition to training, we made a significant investment in technology to augment our employees' skills. In fact, at most of our employees' work stations you will find personal computers and/or terminals linked to our mainframe computer system, which will be upgraded in 1995.
  Technology coupled with advanced product knowledge is a powerful combination which enables us to meet customer needs quickly and allows our customers to make more informed decisions.

END PUBLISHED PAGE 4

In Memoriam

  We regrettably acknowledge the passing in 1994 of four retired veterans of our organization. Our friends, Charles F. Friend, Janice E. Long, Mildred A. Rose and John F. Sauer, will be greatly missed. Their many years of dedicated service will not soon be forgotten.

Local Economy

  We look forward to a favorable economic climate in Lorain County in 1995 thanks to continuing strength in new business start-ups, new housing and strong automobile sales.
  Our county continues to be a popular place to do business. Thanks to companies such as A.J. Rose, Inc., the Geon Corporation and Manco, Inc., more tax dollars and payroll will be infused into our county's revenue pool.
  Likewise, our unemployment rate at year-end leveled off at less than 5%, an outstanding figure compared to years passed.
  The Ford Motor Company continues to ride the crest of sales for its popular, locally produced products like Avon Lake's Mercury Villager/Nissan Quest minivans. Lorain's Thunderbird and Cougar 2-door coupes and sturdy Econoline vans are also steady sellers.
  Little, if any, overtime is forecast for Ford assembly workers in 1995, but indications are that Ford will experience another strong year. The nation's automakers produced 15.2 million vehicles in 1994 and that number is expected to increase slightly in 1995.
  Lorain's USS/KOBE Steel Company continues to improve its manufacturing capabilities by employing new technology like that found in its new continuous caster. The steelmaker remains a vital employer in Lorain County.

  As for the Bank, we continue to make good use of our resources. We are finding new and innovative ways to bring high quality service to our customers while controlling expenses.
  We have been able to maintain staffing at a constant level over the past three years as assets continue to grow. We are also quite proud of our ability to provide a market return on our shareholders' investment while building for our future growth.
  We appreciate your continued support of our current activities and look forward to a rewarding 1995.

Stanley G. Pijor                        James F. Kidd

/s/ Stanley G. Pijor                    /s/ JF Kidd

Chairman and                            President and
Chief Executive Officer                 Chief Operating Officer


END PUBLISHED PAGE 5

Consolidated Balance Sheets

December 31,                                         1994          1993
-------------------------------------------------------------------------
ASSETS:
Cash and due from banks (note 2)              $ 21,275,000  $ 14,876,000
Federal funds sold and other interest
 bearing instruments                                   -0-     6,400,000
Securities (note 3):
  Securities available for sale                 10,137,000           -0-
  Investment securities                         89,387,000   103,086,000
                                             ----------------------------
 Total securities
  (Market value $ 97,080,000 and
   $103,952,000, respectively)                  99,524,000   103,086,000
                                             ----------------------------
Loans (notes 4 and 14):
  Portfolio loans                              253,889,000   240,776,000
  Loans available for sale                       7,918,000     4,981,000
                                             ----------------------------
Total loans                                    261,807,000   245,757,000
 Reserve for possible loan losses               (3,832,000)   (3,714,000)
                                             ----------------------------
Net loans                                      257,975,000   242,043,000
                                             ----------------------------
Bank premises and equipment, net (note 5)       10,682,000     8,338,000
Accrued interest receivable                      2,391,000     2,274,000
Other assets                                     3,008,000     2,599,000
                                             ----------------------------
TOTAL ASSETS                                  $394,855,000  $379,616,000
                                             ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (note 6):
  Demand and other noninterest-bearing
    deposits                                  $ 57,096,000  $ 50,241,000
  Savings and passbook accounts                171,095,000   172,896,000
  Time, including certificates of deposit
   over $100,000 totaling $26,652,000 and
   $17,445,000, respectively                   107,028,000    97,875,000
                                             ----------------------------
Total deposits                                 335,219,000   321,012,000
                                             ----------------------------
Securities sold under repurchase
 agreements and other short-term
 borowings (note 7)                             19,171,000    19,400,000
Construction line of credit (note 7)                   -0-     1,100,000
Accrued interest payable                           868,000       788,000
Taxes and other liabilities (notes 8 and 10)     2,086,000     2,256,000
                                             ----------------------------
Total liabilities                              357,344,000   344,556,000

Shareholders' equity:
  Common stock, $1.00 par:
   Shares authorized 4,000,000
   Shares issued and outstanding
    3,200,054 and 3,097,755,
    respectively (notes 11, 12 and 13)           3,200,000     3,098,000
  Additional capital                            18,415,000    15,858,000
  Retained earnings (note 9)                    16,028,000    16,104,000
  Net unrealized securities losses                (132,000)          -0-
                                             ----------------------------
Total shareholders' equity                      37,511,000    35,060,000
                                             ----------------------------
Commitments and contingencies (notes 5 and 16)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $394,855,000  $379,616,000
                                             ----------------------------

See accompanying notes to consolidated financial statements

END PUBLISHED PAGE 6

                                         Consolidated Statements of Income

Years ended December 31,             1994           1993           1992
--------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans:
    Taxable                   $ 21,353,000   $ 20,158,000   $ 20,725,000
    Tax exempt                      72,000         82,000        105,000
  Interest and dividends on
   securities:
    U.S. Treasury securities     4,323,000      4,449,000      4,936,000
    U.S. Government agencies
     and corporations              170,000        285,000        461,000
    States and political
     subdivisions                  595,000        624,000        863,000
    Other debt and equity
     securities                     20,000         20,000         19,000
  Interest on Federal funds
   sold and other interest
   bearing instruments             297,000        274,000        356,000
                             --------------------------------------------
TOTAL INTEREST INCOME           26,830,000     25,892,000     27,465,000

INTEREST EXPENSE:
  Interest on deposits:
   Time certificates of
    $100,000 and over              793,000        740,000        971,000
   Other deposits                6,968,000      7,398,000      8,656,000
  Interest on securities sold
   under repurchase agreements
   and other short-term
   borrowings                      755,000        400,000        594,000
  Other interest                    56,000          2,000          2,000
                             --------------------------------------------
TOTAL INTEREST EXPENSE           8,572,000      8,540,000     10,223,000
                             --------------------------------------------

NET INTEREST INCOME             18,258,000     17,352,000     17,242,000
  Provision for possible
   loan losses (note 4)            400,000        500,000        700,000
                             --------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE
  LOAN LOSSES                   17,858,000     16,852,000     16,542,000
                             --------------------------------------------
OTHER INCOME:
  Trust division income            916,000        825,000        756,000
  Service charges on deposit
   accounts                      1,300,000      1,284,000      1,257,000
  Other service charges,
   exchanges and fees            1,837,000      1,642,000      1,580,000
  Gains on sales of loans
   and securities                   70,000        191,000         14,000
  Other operating income            11,000         67,000         12,000
                             --------------------------------------------
TOTAL OTHER INCOME               4,134,000      4,009,000      3,619,000

OTHER EXPENSES:
  Salaries and employee benefits
   (notes 10, 12 and 13)         7,675,000      7,318,000      7,113,000
  Net occupancy expense of
   premises (note 5)             1,112,000      1,091,000      1,156,000
  Furniture and equipment
   expenses (note 5)             1,768,000      1,653,000      1,767,000
  Supplies and postage             837,000        825,000        783,000
  FDIC deposit insurance
   premium                         722,000        699,000        683,000
  Ohio franchise tax               475,000        474,000        444,000
  Other operating expenses       3,090,000      2,957,000      2,839,000
                             --------------------------------------------
TOTAL OTHER EXPENSES            15,679,000     15,017,000     14,785,000
                             --------------------------------------------
INCOME BEFORE FEDERAL
  INCOME TAXES                   6,313,000      5,844,000      5,376,000
                             --------------------------------------------
FEDERAL INCOME TAXES (BENEFIT)
 (note 8):
  Current                        1,816,000      1,895,000      1,930,000
  Deferred                          65,000        (80,000)      (380,000)
                             --------------------------------------------
TOTAL FEDERAL INCOME TAXES       1,881,000      1,815,000      1,550,000
                             --------------------------------------------
NET INCOME                    $  4,432,000   $  4,029,000   $  3,826,000
                             --------------------------------------------
NET INCOME PER SHARE
 (note 15)                         $  1.37        $  1.25        $  1.20
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 7

Consolidated Statements of Cash Flows

Years ended December 31,             1994           1993           1992
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Interest received            $ 26,732,000   $ 26,094,000   $ 27,787,000
 Other income received           4,057,000      3,797,000      3,653,000
 Interest paid                  (8,492,000)    (8,638,000)   (10,667,000)
 Cash paid for salaries
  and employee benefits         (7,661,000)    (7,434,000)    (7,178,000)
 Net occupancy expense of
  premises paid                   (847,000)      (842,000)      (879,000)
 Furniture and equipment
  expenses paid                   (708,000)      (697,000)      (804,000)
 Cash paid for supplies and
  postage                         (837,000)      (825,000)      (783,000)
 Cash paid for other
  operating expenses            (4,372,000)    (3,894,000)    (4,240,000)
 Federal income taxes paid      (1,960,000)    (1,838,000)    (1,925,000)
                             --------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES            5,912,000      5,723,000      4,964,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and
  maturities of securities
  available for sale             7,069,000            -0-            -0-
 Proceeds from sales and
  maturities of investment
  securities                    43,905,000     50,062,000     40,420,000
 Purchases of securities
  available for sale            (6,999,000)           -0-            -0-
 Purchases of investment
  securities                   (40,494,000)   (56,371,000)   (41,365,000)
 Net decrease in credit
  card loans                       129,000        229,000        499,000
 Net increase in long-term
  loans                        (16,528,000)   (12,344,000)   (11,088,000)
 Purchases of bank premises,
  equipment and software        (4,052,000)    (2,465,000)    (1,527,000)
 Proceeds from sales of
  bank premises and equipment          -0-        260,000          8,000
                             --------------------------------------------
NET CASH USED IN INVESTING
 ACTIVITIES                    (16,970,000)   (20,629,000)   (13,053,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in
  demand and other noninterest-
  bearing deposits               6,855,000     (1,815,000)     8,155,000
 Net increase (decrease)
  in savings and passbook
  deposits                      (1,801,000)    12,514,000     19,339,000
 Net increase (decrease) in
  time deposits                  9,153,000     (7,417,000)   (11,717,000)
 Net increase (decrease)
  in securities sold under re-
  purchase agreements and other
  short-term borrowings           (249,000)       539,000      2,352,000
 Proceeds from line of credit    1,668,000      1,100,000            -0-
 Cash paid on line of credit    (2,768,000)           -0-            -0-
 Proceeds from exercise of
  stock options                     56,000        204,000        143,000
 Dividends paid                 (1,857,000)    (1,671,000)    (1,515,000)
                             --------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                    11,057,000      3,454,000     16,757,000
                             --------------------------------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          (1,000)   (11,452,000)     8,668,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR           21,276,000     32,728,000     24,060,000
                             --------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR               $ 21,275,000   $ 21,276,000   $ 32,728,000
                             --------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                    $  4,432,000   $  4,029,000   $  3,826,000
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and amortization  1,325,000      1,207,000      1,238,000
  Gain on sales of loans and
   securities                      (70,000)      (191,000)       (14,000)
  Amortization and accretion on
   securities, net                  19,000         45,000        (72,000)
  Amortization of deferred loan
   fees and costs, net              67,000        (64,000)       (17,000)
  Provision for possible
   loan losses                     400,000        500,000        700,000
  Increase (decrease) in deferred
   Federal income taxes             65,000        (80,000)      (380,000)
 (Increase) decrease in accrued
   interest receivable            (117,000)       157,000        394,000
 (Increase) decrease in
   other assets                   (282,000)       467,000       (421,000)
  Increase (decrease) in accrued
   interest payable                 80,000        (98,000)      (444,000)
  Increase (decrease) in Federal
   income taxes payable            (79,000)        23,000       (112,000)
  Increase (decrease) in accrued
   expenses                         65,000       (251,000)       214,000
  Others, net                        7,000        (21,000)        52,000
                             --------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                     $5,912,000     $5,723,000     $4,964,000
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 8

                Consolidated Statements of Changes in Shareholders' Equity


Years ended                                         Net Unrealized
December 31, 1994    Common    Additional   Retained  Securities
1993 and 1992        Stock      Capital     Earnings   Losses     Total
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1991           $2,958,000 $13,802,000 $13,378,000       -0-  $30,138,000
               -----------------------------------------------------------
 Net income            -0-         -0-   3,826,000       -0-    3,826,000
 Cash dividends
  declared,
  $.51 per share       -0-         -0-  (1,555,000)      -0-   (1,555,000)
 Issuance of 20,567
  shares of common
  stock under stock
  option plans      20,000     123,000         -0-       -0-      143,000
Market value of
 stock issued in
 payment of stock
 dividend,
 88,883 shares      89,000   1,760,000  (1,849,000)      -0-          -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1992            3,067,000  15,685,000  13,800,000       -0-   32,552,000
               -----------------------------------------------------------
 Net income            -0-         -0-   4,029,000       -0-    4,029,000
 Cash dividends
  declared,
  $.56 per share       -0-         -0-  (1,725,000)      -0-   (1,725,000)
Issuance of 30,249
 shares of common
 stock under stock
 option plans       31,000     173,000         -0-       -0-      204,000
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1993            3,098,000  15,858,000  16,104,000       -0-   35,060,000
               -----------------------------------------------------------

BALANCES CONTINUED ON FOLLOWING PAGE

BALANCES CONTINUED FROM PREVIOUS PAGE

               Consolidated Statements of Changes in Shareholders' Equity


Years ended                                         Net Unrealized
December 31, 1994    Common    Additional   Retained  Securities
1993 and 1992        Stock      Capital     Earnings   Losses     Total
-------------------------------------------------------------------------

Net income             -0-         -0-   4,432,000       -0-    4,432,000
Cash dividends
  declared,
  $.60 per share       -0-         -0-  (1,905,000)      -0-   (1,905,000)
 Issuance of 9,334
  shares of common
  stock under stock
  option plans       9,000      47,000         -0-       -0-       56,000
 Market value of
  stock issued in
  payment of stock
  dividend,
  92,965 shares     93,000   2,510,000  (2,603,000)      -0-          -0-
Net unrealized
  securities
  losses               -0-         -0-         -0-  (132,000)    (132,000)
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1994           $3,200,000 $18,415,000 $16,028,000 $(132,000) $37,511,000
               -----------------------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 9

Notes to Consolidated Financial Statements

December 31, 1994, 1993 and 1992

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, The Lorain National Bank (the Bank). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Segment of Business:
The Corporation's activities are considered to be a single industry segment for financial reporting purposes.

(c) Cash and Cash Equivalents:
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

(d) Securities:
Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Corporation to classify debt and equity securities as held to maturity, trading or available for sale. The cumulative effect on retained earnings at December 31, 1994 of adopting SFAS No. 115, is included as a separate component of shareholders' equity in the Consolidated Balance Sheets and represents the after-tax effect of adjusting securities available for sale to fair value. Prior to the adoption of SFAS No. 115, the Corporation recorded investment securities at amortized cost.

Investment securities which are classified as being held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method.

(e) Loans Available for Sale:
The Bank has identified certain commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost (carrying value) or estimated market value, determined on an aggregate basis for each type of loan available for sale.

(f) Provision for Possible Loan Losses:
The provision for possible loan losses is determined based on management's evaluation of the loan portfolio and the adequacy of the reserve for possible loan losses under current economic conditions and such other factors which, in management's judgement, deserve current recognition.

(g) Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets.

(h) Other Real Estate Owned:
Other real estate owned is carried in other assets at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure. Neither the Corporation nor the Bank carried any other real estate owned at December 31, 1994 or 1993.

(i) Additional Capital and Retained Earnings:
The additional capital account includes amounts received in excess of par value of common stock sold and amounts voluntarily transferred from retained earnings. In the case of stock dividends, the Corporation transfers the market value of shares issued from retained earnings to the common stock and additional capital accounts.

(j) Interest and Fees on Loans:
Interest income on loans is accrued on the principal balances of loans outstanding on a "simple interest" basis. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual lives of the related loans on a level yield basis.

(k) Trust Division Assets and Income:
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the accompanying financial statements, as such items are not assets of the Corporation. Income from the Trust Division is reported on an accrual basis.

(l) Federal Income Taxes:
The Corporation follows the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Reclassifications:
Certain 1992 and 1993 amounts have been reclassified to conform to the 1994 presentation.

(2) Cash and Due From Banks:
At December 31, 1994 and 1993, cash and due from banks included approximately $5,726,000 and $6,391,000, respectively, deposited with the Federal Reserve Bank and other banks to compensate for check-clearing, safekeeping, collection and other bank services.

During 1994 and 1993, the average balances on deposit with the Federal Reserve Bank to satisfy reserve requirements approximated $5,719,000 and $5,196,000, respectively.

END PUBLISHED PAGE 10

(3) Securities:
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 1994 and 1993 follow:

                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1994           Cost        Gains        Losses     Value
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
  securities              $ 9,995,000   $  -0-    $(228,000)  $9,767,000
  Equity securities           343,000   27,000          -0-      370,000
                          ------------------------------------------------
Total securities
 available for sale        10,338,000   27,000     (228,000)    10,137,000
                         ------------------------------------------------

Investment securities:
  U.S. Treasury securities 80,112,000   14,000   (2,427,000)  77,699,000
  Securities of other U.S.
   Government agencies and
   corporations             1,500,000    2,000       (8,000)   1,494,000
  States and political
   subdivisions             7,775,000   92,000     (117,000)   7,750,000
                         -------------------------------------------------
Total investment
 securities                89,387,000  108,000   (2,552,000)    86,943,000
                         -------------------------------------------------
Total securities          $99,725,000 $135,000  $(2,780,000)   $97,080,000
                         -------------------------------------------------

                                         Gross        Gross
                            Amortized  Unrealized   Unrealized    Fair
December 31, 1993            Cost        Gains        Losses      Value
-------------------------------------------------------------------------
Investment securities:
  U.S. Treasury
   securities            $88,291,000  $570,000   $(105,000) $ 88,756,000
  Securities of other U.S.
   Government agencies and
   corporations            3,900,000    59,000         -0-     3,959,000
  States and political
   subdivisions           10,552,000   330,000     (13,000)   10,869,000
                        -------------------------------------------------
Total debt securities    102,743,000   959,000    (118,000)  103,584,000
                        -------------------------------------------------
Equity securities
 available for sale          343,000    25,000         -0-       368,000
                        -------------------------------------------------
Total securities        $103,086,000  $984,000   $(118,000) $103,952,000
                        -------------------------------------------------

The amortized cost, fair values and yields of
debt securities by contractual maturity date at
December 31, 1994 follow:
                                                               Fully-Tax
                                    Amortized         Fair    Equivalent
December 31, 1994                     Cost            Value        Yield
-------------------------------------------------------------------------
U.S. Treasury securities
 available for sale:
  Due within 1 year               $4,998,000      $4,901,000      4.03%
  After 1 but within
   5 years                         4,997,000       4,866,000      5.30
                              -------------------------------------------
                                   9,995,000       9,767,000      4.66
                              -------------------------------------------
Investment securities:
  Due within 1 year               36,716,000      36,264,000      4.78
  After 1 but within
   5 years                        49,452,000      47,490,000      5.83
  After 5 but within
   10 years                        3,075,000       3,054,000      8.30
  After 10 years                     144,000         135,000      7.38
                               -------------------------------------------
                                  89,387,000      86,943,000      5.49
                               -------------------------------------------
Total                            $99,382,000     $96,710,000      5.41%

                              ===========================================
END PUBLISHED PAGE 11

(3) Securities (continued)

There were no sales of securities in 1994.
Proceeds from the sale of securities during 1993 were $4,230,000 resulting in gross realized gains of $140,000 and realized losses of $-0-. Proceeds from the sale of securities during 1992 were $2,012,000 resulting in gross realized gains of $14,000 and realized losses of $-0-.All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust and public deposits and for other purposes required by law amounted to $76,430,000 and $69,951,000 at December 31, 1994 and 1993 respectively.

The fair values of securities are obtained form an independent valuation service. At December 31, 1994 the securities portfolio contained approximately $3,560,000 in non-rated securities of state and political subdivisions. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $3,495,000. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no material impairment to their value as of December 31, 1994.

(4) Loans and Reserve for Possible Loan Losses:
Loan balances at December 31, 1994 and 1993 are summarized as follows:

December 31,                                        1994           1993
--------------------------------------------------------------------------
Real estate loans (includes loans
 secured primarily by real estate only):
  Construction and land development            $ 24,340,000  $ 19,963,000
  One to four family residential                130,066,000   116,299,000
  Multi-family residential                        7,863,000     7,013,000
  Non-farm non-residential properties            59,185,000    59,372,000
Commercial and industrial loans
 (except those secured primarily
  by real estate)                                16,179,000    20,099,000
Personal loans to individuals:
  Auto, single payment and installment           17,393,000    15,974,000
  Credit card and related plans                   4,986,000     5,205,000
Obligations of states and political
 subdivisions other than securities               1,242,000     1,443,000
All other loans                                     553,000       389,000
                                      ------------------------------------
TOTAL LOANS                                     261,807,000   245,757,000
 Reserve for possible loan losses                (3,832,000)   (3,714,000)
                                      ------------------------------------
NET LOANS                                      $257,975,000  $242,043,000
                                      ------------------------------------

Activity in the reserve for possible loan losses for 1994, 1993 and 1992 is summarized as follows:

Years ended December 31,             1994           1993           1992
--------------------------------------------------------------------------
Balance at beginning of year      $3,714,000     $3,406,000    $2,803,000
Provision for possible loan
 losses                              400,000        500,000       700,000
Loans charged-off                   (399,000)      (515,000)     (372,000)
Recoveries on loans previously
 charged-off                         117,000        323,000       275,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $3,832,000     $3,714,000    $3,406,000
                              --------------------------------------------

At December 31, 1994 and 1993, $7,918,000 and $4,981,000 of commercial and student loans were available for sale in the secondary market.

At December 31, 1994, the Bank had firm commitments for the sale of approximately $1,257,000 of these loans. No provision for loss on the carrying value of these loans was necessary at December 31, 1994.

END PUBLISHED PAGE 12

(5) Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:
December 31,                                        1994           1993
-------------------------------------------------------------------------
Land                                          $ 1,941,000    $ 1,901,000
Buildings                                       8,549,000      6,412,000
Equipment and furniture                        10,920,000      9,376,000
Leasehold improvements                            441,000        439,000
Construction in progress                              -0-        979,000
                            ---------------------------------------------
                                               21,851,000     19,107,000
                            ---------------------------------------------
Less accumulated depreciation
 and amortization                              11,169,000     10,769,000
                            ---------------------------------------------
TOTAL                                         $10,682,000    $ 8,338,000
                            ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expense amounted to $1,170,000 in 1994, $1,052,000 in 1993 and $1,086,000 in 1992.

Amortization of purchased software charged to other operating expenses amounted to $155,000 in 1994, $155,000 in 1993 and $152,000 in 1992.

At December 31, 1994, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

   Year Ending                     Branch
   December 31,                    Offices       Equipment
-----------------------------------------------------------
     1995                          $80,000      $66,000
     1996                           31,000       50,000
     1997                           14,000       39,000
     1998                            4,000        5,000
     1999 and thereafter               -0-          -0-
                                   ------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $106,000 and $65,000 in 1994, $99,000 and $74,000 in 1993 and
$98,000 and $80,000 in 1992.

(6) Deposits:
Deposit balances at December 31, 1994 and 1993 are summarized as follows:

December 31,                                        1994           1993
--------------------------------------------------------------------------
Demand and other noninterest-
bearing deposits:
  Individuals, partnerships
   and corporations                           $  47,743,000  $  43,321,000
  U.S. Government                                 1,595,000        837,000
  States and political subdivisions               4,032,000      2,246,000
  Certified, official, travelers
   checks and other                               3,726,000      3,837,000
                                       -----------------------------------
Total demand and other noninterest-
 bearing deposits                                57,096,000     50,241,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations      152,126,000    152,985,000
  Corporations and profit organizations          18,969,000     19,911,000
                                       -----------------------------------
Total savings and passbook accounts             171,095,000    172,896,000
                                       -----------------------------------
Time deposits:
  Individuals, partnerships and
    corporations                                 93,484,000     87,085,000
  States and political subdivisions              13,544,000     10,790,000
                                      ------------------------------------
Total time deposits                             107,028,000     97,875,000
                                      ------------------------------------
TOTAL DEPOSITS                                 $335,219,000   $321,012,000
                                      ------------------------------------

The maturity distribution of time certificates of deposit over $100,000 as of December 31, 1994 and 1993 follows:

                                      After 3           After 6
                                      Months            Months
                      Within 3        But Within        But Within
                      Months          6 Months          1 Year
-------------------------------------------------------------------------
December 31, 1994    $17,802,000      $3,357,000        $ 3,680,000
-------------------------------------------------------------------------
December 31, 1993     $4,199,000      $2,908,000        $ 8,680,000
-------------------------------------------------------------------------

                      After 1         After 2
                      Year But        Years But
                      Within          Within
                      2 Years         5 Years           Total
-------------------------------------------------------------------------
December 31, 1994     $  600,000      $1,213,000        $26,652,000
-------------------------------------------------------------------------
December 31, 1993     $  335,000      $1,323,000        $17,445,000
-------------------------------------------------------------------------

END PUBLISHED PAGE 13

(7) Short-Term Borrowings:
Information relating to short-term borrowings for the years ended December 31, 1994 and 1993 follows:

                                                    1994           1993
--------------------------------------------------------------------------
Securities sold under repurchase agreements
 and other short-term borrowings
  At December 31:
    Outstanding                                 $19,171,000    $19,400,000
    Interest rate                                    5.360%         2.503%
  Average for the period:
    Outstanding                                 $21,106,000    $15,483,000
    Interest rate                                    3.575%         2.584%
  Maximum month-end outstanding                 $30,750,000    $19,756,000
Construction line of credit
  At December 31:
   Outstanding                                  $       -0-    $ 1,100,000
   Interest rate                                     0.000%         3.945%
  Average for the period:
   Outstanding                                  $ 2,061,000    $    69,000
   Interest rate                                     4.895%         3.945%
 Maximum month-end outstanding                  $ 2,750,000    $ 1,100,000

In December of 1993, the Corporation obtained a $3,000,000 construction line of credit from a commercial bank to fund the expansion of the Bank's main office complex. The Corporation made monthly draws on the line to pay billings from construction contractors. The term of the line was 15 months. The interest rate was based upon the current LIBOR rate plus fifty basis points and was adjustable monthly.

The line was collateralized with $3,400,000 of U.S. Treasury securities. During construction the interest and fee from the line were capitalized as part of the construction in progress. When the building was placed into service in August 1994, a total of approximately $61,000 in interest and fees had been capitalized. In December 1994 the line was paid off and no further draws are anticipated.

END PUBLISHED PAGE 14

(8) Federal Income Taxes:
Effective January 1, 1993, the Corporation adopted SFAS No. 109 on a prospective basis. The cumulative effect of this change in accounting method did not have a material impact on the Corporation's consolidated financial position or results of operations.

In 1992 and prior years, deferred income taxes were reported under APB Opinion 11. Pursuant to the deferred method under APB Opinion 11, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under APB Opinion 11, deferred taxes are not adjusted for subsequent changes in tax rates. Federal income tax expense for prior years' financial statements has not been restated. Income taxes on gains from sales of loans and investment securities are provided at the statutory income tax rate and included in the current portion of the provision.

The components of deferred Federal income tax (benefit) are as follows:

Years ended December 31,              1994           1993           1992
-------------------------------------------------------------------------
Provision for possible
 loan losses                     $ (40,000)     $(105,000)     $(205,000)
Depreciation                        39,000         (8,000)       (82,000)
Accrued expenses                    48,000        (22,000)       (45,000)
Pension expense                      4,000         32,000        (24,000)
Deferred loan fees and costs         2,000         23,000        (24,000)
Other, net                          12,000              0              0
                            ---------------------------------------------
DEFERRED FEDERAL INCOME TAX
  (BENEFIT)                      $  65,000      $ (80,000)     $(380,000)
                            ---------------------------------------------

The following presents a reconciliation of the total Federal income taxes as shown on the Consolidated Statements of Income with that which would be completed by applying the statutory Federal tax rate of 34 percent to income before Federal income taxes.

Years ended December 31,              1994           1993           1992
-------------------------------------------------------------------------
Computed "expected" tax expense $2,146,000     $1,987,000     $1,828,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions    (216,000)      (212,000)      (308,000)
   Other, net                      (49,000)        40,000         30,000
                            ---------------------------------------------
TOTAL FEDERAL INCOME TAXES      $1,881,000     $1,815,000     $1,550,000
                            ---------------------------------------------

Net deferred Federal tax assets of $1,101,000 and $1,098,000 at December 31, 1994 and 1993 respectively, are included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax assets will be realized. The tax effect of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                                     1994              1993
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for possible loan losses              859,000          839,000
  Deferred compensation                         132,000          118,000
  Accrued pension expense                       106,000          109,000
  Accrued vacation payable                      105,000          102,000
  Deferred loan fees and costs                  162,000          160,000
  Securities available for sale                  68,000              -0-
  Other, net                                      2,000            2,000
                                             ----------------------------
Total deferred Federal tax assets             1,434,000        1,330,000

Deferred Federal tax liabilities:
  Bank premises and equipment                  (147,000)        (111,000)
  Deferred charges                             (186,000)        (121,000)
                                             ----------------------------
Total deferred Federal tax
  liabilities                                  (333,000)        (232,000)
NET DEFERRED FEDERAL TAX ASSETS               1,101,000        1,098,000
                                             ----------------------------
END PUBLISHED PAGE 15

(9) Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary. Dividends paid by the subsidiary are subject to restrictions by the Office of the Comptroller of the Currency.

As of December 31, 1994, retained earnings available for payment of dividends without obtaining regulatory approval amounted to approximately $4,026,000. Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

ASSETS:
December 31,                                         1994           1993
--------------------------------------------------------------------------
Cash                                             $  941,000     $  994,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                          32,879,000    30,512,000
Investment securities                              4,181,000     4,353,000
Construction in progress                                 -0-       979,000
Due from Bank                                            -0-       979,000
Other assets                                          54,000        51,000
                                       -----------------------------------
                                                 $38,055,000   $37,868,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS'  EQUITY:
December 31,                                         1994           1993
--------------------------------------------------------------------------
Dividends payable                                $  544,000     $  496,000
Other liabilities                                       -0-          2,000
Construction line of credit                             -0-      1,100,000
Construction obligations                                -0-      1,210,000
Shareholders' equity:
 Common stock, $1.00 par                          3,200,000      3,098,000
 Additional capital                              18,415,000     15,858,000
 Retained earnings                               16,028,000     16,104,000
 Net unrealized securities losses                  (132,000)           -0-
                                      ------------------------------------
Total shareholders' equity                       37,511,000     35,060,000
                                      ------------------------------------
                                                $38,055,000    $37,868,000
                                      ------------------------------------

Condensed Statements of Income
Years ended December 31,             1994           1993           1992
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary    $1,841,000     $4,725,000    $1,555,000
Interest and other income            209,000        106,000        78,000
                            ----------------------------------------------
                                   2,050,000      4,831,000     1,633,000
EXPENSES:
Other expenses                        70,000         74,000        35,000
                            ----------------------------------------------
Income before Federal income
 taxes and equity in undistributed
 net income of subsidiary          1,980,000      4,757,000     1,598,000
Federal income tax expense            47,000         11,000        15,000
                            ----------------------------------------------
                                   1,933,000      4,746,000     1,583,000
Equity in undistributed net
 income of subsidiary              2,499,000       (717,000)    2,243,000
                            ----------------------------------------------
NET INCOME                        $4,432,000     $4,029,000    $3,826,000
                            ----------------------------------------------

Condensed Statements of Cash Flows
Years ended December 31,              1994           1993          1992
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary         $1,841,000     $4,725,000    $1,555,000
Other, net                            89,000        (23,000)       15,000
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              1,930,000      4,702,000     1,570,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 investment securities               622,000        496,000       635,000
Purchases of investment scurities   (450,000)    (3,654,000)     (799,000)
Proceeds from sale of building
 to Bank                           2,855,000            -0-           -0-
Construction of Bank permises     (2,109,000)           -0-           -0-
Cash paid on line of credit       (2,768,000)           -0-           -0-
Investment in construction
 in progress, net                        -0-       (746,000)          -0-
Proceeds from line of credit       1,668,000      1,100,000           -0-
Proceeds from exercise of
 stock options                        56,000        204,000       143,000
Dividends paid                    (1,857,000)    (1,671,000)   (1,515,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES         (1,983,000)    (4,271,000)   (1,536,000)
                             ---------------------------------------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                    (53,000)       431,000        34,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   994,000        563,000       529,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                      $  941,000     $  994,000    $  563,000
END OF PUBLISHED PAGE 16     ---------------------------------------------

(10) Retirement Plan:
The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's policy is to fund the pension plan according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The net periodic pension costs charged to other expenses amounted to $128,000 in 1994, $124,000 in 1993 and $72,000 in 1992. An analysis of net periodic pension cost for 1994, 1993 and 1992 is presented below.

An analysis which sets forth the plan's funded status at December 31, 1994 and 1993 is also presented below.

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.75% and 5.50%, respectively for 1994 and 7.25% and 5.25%, respectively for 1993. The expected long-term rate of return on assets was 8.0% for both 1994 and 1993.

Components of Net Periodic
Pension Cost:                         1994           1993           1992
-------------------------------------------------------------------------
Service cost                      $ 229,000      $ 212,000      $ 198,000
Interest cost of projected
 benefit obligation                 467,000        439,000        398,000
Actual return on plan assets       (131,000)      (483,000)      (365,000)
Net total of other components      (437,000)       (44,000)      (159,000)
                             ---------------------------------------------
Net periodic pension cost         $ 128,000      $ 124,000      $  72,000
                             ---------------------------------------------

Actuarial Present Value of Benefit Obligations:      1994           1993
--------------------------------------------------------------------------
Accumulated benefit obligation including
 vested benefits of $(4,800,000) in 1994
 and $(4,660,000) in 1993                      $(4,924,000)   $(4,806,000)
                                       -----------------------------------
Projected benefit obligation                   $(6,370,000)   $(6,162,000)
Plan assets at market value, primarily
  U. S. Government securities and
  investments in bond and equity funds           6,405,000      6,410,000
                                       -----------------------------------
Plan assets in excess of projected
  benefit obligations                               35,000        248,000
Unrecognized net  (gains) losses
  subsequent to transition                         183,000        (61,000)
Unrecognized prior service cost                   (363,000)      (311,000)
Unrecognized net assets, being recognized
 over employees' average remaining
  service life                                    (167,000)      (198,000)
                                       -----------------------------------
Accrued pension cost                           $  (312,000)   $  (322,000)
                                       -----------------------------------

(11) Stock Option Plan:
The Corporation's shareholders approved incentive stock option plans on April 6, 1982 and April 16, 1985 for all officers at or above the position of Vice President or equivalent. Under each plan, 50,000 shares of stock were originally reserved. Options may be granted at fair market value at the date of the grant and, accordingly, no charges are reflected in salaries and employee benefits expense due to the granting of stock options. The excess of the option price over the par value of the shares purchased through the exercise of stock options is credited to additional capital. Options granted under the plans may not be outstanding for periods exceeding 10 years. On December 27, 1993, the remaining 17,165 options available for granting under the 1985 plan, were awarded to officers by the employee benefits committee, in accordance with the plan agreement. The grant price of the options was $25.49.

During 1994, stock options amounting to 9,334 shares were exercised at a price of $6.01. An analysis of the status of the stock option plans as of December 31, 1994 follows:

Plan Year                                 1985                1982
--------------------------------------------------------------------------
Options outstanding:
  Total                                 55,310              12,121
  Vested                                55,310               9,091
Options available for granting             -0-                 -0-
Range of exercise prices          $6.01-$25.49              $19.04
--------------------------------------------------------------------------
Pursuant to the terms of the plans, share information and exercise prices have been adjusted to reflect the impact of stock splits and dividends subsequent to the granting dates of the options.

END PUBLISHED PAGE 17

(12) Employee Stock Ownership Plan:
The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees.
Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $375,000, $327,000, and $351,000 in 1994, 1993, and 1992, respectively.

Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment. Therefore, it is anticipated that the ESOP will acquire additional Corporation common stock, at fair market value, in future years.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:
Years ended December 31,              1994           1993           1992
--------------------------------------------------------------------------
Cash dividend income               $  31,000      $  23,000      $  19,000
Stock dividend/split shares            1,350          8,419            836
Shares purchased                      12,216          8,699          5,000
Shares distributed                       101          3,826            551
Year end holdings:
Shares                                57,466         44,001         30,709
Market value                      $1,731,000     $1,155,000       $837,000
As a percentage of
 total plan assets                     57.6%          49.3%          42.5%

(13) Stock Purchase Plan:
The Bank maintains a voluntary Stock Purchase Plan. Under provisions of the plan, a participating employee can contribute up to 6% of their compensation. The Bank then makes a contribution equal to 50% of each participant's contribution. The plan uses the contributions to purchase Corporation common stock at fair market value. The common stock is distributed to plan participants, under provisions of the plan, based upon the participant's cumulative prorata share of plan assets.

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $105,000, $88,000 and $86,000 in 1994, 1993 and 1992, respectively. At December 31,
1994, 189 Bank employees were participating in the plan.

Transactions by the Stock Purchase Plan relating to the activity in the Corporation's common stock are summarized below:

Years ended December 31,              1994           1993           1992
--------------------------------------------------------------------------
Cash dividend income              $   63,000     $   54,000     $   56,000
Stock dividend/split shares            3,052         19,955          2,495
Shares purchased                      18,991          3,130         11,417
Shares distributed                     8,765         14,534         11,496
Year end holdings:
Shares                               109,419         96,141         87,590
Market value                      $3,296,000     $2,524,000     $2,387,000
As a percentage of
 total plan assets                     96.9%          87.5%          94.3%


(14) Transactions With Related Parties:
The Corporation makes no loans to officers, directors and their affiliates other than on substantially the same terms and conditions as transactions with other parties.

An analysis of loans outstanding to related parties follows:

Years ended December 31,                            1994           1993
-------------------------------------------------------------------------
Aggregate amount at beginning of year          $3,186,000     $2,744,000
Additions (deductions):
  New loans                                        31,000        768,000
  Repayments                                     (444,000)      (325,000)
  Changes in directors and officers
   and/or their affiliations, net                     -0-         (1,000)
-------------------------------------------------------------------------
Aggregate amount at end of year                $2,773,000     $3,186,000
-------------------------------------------------------------------------


(15) Per Share Data:
Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each year after giving consideration to the dilutive effect of shares granted under incentive stock option plans, the 3% stock dividend in 1994 and the five-for-four stock split in 1993.

(16) Commitments and Contingencies:
In the normal course of business, the Corporation is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit.

These instruments possess credit risk characteristics which are essentially the same as that involved in extending loans to customers and are subject to the Corporation's normal credit policies.

The Corporation's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk at December 31, 1994 was:

   Commitments to extend credit             $62,752,000
   Standby letters of credit                  1,368,000
                                            -----------
      Total                                 $64,120,000
                                            -----------
Most of the Corporation's business activity is with customers located within the Corporation's defined market area. As of December 31, 1994, the Corporation had no significant concentrations of credit risk in its loan portfolio. The Corporation also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

There are pending against the Corporation various lawsuits and claims which arise in the normal course of business. In the opinion of management, any liabilities that may result from pending lawsuits and claims will not materially affect the financial position of the Corporation.


(17) Recent Accounting and Regulatory Pronouncements:
The Financial Accounting Standards Board and Federal regulators have issued several pronouncements which are or will be impacting the Corporation. These pronouncements are briefly discussed on page 27 of this report.


END PUBLISHED PAGE 18

(18) Estimated Fair Value of Financial Instruments:
Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments" requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold and other interest-bearing instruments:
For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities:
The fair value of securities is based on quoted prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

Loans:
For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair market value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest, accounts receivable and other financial assets:
For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

Deposits:
Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and NOW accounts, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

Securities sold under repurchase agreements and other short-term borrowings:
For this short term debt, the carrying amount is a reasonable estimate of fair value.

Accrued dividends and interest and other financial liabilities:
For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

Commitments to extend credit and standby letters of credit:
The difference between the notional amount and the estimated fair value of these commitments is not material.

Limitations:
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial trust division that contributes net fee income annually. The Trust Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value.

The estimated fair values of the Corporation's financial instruments at December 31, 1994 and 1993 are summarized as follows:

December 31,                 1994                         1993
-------------------------------------------------------------------------
                     Carrying    Estimated      Carrying    Estimated
                      Value      Fair Value      Value      Fair Value
-------------------------------------------------------------------------
Financial assets:
Cash and due from
 banks and Federal
 funds sold and other
 interest-bearing   $ 21,275,000  $ 21,275,000  $ 21,276,000  $ 21,276,000
 instruments        ============  ============  ============  ============

Securities          $ 99,524,000  $ 97,080,000  $103,086,000  $103,952,000
                    ============  ============  ============  ============
Loans               $261,807,000                $245,757,000
 Reserve for
 possible loan        (3,832,000)                 (3,714,000)
 losses             ------------                ------------
Net loans           $257,975,000  $258,456,000  $242,043,000  $245,528,000
                    ============  ============  ============  ============
 Accrued interest,
 accounts receivable
 and other financial
 assets             $  3,823,000  $  3,823,000  $  3,464,000  $  3,464,000
                    ============  ============  ============  ============
Financial liabilities:
Deposits:
Demand deposits,
 savings accounts
 and money market
 deposits           $228,191,000  $228,191,000  $223,137,000  $223,137,000
Certificates of      107,028,000   106,881,000    97,875,000    99,122,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $335,219,000  $335,072,000  $321,012,000  $322,259,000
                    ============  ============  ============  ============
Securities sold under
 repurchase agree-
 ments and other
 short-term
 borrowings           19,171,000  $ 19,171,000  $ 19,400,000  $ 19,400,000
 repurchase         ============  ============  ============  ============
Accrued dividends
 and interest and
 other financial    $  2,336,000  $  2,336,000  $  3,438,000  $  3,438,000
 liabilities        ============  ============  ============  ============

END PUBLISHED PAGE 19

Report of Management

To The Shareholders of LNB Bancorp, Inc.     January 17, 1995

  The integrity of the financial statements and other financial information contained in this Annual Report is the responsibility of the management of LNB Bancorp, Inc. Such financial information has been prepared in accordance with generally accepted accounting principles, based on the best estimates and judgement of management.

  LNB Bancorp, Inc. maintains an internal control structure designed to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorizations, that assets are properly safeguarded, that financial information is objective and reliable and that compliance with laws and regulations is maintained. Because of the inherent limitations in any system of internal control there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, management believes that the internal control structure and related control procedures provide reasonable assurance that the objectives cited above are being attained.

  The internal control structure includes the careful delineation of functions, the proper selection and training of staff, the communication of policies and procedures consistent with the highest standards of business conduct and the maintenance of an internal audit function that independently evaluates and formally reports on the adequacy and effectiveness of the system.

  The Audit Committee of the Board of Directors is composed entirely of outside directors who are independent of management and meets periodically with both internal and independent auditors to review the results and recommendations of their audits. The Committee selects the independent auditor with approval by the shareholders.

  The accounting firm of KPMG Peat Marwick LLP has been engaged by LNB Bancorp, Inc. to audit its financial statements and their report follows.

/s/ Stanley G. Pijor                  /s/ Gregory D. Friedman

Stanley G. Pijor                      Gregory D. Friedman
Chairman and                          Senior Vice President and
Chief Executive Officer               Chief Financial Officer

Independent Auditors' Report                 KPMG Peat Marwick LLP (LOGO)

The Board of Directors                       1500 National City Center
LNB Bancorp, Inc.                            1900 East Ninth Street
                                             Cleveland, OH 44114-3495

  We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in the notes to consolidated financial statements, in 1994 the Corporation changed its method of accounting for certain investments in debt and equity securities and in 1993 changed its method of accounting for income taxes.


/s/ KPMG Peat Marwick LLP

January 17, 1995

END PUBLISHED PAGE 20

Selected Quarterly Financial Data

Quarterly financial and per share data for the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                               First       Second      Third      Fourth
                              Quarter      Quarter    Quarter     Quarter
--------------------------------------------------------------------------
Total interest income  1994 $6,197,000  $6,480,000  $6,901,000  $7,252,000
                       1993  6,501,000   6,462,000   6,507,000   6,422,000
                       1992  6,958,000   6,935,000   6,873,000   6,699,000
--------------------------------------------------------------------------
Total interest expense 1994  1,928,000   1,972,000   2,176,000   2,496,000
                       1993  2,226,000   2,156,000   2,134,000   2,024,000
                       1992  2,840,000   2,671,000   2,396,000   2,316,000
--------------------------------------------------------------------------
Net interest income    1994  4,269,000   4,508,000   4,725,000   4,756,000
                       1993  4,275,000   4,306,000   4,373,000   4,398,000
                       1992  4,118,000   4,264,000   4,477,000   4,383,000
--------------------------------------------------------------------------
Provision for possible 1994    100,000     100,000     100,000     100,000
 loan losses           1993    150,000     100,000     125,000     125,000
                       1992    150,000     150,000     150,000     250,000
--------------------------------------------------------------------------
Net interest income    1994  4,169,000   4,408,000   4,625,000   4,656,000
 after provision for   1993  4,125,000   4,206,000   4,248,000   4,273,000
  loan losses          1992  3,968,000   4,114,000   4,327,000   4,133,000
--------------------------------------------------------------------------
Other income           1994    929,000   1,033,000   1,060,000   1,112,000
                       1993    918,000   1,052,000   1,009,000   1,030,000
                       1992    848,000     913,000     889,000     969,000
--------------------------------------------------------------------------
Other expenses,        1994  4,064,000   4,360,000   4,552,000   4,584,000
 including Federal     1993  4,041,000   4,276,000   4,237,000   4,278,000
  income taxes         1992  3,914,000   4,050,000   4,250,000   4,121,000
--------------------------------------------------------------------------
Net income             1994 $1,034,000  $1,081,000  $1,133,000  $1,184,000
                       1993  1,002,000     982,000   1,020,000   1,025,000
                       1992    902,000     977,000     966,000     981,000
--------------------------------------------------------------------------
Net income per share   1994      $ .32       $ .34       $ .35       $ .36
                       1993        .31         .30         .32         .32
                       1992        .28         .31         .30         .31
--------------------------------------------------------------------------

END PUBLISHED PAGE 21

Management's Discussion and Analysis

  The following is management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes and other financial information and discussions included in the 1994 Annual Report to Shareholders.
  LNB Bancorp, Inc. is a locally owned one bank holding company whose wholly owned banking subsidiary is The Lorain National Bank (the Bank). LNB Bancorp, Inc. is headquartered in Lorain, Ohio and the Bank operates seventeen banking offices in Lorain and western Cuyahoga counties. It is a full service commercial bank offering personal, trust and business services and products. The Bank is committed to enhance its position as a community leader by providing quality customer service.

Earnings Summary:
  LNB Bancorp, Inc.'s consolidated 1994 net income reached a record high of $4,432,000, compared to $4,029,000 in 1993 and $3,826,000 in 1992. Net income for 1994 and 1993 was favorably affected by a reduction in the provision for possible loan losses and increased noninterest income.
  Earnings per share totaled $1.37 for 1994 compared to $1.25 for 1993 and $1.20 for 1992. Prior period earnings per share data have been restated to reflect the five-for-four stock split in 1993 and the 3% stock dividend in 1994. The return on average assets increased to 1.13% in 1994 from 1.08% in 1993 and 1.07% in 1992.

Results from Operations:
  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was relatively constant, increasing from 77.4% in 1993 to 79.1% in 1994. The amount of non-performing loans remained at relatively low levels during the period from 1992 through 1994. This is the result of management's aggressive approach to loan collections and charge-offs. Non-performing loans did not have a material impact on interest income during 1992, 1993 or 1994. Additional information regarding the loan portfolio is presented on page 12.
  Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, decreased from 22.6% in 1993 to 20.9% in 1994. This decrease results from a lower yield on the securities portfolio, even though the average balance of the security portfolio increased from 1992 to 1994. The market rates on securities decreased from 1992 through 1994. The lower yield of the security portfolio is the result of 1993 and some 1994 purchases of securities with lower interest rates than those securities that matured in 1993 and 1994. This trend began to reverse during the second half of 1994 when interest rates on securities started to rise.
  The cost of interest-bearing liabilities in 1994 was $8,572,000 compared to $8,540,000 and $10,223,000 in 1993 and 1992, respectively. The favorable impact of decreases in rates more than offset increases in volume and caused interest expense to drop from 1992 through 1993. Repricing of interest-bearing liabilities from 1992 through 1994 resulted in a significant net favorable change in interest expense during 1993. The favorable impact of decreases in deposit rates began to diminish during 1994 and were offset by increases in volume. This caused interest expense to remain relatively constant from 1993 to 1994.

  Net interest margin is affected not only by management's asset/liability strategies to alter the volume and mix of earning assets and sources of funds, but also such external factors as interest rate movements, economic conditions and credit demand.
  A summary of the impacts of volume and rate changes on the Corporation's net interest margin is presented on the next page. Changes in net interest margin result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.
  Net interest margin on a fully-tax equivalent basis increased by $901,000 in 1994 from $17,652,000 in 1993 to $18,553,000 in 1994. Net interest margin in 1994 was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds dropped from 2.98% in 1993 to 2.87% in 1994, or a total of 11 basis points. During the same period, the yield on earning assets fell 12 basis points to 7.45% in 1994, compared to 7.57% in 1993, resulting in a slight decrease in the interest spread.
  Net interest margin in 1993 increased by $4,000 from $17,648,000 in 1992 to $17,652,000 in 1993. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus decreases in market interest rates. The cost of funds dropped from 3.64% in 1992 to 2.98% in 1993, or a total of 66 basis points. During the same period, the yield on earning assets fell 77 basis points to 7.57% in 1993, compared to 8.34% in 1992, resulting in a decrease in the interest spread by 11 basis points in 1993. However, the decrease in the interest spread was equally offset by increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest margin from 1992 to 1993 was relatively constant.

END PUBLISHED PAGE 22

                             Condensed Consolidated Average Balance Sheets
             Fully-Tax Equivalent Interest Rate and Interest Differential

December 31, 1994
--------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
ASSETS:
Securities                          $ 93,658        $ 4,513          4.82%
Securities-tax exempt                 11,113            859          7.73
Federal funds sold and other
 interest-bearing instruments          7,140            297          4.16
Loans                                251,017         21,353          8.51
Loans-tax exempt                       1,328            103          7.76
                            ----------------------------------------------
TOTAL EARNING ASSETS                 364,256         27,125          7.45
                            ----------------------------------------------
Reserve for possible loan losses      (3,836)
Cash and due from banks               16,277
Other assets                          14,627
                            ----------------------------------------------
TOTAL ASSETS                        $391,324
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing deposits           $275,968          7,761          2.81
Short-term borrowings                 23,167            811          3.50
                            ----------------------------------------------
TOTAL INTEREST-                      299,135          8,572          2.87
 BEARING LIABILITIES         ---------------------------------------------

Noninterest-bearing deposits          53,143
Other liabilities                      2,626
Shareholders' equity                  36,420
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $391,324
                            ----------------------------------------------
 NET INTEREST INCOME                                $18,553
                            ----------------------------------------------
 NET YIELD ON EARNING ASSETS                                         5.09%
                            ----------------------------------------------

                            Condensed Consolidated Average Balance Sheets
             Fully-Tax Equivalent Interest Rate and Interest Differential

December 31, 1993
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                              --------------------------------------------
ASSETS:
Securities                          $ 88,037        $ 4,754          5.40%
Securities-tax exempt                 11,089            889          8.02
Federal funds sold and other
 interest-bearing instruments          9,179            274          2.99
Loans                                236,058         20,158          2.54
Loans-tax exempt                       1,613            117          7.25
                            ----------------------------------------------
TOTAL EARNING ASSETS                 345,976         26,192          7.57
                            ----------------------------------------------
Reserve for possible loan losses      (3,670)
Cash and due from banks               16,450
Other assets                          12,779
                            ----------------------------------------------
TOTAL ASSETS                        $371,535
                           -----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing deposits           $271,030          8,138          3.00
Short-term borrowings                 15,483            402          2.60
                            ----------------------------------------------
TOTAL INTEREST-                      286,513          8,540          2.98
 BEARING LIABILITIES        ----------------------------------------------

Noninterest-bearing deposits          48,572
Other liabilities                      2,592
Shareholders' equity                  33,858
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $371,535
                            ----------------------------------------------
 NET INTEREST INCOME                                $17,652
                            ----------------------------------------------
 NET YIELD ON EARNING ASSETS                                         5.10%
                            ----------------------------------------------

                            Condensed Consolidated Average Balance Sheets
             Fully-Tax Equivalent Interest Rate and Interest Differential

December 31, 1992
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                            ----------------------------------------------
ASSETS:
Securities                          $ 81,954        $ 5,416          6.61%
Securities-tax exempt                 14,042          1,226          8.73
Federal funds sold and other
 interest-bearing instruments         10,414            356          3.42
Loans                                225,851         20,725          9.18
Loans-tax exempt                       1,929            148          7.67
                            ----------------------------------------------
TOTAL EARNING ASSETS                 334,190         27,871          8.34
                            ----------------------------------------------
Reserve for possible loan losses      (3,124)
Cash and due from banks               15,608
Other assets                          11,980
                            ----------------------------------------------
TOTAL ASSETS                        $358,654
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Interest-bearing deposits           $261,708          9,627          3.68
Short-term borrowings                 19,426            596          3.07
                            ----------------------------------------------
TOTAL INTEREST-                      281,134         10,223          3.64
 BEARING LIABILITIES        ----------------------------------------------

Noninterest-bearing deposits          43,426
Other liabilities                      2,645
Shareholders' equity                  31,449
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $358,654
                            ----------------------------------------------
 NET INTEREST INCOME                                $17,648
                            ----------------------------------------------
 NET YIELD ON EARNING ASSETS                                         5.28%
                            ----------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent

Years ended December 31,                    1994 and 1993
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------

Securities                      $   304           $  (545)      $   (241)
Securities-tax exempt                 2               (32)           (30)
Federal funds sold and
 other interest-
 bearing instruments                (61)               84             23
Loans                             1,277               (82)         1,195
Loans-tax exempt                    (21)                7            (14)
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,501              (568)           933
                            ---------------------------------------------
Interest-bearing deposits           148              (525)          (377)
Short-term borrowings               197               212            409
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              345              (313)            32
                            ---------------------------------------------
NET INTEREST INCOME             $ 1,156           $  (255)       $   901
                            ---------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent

Years ended December 31,                    1993 and 1992
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------

Securities                      $   402           $(1,064)      $   (662)
Securities-tax exempt              (258)              (79)          (337)
Federal funds sold and
 other interest-
 bearing instruments                (42)              (40)           (82)
Loans                               937            (1,504)          (567)
Loans-tax exempt                    (24)               (7)           (31)
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,015            (2,694)        (1,679)
                            ---------------------------------------------
Interest-bearing deposits           343            (1,832)        (1,489)
Short-term borrowings              (121)              (73)          (194)
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              222            (1,905)        (1,683)
                            ---------------------------------------------
NET INTEREST INCOME             $   793           $  (789)       $     4
                            ---------------------------------------------

END PUBLISHED PAGE 23

  The net yield on earning assets in 1994 was 5.09% compared to 5.10% in 1993 and 5.28% in 1992. This relatively constant yield reflects the fact that the Corporations's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition and regulation.
  Total other income in 1994 increased by $125,000 to $4,134,000 as compared to 1993. This increase resulted from increases in trust division income of $91,000 and increases of other service charges of $195,000. The increase in other service charge is the result of pricing increases in credit card and merchant fees. Other operating income and gains on sales of loans and securities decreased by $56,000 and $121,000, respectively. Total other income in 1993 increased to $4,009,000 compared to $3,619,000 in 1992 for an increase of $390,000. This increase primarily results from increases from Trust Division income of $69,000, service charges of $89,000, security gains of $140,000 and gains on sales of loans of $51,000.
   Total other expenses increased 4.4% in 1994 compared to 1993 after a 1.6% increase for 1993 compared to 1992. A significant poriton of the increases in 1994 and 1993 were the result of the affects of inflation on salaries and benefits plus increases in furniture and equipment expenses. Total other expenses in 1993 were also affected by increases in Ohio franchise taxes and postage and supplies. This increase was more than offset by decreases in net occupancy expense of premises and furniture and equipment expenses.
  The effective tax rate of the Corporation was 29.8%, 31.1%, and 28.8% in 1994, 1993, and 1992, respectively. The increase in the effective tax rate in 1993 was primarily due to lower levels of tax-exempt income. The decrease in the effective tax rate in 1994 was due primarily to the favorable outcome of a Federal tax examination. A detailed analysis of Federal income taxes is presented on page 15.
  The Corporation's consolidated statements of income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected quarterly financial data for 1994, 1993 and 1992 is presented on page 21. There were no significant intra-quarter fluctuations except for fourth quarter increases in other income in 1994 and 1992. The increase in other income reflects the realization of annual Trust Division billings which are based on year end market values. The fourth quarter of 1992 also reflects the impact of a $100,000 increase in the provision for possible loan losses. Management decided that it would be prudent to increase the general provision for possible loan losses due to the potential impacts of the weak economy.

Financial Condition:
  The earning assets mix has changed considerably from December 31, 1993 to December 31, 1994. During this period, loans increased by $16,050,000 and investment securities increased by $3,562,000. Increases in loans and are primarily funded by growth in deposits, current retained arnings, and reductions in Federal funds sold. The economy showed moderate rowth during 1994 which stimulated loan demand.
  The maturity distribution of investment securities at amoritized cost which appears on page 11 of this report, indicates that $89,243,000, or 99.8%, of investment securities mature within the next five year period with $36,716,000, or 41.1% maturing during 1995. At the close of 1993 and 1992 there were no significant differences between the book and fair values of the investment securities portfolio. The net amortized cost of the investment securities portfolio exceeded its fair value by $2,444,000 or 2.7%, at the close of 1994.
  The reserve for possible loan losses is determined by management based on an analysis of individual credits, prior and current loss experience, overall growth in the loan portfolio, current local and national economic conditions and other factors. Credit card loans are charged-off within industry norms while personal, mortgage, and commercial loans are evaluated individually.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1994, there were no significant concentrations of credit risk in the loan portfolio.

END PUBLISHED PAGE 24

Financial Condition (continued):
  The reserve for possible loan losses as a percentage of loans was 1.46%, 1.51% and 1.46% at the end of 1994, 1993 and 1992, respectively. The provision for possible loan losses was $400,000, $500,000 and $700,000 in 1994, 1993 and 1992, respectively. The 1994 and 1993 decrease in the level of the provision for possible loan losses resulted from low levels of net charge-offs in 1994, 1993 and 1992. Net charge-offs were $282,000, $192,000 and $97,000 in 1994, 1993, and 1992, respectively. Net charge-
offs as a percentage of average loans outstanding remained at low levels of less than .11% during 1994, 1993, and 1992. Corporate management continuously reviews and evaluates the loan portfolio and the reserve for possible loan losses and believes that the reserve is adequate.
  Total deposits held by the Corporation increased $14,207,000 during 1994 compared to an increase of $3,282,000 during 1993. Interest-bearing deposits represented 83.0% and 84.4% of total deposits at December 31, 1994 and 1993, respectively. Noninterest-bearing deposits increased by $6,855,000 while interest-bearing deposits increased by $7,352,000 during 1994. During 1993, noninterest-bearing deposits decreased by $1,815,000 while interest-bearing deposits increased by $5,097,000. In both 1994 and 1993, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.
  Total other borrowings, primarily repurchase agreements, decreased by $229,000 during 1994, following an increase of $539,000 in 1993. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments.

Capital Resources:
  The capital resources of the Corporation and the Bank continue to grow stronger. The percentages of average equity to average assets were 9.31%, 9.11%, and 8.78% for 1994, 1993, and 1992, respectively.
  Federal regulators adopted risk-based capital guidelines for banks and bank holding companies. The guidelines require that percentages be applied to various assets, including off-balance sheet assets, in relation to the regulators' perceived risk. The guidelines establish two components of capital, Tier I and Tier II. For the reporting purposes of the Corporation, Tier I capital consists of shareholders' equity excluding net unrealized securities losses and Tier II capital consists of the allowable portion of the reserve for possible loan losses.
  Under "Prompt Corrective Action" regulations adopted in September of 1992, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Corporation meets the "well capitalized" definition which requires a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and the absence of any written agreement, order, or directive from any regulatory agency. "Well capitalized" status affords the Corporation the ability to operate with the greatest flexibility under current laws and regulations.
  The Corporation exceeds all applicable capital requirements. An analysis of the Corporation's risk-based capital position at December 31, 1994 and 1993 follows:

December 31,                                         1994           1993
-------------------------------------------------------------------------
Tier I capital -
   Shareholders' equity                            $ 37,645       $ 35,060
Tier II capital -
   Allowable portion of the reserve
    for possible loan losses                          2,735          2,552
                                                 ----------     ----------
Total capital                                      $ 40,380       $ 37,612
                                                 ----------     ----------
Risk-weighted assets                               $218,819       $204,193
Risk weighted off-balance
   sheet exposure                                    12,699          9,910
                                                 ----------     ----------
Total risk-weighted exposure                       $231,518       $214,103
                                                 ----------     ----------
Tier I capital ratio                                 16.26%       16.38%
Required Tier I capital ratio                         4.00         4.00
Total capital ratio                                  17.44        17.57
Required capital ratio                                8.00         8.00
Leverage ratio - Tier I capital
   as a percentage of average assets                  9.62         9.44
Required leverage ratio                               3.00         3.00

  The Corporation returns a portion of the income it earns to its shareholders in the form of cash dividends. Dividends declared as a percentage of net income were 43.0%, 42.8% and 40.6% in 1994, 1993 and 1992, respectively.

  The Corporation also retains a portion of the income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends on capital expenditure programs. Capital expenditures of approximately $2,250,000 are planned in 1995.

END PUBLISHED PAGE 25

Interest Rate Sensitivity Management:
  Interest rate sensitivity is a measurement of the risk inherent in net interest income attributable to fluctuations in market interest rates.
  The Corporation manages the repricing of interest rate sensitive assets and liabilities to stabilize interest margins and reduce the risk resulting from fluctuations of interest rates. Differences in the repricing of interest rate sensitive assets and liabilities over a period of time is referred to as the interest rate gap. If more rate sensitive assets reprice than rate sensitive liabilities during a given period of time, the period is said to have a positive interest rate gap. If the opposite relationship exists, the period is said to have a negative interest rate gap. When rates are increasing a positive interest rate gap will, with all other factors held constant, result in an increase in the net interest margin. When rates are decreasing, a negative interest rate gap will, with all other factors held constant, also result in an increase in the net interest margin.

  The table below presents an analysis of the interest rate sensitivity of the Corporation at December 31, 1994. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest yield because repricing of various categories of assets and liabilities is discretionary and is subject to competition and other external factors. At December 31, 1994 the Corporation was in a moderate asset-sensitive gap position as illustrated in the following table:

Interest Rate Sensitivity Analysis
                                       After 3          After 6
                                       Months           Months
                         Within 3      But Within       But Within
December 31, 1994        Months        6 Months         1 Year
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $ 126,331     $  14,138         $  25,996
   Securities               10,095         7,194            24,698
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           -0-               -0-
                   -------------------------------------------------------
Total interest
 earning assets          $ 136,426        21,332            50,694
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       74,793         5,927               -0-
   Time deposits            38,744        18,415            16,303
   Short-term
    borrowings and
    other interest
    bearing
    liabilities             19,171           -0-               -0-
                   -------------------------------------------------------
Total interest
 bearing
 liabilities               132,708        24,342            16,303
                   -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP         $   3,718     $  (3,010)         $ 34,391
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY        $   3,718     $     708          $ 35,099
 GAP
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST
 EARNING ASSETS              1.03%          .20%             9.71%
                   -------------------------------------------------------

                         After 1
                         Year But
                         Within        After 5
December 31, 1994        5 Year        Years         Total
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $  85,065     $  10,277     $ 261,807
   Securities               54,318         3,219        99,524
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           -0-           -0-
                   -------------------------------------------------------
Total interest
 earning assets            139,383        13,496       361,331
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       90,375           -0-       171,095
   Time deposits            33,566           -0-       107,028
   Short-term
    borrowings and
    other interest
    bearing
    liabilities                -0-           -0-        19,171
                   -------------------------------------------------------
Total interest-
 bearing
 liabilities               123,941           -0-       297,294
                   -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP         $  15,442     $  13,496     $  64,037
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP                     $  50,541     $  64,037
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST
 EARNING ASSETS             13.99%        17.72%
                   -------------------------------------------------------

Liquidity Managment:
  Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demands of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.

  On December 31, 1994, cash and cash equivalents equaled $21,275,000 or 5.4% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and arises from operating, investing and financing activities.
  The adjustements to reconcile 1994 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,325,000 and a provision of possible loan losses of $400,000 less gains on sales of loans and securities of $70,000. These items represent income and expenses included in net income which do not represent an expenditure or receipt of cash.

END PUBLISHED PAGE 26

Liquidity Management (continued):
  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $16,970,000. Cash provided by investing activities resulted from decreases in securities of $3,481,000. Cash used in investing activities included net loan increases of $16,399,000 and purchases of capital assets of $4,052,000 which includes about $3,000,000 in costs of the new corporate office building and remodeling of other parts of the main office complex.
  Net cash provided by financing activities was $11,057,000. Cash provided by financing activities included increases in deposits of $14,207,000 and proceeds from a line of credit of $1,668,000. Cash used by financing activities primarily included payments on the line of credit of $2,768,000 and dividends paid of $1,857,000. These cash flows resulted in a $1,000 reduction in cash and cash equivalents from December 31, 1993 to December 31, 1994.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At year-end, the Bank had available Federal funds facilities in excess of $9,000,000 at three correspondent banks. The internal and external sources of funds for liquidity, in the opinion of management, satisfy the liquidity needs of the Corporation.

Impacts of Accounting and Regulatory Pronouncements:
  Corporate management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" Implementation date by the Corporation: January 1, 1995
Impact on the Corporation: This Statement will impact the accounting by creditors for impairment of certain loans. It requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of the collateral. Corporate management does not believe that adoption of SFAS No. 114 will have a significant impact on the carrying value of impaired loans or on net income.

All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1994 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

Significant actions by the Federal government and its agencies, affecting the financial institutions industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions follows:

"Omnibus Budget Reconciliation Act of 1993"
Effective date of impact on the Corporation: August 10, 1993

Impact on the Corporation: Although the cost of tax compliance will increase, Corporate management does not anticipate that this tax act will have a material impact on net income.

"The President's Reform Plan for the Savings and Loan
Industry" and subsequent action by the FDIC:
Effective date (direct impact on the Corporation):
January 1, 1990

Impact on the Corporation: The deposit insurance premium rates which the Bank pays were increased during 1990 and 1991. The premium increases caused an increase in pretax premium expense of approximately $271,000 in 1991 and an additional $163,000 in 1992. During 1992, 1993 and 1994, the
FDIC did not increase deposit insurance premium rates. During 1992, a risk-related assessment system was developed by the FDIC. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance assessment rate which is currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. No increase in the premium paid by the Bank, other than from changes in deposit volume and mix, is anticipated in 1995.

END PUBLISHED PAGE 27

Officers of Lorain National Bank

Executive Offices

   Stanley G. Pijor
   Chairman and Chief Executive Officer

   James F. Kidd
   President and Chief Operating Officer

   Thomas P. Ryan
   Executive Vice President
   and Secretary


Administration

   James H. Weber
   Senior Vice President

   Debra R. Brown
   Vice President

   Carol A. Mesko
   Assistant Vice President

   James E. Long
   Assistant Vice President

   Susan I. Tuttle
   Assistant Cashier

   Marianne Kocak
   Assistant Cashier

   Robert J. Witkowski
   Maintenance Officer

   Teresa E. George
   Administration Officer


Audit Division

   David P. Krebs
   Vice President

   Gary W. Sedlak
   Assistant Vice President
   and Compliance Officer

   Carol A. Cavanaugh
   Senior Staff Auditor

   Randy E. Lottman
   E.D.P. Auditor

Loan Division

   Willard H. DoBrunz
   Senior Vice President

   Edwin F. Klenz
   Vice President

   Sandra L. Kotradi
   Vice President

   Bruce Diso
   Vice President

   Kenneth P. Wayton
   Vice President

   Ellen M. Walsh
   Assistant Vice President

   Joan M. Raymond
   Assistant Vice President

   Karen L. Borer
   Assistant Vice President

   Denise M. Kosakowski
   Assistant Cashier

   Eunice F. Ramirez
   Installment Loan Officer


Fiscal Division

   Gregory D. Friedman
   Senior Vice President and
   Chief Financial Officer

   Mitchell J. Fallis
   Vice President
   and Controller

   Patricia A. Adams
   Financial Accounting
   Officer


Marketing Division

   Steven F. Cooper
   Assistant Vice President

Trust and Investment
Management Division

   Emma N. Mason
   Senior Vice President

   Gerald S. Falcon
   Vice President

   Edward J. Baker
   Vice President

   Brian D. Morgan
   Vice President

   Patrick E. Sheridan
   Investment Officer

   James E. Carpenter
   Assistant Trust Officer

   Jodi L. Penwell
   Assistant Trust Officer


Operations and Consumer
Revolving Credit Divisions

   Michael D. Ireland
   Senior Vice President

   Larry R. Johnson
   Vice President

   Frances V. Lesniak
   Vice President

   Larry A. Hill
   Assistant Vice President

   Donna Jean Phillips
   Assistant Vice President

   Jeanne C. Maschari
   Assistant Vice President

   Patricia L. Cole
   Operations Officer

END PUBLISHED PAGE 28

Bank Offices and Officers

Amherst Office
   G. Dale Rosenkranz
   Vice President
   Fred W. Zemanek
   Assistant Cashier
   1175 Cleveland Avenue
   Amherst, Ohio
   (216) 988-4423

Avon Lake Office
   Charles A. DeAngelis
   Assistant Vice President
   240 Miller Road
   Avon Lake, Ohio
   (216) 933-2186

Cleveland Street Office
   Timothy J. Gallagher
   Vice President
   801 Cleveland Street
   Elyria, Ohio
   (216) 365-8397

Kansas Avenue Office
   Jennifer M. Nickolls
   Assistant Vice President
   1604 Kansas Avenue
   Lorain, Ohio
   (216) 288-9151

Lake Avenue Office
   Christine M. Weber
   Branch Manager
   42935 E. North Ridge Road
   Elyria, Ohio
   (216) 233-7196

Main Office*
   Joel A. Krueck
   Assistant Vice President
   and CRA Officer
   Patricia A. Wolanczyk
   Assistant Branch Manager
   457 Broadway
   Lorain, Ohio
   (216) 244-6000

Sixth Street Drive-In
   Joel A. Krueck
   Assistant Vice President
   and CRA Officer
   200 Sixth Street
   Lorain, Ohio
   (216) 244-6000

Oberlin Office
   Marilyn R. Krasienko
   Assistant Vice President
   40 East College Street
   Oberlin, Ohio
   (216) 775-1361

Kendal at Oberlin Office
   Marilyn R. Krasienko
   Assistant Vice President
   600 Kendal Drive
   Oberlin, Ohio
   (216) 244-6000

Olmsted Office
   Diana L. Schmittgen
   Branch Manager
   27095 Bagley Road
   Olmsted Twp., Ohio
   (216) 235-4600

Pearl Avenue Office
   Keith H. Kapanke
   Assistant Cashier
   2850 Pearl Avenue
   Lorain, Ohio
   (216) 277-1103

Lorain Plaza Office
   Edward R. Olah
   Vice President
   1147 Meister Road
   Lorain, Ohio
   (216) 282-9196

W. 37th and Oberlin Avenue
Auto Bank
   Edward R. Olah
   Vice President
   3660 Oberlin Avenue
   Lorain, Ohio
   (216) 282-9196

Second Street Office
   James E. Schmittgen
   Assistant Vice President
   221 Second Street
   Elyria, Ohio
   (216) 323-4621

Vermilion Office
   Robert B. White
   Assistant Vice President
   4455 Liberty Avenue
   Vermilion, Ohio
   (216) 967-3124

The Crossings of Westlake Office
   Susan M. Neiding
   Vice President
   30210 Detroit Road
   Westlake, Ohio
   (216) 892-9696

West Park Drive Office
   Evi C. Sklarek
   Branch Manager
   2130 West Park Drive
   Lorain, Ohio
   (216) 989-3131


Community Based Automated Teller
Machine Locations

Lakeland Medical Center
   3700 Kolbe Road,
   Lorain, Ohio

Lorain County Community College
   1005 N. Abbe Road,
   Elyria, Ohio

Lowe's Home Improvement Warehouse
   620 Midway Boulevard,
   Elyria, Ohio

Route 60 and Sailorway Drive
   1317 State Route 60,
   Vermilion, Ohio

Lorain Community/St. Joseph Regional Health Center
   205 W. 20th Street,
   Lorain, Ohio

*Drive-up ATM is available at Sixth Street Drive-In. All other offices feature ATMs.

END PUBLISHED PAGE 29

                            Directors and Officers of LNB Bancorp, Inc.

Directors

James L. Bardoner
   Retired, Former President
   Dorn Industries, Inc.

Daniel P. Batista
   Attorney/Partner
   Cook & Batista Co., L.P.A.

Wellsley O. Gray
   Sales Consultant
   Smith Dairy Company

James F. Kidd
   President and
   Chief Operating Officer
   LNB Bancorp, Inc.
   Lorain National Bank

David M. Koethe
   Chairman of the Board
   The Lorain Printing Company

Benjamin G. Norton
   Employee and Community
   Relations Manager
   Reliance Comm/Tec - Lorain Products

Stanley G. Pijor
   Chairman and
   Chief Executive Officer
   LNB Bancorp, Inc.
   Lorain National Bank

James H. Riddell
   Chairman of the Board
   Consumers Builders Supply Company
   President, Consumeracq, Inc.

Thomas P. Ryan
   Executive Vice President
   and Secretary/Treasurer
   LNB Bancorp, Inc.
   Executive Vice President
   and Secretary
   Lorain National Bank

Don A. Sanborn
   Retired

T. L. Smith, M.D.
   Physician

Eugene M. Sofranko
   President and
   Chief Executive Officer
   Lorain Glass Company, Inc.

Paul T. Stack
   Manufacturer's Representative
   Coley's Inc. and
   A-1 Welding and Fabricating, Inc.

Leo Weingarten
   Retired


Officers

Stanley G. Pijor
   Chairman and
   Chief Executive Officer

James F. Kidd
   President and
   Chief Operating Officer

Thomas P. Ryan
   Executive Vice President
   and Secretary/Treasurer

Willard H. DoBrunz
   Senior Vice President

Gregory D. Friedman
   Senior Vice President and
   Chief Financial Officer

Michael D. Ireland
   Senior Vice President

Emma N. Mason
   Senior Vice President

James H. Weber
   Senior Vice President


END PUBLISHED PAGE 30

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                     1994           1993           1992
--------------------------------------------------------------------------
Total interest income            $26,830,000    $25,892,000    $27,465,000
Total interest expense             8,572,000      8,540,000     10,223,000
                             ---------------------------------------------
Net interest income               18,258,000     17,352,000     17,242,000
Provision for possible
loan losses                          400,000        500,000        700,000
Other income                       4,064,000      3,818,000      3,605,000
Gains from sales
 of loans and securities              70,000        191,000         14,000
Other expense                     15,679,000     15,017,000     14,785,000
                             ---------------------------------------------
Income before Federal
income taxes                       6,313,000      5,844,000      5,376,000
Federal income taxes               1,881,000      1,815,000      1,550,000
                             ---------------------------------------------
NET INCOME                       $ 4,432,000    $ 4,029,000    $ 3,826,000
                             ---------------------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1994           1993           1992
--------------------------------------------------------------------------
Cash and cash equivalents       $ 21,275,000   $ 21,276,000   $ 32,728,000
Securities                        99,524,000    103,086,000     96,631,000
Net loans                        257,975,000    242,043,000    230,364,000
Other assets                      16,081,000     13,211,000     12,503,000
                             ---------------------------------------------
TOTAL ASSETS                    $394,855,000   $379,616,000   $372,226,000
                             ---------------------------------------------
Total deposits                  $335,219,000   $321,012,000   $317,730,000
Other borrowings                  19,151,000     19,400,000     18,861,000
Other liabilities                  2,974,000      4,144,000      3,083,000
                             ---------------------------------------------
Total liabilities                357,344,000    344,556,000    339,674,000
                             ---------------------------------------------
Total shareholders' equity        37,511,000     35,060,000     32,552,000
                             ---------------------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY        $394,855,000   $379,616,000   $372,226,000
                             ---------------------------------------------
SHARE DATA
                                      1994           1993           1992
--------------------------------------------------------------------------
Per share data (1):
Net income                            $ 1.37         $ 1.25         $ 1.20
Cash dividends                        $  .60         $  .56         $  .51
Cash dividends declared           $1,905,000     $1,725,000     $1,555,000
Net increase in
shareholders' equity              $2,451,000     $2,508,000    $ 2,414,000
Book value per share (1)              $11.72         $11.32         $10.61
Number of shares out-
standing at end of year (1)        3,200,054      3,190,688      3,159,531
--------------------------------------------------------------------------

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                                    1991           1990
--------------------------------------------------------------------------
Total interest income                           $30,080,000    $31,046,000
Total interest expense                           14,087,000     15,968,000
                                            ------------------------------
Net interest income                              15,993,000     15,078,000
Provision for possible
loan losses                                         600,000        500,000
Other income                                      3,612,000      3,584,000
Gains from sales of loans
and securities                                          -0-            -0-
Other expense                                    14,164,000     13,789,000
                                            ------------------------------
Income before Federal
income taxes                                      4,841,000      4,373,000
Federal income taxes                              1,329,000      1,030,000
                                            ------------------------------
NET INCOME                                      $ 3,512,000    $ 3,343,000
                                            ------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,             1991           1990
--------------------------------------------------------------------------
Cash and cash equivalents                       $24,060,000    $22,581,000
Securities                                       95,600,000     82,498,000
Net loans                                       220,458,000    219,244,000
Other assets                                     11,611,000     12,270,000
                                            ------------------------------
TOTAL ASSETS                                   $351,729,000   $336,593,000
                                            ------------------------------
Total deposits                                 $301,953,000   $285,907,000
Other borrowings                                 16,509,000     19,762,000
Other liabilities                                 3,129,000      3,066,000
                                            ------------------------------
Total liabilities                               321,591,000    308,735,000
                                            ------------------------------
Total shareholders' equity                       30,138,000     27,858,000
                                            ------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $351,729,000   $336,593,000
                                            ------------------------------

SHARE DATA                                          1991           1990
--------------------------------------------------------------------------
Per share data (1):
Net income                                           $ 1.10         $ 1.06
Cash dividends                                       $  .46         $  .42
Cash dividends declared                         $ 1,404,000    $ 1,260,000
Net increase in
shareholders' equity                            $ 2,280,000    $ 2,347,000
Book value per share (1)                              $9.89          $9.23
Number of shares out-
standing at end of year (1)                       3,138,203      3,107,716
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the five-for-four stock split in 1993, the two-for-one stock split in 1989 and 3 percent stock dividends in all other years presented.
END PUBLISHED PAGE 31

EARNINGS AND STOCK PERFORMANCE

10 Year Earnings History

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1985 through 1994.

The Corporation's management team is proud of its record of continuously increasing profits over this ten year period.

Market Value of Cumulative Shares

100 Shares Purchased December 31, 1994 - Cost: $1,850.00
312 Shares Currently Held December 31, 1994 - Market Value: $9,399.00

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1985 - 1994: $1,267.79

For the information of our shareholders, the bottom two graphs reflect a 10 year chronological record of stock and dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc. stock without further reinvestment.

Purchase of 100 shares of LNB Bancorp, Inc. stock at $18.50 per share in 1984:

Total market value..........................$1,850.00

Through two stock spilts and several stock dividends over the years, the shareholder in this example now owns 312 shares of LNB Bancorp, Inc. stock with a market value of $30.13 per share as of December 31, 1994.

Total market value..........................$9,399.00

In addition, our hypothetical shareholder would have benefited from the cash dividends declard on the stock.

Cumulative cash dividends declared ........ $1,267.79

END PUBLISHED PAGE 32
END OF PUBLISHED LNB BANCORP, INC. 1994 ANNUAL REPORT

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 1994)

                      S - K Reference Number (22)




                    Corporate Organization Structure



                     ..............................
                     .     LNB Bancorp, Inc.      .
                     .  One Bank Holding Company  .
                     .    an Ohio Corporation     .
                     ..............................
                                   .
                                   .
                      .............................
                      . The Lorain National Bank  .
                      . Wholly-Owned Subsidiary   .
                      .   an Ohio Corporation     .
                      .............................
                                   .
                                   .
                    .................................
                    . LNB Financial Services, Inc.  .
                    .   Wholly-Owned Subsidiary     .
                    .     an Ohio Corporation       .
                    .         (inactive)            .
                    .................................

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1994)

                      S - K Reference Number (24)




                   Consent of Independent Accountants.

KPMG Peat Marwick, LLP (LOGO)                     EXHIBIT 24
Certified Public Accountants
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495


Consent of Independent Accountants

The Board of Director
LNB Bancorp, Inc. and Subsidiary

We consent to incorporation by reference in the registration statement (No. 33-64034) on Form S-8 of LNB Bancorp, Inc. of our report dated January 17, 1995, relating to the consoli-dated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K of LNB Bancorp, Inc.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick

Cleveland, Ohio
March 21, 1995

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1994)

                      S - K Reference Number (27)





                       Financial Data Schedule

     [ARTICLE] 9
[CIK] 0000737210
[NAME] LNB BANCORP, INC.
[MULTIPLIER] 1000
[CURRENCY] U.S.

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-START]                             JAN-01-1994
[PERIOD-END]                               DEC-31-1994
[EXCHANGE-RATE]                                      1
[CASH]                                          21,275
[INT-BEARING-DEPOSITS]                         278,123
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     10,137
[INVESTMENTS-CARRYING]                          89,387
[INVESTMENTS-MARKET]                            86,943
[LOANS]                                        261,807
[ALLOWANCE]                                    (3,832)
[TOTAL-ASSETS]                                 394,855
[DEPOSITS]                                     335,219
[SHORT-TERM]                                    19,171
[LIABILITIES-OTHER]                              2,954
[LONG-TERM]                                          0
[COMMON]                                         3,200
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      34,311
[TOTAL-LIABILITIES-AND-EQUITY]                 394,855
[INTEREST-LOAN]                                 21,425
[INTEREST-INVEST]                                5,108
[INTEREST-OTHER]                                   297
[INTEREST-TOTAL]                                26,830
[INTEREST-DEPOSIT]                               7,761
[INTEREST-EXPENSE]                               8,572
[INTEREST-INCOME-NET]                           18,258
[LOAN-LOSSES]                                      400
[SECURITIES-GAINS]                                  70
[EXPENSE-OTHER]                                 15,679
[INCOME-PRETAX]                                  6,313
[INCOME-PRE-EXTRAORDINARY]                       6,313
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     4,432
[EPS-PRIMARY]                                     1.37
[EPS-DILUTED]                                     1.37
[YIELD-ACTUAL]                                    5.09
[LOANS-NON]                                        318
[LOANS-PAST]                                       419
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                  1,197
[ALLOWANCE-OPEN]                                 3,714
[CHARGE-OFFS]                                      399
[RECOVERIES]                                       117
[ALLOWANCE-CLOSE]                                3,832
[ALLOWANCE-DOMESTIC]                             2,708
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          1,124

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1994)

                      S - K Reference Number (28)




             Notice of Annual Meeting to shareholders and
               Proxy Statement (dated March 20, 1995).

                           LNB BANCORP, INC.
                             LORAIN, OHIO

               NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS OF
LNB BANCORP, INC.                                          March 20, 1995

   The Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 18, 1995, at 10:00 a.m., Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully described in the Proxy Statement.

PROPOSALS:
   1. ELECTION OF DIRECTORS - To elect five (5) directors to hold office until their term expires (April 21, 1998) or until their successors are elected and qualified.
   2. INCREASE AUTHORIZED SHARES AND FIX PAR VALUE AT $1.00 PER SHARE
      - Consideration of an amendment to the Articles of Incorporation of LNB Bancorp, Inc. which would increase the authorized number of shares from 4,000,000 to 5,000,000 and fix the par value of the Common Stock at $1.00 per share to allow for a five-for-four stock split of the Common Stock of LNB Bancorp, Inc. if this proposal is approved.
   3. OTHER BUSINESS - To transact such other business as may properly come before the meeting.

  Shareholders of record at the close of business on March 10, 1995 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.
  We urge you to sign and return the enclosed proxy as promptly as possible, whether or not you plan to attend the meeting in person. This proxy may be revoked prior to its exercise.

                                    By Order of the Board of Directors


                                                   /s/ Thomas P. Ryan


                                                       Thomas P. Ryan
                                             Executive Vice President
                                              and Secretary/Treasurer


YOUR VOTE IS IMPORTANT. PLEASE MARK, SIGN, DATE AND MAIL THE ENCLOSED PROXY FORM(S) WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING. A RETURN ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE.

                            LNB BANCORP, INC.
                              457 BROADWAY
                           LORAIN, OHIO 44052
                            PROXY STATEMENT
                             MARCH 20, 1995

  This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc., (hereinafter called the "Corporation") being a One Bank Holding Company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 18, 1995, is 3,210,765. Only those shareholders of record at the close of business on March 10, 1995 shall be entitled to vote. This proxy may be revoked prior to its exercise. The cost of this solicitation is being paid by the Corporation.

VOTING
  Each shareholder shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
  Shares held in accounts by the Bank's Trust and Investment Management Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
  Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instruction contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein; in support of the increase in the number of authorized shares; and at the discretion of the proxy holders on such other matters as may come before the meeting. The Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.
  The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 1995 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal, the number of votes for, the number of votes against and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

ELECTION OF DIRECTORS
  Article III provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for five (5) members of the present Board of Directors will expire on April 18, 1995, the management has nominated the hereinafter named five (5) individuals for election to serve until April 21, 1998, or until their successors are elected and qualified.
  The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.

  Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors, provided however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee.
  Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following five(5) nominees:
  1) Daniel P. Batista
  2) David M. Koethe
  3) Stanley G. Pijor
  4) Eugene M. Sofranko
  5) Leo Weingarten

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
NOMINEE.

  The following individuals are directors whose term of office is scheduled to expire on April 16, 1996:
  1) James L. Bardoner
  2) Wellsley O. Gray
  3) Benjamin G. Norton
  4) Don A. Sanborn
  5) T.L. Smith, M.D.

  The following individuals are directors whose term of office is scheduled to expire on April 15, 1997:
  1) James F. Kidd
  2) James H. Riddell
  3) Thomas P. Ryan
  4) Paul T. Stack
                                  -4-

DIRECTOR'S COMMITTEES
  The Bank has five (5) standing committees upon which members of the Board of Directors serve. They are:

  1) The Audit Committee        4) The Pension/Fringe Benefit Committee
  2) The Executive Committee    5) The Incentive Stock Option Committee
  3) The Trust Committee

  Membership of each of these committees is indicated by footnote on page 7.

  The Audit Committee met three (3) times during the last fiscal year. It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met thirteen (13) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt and also serves as the Compensation Committee. The Trust Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Bank has no designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.
  The Bank held thirteen (13) Board of Directors meetings during the last fiscal year. Of the directors who served during 1994, Leo Weingarten and James H. Riddell attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned directors were a member.
  The Corporation held five (5) Board of Directors meetings during the last fiscal year. Of the directors who served during 1994, Leo Weingarten and James H. Riddell, attended fewer than 75% of the total of five (5) meetings held.
  All of the directors of the Corporation are also directors of the Bank. A director's fee of $400.00 is paid to those directors, who are not officers, for each meeting attended. Directors, who are also officers, receive a fee of $200.00 for their attendance at the Corporation's board meetings and receive no director's fees for their attendance at the meetings of the Bank's board.

                                                 LORAIN
                                                NATIONAL
                                                  BANK       LNB BANCORP,
                    PRINCIPAL OCCUPATION        DIRECTOR    INC. DIRECTOR
NAME AND AGE       FOR THE PAST FIVE YEARS       SINCE          SINCE

JAMES L. BARDONER   RETIRED, FORMER PRESIDENT     1974          1983
Age 76              Dorn Industries, Inc.
(1-2-4-5)           (Manufacturing Company)

DANIEL P. BATISTA   ATTORNEY/PARTNER              1976          1983
Age 60              Cook & Batista Co. L.P.A.
(2-3-5-7)

WELLSLEY O. GRAY    SALES CONSULTANT              1973          1983
Age 61              Smith Dairy Company
(1-3)

JAMES F. KIDD       PRESIDENT AND CHIEF           1989          1989
Age 55              OPERATING OFFICER
                    LNB Bancorp, Inc. and
                    The Lorain National Bank

DAVID M. KOETHE     CHAIRMAN OF THE BOARD         1975          1983
Age 59              The Lorain Printing Company
(2-3-4-5-8)

BENJAMIN G. NORTON  EMPLOYEE AND                  1983          1983
Age 55              COMMUNITY RELATIONS MANAGER
(3-6)               Reliance Comm/Tec - Lorain Products

STANLEY G. PIJOR    CHAIRMAN AND CHIEF            1969          1983
Age 64              EXECUTIVE OFFICER
(2-3-4)             LNB Bancorp, Inc. and
                    The Lorain National Bank

JAMES H. RIDDELL    CHAIRMAN OF THE BOARD         1970          1983
Age 68              Consumers Builders Supply
(1-4-5-6)           Company
                    PRESIDENT
                    Consumeracq, Inc.

THOMAS P. RYAN      EXECUTIVE VICE PRESIDENT      1989          1989
Age 56              AND SECRETARY/TREASURER
                    LNB Bancorp, Inc.
                    EXECUTIVE VICE PRESIDENT
                    AND SECRETARY
                    The Lorain National Bank

DON A. SANBORN      RETIRED                       1971          1983
Age 71
(1-3)
                                  -6-

                                               LORAIN
                                              NATIONAL
                                                BANK         LNB BANCORP,
                    PRINCIPAL OCCUPATION      DIRECTOR     INC. DIRECTOR
NAME AND AGE       FOR THE PAST FIVE YEARS     SINCE           SINCE


T.L. SMITH, M.D     PHYSICIAN                   1968            1983
Age 81
(1-2-4-5)

EUGENE M. SOFRANKO  PRESIDENT AND CHIEF         1974            1983
Age 64              EXECUTIVE OFFICER
(1-2-4-5)           Lorain Glass Company, Inc.

PAUL T. STACK       MANUFACTURER'S              1974            1983
Age 65              REPRESENTATIVE
(1-2-3)             Coley's Inc. and
                    A-1 Welding and Fabricating, Inc.

LEO WEINGARTEN      RETIRED                     1964            1983
Age 75
(2-4-5)

  (1) Member of Audit Committee
  (2) Member of Executive Committee
  (3) Member of Trust Committee
  (4) Member of Pension/Fringe Benefit Committee
  (5) Member of Incentive Stock Option Committee
  (6) Executive Committee Alternate
  (7) The Bank has retained the law firm of Cook & Batista Co.,
      L.P.A. as legal counsel for the last several years. During the last fiscal year, The Lorain National Bank has paid to Cook & Batista, Co., L.P.A. an amount of $112,461.81. It is anticipated that this relationship will continue during the current fiscal year.
  (8) During the last fiscal year, The Lorain National Bank has paid to The Lorain Printing Company an amount of $51,500.98 for stationery, supplies and other printed material. It is anticipated that such business relationship will continue during the current fiscal year.
 Note: The Executive Committee also serves as the Compensation
 Committee.

EXECUTIVE COMPENSATION
  During 1992 and 1993, the Securities and Exchange Commission (SEC) adopted new rules with regard to reporting executive compensation in proxy and information statements and other commission filings. The Corporation and the Bank do not have, nor has there been in the past, any Stock Appreciation Rights or Long Term Incentive Plans. The information which follows incorporates the disclosure requirements of these new rules.

SUMMARY COMPENSATION TABLE
  The named executive officers disclosure requirements affect the
Chief Executive Officer and those executive officers earning more than $100,000 in salary and bonuses. In 1994, 1993 and 1992, Mr. Stanley G. Pijor, Chairman and Chief Executive Officer, met the criteria requiring disclosure. In 1994 and 1993, Mr. James F. Kidd, President and Chief Operating Officer, met the criteria for disclosure. In
1994, Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, met the criteria for disclosure.
  The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December
31, 1994, 1993 and 1992.
                                   Compensation (1)
                        -----------------------------------------------
                                       Annual
Name and               --------------------------------     All
Principal Position        Year      Salary      Bonus      Other (2)
----------------------------------------------------------------------
Stanley G. Pijor          1994    $186,044    $15,000     $63,591
Chairman and              1993    $177,334    $10,000     $66,366
Chief Executive Officer   1992    $171,618    $10,000     $65,042

James F. Kidd             1994    $104,556    $15,000     $15,646
President and Chief       1993    $ 94,634    $10,000     $11,903
Operating Officer

Thomas P. Ryan            1994    $ 92,323    $15,000     $14,450
Executive Vice President
and Secretary/Treasurer

(1) The aggregate of Other Annual Compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and therefore is not required to be reported under the SEC rules.

(2) All Other Compensation consisted of the following:

   Stanley G. Pijor:                     1994        1993        1992
    Contribution, in Mr. Pijor's
    behalf to:
     The Bank's Stock Purchase Plan $ 5,202 $ 5,390 $ 5,358 The Bank's Employee Stock
      Ownership Plan                  $10,939     $12,494     $12,801
     Mr. Pijor's Supplemental
      Retirement Agreement            $37,441     $37,441     $37,441
     Mr. Pijor's Supplemental
      Life Insurance                  $ 6,901     $ 7,758     $ 6,309
   Corporation director's fees        $ 1,000     $ 1,175     $ 1,025



  James F. Kidd:                         1994        1993
   Contribution, in Mr. Kidd's
   behalf to:
    The Bank's Stock Purchase Plan    $ 3,909     $ 2,796
    The Bank's Employee Stock
     Ownership Plan                   $ 8,860     $ 6,959
    Mr. Kidd's Supplemental
     Life Insurance                   $ 2,077     $ 1,348
    Corporation director's fees       $   800     $   800

  Thomas P. Ryan:                      1994
   Contribution, in Mr. Ryan's
    behalf to:
     The Bank's Stock Purchase Plan  $ 3,508
     The Bank's Employee Stock
      Ownership Plan                 $ 7,993
     Mr. Ryan's Supplemental
      Life Insurance                 $ 1,949
     Corporation director's fees     $ 1,000

OPTION GRANTS TABLE (last fiscal year)
  There were no stock options granted by the Corporation or the Bank in 1994.

LONG TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)
  There were no long term incentive plans or plan awards in 1994.

OPTION EXERCISES AND YEAR END VALUE TABLE (last fiscal year)

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUE (1)

                                                           Value of
                                      Number of           Unexercised
                                     Unexercised          In-the-Money
                                        Option              Option
              Shares                   Shares               Shares
            Acquired       Value     at FY-End(#)          at FY-End ($)
               on        Realize     Exercisable/          Exercisable/
Name        Exercise(#)    ($)(2)    Unexercisable       Unexercisable(2)
--------------------------------------------------------------------------

Stanley G. Pijor    -0-         $0         8,385/0             $184,549/$0
James F. Kidd       -0-         $0         1,648/0             $  7,646/$0
Thomas P. Ryan      -0-         $0         1,648/0             $  7,646/$0

(1) All amounts reflect the 3% stock dividend in April 1994.

(2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or price of "in-the-money" options.

COMPENSATION COMMITTEE REPORT
  The Executive Committee of the Bank meets annually to review all officer's salaries. The criteria used in determining salaries and bonuses of all officers (other than the Chief Executive Officer, Mr. Stanley G. Pijor) is based upon industry peer group, national surveys and performance judgements as to the past and expected future contributions of the individual officers. In addition, the Committee periodically is advised by independent compensation consultants concerning salary competitiveness.

  The compensation paid to the Chief Executive Officer (Mr. Stanley
G. Pijor) is based upon an "Employment Agreement", a "Supplemental Retirement Agreement", and a "Consulting Agreement". The terms and conditions of these three (3) agreements are more fully discussed in the following paragraphs.
  In 1994, Fifteen Thousand Dollar ($15,000.00) bonuses were granted to Messrs. Pijor, Kidd and Ryan in addition to the compensation called for under the terms of the aforementioned agreements and criteria. The Executive Committee granted these bonuses based upon the Committee's assessment of the individual performance of Messrs. Pijor, Kidd and Ryan during 1994 and their contributions to the successful management of the Corporation and the Bank. Messrs. Pijor, Kidd and Ryan were not present during discussion of this bonus payment.

  The members of the Executive Committee are:
       James L. Bardoner                    T.L. Smith, M.D.
       Daniel P. Batista                    Eugene M. Sofranko
       David M. Koethe                      Paul T. Stack
       Stanley G. Pijor                     Leo Weingarten

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  During 1994, Mr. Stanley G. Pijor, Chairman and Chief Executive Officer, served on the Executive Committee of the Bank. The Executive Committee also serves as the Compensation Committee of the Bank. Mr. Pijor did not participate in any of the deliberation relative to his compensation.

EMPLOYMENT AGREEMENT
   On December 31, 1987, an Employment Agreement was entered into between Mr. Stanley G. Pijor and The Lorain National Bank. The Agreement became effective January 1, 1988 and shall remain in effect through December 31, 1995. The Agreement provides for Mr. Pijor to maintain the highest executive position in the organization. Mr. Pijor shall be compensated at the initial rate of One Hundred Twenty Nine Thousand Six Hundred Seventy Five Dollars ($129,675.00) with a five percent (5%) raise effective June 1st of each year thereafter. Mr. Pijor will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. In determining the compensation payable under the Agreement, the Board of Directors reviewed compensation paid to presidents of financial institutions similar in size to The Lorain National Bank.

SUPPLEMENTAL RETIREMENT AGREEMENT
  On December 31, 1987, the Bank entered into a Supplemental Retirement Agreement (SRA) with Mr. Stanley G. Pijor. The purpose of the SRA is to provide supplemental retirement benefits to Mr. Pijor in addition to the benefits provided by the Bank's qualified retirement plans. The SRA has been adopted to assist the Bank in retaining the services of Mr. Pijor through his normal retirement date. The SRA is designed to provide for the monthly payment or annual payment (at Mr. Pijor's election) in the event of: (a) normal retirement on or after July 1, 1995; (b) permanent disability1; (c) death2; or (d) discharge "without cause"3. Under terms of this agreement, Mr. Pijor will receive annual supplemental retirement benefits for 10 years of $50,000 if he retires at age 65 or after. The SRA is fully funded by means of a corporate owned life insurance policy which was paid for in eight (8) equal annual premium payments of Thirty Seven Thousand Four Hundred Thirty One Dollars and Twenty Cents ($37,431.20) from 1987 through 1994.

Notes:
1 If disability occurs prior to July 1, 1995, Mr. Pijor will receive the Fifty Thousand Dollar ($50,000.00) supplemental benefit as if he had retired on or after July 1, 1995.
2 If death occurs after Mr. Pijor has established eligibility benefits (i.e., meeting the age requirements) then the applicable benefit, based on the corresponding age, will be paid to the appropriate beneficiaries.
3 If discharge "without cause" occurs, Mr. Pijor will receive the Fifty Thousand Dollar ($50,000.00) supplemental benefit as if he had remained employed until his normal retirement date (i.e., July 1, 1995).

CONSULTING AGREEMENT
   On March 15, 1994, the Bank and the Corporation entered into a Consulting Agreement (The Agreement) with Mr. Stanley G. Pijor. The Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's right to receive the benefits referred to above for a period of two (2) years.

PENSION PLAN
  The Bank sponsors the Lorain National Bank Retirement Pension Plan (the Plan) covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one year of service, as defined in the Plan.
  Participants are eligible for normal retirement upon reaching are sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefit payments reduced if they have less than fifteen (15) years of continuous employment upon retirement. Participants who join the Plan after January 1, 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five (5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits.
   Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the social security taxable wage base.
   Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

                                      Employee's Annual Estimated Pension
                 Final Average            Payments Assuming Minimum of
             Annual Compensation               25 Years of Service

                 $250,000*                             $76,725
                  200,000*                              76,725
                  150,000                               76,725
                  100,000                               49,850

*The current annual compensation limit with respect to determining an employee's annual pension payment is limited in 1994 by the Internal Revenue Code to $150,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $76,725. Therefore, an employee's annual estimated pension payment for final average compensation levels of $150,000 and above remains at the $76,725 level. Pension benefits accrued prior to 1994 are grandfathered, if their calculated benefit is greater than $76,725. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. Pijor, Kidd and Ryan have thirty-nine (39), thirty (30) and thirty-three (33) credited years of service respectively, under the provisions of the Plan.

   The Bank's 1994 contribution to the Plan was $138,282. The amount of contributions with respect to a specific person is not and cannot readily be calculated on an individual basis.

PERFORMANCE GRAPH

   The Performance Graph is submitted under Form SE pursuant to Regulation S-T subpart 232.300 paragraph 232.304(d)(1), Graphic and image material.

BENEFICIAL OWNERSHIP OF SHARES
  The following table reflects as of December 31, 1994, any person known to the Corporation to be the beneficial owner of more than five percent (5%) of any class of the Corporation's voting securities, consisting of common stock only, as well as the total number of shares of common stock beneficially owned by each director, nominee, and the directors and executive officers of the Corporation as a group.

Five Percent Beneficial Ownership
                                    Amount and Nature   Percent
Name and Address of                   of Beneficial       of
Beneficial Owner                        Ownership        Class

Standen and Co. as nominee for
The Lorain National Bank               445,835(1)       13.93%
457 Broadway
Lorain, Ohio 44052

(1) The Bank, a wholly owned subsidiary of LNB Bancorp, Inc. (a U. S. Corporation) disclaims beneficial ownership of all shares. The shares were held by the Bank in various accounts administered by it, as fiduciary, for the benefit of beneficiaries, donors, or principals of such accounts. The Bank, as fiduciary, had (a) sole power to vote 110,213 shares; (b) sole investment power to purchase/sell, but no power to vote on 166,885 shares; (c) shared investment power with sole
power to vote with respect to 42,912    shares; and (d) no investment
power and no power to vote on 162,907 shares. Shares of the Corporation held by the Bank in various fiduciary capacities will be voted only in accordance with directions, approvals or instructions where called by the governing instruments or by law, and in the absence of special factors affecting any individual account, will be voted in accordance with management's recommendations where the Bank as fiduciary has authority to determine the manner of voting.

BENEFICIAL OWNERSHIP OF MANAGEMENT   (As of December 31, 1994)

                     Sole          Shared      Total Amount
               Investment and  Investment and  of Beneficial   Percent
Name            Voting Power    Voting Power     Ownership    of Class

James L. Bardoner    6,531            479          7,010          .22%
Daniel P. Batista   17,237         37,369         54,606         1.71%
Wellsley O. Gray     6,366          3,550          9,916          .31%
James F. Kidd       35,754            660         36,414         1.14%
David M. Koethe     44,153            142         44,295         1.38%
Benjamin G. Norton  34,567         35,656         70,223         2.19%
Stanley G. Pijor    55,028         25,606         80,634         2.52%
James H. Riddell    18,005          2,194         20,199          .63%
Thomas P. Ryan      30,033            976         31,009          .97%
Don A. Sanborn       9,746            -0-          9,746          .30%
T. L. Smith, M.D.   10,968          7,806         18,774          .59%
Eugene M. Sofranko   5,146         16,804         21,950          .69%
Paul T. Stack        7,562            878          8,440          .26%
Leo Weingarten      82,966          6,683         89,649         2.80%
Executive Officers
 who are not
 Directors          55,693            321         56,014         1.75%
                   -------       --------        -------        ------
All Directors and
 Executive Officers
 as a Group        419,755        139,124        558,879        17.46%
                   =======       ========        =======        ======

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
  Some of the directors of the Corporation and the companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1994. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

INCREASE AUTHORIZED SHARES AND FIX PAR VALUE AT $1.00 PER SHARE
  The Board of Directors recommends that the shareholders approve an amendment to Articles of Incorporation which would fix the par value of the Common Stock of the Corporation at $1.00 per share and increase the authorized number of shares from 4,000,000 to 5,000,000.
  Ratification of the appointment of the increase in the number of shares requires the affirmative vote of a majority of the shares of Common Stock of the Corporation voting in person or by proxy at the Annual Meeting of Shareholders. If the shareholders should not ratify the increase in the number of authorized shares, the Board of Directors will reconsider this action.
  The purpose of this amendment is to allow for a split of the Common Stock of the Corporation on a basis of five-for-four. The shareholders of record on April 18, 1995, will be issued additional shares on a five-for-four basis respective to their holding of Common Stock of the Corporation on that date assuming the shareholders approve the aforementioned amendment. This would increase the number of shares outstanding by 802,692 shares and result in an increase in the total number of shares outstanding from 3,210,765 to 4,013,457. The five-for-four stock split combined with the impact of having the par value of Common Stock fixed a $1.00 per share would result in an equity transaction in which $802,692 would be transferred from additional capital to Common Stock. This equity transaction would have no impact on retained earnings. The calculation of the actual number of shares to be issued and the amount of the resulting equity transaction will be based upon the number of shares outstanding on the record date.
  This action is recommended to allow more of our present and future customers to acquire additional shares or become new shareholders of LNB Bancorp, Inc.
  No fractional shares will be issued. The Corporation will sell full shares representing all the fractions to the highest bidder after having solicited sealed bids from at least three (3) licensed stockbrokers. The proceeds of the sale shall be distributed pro rata to shareholders who would otherwise be entitled to fractional shares.

  THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" APPROVAL OF THE
PROPOSED AMENDMENT OF THE ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK.

COMMON STOCK PRICES
                            Trading Ranges of Common Stock-Bid Price

                             1994                    1993
                       HIGH        LOW         HIGH        LOW
First Quarter         $27.75     $26.25       $22.40     $21.80
Second Quarter         29.25      27.75        24.25      22.40
Third Quarter          30.00      29.25        24.75      24.25
Fourth Quarter         30.13      30.00        26.25      24.75

  Bid prices are taken from those published daily by a newspaper of general circulation in Lorain County, Ohio.

PRINCIPAL ACCOUNTANTS
  The independent accounting firm of KPMG Peat Marwick LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions and issue a statement if so desired.

SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING
  Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 1996 Annual Meeting they must be received by the Corporation no later than December 1, 1995. Such proposals should be directed to LNB Bancorp, Inc., Attention:
Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

OTHER BUSINESS
  Management is not aware of any other matter which may be presented for action at the meeting other than the matters set forth herein. Should any matter other than those set forth herein be presented for a vote of the shareholders, the proxy in the enclosed form directs the persons voting such proxy to vote in accordance with their judgement.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
  Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC).
  The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1994.

ANNUAL DISCLOSURE STATEMENT
  Financial information regarding The Lorain National Bank is available to our customers, shareholders and the general public upon request. In accordance with Federal regulation to facilitate more informed decision making by depositors, and the general public, we will provide, upon request, an Annual Disclosure Statement containing financial information for the last two (2) years. To obtain a copy of the Annual Disclosure Statement, please contact Gregory D. Friedman, Senior Vice President and Chief Financial Officer, The Lorain National Bank, 457 Broadway, Lorain, Ohio 44052.

ANNUAL REPORT
  A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1994 will be presented at the meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052.


                                    By Order of the Board of Directors


                                                /s/     Thomas P. Ryan

                                                        Thomas P. Ryan
                                              Executive Vice President
                                               and Secretary/Treasurer

PROXY    ANNUAL MEETING         LNB BANCORP, INC., LORAIN, OHIO
  This Proxy is Solicited on Behalf of the Board of Directors




The undersigned hereby appoint JAMES L. BARDONER, DAVID M. KOETHE and DANIEL P. BATISTA, as Proxies, each with the power to appoint his substitute, and hereby authorize them to represent and to vote, as designated below, all the shares of Common Stock of the LNB Bancorp, Inc. held on record by the undersigned on March 10, 1995, at the Annual Meeting of Shareholders to be held on April 18, 1995 or any adjournment thereof.

1.  ELECTION OF DIRECTORS
    [ ] FOR all nominees listed below (except as marked to the contrary below)

    [ ] WITHHOLD AUTHORITY to vote for all nominees listed below
        Daniel P. Batista, David M. Koethe, Stanley G. Pijor,
        Eugene M. Sofranko and Leo Weingarten

    (Instruction: To withhold authority to vote for any individual nominee write that nominee's name on the space provided below.)



-----------------------------------------------------------------


2. INCREASE AUTHORIZED SHARES AND FIX PAR VALUE AT $1.00 PER SHARE - Consideration of an amendment to the Articles of Incorporation of LNB Bancorp, Inc. which would increase the authorized number of shares from 4,000,000 to 5,000,000 and fix the par value of the Common Stock at $1.00 per share to allow for a five-for-four stock split of the Common Stock of LNB Bancorp, Inc. if this proposal is approved.

    [ ] FOR    [ ] AGAINST      [ ] ABSTAIN

In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.

This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, this proxy will be voted for proposals 1 and 2.




Dated -----------, 1995 Number of shares in my/our name ---------



                               -------------------------- (L.S.)



                               -------------------------- (L.S.)


NOTE: Please sign exactly as name appears above. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by authorized person.



    YOUR VOTE IS IMPORTANT. PLEASE MARK, SIGN, DATE AND MAIL THIS PROXY FORM WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING.
         A RETURN ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE.

                Please read and vote on other side.