Form 10-K/A
period 1994-12-31
LNB BANCORP INC
filed 1995-04-28
CIK 737210

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10K/A

            Annual Report Pursuant to Section 13 OR 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended                      Commission file
    December 31, 1994                           number 0-13203

                           Amendment Number 1

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

   The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994 for the purpose of refiling an electronic copy of the Financial Data Schedule as a separate electronic document:

PART II

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (3)  Exhibits:

          (27)   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                    By: /s/ Gregory D. Friedman
                                        -----------------------
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                        (ACTING CHIEF ACCOUNTING OFFICER)

                                  Date: April 21, 1995

                               LNB Bancorp, Inc.
                                  Form 10K/A

                                 Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                    Exhibit
   Number

   (27)             Financial Data Schedule

                               LNB Bancorp, Inc.

                             Exhibit to Form 10K/A

                  (for the fiscal year ended December 31, 1994)

                         S - K Reference Number (27)




                           Financial Data Schedule