Form 10-Q
period 1995-03-31
LNB BANCORP INC
filed 1995-05-15
CIK 737210

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to

                        Commission file number:  0-13203

                                LNB Bancorp, Inc.
        (Exact name of the registrant as specified on its charter)

                  Ohio                                34-1406303
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

           457 Broadway, Lorain, Ohio                   44052 - 1769
           (Address of principal executive offices)      (Zip Code)

                              (216) 244 - 6000
            Registrant's telephone number, including area code

                                Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

    YES  X          NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Outstanding at March 31, 1995: 3,210,765 shares
    Class of Common Stock:  $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on From 10-Q
                     Quarter Ended March 31, 1995

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                                Page
                                                              Number(s)


      Consolidated Balance Sheets                                3

      Consolidated Statements of Income                          5

      Condensed Consolidated Statements
        of Cash Flows                                            7

      Notes to the Consolidated Financial Statements             9

   Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                          11


Part II - Other Information

   Item 1 - Legal Proceedings                                   15

   Item 2 - Changes in Securities                               15

   Item 3 - Defaults upon Senior Securities                     15

   Item 4 - Submission of matters to a Vote of
            Security Holders                                    15

   Item 5 - Other Information                                   16

   Item 6 - Exhibits and Reports on Form 8-K                    16

   Signatures                                                   16

   Exhibit Index                                                17

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                         MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS       1995            1994
                                       -------------  --------------
                                        (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                $ 20,199,000    $ 21,275,000
Federal funds sold and other interest
 bearing instruments                      2,100,000             -0-
Securities:
 Securities available for sale           10,693,000      10,137,000
 Investment securities                   94,601,000      89,387,000
                                      --------------  --------------
Total securities                        105,294,000      99,524,000
(Market value $104,809,000 and        --------------  --------------
  $97,080,000, respectively)

Total loans                             267,640,000     261,807,000
Reserve for possible loan losses         (3,915,000)     (3,832,000)
                                      --------------  --------------
Net loans                               263,725,000     257,975,000
                                      --------------  --------------
Premises and equipment, net              11,112,000      10,682,000
Other assets                              5,672,000       5,399,000
                                      --------------  --------------
TOTAL ASSETS                           $408,102,000    $394,855,000
                                      ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits           $ 51,924,000    $ 57,096,000
Interest-bearing deposits               288,185,000     278,123,000
                                      --------------  --------------
Total deposits                          340,109,000     335,219,000
                                      --------------  --------------
Federal funds purchased and securities
 sold under agreements to repurchase     26,596,000      19,171,000
Other liabilities                         3,104,000       2,954,000
                                      --------------  --------------
Total liabilities                       369,809,000     357,344,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 4,000,000
Outstanding 3,210,765 and 3,200,054
 respectively                             3,211,000       3,200,000
Additional capital                       18,495,000      18,415,000
Retained earnings                        16,634,000      16,028,000
Net unrealized security losses              (47,000)       (132,000)
                                      --------------  --------------
Total shareholders' equity               38,293,000      37,511,000
                                      --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                 $408,102,000    $394,855,000
                                      ==============  ==============

Note 1: The consolidated balance sheet at December 31, 1994 has been taken from the audited Financial Statements and condensed.

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.                 Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF INCOME                             ------------------------------
                                            1995            1994
INTEREST INCOME:                      ------------------------------
Interest and fees on loans:
 Taxable                                $ 5,877,000     $ 4,916,000
 Tax-exempt                                  20,000          17,000
Interest and dividends on securities:
  Taxable                                 1,305,000       1,072,000
  Tax-exempt                                 99,000         141,000
Interest on Federal funds sold and other
 interest bearing instruments                45,000          51,000
                                       -------------   -------------
TOTAL INTEREST INCOME                     7,346,000       6,197,000
                                       -------------   -------------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                        393,000         135,000
Interest on other deposits                2,035,000       1,681,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                              288,000         112,000
                                       -------------   -------------
TOTAL INTEREST EXPENSE                    2,716,000       1,928,000
                                       -------------   -------------
NET INTEREST INCOME                       4,630,000       4,269,000
Provision for possible loan losses          100,000         100,000
NET INTEREST INCOME AFTER PROVISION    -------------   -------------
 FOR POSSIBLE LOAN LOSSES                 4,530,000       4,169,000
                                       -------------   -------------
OTHER INCOME:
Trust division income                       239,000         209,000
Service charges on deposit accounts         375,000         373,000
Other charges fees and exchanges            462,000         345,000
Other operating income                        2,000           2,000
                                       -------------   -------------
TOTAL OTHER INCOME                        1,078,000         929,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits            1,896,000       1,707,000
Net occupancy expense                       307,000         286,000
Furniture and equipment expense             507,000         430,000
FDIC deposit insurance premium              186,000         178,000
Other operating expenses                  1,124,000       1,040,000
                                       -------------   -------------
TOTAL OTHER EXPENSES                      4,020,000       3,641,000
                                       -------------   -------------
INCOME BEFORE FEDERAL INCOME TAXES        1,588,000       1,457,000
 FEDERAL INCOME TAXES                       501,000         423,000
                                       -------------   -------------
    NET INCOME                          $ 1,087,000     $ 1,034,000
                                       =============   =============


PER SHARE DATA:
 EARNINGS                                     $  .34       $  .32
                                              =======      =======
 CASH DIVIDENDS                               $  .15       $  .14
                                              =======      =======

See notes to condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF CASH FLOWS                           ----------------------------
                                            1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:   ----------------------------
 Interest received                       $ 7,036,000    $ 6,200,000
 Other income received                     1,047,000        954,000
 Interest paid                            (2,504,000)    (1,926,000)
 Cash paid for salaries and benefits      (1,800,000)    (1,756,000)
 Net occupancy expense of premises paid     (226,000)      (218,000)
 Furniture and equipment expenses paid      (188,000)      (158,000)
 Cash paid for supplies and postage         (232,000)      (211,000)
 Cash paid for other operating expenses   (1,499,000)    (1,416,000)
 Federal income taxes paid                       -0-            -0-
                                        -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                1,634,000      1,469,000
                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in securities
  available for sale                         (46,000)       (36,000)
 Proceeds from sales of investment
  securities                               9,760,000      9,538,000
 Purchase of securities available
  for sale                                  (425,000)           -0-
 Purchases of investment securities      (14,967,000)    (8,807,000)
 Net decrease in credit card loans           437,000        461,000
 Net (increase) decrease in long-term
  loans                                   (6,337,000)        86,000
 Purchases of bank premises, equipment
  and software                              (894,000)      (725,000)
 Proceeds from sales of bank premises,
  and equipment                                 -0-             -0-
                                        -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES    (12,472,000)       517,000
                                        -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
     other noninterest-bearing deposits   (5,172,000)     2,661,000
 Net increase (decrease) in savings and
  passbook deposits                       (9,403,000)     4,983,000
 Net increase (decrease) in time deposit  19,465,000       (281,000)
 Net increase (decrease) in federal
  funds purchased and other interest
  bearing instruments                      7,425,000     (2,982,000)
 Proceeds from line of credit                    -0-        450,000
 Proceeds from exercise of stock options      91,000          6,000
 Dividends paid                             (544,000)      (496,000)
                                        -------------  -------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               11,862,000      4,341,000
                                        -------------  -------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                          1,024,000      6,327,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                  21,275,000     21,276,000
                                        -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                 $22,299,000    $27,603,000
                                        =============  =============

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of LNB Bancorp, Inc. at March 31, 1995, compared to December 31, 1994, and the results of operations for the three months ending March 31, 1995 compared to the same period in 1994. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the three months ended March 31, 1995 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operation for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1994 Annual Report to Shareholders.

The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

RECLASSIFICATIONS

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

LOANS

The Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. This Statement impacts the accounting by creditors for impairment of certain loans. It requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of collateral. Corporate management determined that the adoption of SFAS No. 114 did not have a significant impact on the carrying value of the impaired loans or on net income during the first quarter 1995.

2.  PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted-average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options and a three percent stock dividend which was approved by shareholders during 1994.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $13,247,000 during the first quarter, to $408,102,000. This growth is attributable to the cyclical influx of municipal county tax money, increase in time deposits, and increases in repurchase agreements.

Federal funds sold and other interest-bearing investments increased by $2,100,000 during the first quarter of 1995. This increase is partially reflected in the $1,000,000 decrease in cash and due from banks.

The total securities portfolio increased $5,770,000 ending the first quarter at $105,294,000. At March 31, 1995 unrealized gains (losses) in the securities portfolio were approximately $850,000 and ($1,335,000), respectively.

The level of nonperforming assets increased $71,000 during the first quarter 1995. The first quarter increase is the result of a net increase in nonaccrual loans. The net result is due to decreases in nonaccrual principal balances of $140,000 which have been paid off and brought current and increases in nonaccrual principal balances of $211,000. The level of nonperforming assets has remained at low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       03/31/95  12/31/94  09/30/94  06/30/94
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                 $  389    $  318    $1,161    $1,191
  Past Due Loans                  0         0         0         0
  Restructured                    0         0         0         0
  Other Real Estate Owned         0         0         0         0
                             ------    ------    ------    ------
Total Nonperforming Assets   $  389    $  318    $1,161    $1,191
                             ======    ======    ======    ======

The large decrease in nonaccrual loans in the third quarter of 1994 was due primarily to liquidation of collateral which was securing the loans of a commercial loan customer. The Corporation did not incur any significant losses of principal and interest in this liquidation.

Net loans increased $5,750,000 during the first quarter to $263,725,000 at March 31, 1995. The reserve for possible loan losses ended the quarter at $3,915,000 supported by a provision for loan losses of $100,000, recoveries of $43,000 and loan charge-offs of $60,000. The reserve for possible loan losses as a percentage of ending loans was 1.46% at December 31, 1994 and 1.46% at March 31, 1995. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 1995 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $71,078,000 and $60,710,000 at March 31, 1995 and 1994,
respectively. The increase in outstanding loan commitments results from increased loan demand due to better local economic conditions.

Total deposits increased $4,890,000 during the first quarter to $340,019,000. Noninterest-bearing deposits decreased to $51,924,000, at March 31, 1995 for a decrease of $5,172,000, while interest-bearing deposits climbed to $288,185,000 for an increase of $10,062,000. Federal funds purchased and securities sold under agreements to repurchase increased $7,425,000 during the first quarter of 1995. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

LIQUIDITY

Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demand of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest bearing assets as they mature or are sold.

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of March 31, 1995 short-term security investments with maturities of one year or less totalled $38,493,000 which represented 36.5% of total securities. Adding cash and due from banks of $20,199,000 and Federal Funds sold of $2,100,000, total liquid assets represented 14.9% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $38,293,000, at March 31, 1995. The increase resulted primarily from $1,087,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $482,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The decrease in interest rates experienced in the first quarter of 1995 has caused an increase in the market value of these securities with a resulting positive impact on shareholders' equity of $85,000 for the quarter ended March 31, 1995.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 1995 and 1994 follow.

                                                 MARCH 31,
                                           --------------------
                                            1995           1994
                                           ------        -------
      Tier I capital ratio                 16.41%         16.47%
      Required Tier I capital ratio         4.00%          4.00%
      Total capital ratio                  17.59%         17.66%
      Required total capital ratio          8.00%          8.00%
      Leverage ratio                        9.56%          9.37%
      Required leverage ratio               3.00%          3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

There were no material commitments outstanding at March 31, 1995, other than the loan and credit commitments.

RESULTS OF OPERATIONS

Interest and fees on loans increased $964,000 when compared to the first quarter of 1994. This was the result of the impact of increases in rates combined with loan portfolio growth. Interest and dividends on securities was $1,404,000 for the first quarter of 1995 for a increase of $191,000 over the same period in 1994. Interest and dividends on securities represented 19.1% of total interest income at March 31, 1995 compared to 19.6% at March 31, 1994. Interest on Federal funds sold and other interest bearing instruments was $45,000 at March 31, 1995 compared to $51,000 at March 31, 1994. The decrease resulted from declining average balances invested in this form of financial instrument which was not sufficient to offset higher interest rates.

Total interest expense increased by $788,000 when compared to the first quarter of 1994. The impact of increases in rates on savings and certificates of deposit contributed to the increase expense. Increases in the volume of savings, certificates of deposit, and repurchase agreements contributed to the increase in total interest expense.

Total other income increased by $149,000 when compared to the first quarter of 1994. This increase resulted from increases in income from fiduciary fees of $30,000, increases in service charges of $2,000 and increases in other charges of $116,000. The increase in other charges is the result of pricing increases in credit card and merchant fees.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 1995 was $4,020,000, 10.4% above the first quarter of 1994. This increase was due primarily to increases in salaries and benefits, net occupancy, furniture and equipment expense, and postage rate increases and the impacts of inflation.

The effective tax rate increased from 29.0% during the first quarter of 1994 to 31.5% during the first quarter of 1995. The increase in the effective rate is primarily due to changes of the proportion of nontaxable to taxable interest income. Net income was $1,087,000 and $1,034,000 for the quarters ended March 31, 1995 and 1994, respectively. Net income per share after adjusting for the three percent stock dividend in 1994 was $.34 and $.32 for the quarters ended March 31, 1995 and 1994, respectively.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

Significant actions by the Federal government and its agencies, affecting the financial institutions industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions follows:

"Omnibus Budget Reconciliation Act of 1993":
Effective date of impact on the Corporation: August 10, 1993
Impact on the Corporation: Although the cost of tax compliance will increase, Corporate management does not anticipate that this tax act will have a material impact on net income.

During 1993, a risk-related assessment system was developed by the FDIC. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance assessment rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. No increase in the premium paid by the Bank, other than from changes in deposit volume and mix, is anticipated in 1995.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 1995 Annual Meeting of Shareholders was held on April 18, 1995.

     (b) Proxies were solicited by LNB Bancorp Inc.`s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6, (c)

           (1) A proposed amendment to the Articles of Incorporation which would fix the par value of the Common Stock of the Corporation at $1.00 per share and increase the authorized number of shares from 4,000,000 to 5,000,000 to allow for a five-for-four stock split of the Common Stock of the Corporation. The vote on Item 4, (c), (1):

                                FOR      2,935,134
                                AGAINST      1,738
                                ABSTAIN      8,936

                The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 20, 1995, the record date of the Annual Meeting, was 3,210,765.

ITEM 5  - Other Information

     (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 20, 1995) was previously filed as
          Exhibit 28 to the Bancorp's 1994 Annual Report on Form 10-K.

ITEM 6  - Exhibits and Reports on Form 8-K

     (a)  Exhibit (11) - Computation of Shares Used for Earnings
          Per Share Calculations.

     (b)  Exhibit (13) - First Quarter Report to shareholders of
          LNB Bancorp, Inc. - March 31, 1995.

     (c)  Exhibit (27) - Financial Data Schedule

     (d)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1995.

          Also, see the Exhibit Index which is found on the next page of this Form.




                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LNB BANCORP, INC.
                                          (registrant)




                                        /s/ Gregory D. Friedman
Date: May 11, 1995                     --------------------------
                                        Gregory D. Friedman,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        and Acting Chief Accounting
                                        Officer

                             LNB Bancorp, Inc.
                                Form 10-Q


                                Exhibit Index

                 Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                    Exhibit
   Number

     (11)      Computation of Shares Used for Earnings Per Share
                      Calculations

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc. -
                  March 31, 1995

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                              Exhibit to Form 10-Q

                  (For the three months ended March 31, 1995)

                           S - K Reference Number (11)




          Computation of Shares Used for Earnings Per Share Calculations.


                                             Three Months Ended March 31
                                                    1995      1994
                                                 ---------   ---------

          Weighted-Average Shares Outstanding    3,209,371   3,191,488

          Common Stock Equivalents
            (Stock Options)                         26,417      33,827
                                                 ---------   ---------
                                                 3,235,788   3,225,315
                                                 =========   =========

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1995)

                          S - K Reference Number (13)




                    First Quarter Report to Shareholders of
                       LNB Bancorp, Inc. -  March 31, 1995

DESCRIPTION:
Two sided pamphlet: Outside cover containing the list of Bank Offices and gray cover page of pamphlet.

Inside contains: Unaudited Consolidated Balance Sheets for period ending March 31, 1995 and March 31, 1994, respectively and unaudited Consolidated Statements of Income for the Three Months Ended March 31, 1995 and March 31, 1994, respectively.

Outside cover description:
Grey background, black lettering.

(LOGO)  LNB
        Bancorp, Inc.
        and its subsidiary Lorain National Bank
(lower middle of outside cover)

LNB BANCORP, INC.
(middle of outside cover)

Quarterly Report
March 31, 1995
(lower right side of outside cover)

Outside Cover Text: 2 Column format

Bank Offices

MAIN OFFICE                            SECOND STREET OFFICE
457 Broadway                           221 Second Street
Lorain, Ohio                           Elyria, Ohio
(216) 244-6000                         (216) 323-4621

SIXTH STREET DRIVE-IN                  CLEVELAND STREET OFFICE
200 Sixth Street                       801 Cleveland Street
Lorain, Ohio                           Elyria, Ohio
(216) 244-7242                         (216) 365-8397

KANSAS AVENUE OFFICE                   LAKE AVENUE OFFICE
1604 Kansas Avenue                     42935 E. North Ridge Road
Lorain, Ohio                           Elyria, Ohio
(216) 288-9151                         (216) 233-7196

PEARL AVENUE OFFICE                    OBERLIN OFFICE
2850 Pearl Avenue                      40 East College Street
Lorain, Ohio                           Oberlin, Ohio
(216) 277-1103                         (216) 775-1361

LORAIN PLAZA OFFICE                    KENDAL AT OBERLIN OFFICE
1147 Meister Road                      600 Kendal Drive
Lorain, Ohio                           Oberlin, Ohio
(216) 282-9196                         (216) 775-5400

W. 37TH & OBERLIN                      VERMILION OFFICE
AVENUE AUTO BANK                       4455 Liberty Avenue
3660 Oberlin Avenue                    Vermilion, Ohio
Lorain, Ohio                           (216) 967-3124
(216) 282-9196
                                       OLMSTED OFFICE
WEST PARK DRIVE OFFICE                 27095 Bagley Road
2130 West Park Drive                   Olmsted Twp., Ohio
Lorain, Ohio                           (216) 235-4600
(216) 989-3131
                                       THE CROSSINGS OF WESTLAKE OFFICE
AMHERST OFFICE                         30210 Detroit Road
1175 Cleveland Avenue                  Westlake, Ohio
Amherst, Ohio                          (216) 892-9696
(216) 988-4423

AVON LAKE OFFICE
240 Miller Road
Avon Lake, Ohio
(216) 933-2186

Consolidated Balance Sheets
                                                March 31
                                       --------------------------
                                           1995         1994
                                       ------------  ------------
ASSETS:
Cash and Due from Banks               $ 20,199,000  $ 16,603,000
Federal Funds Sold                       2,100,000    11,000,000
Securities Available for Sale           10,693,000    10,303,000
Investment Securities                   94,601,000    92,009,000
Loans                                  267,640,000   245,199,000
Reserve for Possible Loan Losses        (3,915,000)   (3,805,000)
- -----------------------------------------------------------------
NET LOANS                              263,725,000   241,394,000
- -----------------------------------------------------------------
Premises and Equipment (net)            11,112,000     8,645,000
Other Assets                             5,672,000     5,239,000
- -----------------------------------------------------------------
TOTAL ASSETS                          $408,102,000  $385,193,000
- -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits         $ 51,924,000  $ 52,902,000
Interest Bearing Deposits              288,185,000   275,473,000
- -----------------------------------------------------------------
TOTAL DEPOSITS                         340,109,000   328,375,000
- -----------------------------------------------------------------
Securities Sold under Repurchase
  Agreements                            26,596,000    16,418,000
Other Liabilities                        3,104,000     4,769,000
- -----------------------------------------------------------------
TOTAL LIABILITIES                      369,809,000   349,562,000
- -----------------------------------------------------------------
Common stock                             3,211,000     3,098,000
Additional capital                      18,495,000    15,864,000
Retained Earnings                       16,634,000    16,705,000
Net Unrealized Security Losses             (47,000)      (36,000)
- -----------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY              38,293,000    35,631,000
- -----------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $408,102,000  $385,193,000
- -----------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                          Three Months Ended
                                                March 31
                                        ------------------------
                                            1995         1994
                                        ------------ -----------
INTEREST INCOME:
Interest and Fees on Loans                $5,897,000  $4,933,000
Interest and Dividends on Securities:      1,404,000   1,213,000
Interest on Federal Funds Sold                45,000      51,000
- ----------------------------------------------------------------
TOTAL INTEREST INCOME                      7,346,000   6,197,000
- ----------------------------------------------------------------
INTEREST EXPENSE:
Interest Deposits                          2,428,000   1,816,000
Interest on Securities Sold under
  Repurchase Agreements                      288,000     112,000
- ----------------------------------------------------------------
TOTAL INTEREST EXPENSE                     2,716,000   1,928,000
- ----------------------------------------------------------------
NET INTEREST INCOME                        4,630,000   4,269,000
Provision for Loan Losses                    100,000     100,000
- ----------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 4,530,000   4,169,000
- ----------------------------------------------------------------
OTHER INCOME:
Trust Department Income                      239,000     209,000
Fees and Service Charges                     837,000     718,000
Other Operating Income                         2,000       2,000
- ----------------------------------------------------------------
TOTAL OTHER INCOME                         1,078,000     929,000
- ----------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits             1,896,000   1,707,000
Net Occupancy Expense                        307,000     286,000
Furniture and Equipment Expenses             507,000     430,000
FDIC Deposit Insurance Premium               186,000     178,000
Other Operating Expenses                   1,124,000   1,040,000
- ----------------------------------------------------------------
TOTAL OTHER EXPENSES                       4,020,000   3,641,000
- ----------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES         1,588,000   1,457,000
Federal Income Taxes                         501,000     423,000
- ----------------------------------------------------------------
NET INCOME                                $1,087,000  $1,034,000
- ----------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                    $ .34      $  .32
- ----------------------------------------------------------------
DIVIDENDS DECLARED                            $ .15      $  .14
================================================================
The per share data has been adjusted to reflect the 3% stock dividend in 1994. Net income per share is based on weighted average common and common equivalent shares outstanding.

                               LNB Bancorp, Inc.

                             Exhibit to Form 10 - Q

                   (For the three months ended March 31, 1995)

                          S - K Reference Number (27)



                            Financial Data Schedule