Form 10-K/A
period 1994-12-31
LNB BANCORP INC
filed 1995-06-16
CIK 737210

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10K/A

            Annual Report Pursuant to Section 13 OR 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended                      Commission file
    December 31, 1994                           number 0-13203

                           Amendment Number 2

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 31, 1995 was approximately $71,416,000.

   The number of shares of Registrant's Common Stock outstanding on May 31, 1995 was 4,014,393.

   The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994 for the purpose of furnishing financial statements for the Lorain National Bank Employee Stock Ownership Plan and the Lorain National Bank Stock Purchase
Plan:

PART II

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (3)  Exhibits:

          (99.1) Annual report on Form 11-K of The Lorain National Bank
                 Employee Stock Ownership Plan (registration number 33-65036) for the plan year ended December 31, 1994.

          (99.2) Annual report on Form 11-K of The Lorain National Bank
                 Stock Purchase Plan (registration number 33-65036) for the plan year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

Date: June 15, 1995                  By: /s/ Gregory D. Friedman
      -------------                      -----------------------
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Acting Chief Accounting Officer)

                               LNB Bancorp, Inc.
                                  Form 10K/A

                                 Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number

   (99.1) Annual report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65036) for the plan year ended December 31, 1994.

   (99.2) Annual report on Form 11-K of The Lorain National Bank Stock Purchase Plan (registration number 33-65036) for the plan year ended December 31, 1994.

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - K/A

                  (for the fiscal year ended December 31, 1994)

                         S - K Reference Number (99.1)

              Annual report on Form 11-K of The Lorain National Bank
           Employee Stock Ownership Plan (registration number 33-65036)
              for the plan year ended December 31, 1994 filed as an
                  amendment to the annual report on Form 10-K.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                                FORM 11-K

         FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
           AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934






[ X ] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

Note: This Form 11-K is being filed as an amending exhibit to the Form 10-K of LNB Bancorp, Inc. for the fiscal year ended December 31, 1994 pursuant to Rule 15d-21, therefore no fee is required.



[   ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ___________





Commission file number 0-13203




            THE LORAIN NATIONAL BANK EMPLOYEE STOCK OWNERSHIP PLAN
            ______________________________________________________
                         (Full title of the plan)



          Lorain National Bank   457 Broadway   Lorain, Ohio 44052-1769
          _____________________________________________________________
         (Name of issuer of the securities held pursuant to the plan and the address of its principal executive office)

                            REQUIRED INFORMATION

Audited plan financial statements and schedules prepared in accordance with the financial reporting requirements of the Employee Retirement Income Securities Act of 1974, as amended, are filed herewith in lieu of the requirements of an audited statement of financial condition and statement of income and changes in plan equity.

Financial Statements and Exhibits

A) The following financial statements and schedules are filed as part of this annual report.

     1) Statements of Assets Available for Distribution to Participants - December 31, 1994 and 1993

     2) Statements of Changes in Assets Available for Distribution to Participants - Years ended December 31, 1994 and 1993.

     3)   Notes to Financial Statements - December 31, 1994 and 1993

     4) Schedule 1 - Item 27a - Schedule of Assets Held for Investment - December 31, 1994

     5) Schedule 2 - Item 27e - Schedule of Party-In-Interest Transactions - Year ended December 31, 1994

     6) Schedule 3 - Item 27d - Schedule of Reportable Transactions - Year ended December 31, 1994

B)   The following exhibit is filed as part of this annual report:

     24.  Consent of Independent Accountants

(COVER EMBOSSED WITH LOGO)
KPMG Peat Marwick LLP


The Lorain National Bank
Employee Stock Ownership Plan

Financial Statements and Schedules
December 31, 1994 and 1993


(With Independent Auditors' Report Thereon)

(LETTERHEAD)
(LOGO)
KPMG Peat Marwick LLP

1500 National City Center
1900 East Ninth Street
Cleveland, OH 4414-3495

                        Independent Auditors' Report
                        ----------------------------
The Board of Directors
The Lorain National Bank
Sponsor of The Lorain National Bank
  Employee Stock Ownership Plan:

We have audited the accompanying statements of assets available for distribution to participants of The Lorain National Bank Employee Stock Ownership Plan (Plan) as of December 31, 1994 and 1993, and the related statements of changes in assets available for distribution to participants for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for distribution to participants of the Plan as of December 31, 1994 and 1993, and the changes in those assets for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment at December 31, 1994 and party-in-interest and reportable transactions for the year ended December 31, 1994, are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
April 7, 1995

(LOGO)
Member Firm of
Klynveld Peat Marwick Goerdeler

                         THE LORAIN NATIONAL BANK
                       EMPLOYEE STOCK OWNERSHIP PLAN

       Statements of Assets Available for Distribution to Participants

                        December 31, 1994 and 1993


                                                    1994        1993
                                                    ----        ----
Assets available for distribution
to participants
  Short-term cash investments                  $   204,546     200,349
  Investments, at fair value (note 3)
    Common stock - LNB Bancorp, Inc.             1,731,163   1,155,026
    Mutual funds                                    96,275      91,465
    United States government securities            972,873     893,694
                                               -----------  ----------
           Total investments                     2,800,311   2,140,185

  Employer contribution receivable                   -          52,000
  Dividends and interest receivable                 16,203      13,381
                                               -----------  ----------
            Assets available for
            distribution to participants       $ 3,021,060   2,405,915
                                               ===========  ==========
Assets available for distribution to
participants
  Assets payable to terminating participants   $   204,517      67,224
  Assets available for continuing participants   2,816,543   2,338,691
                                               -----------  ----------
                                               $ 3,021,060   2,405,915
                                               ===========  ==========

See accompanying notes to financial statements.

                           THE LORAIN NATIONAL BANK
                         EMPLOYEE STOCK OWNERSHIP PLAN

  Statements of Changes in Assets Available for Distribution to Participants

                    Years ended December 31, 1994 and 1993


                                                            1994      1993
                                                            ----      ----

Additions
  Investment income - dividends and interest          $   77,832     63,594
  Employer contribution                                  375,000    327,000
  Net appreciation in fair value of investments
    (note 3)                                             197,709    184,941
                                                      ----------- ----------
            Total additions                              650,541    575,535
                                                      ----------- ----------
Distributions to participants                            (35,396)  (151,063)
                                                      ----------- ----------
Increase in assets available for distribution
  to participants                                        615,145    424,472
Assets available for distribution to participants
  Beginning of year                                    2,405,915  1,981,443
                                                      ----------- ----------
  End of year                                         $3,021,060  2,405,915
                                                      =========== ==========

See accompanying notes to financial statements.

                           THE LORAIN NATIONAL BANK
                         EMPLOYEE STOCK OWNERSHIP PLAN

                         Notes to Financial Statements

                          December 31, 1994 and 1993



(1)  Description of the Plan

     The following description of The Lorain National Bank Employee Stock Ownership Plan (Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     (a)   General

           The Plan is a defined contribution plan sponsored by The Lorain National Bank (the Bank), a wholly owned subsidiary of LNB Bancorp, Inc., covering substantially all employees of the Bank. An employee is eligible to participate in the Plan after the attainment of age 21 and completion of one year of service, as defined in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

           Under the terms of the Plan, the Trust Department of the Bank acts as trustee for the Plan and, as such, manages a trust fund which includes all of the Plan's assets. The trustee has been granted discretionary authority concerning purchases and sales of investments in the trust fund made from employer contributions.

     (b)   Bank Contributions

           The amount of the contribution is determined by the Bank's board of directors in its absolute discretion. The Bank is not required to make a contribution in any specific year. Contributions are allocated to participants' accounts in the proportion each participant's annual compensation bears to the total annual compensation of all participants for that plan year.

      (c)  Voluntary Contributions

           The Plan does not permit voluntary contributions.

      (d)  Vesting

           Each participant's vested interest in the Bank's contribution is determined based on the number of years of service, as defined by the Plan. Forfeitures of nonvested employer contributions are made available first to reinstate previously forfeited account balances of former participants. The remaining forfeitures, if any, shall be used to reduce the contribution of the Bank for the plan year in which such forfeitures occur.

                                                      (Continued)

                          THE LORAIN NATIONAL BANK
                        EMPLOYEE STOCK OWNERSHIP PLAN

                        Notes to Financial Statements

      (e)  Distributions Upon Termination of Employment

           A participant whose employment terminates by reason of retirement on their early retirement date or on their normal retirement date shall receive their vested benefits. The participant may elect distribution of their vested benefits either in a single distribution or in annual, semiannual, quarterly, or monthly installments.

           A participant whose employment is terminated for any reason other than those designated above may receive a single distribution of their vested benefits.

      (f)  Plan Termination

           Although it has not expressed any intention to do so, the Bank has the right to terminate the Plan subject to the provisions set forth in ERISA. In the event of Plan termination, the assets of the Plan will be allocated as prescribed by ERISA and its related regulations.

      (g)  Plan Administrator

           The plan administrator is the president and chief operating officer of the Bank.

(2)   Summary of Significant Accounting Policies

      (a)  Basis of Presentation

           The accompanying financial statements of the Plan have been prepared on an accrual basis and in accordance with generally accepted accounting principles.

      (b)  Investments

           The fair value of investments and changes therein are determined through the use of current quoted market values.

                                                              (Continued)

                          THE LORAIN NATIONAL BANK
                         EMPLOYEE STOCK OWNERSHIP PLAN

                         Notes to Financial Statements

(3)   Investments

      The following table presents the fair values of investments at December 31, 1994 and 1993:
                                         1994                 1993
                                 --------------------  --------------------
                                 Number of             Number of
                                 Shares or     Fair    Shares or     Fair
                                   Units      Value      Units      Value
                                 ---------    -----    ---------    -----
      Common stock
        LNB Bancorp, Inc.         57,466  $ 1,731,163   44,001  $ 1,155,026
      Mutual funds
        Benchmark Mutual Fund      9,608       96,275    8,500       91,465
      United States Treasury Bills
        $200,000, 5.830%, due
          March 9, 1995              -        197,910      -            -
        $200,000, 6.330%, due
          June 8, 1995               -        194,490      -            -
        $200,000, 5.200%, due
          July 27, 1995              -        192,520      -            -
      United States Treasury Notes
        $240,000, 5.375%, due
          April 30, 1994             -            -        -        241,651
        $100,000, 5.000%, due
          June 30, 1994              -            -        -        100,844
        $150,000, 4.250%, due
          August 31, 1994            -            -        -        150,798
        $150,000, 4.250%, due
          October 31, 1994           -            -        -        150,891
        $150,000, 4.250%, due
          December 31, 1995          -        145,687      -        149,978
        $150,000, 6.875%, due
          October 31, 1996           -        147,938      -            -
        $100,000, 4.375%, due
          November 15, 1996          -         94,328      -         99,532
                                            ---------             ---------
               Total investments          $ 2,800,311           $ 2,140,185
                                            =========             =========

      During the years ended December 31, 1994 and 1993, the Plan's investments (including investments bought, sold, as well as held during the year) appreciated (depreciated) in value by $197,709 and $184,941, respectively, as follows:
                                                        1994        1993
                                                        ----        ----
                 LNB Bancorp, Inc.                  $ 220,987     184,296
                 Mutual funds                          (6,190)      1,438
                 United States government securities  (17,088)       (793)
                                                      -------     -------
                                                    $ 197,709     184,941
                                                      =======     =======

                                                       (Continued)

                          THE LORAIN NATIONAL BANK
                        EMPLOYEE STOCK OWNERSHIP PLAN

                        Notes to Financial Statements

(4)   Administrative Expenses

      The administrative expenses of the Plan are paid by the Bank.

(5)   Federal Income Taxes

      The plan administrator filed for a tax determination letter in 1995; however, a response is not anticipated until late in 1995. The plan administrator believes that the Plan qualifies under the applicable provisions of the Internal Revenue Code.

                                                                  Schedule 1
                                                                  ----------
                           THE LORAIN NATIONAL BANK
                         EMPLOYEE STOCK OWNERSHIP PLAN

              Item 27a - Schedule of Assets Held for Investment

                            December 31, 1994

Identity of Issuer              Description of Investment    Cost   Fair Value
- ------------------              -------------------------    ----   ----------
Common stock
  LNB Bancorp, Inc.             57,466 shares          $ 1,149,763   1,731,163
                                                         ---------   ---------
Mutual funds
  Benchmark Mutual Fund          9,608 units               100,000      96,275
                                                         ---------   ---------
United States government securities
  United States Treasury Notes   $150,000 par value, due
                                   December 31, 1995       149,914     145,687
                                 $150,000 par value, due
                                   October 31, 1996        149,987     147,938
                                 $100,000 par value, due
                                   November 15, 1996        99,819      94,328
  United States Treasury Bills   $200,000 par value, due
                                   March 9, 1995           197,052     197,910
                                 $200,000 par value, due
                                   June 8, 1995            193,600     194,490
                                 $200,000 par value, due
                                   July 27, 1995           189,484     192,520
                                                         ---------  ----------
           Total United States
            government securities                          979,856     972,873
                                                         ---------  ----------
           Total investments                           $ 2,229,619   2,800,311
                                                         =========  ==========

See accompanying independent auditor's report.

                                                                 Schedule 2
                                                                 ----------

                           THE LORAIN NATIONAL BANK
                         EMPLOYEE STOCK OWNERSHIP PLAN

           Item 27e - Schedule of Party-in-Interest Transactions

                         Year ended December 31, 1994




Transactions in common stock of LNB Bancorp Inc., 100 percent owner of the Bank, during the year ended December 31, 1994:

                                                    Number of      Fair
                                                     Shares       Value
                                                    ---------     -----

Balance at December 31, 1993                          44,001  $ 1,155,026

  Stock dividend                                       1,350        -
  Purchases                                           12,216      357,954
  Distributions                                         (101)      (2,804)
  Net appreciation                                      -         220,987
                                                      ------   ----------
Balance at December 31, 1994                          57,466  $ 1,731,163
                                                      ======   ==========

See accompanying independent auditors' report.

                                                                   Schedule 3
                                                                   ----------
                          THE LORAIN NATIONAL BANK
                        EMPLOYEE STOCK OWNERSHIP PLAN

              Item 27d - Schedule of Reportable Transactions

                         Year ended December 31, 1994


                                                             Amortized
                                                              Cost of
Number of                                  Purchase  Selling   Asset    Net
Transactions  Description of Assets          Price    Price    Sold    Gain
- ------------  ---------------------        --------  ------  --------- ----

   6          LNB Bancorp, Inc.
               Common stock                $ 357,954     -        -       -

   3          United States Treasury Bills   580,136     -        -       -

   1          United States Treasury Note    149,987     -        -       -

   4          United States Treasury Notes     -      640,000  639,802   198

See accompanying independent auditors' report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the plan administrator has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



          THE LORAIN NATIONAL BANK EMPLOYEE STOCK OWNERSHIP PLAN
          ------------------------------------------------------
                              (Name of Plan)




Date: June 15, 1995           By: /s/ Gregory D. Friedman
      -------------               -----------------------
                                  Gregory D. Friedman
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Acting Chief Accounting Officer)

                           The Lorain National Bank
                         Employee Stock Ownership Plan

                            Exhibit to Form 11 - K

               (for the fiscal year ended December 31, 1994)

                          S - K Reference Number (24)


                     Consent of Independent Accountants.

(LETTERHEAD)
(LOGO)
KPMG Peat Marwick LLP

1500 National City Center
1900 East Ninth Street
Cleveland, OH 44114-3495

                       Consent of Independent Accountants
                       ----------------------------------

The Board of Directors
LNB Bancorp, Inc.:

We consent to the incorporation by reference in the Registration Statement No. 33-65036 of LNB Bancorp, Inc. of our report dated April 7, 1995, relating to the statements of assets available for distribution to participants of The Lorain National Bank Employee Stock Ownership Plan as of December 31, 1994, and 1993, and the related statements of changes in assets available for distribution to participants for the years then ended, which report appears in Amendment No. 2 to the 1994 annual report on Form 10-K of LNB Bancorp, Inc.

/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
June 15, 1995

(LOGO)
Member Firm of
Klynveld Peat Marwick Goerdeler

                              LNB Bancorp, Inc.

                           Exhibit to Form 10 - K/A

                (for the fiscal year ended December 31, 1994)

                        S - K Reference Number (99.2)



             Annual report on Form 11-K of The Lorain National Bank
               Stock Purchase Plan (registration number 33-65036)
                for the plan year ended December 31, 1994 filed
               as an amendment to the annual report on Form 10-K.

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                              FORM 11-K

FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS AND
SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934





[ X ] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

Note: This Form 11-K is being filed as an amending exhibit to the Form 10-K of LNB Bancorp, Inc. for the fiscal year ended December 31, 1994 pursuant to Rule 15d-21, therefore no fee is required.


[   ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                                ----------------    -----------




Commission file number 0-13203




                  THE LORAIN NATIONAL BANK STOCK PURCHASE PLAN
                  --------------------------------------------
                            (Full title of the plan)



         Lorain National Bank   457 Broadway   Lorain, Ohio 44052-1769
         -------------------------------------------------------------
        (Name of issuer of the securities held pursuant to the plan and the address of its principal executive office)

                           REQUIRED INFORMATION

Audited plan financial statements and schedules prepared in accordance with the financial reporting requirements of the Employee Retirement Income Securities Act of 1974, as amended, are filed herewith in lieu of the requirements of an audited statement of financial condition and statement of income and changes in plan equity.

Financial Statements and Exhibits

A) The following financial statements and schedules are filed as part of this annual report:

     1)   Statements of Assets Available for Distribution to
          Participants - December 31, 1994 and 1993

     2) Statements of Changes in Assets Available for Distribution to Participants - Years ended December 31, 1994 and 1993

     3)   Notes to Financial Statements - December 31, 1994 and 1993

     4)   Schedule 1 - Item 27a - Schedule of Assets Held for
          Investment - December 31, 1994

     5)   Schedule 2 - Item 27e - Schedule of Party-in-Interest
          Transactions - Year ended December 31, 1994

     6) Schedule 3 - Item 27d - Schedule of Reportable Transactions - Year ended December 31, 1994

B) The following exhibit is filed as part of this annual report:

     24.  Consent of Independent Accountants

(COVER EMBOSSED WITH LOGO)
KPMG Peat Marwick LLP

1500 National City Center
1900 East Ninth Street
Cleveland, OH 44114-3495

The Lorain National Bank
Stock Purchase Plan

Financial Statements and Schedules

December 31, 1994 and 1993

(With Independent Auditors' Report Thereon)

(LETTERHEAD)
(LOGO)
KPMG Peat Marwick LLP

1500 National City Center
1900 East Ninth Street
Cleveland, OH 44114-3495

                          Independent Auditors' Report
                          ----------------------------
The Board of Directors
The Lorain National Bank
Sponsor of The Lorain National Bank
 Stock Purchase Plan:

We have audited the accompanying statements of assets available for distribution to participants of The Lorain National Bank Stock Purchase Plan (Plan) as of December 31, 1994 and 1993, and the related statements of changes in assets available for distribution to participants for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for distribution to participants of the Plan as of December 31, 1994 and 1993, and the changes in those assets for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment at December 31, 1994 and party-in-interest and reportable transactions for the year ended December 31, 1994, are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.
The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
April 7, 1995

(LOGO)
Member Firm of
Klynveld Peat Marwick Goerdeler

                          THE LORAIN NATIONAL BANK
                            STOCK PURCHASE PLAN

                     Statements of Assets Available for
                       Distribution to Participants

                        December 31, 1994 and 1993



                                                    1994       1993
                                                    ----       ----
Assets
  Short-term cash investments                  $   105,805    359,799
  Investment, at fair value
    LNB Bancorp, Inc. common stock               3,296,247  2,523,701
  Dividends and interest receivable                 18,868     16,331
                                                 ---------  ---------
          Assets available for distribution
           to participants                     $ 3,420,920  2,899,831
                                                 =========  =========

See accompanying notes to financial statements.

                            THE LORAIN NATIONAL BANK
                              STOCK PURCHASE PLAN

                    Statements of Changes in Assets Available for
                          Distribution to Participants

                     Years ended December 31, 1994 and 1993



                                                      1994       1993
                                                      ----       ----
Additions
  Investment income
    Dividend and interest income                  $   71,294     62,112
    Net appreciation in fair value of investment     480,289    437,257
                                                   ---------  ---------
            Total investment income                  551,583    499,369
                                                   ---------  ---------
  Contributions
    Employer                                         104,509     87,701
    Participants                                     209,000    175,400
                                                   ---------  ---------
            Total contributions                      313,509    263,101
                                                   ---------  ---------
            Total additions                          865,092    762,470

Deductions
  Distributions to participants                     (344,003)  (409,113)
                                                   ---------  ---------
Increase in assets available for distribution
  to participants                                    521,089    353,357

Assets available for distribution to participants
  Beginning of year                                2,899,831  2,546,474
                                                   ---------  ---------
  End of year                                    $ 3,420,920  2,899,831
                                                   =========  =========

See accompanying notes to financial statements.

                             THE LORAIN NATIONAL BANK
                               STOCK PURCHASE PLAN

                         Notes to Financial Statements

                          December 31, 1994 and 1993


(1)  Description of the Plan

     The following description of The Lorain National Bank Stock Purchase Plan (Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     (a)  General

          The Plan is a defined contribution plan sponsored by The Lorain National Bank (Bank), a wholly owned subsidiary of LNB Bancorp, Inc., covering substantially all employees of the Bank. An employee is eligible to participate in the Plan on the January 1 or July 1 after the attainment of age 21 and completion of one year of service, as defined in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

          Under the terms of the Plan, the Trust Department of the Bank acts as trustee for the Plan and, as such, manages a trust fund which includes all of the Plan's assets. The Plan stipulates that employer and employee contributions will be invested in units of the LNB Bancorp, Inc. stock fund which primarily consists of stock of LNB Bancorp, Inc.

     (b)  Bank Contributions

          The Bank is required to contribute to the Plan for each month, out of its current or accumulated earnings only, an amount equal to 50 percent of the respective participants' contributions for each month. In 1994, the contribution year was changed to reflect the calendar year. As a result, thirteen monthly contributions were made in 1994.

     (c)  Participants' Contributions

          A participant can make, through payroll deductions, contributions of one (1) to six (6) percent (in whole integers) of their compensation. Changes in the amount of compensation paid to a participant will automatically effect a change in the amount of the contribution.

     (d)  Vesting of Contributions

          Each participant shall have a fully vested interest in the Bank's and their contributions as of the date payments are made.

     (e)  Withdrawals While Employed

          At any time, subject to certain restrictions, a participant may elect to withdraw all or a portion of their units.

                                                              (Continued)

                           THE LORAIN NATIONAL BANK
                             STOCK PURCHASE PLAN

                         Notes to Financial Statements

     (f)  Distributions Upon Termination of Employment

          A participant whose employment terminates by reason of retirement on their early retirement date or on their normal retirement date shall receive all units credited to their account. The participant may elect distribution of the units either in a single distribution or in annual, semiannual, quarterly, or monthly installments.

          A participant whose employment is terminated for any reason other than those designated above may receive a single distribution of all units credited to the participant.

     (g)  Plan Termination

          Although it has not expressed any intention to do so, the Bank has the right to terminate the Plan subject to the provisions set forth in ERISA. In the event of Plan termination, the assets of the Plan will be allocated as prescribed by ERISA and its related regulations.

     (h)  Plan Administrator

          The plan administrator is the president and chief operating officer of the Bank.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying financial statements of the Plan have been prepared on an accrual basis and in accordance with generally accepted accounting principles.

     (b)  Investment

          The fair value of the investment and changes therein are determined through the use of current quoted market values.

     (c)  Reclassifications

          Certain items in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

                                                      (Continued)

                         THE LORAIN NATIONAL BANK
                            STOCK PURCHASE PLAN

                       Notes to Financial Statements

(3)  Federal Income Taxes

     The Internal Revenue Service issued its latest determination letter on September 17, 1985 which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and therefore are exempt from federal income taxes. The Plan and its underlying trust have subsequently been amended to conform with tax law changes. In 1995, the amended Plan instruments were submitted to the Internal Revenue Service for a letter of determination that the Plan continues to qualify as exempt from federal income taxes; however, a response is not anticipated until late in 1995. In the opinion of the plan administrator, the Plan and its underlying trust have operated within the terms of the Plan and remain qualified under the applicable provisions of the Internal Revenue Code.

(4)  Administrative Expenses

     The administrative expenses of the Plan are paid by the Bank.

(5)  Plan Units

     The Plan assigned a total number of 983,458.7 and 993,844.8 units to participants at December 31, 1994 and 1993, with a per unit value of $3.4785 and $2.9178, respectively.

                                                                  Schedule 1
                                                                  ----------

                            THE LORAIN NATIONAL BANK
                              STOCK PURCHASE PLAN

             Item 27a - Schedule of Assets Held for Investment

                               December 31, 1994

Identity of Issuer      Description of Investment       Cost     Fair Value
- ------------------      -------------------------       ----     ----------

LNB Bancorp, Inc.    109,419 shares of common stock  $1,190,174   3,296,247


See accompanying independent auditors' report.

                                                                  Schedule 2
                                                                  ----------

                          THE LORAIN NATIONAL BANK
                            STOCK PURCHASE PLAN

         Item 27e - Schedule of Party-in-Interest Transactions

                        Year ended December 31, 1994


Transactions in common stock of LNB Bancorp, Inc., 100 percent owner of the Bank, during the year ended December 31, 1994:

                                                Number
                                              of Shares     Fair Value
                                              ---------     ----------
          Balance at December 31, 1993          96,141     $ 2,523,701

            Stock dividend                       3,052           -
            Purchases                           18,991         540,810
            Distributions                       (8,765)       (248,553)
            Net appreciation                       -           480,289
                                             ---------      ----------
          Balance at December 31, 1994         109,419     $ 3,296,247
                                             =========      ==========

See accompanying independent auditors' report.

                                                                  Schedule 3
                                                                  ----------

                          THE LORAIN NATIONAL BANK
                            STOCK PURCHASE PLAN

              Item 27d - Schedule of Reportable Transactions

                        Year ended December 31, 1994


                                                           Amortized
Number of                              Purchase   Selling  Cost of   Net Gain
Transactions   Description of Assets    Price      Price  Asset Sold or (Loss)
- ------------   ---------------------   --------   ------- ---------- ---------
    12           LNB Bancorp, Inc.     $540,810      -         -          -
                    common stock


See accompanying independent auditors' report.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the plan administrator has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



               THE LORAIN NATIONAL BANK STOCK PURCHASE PLAN
               --------------------------------------------
                              (Name of Plan)




Date: June 15, 1995           By: /s/ Gregory D. Friedman
      -------------               ----------------------------
                                  Gregory D. Friedman
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Acting Chief Accounting Officer)

                            The Lorain National Bank
                              Stock Purchase Plan

                            Exhibit to Form 11 - K

                (for the fiscal year ended December 31, 1994)

                          S - K Reference Number (24)


                       Consent of Independent Accountants.

(LETTERHEAD)
(LOGO)
KPMG Peat Marwick LLP

1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495





                        Consent of Independent Accountants
                        ----------------------------------


The Board of Directors
LNB Bancorp, Inc.:

We consent to the incorporation by reference in the Registration Statement
No. 33-65036 of LNB Bancorp, Inc. of our report dated April 7, 1995, relating to the statements of assets available for distribution to participants of The Lorain National Bank Stock Purchase Plan as of December 31, 1994 and
1993, and the related statements of changes in assets available for distribution to participants for the years then ended, which report appears in Amendment No. 2 to the 1994 annual report on Form 10-K of LNB Bancorp, Inc.







/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
June 15, 1995

(LOGO)
Member Firm of
Klynveld Peat Marwick Goerdeler