Form 10-Q
period 1995-06-30
LNB BANCORP INC
filed 1995-08-11
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995

                                        OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to

                          Commission file number 0-13203

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

Outstanding at August 3, 1995: 4,015,327 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 1995

Part 1 - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Requisition 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                        Number(s)

      Consolidated Balance Sheets                            3

      Consolidated Statements of Income                      5

      Condensed Consolidated Statements of                   9
         Cash Flows

      Notes to the Consolidated Financial Statements        11

   Item 2 - Management's Discussion and Analysis            12
            of Financial Condition and Results of
            Operations

Part II - Other Information

   Item 1 - Legal Proceedings                               16

   Item 2 - Changes in Securities                           16

   Item 3 - Defaults upon Senior Securities                 16

   Item 4 - Submission of matters to a Vote of              16
              Security Holders

   Item 5 - Other Information                               16

   Item 6 - Exhibits and Reports on Form 8-K                16

   Signatures                                               16

   Exhibit Index                                            17

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                 1995            1994
                                                  -------------   -------------
                                                   (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                           $ 20,695,000    $ 21,275,000
Securities:
 Securities available for sale                      10,841,000      10,137,000
 Investment securities                              94,497,000      89,387,000
                                                  ------------    ------------
Total Securities                                   105,338,000      99,524,000
(Market value $106,167,000 and
  $97,080,000, respectively)

Total Loans                                        273,739,000     261,807,000
Reserve for possible loan losses                    (3,915,000)     (3,832,000)
                                                  ------------    ------------
Net loans                                          269,824,000     257,975,000
                                                  ------------    ------------
Premises and equipment, net                         10,925,000      10,682,000
Other assets                                         6,394,000       5,399,000
                                                  ------------    ------------
TOTAL ASSETS                                      $413,176,000    $394,855,000
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                      $ 59,688,000    $ 57,096,000
Interest-bearing deposits                          290,470,000     278,123,000
                                                  ------------    ------------
Total deposits                                     350,158,000     335,219,000

Federal funds purchased and securities
 sold under agreements to repurchase                21,296,000      19,171,000
Other liabilities                                    2,659,000       2,954,000
                                                  ------------    ------------
Total Liabilities                                  374,113,000     357,344,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,014,463 and 4,000,068,
 respectively                                         4,014,000      3,200,000
Additional capital                                   17,697,000     18,415,000
Retained earnings                                    17,331,000     16,028,000
Net unrealized security losses                           21,000       (132,000)
                                                   ------------   ------------
Total Shareholders' Equity                           39,063,000     37,511,000
                                                   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             $413,176,000   $394,855,000
                                                   ============   ============

Note 1: The consolidated balance sheet at December 31, 1994 has been taken from the audited Financial Statements and condensed.

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                         SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                             JUNE 30,
OF INCOME                                             -------------------------
                                                          1995          1994
INTEREST INCOME                                       -------------------------
Interest and fees on loans:
 Taxable                                              $12,077,000   $10,020,000
 Tax-exempt                                                39,000        34,000
Interest and dividends on securities:
 Taxable                                                2,680,000     2,198,000
 Tax-exempt                                               217,000       285,000
Interest on Federal funds sold and other
 interest bearing instruments                             122,000       140,000
                                                      -----------   -----------
TOTAL INTEREST INCOME                                  15,135,000    12,677,000
                                                      -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                      822,000       285,000
Interest on other deposits                              4,261,000     3,352,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                            624,000       262,000
Other interest                                              1,000         1,000
                                                      -----------   -----------
TOTAL INTEREST EXPENSE                                  5,708,000     3,900,000
                                                      -----------   -----------
NET INTEREST INCOME                                     9,427,000     8,777,000
Provision for possible loan losses                        200,000       200,000
NET INTEREST INCOME AFTER PROVISION                   -----------   -----------
 FOR POSSIBLE LOAN LOSSES                               9,227,000     8,577,000
                                                      -----------   -----------
OTHER INCOME:
Trust division income                                     477,000       432,000
Service charges on deposit accounts                       758,000       748,000
Other charges, fees and exchanges                         840,000       777,000
Other operating income                                      8,000         5,000
                                                      -----------   -----------
TOTAL OTHER INCOME                                      2,083,000     1,962,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          3,764,000     3,669,000
Net occupancy expense                                     604,000       569,000
Furniture and equipment expense                         1,001,000       863,000
FDIC deposit insurance premium                            368,000       356,000
Other operating expenses                                2,253,000     2,100,000
                                                     ------------  ------------
TOTAL OTHER EXPENSES                                    7,990,000     7,557,000
                                                     ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                      3,320,000     2,982,000
 FEDERAL INCOME TAXES                                   1,055,000       867,000
                                                     ------------  ------------
    NET INCOME                                       $  2,265,000  $  2,115,000
                                                     ============  ============


PER SHARE DATA:
 EARNINGS                                                  $  .56        $  .52
                                                           ======        ======
 CASH DIVIDENDS                                            $  .24        $  .22
                                                           ======        ======

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                          THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              JUNE 30,
OF INCOME                                            --------------------------
                                                         1995          1994
INTEREST INCOME                                      --------------------------
Interest and fees on loans:
 Taxable                                              $ 6,200,000   $ 5,105,000
 Tax-exempt                                                19,000        17,000
Interest and dividends on securities:
 Taxable                                                1,375,000     1,124,000
 Tax-exempt                                               118,000       144,000
Interest on Federal funds sold and other
 interest bearing instruments                              77,000        90,000
                                                      -----------   -----------
TOTAL INTEREST INCOME                                   7,789,000     6,480,000
                                                      -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                      429,000       150,000
Interest on other deposits                              2,226,000     1,671,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                            336,000       150,000
Other interest                                              1,000         1,000
                                                      -----------   -----------
TOTAL INTEREST EXPENSE                                  2,992,000     1,972,000
                                                      -----------   -----------
NET INTEREST INCOME                                     4,797,000     4,508,000
Provision for possible loan losses                        100,000       100,000
NET INTEREST INCOME AFTER PROVISION                   -----------   -----------
 FOR POSSIBLE LOAN LOSSES                               4,697,000     4,408,000
                                                      -----------   -----------
OTHER INCOME:
Trust division income                                     238,000       223,000
Service charges on deposit accounts                       383,000       375,000
Other charges, fees and exchanges                         379,000       432,000
Other operating income                                      5,000         3,000
                                                      -----------   -----------
TOTAL OTHER INCOME                                      1,005,000     1,033,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          1,868,000     1,962,000
Net occupancy expense                                     297,000       283,000
Furniture and equipment expense                           494,000       433,000
FDIC deposit insurance premium                            182,000       178,000
Other operating expenses                                1,129,000     1,060,000
                                                     ------------  ------------
TOTAL OTHER EXPENSES                                    3,970,000     3,916,000
                                                     ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                      1,732,000     1,525,000
 FEDERAL INCOME TAXES                                     554,000       444,000
                                                     ------------  ------------
    NET INCOME                                       $  1,178,000  $  1,081,000
                                                     ============  ============


PER SHARE DATA:
 EARNINGS                                                  $  .29        $  .33
                                                           ======         =====
CASH DIVIDENDS                                             $  .12        $  .14
                                                           ======         =====

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                          SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              JUNE 30,
OF CASH FLOWS                                        -------------------------
                                                         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:                -------------------------
 Interest received                                   $14,906,000  $12,872,000
 Other income received                                 2,010,000    1,998,000
 Interest paid                                        (5,365,000)  (3,827,000)
 Cash paid for salaries and benefits                  (3,701,000)  (3,703,000)
 Net occupancy expense of premises paid                 (446,000)    (433,000)
 Furniture and equipment expenses paid                  (369,000)    (332,000)
 Cash paid for supplies and postage                     (459,000)    (410,000)
 Cash paid for other operating expenses               (3,377,000)  (2,634,000)
 Federal income taxes paid                              (955,000)    (959,000)
                                                      -----------   ----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                            2,244,000    2,572,000
                                                     -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceed from maturities of
  securities available for sale                        1,921,000          -0-
 Proceeds from maturities of
  investment securities                               15,088,000   17,846,000
 Purchases of securities available for sale           (2,468,000)     (76,000)
 Purchases of investment securities                  (20,187,000) (23,268,000)
 Net decrease in credit card loans                       500,000      436,000
 Net increase in long-term loans                     (12,599,000)  (6,537,000)
 Purchases of bank premises, equipment
  and software                                        (1,214,000)  (1,921,000)
                                                     -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                (18,959,000) (13,520,000)
                                                     -----------   ----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and
     other noninterest-bearing deposits                2,592,000    5,994,000
 Net increase (decrease) in savings and
     passbook deposits                               (12,207,000)   3,770,000
 Net increase (decrease) in time deposits             24,554,000   (1,595,000)
 Net increase in Federal funds purchased
     and other interest bearing insturments            2,125,000    4,279,000
 Proceeds from line of credit                                -0-    1,200,000
 Proceeds from exercise of stock options                  96,000       25,000
 Dividends paid                                       (1,025,000)    (930,000)
                                                     -----------  -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          16,135,000   12,743,000
                                                     -----------  -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                       (580,000)   1,795,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              21,275,000   21,276,000
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                             $20,695,000  $23,071,000
                                                     ===========  ===========

See notes to condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.                      Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 1995, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

RECLASSIFICATIONS

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

LOANS

The Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. This Statement impacts the accounting by creditors for impairment of certain loans. It requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of collateral. Corporate management determined that the adoption of SFAS No. 114 did not have a significant impact on the carrying value of the impaired loans or on net income during the first two quarters of 1995.

2.  PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options, a five-for-four stock split and a three percent stock dividend which were approved by shareholders in 1995 and 1994, respectively.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $18,321,000 during the first half, increasing to $413,176,000. Some of this growth is attributable to a successful marketing program for certificates of deposit.

Total investment securities increased $5,814,000 ending the half at $105,338,000. At June 30, 1995 unrealized gains (losses) in the investment securities portfolio were approximately $1,463,000 and ($602,000), respectively.

The level of nonperforming assets decreased $139,000 and $103,000 during the first and second quarters respectively, in 1995. The decrease in nonperforming assets is due to improvement in the local economy and the resolution of a large problem credit during the fourth quarter of 1994. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands            06/30/95  03/31/95  12/31/94  09/30/94
                                --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                      $  368    $  389    $  318    $1,161
  Past Due Loans                     127       209       419       163
  Restructured                         0         0         0         0
  Other Real Estate Owned              0         0         0         0
                                --------  --------  --------  --------
Total nonperforming Assets        $  495    $  598    $  737    $1,324
                                ========  ========  ========  ========

Total loans increased $11,932,000 during the first half to $273,739,000 at June 30, 1995. The reserve for possible loan losses ended the quarter at $3,915,000 supported by a provision for loan losses of $200,000, recoveries of $56,000 and loan charge-offs of $173,000. The reserve for possible loan losses as a percentage of ending loans was 1.46% and 1.43% at December 31, 1994 and June 30, 1995, respectively. Corporate management believes that the level of the reserve for possible loan losses is adequate based upon quantitative analysis of indentified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 1995 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $67,947,000 and $63,002,000 at June 30, 1995 and 1994, respectively.
The increase in outstanding loan commitments results from increased loan demand due to better economic conditions.

Total deposits increased $14,939,000 during the first half to $350,158,000. Non-interest bearing deposits increased to $59,688,000, at June 30, 1995 for an increase of $2,592,000, while interest bearing deposits climbed to $290,470,000 for an increase of $12,347,000. Federal funds sold and securities sold under agreements to repurchase increased $2,125,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

LIQUIDITY

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 1995, short-term security investments with maturities of one year or less totalled $43,121,000, which represented 40.9% of total securities. Adding cash and due from banks of $20,695,000 total liquid assets represented 15.4% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $39,063,000, at June 30, 1995. The increase resulted primarily from $2,265,000 of net income generated from the first six months of operations less a cash dividend payable to shareholders of $963,000. The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 3.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 1995 and 1994 follow.

                                                                 June 30,
                                                        ---------------------
                                                         1995           1994
                                                        ------         ------
      Tier I capital ratio                              16.24%         16.30%
      Required Tier I capital ratio                      4.00%          4.00%
      Total capital ratio                               17.41%         17.48%
      Required total capital ratio                       8.00%          8.00%
      Leverage ratio                                     9.60%          9.44%
      Required leverage ratio                            3.00%          3.00%


On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geograph-ical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

The Corporation has decided to let the lease lapse on June 30, 1996 for its Plaza branch which is located at 1147 Meister Road, Lorain. A new branch facility will be built next to the Corporation's nearby Oberlin Avenue
Auto Bank. The Corporation expects the new faciltiy to be opened in the spring of 1996 at a cost of approximately $600,000 for the building, improvements and equipment.

There were no material commitments outstanding at June 30, 1995, other than the loan commitments and the contractual obligation for the new Plaza office.

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 1995 increased $2,062 when compared to the first half of 1994. This was the result of the impact of higher rates combined with increase volume. Interest and dividends on securities was $2,897,000 for the first half of 1995 for an increase of $414,000 over the same period in 1994. Interest and dividends on securities represented 19.1% of total interest income at June 30, 1995 compared to 19.6% at June 30, 1994. Interest on Federal funds sold and other interest bearing instruments was $122,000 at June 30, 1995 compared to $140,000 at June 30, 1994. The decrease resulted from slightly higher rates which were more than offset by the decrease in the average balance invested in these forms of financial instruments.

Total interest expense increased by $1,808,000 when compared to the first half of 1994. The impacts of changes in the mix of interest bearing liabilities combined with increases in both volume and rate were primarily responsible for this increase in interest expense.

Total other income increased by $121,000 when compared to the first six months of 1994. This increase resulted from increases in income from fiduciary fees of $45,000 and increases in other charges of $63,000.
The increase in other charges is the result of pricing increases in credit card and merchant fees.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the six months ended June 30, 1995 was $7,990,000, 5.7% above the first six months of 1994. This increase was due primarily to increases in salaries and benefits, net occupancy, equipment expense, supplies and postage and the impacts of inflation.

The effective tax rate increased from 29.1% during the first half of 1994 to 31.8% during the first half of 1995. The increase in the effective tax rate is due primarily to the decrease tax emempt interest. Net income was $2,265,000 and $2,115,000 for the six months ended June 30, 1995 and 1994, respectively. Net income per share after adjusting for the five-for-four stock split in 1995 and the three percent stock dividend in 1994 was $.56 and $.52 for the six months ended June 30, 1995 and 1994, respectively.

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

During 1993, a risk-related assessment system was developed by the FDIC. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance assessment rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis.
The Corporation's subsidiary Bank will have a significantly lower deposit insurance assessment rate for the second half of 1995. The FDIC has approved new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The FDIC is expected to announce in September the point at which the BIF reached it required reserve level.
If the Bank made overpayments between that point and September 30, the FDIC refund the overpayment with interest. The lower assessment rate will result in an after-tax reduction of FDIC premiums by approximately $200,000 during 1995.

Part II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     None

ITEM 2 - Changes in Securities

     None

ITEM 3 - Defaults Upon Senior Securities

     None

ITEM 4 - Submission of Matters to a Vote of Security Holders

     None

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (b) Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 1995.

     (c)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 1995.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LNB BANCORP, INC.
                                          (registrant)




Date: August 10, 1995                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D.  Friedman,
                                        Senior Vice President &
                                        Chief Financial Officer
                                        and acting Chief Accounting
                                        Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regualtion S-K

S-K Reference                   Exhibit

      (11)            Computation of Shares Used for Earnings Per Share
                       Calculations

      (12)            Second Quarter Report to Shareholders of
                       LNB Bancorp, Inc. - June 30, 1995

      (27)            Financial Data Schedule

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                     (For the six months ended June 30, 1995)

                           S - K Reference Number (11)


                     Computation of Shares Used for Earnings
                              Per Share Calculation.



                                                    Six Months Ended
                                                        June 30
                                                 ----------------------
                                                    1995         1994
                                                 ---------    ---------

       Weighted Average Shares Outstanding       4,012,866    3,990,366

       Common Stock Equivalents (Stock Options)     33,206       41,108
                                                 ---------    ---------
                                                 4,046,072    4,031,474
                                                 =========    =========

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 1995)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 1995)




Description:
Two sided pamphlet: Outside cover containing the list of Director's of LNB Bancorp, Inc. Officers of LNB Bancorp, Inc. and green, gray and black cover page of the pamphlet.

Inside contains: Message to Our Shareholders, unaudited Consolidated Balance Sheets for period ending June 30, 1995 and June 30, 1994 and unaudited Consolidated Statements of Income for the Six Months Ended June 30, 1995 and June 30, 1994.

   Message to Our Shareholders

    It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary, The Lorain National Bank, after the first six months of 1995.

    We are pleased to announce that earnings have increased 7.1 percent for the first half of the year, compared to the same period one year ago. Consolidated net income for the first six months of 1995 reached $2,265,000, up from $2,115,000 for the comparative period in 1994.

    Year-to-date cash dividends declared to shareholders has increased 9.3 percent over the comparative period in 1994. Total shareholders' equity also increased $2.8 million during the 12 months ended June 30, 1995 and total shareholders' equity, as a percentage of total assets, reached 9.5 percent.

    Total assets rose 4.9 percent to $413,175,000 as of June 30, 1995. Net loans increased to $269,835,000 at June 30, 1995. This represents an increase of $21.9 million or 8.8 percent over the net loans at June 30, 1994.

    The local economy remains strong. Sales of new and existing single-family homes are up 5.3 percent in Lorain County from 1994. The local job market continues to strengthen with the influx of jobs from new employers such as The Geon Company, Manco, Inc. and the A. J. Rose Corporation.

    And finally, on September 30th, we will celebrate 90 years of banking service to the community. Our doors first opened as The Lorain Banking Company at the corner of 6th Street and Broadway in 1905. In 1961, a merger with The National Bank of Lorain gave rise to our current name, The Lorain National Bank.

    We thank you for your loyalty and continued support through the years and look forward to addressing you after the completion of our 90th year of successful operations.


   Sincerely,

   /s/ Stanley G. Pijor                         /s/ J. F. Kidd
   ------------------------                     -----------------
   Stanley G. Pijor                             James F. Kidd
   Chairman &                                   President & Chief
   Chief Executive Officer                      Operating Officer

Consolidated Balance Sheets

                                                           June 30
                                                   --------------------------
                                                        1995            1994
                                                   ------------  ------------
ASSETS:
Cash and Due From Banks                            $ 20,695,000  $ 21,071,000
Federal Funds Sold                                          -0-     2,000,000
Securities Available for Sale                        10,841,000    11,221,000
Investment Securities                                94,497,000    97,123,000
Loans                                               273,739,000   251,717,000
Reserve for Possible Loan Losses                     (3,915,000)   (3,811,000)
- ------------------------------------------------------------------------------
NET LOANS                                           269,824,000   247,906,000
- ------------------------------------------------------------------------------
Premises and Equipment (net)                         10,925,000     9,475,000
Other Assets                                          6,394,000     5,158,000
- ------------------------------------------------------------------------------
TOTAL ASSETS                                       $413,176,000  $393,954,000
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits                      $ 59,688,000  $ 56,235,000
Interest Bearing Deposits                           290,470,000   272,946,000
- ------------------------------------------------------------------------------
TOTAL DEPOSITS                                      350,158,000   329,181,000
Securities Sold under Repurchase
  Agreements                                         21,296,000    23,679,000
Other Liabilities                                     2,659,000     4,851,000
- ------------------------------------------------------------------------------
TOTAL LIABILITIES                                   374,113,000   357,711,000
- ------------------------------------------------------------------------------
Common stock                                          4,014,000     3,194,000
Additional capital                                   17,697,000    18,389,000
Retained Earnings                                    17,331,000    14,736,000
Net Unrealized Security Losses                           21,000       (76,000)
- ------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                           39,063,000    36,243,000
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $413,176,000  $393,954,000
- ------------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements on Income
                                                       Six Months Ended
                                                           June 30
                                                    ------------------------
                                                      1995         1994
                                                    ------------------------
INTEREST INCOME:
Interest and Fees on Loans                          $12,116,000  $10,054,000
Interest and Dividends on Securities:                 2,897,000    2,483,000
Interest on Federal Funds Sold                          122,000      140,000
- -----------------------------------------------------------------------------
TOTAL INTEREST INCOME                                15,135,000   12,677,000
- -----------------------------------------------------------------------------
INTEREST EXPENSE:
Interest Deposits                                     5,083,000    3,637,000
Interest on Securities Sold under
  Repurchase Agreements                                 624,000      262,000
Other Interest Expense                                    1,000        1,000
- -----------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                5,708,000    3,900,000
- -----------------------------------------------------------------------------
NET INTEREST INCOME                                   9,427,000    8,777,000
Provision for Loan Losses                               200,000      200,000
- -----------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           9,227,000    8,577,000
- -----------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                                 477,000      432,000
Fees and Service Charges                              1,598,000    1,525,000
Gains From Sales of Loans and Securities                    -0-          -0-
Other Operating Income                                    8,000        5,000
- -----------------------------------------------------------------------------
TOTAL OTHER INCOME                                    2,083,000    1,962,000
- -----------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                        3,764,000    3,669,000
Net Occupancy Expense                                   604,000      569,000
Furniture and Equipment Expenses                      1,001,000      863,000
FDIC Deposit Insurance Premium                          368,000      356,000
Other Operating Expenses                              2,253,000    2,100,000
- -----------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                  7,990,000    7,557,000
- -----------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                    3,320,000    2,982,000
Federal Income Taxes                                  1,055,000      867,000
- -----------------------------------------------------------------------------
NET INCOME                                           $2,265,000   $2,115,000
- -----------------------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                                $ .56        $ .52
- -----------------------------------------------------------------------------
DIVIDENDS DECLARED                                        $ .24        $ .22
=============================================================================
The per share data has been adjusted to reflect the 5-for-4 stock split in 1995 and a 3% stock dividend in 1994. Net income per share is based on weighted average common and common equivalent shares outstanding.

Outside Cover: 2 Column format


Directors and Officers of LNB Bancorp, Inc.

Directors                                Don A. Sanborn
                                           Retired
James L. Bardoner
  Retired, Former President              T. L. Smith, M.D.
  Dorn Industries, Inc.                    Physician

Daniel P. Batista                        Eugene M. Sofranko
  Attorney/Partner                         President and
  Cook & Batista Co., L.P.A.               Chief Executive Officer
                                           Lorain Glass Company, Inc
Wellsley O. Gray
  Sales Consultant                       Paul T. Stack
  Smith Dairy Company                      Manufacturer's Representative
                                           Coley's Inc. and
James F. Kidd                              A-1 Welding and Fabricating, Inc.
  President and
  Chief Operating Officer                Leo Weingarten
  LNB Bancorp, Inc. and                    Retired
  Lorain National Bank

David M. Koethe                          Officers
  Chairman of the Board
  The Lorain Printing Company            Stanley G. Pijor
                                           Chairman and
Benjamin G. Norton                         Chief Executive Officer
  Employee and Community
  Relations Manager                      James F. Kidd
  Reliance Comm/Tec - Lorain               President and
  Products                                 Chief Operating Officer

Stanley G. Pijor                         Thomas P. Ryan
  Chairman and                             Executive Vice President
  Chief Executive Officer                  and Secretary/Treasurer
  LNB Bancorp, Inc. and
  Lorain National Bank                   Willard H. DoBrunz
                                           Senior Vice President
James H. Riddell
  Chairman of the Board                  Gregory D. Friedman
  Consumers Builders Supply                Senior Vice President and
  Company                                  Chief Financial Officer
  President, Consumeraq, Inc.
                                         Michael D. Ireland
Thomas P. Ryan                             Senior Vice President
  Executive Vice President and
  Secretary/Treasurer                    Emma N. Mason
  LNB Bancorp, Inc.                        Senior Vice President
  Executive Vice President
  and Secretary                          James H. Weber
  Lorain National Bank                     Senior Vice President

Remainder of Outside cover description:
Gray and green background, black lettering.

(Logo)  LNB
        Bancorp, Inc.
        and its subsidiary Lorain National Bank
(lower middle of outside cover)

LNB BANCORP, INC.
(middle of outside cover)

Quarterly Report
June 30, 1995
(lower right side of outside cover)

                               LNB Bancorp, Inc.

                             Exhibit to Form 10 - Q

                     (For the six months ended June 30, 1995)

                          S - K Reference Number (27)



                            Financial Data Schedule