Form 10-Q
period 1995-09-30
LNB BANCORP INC
filed 1995-11-14
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995

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

Outstanding at November 10, 1995: 4,036,248 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1995

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.01-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Consolidated Financial Statements       11

   Item 2 - Management's Discussion and Analysis          13
            of Financial Condition and Results of
            Operations

Part II - Other Information

   Item 1 - Legal Proceedings                             17

   Item 2 - Changes in Securities                         17

   Item 3 - Defaults upon Senior Securities               17

   Item 4 - Submission of matters to a Vote of            17
            Security Holders

   Item 5 - Other Information                             17

   Item 6 - Exhibit and Reports on Form 8-K               17

   Signatures                                             17

   Exhibit Index                                          18

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 SEPTEMBER 30,    DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                 1995            1994
                                                 -------------   -------------
                                                  (Unaudited)     (See Note 1)
ASSETS:
Cash and due from banks                          $ 20,040,000    $ 21,275,000
Federal funds sold and other interest
 bearing instruments                                  700,000             -0-
Securities:
 Securities available for sale                     10,326,000      10,137,000
 Investment securities                             91,946,000      89,387,000
                                                 -------------   ------------
Total Securities                                  102,272,000      99,524,000
(Market Value $103,155,000 and                   -------------   ------------
       $ 97,080,000 respectively)

Total loans                                       277,056,000     261,807,000
Reserve for possible loan losses                   (3,938,000)     (3,832,000)
                                                 -------------   -------------
Net loans                                         273,118,000     257,975,000
                                                 -------------   -------------
Premises and equipment, net                        10,856,000      10,682,000
Other assets                                        6,493,000       5,399,000
                                                 -------------   -------------
TOTAL ASSETS                                     $413,479,000    $394,855,000
                                                 =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                     $ 59,724,000    $ 57,096,000
Interest-bearing deposits                         288,342,000     278,123,000
                                                 -------------   -------------
Total deposits                                    348,066,000     335,219,000
                                                 -------------   -------------
Federal funds purchased and securities
 sold under agreements to repurchase               21,926,000      19,171,000
Other liabilities                                   3,517,000       2,954,000
                                                 -------------   -------------
Total Liabilities                                 373,509,000     357,344,000
STATEMENT CONTINUED ON NEXT PAGE                 -------------   -------------

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,036,248 and 4,000,068,
 respectively                                        4,036,000       3,200,000
Additional capital                                  17,836,000      18,415,000
Retained earnings                                   18,074,000      16,028,000
Net unrealized security losses                          24,000        (132,000)
                                                  -------------   -------------
Total Shareholders' Equity                          39,970,000      37,511,000
                                                  -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $413,479,000    $394,855,000
                                                  =============   =============

NOTE 1: The consolidated balance sheet at December 31, 1994 has been taken from the audited Financial Statements and condensed.

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                    LNB BANCORP, INC.                      UNAUDITED

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                           NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              SEPTEMBER 30,
 OF INCOME                                            --------------------------
                                                            1995          1994
INTEREST INCOME:                                     --------------------------
Interest and Fees on Loans:
 Taxable                                              $18,395,000   $15,564,000
 Tax-Exempt                                                57,000        53,000
Interest and Dividends on Securities:
 Taxable                                                4,073,000     3,337,000
 Tax-Exempt                                               339,000       446,000
Interest on Federal funds sold and other
 interest bearing instruments                             171,000       178,000
                                                     ------------   -----------
TOTAL INTEREST INCOME                                  23,035,000    19,578,000
                                                     ------------   -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 or more                                    1,336,000       487,000
Interest on Other Deposits                              6,455,000     5,098,000
Interest on Federal funds purchases
 and securities sold under agreements
 to repurchase                                            848,000       473,000
Other Interest                                              1,000        18,000
                                                     ------------   -----------
TOTAL INTEREST EXPENSE                                  8,640,000     6,076,000
                                                     ------------   -----------
NET INTEREST INCOME                                    14,395,000    13,502,000
Provision for Possible Loan Losses                        300,000       300,000
NET INTEREST INCOME AFTER PROVISION                  ------------   -----------
 FOR POSSIBLE LOAN LOSSES                              14,095,000    13,202,000
                                                     ------------   -----------
OTHER INCOME:
Trust Division income                                     756,000       656,000
Service charges on deposit accounts                     1,008,000       988,000
Other Charges Fees and Exchanges                        1,399,000     1,371,000
Gains from Sales of Loans                                   9,000           -0-
Other operating income                                        -0-         7,000
                                                     ------------   -----------
TOTAL OTHER INCOME                                      3,172,000     3,022,000
STATEMENT CONTINUED ON NEXT PAGE                     ------------   -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          5,937,000     5,693,000
Net occupancy expense                                     914,000       844,000
Furniture and Equipment Expense                         1,499,000     1,305,000
FDIC deposit insurance premium                            351,000       539,000
Ohio Franchise Tax                                        387,000       361,000
Other operating expenses                                2,959,000     2,838,000
                                                      -----------   -----------
TOTAL OTHER EXPENSES                                   12,047,000    11,580,000
                                                      -----------   -----------

INCOME BEFORE FEDERAL INCOME TAXES                      5,220,000     4,644,000
 FEDERAL INCOME TAXES                                   1,646,000     1,396,000
                                                      -----------   -----------
    NET INCOME                                        $ 3,574,000   $ 3,248,000
                                                      ===========   ===========

PER SHARE DATA:
 EARNINGS                                                  $  .89        $  .81
                                                           ======        ======
 CASH DIVIDENDS                                            $  .38        $  .34
                                                           ======        ======

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                   Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                        THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          SEPTEMBER 30,
OF INCOME                                           --------------------------
                                                         1995          1994
INTEREST INCOME                                     --------------------------
 Interest and Fees on Loans:
 Taxable                                             $ 6,318,000   $ 5,544,000
 Tax-Exempt                                               18,000        19,000
Interest and Dividends on Securities:
 Taxable                                               1,391,000     1,139,000
 Tax-Exempt                                              122,000       161,000
Interest on Federal funds sold and other
 interest bearing instruments                             51,000        38,000
                                                    ------------   -----------
TOTAL INTEREST INCOME                                  7,900,000     6,901,000
                                                    ------------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                     514,000       202,000
Interest on other deposits                             2,194,000     1,746,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                           224,000       211,000
Other interest                                               -0-        17,000
                                                    ------------   -----------
TOTAL INTEREST EXPENSE                                 2,932,000     2,176,000
                                                    ------------   -----------
NET INTEREST INCOME                                    4,968,000     4,725,000
Provision for possible loan losses                       100,000       100,000
NET INTEREST INCOME AFTER PROVISION                 ------------   -----------
 FOR POSSIBLE LOAN LOSSES                              4,868,000     4,625,000
                                                    ------------   -----------
OTHER INCOME:
Trust division income                                    279,000       224,000
Service charges on deposit accounts                      250,000       240,000
Other charges fees and exchanges                         555,000       594,000
Gains from sales of loans                                    -0-           -0-
Other operating income                                     5,000         2,000
                                                    ------------   -----------
TOTAL OTHER INCOME                                     1,089,000     1,060,000
STATEMENT CONTINUED ON NEXT PAGE                    ------------   -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          2,173,000     2,024,000
Net occupancy expense                                     310,000       275,000
Furniture and equipment expense                           498,000       442,000
Ohio Franchise Tax                                        139,000       131,000
Other operating expenses                                  937,000     1,151,000
                                                      -----------   -----------
TOTAL OTHER EXPENSES                                    4,057,000     4,023,000
                                                      -----------   -----------
INCOME BEFORE FEDERAL INCOME TAXES                      1,900,000     1,662,000
 FEDERAL INCOME TAXES                                     591,000       529,000
                                                      -----------   -----------
    NET INCOME                                        $ 1,309,000   $ 1,133,000
                                                      ===========   ===========


PER SHARE DATA:
 EARNINGS                                                  $  .33        $  .29
                                                           ======        ======
 CASH DIVIDENDS                                            $  .14        $  .12
                                                           ======        ======

   See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                         Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                         NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          SEPTEMBER 30,
OF CASH FLOWS                                           -----------------------
                                                          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:                 ------------------------
 Interest received                                    $22,142,000  $19,580,000
 Other income received                                  3,188,000    3,058,000
 Interest paid                                         (8,315,000)  (6,136,000)
 Cash paid for salaries and benefits                   (5,981,000)  (5,740,000)
 Net occupancy expense of premises paid                  (679,000)    (644,000)
 Furniture and equipment expenses paid                   (704,000)    (505,000)
 Cash paid for supplies and postage                      (676,000)    (618,000)
 Cash paid for other operating expenses                (2,643,000)  (3,812,000)
 Federal income taxes paid                             (1,480,000)  (1,359,000)
                                                      ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:              4,852,000    3,824,000
                                                      ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                                    2,912,000          -0-
Proceeds from sales of investment
  securities                                           24,313,000   26,716,000
 Purchase of securities available for sale             (3,943,000)     (88,000)
 Purchase of investment securities                    (25,870,000) (29,289,000)
 Net (increase) in long-term loans                    (15,737,000) (16,566,000)
 Net decrease in credit card loans                        154,000      294,000
 Purchases of bank premises, equipment
  and software                                         (1,568,000)  (2,899,000)
 Proceeds from sales of bank premises,
   and equipment                                              -0-          -0-
                                                      ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                 (19,739,000) (21,832,000)
                                                      ------------ ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  non-interest bearing deposits                         2,628,000    5,699,000
 Net (decrease) in savings
  and passbook deposits                               (15,518,000)  (1,596,000)
 Net increase in time deposits                         25,737,000    2,277,000
 Net increase (decrease) in federal funds
  purchased and other interest bearing
  instruments                                           2,755,000    10,656,000
 Proceeds from line of credit                                 -0-     1,500,000
 Proceeds from exercise of stock options                  257,000        48,000
 Dividends paid                                        (1,507,000)   (1,376,000)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                            14,352,000   17,208,000
                                                      ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (535,000)    (800,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                               21,275,000    21,276,000
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                              $20,740,000   $20,476,000
                                                      ============ ============

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q                       LNB Bancorp, Inc.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at September 30, 1995, compared to December 31, 1994, and the results of operations for the nine months ending September 30, 1995 compared to the same period in 1994. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

ASSETS HELD FOR SALE

The Corporation has specifically identified certain investment securities and loans which may be sold prior to maturity. These securities and loans are recorded at the lower of amortized cost or market value.

RECLASSIFICATIONS

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

INVESTMENT SECURITIES

The Corporation adopted SFAS 115 "Accounting For Certain Investments in Debt and Equity Securities" on January 1, 1994. As required by SFAS 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Corporation does not maintain a trading account. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately through retained earnings, net of tax.

LOANS

The Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. This Statement impacts the accounting by creditors for impairment of certain loans. It requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of collateral. Corporate management determined that the adoption on SFAS No. 114 did not have a significant impact on the carrying value of the impaired loans or on net income during the first three quarters of 1995.

2.   PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options, a five-for-four stock split and a three percent stock dividend which were approved by shareholders during 1995 and 1994, respectively.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $18,624,000 during the first nine months, to $413,479,000. A portion of this growth is attributable to the cyclical influx of municipal county tax money.

Federal funds sold and other interest bearing investments increased by $700,000 during the first nine months of 1995. This increase was partially reflected in the $1,235,000 decrease in cash and due from banks.

Total investment securities increased $2,748,000 ending the third quarter at $102,272,000. At September 30,1995 unrealized gains (losses)in the investment securities portfolio were approximately $1,299,000 and ($416,000), respectively.

The level of nonperforming assets decreased $139,000 and $103,000 during the first and second quarters respectively, in 1995 and increased $18,000 in the third quarter 1995. The third quarter increase results primarily from an increase in other real estate owned. The 1995 level of nonperforming assets has decreased and leveled off in the third quarter. Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands              09/30/95  06/30/95  03/31/95  12/31/94
                                  --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                        $  356    $  368    $  389     $ 318
  Past Due Loans                       124       127       209       419
  Restructured                           0         0         0         0
  Other Real Estate Owned                0         0         0         0
                                    ------    ------    ------     ------
Total Nonperforming Assets          $  513    $  495    $  598     $ 737
                                    ======    ======    ======     ======

Net loans increased $15,143,000 during the first nine months to $273,118,000 at September 30, 1995. The reserve for possible loan losses ended the quarter at $3,938,000 supported by a provision for loan losses of $300,000, recoveries of $79,000 and loan charge-offs of $273,000. The reserve for possible loan losses as a percentage of ending loans decreased .04% from 1.46% at December 31, 1994 to 1.42% at September 30, 1995. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 1995, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totalling $61,718,000 and $61,101,000 at September 30, 1995 and 1994,
respectively. The increase in outstanding loan commitments results from increased loan demand due to better local economic conditions.

Total deposits increased $12,847,000 during the first nine months to $348,066,000. Non-interest bearing deposits increased to $59,724,000, at September 30,1995 for an increase of $2,628,000, while interest bearing deposits climbed to $288,342,000 for an increase of $10,219,000.
Federal funds purchased and securities sold under agreements to repurchase increased $2,755,000 during the first nine months of 1995. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

LIQUIDITY

Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demand of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investments securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest bearing assets as the mature or are sold.

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 1995, short-term security investments with maturities of one year or less totalled $42,531,000 which represented 41.6% of total securities. Adding cash and due from banks of $20,040,000, total liquid assets represented 15.1% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $39,970,000, at September 30, 1995. The increase resulted primarily from $3,574,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $1,528,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The decrease in interest rates experienced in the first three quarters of 1995 has caused an increase in the market value of these securities with a resulting positive impact on shareholders' equity of $156,000 for the nine months ended September 30, 1995.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of
10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of September 30, 1995 and 1994 follow.
                                                September 30
                                              -----------------
                                               1995       1994
                                              ------     ------
      Tier I capital ratio                    17.02%     15.99%
      Required Tier I capital ratio            4.00%      4.00%
      Total capital ratio                     18.20%     17.17%
      Required total capital ratio             8.00%      8.00%
      Leverage ratio                           9.90%      9.53%
      Required leverage ratio                  3.00%      3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

The Corporation has decided to let a lease lapse on June 30, 1996 for its Plaza branch which is located at 1147 Meister Road, Lorain. A new branch facility is under construction next to the Corporation's nearby Oberlin Avenue Auto Bank. The Corporation expects the new facility to be opened in the spring of 1996 at a cost of approximately $600,000 for the building, improvements and equipment.

There were no material commitments outstanding at June 30, 1995, other than the loan commitments and the contractual obligation for the new Plaza office.

RESULTS OF OPERATIONS

Interest and fees on loans increased when compared to the first nine months of 1994. This was the net result of the impact of slight increases in rates in conjunction with loan portfolio growth. Interest and dividends on securities was $4,407,000 for the first nine months of 1995 for a increase of $629,000 over the same period in 1994. Interest and dividends on securities represented 19.1% of total interest income at September 30, 1995 compared to 19.3% at September 30, 1994. Interest on Federal funds sold and other interest bearing instruments was $171,000 at September 30, 1995 compared to $178,000 at September 30, 1994. The decrease resulted from declining average balances invested in this form of financial instrument which was not sufficient to offset higher interest rates.

Total interest expense increased by $2,564,000 when compared to the first nine months of 1994. The impacts of changes in the mix of interest bearing liabilities combined with increases in both volume and rate were primarily responsible for this increase in interest expense.

Total other income increased by $150,000 when compared to the first nine months of 1994. This increase resulted from increases in income from fiduciary fees of $100,000, increases in service charges of $20,000 and increases in other charges of $28,000. The increase in other charges is the result of pricing increases in credit card and merchant fees. Other income decreased by $7,000 and gains from sales of loans increased by $9,000 respectively.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the nine months ended September 30, 1995 was $12,047,000, 4.0% above the first nine months of 1994. This increase was due primarily to increases in salaries and benefits, net occupancy, equipment expense, and the impacts of inflation.

The effective tax rate increased from 30.1% during the first nine months of 1994 to 31.5% during the first nine months of 1995. The increase in the effective tax rat is due primarily to the decrease in tax exempt interest income. Net income was $3,574,000 and $3,248,000 for the nine months ended September 30, 1995 and 1994, respectively. Net income per share after adjusting for the five-for-four stock split in 1995 and the three percent stock dividend in 1994 was .89 and $.81 for the nine months ended September 1995 and 1994, respectively.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current rrecommendationsby regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

The Financial Accounting Standards Board (FASB) has issued:

SFAS 114 "Accounting by Creditors for Impairment of a Loan"
Implementation date by the Corporation: December 31, 1994
Impact on the Corporation: This Statement will impact the accounting by creditors for impairment of certain loans. It requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. Corporate Management does not believe that adoption of SFAS 114 will have a significant impact on the carrying value of impaired loans or on net income.

All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1995 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

Significant actions by the Federal Government and its agencies, affecting the financial institution industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions will follow:

"Omnibus Budget Reconciliation Act of 1993"
Effective date of impact on the Corporation: August 10, 1993
Impact on the Corporation: Although the cost of tax compliance will increase, Corporate Management does not anticipate that this tax act will have a material impact on net income.

During 1993, a risk-related assessment system was developed by the Federal Deposit Insurance Corporation. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance assessment rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. The Corporation's subsidiary Bank will have a significantly lower deposit insurance assessment rate for the second half of 1995. The FDIC has approved a new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The new rates became effective September 15, 1995 and are applied retroactive to June 1, 1995. June is the month following the month in which the BIF reached the 1.25 percent reserve ratio mandated by the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

During the third quarter of 1995, the Bank received a refund for second and third quarter FDIC Insurance Premiums totalling about $207,000.
The Bank was assigned to the lowest deposit insurance assessment rate under the September 15, 1995 guidelines.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     None

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     None

ITEM 5  - Other Information

     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a) Exhibit (10a) - Employment Agreement by and between James F. Kidd and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995.

     (b) Exhibit (10b) - Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated
          September 11, 1995.

     (c) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (d) Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 1995 - EDGAR Version.

     (e)  Exhibit (27) - Financial Data Schedule.

     (f) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 13, 1995

/s/ J. F. Kidd                          /s/ Gregory D. Friedman
-------------------------               -------------------------
J. F. Kidd,                             Gregory D.  Friedman,
President & C.E.O.                      Senior Vice President &
and Acting Chief Accounting             Chief Financial Officer
Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit                            Page
   Number                                                             Number

    (10a)     Employment Agreement by and between James F. Kidd
              and LNB Bancorp, Inc. and The Lorain National Bank
              dated September 11, 1995.                                  19

    (10b)     Employement Agreement by and between Thomas P. Ryan
              and LNB Bancorp, Inc. and The Lorain National Bank
              dated September 11, 1995.                                  23

    (11)      Computation of Shares Used for Earnings Per Share
              Calculations.                                              27

    (19)      Third Quarter Report to Shareholders of LNB Bancorp,
              Inc. September 30, 1995 - EDGAR Version.                   28

    (27)      Financial Data Schedule.                                   33

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                  (For the nine months ended September 30, 1995)

                           S - K Reference Number (10a)


            Employment Agreement by and between James F. Kidd and
            LNB Bancorp, Inc. and The Lorain National Bank dated
            September 11, 1995.

DPB/ss
09/06/95




                         EMPLOYMENT AGREEMENT


     This is an Agreement entered into as of the 11th day of September, 1995, by and between JAMES F. KIDD, referred to below as "Kidd" and LNB BANCORP, INC., an Ohio corporation and THE LORAIN NATIONAL BANK, a banking organization organized and existing under the laws of the United States of America, which, together with their successors and assigns are collectively referred to below as the "Employer". Kidd and the Employer, also referred to below, collectively, as the "Parties" and individually as a "Party".

                               RECITALS
     The Employer desires to continue the employment of Kidd and Kidd desires to continue the performance of services for the Employer, as described in this Agreement.
     NOW, THEREFORE, the Employer and Kidd, in consideration of the mutual covenants and promises set forth below, agree as follows:
     [1] The Employer shall continue to employ Kidd as President and Chief Operating Officer and Kidd accepts such employment.
Kidd's duties shall be those normally undertaken by President and Chief Operating Officers of corporations similar to the Employer in type and size. The duties to be performed by Kidd shall additionally be determined from time-to-time by the Chairman of The Board and CEO and/or Boards of Directors of the Employer.
     [2] The duties of Kidd may be changed from time-to-time by the mutual consent of the Employer and Kidd without resulting in a rescission of this Agreement. Notwithstanding any changes in duties, the employment of Kidd shall be construed as continuing under this Agreement.
     [3] The Employer shall compensate Kidd at the initial rate of One Hundred Twenty Four Thousand and Two Hundred Dollars ($124,200.00) per year payable in equal semi-monthly amounts and pro-rated for any partial employment period.
     [4] At least annually Kidd's compensation shall be reviewed by Employer's Boards of Directors and adjusted at the sole discretion of such Boards of Directors. In no event, however, shall Kidd's compensation be reduced without Kidd's consent to an amount less than his compensation for the immediately preceding year.
     [5] The Employer may pay Kidd a bonus after the end of each year, during which this Agreement is in effect. The payment of a bonus, if any, and the amount and terms thereof, shall be in the sole discretion of the Employer and its Boards of Directors.
     [6] The Employer shall furnish an automobile for Kidd's use. The model and type of automobile shall be agreed upon by Employer. All operating and maintenance expenses and insurance shall be paid by Employer.
     [7] The Employer shall reimburse Kidd for all reasonable expenses incurred by him in the performance of his duties for the Employer.
     [8] Kidd shall be entitled to such additional benefits as are set forth in the Lorain National Bank Employee Manual and as are provided to other executive officers and personnel of Employer.

     [9]  This Agreement shall become effective on September 1,
1995, and shall remain in effect until Kidd reaches the age of 65, subject however, to prior termination of this Agreement as provided hereafter.

     [10] Except as provided in this paragraph, Kidd shall devote his full time to the business of the Employer. Kidd shall be free to engage in business activities other than banking and to engage in civic activities, provided that the engaging in such activities does not interfere with the performance of his duties to the Employer.
     [11] Nothing contained in this Agreement shall be deemed to affect Kidd's eligibility to participate in any pension, retirement, profit-sharing, stock purchase, life insurance, accident insurance, medical reimbursement, health insurance or hospitalization plan, or any other fringe benefit in which other employees and executives of the Employer are eligible to participate.
     [12] Notwithstanding the provisions of Paragraph 9, this Agreement shall be terminated:

[a] If either party materially violates the terms and conditions of this Agreement, the other party shall have the right to terminate this Agreement upon thirty (30) days prior written notice to the breaching party;

[b] the Employer through its Boards of Directors may terminate this Agreement without cause at any time upon ninety (90) days prior written notice to Kidd;

[c]  Upon the death of Kidd;

[d] In the event of the disability of Kidd resulting in his inability to perform his duties for a period of six (6) months, he shall be considered permanently disabled and he shall, in that event, be entitled to the salary and benefits he is then receiving on the date of determination of total disability and continuing for a period of two (2) years thereafter reduced however, by any amounts received by Kidd pursuant to a policy of disability insurance in force at the time of such disability;

[e] Upon the termination of this Agreement pursuant to subparagraph [a] (but only if Kidd terminates the Agreement due to the Employer's breach) or paragraph [b] hereof all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Kidd, provided he has not yet reached his 63rd birthday, his total salary as in effect at such time for a period of two (2) years from the date of termination. During such two-year period and in addition to the payment of his salary, Employer shall continue to provide Kidd, at Employer's cost, all fringe benefits as though he were still an employee. Fringe benefits include, but are not limited to, health and hospitalization insurance, life insurance and full pension accrual. Upon expiration of the two-year payment period Kidd shall be entitled to participate in Employer's health and hospitalization plan until he reaches age sixty five (65), provided he pays either directly or through Employer the premium attributable to his coverage under the Plan. If Kidd is over the age of sixty three (63) at the time of termination, salary and benefits as set forth above shall continue to be provided by Employer to Kidd until Kidd reaches age sixty five (65). Kidd may elect, in his sole discretion, to be paid salary due under this provision in a lump sum upon termination.

[f] The termination payments payable to Kidd shall survive Kidd's death should he die during the period he is receiving termination payments as provided for in Section [e] above.

[g] During the Agreement Term Kidd may, in his discretion, without cause, terminate his employment with Employer by giving the Board of Directors of Employer at least ninety (90) days written notice of his decision to terminate his Agreement. Upon the effective date of such employment termination by Kidd, and upon such termination both parties shall be released from any and all liabilities hereunder.

     [13] No amendment to this Agreement shall be effective unless it is set forth in a written document signed by both parties.
     [14] The laws of the State of Ohio shall be applicable to all questions which may arise relating to the validity, interpretation, performance and enforcement of this Agreement and each of its provisions.
     [15] This Agreement shall be binding upon, and shall inure to the benefit of, the parties, the successors and assigns of the Employer, and the heirs, executors, administrators, guardians and other personal representatives of Kidd, provided, however, that if the Employer ceases to exist as a corporate entity for any reason (including, but not limited to, the merger of the Employer into, or the consolidation of the Employer with, another corporation), or if the Employer sells all or substantially all of its assets to a third party, Kidd shall be entitled, but not required, to treat such an event as a breach pursuant to paragraph 12[a] of this Agreement by the Employer by giving written notice to that effect to the Statutory Agent of the Employer within thirty (30) days after he learns of the occurrence of the event.
     IN WITNESS WHEREOF, the parties hereto have signed and delivered this Agreement the day and year first above set forth.

In The Presence Of:                LNB BANCORP, INC.

/s/ Denise DeVito               BY: /s/ S. G. Pijor
---------------------------        ---------------------------
                                    Chairman & C.E.O.

/s/ Paulette Mager              BY: /s/ Thomas P. Ryan
---------------------------        ---------------------------
                                    Executive Vice President &
                                    Corporate Secretary


                                   THE LORAIN NATIONAL BANK

/s/ Denise DeVito               BY: /s/ S. G. Pijor
---------------------------        ---------------------------
                                    Chairman & C.E.O.

/s/ Paulette Mager              BY: /s/ Thomas P. Ryan
---------------------------        ---------------------------
                                    Executive Vice President &
                                    Corporate Secretary

/s/ Denise DeVito                  /s/ J. F. Kidd
---------------------------        ---------------------------
                                    James F. Kidd

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                  (For the nine months ended September 30, 1995)

                           S - K Reference Number (10b)


            Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated
            September 11, 1995.

DPB/ss
09/06/95



                         EMPLOYMENT AGREEMENT


     This is an Agreement entered into as of the 11th day of September, 1995, by and between Thomas P. Ryan, referred to below as "Ryan" and LNB BANCORP, INC. an Ohio corporation and THE LORAIN NATIONAL BANK, a banking organization organized and existing under the laws of the United States of America, which, together with their successors and assigns are collectively referred to below as the "Employer". Ryan and the Employer, also referred to below, collectively, as the "Parties" and individually as a "Party".

                               RECITALS

     The Employer desires to continue the employment of Ryan and Ryan desires to continue the performance of services for the Employer, as described in this Agreement.
     NOW, THEREFORE, the Employer and Ryan, in consideration of the mutual covenants and promises set forth below, agree as follows:
     [1] The Employer shall continue to employ Ryan as Executive Vice President and Ryan accepts such employment. Ryan's duties shall be those normally undertaken by the Executive Vice Presidents of corporations similar to the Employer in type and size. The duties to be performed by Ryan shall additionally be determined from time-to-time by the Chairman of The Board and CEO, President & COO and/or Boards of Directors of the Employer.
     [2] The duties of Ryan may be changed from time-to-time by the mutual consent of the Employer and Ryan without resulting in a rescission of this Agreement. Notwithstanding any changes in duties, the employment of Ryan shall be construed as continuing under this Agreement.
     [3] The Employer shall compensate Ryan at the initial rate of Ninety Seven Thousand Five Hundred Dollars ($97,500.00) per year payable in equal semi- monthly amounts and pro-rated for any partial employment period.
     [4] At least annually Ryan's compensation shall be reviewed by Employer's Boards of Directors and adjusted at the sole discretion of such Boards of Directors. In no event, however, shall Ryan's compensation be reduced without Ryan's consent to an amount less than his compensation for the immediately preceding year.
     [5] The Employer may pay Ryan a bonus after the end of each year, during which this Agreement is in effect. The payment of a bonus, if any, and the amount and terms thereof, shall be in the sole discretion of the Employer and its Boards of Directors.
     [6] The Employer shall furnish an automobile for Ryan's use. The model and type of automobile shall be agreed upon by Employer. All operating and maintenance expenses and insurance shall be paid by Employer.
     [7] The Employer shall reimburse Ryan for all reasonable expenses incurred by him in the performance of his duties for the Employer.
     [8] Ryan shall be entitled to such additional benefits as are set forth in the Lorain National Bank Employee Manual and as are provided to other executive officers and personnel of Employer.

     [9]  This Agreement shall become effective on September 1,
1995, and shall remain in effect until Ryan reaches the age of 65, subject however, to prior termination of this Agreement as provided hereafter.

     [10] Except as provided in this paragraph, Ryan shall devote his full time to the business of the Employer. Ryan shall be free to engage in business activities other than banking and to engage in civic activities, provided that the engaging in such activities does not interfere with the performance of his duties to the Employer.
     [11] Nothing contained in this Agreement shall be deemed to affect Ryan's eligibility to participate in any pension, retirement, profit-sharing, stock purchase, life insurance, accident insurance, medical reimbursement, health insurance or hospitalization plan, or any other fringe benefit in which other employees and executives of the Employer are eligible to participate.
     [12] Notwithstanding the provisions of Paragraph 9, this Agreement shall be terminated:

[a] If either party materially violates the terms and conditions of this Agreement, the other party shall have the right to terminate this Agreement upon thirty (30) days prior written notice to the breaching party;

[b] the Employer through its Boards of Directors may terminate this Agreement without cause at any time upon ninety (90) days prior written notice to Ryan;

[c]  Upon the death of Ryan;

[d] In the event of the disability of Ryan resulting in his inability to perform his duties for a period of six (6) months, he shall be considered permanently disabled and he shall, in that event, be entitled to the salary and benefits he is then receiving on the date of determination of total disability and continuing for a period of two (2) years thereafter reduced however, by any amounts received by Ryan pursuant to a policy of disability insurance in force at the time of such disability;

[e] Upon the termination of this Agreement pursuant to subparagraph[a] (but only if Ryan terminates the Agreement due to the Employer's breach) or paragraph [b] hereof all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Ryan, provided he has not yet reached his 63rd birthday, his total salary as in effect at such time for a period of two (2) years from the date of termination. During such two-year period and in addition to the payment of his salary, Employer shall continue to provide Ryan, at Employer's cost, all fringe benefits as though he were still an employee. Fringe benefits include, but are not limited to, health and hospitalization insurance, life insurance and full pension accrual. Upon expiration of the two-year payment period Ryan shall be entitled to participate in Employer's health and hospitalization plan until he reaches age sixty five (65), provided he pays either directly or through Employer the premium attributable to his coverage under the Plan. If Ryan is over the age of sixty three (63) at the time of termination, salary and benefits as set forth above shall continue to be provided by Employer to Ryan until Ryan reaches age sixty five
(65). Ryan may elect, in his sole discretion, to be paid salary due under this provision in a lump sum upon termination.

[f] The termination payments payable to Ryan shall survive Ryan's death should he die during the period he is receiving termination payments as provided for in Section [e] above.

[g] During the Agreement Term Ryan may, in his discretion, without cause, terminate his employment with Employer by giving the Board of Directors of Employer at least ninety (90) days written notice of his decision to terminate his Agreement. Upon the effective date of such employment termination by Ryan, and upon such termination both parties shall be released from any and all liabilities hereunder.

     [13] No amendment to this Agreement shall be effective unless it is set forth in a written document signed by both parties.
     [14] The laws of the State of Ohio shall be applicable to all questions which may arise relating to the validity, interpretation, performance and enforcement of this Agreement and each of its provisions.
     [15] This Agreement shall be binding upon, and shall inure to the benefit of, the parties, the successors and assigns of the Employer, and the heirs, executors, administrators, guardians and other personal representatives of Ryan, provided, however, that if the Employer ceases to exist as a corporate entity for any reason (including, but not limited to, the merger of the Employer into, or the consolidation of the Employer with, another corporation), or if the Employer sells all or substantially all of its assets to a third party, Ryan shall be entitled, but not required, to treat such an event as a breach pursuant to paragraph 12[a] of this Agreement by the Employer by giving written notice to that effect to the Statutory Agent of the Employer within thirty (30) days after he learns of the occurrence of the event.

     IN WITNESS WHEREOF, the parties hereto have signed and delivered this Agreement the day and year first above set forth.

In The Presence Of:                LNB BANCORP, INC.

/s/ Denise DeVito               BY: /s/ S. G. Pijor
---------------------------        ---------------------------
                                    Chairman & C.E.O.

/s/ Paulette Mager              BY: /s/ J. F. Kidd
---------------------------        ---------------------------
                                    President & C.O.O.


                                   THE LORAIN NATIONAL BANK

/s/ Denise DeVito               BY: /s/ S. G. Pijor
---------------------------        ---------------------------
                                    Chairman & C.E.O.

/s/ Paulette Mager              BY: /s/ J. F. Kidd
---------------------------        ---------------------------
                                    President & C.O.O.

/s/ Denise DeVito                  /s/ Thomas P. Ryan
---------------------------        ---------------------------
                                    Thomas P. Ryan

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                  (For the nine months ended September 30, 1995)

                           S - K Reference Number (11)




     Computation of Shares Used for Earnings Per Share Calculation.




                                                   Nine Months Ended
                                                     September 30
                                                  --------------------
                                                     1995      1994
                                                  ---------  ---------

      Weighted Average Shares Outstanding         4,016,109  3,992,054

      Common Stock Equivalents (Stock Options)       18,792     38,435
                                                  ---------  ---------
                                                  4,034,901  4,030,489
                                                  =========  =========

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1995)

                           S - K Reference Number (19)




                     Third Quarter Report to Shareholders of
                   LNB Bancorp, Inc. (dated September 30, 1995)
                                 EDGAR Version







DESCRIPTION:
Two sided pamphlet: Outside cover containing the list of Bank Offices and Gray cover page of pamphlet.

Inside contains: Unaudited Consolidated Balance Sheets for period ending September 30, 1995 and September 30, 1994 respectively, and unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 1995 and September 30, 1994 respectively.

Consolidated Balance Sheets

                                                         September 30
                                                ------------------------------
                                                    1995             1994
                                                ------------------------------
ASSETS:
Cash and Due from Banks                          $ 20,040,000    $ 20,476,000
Federal Funds Sold                                    700,000             -0-
Securities Available for Sale                      10,326,000      10,210,000
Investment Securities                              91,946,000      95,265,000
Loans                                             277,056,000     261,799,000
Reserve for Possible Loan Losses                   (3,938,000)     (3,832,000)
--------------------------------------------------------------------------------
NET LOANS                                         273,118,000     257,967,000
 -------------------------------------------------------------------------------
Premises and Equipment (Net)                       10,856,000      10,054,000
Other Assets                                        6,493,000       5,433,000
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $413,479,000    $399,405,000
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits                    $ 59,724,000    $ 55,940,000
Interest Bearing Deposits                         288,342,000     271,452,000
--------------------------------------------------------------------------------
TOTAL DEPOSITS                                    348,066,000     327,392,000
-------------------------------------------------------------------------------
Federal Funds Purchased                                   -0-       2,500,000
Securities Sold under Repurchase
  Agreements                                       21,926,000      27,556,000
Other Liabilities                                   3,517,000       5,049,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 373,509,000     362,497,000
-------------------------------------------------------------------------------
Common Stock                                        4,036,000       3,198,000
Additional Capital                                 17,836,000      18,408,000
Retained Earnings                                  18,074,000      15,390,000
Net Unrealized Security Losses                         24,000         (88,000)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         39,970,000      36,908,000
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                            $413,479,000    $399,405,000
--------------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                         Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                         1995           1994
                                                    -------------  ------------
INTEREST INCOME:
Interest and Fees on Loans                           $18,452,000    $15,617,000
Interst and Dividends on Securities                    4,412,000      3,783,000
Interest on Federal Funds Sold                           171,000        178,000
--------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 23,035,000     19,578,000
-------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest Deposits                                      7,791,000      5,585,000
Interest on Securities Sold Under
  Repurchase Agreements                                  848,000        473,000
Other Interest Expense                                     1,000         18,000
--------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                 8,640,000      6,076,000
-------------------------------------------------------------------------------
NET INTEREST INCOME                                   14,395,000     13,502,000
Provision for Loan Losses                                300,000        300,000
-------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            14,095,000     13,202,000
--------------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                                  756,000        656,000
Fees and Service Charges                               2,407,000      2,359,000
Gains From Sales of Loans and Securities                     -0-            -0-
Other Operating Income                                     9,000          7,000
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                     3,172,000      3,022,000
--------------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                         5,937,000      5,693,000
Net Occupancy Expense                                    914,000        844,000
Furniture and Equipment Expenses                       1,499,000      1,305,000
Ohio Franchise Tax                                       387,000        361,000
Other Operating Expenses                               3,310,000      3,377,000
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                  12,047,000     11,580,000
--------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                     5,220,000      4,644,000
Federal Income Taxes                                   1,646,000      1,396,000
-------------------------------------------------------------------------------
NET INCOME                                            $3,574,000     $3,248,000
-------------------------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                                $  .89        $  .81
-------------------------------------------------------------------------------
DIVIDENDS DECLARED                                        $  .38        $  .34
===============================================================================
The per share data has been adjusted to reflect the 5-for-4 stock split in 1995 and the 3% stock dividend in 1994. Net income per share is based on weighted average common and common equivalent shares outstanding.

Outside Cover: 2 column format

Bank Offices

MAIN OFFICE                          SECOND STREET OFFICE
457 Broadway                         221 Second Street
Lorain, Ohio                         Elyria, Ohio
(216) 244-6000                       (216) 323-4621

SIXTH STREET DRIVE-IN                CLEVELAND STREET OFFICE
200 Sixth Street                     801 Cleveland Street
Lorain, Ohio                         Elyria, Ohio
(216) 244-7242                       (216) 365-8397

KANSAS AVENUE OFFICE                 LAKE AVENUE OFFICE
1604 Kansas Avenue                   42935 E. North Ridge Road
Lorain, Ohio                         Elyria, Ohio
(216) 288-9151                       (216) 233-7196

PEARL AVENUE OFFICE                  OBERLIN OFFICE
2850 Pearl Avenue                    40 East College Street
Lorain, Ohio                         Oberlin, Ohio
(216) 277-1103                       (216) 775-1361

LORAIN PLAZA OFFICE                  KENDAL AT OBERLIN OFFICE
1147 Meister Road                    600 Kendal Drive
Lorain, Ohio                         Oberlin, Ohio
(216) 282-9196                       (216) 774-5400

W. 37TH & OBERLIN                    VERMILION OFFICE
AVENUE AUTO BANK                     4455 Liberty Avenue
3660 Oberlin Avenue                  Vermilion, Ohio
Lorain, Ohio                         (216) 967-3124
(216) 282-9196
                                     OLMSTED OFFICE
WEST PARK DRIVE OFFICE               27095 Bagley Road
2130 West Park Drive                 Olmsted Twp., Ohio
Lorain, Ohio                         (216) 235-4600
(216) 989-3131
                                     THE CROSSINGS OF
AMHERST OFFICE                       WESTLAKE OFFICE
1175 Cleveland Avenue                30210 Detroit Road
Amherst, Ohio                        Westlake, Ohio
(216) 988-4423                       (216) 892-9696

AVON LAKE OFFICE
240 Miller Road
Avon Lake, Ohio
(216) 933-2186

Remainder of Outside cover description:
Gray background, black lettering.

(LOGO)  LNB
        Bancorp, Inc.
        and its subsidiary Lorain National Bank
(lower middle of outside cover)

LNB BANCORP, INC.
(middle of outside cover)

Quarterly Report
September 30, 1995
(lower right side of outside cover)

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1995)

                           S - K Reference Number (27)




                           Financial Data Schedule
                       (Follows as a seperate document)