Form 10-K
period 1995-12-31
LNB BANCORP INC
filed 1996-03-29
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

            Annual Report Pursuant to Section 13 OR 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended                      Commission file
    December 31, 1995                           number 0-13203

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 15, 1996 was approximately $112,121,000.

   The number of shares of Registrant's Common Stock outstanding on February 15, 1996 was 4,040,387.

   Portions of the 1995 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 18, 1996 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1995


                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            2
            c. Description of Business                             3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                6
            e. Statistical Disclosure by Bank Holding
               Companies                                           7
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      7
                II. Investment Portfolio                           7
               III. Loan Portfolio                                10
                IV. Summary of Loan Loss Experience               13
                 V. Deposits                                      15
                VI. Return on Equity and Assets                   16
               VII. Short-Term Borrowings                         17
  Item  2   Properties                                            17
  Item  3   Legal Proceedings                                     18
  Item  4   Submission to Matters to a Vote of Shareholders       18

PART II
  Item  5   Market for the Registrant's Common Equity and
            Shareholders Matters                                  19
  Item  6   Selected Financial Data                               19
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         19
  Item  8   Financial Statements and Supplementary Data           20
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   20

PART III
  Item 10   Directors and Executive Officers of the Registrant    21
  Item 11   Executive Compensation                                21
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        21
  Item 13   Certain Relationships and Related Transactions        22

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   23

SIGNATURES                                                        24

EXHIBIT INDEX                                                     26

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

On April 18, 1995, the Corporation's Shareholders approved an amendment to the Articles of Incorporation to increase the authorized number of shares of Common Stock from 4,000,000 to 5,000,000 and fix the par value of Common Stock at $1.00 per share to allow for a five-for-four stock split.

On April 18, 1995, the Corporation's Board of Directors authorized a five-for-four stock split in the form of a 25 percent stock dividend. The stock split increased the number of shares outstanding by 802,692. Also, Common Stock has been increased by $802,692 with an offsetting reduction to additional capital to reflect the fixed $1.00 par value per share for each additional share issued pursuant to the stock split.

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

c) DESCRIPTION OF LNB BANCORP INC.'S BUSINESS

LNB Bancorp, Inc. is a $422 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

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

The Trust and Investment Services Division of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

The Bank is not dependent upon any one significant customer or specific industry. The business of the Corporation is not seasonal to any material degree.

In the opinion of management, LNB Bancorp, Inc. does not have exposure to material costs associated with environmental hazardous waste clean up.

Competition

The banking business is and will continue to be highly competitive. The Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $417 million to over $87 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions was approximately 11.91% and 11.61% in 1995 and 1994, respectively.

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

The Corporation and the Bank are subject to extensive banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. The Corporation and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and the Bank.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note (9) on page 17 of the LNB Bancorp, Inc. 1995 Annual Report. This note is incorporated herein by reference.

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

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented on page 25 of the LNB Bancorp, Inc. 1995 Annual Report and is incorporated herein by reference.

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

Noncompliance to laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Bancorp and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by management and no action was taken by the regulators against the Corporation or the Bank.

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal
Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 27 of the LNB Bancorp, Inc. 1995 Annual Report.

Employees

As of December 31, 1995, the Corporation and the Bank employed 225 full-time employees and 69 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

Important Factors Relating to Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements.

Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The business and profitability of a financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by the Corporation on their interest-bearing deposits and may also impact the value of financial instruments held. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies are not predictable and are beyond the Corporation's control.

As noted in "Supervision and Regulation" on pages 3 and 4, the Corporation is subject to various regulators. The actions of the regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
   EXPORT SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1995 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 1995, 1994, and 1993 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1995 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1995 and 1994 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1995 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
(Amounts in Thousands)                   1995          1994         1993
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $14,768      $  9,767     $    -0-
 Equity securities                        393           370          343
-------------------------------------------------------------------------
Total securities available for sale    15,161        10,137          343
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury securities              69,442        80,112       88,291
 Securities of other U.S. Government
  agencies and corporations            14,500         1,500        3,900
 States and political subdivisions      5,483         7,775       10,552
-------------------------------------------------------------------------
Total investment securities            89,405        89,387      102,743
-------------------------------------------------------------------------
Total securities                     $104,566      $ 99,524     $103,086
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

Maturities of nonequity securities owned by the Corporation as of December 31, 1995 are presented below:

                                         Maturing
                     ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities          $ 5,755 $ 9,013     $    0        $  0   $ 14,768
-------------------------------------------------------------------------
Total securities
 available for sale      5,755   9,013          0           0     14,768
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities            27,493  40,934        995                 69,422
 Securities of other
  U.S. Government
  agencies and
  corporations               0  13,500      1,000                 14,500
 States and political
  subdivisions           2,135   1,493      1,718         137      5,483
-------------------------------------------------------------------------
Total investment
 securities             29,628  55,927      3,713         137     89,405
-------------------------------------------------------------------------
Total securities       $35,383 $64,940     $3,713        $137   $104,173
-------------------------------------------------------------------------

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES


The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1995:

                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities         5.25    5.55       N/A          N/A      5.43
-------------------------------------------------------------------------
Total securities
 available for sale   5.25    5.55       N/A          N/A      5.43
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities          5.72    6.23       7.96         N/A      6.05
 Securities of other
  U.S. Government
  agencies and
  corporations        N/A     6.13       9.05         N/A      6.75
 States and political
  subdivisions (1)    6.92    9.05       7.78         7.25     7.78
-------------------------------------------------------------------------
Total investment
 securities           5.81    6.28       8.17         7.25     6.20
-------------------------------------------------------------------------
Total securities      5.72    6.17       8.17         7.25     6.07
-------------------------------------------------------------------------

(1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1995.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                       ---------------------------------------------------
(Amounts in Thousands)   1995       1994      1993       1992       1991
--------------------------------------------------------------------------
Commercial           $105,847   $104,209  $105,289   $ 98,514   $ 91,760
Mortgage              124,012    114,611   100,140     94,787     90,627
Installment            23,310     19,933    18,554     17,939     20,419
Consumer revolving
 lines of credit       23,324     23,054    21,774     22,530     20,455
--------------------------------------------------------------------------
TOTAL LOANS           276,493    261,807   245,757    233,770    223,940
Reserve for possible
 loan losses           (4,002)    (3,832)   (3,714)    (3,406)    (2,803)
--------------------------------------------------------------------------
NET LOANS            $272,491   $257,975  $242,043   $230,364   $220,458
==========================================================================


B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1995

(Amounts in Thousands)               1995
----------------------------------------------
Maturing in one year or less    $  13,631
maturing after one year,
 but within five years             20,487
Maturing beyond five years         71,729
----------------------------------------------
TOTAL COMMERCIAL LOANS          $ 105,847
==============================================
Loans repricing beyond one year:
 Fixed rate                         8,519
 Variable rate                     83,697
----------------------------------------------
TOTAL                           $  92,216
==============================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other real estate owned, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      1995    1994    1993    1992    1991
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $  511  $  318  $  438  $  801  $  967
   Commercial loans          221       0     420      90      27
   Consumer loans              0       0       0      38       0
-----------------------------------------------------------------
  Total nonaccrual loans     732     318     858     929     994
   Restructured loans          0       0       0       0       0
   Other Real Estate owned     0       0       0       0       0
  Total nonperforming
   assets                 $  732   $ 318  $  858  $  929  $  994
-----------------------------------------------------------------

 Reserve for possible
  loan losses to
  nonperforming assets     546.7% 1,205.4% 432.8%  366.6%  287.0%
=================================================================
  Accruing loans past due    725     419     407     109     149
    90 days
  Potential problem
   loans                  $  942  $1,197  $1,095  $2,669  $1,902
=================================================================

1) The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga and Huron.

Nonperforming assets consist of nonaccrual loans and loans which have been restructured, which are defined as follows:

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


The level of nonperforming assets remains at a relatively low level from 1991 through 1995, except for 1994. The amount of nonperforming loans at December 31, 1994 was lower than in other years due to the charge-off of a large credit in late 1994. The lower level of nonperforming loans at December 31, 1994, is not, by itself an adequate measure of the credit risk in the loan portfolio. The level of nonperforming loans at December 31, 1994 was at a trough because of the aforementioned charge-off and is not indicative of the credit risk in the loan portfolio. The ratio of the reserve for possible loan loss to nonperforming assets increased from 432.8% in 1993 to 1,205.4% in 1994 and decreased to 546.7% in 1995. The 1995 decrease is the result of net increases in nonaccrual loans in the amount of $414,000.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ending December 31, 1995, the interest income that would have been earned on the nonaccrual loans in the loan portfolio at year end, would have been approximately $94,000; however, the interest income actually earned and reported as income in 1995 amounted to approximately $42,000.

In addition to the nonperforming assets classified above, the loan review committee identifies accruing loans past due 90 days plus potential problem loans. These loans are closely monitored by the loan review committee to assess the borrowers' ability to comply with the terms of the loans. Management's year-end review indicated that a charge to the reserve for possible loan losses or classification to nonperforming status was not warranted. Loans which are 90 days or more past due but continue to accrue interest are loans which, in management's opinion, are well secured and are in the process of collection.

2. Potential Problem Loans - As shown in the table on page 10 of Form 10-K, at December 31, 1995, there are approximately $942,000 of loans identified on management's watch list which includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

The increase in potential problem loans during 1992 is due, in part, to the lag between the weakened condition of the local economy from 1990 through the first half of 1992 and its subsequent effect on local businesses which have borrowed from the Bank. The decrease in the potential problem loans in 1993 and 1994 and 1995 is due in part to improved national and local economic conditions.

3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 1995, 1994 or 1993.

4) Loan Concentrations - Bank management reviews concentrations of credit and other portfolio risk elements on a quarterly basis. Management is not aware of any significant loans, group of loans or segments of the loan portfolio, other than those reported in the schedule of nonperforming loans, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. No loans are outstanding which would, if consolidated, be considered as a concentration of lending in any particular industry or group of industries nor are there significant amounts of loans made to agricultural or energy related businesses.

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1995, there were no significant concentrations of credit risk in the loan portfolio.

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

5) No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans. Corporate management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation or its subsidiary bank. Also see Note (16) of the "Notes to Consolidated Financial Statements" and "Impacts of Accounting and
Regulatory Pronouncements" which appear on pages 19 and 27, respectively of the LNB Bancorp, Inc. 1995 Annual Report, and are incorporated herein by reference.

D. Other interest-bearing assets - As of December 31, 1995, there are no other interest-bearing assets that would be required to be disclosed under
Item III C.1 or 2 if such assets were loans. The Corporation had no Other Real Estate Owned at December 31, 1995.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for Possible Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1995     1994     1993     1992     1991
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 3,832  $ 3,714  $ 3,406  $ 2,803   $2,696
Charge-offs:
 Commercial                 (100)    (190)    (177)     (71)     (78)
 Real Estate                (209)    (141)    (222)     (71)    (329)
 Installment                (140)     (68)    (116)    (230)    (211)
----------------------------------------------------------------------
  Total charge-offs         (449)    (399)    (515)    (372)    (618)
Recoveries:
 Commercial                  163       18       70       38        7
 Real Estate                   5       57      152      152       49
 Installment                  51       42      101       85       69
----------------------------------------------------------------------
  Total recoveries           219      117      323      275      125
----------------------------------------------------------------------
Net charge-offs             (230)    (282)    (192)     (97)    (493)
----------------------------------------------------------------------
PROVISION FOR POSSIBLE
 LOAN LOSSES                 400      400      500      700      600
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 4,002   $3,832  $ 3,714  $ 3,406  $ 2,803
======================================================================

ANALYTICAL DATA

BALANCES:
 Average total loans     272,011  252,345  237,671  227,780  220,919
 Total loans at year
  end                    276,493  261,807  245,757  233,770  223,261
 Net charge-offs             230      282      192       97      493
Provision for
  possible loan
  losses                     400      400      500      700      600
Reserve for possible
  loan losses at year
  end                      4,002    3,832    3,714    3,406    2,803
RATIOS:
Net charge-offs to:
 Average total loans         .08%    0.11%    0.08%    0.04%    0.22%
 Total loans at year
  end                        .08     0.11     0.08     0.04     0.22
 Provision for possible
  loan losses              57.50    70.50    38.40    13.86    82.17
 Reserve for possible
  loan losses               5.75     7.36     5.17     2.85    17.59
Reserve for possible
 loan losses to:
 Average total loans        1.47     1.52     1.56     1.50     1.27
 Total loans at year
  end                       1.45     1.46     1.51     1.46     1.26

The higher amount of 1991 net charge-offs and the higher provision charges to expenses which occurred from 1991 through 1992 resulted primarily from the influences of a slump in the local economy. The decreasing trend in the provision for possible loan losses charged to expenses which occurred from 1993 through 1995 resulted from the influences of an improvement in the local and national economy. The level of net charge-offs in 1996 is expected to be comparable to the 1995 level.

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

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Possible Loan Losses on page 13 of the Form 10-K are presented in the following table:

(Amounts in Thousands)       1995    1994    1993    1992   1991
------------------------------------------------------------------
  Commercial                 $(63)   $172    $107    $ 33    $ 71
  Real estate                 204      84      70     (81)    280
  Consumer                     89      26      15     145     142
------------------------------------------------------------------
  Total net charge-offs      $230    $282    $192    $ 97    $493
==================================================================

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

 (Amounts in Thousands)       1995    1994   1993   1992    1991
 ----------------------------------------------------------------
  Commercial                $1,597  $1,487  $1,036  $  819 $  925
  Real estate                  651     623     485     469    430
  Consumer                     363     348     313     321    340
  Off-balance sheet risk       250     250     250     150      0
  Unallocated                1,141   1,124   1,630   1,647  1,108
------------------------------------------------------------------
  TOTAL                     $4,002  $3,832  $3,714  $3,406 $2,803
==================================================================

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1995, 1994 and 1993 provision for possible loan losses exceeded net charge-offs by $170,000, $118,000 and $308,000 respectively. The allocated portion of the reserve for possible loan losses has remained relatively consistent during 1991 through 1993. In 1992, the Bank began to allocate a portion of the reserve for possible loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The unallocated portion of the reserve to commercial and real estate loans increased in 1994 and 1995 due to changes in credit risk in those areas.

With the adoption of SFAS No. 114 in 1995, it is anticipated that the allowance for possible loan losses in future filings will not be materially different from the 1995 allocation due to the current risk inherent in the loan portfolio. The major risk classifications used to aggregate loans for application of SFAS No. 114 are commercial, mortgage, and consumer loans.

The following table shows the percentage of loans in each category to total loans at year end:

                     1995     1994     1993    1992     1991
-------------------------------------------------------------
 Commercial         38.3%    39.8%    42.8%    42.1%   41.1%
 Real estate        44.8%    43.8%    40.8%    40.6%   40.6%
 Consumer           16.9%    16.4%    16.4%    17.3%   18.3%
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------

The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans has decreased each year from 1990 through 1993 and leveled off in 1994 while increasing in 1995. The commercial loans percentage has increased from 1990 through 1993. During 1994 the commercial loans as a percentage of total loans decreased by three percent with a related increase in real estate loans of three percent. During 1995 Real estate loans increased by 1 percent and Consumer loans increased by .05%, while Commercial loans decreased by the related 1.5%.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.

                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1995           1994         1993
----------------------------------------------------------------
Demand deposits            $ 55,456       $ 53,287     $ 48,846
NOW accounts                 44,646         46,253       41,584
Money market accounts        25,578         33,034       37,535
Savings deposits             91,845         96,485       88,231
Time deposits               128,977        100,197      103,488
----------------------------------------------------------------
Total                      $346,502       $329,256     $319,684
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                  Years ended December 31,
                       ----------------------------------------
                         1995           1994          1993
---------------------------------------------------------------
NOW accounts             1.89%          1.95%         2.04%
Money market accounts    2.10           2.18          2.33
Savings deposits         2.32           2.32          2.64
Time deposits            5.43           3.80          3.87
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1995.

Maturing within 3 months             $ 21,956
After 3 but within 6 months             7,659
After 6 but within 12 months            2,559
After 12 months                         1,768
----------------------------------------------
Total                                $ 33,942
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is presented in the tabular form below.

    December 31,            1995    1994    1993    1992    1991
----------------------------------------------------------------
Return on average assets    1.21    1.13    1.08    1.07    1.02
Return on average equity   12.72   12.16   11.90   12.17   12.06
Dividend payout ratio      43.47   42.98   42.81   40.64   39.98

Average equity to
 average assets             9.55    9.31    9.11    8.78    8.48
Net interest margin         5.14    5.09    5.10    5.28    5.15

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1995, 1994 and 1993 follows:

(Amounts in Thousands)         1995         1994        1993
----------------------------------------------------------------
Federal funds purchased
 and securities sold under
 repurchase agreements
At December 31:
 Outstanding                $24,148      $19,171     $19,400
 Interest Rate                 4.98%        5.36%       2.50%
Average for the period:
 Outstanding                $22,863      $21,106     $15,483
 Interest rate                 4.85%        3.58%       2.58%
 Maximum month-end
  outstanding               $29,121      $30,750     $19,756
Construction line of credit
 At December 31:
  Outstanding               $     0      $     0     $ 1,100
  Interest rate               0.000%       0.000%      3.945%
 Average for the period:
  Outstanding               $     0      $ 2,061     $    69
  Interest rate               0.000%       4.895%      3.945%
 Maximum month-end
  outstanding               $     0      $ 2,750     $ 1,100

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

The Corporation began construction in September 1995 of a new branch office at its existing Oberlin Avenue Auto Bank location at 3660 Oberlin Avenue, Lorain, Ohio. The new branch office will be completed in May 1996. The total cost of the construction including furniture and fixtures is approximately $700,000.

Listed below are the branches/customer service facilities of the Bank and their locations:

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue,  Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              Lake Avenue & Route 254, Elyria
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Plaza Office                    1147 Meister Road, Lorain
   Sixth Street Auto Bank          200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Second Street Office            221 Second Street, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Auto Bank        3660 Oberlin Avenue, Lorain
   Olmsted Office                  27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Kendal at Oberlin Office        600 Kendal Drive, Oberlin
   Computer Operations Center      2130 West Park Drive, Lorain
   Maintenance Building            2140 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain

The Bank also owns automated teller machines and on-line teller terminals, as well as computers and related equipment for use in its business. The Corporate office facility is currently utilized at a level of 75%. The remaining space will be utilized as the Bank continues to grow. The Corporation considers its Corporate offices, branch offices and computer operations center to be in good to excellent condition, well maintained and are more than adequate to conduct the business of Banking.


ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiary is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1995 there were no matters submitted to a vote of security holders.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock trading ranges, cash dividend information and information relating to dividend restrictions appear on pages 1 and 17 of the LNB Bancorp, Inc. 1995 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,004 as of February 15, 1996.
Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 29 of the LNB Bancorp, Inc. 1995 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 22 - 27 of the LNB Bancorp, Inc. 1995 Annual Report. Also, see
Item 8 - Financial Statements and Supplementary Data.


Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditor's Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1995 Annual Report (Exhibit 13), pages 6 through 21. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included on page 28 of the LNB Bancorp, Inc. 1995 Annual Report.

   Consolidated Balance Sheets as of December 31, 1995 and 1994

   Consolidated Statements of Income
    for Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

   Notes to Consolidated Financial Statements
    December 31, 1995, 1994 and 1993

   Report of Management

   Independent Auditors' Report

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

"Election of Directors" and "Director's Committees" on pages 3 through 5 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 1996) is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.

                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Gregory D. Friedman  Senior Vice President and      (Not a Director)
(45)                 Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank


Michael D. Ireland   Senior Vice President,         (Not a Director)
(49)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President,         (Not a Director)
(58)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President,         (Not a Director)
(49)                 LNB Bancorp, Inc. and
                     The Lorain National Bank


ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 7 through 12 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 1996) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained on page 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 1996), relating to "Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on page 13 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 1996) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7 and 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 1996) is incorporated herein by reference.

Analysis of Loans to Related Parties:

The information contained in Note (14) "Transactions with Related Parties" on page 19 of the LNB Bancorp, Inc. 1995 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, KPMG Peat Marwick LLP, dated January 16, 1996, appear on pages 6 through 21 of the LNB Bancorp, Inc. 1995 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1995 and 1994

         Consolidated Statements of Income for Years Ended
           December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for Years Ended
           December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for Years
           Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements for Years
          Ended December 31, 1995, 1994 and 1993

         Report of Management

         Independent Auditors' Report

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or the required information is included in the financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 26 of this Form 10-K.

(b) Reports on Form 8-K

No reports on From 8-K were filed during the last quarter of the year ending December 31, 1995

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

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/ Thomas P. Ryan
                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


/s/ James L. Bardoner         DIRECTOR        March 26, 1996
-----------------------
James L. Bardoner


/s/ Daniel P. Batista         DIRECTOR        March 26, 1996
-----------------------
Daniel P. Batista


/s/ Robert M. Campana         DIRECTOR        March 26, 1996
-----------------------
Robert M. Campana


/s/ Wellsley O. Gray          DIRECTOR        March 26, 1996
-----------------------
Wellsley O. Gray


/s/ David M. Koethe           DIRECTOR        March 26, 1996
-----------------------
David M. Koethe


/s/ Benjamin G. Norton        DIRECTOR        March 26, 1996
-----------------------
Benjamin G. Norton


/s/ Jeffrey F. Riddell        DIRECTOR        March 26, 1996
-----------------------
Jeffrey F. Riddell


/s/ Don A. Sanborn            DIRECTOR        March 26, 1996
-----------------------
Don A. Sanborn

/s/ T.L. Smith                DIRECTOR        March 26, 1996
-----------------------
T. L. Smith, M.D.


/s/ Eugene M. Sofranko        DIRECTOR        March 26, 1996
-----------------------
Eugene M. Sofranko


/s/ Paul T. Stack              DIRECTOR        March 26, 1996
-----------------------
Paul T. Stack


Absent - Excused               DIRECTOR        March 26, 1996
-----------------------
Leo Weingarten


/s/ Stanley G. Pijor      CHAIRMAN             March 26, 1996
-----------------------   AND DIRECTOR
Stanley G. Pijor


                          PRESIDENT AND CHIEF  March 26, 1996
/s/ James F. Kidd         EXECUTIVE OFFICER
-----------------------   AND DIRECTOR
James F. Kidd

                          SENIOR VICE
/s/ Gregory D. Friedman   PRESIDENT, CHIEF     March 26, 1996
-----------------------   OPERATING OFFICER
Gregory D. Friedman       AND CHIEF FINANCIAL
                          OFFICER (ACTING CHIEF
                          ACCOUNTING OFFICER)

                     LNB Bancorp, Inc.


                       Exhibit Index
          Pursuant to Item 601 (a) of Regulation S-K


S-K Reference                          Exhibit
   Number

   (11)                   Computation of Shares Used for
                          Earnings Per Share Calculation.

   (13)                   LNB Bancorp, Inc. 1995 Annual
                          Report to Shareholders.

   (22)                   Subsidiary of LNB Bancorp, Inc.

   (24)                   Consent of Independent Accountants.

   (27)                   Financial Data Schedule.

   (28)                   Notice of Annual Meeting to
                          Shareholders and Proxy Statement
                          (dated March 18, 1996).

  (99.1) Annual report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 1995 to be filed as an amendment to this annual report on Form 10-K.

  (99.2) Annual report on Form 11-K of The Lorain National Bank Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1995 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1995)

                     S - K Reference Number (11)


               Computation of Shares Used for Earnings
                      Per Share Calculation.










                                    Years Ended December 31,
                            -------------------------------------
                                  1995         1994         1993
                            -------------------------------------
Weighted-Average Shares
  Outstanding                4,021,397    3,993,915    3,972,311

Common Stock Equivalents
  (Stock Options)               18,845       41,440       42,500
                            -----------  -----------  -----------
                             4,040,242    4,035,355    4,014,811
                            ===========  ===========  ===========

                           LNB Bancorp, Inc.

                        Exhibit to Form 10 - K

            (for the fiscal year ended December 31, 1995)

                      S - K Reference Number (13)




                 LNB Bancorp, Inc. 1995 Annual Report
                           to Shareholders.

COVER DESCRIPTION

Dark green background

1995
ANNUAL
REPORT

LNB
BANCORP, INC.

Beige lettering
Picture of family at Customer Service Desk
Vault in background

INSIDE FRONT COVER

Blank

HALF PAGE INSERT FRONT SIDE

LNB Bancorp, Inc. - Shareholder Information

CORPORATE HEADQUARTERS
The Corporation's headquarters are located at:
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(216) 244-6000

NOTICE OF ANNUAL MEETING
The 1996 Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 10:00 a.m. on Tuesday, April 16, 1996 at The Lorain National Bank, 521 Broadway, Lorain, Ohio.

FORM 10-K
A copy of the LNB Bancorp, Inc.'s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

REGISTRAR
The Lorain National Bank
457 Broadway
Lorain, Ohio 44052-1739
(216) 244-7317

STOCK TRANSFER AGENT
Shareholders requesting information about their stock holdings should contact our Shareholders Relations Department listed below:

The Lorain National Bank
Shareholder Relations Department
457 Broadway
Lorain, Ohio 44052-1739
(216) 244-7317
(800) 860-1007


MARKET MAKERS IN LNB BANCORP, INC. STOCK

Kemper Securities, Lorain, Ohio
McDonald & Company Securities, Inc., Elyria, Ohio
Merrill Lynch, North Olmsted, Ohio
The Ohio Company, Cleveland, Ohio
Pierre R. Smith & Co., Elyria, Ohio

CASH DIVIDEND PAYMENTS

Subject to approval of the Board of Directors, cash dividends are paid on LNB Bancorp Inc.'s common stock on or about the first day of January, April, July, and October.

HALF PAGE INSERT BACK SIDE

Table of Contents

Highlights . . . . . . . . . . . . . . . . . . . . . . . . 1

Common Stock Trading Ranges and
  Cash Dividends Declared  . . . . . . . . . . . . . . . . 1

Corporate Profile . . . . . . . . . . . . . . . . . . . .  1

Message to Our Shareholders  . . . . . . . . . . . . . . . 2

Consolidated Balance Sheets  . . . . . . . . . . . . . . . 6

Consolidated Statements of Income  . . . . . . . . . . . . 7

Consolidated Statements of Cash Flows  . . . . . . . . . . 8

Consolidated Statements of Shareholders' Equity  . . . . . 9

Notes to Consolidated Financial Statements . . . . . . . .10

Report of Management . . . . . . . . . . . . . . . . . . .21

Independent Auditors' Report . . . . . . . . . . . . . . .21

Management's Discussion and Analysis . . . . . . . . . . .22

Selected Quarterly Financial Data  . . . . . . . . . . . .28

Five Year Consolidated Financial Summary . . . . . . . . .29

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .30

Officers of Lorain National Bank . . . . . . . . . . . . .31

Earnings and Stock Performance . . . . . . . . . . . . . .32

Customer Service Locations . . . . . . . . . . . . . . . IBC

                                                           HIGHLIGHTS

December 31,                  1995           1994           1985
----------------------------------------------------------------------
BANKING OFFICES                     17             17             13
OFFICERS AND STAFF                 294            294            259
SHAREHOLDERS                     1,991          1,867          1,349
ASSETS                    $421,603,000   $394,855,000   $251,384,000
DEPOSITS                  $353,455,000   $335,219,000   $222,381,000
NET LOANS                 $272,491,000   $257,975,000   $133,493,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 40,791,000   $ 37,511,000   $ 17,756,000
                        ----------------------------------------------
NET INCOME                $  5,003,000   $  4,432,000   $  2,259,000
                        ----------------------------------------------
SHARES OUTSTANDING           4,039,347      4,000,068      3,694,380
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  2,175,000   $  1,905,000   $    783,000
                        ----------------------------------------------

Shares outstanding have been adjusted for five-for-four stock splits in 1995 and 1993 and a two-for-one stock split in 1989 and stock dividends.



                  Common Stock Trading Ranges and Cash Dividends Declared

                          1995                         1994
                 --------------------------------------------------------
                        Bid Price                   Bid Price
                 --------------------------------------------------------
                                     Dividend                    Dividend
                     High     Low     Amount     High     Low     Amount
                   -------  ------  ---------   -------  ------  --------
First Quarter      $24.60   $24.10    $.12      $22.20   $21.00    $.11
Second Quarter      26.50    24.60     .12       23.40    22.20     .11
Third Quarter       27.00    26.50     .14       24.00    23.40     .12
Fourth Quarter      27.50    27.00     .16       24.10    24.00     .14

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. are traded on the over-the-counter market primarily with brokers in the Corporation's service area. There are 4,039,347 common shares outstanding, held by 1,991 shareholders as of December 31, 1995.

Dividend amounts have been adjusted for the 3% stock dividend on April 19, 1994. Dividend amounts, bid prices, and par value have also been adjusted to reflect the five-for-four stock split on April 18, 1995.

The above quoted bid prices may reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

                                                      Corporate Profile

LNB Bancorp, Inc. is a $422 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain
Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

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

END PUBLISHED PAGE 1

Upper left margin black and white photograph of Staley G. Pijor, Chairman, Chief Executive Officer

Message to Our Shareholders

     It pleases us to report that LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, have enjoyed another successful year of operation. We have recorded increases in all significant areas of financial performance, including 14 consecutive years of earnings growth and a record high dividend payout to shareholders.


A Tradition of Change
     In order to ensure results like these, we continuously refine our strengths and adjust our operations to meet the changing needs of our four publics: our customers, shareholders, employees and community. For more than 90 years, we've faced the challenges of a dynamic financial services industry and we have emerged a leader in local independent banking, serving those publics well.

     Two years ago at this time, our directors announced a management succession plan which would provide leadership of our organization well into the next century. Our 1996 management team with James F. Kidd, President and C.E.O., Thomas P. Ryan, Executive Vice President and Secretary, Gregory D. Friedman, Senior Vice President - C.O.O. and C.F.O., Willard H. DoBrunz, Senior Vice President - Loan Administration,
Michael D. Ireland, Senior Vice President - Operations, Emma N. Mason, Senior Vice President - Trust Investment, and James H. Weber, Senior Vice President - Marketing Adminsitration, has nearly 200 years of combined banking experience. This team will continue to focus its strengths
on issues critical to our bank's success.   In late 1995, we accepted with
regret the retirement of James H. Riddell as a member of our board. The Riddell name will remain, however, as his son Jeffrey has accepted a position on our board. We wish Jim well and thank him for his years of service and at the same time, welcome Jeffrey to our team.

     In 1996, we will respond to many exciting challenges. Our customers are solicited by competitors from around the world, who reach them through the mail, on television, over the phone and now through their home computers. Consumers have more choices now than ever before.

     Our shareholders have more investment opportunities at their disposal than ever before. They are looking for return, for increased value and for growth without undue risk.

     Our employees need training and education to keep pace with the advances of technology and the skills to deal with the changing needs of our customers. Employment opportunities elsewhere are more varied than ever before.

     The communities we serve rely on us to remain involved in civic affairs where our expertise is needed. Our people are continuously sought for seats on boards across our market area. As communities grow, the need for knowledgeable, enthusiastic support is larger than ever before.

END PUBLISHED PAGE 2

Upper right margin black and white photograph of James F. Kidd, President & Chief Operating Officer


     We will address these challenges by employing our strengths - our people and our technology. In November, we announced a new organizational structure, which was designed to position key individuals in management roles where they can make the best use of these two key ingredients.

     We'll develop and market new products and take them to new marketplaces, using new methods of distribution. We'll learn more about our existing customers and find new ways to attract business.

     We'll strive to work as a team, through improved communications and committee structures which lead to a broader exchange of ideas. As a result, we will be a better bank, fortified with a renewed vigor to provide unparalleled customer service.

Earnings Increase
     In 1995 we posted our 14th consecutive year of increased earnings, as net income increased in 1995 by 12.9% over 1994, reaching $5,003,000. Earnings per share also increased to $1.24 for 1995 compared to $1.10 for 1994. Dividends declared per share amounted to $.54 in 1995 compared to $.48 in 1994. It should be noted that dividend amounts have been adjusted to reflect the 3% stock dividend in April of 1994 and the five-for-four stock split in April of 1995.

     Total cash dividends in 1995, including the EXTRA dividend declared by the Board of Directors in November, rose to almost $2,175,000. The cash dividends declared in 1995 represent a 54.9% increase over 1991, when $1,404,000 in cash dividends were paid.

     In each of the last 10 years, an increase in the regular cash dividend has been approved. Cash dividends declared increased 178% since 1985, when the payout totaled $783,000.

     The graphs on page 32 depict the performance of our stock, including accumulation of dividends and market value, over the past 10 years. The graphs display a hypothetical purchase of 100 shares of stock in 1985 and its approximate annual performance without further reinvestment. Also, you will find a graph which displays a history of earnings over the past 10 years on the same page.

     Other financial highlights as of December 31, 1995 include an increase in net loans to $272.5 million, up $14.5 million from 1994 and an increase in total deposits to $353.5 million, up $18.2 million from 1994.

     Total assets of the Bank reached $421.6 million, which represents an increase of $26.7 million over 1994. The return on average assets of LNB Bancorp, Inc. rose from 1.13% in 1994 to 1.21% in 1995.

     Total shareholders' equity increased $3.3 million to $40.8 million, an increase of 8.7% over the year-end 1994 equity position. The ratios of total shareholders' equity to total assets were 9.7% and 9.5% at December 31, 1995 and 1994, respectively.

END PUBLISHED PAGE 3

     LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, significantly exceed all current regulatory capital guidelines (for more detail, See Management's Discussion & Analysis on page 22.)

Trust & Investment
Management Division
     The Trust & Investment Management Division continues to grow, not only in terms of assets under management, but in the size and scope of its abilities to provide high quality service.

     The Trust & Investment Management Division's assets under management increased 11% in 1995, compared to the same period in 1994. Direct revenues for the division in 1995 increased 11.7%.


1995 Highlights
     In November, we installed a new cash dispensing machine at the Convenient Food Mart at West Erie Avenue and Kolbe Road in Lorain. It is our first location inside a retail establishment where "convenient" shopping and banking come together. This exciting new "mini-ATM" dispenses cash, allows transfers between accounts and provides balance inquiries.

     After 30 years of leasing space at the Lorain Plaza shopping center, we have chosen to construct a full-service branch office at the site of our drive-in facility less than two blocks away at 37th Street and Oberlin Avenue. Upon its completion in May, customers of our Plaza office will enjoy ample parking and a spacious lobby complete with state-of-the-art banking amenities.

     We improved our technological capabilities with the installation of a new main-frame computer, electronic hardware and local area network software in 1995. We have also developed a blueprint to guide our use of technology for 1996 and beyond.

     We developed three new products which will become available to customers bankwide in 1996. Our Four-Point Banking checking package is designed to meet the needs of college students who need a simple banking account while at school. Corporate Connection is a personal computer-based cash management service designed for business customers to manage funds on a daily basis. Customers will soon be able to bank by telephone 24-hours a day by telephone with our new TeleBanker voice response system. All three products will be made available to customers early in 1996.

     In the fall, we made several exterior improvements to our Kansas Avenue office, including the expansion of the customer parking area and a more convenient entranceway to the lobby. We also relocated our Cleveland Street office ATM to the innermost lane to improve serviceability.

END PUBLISHED PAGE 4

     Throughout 1995, our staff received an extensive amount of training in the Use of personal computers and software, sales techniques and customer relations skills. Our training department has been extremely active in providing high quality training and education in areas which directly relate to improved customer service and employee productivity.

     Also in 1995, we developed a new disaster recovery plan for bankwide protection in the event of a major interruption of service. The plan provides highly detailed information critical to the bank's operation in case of emergency.


In Memoriam
     We regrettably acknowledge the passing in 1995 of former director James C. Hageman. His many years of service as a director of both The Lorain National Bank and LNB Bancorp, Inc. is deeply appreciated. Mr. Hageman's knowledge of local industry and banking were invaluable to us. He will not soon be forgotten.


Local Economy
     The future of the Lorain County economy continues to brighten. Through cooperation, teamwork and a re-focused leadership, the expansion and stabilization of our economy has become a reality.

     Through the overall reinvestment by both government and business into our community, we have set a new tone for a strong, aggressive economy, filled with opportunities.

     New industry continues to flow into Lorain County. Corporations like Manco and A.J. Rose are providing new jobs, new tax dollars and a renewed feeling of expansion in our marketplace. These new industries are leading the way for others into our industrial parks and are spurring the development of growth throughout the county.

     As we have for several years, we continue to grow in size physically, yet we have maintained staffing levels over the past several years. We are finding new ways to increase productivity and operate more profitably without adding to staff.

      We appreciate your continued support of our current activities and look forward to a rewarding 1996.


Stanley G. Pijor                        James F. Kidd


/s/ Stanley G. Pijor                    /s/ James F. Kidd
Chairman & Chief Executive Officer      President & Chief Operating Officer


END PUBLISHED PAGE 5

Consolidated Balance Sheets

December 31,                                         1995          1994
-------------------------------------------------------------------------
ASSETS:
Cash and due from banks (note 2)              $ 27,428,000  $ 21,102,000
Federal funds sold and other interest
 bearing instruments                               102,000       173,000
Securities (note 3):
  Securities available for sale                 15,161,000    10,137,000
  Investment securities                         89,405,000    89,387,000
                                             ----------------------------
 Total securities
  (Market value $106,076,000 and
   $97,080,000, respectively)                  104,566,000    99,524,000
                                             ----------------------------
Loans (notes 4 and 14):
  Portfolio loans                              263,824,000   253,889,000
  Loans available for sale                      12,669,000     7,918,000
                                             ----------------------------
Total loans                                    276,943,000   261,807,000
 Reserve for possible loan losses               (4,002,000)   (3,832,000)
                                             ----------------------------
Net loans                                      272,491,000   257,975,000
                                             ----------------------------
Bank premises and equipment, net (note 5)       11,006,000    10,682,000
Accrued interest receivable                      2,764,000     2,391,000
Other assets                                     3,246,000     3,008,000
                                             ----------------------------
TOTAL ASSETS                                  $421,603,000  $394,855,000
                                             ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (note 6):
  Demand and other noninterest-bearing
    deposits                                  $ 60,163,000  $ 57,096,000
  Savings and passbook accounts                159,447,000   171,095,000
  Time, including certificates of deposit
   over $100,000 totaling $33,942,000 and
   $26,652,000, respectively                   133,845,000   107,028,000
                                             ----------------------------
Total deposits                                 353,455,000   335,219,000
                                             ----------------------------
Securities sold under repurchase
 agreements and other short-term
 borrowings (note 7)                            24,148,000    19,171,000
Accrued interest payable                         1,250,000       868,000
Taxes and other liabilities (notes 8 and 10)     1,959,000     2,086,000
                                             ----------------------------
Total liabilities                              380,812,000   357,344,000
                                             ----------------------------

Shareholders' equity:
  Common stock, $1.00 par:
   Shares authorized 5,000,000
   Shares issued and outstanding
    4,039,347 and 3,200,054,
    respectively (notes 11, 12 and 13)           4,039,000     3,200,000
  Additional capital                            17,854,000    18,415,000
  Retained earnings (note 9)                    18,856,000    16,028,000
  Net unrealized gain (losses) on
    Securities available for sale,
    net of tax                                      42,000      (132,000)
                                             ----------------------------
Total shareholders' equity                      40,791,000    37,511,000
                                             ----------------------------
Commitments and contingencies (notes 5 and 16)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $421,603,000  $394,855,000
                                             ----------------------------

See accompanying notes to consolidated financial statements

END PUBLISHED PAGE 6

                                         Consolidated Statements of Income

Years ended December 31,             1995           1994           1993
--------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans:
    Taxable                   $ 24,752,000   $ 21,353,000   $ 20,158,000
    Tax exempt                      75,000         72,000         82,000
  Interest and dividends on
   securities:
    U.S. Treasury securities     5,104,000      4,323,000      4,449,000
    U.S. Government agencies
     and corporations              408,000        170,000        285,000
    States and political
     subdivisions                  452,000        595,000        624,000
    Other debt and equity
     securities                     20,000         20,000         20,000
  Interest on Federal funds
   sold and other interest
   bearing instruments             300,000        297,000        274,000
                             --------------------------------------------
TOTAL INTEREST INCOME           31,111,000     26,830,000     25,892,000

INTEREST EXPENSE:
  Interest on deposits:
   Time certificates of
    $100,000 and over            1,847,000        793,000        740,000
   Other deposits                8,681,000      6,968,000      7,398,000
  Interest on securities sold
   under repurchase agreements
   and other short-term
   borrowings                    1,107,000        755,000        400,000
  Other interest                     1,000         56,000          2,000
                             --------------------------------------------
TOTAL INTEREST EXPENSE          11,636,000      8,572,000      8,540,000
                             --------------------------------------------

NET INTEREST INCOME             19,475,000     18,258,000     17,352,000
  Provision for possible
   loan losses (note 4)            400,000        400,000        500,000
                             --------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE
  LOAN LOSSES                   19,075,000     17,858,000     16,852,000
                             --------------------------------------------
OTHER INCOME:
  Trust division income          1,038,000        916,000        825,000
  Service charges on deposit
   accounts                      1,360,000      1,300,000      1,284,000

  Other service charges,
   exchanges and fees            1,849,000      1,837,000      1,642,000
  Gains on sales of loans
   and securities                      -0-         70,000        191,000
  Other operating income            40,000         11,000         67,000
                             --------------------------------------------
TOTAL OTHER INCOME               4,287,000      4,134,000      4,009,000

OTHER EXPENSES:
  Salaries and employee benefits
   (notes 10, 11, 12 and 13)     7,926,000      7,675,000      7,318,000
  Net occupancy expense of
   premises (note 5)             1,211,000      1,112,000      1,091,000
  Furniture and equipment
   expenses (note 5)             1,895,000      1,768,000      1,653,000
  Supplies and postage             904,000        837,000        825,000
  FDIC deposit insurance
   premium                         385,000        722,000        699,000
  Ohio franchise tax               508,000        475,000        474,000
  Other operating expenses       3,194,000      3,090,000      2,957,000
                             --------------------------------------------
TOTAL OTHER EXPENSES            16,023,000     15,679,000     15,017,000
                             --------------------------------------------
INCOME BEFORE FEDERAL
  INCOME TAXES                   7,339,000      6,313,000      5,844,000
                             --------------------------------------------
FEDERAL INCOME TAXES (BENEFIT)
 (note 8):
  Current                        2,111,000      1,816,000      1,895,000
  Deferred                         225,000         65,000        (80,000)
                             --------------------------------------------
TOTAL FEDERAL INCOME TAXES       2,336,000      1,881,000      1,815,000
                             --------------------------------------------
NET INCOME                    $  5,003,000   $  4,432,000   $  4,029,000
                             --------------------------------------------
NET INCOME PER SHARE
 (note 15)                         $  1.24        $  1.10        $  1.00
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 7

Consolidated Statements of Cash Flows

Years ended December 31,             1995           1994           1993
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Interest received            $ 30,734,000   $ 26,732,000   $ 26,094,000
 Other income received           4,245,000      4,057,000      3,797,000
 Interest paid                 (11,254,000)    (8,492,000)    (8,638,000)
 Cash paid for salaries
  and employee benefits         (7,832,000)    (7,661,000)    (7,434,000)
 Net occupancy expense of
  premises paid                   (901,000)      (847,000)      (842,000)

 Furniture and equipment
  expenses paid                   (733,000)      (708,000)      (697,000)
 Cash paid for supplies and
  postage                         (904,000)      (837,000)      (825,000)
 Cash paid for other
  operating expenses            (4,354,000)    (4,372,000)    (3,894,000)
 Federal income taxes paid      (1,956,000)    (1,960,000)    (1,838,000)
                             --------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES            7,045,000      5,912,000      5,723,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of
  securities available for sale  2,953,000      7,069,000            -0-
 Proceeds from maturities of
  investment securities         45,799,000     43,905,000     45,832,000
 Proceeds from sales of
  investment securities                -0-            -0-      4,230,000
 Purchases of securities
  available for sale            (7,702,000)    (6,999,000)           -0-
 Purchases of investment
  securities                   (45,914,000)   (40,494,000)   (56,371,000)
 Net (increase) decrease in
  credit card loans               (119,000)       129,000        229,000
 Net (increase) in long-term
  loans                        (14,969,000)   (16,528,000)   (12,344,000)
 Purchases of bank premises,
  equipment and software        (2,276,000)    (4,052,000)    (2,465,000)
 Proceeds from sales of
  bank premises and equipment          -0-            -0-        260,000
                             --------------------------------------------
NET CASH USED IN INVESTING
 ACTIVITIES                    (22,228,000)   (16,970,000)   (20,629,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in
  demand and other noninterest-
  bearing deposits               3,067,000      6,855,000     (1,815,000)
 Net increase (decrease)
  in savings and passbook
  deposits                     (11,648,000)    (1,801,000)    12,514,000
 Net increase (decrease) in
  time deposits                 26,817,000      9,153,000     (7,417,000)
 Net increase (decrease)
  in securities sold under re-
  purchase agreements and other
  short-term borrowings          4,997,000       (249,000)       539,000
 Proceeds from line of credit          -0-      1,668,000      1,100,000
 Cash paid on line of credit           -0-     (2,768,000)           -0-
 Proceeds from exercise of
  stock options                    278,000         56,000        204,000
 Dividends paid                 (2,073,000)    (1,857,000)    (1,671,000)
                             --------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                    21,438,000     11,057,000      3,454,000
                             --------------------------------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS       6,255,000         (1,000)   (11,452,000)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR           21,275,000     21,276,000     32,728,000

                            --------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR               $ 27,530,000   $ 21,275,000   $ 21,276,000
                             --------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                    $  5,003,000   $  4,432,000   $  4,029,000
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and amortization  1,473,000      1,325,000      1,207,000
  Gain on sales of loans and
   securities                          -0-        (70,000)      (191,000)
  Amortization and accretion on
   securities, net                  (4,000)        19,000         45,000
  Amortization of deferred loan
   fees and costs, net             173,000         67,000        (64,000)
  Provision for possible
   loan losses                     400,000        400,000        500,000
  Increase (decrease) in deferred
   Federal income taxes            157,000         65,000        (80,000)
 (Increase) decrease in accrued
   interest receivable            (373,000)      (117,000)       157,000
 (Increase) decrease in
   other assets                   (188,000)      (282,000)       467,000
  Increase (decrease) in accrued
   interest payable                382,000         80,000        (98,000)
  Increase (decrease) in Federal
   income taxes payable            223,000)       (79,000)        23,000
  Increase (decrease) in accrued
   expenses                       (424,000)        65,000       (251,000)
  Others, net                      223,000          7,000        (21,000)
                             --------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                     $7,045,000     $5,912,000     $5,723,000
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 8

                           Consolidated Statements of Shareholders' Equity


                                                    Net Unrealized
                                                    Gains (Loss)
Years Ended                                         on Securities  Total
December 31, 1995    Common    Additional   Retained  Available  Shareholders'
1994 and 1993        Stock      Capital     Earnings   for Sale   Equity
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1992           $3,067,000 $15,685,000 $13,800,000   $   -0-  $32,552,000
               -----------------------------------------------------------
 Net income            -0-         -0-   4,029,000       -0-    4,029,000
 Cash dividends
  declared,
  $.44 per share       -0-         -0-  (1,725,000)      -0-   (1,725,000)
 Issuance of 37,811

 shares of common
  stock under stock
  option plans      31,000     173,000         -0-       -0-      204,000
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1993            3,098,000  15,858,000  16,104,000       -0-   35,060,000
               -----------------------------------------------------------
 Net income            -0-         -0-   4,432,000       -0-    4,432,000
 Cash dividends
  declared,
  $.48 per share       -0-         -0-  (1,905,000)      -0-   (1,905,000)
Issuance of 11,668
 shares of common
 stock under stock
 option plans        9,000      47,000         -0-       -0-       56,000
 Market value of
  stock issued in
  payment of 3% stock
  dividend,
  116,206 shares    93,000   2,510,000  (2,603,000)      -0-          -0-
Change in unrealized
 gain(loss) on
 securities available
 for sale, net of tax  -0-         -0-         -0-  (132,000)    (132,000)
               -----------------------------------------------------------
BALANCE AT
 DECEMBER 31,
 1994            3,200,000  18,415,000  16,028,000  (132,000)  37,511,000
               -----------------------------------------------------------

                                                    Net Unrealized
                                                     Gain(Loss) on
Years ended                                           Securities   Total
December 31, 1995    Common    Additional   Retained  Available  Shareholders'
1994 and 1993        Stock      Capital     Earnings   For Sale     Equity
-------------------------------------------------------------------------

Net income             -0-         -0-   5,003,000       -0-    5,003,000
Cash dividends
  declared,
  $.54 per share       -0-         -0-  (2,175,000)      -0-   (2,175,000)
 Issuance of 36,601
  shares of common
  stock under stock
  option plans       36,000    242,000         -0-       -0-      278,000
 Issuance of 802,692
  shares of common
  stock with a fixed
  par value of $1.00,
  under a five-for-four
  stock split       803,000   (803,000)        -0-       -0-          -0-
 Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax      -0-        -0-         -0-    174,000      174,000
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1995            $4,039,000 $17,854,000 $18,856,000 $  42,000  $40,791,000
               -----------------------------------------------------------

See accompanying notes to consolidated financial statements.


END PUBLISHED PAGE 9

Notes to Consolidated Financial Statements

December 31, 1995, 1994 and 1993

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

(d) Securities:
Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Corporation to classify debt and equity securities as held to maturity, trading or available for sale. The effect on retained earnings at December 31, 1995 and 1994 of adopting SFAS No. 115 is included as a separate component of shareholders' equity in the Consolidated Balance Sheets and represents the after-tax effect of adjusting securities available for sale to fair value. Prior to the adoption of SFAS No. 115, the Corporation recorded investment securities at amortized cost. The Bank does not maintain a trading account.

Investment securities which are classified as being held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method.

(e) Loans Available for Sale:
The Bank has identified certain commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost (carrying value) or estimated market value, determined on an aggregate basis for each type of loan available for sale.

(f) Reserve for Possible Loan Losses:
The Corporation adopted the provision of Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. SFAS No.
114 provides guidelines for measuring impairment losses on loans.  Under
SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for possible loan losses or by a provision for possible loan losses, depending upon the adequacy of the reserve for possible loan losses. SFAS No. 118 permits existing income recognition practices to continue.

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

(h) Other Real Estate Owned:
Other real estate owned is carried in other assets at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure. Neither the Corporation nor the Bank carried any other real estate owned at December 31, 1995 or 1994.

(i) Additional Capital and Retained Earnings:
The additional capital account includes amounts received in excess of par value of common stock sold and amounts voluntarily transferred from retained earnings. In the case of stock dividends, the Corporation transfers the market value of shares issued from retained earnings to the common stock and additional capital accounts.

END OF PUBLISHED PAGE 10

(j) Interest and Fees on Loans:
Interest income on loans is accrued on the principal balances of loans outstanding on a "simple interest" basis. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual lives of the related loans using the interest method.

(k) Trust Division Assets and Income:
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the accompanying financial statements, as such items are not assets of the Corporation. Income from the Trust Division is reported on an accrual basis.

(l) Federal Income Taxes:
In 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" (see Note 8 "Federal Income Taxes"). Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Reclassifications:
Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.

(2) Cash and Due From Banks:
In order to meet deposit reserve requirements, the Corporation's subsidiary bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $5,751,000 and $6,143,000 at December 31, 1995 and 1994,
respectively, to meet these deposit reserve requirements.


The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $5,674,000 and $5,719,000, during 1995 and 1994 respectively.

END PUBLISHED PAGE 11

(3) Securities:
The amortized cost, gross unrealized gains and losses and
fair values of securities at December 31, 1995 and 1994
follow:
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1995           Cost        Gains        Losses     Value
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
  securities             $ 14,748,000  $  71,000  $( 51,000) $ 14,768,000
  Equity securities           343,000     50,000        -0-       393,000
                          ------------------------------------------------
Total securities
 available for sale        15,091,000    121,000   ( 51,000)    15,161,000
                          ------------------------------------------------

Investment securities:
  U.S. Treasury securities 69,422,000  1,328,000   (146,000)    70,604,000
  Securities of other U.S.
   Government agencies and
   corporations            14,500,000    161,000     (3,000)    14,658,000
  States and political
   subdivisions             5,483,000    183,000   ( 13,000)     5,653,000
                         -------------------------------------------------
Total investment
 securities                89,405,000  1,672,000   (162,000)    90,915,000
                         -------------------------------------------------
Total securities         $104,496,000 $1,793,000  $(213,000)  $106,076,000
                        -------------------------------------------------
                                         Gross        Gross
                            Amortized  Unrealized   Unrealized    Fair
December 31, 1994            Cost        Gains        Losses      Value
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities            $  9,995,000  $     -0- $  (228,000)  $ 9,767,000
  Equity securities           343,000     27,000         -0-       370,000
                        --------------------------------------------------
Total securities
 available for sale        10,338,000     27,000    (228,000)   10,137,000
                        --------------------------------------------------

Investment securities:
  U.S. Treasury securities 80,112,000     14,000  (2,427,000)   77,699,000
  Securities of other U.S.
   Government agencies and
   corporations             1,500,000      2,000      (8,000)    1,494,000
  States and political
   subdivisions             7,775,000     92,000    (117,000)    7,750,000
                         -------------------------------------------------
Total investment
 securities              $ 89,387,000  $ 108,000 $(2,552,000) $ 86,943,000
                        --------------------------------------------------
Total securities         $ 99,725,000  $ 135,000 $(2,780,000) $ 97,080,000
                        --------------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 1995 follow:

                                                               Fully-Tax
                                    Amortized         Fair    Equivalent
December 31, 1995                     Cost            Value        Yield
-------------------------------------------------------------------------
U.S. Treasury securities
 available for sale:
  Due within 1 year             $  5,749,000    $  5,755,000      5.25%
  After 1 but within
   5 years                         8,999,000       9,013,000      5.55
                              -------------------------------------------
                                  14,748,000      14,768,000      5.43
                              -------------------------------------------
Investment securities:
  Due within 1 year               29,268,000      29,723,000      5.81
  After 1 but within
   5 years                        55,927,000      57,120,000      6.28
  After 5 but within
   10 years                        3,713,000       3,937,000      8.17
  After 10 years                     137,000         135,000      7.25
                               -------------------------------------------
                                  89,405,000      90,915,000      6.20
                               -------------------------------------------
Total                           $104,153,000    $105,683,000      6.07%

                              ===========================================
END PUBLISHED PAGE 12

There were no sales of securities in 1995 and 1994. Proceeds from the sale of securities during 1993 were $4,230,000 resulting in gross realized gains of $140,000 and realized losses of $-0-. All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust and public deposits and for other purposes required by law amounted to $87,922,000 and $76,430,000 at December 31, 1995 and 1994 respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted prices of comparable instruments. At December 31, 1995 the securities portfolio contained approximately $3,256,000 in non-rated securities of state and political subdivisions. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $3,348,000. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 1995.


(4) Loans and Reserve for Possible Loan Losses:

Loan balances at December 31, 1995 and 1994 are summarized as follows:

December 31,                                        1995           1994
--------------------------------------------------------------------------
Real estate loans (includes loans
 secured primarily by real estate only):
  Construction and land development            $ 24,804,000  $ 24,340,000
  One to four family residential                138,979,000   130,066,000
  Multi-family residential                        7,719,000     7,863,000
  Non-farm non-residential properties            59,419,000    59,185,000
Commercial and industrial loans
 (except those secured primarily
  by real estate)                                17,732,000    16,179,000
Personal loans to individuals:
  Auto, single payment and installment           20,445,000    17,393,000
  Credit card and related plans                   5,073,000     4,986,000
Obligations of states and political
 subdivisions other than securities                 991,000     1,242,000
All other loans                                   1,331,000       553,000
                                      ------------------------------------
TOTAL LOANS                                     276,493,000   261,807,000
 Reserve for possible loan losses                (4,002,000)   (3,832,000)
                                      ------------------------------------
NET LOANS                                      $272,491,000  $257,975,000
                                      ------------------------------------

Activity in the reserve for possible loan losses for 1995, 1994 and 1993 is summarized as follows:

Years ended December 31,             1995           1994           1993
--------------------------------------------------------------------------
Balance at beginning of year      $3,832,000     $3,714,000    $3,406,000
Provision for possible loan
 losses                              400,000        400,000       500,000
Loans charged-off                   (449,000)      (399,000)     (515,000)
Recoveries on loans previously
 charged-off                         219,000        117,000       323,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $4,002,000     $3,832,000    $3,714,000

                              --------------------------------------------

At December 31, 1995 and 1994, $12,669,000 and $7,918,000 of commercial and student loans were available for sale in the secondary market. No provision for possible loan loss on the carrying value of these loans was necessary at December 31, 1995 and 1994. The market value of loans available for sale equaled or exceeded its carrying value.

At December 31, 1995, the Bank had firm commitments for the sale of approximately $1,134,000 of these loans.

At December 31, 1995, the recorded investment in loans has been identified as being impaired and has been evaluated in accordance with SFAS No. 114 and 118 totalled $1,420,000 (of which $518,000 were on a non-accrual basis). Included in the impaired amount is $699,000 related to loans with a corresponding valuation allowance of $239,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $910,000. The Corporation recognized $103,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $24,000 related to impaired loans for which income is recognized on the cash basis.

END PUBLISHED PAGE 13

(5) Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:
December 31,                                        1995           1994
-------------------------------------------------------------------------
Land                                          $ 1,941,000    $ 1,941,000
Buildings                                       8,777,000      8,549,000
Equipment and furniture                        11,428,000     10,920,000
Leasehold improvements                            441,000        441,000
                            ---------------------------------------------
                                               22,587,000     21,851,000
                            ---------------------------------------------
Less accumulated depreciation
 and amortization                              11,581,000     11,169,000
                            ---------------------------------------------
TOTAL                                         $11,006,000    $10,682,000
                            ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expense amounted to $1,299,000 in 1995, $1,170,000 in 1994 and $1,052,000 in 1993.

Amortization of purchased software charged to other operating expenses amounted to $174,000 in 1995, $155,000 in 1994 and $155,000 in 1993.

At December 31, 1995, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

   Year Ending                     Branch
   December 31,                    Offices       Equipment
-----------------------------------------------------------
     1996                          $84,000      $52,000
     1997                           14,000       46,000
     1998                            4,000       12,000
     1999                              -0-       12,000
     2000 and thereafter               -0-          -0-
                                   ------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $115,000 and $68,000 in 1995, $106,000 and $65,000 in 1994 and
$99,000 and $74,000 in 1993.

(6) Deposits:
Deposit balances at December 31, 1995 and 1994 are summarized as follows:

December 31,                                        1995           1994
--------------------------------------------------------------------------
Demand and other noninterest-
bearing deposits:
  Individuals, partnerships
   and corporations                           $  50,513,000  $  47,743,000
  U.S. Government                                 1,612,000      1,595,000
  States and political subdivisions               5,088,000      4,032,000
  Certified, official, travelers
   checks and other                               2,950,000      3,726,000
                                       -----------------------------------
Total demand and other noninterest-
 bearing deposits                                60,163,000     57,096,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations      142,020,000    152,126,000
  Corporations and profit organizations          17,427,000     18,969,000
                                       -----------------------------------
Total savings and passbook accounts             159,447,000    171,095,000
                                       -----------------------------------
Time deposits:
  Individuals, partnerships and
    corporations                                113,473,000     93,484,000
  States and political subdivisions              20,372,000     13,544,000
                                      ------------------------------------
Total time deposits                             133,845,000    107,028,000
                                      ------------------------------------
TOTAL DEPOSITS                                 $353,455,000   $335,219,000
                                      ------------------------------------

The maturity distribution of time certificates of deposit over $100,000 as of December 31, 1995 and 1994 follows:

                                      After 3           After 6
                                      Months            Months
                      Within 3        But Within        But Within
                      Months          6 Months          1 Year
-------------------------------------------------------------------------
December 31, 1995    $21,956,000      $7,659,000        $ 2,559,000
-------------------------------------------------------------------------
December 31, 1994    $17,802,000      $3,357,000        $ 3,680,000
-------------------------------------------------------------------------

                      After 1         After 2
                      Year But        Years But
                      Within          Within
                      2 Years         5 Years           Total
-------------------------------------------------------------------------
December 31, 1995     $  883,000      $  885,000        $33,942,000
-------------------------------------------------------------------------
December 31, 1994     $  600,000      $1,213,000        $26,652,000
-------------------------------------------------------------------------

END PUBLISHED PAGE 14

(7) Short-Term Borrowings:
Information relating to short-term borrowings for the years ended December 31, 1995 and 1994 follows:

December 31,                                        1995           1994
--------------------------------------------------------------------------
Securities sold under repurchase agreements
 and other short-term borrowings
  At December 31:
    Outstanding                                 $24,148,000    $19,171,000
    Interest rate                                     4.981%         5.360%
  Average for the period:
    Outstanding                                 $22,863,000    $21,106,000
    Interest rate                                     4.846%         3.575%
  Maximum month-end outstanding                 $29,121,000    $30,750,000
Construction line of credit
  At December 31:
   Outstanding                                  $       -0-    $       -0-
   Interest rate                                      0.000%         0.000%
  Average for the period:
   Outstanding                                  $       -0-    $ 2,061,000
   Interest rate                                      0.000%         4.895%
 Maximum month-end outstanding                  $       -0-    $ 2,750,000

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

The line was collateralized with $3,400,000 of  U.S. Treasury securities.
During construction the interest and fee from the line were capitalized as part of the construction in progress. When the building was placed into service in August 1994, a total of approximately $61,000 in interest and fees had been capitalized. In December 1994 the line was paid off and expired in February of 1995 with no further draws being made against it.


END PUBLISHED PAGE 16

(8) Federal Income Taxes:
In 1993, the Corporation adopted SFAS No. 109 on a prospective basis. The cumulative effect of this change in accounting method did not have a material impact on the Corporation's consolidated financial position or results of operations.

Income taxes on gains from sales of loans and investment securities are provided at the statutory income tax rate and included on the current portion of the provision.

The following presents a reconciliation of the total Federal income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34 percent to income before Federal income taxes.

Years ended December 31,              1995           1994           1993
-------------------------------------------------------------------------

Computed "expected" tax expense $2,495,000     $2,146,000     $1,987,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions    (162,000)      (216,000)      (212,000)
   Other, net                        3,000        (49,000)        40,000
                            ---------------------------------------------
TOTAL FEDERAL INCOME TAXES      $2,336,000     $1,881,000     $1,815,000
                            ---------------------------------------------

Net deferred Federal tax assets of $876,000,$1,101,000 and $1,098,000 at December 31, 1995, 1994 and 1993 respectively, are included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                           1995          1994         1993
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for possible loan losses    917,000       859,000      839,000
  Deferred compensation               131,000       132,000      118,000
  Accrued pension expense              51,000       106,000      109,000
  Accrued vacation payable            120,000       105,000      102,000
  Deferred loan fees and costs         34,000       162,000      160,000
  Other, net                            2,000        70,000        2,000
                                    ------------------------------------
Total deferred Federal tax assets   1,255,000     1,434,000    1,330,000

Deferred Federal tax liabilities:
  Bank premises and equipment        (214,000)     (147,000)    (111,000)
  Deferred charges                   (165,000)     (186,000)    (121,000)
                                    -------------------------------------
Total deferred Federal tax
  liabilities                        (379,000)     (333,000)    (232,000)
                                    -------------------------------------
NET DEFERRED FEDERAL TAX ASSETS       876,000     1,101,000    1,098,000
                                    -------------------------------------
END PUBLISHED PAGE 16

(9) Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary. Dividends paid by the subsidiary are subject to restrictions by the Office of the Comptroller of the Currency.

As of December 31, 1995, Bank retained earnings available for payment of dividends without obtaining regulatory approval amounted to approximately $4,597,000. Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

ASSETS:
December 31,                                         1995           1994
--------------------------------------------------------------------------

Cash                                             $  753,000    $   941,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                         35,885,000     32,879,000
Investment securities                                   -0-      4,181,000
Securities available for sale                     4,729,000            -0-
Other assets                                         71,000         54,000
                                       -----------------------------------
                                                 $41,438,000   $38,055,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
December 31,                                         1995           1994
--------------------------------------------------------------------------
Dividends payable                                $  647,000     $  544,000

Shareholders' equity:
 Common stock, $1.00 par                          4,039,000      3,200,000
 Additional capital                              17,854,000     18,415,000
 Retained earnings                               18,856,000     16,028,000
 Net unrealized gain (loss) on
   securities available for sale                     42,000       (132,000)
                                      ------------------------------------
Total shareholders' equity                       40,791,000     37,511,000
                                      ------------------------------------
                                                $41,438,000    $38,055,000
                                      ------------------------------------

Condensed Statements of Income
Years ended December 31,             1995           1994           1993
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary    $2,094,000     $1,841,000    $4,725,000
Interest and other income            235,000        209,000       106,000
                            ----------------------------------------------
                                   2,329,000      2,050,000     4,831,000
EXPENSES:
Other expenses                        92,000         70,000        74,000
                            ----------------------------------------------
Income before Federal income
 taxes and equity in undistributed
 net income of subsidiary          2,237,000      1,980,000     4,757,000
Federal income tax expense            49,000         47,000        11,000
                            ----------------------------------------------
                                   2,188,000      1,933,000     4,746,000
Equity in undistributed net
 income of subsidiary              2,815,000      2,499,000      (717,000)
                            ----------------------------------------------
NET INCOME                        $5,003,000     $4,432,000    $4,029,000
                            ----------------------------------------------

Condensed Statements of Cash Flows
Years ended December 31,              1995           1994          1993
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary         $2,094,000     $1,841,000    $4,725,000
Other, net                            77,000         89,000       (23,000)
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              2,171,000      1,930,000     4,702,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:

Proceeds from maturities of
 investment securities               470,000        622,000       496,000
Purchases of investment securities       -0-       (450,000)   (3,654,000)
Purchases of securities available
 sale                             (1,034,000)           -0-           -0-

Proceeds from sale of building
 to Bank                                 -0-      2,855,000           -0-
Construction of Bank premises            -0-     (2,109,000)          -0-
Cash paid on line of credit              -0-     (2,768,000)          -0-
Investment in construction
 in progress, net                        -0-            -0-      (746,000)
Proceeds from line of credit             -0-      1,668,000     1,100,000
Proceeds from exercise of
 stock options                       278,000         56,000       204,000
Dividends paid                    (2,073,000)    (1,857,000)   (1,671,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES         (2,359,000)    (1,983,000)   (4,271,000)
                             ---------------------------------------------
NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS          (188,000)       (53,000)      431,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   941,000        994,000       563,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                      $  753,000     $  941,000    $  994,000
END OF PUBLISHED PAGE 17     ---------------------------------------------

(10) Retirement Plan:
The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's policy is to fund the pension plan according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The net periodic pension costs charged to other expenses amounted to $92,000 in 1995, $128,000 in 1994 and $124,000 in 1993. At December 31, 1995
there were 214 participants in the plan. An analysis of net periodic pension cost for 1995, 1994 and 1993 is presented below.

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 6.50% and 5.00%, respectively for 1995 and 7.75% and 5.50%, respectively for 1994. The expected long-term rate of return on assets was 8.50% and 7.75% for 1995 and 1994.

An analysis which sets forth the plan's funded status at December 31, 1995 and 1994 is also presented below.

Components of Net Periodic
Pension Cost:                         1995           1994           1993
-------------------------------------------------------------------------
Service cost                      $ 184,000      $ 229,000      $ 212,000
Interest cost of projected
 benefit obligation                 466,000        467,000        439,000
Actual return on plan assets     (1,410,000)      (131,000)      (483,000)
Net total of other components       852,000)      (437,000)       (44,000)
                             ---------------------------------------------
Net periodic pension cost         $  92,000      $ 128,000      $ 124,000
                             ---------------------------------------------

Actuarial Present Value of Benefit Obligations:      1995           1994
--------------------------------------------------------------------------
Accumulated benefit obligation including
 vested benefits of $(5,591,000) in 1995
 and $(4,800,000) in 1994                      $(5,644,000)   $(4,924,000)
                                       -----------------------------------
Projected benefit obligation                   $(7,251,000)   $(6,370,000)
Plan assets at market value, primarily
  U. S. Government securities and
  investments in bond and equity funds           7,758,000      6,405,000
                                       -----------------------------------
Plan assets in excess of projected
  benefit obligations                              507,000         35,000
Unrecognized net (gains) losses
  subsequent to transition                        (196,000)       183,000
Unrecognized prior service cost                   (329,000)      (363,000)
Unrecognized net assets, being recognized
 over employees' average remaining
  service life                                    (136,000)      (167,000)
                                       -----------------------------------
Accrued pension cost                           $  (154,000)   $  (312,000)
                                       -----------------------------------

(11) Stock Option Plan:
The Corporation's shareholders approved incentive stock option plans on April 6, 1982 and April 16, 1985 for all officers at or above the position of Vice President or equivalent. Under each plan, 50,000 shares of stock were originally reserved. Options may be granted at fair market value at the date of the grant and, accordingly, no charges are reflected in salaries and employee benefits expense due to the granting of stock options. The excess of the option price over the par value of the shares purchased through the exercise of stock options is credited to additional capital. Options granted under the plans may not be outstanding for periods exceeding 10 years from date of grant. On December 27, 1993, the remaining 21,456 options available for granting under the 1985 plan, were awarded to officers by the employee benefits committee, in accordance with the plan agreement. The grant price of the options was $20.39.

During 1995, stock options amounting to 36,601 shares were exercised at a price range of $4.81 to $20.39. An analysis of the status of the stock option plans as of December 31, 1995 follows:

Plan Year                                 1985                1982
--------------------------------------------------------------------------
Options outstanding:
  Total                                 32,540              12,471
  Vested                                32,540              12,471
Options available for granting             -0-                 -0-
Range of exercise prices          $6.70-$20.39              $15.23
--------------------------------------------------------------------------
Pursuant to the terms of the plans, share information and exercise prices have been adjusted to reflect the impact of stock splits and dividends subsequent to the granting dates of the options.

END PUBLISHED PAGE 18

(12) Employee Stock Ownership Plan:
The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees.

Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $360,000, $375,000, and $327,000 in 1995, 1994, and 1993, respectively. At December 31, 1995 there were 246 participants in the plan.

Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment. Therefore, it is anticipated that the ESOP will acquire additional Corporation common stock, at fair market value, in future years.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:
Years ended December 31,              1995           1994           1993
--------------------------------------------------------------------------
Cash dividend income               $  44,000      $  31,000      $  23,000
Stock dividend/split shares           13,845          1,350          8,419
Shares purchased                      18,958         12,216          8,699
Shares distributed                     3,420            101          3,826
Year end holdings:
Shares                                86,849         57,466         44,001
Market value                      $2,388,000     $1,731,000     $1,155,000
As a percentage of
 total plan assets                     68.6%          57.6%          49.3%

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

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $105,000, $105,000 and $88,000 in 1995, 1994 and 1993, respectively. At December 31,
1995 there were 201 participants in the plan.

Transactions by the Stock Purchase Plan relating to the activity in the Corporation's common stock are summarized below:

Years ended December 31,              1995           1994           1993
--------------------------------------------------------------------------
Cash dividend income              $   66,000     $   63,000     $   54,000
Stock dividend/split shares           25,537          3,052         19,955
Shares purchased                       5,552         18,991          3,130
Shares distributed                    21,238          8,765         14,534
Year end holdings:
Shares                               119,270        109,419         96,141
Market value                      $3,280,000     $3,296,000     $2,524,000
As a percentage of
 total plan assets                     90.8%          96.9%          87.5%

(14) Transactions With Related Parties:
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with nonrelated parties.

An analysis of loans outstanding to related parties follows:

Years ended December 31,                            1995           1994
-------------------------------------------------------------------------
Aggregate amount at beginning of year          $2,773,000     $3,186,000
Additions (deductions):
  New loans                                       652,000         31,000
  Repayments                                     (529,000)      (444,000)
  Changes in directors and officers
   and/or their affiliations, net                  11,000            -0-
-------------------------------------------------------------------------
Aggregate amount at end of year                $2,907,000     $2,773,000
-------------------------------------------------------------------------


(15) Per Share Data:
Net income per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each year after giving consideration to the dilutive effect of shares granted under incentive stock option plans, the 3% stock dividend in 1994 and the five-for-four stock splits in 1995 and 1993.

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

The Corporation's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk at December 31, 1995 was:

   Commitments to extend credit             $60,776,000
   Standby letters of credit                  1,304,000
                                            -----------
      Total                                 $62,080,000
                                            -----------
Most of the Corporation's business activity is with customers located within the Corporation's defined market area. As of December 31, 1995, the Corporation had no significant concentrations of credit risk in its loan portfolio. The Corporation also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

There are various lawsuits and claims pending against the Corporation which arise in the normal course of business. In the opinion of management, any liabilities that may result from pending lawsuits and claims will not materially affect the financial position of the Corporation.

(17) Recent Accounting and Regulatory Pronouncements:
The Financial Accounting Standards Board, the Federal government and Federal regulators have issued several pronouncements and legislation which are or will be impacting the Corporation. These pronouncements are briefly discussed on page 27 of this report.


END PUBLISHED PAGE 19


(18) Estimated Fair Value of Financial Instruments:
Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments", requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

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

Accrued interest payable and other financial liabilities:
For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Corporation's financial instruments at December 31, 1995 and 1994 are summarized as follows:

December 31,                 1995                         1994
-------------------------------------------------------------------------
                     Carrying    Estimated      Carrying    Estimated
                      Value      Fair Value      Value      Fair Value
-------------------------------------------------------------------------
Financial assets:
Cash and due from
 banks and Federal
 funds sold and other
 interest-bearing   $ 27,530,000  $ 27,530,000  $ 21,275,000  $ 21,275,000
 instruments        ============  ============  ============  ============

Securities          $104,566,000  $106,076,000  $ 99,524,000  $ 97,080,000
                    ============  ============  ============  ============
Loans               $276,493,000                $261,807,000
 Reserve for
 possible loan        (4,002,000)                 (3,832,000)
 losses             ------------                ------------
Net loans           $272,491,000  $272,754,000  $257,975,000  $258,456,000
                    ============  ============  ============  ============
 Accrued interest,
 accounts receivable
 and other financial
 assets             $  4,424,000  $  4,424,000  $  3,823,000  $  3,823,000
                    ============  ============  ============  ============

Financial liabilities:
Deposits:
Demand deposits,
 savings accounts
 and money market
 deposits           $219,610,000  $219,610,000  $228,191,000  $228,191,000
Certificates of      133,845,000   134,791,000   107,028,000   106,881,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $353,455,000  $354,401,000  $335,219,000  $335,072,000
                    ============  ============  ============  ============
Securities sold under
 repurchase agree-
 ments and other

 short-term
 borrowings           24,148,000  $ 24,148,000  $ 19,171,000  $ 19,171,000
 repurchase         ============  ============  ============  ============
Accrued interest
 payable and
 other financial    $  2,673,000  $  2,673,000  $  2,336,000  $  2,336,000
 liabilities        ============  ============  ============  ============

END PUBLISHED PAGE 20

Report of Management

To The Shareholders of LNB Bancorp, Inc.     January 16, 1996

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

/s/ Stanley G. Pijor                  /s/ Gregory D. Friedman

Stanley G. Pijor                      Gregory D. Friedman
Chairman and                          Senior Vice President and
Chief Executive Officer               Chief Financial Officer

                                              Independent Auditors' Report


The Board of Directors
LNB Bancorp, Inc.


  We have audited the accompanying consolidated balance sheets of LNB
Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in the notes to consolidated financial statements, in 1994 the Corporation changed its method of accounting for certain investments in debt and equity securities and in 1993 changed its method of accounting for income taxes.


/s/ KPMG Peat Marwick LLP
Cleveland, Ohio
January 16, 1996

END PUBLISHED PAGE 21

Management's Discussion and Analysis

Introduction:
  The following is management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 1995 Annual Report to Shareholders.
  LNB Bancorp, Inc. is a locally owned one bank holding company whose wholly owned banking subsidiary is The Lorain National Bank (the Bank). LNB Bancorp, Inc. is headquartered in Lorain, Ohio and the Bank operates seventeen banking offices in Lorain and western Cuyahoga counties. It is a full service commercial bank offering personal, trust and business services and products. The Bank is committed to enhance its position as a community leader by providing quality customer service.

Earnings Summary:
  LNB Bancorp, Inc.'s consolidated 1995 net income reached a record high of $5,003,000, compared to $4,432,000 in 1994 and $4,029,000 in 1993. Net income for 1995 and 1994 was favorably affected by an increase in net interest income and increased noninterest income. Net income in 1995 was favorably affected by reductions in F.D.I.C. Deposit Insurance Premiums.
  Earnings per share totaled $1.24 for 1995 compared to $1.10 for 1994 and $1.00 for 1993. Prior period earnings per share data have been restated to reflect the five-for-four stock splits in 1995 and 1993 and the 3% stock dividend in 1994. The return on average assets increased to 1.21% in 1995 from 1.13% in 1994 and 1.08% in 1993.

Net Interest Income:
  Net interest income, the difference between interest and loan fee income on earnings assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent (FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.
  Net interest income is affected by market interest rates on both earnings assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity and the growth in earning assets. In addition, net interest income is affected not only by management's asset/liability strategies to alter the volume and mix of earning assets and sources of funds, but also such external factors as economic conditions and credit demand.
  A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on the next page. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.

    Net interest income in 1995 increased by $1,121,000 from $18,553,000 in 1994 to $19,674,000 in 1995. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds increased from 2.87% in 1994 to 3.71% in 1995, or a total of 84 basis points. During the same period, the yield on earning assets increased 74 basis points to 8.19% in 1995, compared to 7.45% in 1994, resulting in a decrease in the interest spread by 10 basis points in 1995. The increase in net interest income resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest income increased from 1994 to 1995 from increases in interest rates and volumes.
  Net interest income increased by $901,000 in 1994 from $17,652,000 in 1993 to $18,553,000 in 1994. Net interest income in 1994 was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates during the second half of 1994. The cost of funds dropped from 2.98% in 1993 to 2.87% in 1994, or a total of 11 basis points. During the same period, the yield on earning assets fell 12 basis points to 7.45% in 1994, compared to 7.57% in 1993, resulting in a slight decrease in the interest spread in 1994.
  The net yield on earning assets in 1994 was 5.14% compared to 5.09% in 1994 and 5.10% in 1993. This relatively constant yield reflects the fact that the Corporations's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition and regulation.

Results from Operations:

  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was relatively constant, increasing from 79.1% in 1994 to 79.4% in 1995.
  Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, decreased from 20.9% in 1994 to 20.6% in 1995. This decrease results from a lower average balance in the security portfolio and Federal funds from 1994 to 1995, even though the market rates on securities decreased from 1994 through 1995. The higher yield in 1995 of the security portfolio is the result of 1993 and some 1994 purchases of securities with higher interest rates than those securities that matured in 1993 and 1994.

END PUBLISHED PAGE 22

                             Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1995
--------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
ASSETS:
Securities                       $ 97,242        $ 5,532          5.69%
Securities-tax exempt               8,025            623          7.76
Federal funds sold and other
 interest-bearing instruments       5,143            300          5.83
Commercial loans                  105,277         10,233          9.72
Commercial loans
 tax-exempt                         1,094            103          9.41
Mortgage loans                    120,788          9,638          7.98
Consumer loans                     44,852          4,881         10.88
                            ----------------------------------------------
TOTAL EARNING ASSETS              382,421         31,310          8.19

                            ----------------------------------------------
Reserve for possible loan losses   (3,956)
Cash and due from banks            16,277
Other assets                       17,060
                            ----------------------------------------------
TOTAL ASSETS                     $411,802
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Time deposits                     199,038          8,636          4.34
Savings deposits                   21,784            510          2.34
Interest-bearing demand            70,224          1,383          1.97
Short-term borrowings              22,864          1,107          4.84
                            ----------------------------------------------
TOTAL INTEREST-                   313,910         11,636          3.71
 BEARING LIABILITIES         ---------------------------------------------

Noninterest-bearing deposits       55,456
Other liabilities                   3,113
Shareholders' equity               39,323
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $411,802
                            ----------------------------------------------

NET INTEREST INCOME (FTE)                        $19,674
Taxable equivalent adjustment                       (199)
                            ----------------------------------------------
NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                          $19,475
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.14%
                            ----------------------------------------------

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1994
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                              --------------------------------------------
ASSETS:
Securities                       $ 93,658        $ 4,513          4.82%
Securities-tax exempt              11,113            859          7.73
Federal funds sold and other
 interest-bearing instruments       7,140            297          4.16
Commercial loans                  104,170          8,777          8.43
Commercial loans
 tax-exempt                         1,328            103          7.76
Mortgage loans                    105,839          8,499          8.03
Consumer loans                     41,008          4,077          9.94
                            ----------------------------------------------
TOTAL EARNING ASSETS              364,256         27,125          7.45
                            ----------------------------------------------
Reserve for possible loan losses   (3,836)
Cash and due from banks            16,277
Other assets                       14,627
                            ----------------------------------------------
TOTAL ASSETS                     $391,324
                           -----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Time deposits                     172,764          5,589          3.24
Savings deposits                   23,796            551          2.32
Interest bearing demand            79,408          1,621          2.04
Short-term borrowings              23,167            811          3.50
                            ----------------------------------------------
TOTAL INTEREST-                   299,135          8,572          2.87
 BEARING LIABILITIES        ----------------------------------------------

Noninterest-bearing deposits       53,143
Other liabilities                   2,626
Shareholders' equity               36,420
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $391,324
                            ----------------------------------------------
NET INTEREST INCOME (FTE)                        $18,553
Taxable equivalent adjustment                       (295)
                            ----------------------------------------------
NET INTEREST INCOME PER
  FINANCIAL STATEMENTS                           $18,258
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.09%

                           ----------------------------------------------

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1993
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                            ----------------------------------------------
ASSETS:
Securities                       $ 88,037        $ 4,754          5.40%
Securities-tax exempt              11,089            889          8.02
Federal funds sold and other
 interest-bearing instruments       9,179            274          2.99
Commercial loans                   99,893          7,771          7.78
Commercial loans tax-exempt         1,613            117          7.25
Mortgage loans                     96,252          8,422          8.75
Consumer loans                     39,913          3,965          9.93
                            ----------------------------------------------
TOTAL EARNING ASSETS              345,976         26,192          7.57
                            ----------------------------------------------
Reserve for possible loan losses   (3,670)
Cash and due from banks            16,450
Other assets                       12,779
                            ----------------------------------------------
TOTAL ASSETS                     $371,535
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Time deposits                     168,259          5,652          3.36
Savings deposits                   23,751            764          3.22
Interest-bearing demand            79,020          1,722          2.18
Short-term borrowings              15,483            402          2.60
                            ----------------------------------------------
TOTAL INTEREST-                   286,513          8,540          2.98
 BEARING LIABILITIES        ----------------------------------------------

Noninterest-bearing deposits       48,572
Other liabilities                   2,592
Shareholders' equity               33,858
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $371,535
                            ----------------------------------------------
NET INTEREST INCOME(FTE)                         $17,652
Taxable equivalent adjustment                       (300)
                            ----------------------------------------------
NET INTEREST INCOME PER
  FINANCIAL STATEMENTS                           $17,352
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.10%
                            ----------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent

Years ended December 31,                    1995 and 1994
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------

Securities                      $   173           $  846        $  1,019
Securities-tax exempt              (239)               3            (236)
Federal funds sold and
 other interest-
 bearing instruments                (83)              86               3
Commercial loans                     93            1,363           1,456
Commercial loans tax-exempt         (18)              18             -0-
Mortgage loans                    1,200              (61)          1,139
Consumer loans                      382              422             804
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,508            2,677           4,185
                            ---------------------------------------------
Time deposits                       850            2,197           3,047
Savings deposits                    (47)               6             (41)
Interest-bearing demand            (187)             (51)           (238)
Short-term borrowings               (11)             307             296
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              605            2,459           3,064
                            ---------------------------------------------
NET INTEREST INCOME             $   903           $  218         $ 1,121
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
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------

Securities                      $   304           $ (545)        $ (241)
Securities-tax exempt                 2              (32)           (30)
Federal funds sold and
 other interest-
 bearing instruments                (61)              84             23
Commercial loans                    333              673          1,006
Commercial loans tax-exempt         (21)               7            (14)
Mortgage loans                      839             (762)            77
Consumer loans                      109                3            112
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,505             (572)           933
                            ---------------------------------------------
Time deposits                       152             (215)           (63)
Savings deposits                      1             (214)          (213)
Interest-bearing demand               8             (109)          (101)
Short-term borrowings               197              212            409
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              358             (326)            32
                            ---------------------------------------------
NET INTEREST INCOME             $ 1,147           $ (246)       $   901
                            ---------------------------------------------

END PUBLISHED PAGE 23

  The cost of interest-bearing liabilities in 1995 was $11,636,000 compared to $8,572,000 and $8,540,000 in 1994 and 1993, respectively. The unfavorable impact of increases in rates plus increases in volume caused interest expense to increase from 1994 through 1995. Repricing of interest-bearing liabilities from 1994 through 1995 resulted in a significant net unfavorable change in interest expense during 1995. The favorable impact of decreases in deposit rates began to diminish during 1994 and were offset by increases in volume. This caused interest expense to remain relatively constant from 1993 to 1994.
  Total other income in 1995 increased to $4,287,000 compared to $4,134,000 in 1994 for an increase of $153,000. This increase primarily results from increases from Trust Division income of $122,000, and service charges of $60,000.Total other income in 1994 increased by $125,000 to $4,134,000 as compared to 1993. This increase resulted from increases in trust division income of $91,000 and increases of other service charges, exchanges and fees of $195,000. The increase in other service charges, exchanges and fees is the result of pricing increases in credit card and merchant fees. Other operating income and gains on sales of loans and securities decreased by $56,000 and $121,000, respectively.
   Total other expenses increased 2.2% in 1995 compared to 1994 after a 4.4% increase for 1994 compared to 1993. A significant portion of the increases in 1995 and 1994 were the result of the effects of inflation on salaries and benefits plus increases in furniture and equipment expenses.
Total other expenses in 1995 were also affected by decreases in FDIC Deposit Insurance Premiums.
  The effective tax rate of the Corporation was 31.8%, 29.8%, and 31.1% in 1995, 1994, and 1993, respectively. The increase in the effective tax rate in 1995 was primarily due to lower levels of tax-exempt income. The decrease in the effective tax rate in 1994 was due primarily to the favorable outcome of a Federal tax examination. A detailed analysis of Federal income taxes is presented on page 16.
  The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected quarterly financial data for 1995, 1994 and 1993 is presented on page 28. There were no significant intra-quarter fluctuations except for fourth quarter increases in other income in 1994 and 1995. The increase in other income reflects the realization of annual Trust Division billings which are based on year-end market values.

Provision and Reserve for Possible Loan Losses
  The reserve for possible loan losses is maintained by management at a level considered adequate to cover possible losses. The amount of the provision for possible loan losses charged to operating expenses is the amount necessary, in the opinion of management, to maintain the reserve for possible loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While management's periodic analysis of the reserve for possible loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
  The reserve for loan losses on December 31, 1995, was $4,002,000, or 1.45% of outstanding loans, compared to $3,832,000, or 1.46% at year-end 1994.
  The provision for possible loan losses charged to operating expense was $400,000 in 1995 and 1994. In addition to meeting management's expectations for adequacy, this level of funding for the reserve also kept the Bank's ratio of reserve as a percentage of outstanding loans comparable to that of bank's of similar size, loan portfolio size and mix and credit philosophies.
  Net charge-offs for 1995 were $230,000, as compared to $282,000 for 1994, while charge-offs as a percentage of average loans outstanding for 1995 was 0.08%, compared to 0.11% for 1994.
  Non-performing loans at year-end 1995 were $1,457,000 compared to $737,000 at year-end 1994. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status. As of December 31, 1995, 29% of non-performing loans were Commercial Loans and 71% were Residential Mortgage Loans. This compares to 42.0% and 58%, respectively for the same categories at year-end 1994. Non-performing loans did not have a material impact on interest income during 1993, 1994 or 1995. The quality of the loan portfolio remains fairly high, even though the ratio of non-performing loans to total loans increased from .28% at year-end 1994 to 0.53% at year-end 1995.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1995, there were no significant concentrations of credit risk in the loan portfolio. Additional information regarding the loan portfolio is presented on page 13.

END PUBLISHED PAGE 24

Financial Condition:
  The earning assets mix has changed considerably from December 31, 1994 to December 31, 1995. During this period, loans increased by $14,686,000 and securities increased by $5,042,000. Increases in loans are primarily funded by growth in deposits, current retained earnings, and reductions in Federal funds sold. The economy showed moderate growth during 1995 which stimulated loan demand.
  The maturity distribution of debt securities which appears on page 12 of this report, indicates that $100,323,000, or 96.3%, of debt securities mature within the next five year period with $35,383,000, or 34.0% maturing during 1996. At the close of 1994 and 1993 there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $1,530,000 or 1.5%, at the close of 1995.
    Total deposits held by the Corporation increased $18,236,000 during 1995 compared to an increase of $ 14,207,000 during 1994. Interest-bearing deposits represented 83.0% of total deposits at December 31, 1995 and 1994, Noninterest-bearing deposits increased by $3,067,000 while interest-bearing deposits increased by $15,169,000 during 1995. During 1994, noninterest-bearing deposits increased by $6,855,000 while interest-bearing deposits increased by $7,352,000. In both 1995 and 1994, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.
  Total other borrowings, primarily repurchase agreements, increased by $4,977,000 during 1995, following a decrease of $229,000 in 1994. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments.

Capital Resources:
  The capital resources of the Corporation and the Bank continue to grow stronger. The percentages of average equity to average assets were 9.55%, 9.31%, and 9.11% for 1995, 1994, and 1993, respectively.
  Federal regulators adopted risk-based capital guidelines for banks and bank holding companies. The guidelines require that percentages be applied to various assets, including off-balance sheet assets, in relation to the regulators' perceived risk. The guidelines establish two components of capital, Tier I and Tier II. For the reporting purposes of the Corporation, Tier I capital consists of shareholders' equity excluding net unrealized gain (loss) on securities available for sale and Tier II capital consists of the allowable portion of the reserve for possible loan losses.
  Under "Prompt Corrective Action" regulations adopted in September of 1992, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The Corporation meets the "well capitalized" definition which requires a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and the absence of any written agreement, order, or directive from any regulatory agency. "Well capitalized" status affords the Corporation the ability to operate with the greatest flexibility under current laws and regulations.

  The Corporation exceeds all applicable capital requirements. An analysis of the Corporation's risk-based capital position at December 31, 1995 and 1994 follows:

December 31,                                         1995           1994
-------------------------------------------------------------------------
Tier I capital -
   Shareholders' equity                            $ 40,749       $ 37,643
Tier II capital -
   Allowable portion of the reserve
    for possible loan losses                          2,857          2,735
                                                 ----------     ----------
Total risk-based capital                           $ 43,606       $ 40,378
                                                 ----------     ----------
Risk-weighted assets                               $228,578       $218,819
Risk weighted off-balance
   sheet assets                                      13,783         12,699
                                                 ----------     ----------
Total risk-weighted assets                         $242,361       $231,518
                                                 ----------     ----------
Tier I capital ratio                                 16.81%       16.26%
Required Tier I capital ratio                         4.00         4.00
Total capital ratio                                  17.99        17.44
Required capital ratio                                8.00         8.00
Leverage ratio - Tier I capital
   as a percentage of average assets                  9.89         9.62
Required leverage ratio                               3.00         3.00

  The Corporation returns a portion of the income it earns to its shareholders in the form of cash dividends. Dividends declared as a percentage of net income were 43.5%, 43.0% and 42.8% in 1995, 1994 and 1993, respectively.

  The Corporation also retains a portion of the income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends on capital expenditure programs. Capital expenditures of approximately $1,600,000 are planned in 1996.

END PUBLISHED PAGE 25

Interest Rate Sensitivity Management:
  Interest rate sensitivity is a measurement of the risk inherent in net interest income attributable to fluctuations in market interest rates.
  The Corporation manages the repricing of interest rate sensitive assets and liabilities to stabilize interest margins and reduce the risk resulting from fluctuations of interest rates. Differences in the repricing of interest rate sensitive assets and liabilities over a period of time is referred to as the interest rate gap. If more rate sensitive assets reprice than rate sensitive liabilities during a given period of time, the period is said to have a positive interest rate gap. If the opposite relationship exists, the period is said to have a negative interest rate gap. When rates are increasing a positive interest rate gap will, with all other factors held constant, result in an increase in the net interest income. When rates are decreasing, a negative interest rate gap will, with all other factors held constant, also result in an increase in the net interest income.

  The table below presents an analysis of the interest rate sensitivity of the Corporation at December 31, 1995. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest yield because repricing of various categories of assets and liabilities is discretionary and is subject to competition and other external factors. At December 31, 1995 the Corporation's cumulative twelve month gap position was in a moderate asset-sensitive gap position as illustrated in the following table:

Interest Rate Sensitivity Analysis
                                       After 3          After 6
                                       Months           Months
                         Within 3      But Within       But Within
December 31, 1995        Months        6 Months         1 Year
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $ 129,550     $  19,993         $  29,608
   Securities                6,926        10,175            18,283
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           102               -0-
                   -------------------------------------------------------
Total interest
 earning assets          $ 136,476        30,270            47,891
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       69,851         4,936               -0-
   Time deposits            46,675        36,045            20,957
   Short-term
    borrowings and
    other interest
    bearing
    liabilities             24,148           -0-               -0-
                   -------------------------------------------------------
Total interest
 bearing
 liabilities               140,674        40,981            20,957

                  -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP         $  (4,198)    $ (10,711)         $ 26,934
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY        $  (4,198)    $ (14,909)         $ 12,025
 GAP
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST
 EARNING ASSETS             (1.10%)       (3.91%)            3.15%
                   -------------------------------------------------------

                         After 1
                         Year But
                         Within        After 5
December 31, 1995        5 Year        Years         Total
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $  89,846     $   7,496     $ 276,493
   Securities               65,332         3,850       104,566
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           -0-           102
                   -------------------------------------------------------
Total interest
 earning assets            155,178        11,346       381,161
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       84,660           -0-       159,447
   Time deposits            30,168           -0-       133,845
   Short-term
    borrowings and
    other interest
    bearing
    liabilities                -0-           -0-        24,148
                   -------------------------------------------------------
Total interest-
 bearing
 liabilities               114,828           -0-       317,440
                   -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP         $  40,350     $  11,346     $  63,721
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP                     $  52,375     $  63,721
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST

 EARNING ASSETS             13.74%        16.72%
                   -------------------------------------------------------

Liquidity Management:
  Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demands of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.

  On December 31, 1995, cash and cash equivalents equaled $27,530,000 or 6.5% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and arises from operating, investing and financing activities.
  The adjustments to reconcile 1995 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,473,000 and a provision of possible loan losses of $400,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.

END PUBLISHED PAGE 26

Liquidity Management (continued):
  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $22,228,000. Cash used in investing activities resulted from net increases in securities of $4,864,000. Cash used in investing activities included net loan increases of $15,088,000 and purchases of capital assets of $2,276,000.
  Net cash provided by financing activities was $21,438,000. Cash provided by financing activities included increases in deposits of $18,236,000, increases in securities sold under repurchase agreements of $4,997,000 and proceeds from stock options exercised of $278,000. Cash used by financing activities primarily included dividends paid of $2,073,000. These cash flows resulted in a $6,255,000 increase in cash and cash equivalents from December 31, 1994 to December 31, 1995.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At year-end, the Bank had available Federal funds facilities in excess of $9,000,000 at three correspondent banks. The internal and external sources of funds for liquidity, in the opinion of management, satisfy the liquidity needs of the Corporation.

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

The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
   Lived Assets to Be Disposed Of"
Implementation date by the Corporation: January 1, 1996
Impact on the Corporation: This Statement establishes accounting standards for the impairment of long-lived assets. Corporate management does not believe that adoption of SFAS No. 121 will have a significant impact on net income.

SFAS No. 123, "Accounting for Stock Based Compensation"
Implementation date by the Corporation: January 1, 1996
Impact on the Corporation: This Statement provides elective accounting for stock-based employee compensation arrangements using a fair value model. Companies currently accounting for such arrangements under APB Opinion 25 "Accounting for Stock Issued to Employees," may continue to do so: however, SFAS No. 123 supersedes the disclosure requirements of Opinion 25. Corporate management does not believe that adoption of SFAS No. 123 will have a significant impact on net income, but will increase disclosure requirements for stock based compensation.

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

During the third quarter of 1995, the Bank received a refund for second and third quarter FDIC Insurance Premiums totalling about $207,000. The Bank was assigned to the lowest deposit insurance assessment rate under the September, 15 1995 guidelines.

END PUBLISHED PAGE 27

Selected Quarterly Financial Data

Quarterly financial and per share data for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                               First       Second      Third      Fourth
                              Quarter      Quarter    Quarter     Quarter
--------------------------------------------------------------------------
Total interest income  1995 $7,346,000  $7,789,000  $7,900,000  $8,076,000
                       1994  6,197,000   6,480,000   6,901,000   7,252,000
                       1993  6,501,000   6,462,000   6,507,000   6,422,000
--------------------------------------------------------------------------
Total interest expense 1995  2,716,000   2,992,000   2,932,000   2,996,000
                       1994  1,928,000   1,972,000   2,176,000   2,496,000
                       1993  2,226,000   2,156,000   2,134,000   2,024,000
--------------------------------------------------------------------------
Net interest income    1995  4,360,000   4,797,000   4,968,000   5,080,000
                       1994  4,269,000   4,508,000   4,725,000   4,756,000
                       1993  4,275,000   4,306,000   4,373,000   4,398,000
--------------------------------------------------------------------------
Provision for possible 1995    100,000     100,000     100,000     100,000
 loan losses           1994    100,000     100,000     100,000     100,000
                       1993    150,000     100,000     125,000     125,000
--------------------------------------------------------------------------
Net interest income    1995  4,530,000   4,697,000   4,868,000   4,980,000
 after provision for   1994  4,169,000   4,408,000   4,625,000   4,656,000
 possible loan losses  1993  4,125,000   4,206,000   4,248,000   4,273,000
--------------------------------------------------------------------------
Other income           1995  1,078,000   1,005,000   1,089,000   1,115,000
                       1994    929,000   1,033,000   1,060,000   1,112,000
                       1993    918,000   1,052,000   1,009,000   1,030,000
--------------------------------------------------------------------------
Other expenses,        1995  4,521,000   4,524,000   4,648,000   4,666,000
 including Federal     1994  4,064,000   4,360,000   4,552,000   4,584,000
  income taxes         1993  4,041,000   4,276,000   4,237,000   4,278,000
--------------------------------------------------------------------------
Net income             1995 $1,087,000  $1,178,000  $1,309,000  $1,429,000
                       1994  1,034,000   1,081,000   1,133,000   1,184,000
                       1993  1,002,000     982,000   1,020,000   1,025,000
--------------------------------------------------------------------------
Net income per share   1995      $ .27       $ .29       $ .33       $ .35
                       1994        .26         .27         .28         .30
                       1993        .25         .25         .25         .26
--------------------------------------------------------------------------
Dividends paid per
  share (1)            1995      $ .12       $ .12       $ .14       $ .16
                       1994        .11         .11         .12         .14
                       1993        .10         .10         .11         .13
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the five-for-four stock splits in 1993 and 1995, and 3 percent stock dividends in all other years presented.

END PUBLISHED PAGE 28

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                     1995           1994           1993
--------------------------------------------------------------------------
Total interest income            $31,111,000    $26,830,000    $25,892,000
Total interest expense            11,636,000      8,572,000      8,540,000
                             ---------------------------------------------
Net interest income               19,475,000     18,258,000     17,352,000

Provision for possible
loan losses                          400,000        400,000        500,000
Other income                       4,287,000      4,064,000      3,818,000
Gains from sales
 of loans and securities                 -0-         70,000        191,000
Other expense                     16,023,000     15,679,000     15,017,000
                             ---------------------------------------------
Income before Federal
 income taxes                      7,339,000      6,313,000      5,844,000
Federal income taxes               2,336,000      1,881,000      1,815,000
                             ---------------------------------------------
NET INCOME                       $ 5,003,000    $ 4,432,000    $ 4,029,000
                             ---------------------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1995           1994           1993
--------------------------------------------------------------------------
Cash and cash equivalents       $ 27,530,000   $ 21,275,000   $ 21,276,000
Securities                       104,566,000     99,524,000    103,086,000
Net loans                        272,491,000    257,975,000    242,043,000
Other assets                      17,016,000     16,081,000     13,211,000
                             ---------------------------------------------
TOTAL ASSETS                    $421,603,000   $394,855,000   $379,616,000
                             ---------------------------------------------
Total deposits                  $353,455,000   $335,219,000   $321,012,000
Other borrowings                  24,148,000     19,171,000     19,400,000
Other liabilities                  3,209,000      2,954,000      4,144,000
                             ---------------------------------------------
Total liabilities                380,812,000    357,344,000    344,556,000
                             ---------------------------------------------
Total shareholders' equity        40,791,000     37,511,000     35,060,000
                             ---------------------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY        $421,603,000   $394,855,000   $379,616,000
                             ---------------------------------------------
SHARE DATA
                                      1995           1994           1993
--------------------------------------------------------------------------
Per share data (1):
Net income (2)                        $ 1.24         $ 1.10         $ 1.00
Cash dividends                        $  .54         $  .48         $  .44
Cash dividends declared           $2,175,000     $1,905,000     $1,725,000
Net increase in
shareholders' equity              $3,280,000     $2,451,000    $ 2,508,000
Book value per share (1)              $10.10         $ 9.38         $ 8.79
Number of shares out-
standing at end of year (1)        4,039,347      4,000,068      3,988,360
--------------------------------------------------------------------------

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                                    1992           1991
--------------------------------------------------------------------------
Total interest income                           $27,465,000    $30,080,000
Total interest expense                           10,223,000     14,087,000
                                            ------------------------------
Net interest income                              17,242,000     15,993,000
Provision for possible
loan losses                                         700,000        600,000
Other income                                      3,605,000      3,612,000
Gains from sales of loans
and securities                                       14,000            -0-
Other expense                                    14,785,000     14,164,000

                                            ------------------------------
Income before Federal
income taxes                                      5,376,000      4,841,000
Federal income taxes                              1,550,000      1,329,000
                                            ------------------------------
NET INCOME                                      $ 3,826,000    $ 3,512,000
                                            ------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,             1992           1991
--------------------------------------------------------------------------
Cash and cash equivalents                       $32,728,000    $24,060,000
Securities                                       96,631,000     95,600,000
Net loans                                       230,364,000    220,458,000
Other assets                                     12,503,000     11,611,000
                                            ------------------------------
TOTAL ASSETS                                   $372,226,000   $351,729,000
                                            ------------------------------
Total deposits                                 $317,730,000   $301,953,000
Other borrowings                                 18,861,000     16,509,000
Other liabilities                                 3,083,000      3,129,000
                                            ------------------------------
Total liabilities                               339,674,000    321,591,000
                                            ------------------------------
Total shareholders' equity                       32,552,000     30,138,000
                                            ------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $372,226,000   $351,729,000
                                            ------------------------------

SHARE DATA                                          1992           1991
--------------------------------------------------------------------------
Per share data (1):
Net income (2)                                       $  .97         $  .88
Cash dividends                                       $  .39         $  .36
Cash dividends declared                         $ 1,555,000    $ 1,404,000
Net increase in
shareholders' equity                            $ 2,414,000    $ 2,280,000
Book value per share (1)                             $ 8.24          $7.68
Number of shares out-
standing at end of year (1)                       3,949,414      3,922,754
--------------------------------------------------------------------------

(1) All share and per share data have been adjusted to reflect the five-for-four stock splits in 1993 and 1995 and 3 percent stock dividends in all other years presented.
(2) Net income per share is computed using the weighted average number of shares outstanding during each year.

END PUBLISHED PAGE 29

Directors and Officers of LNB Bancorp, Inc.

Directors

James L. Bardoner
   Retired, Former President
   Dorn Industries, Inc.

Daniel P. Batista
   Attorney/Partner
   Cook & Batista Co., L.P.A.

Wellsley O. Gray
   Sales Consultant
   Smith Dairy Company

James F. Kidd
   President and
   Chief Operating Officer
   LNB Bancorp, Inc. and
   Lorain National Bank

David M. Koethe
   Chairman of the Board
   The Lorain Printing Company

Benjamin G. Norton
   Employee and Community
   Relations Manager
   RelTec Corporation - Lorain Products

Stanley G. Pijor
   Chairman and
   Chief Executive Officer
   LNB Bancorp, Inc. and
   Lorain National Bank

James H. Riddell*
   Chairman of the Board
   Consumers Builders Supply Company
   President, Consumeracq, Inc.

* Retired as a Director in November 1995

Jeffrey F. Riddell
   President
   Consumers Builders Supply Company
   Vice President and Chief Executive Officer,
   Consumeracq, Inc.

Thomas P. Ryan
   Executive Vice President
   and Secretary/Treasurer
   LNB Bancorp, Inc.
   Executive Vice President
   and Secretary
   Lorain National Bank

Don A. Sanborn
   Retired

T. L. Smith, M.D.
   Retired Physician

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


Officers

Stanley G. Pijor
   Chairman and
   Chief Executive Officer

James F. Kidd
   President and
   Chief Operating Officer

Thomas P. Ryan
   Executive Vice President
   and Secretary/Treasurer

Gregory D. Friedman
   Senior Vice President and
   Chief Financial Officer

Willard H. DoBrunz
   Senior Vice President

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

   Teresa E. Kreger
   Employment Officer

   James E. Long
   Assistant Vice President

   Susan I. Tuttle
   Assistant Cashier

   Marianne Kocak
   Assistant Vice President

   Robert J. Witkowski
   Maintenance Officer

   Teresa E. George
   Assistant Cashier

Audit Division

   David P. Krebs
   Vice President

   Gary W. Sedlak
   Assistant Vice President
   and Compliance Officer

   Carol A. Cavanaugh
   Senior Staff Auditor

   Dan P. Dudziak
   Senior Staff Auditor

   Randy E. Lottman
   E.D.P. Auditor

Loan Division

   Willard H. DoBrunz
   Senior Vice President

   Edwin F. Klenz
   Vice President

   Sandra L. Kotradi
   Vice President

   Bruce Diso
   Vice President

   Kenneth P. Wayton
   Vice President

   Ellen M. Walsh
   Vice President

   Joan M. Raymond
   Assistant Vice President

   Karen L. Borer
   Assistant Vice President

   Denise M. Kosakowski
   Assistant Vice President

   John A. Funderberg
   Assistant Vice President

   Robert D. Asik
   Consumer Retail Officer


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

   Frances V. Lesniak
   Vice President

   Larry A. Hill
   Assistant Vice President

   Donna Jean Phillips
   Assistant Vice President

   Jeanne C. Maschari
   Assistant Vice President

   Patricia L. Cole
   Operations Officer

Banking Offices

   Amherst Office
   G. Dale Rosenkranz
   Vice President

   Fred W. Zemanek
   Assistant Cashier

   Avon Lake Office
   Charles A. DeAngelis
   Assistant Vice President

   Cleveland Street Office
   Timothy J. Gallagher
   Vice President

   Kansas Avenue Office
   Connie Sklarek
   Branch Manager

   Lake Avenue Office
   Christine M. Weber
   Assistant Cashier

   Main Office & 6th St. Drive-In
   Joel A. Krueck
   Assistant Vice President
   and CRA Officer

   Rita M. Hoyt
   Assistant Branch Manager

   Oberlin Office & Kendal at Oberlin
   Marilyn R. Krasienko
   Assistant Vice President

   Olmsted Office
   Diana L. Schmittgen
   Assistant Cashier

   Pearl Avenue Office
   Keith H. Kapanke
   Assistant Cashier

   Plaza Office & Oberlin Ave. Drive-In
   Jennifer M. Nickolls
   Assistant Vice President

   Second Street Office
   James E. Schmittgen
   Assistant Vice President

   Vermilion Office
   Robert B. White
   Assistant Vice President

   The Crossings of Westlake Office
   Susan M. Neiding
   Vice President

   West Park Drive Office
   Patricia A. Wolanczyk
   Branch Manager

END PUBLISHED PAGE 31

EARNINGS AND STOCK PERFORMANCE

10 Year Earnings History

(10 Year Earnings History graph follows in printed version with years 1986 through 1995 on the X-axis and earnings on the Y-axis in $1,000,000.00 increments ranging from $0 to $5,000,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for indentification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1986 through 1995.

The Corporation's management team is proud of its record of continuously increasing profits over this ten year period.

Market Value of Cumulative Shares

100 Shares Purchased December 31, 1985 - Cost: $2,000.00
378 Shares Currently Held December 31, 1995 - Market Value: $10,395.00

(Market Value of Cumulative Shares graph follows in printed version with years 1986 through 1995 on the X-axis and market values on the Y-axis in $2,500.00 increments ranging from $0 to $12,500.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1986 - 1995: $1,356.21

(Cumulative Cash Dividends Declared graph follows in printed version with years 1986 through 1995 on the X-axis and Dividends Declared on the Y-axis in $300.00 increments ranging from $0 to $1,500.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)


For the information of our shareholders, the bottom two graphs reflect a 10 year chronological record of stock and dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc. stock without further reinvestment.

Purchase of 100 shares of LNB Bancorp, Inc. stock at $20.00 per share in 1985:

Total market value..........................$2,000.00

Through three stock splits and several stock dividends over the years, the shareholder in this example now owns 378 shares of LNB Bancorp, Inc. stock with a market value of $27.50 per share as of December 31, 1995.

Total market value.........................$10,395.00

In addition, our hypothetical shareholder would have benefited from the cash dividends declared on the stock.

Cumulative cash dividends declared ........ $1,356.21


(The data points used to plot the three (3) graphs previously described follows:

          NET INCOME     CUMMULATIVE         CUMULATIVE
YEAR      IN THOUSANDS   MARKET VALUE        CASH DIVIDENDS
1995      $5,003,000.00  $10,395.00          $1,356.21
1994      $4,432,000.00  $ 9,127.88          $1,152.09
1993      $4,029,000.00  $ 7,953.75          $  970.29
1992      $3,826,000.00  $ 6,431.00          $  805.09
1991      $3,512,000.00  $ 5,807.50          $  655.09
1990      $3,343,000.00  $ 5,320.00          $  518.03
1989      $3,217,000.00  $ 4,414.50          $  392.59
1988      $2,881,000.00  $ 3,815.00          $  277.05
1987      $2,562,000.00  $ 3,233.00          $  173.50
1986      $2,407,000.00  $ 2,729.50          $   84.46)

END PUBLISHED PAGE 32

HALF PAGE INSERT FRONT SIDE

Please detach postage-paid card(s) and return through U.S. Mail or to a Lorain National Bank office near you.

Two cards reading as follows:
To:
James F. Kidd
President and Chief Executive Officer
LNB Bancorp, Inc.
457 Broadway, Lorain Ohio 44052

Yes, I am interested in acquiring LNB Bancorp, Inc., stock and would like to be contacted by a stock broker when a stock purchase opportunity arises.

Name
Address
City    State    Zip      Phone

Number of Shares Requested

HALF PAGE INSERT BACK SIDE

Two postage paid postcards reading as follows:

Lorain National Bank
Attn: James F. Kidd
457 Broadway
Lorain Oh 44052-9986

COVER DESCRIPTION

Inside Back Cover

CUSTOMER SERVICE LOCATIONS
Bank Offices

  Amherst Office
  1175 Cleveland Avenue
  Amherst, Ohio
  (216) 988-4423

  Avon Lake Office
  240 Miller Road
  Avon Lake, Ohio
  (216) 933-2186

  Cleveland Street Office
  801 Cleveland Street
  Elyria, Ohio
  (216) 365-8397

  Kansas Avenue Office
  1604 Kansas Avenue
  Lorain, Ohio
  (216) 288-9151

  Lake Avenue Office
  42935 E. North Ridge Road
  Elyria, Ohio
  (216) 233-7196

  Main Office *
  457 Broadway
  Lorain, Ohio
  (216) 244-7185

  Sixth Street Drive-In
  200 Sixth Street
  Lorain, Ohio
  (216) 244-7242

  Oberlin Office
  40 East College Street
  Oberlin, Ohio
  (216) 775-1361

  Kendal at Oberlin Office
  600 Kendal Drive
  Oberlin, Ohio
  (216) 774-5400

  Olmsted Office
  27095 Bagley Road
  Olmsted Twp., Ohio
  (216) 235-4600

  Pearl Avenue Office
  2850 Pearl Avenue
  Lorain, Ohio
  (216) 277-1103

  Plaza Office**
  1147 Meister Road
  Lorain, Ohio
  (216) 282-9196

  W. 37th and Oberlin Avenue**
  Drive-In
  3660 Oberlin Avenue
  Lorain, Ohio
  (216) 282-9196

  Second Street Office
  221 Second Street
  Elyria, Ohio
  (216) 323-4621

  Vermilion Office
  4455 Liberty Avenue
  Vermilion, Ohio
  (216) 967-3124

  The Crossings of Westlake Office
  30210 Detroit Road
  Westlake, Ohio
  (216) 892-9696

  West Park Drive Office
  2130 West Park Drive
  Lorain, Ohio
  (216) 989-3131

Community-Based Automated Teller
Machine Locations

  Convenient Food Mart
  Cash Machine
  5375 West Erie Avenue
  Lorain, Ohio

  Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

  Lorain County Community College
  1005 N. Abbe Road
  Elyria, Ohio

  Lowe's Home Improvement
  Warehouse
  620 Midway Boulevard
  Elyria, Ohio

  Route 60 and Sailorway Drive
  1317 State Route 60
  Vermilion, Ohio

  Lorain Community/St. Joseph
  Regional Health Center
  205 W. 20th Street
  Lorain, Ohio

  * Drive-up ATM is available at Sixth Street Drive-In. All other offices feature ATMs.

  **Plaza Office will be relocated to W. 37th & Oberlin Avenue in May 1996.

Outside back cover

Dark green background

LNB
Bancorp, Inc.

Beige lettering


END OF PUBLISHED LNB BANCORP, INC. 1995 ANNUAL REPORT

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 1995)

                      S - K Reference Number (22)




                    Corporate Organization Structure



                     ..............................
                     .     LNB Bancorp, Inc.      .
                     .  One Bank Holding Company  .
                     .    an Ohio Corporation (1) .
                     ..............................
                                   .
                                   .
                      .............................
                      . The Lorain National Bank  .
                      . Wholly-Owned Subsidiary   .
                      .   an Ohio Corporation (1) .
                      .............................
                                   .
                                   .
                    .................................
                    . LNB Financial Services, Inc.  .
                    .   Wholly-Owned Subsidiary     .
                    .     an Ohio Corporation  (1)  .
                    .         (inactive)            .
                    .................................



            (1) The physical location and legal mailing address
                for all entities is:

                457 Broadway
                Lorain, Ohio  44052

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1995)

                      S - K Reference Number (24)




                   Consent of Independent Accountants.

KPMG Peat Marwick, LLP (LOGO)                     EXHIBIT 24
Certified Public Accountants
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495


Consent of Independent Accountants

The Board of Director
LNB Bancorp, Inc. and Subsidiary

We consent to incorporation by reference in the registration statement (No. 33-64034) on Form S-8 of LNB Bancorp, Inc. of our report dated January 16, 1996, relating to the consoli-dated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of LNB Bancorp, Inc.

Our report refers to the Corporation's change in method of accounting for certain investments in debt and equity securities in 1994 and method of accounting for income taxes in 1993.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Cleveland, Ohio
March 27, 1996

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1995)

                      S - K Reference Number (27)





                       Financial Data Schedule(1)





(1) The Financial Data Schedule is filed as a separate document following the filing of this Form 10 - K, as required under EDGAR filing guidelines.

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1995)

                      S - K Reference Number (28)




             Notice of Annual Meeting to shareholders and
               Proxy Statement (dated March 18, 1996).

                           LNB BANCORP, INC.
                             LORAIN, OHIO

               NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS OF
LNB BANCORP, INC.                                          March 18, 1996

   The Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 16, 1996, at 10:00 a.m., Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully described in the Proxy Statement.

PROPOSALS:
   1. ELECTION OF DIRECTORS - To elect four (4) directors to hold office until their term expires (April 20, 1999) or until their successors are elected and qualified.
   2. STOCK DIVIDEND - Increase the outstanding common stock of LNB Bancorp, Inc. by declaration of a stock dividend consisting of approximately 80,808 shares of common stock of $1.00 par value each, and the terms and conditions thereof.
   3. OTHER BUSINESS - To transact such other business as may properly come before the meeting.

  Shareholders of record at the close of business on March 8, 1996 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.

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

                                  -1-
END PUBLISHED PAGE 1

PAGE 2 INTENTIONALLY LEFT BLANK

END PUBLISHED PAGE 2

                            LNB BANCORP, INC.
                              457 BROADWAY
                           LORAIN, OHIO 44052
                            PROXY STATEMENT
                             MARCH 18, 1996

  This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc., (hereinafter called the "Corporation") being a One Bank Holding Company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 16, 1996, is 4,040,387. Only those shareholders of record at the close of business on March 8, 1996 shall be entitled to vote. This proxy may be revoked prior to its exercise. The cost of this solicitation is being paid by the Corporation.

VOTING
  Each shareholder shall be entitled to one vote for each share of stock standing in their name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
  Shares held in accounts by the Bank's Trust and Investment
Management Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
  Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instruction contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein; in support of the increase in the number of authorized shares; and at the discretion of the proxy holders on such other matters as may come before the meeting. The
Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.
  The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 1996 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal, the number of votes for, the number of votes against and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

ELECTION OF DIRECTORS
  Article III provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for four (4) members of the present Board of Directors will expire on April 16, 1996, the management has nominated the hereinafter named four (4) individuals for election to serve until April 20, 1999, or until their successors are elected and qualified.
  The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation, a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.

                                  -3-
END PUBLISHED PAGE 3

  Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors, provided however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee.
  Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following four(4) nominees:
  1) James L. Bardoner
  2) Wellsley O. Gray
  3) Benjamin G. Norton
  4) T.L. Smith, M.D.


THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
NOMINEE.

  The following individuals are directors whose term of office is scheduled to expire on April 15, 1997:
  1) James F. Kidd
  2) Jeffrey Riddell
  3) Thomas P. Ryan
  4) Paul T. Stack
  5) Robert M. Campana

  The following individuals are directors whose term of office is scheduled to expire on April 21, 1998:
  1) Daniel P. Batista
  2) David M. Koethe
  3) Stanley G. Pijor
  4) Eugene M. Sofranko
  5) Leo Weingarten

                                  -4-
END PUBLISHED PAGE 4

DIRECTOR'S COMMITTEES
  The Bank has five (5) standing committees upon which members of the Board of Directors serve. They are:

  1) The Audit Committee        4) The Pension/Fringe Benefit Committee
  2) The Executive Committee    5) The Incentive Stock Option Committee
  3) The Trust Committee

  Membership of each of these committees is indicated by footnote on page 7.

  The Audit Committee met three (3) times during the last fiscal year.
It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met thirteen (13) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt and also serves as the Compensation Committee. The Trust
Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Bank has no designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.
  The Bank held thirteen (13) Board of Directors meetings during the last fiscal year. Of the directors who served during 1995, Leo
Weingarten attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned director was a member.
  The Corporation held eight (8) Board of Directors meetings during the last fiscal year. Of the directors who served during 1995, no one attended fewer than 75% of the total of eight (8) meetings held.
  All of the directors of the Corporation are also directors of the Bank. A director's fee of $450.00 is paid to those directors, who are not officers, for each meeting attended. Directors, who are also officers, receive a fee of $225.00 for their attendance at the Corporation's board meetings and receive no director's fees for their attendance at the meetings of the Bank's board.

                                  -5-
END PUBLISHED PAGE 5

      115                                        LORAIN
                                                NATIONAL
                                                  BANK       LNB BANCORP,
                    PRINCIPAL OCCUPATION        DIRECTOR    INC. DIRECTOR
NAME AND AGE        FOR THE PAST FIVE YEARS       SINCE         SINCE

JAMES L. BARDONER   RETIRED, FORMER PRESIDENT     1974          1983
Age 77              Dorn Industries, Inc.
(1-2-4-5)           (Manufacturing Company)

DANIEL P. BATISTA   ATTORNEY/PARTNER              1976          1983
Age 61              Cook & Batista Co. L.P.A.(A)
(2-3-5)

ROBERT M. CAMPANA   MANAGING DIRECTOR             1996          1996
Age 36              P.C.Campana, Inc. (E)

WELLSLEY O. GRAY    SALES CONSULTANT              1973          1983
Age 62              Smith Dairy Company
(1-3)

JAMES F. KIDD       PRESIDENT AND CHIEF           1989          1989
Age 56              EXECUTIVE OFFICER
(2-3-4)             LNB Bancorp, Inc. and
                    The Lorain National Bank

DAVID M. KOETHE     CHAIRMAN OF THE BOARD         1975          1983
Age 60              The Lorain Printing Company(B)
(2-3-4-5)

BENJAMIN G. NORTON  EMPLOYEE AND                  1983          1983
Age 56              COMMUNITY RELATIONS MANAGER
(3-6)               RELTEC Corporation - Lorain Products

STANLEY G. PIJOR    CHAIRMAN                      1969          1983
Age 65              LNB Bancorp, Inc. and
(2-3-4)             The Lorain National Bank

JEFFREY F. RIDDELL  PRESIDENT                     1995          1995
Age 44              Consumers Builders Supply
                    Company
                    PRESIDENT AND
                    CHIEF EXECUTIVE OFFICER
                    Consumeracq, Inc.

THOMAS P. RYAN      EXECUTIVE VICE PRESIDENT      1989          1989
Age 57              AND SECRETARY/TREASURER
                    LNB Bancorp, Inc.
                    EXECUTIVE VICE PRESIDENT
                    AND SECRETARY
                    The Lorain National Bank

DON A. SANBORN      RETIRED(D)                    1971          1983
Age 72
(1-3)
                                  -6-

END PUBLISHED PAGE 6

                                               LORAIN
                                              NATIONAL
                                                BANK         LNB BANCORP,
                    PRINCIPAL OCCUPATION      DIRECTOR     INC. DIRECTOR

NAME AND AGE        FOR THE PAST FIVE YEARS     SINCE          SINCE

T.L. SMITH, M.D     RETIRED PHYSICIAN           1968            1983
Age 82
(1-2-4-5)

EUGENE M. SOFRANKO  PRESIDENT AND CHIEF         1974            1983
Age 65              EXECUTIVE OFFICER
(1-2-4-5)           Lorain Glass Company, Inc.

PAUL T. STACK       MANUFACTURER'S              1974            1983
Age 66              REPRESENTATIVE
(1-2-3)             Coley's Inc. and
                    A-1 Welding and Fabricating, Inc.

LEO WEINGARTEN      RETIRED                     1964            1983
Age 76
(2-4-5)

  (1) Member of Audit Committee
  (2) Member of Executive Committee
  (3) Member of Trust Committee
  (4) Member of Pension/Fringe Benefit Committee
  (5) Member of Incentive Stock Option Committee
  (6) Executive Committee Alternate
  (A) The Bank has retained the law firm of Cook & Batista Co.,
      L.P.A. as legal counsel for the last several years. During the last fiscal year, The Lorain National Bank has paid to Cook & Batista, Co., L.P.A. an amount of $122,616.00. It is anticipated that this relationship will continue during the current fiscal year.
  (B) During the last fiscal year, The Lorain National Bank has paid to The Lorain Printing Company an amount of $49,079.00 for stationery, supplies and other printed material. It is anticipated that such business relationship will continue during the current fiscal year.
  (C) The Executive Committee also serves as the Compensation Committee.
  (D) Mr. Don A. Sanborn, a director of the Bank for 25 years and a director of the Corporation since its inception, has elected not to stand for re-election when his term expires on April 16, 1996. His past service to the Bank and Corporation has been greatly appreciated. We wish him well.
  (E) Mr. Robert M. Campana, Managing Director of P.C. Campana, Inc. was elected a director of the Bank and Corporation on February 20, 1996. He will join the class of directors standing for re-election on April 15, 1997. We welcome Mr. Campana to both boards.

EXECUTIVE COMPENSATION
  LNB Bancorp, Inc. did not pay any separate compensation, other than Corporation director fees, to its executive officers during 1995, 1994, and 1993. All executive compensation was paid by Lorain National Bank.
The information which follows discloses the annual and long term compensation for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1995, 1994 and 1993, for all persons who were, during 1995, (i) the chief executive officer and (ii) the other most highly compensated officers of the Bank who made in excess of $100,000 during 1995 (the Named Executive Officers).
                                  -7-

END PUBLISHED PAGE 7

SUMMARY COMPENSATION TABLE

  The named executive officers disclosure requirements affect the Chief Executive Officer and those executive officers earning more than $100,000 in salary and bonuses. In 1995, 1994 and 1993, Mr. Stanley G. Pijor, Chairman and Chief Executive Officer and Mr. James F. Kidd, President and Chief Operating Officer, met the criteria for disclosure. In 1995 and 1994, Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, met the criteria for disclosure.

  The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December
31, 1995, 1994 and 1993.
                                   Compensation (1)
                        -----------------------------------------------
                                       Annual
Name and               --------------------------------     All
Principal Position        Year      Salary      Bonus      Other (2)
----------------------------------------------------------------------
Stanley G. Pijor          1995    $241,212    $15,000     $28,288
Chairman and              1994    $186,044    $15,000     $61,483
Chief Executive Officer   1993    $177,334    $10,000     $64,258

James F. Kidd             1995    $124,000    $15,000     $18,427
President and Chief       1994    $104,556    $15,000     $15,646
Operating Officer         1993    $ 94,634    $10,000     $11,903

Thomas P. Ryan            1995    $ 99,375    $15,000     $15,693
Executive Vice President  1994    $ 92,323    $15,000     $14,450
and Secretary/Treasurer

(1) The aggregate of Other Annual Compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and therefore is not required to be reported under the SEC rules.

(2) All Other Compensation consisted of the following:

   Stanley G. Pijor:                     1995        1994        1993
    Contribution, in Mr. Pijor's
    behalf to:
     The Bank's Stock Purchase Plan $ 4,500 $ 5,202 $ 5,390 The Bank's Employee Stock
      Ownership Plan                   $10,959    $10,939     $12,494
     Mr. Pijor's Supplemental
      Retirement Agreement             $     0    $37,441     $37,441
     Mr. Pijor's Supplemental
      Life Insurance                   $ 6,600    $ 6,901     $ 7,758
   Retirement and Anniversary
     Stock Award                       $ 4,454    $     0     $     0
   Corporation director's fees         $ 1,775    $ 1,000     $ 1,175



  James F. Kidd:                         1995        1994        1993
   Contribution, in Mr. Kidd's
   behalf to:
    The Bank's Stock Purchase Plan $ 4,176 $ 3,909 $ 2,796 The Bank's Employee Stock
     Ownership Plan                    $10,236    $ 8,860     $ 6,959
   Mr. Kidd's Supplemental
     Life Insurance                    $ 2,239    $ 2,077     $ 1,348
   Corporation director's fees         $ 1,775    $   800     $   800



  Thomas P. Ryan:                        1995        1994
   Contribution, in Mr. Ryan's
   behalf to:
    The Bank's Stock Purchase Plan     $ 3,431    $ 3,508
    The Bank's Employee Stock
     Ownership Plan                    $ 8,518    $ 7,993
    Mr. Ryan's Supplemental
     Life Insurance                    $ 1,969    $ 1,949
   Corporation director's fees         $ 1,775    $ 1,000

                                  -8-
END PUBLISHED PAGE 8

OPTION GRANTS TABLE (last fiscal year)
  There were no stock options granted by the Corporation or the Bank in 1995.


LONG TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)
  There were no long term incentive plans or plan awards in 1995.

OPTION EXERCISES AND YEAR END VALUE TABLE (last fiscal year)

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUE(1)

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
Name        Exercise(#)    ($)(2)    Unexercisable       Unexercisable(2)
--------------------------------------------------------------------------

Stanley G. Pijor  10,481  $184,549             0/0             $     0/$0
James F. Kidd         0         $0         2,060/0             $14,650/$0
Thomas P. Ryan        0         $0         2,060/0             $14,650/$0

(1) All amounts reflect the five-for-four stock split in April of 1995.

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

  The compensation paid to the Chief Executive Officer (Mr. Stanley
G. Pijor) is based upon an "Employment Agreement", a "Supplemental Retirement Agreement", and a "Consulting Agreement". The terms and conditions of these three (3) agreements are more fully discussed in the following paragraphs.
  In 1995, Fifteen Thousand Dollar ($15,000.00) bonuses were granted to Messrs. Pijor, Kidd and Ryan in addition to the compensation called for under the terms of the aforementioned agreements and criteria. The Executive Committee granted these bonuses based upon the Committee's assessment of the individual performance of Messrs. Pijor, Kidd and Ryan during 1995 and their contributions to the successful management of the Corporation and the Bank. Messrs. Pijor, Kidd and Ryan were not present during discussion of this bonus payment.


  The members of the Executive Committee are:
       James L. Bardoner                    T.L. Smith, M.D.
       Daniel P. Batista                    Eugene M. Sofranko
       David M. Koethe                      Paul T. Stack
       Stanley G. Pijor                     Leo Weingarten

                                  -9-
END PUBLISHED PAGE 9

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  During 1995, Mr. Stanley G. Pijor, Chairman and Chief Executive Officer, served on the Executive Committee of the Bank. The Executive Committee also serves as the Compensation Committee of the Bank. Mr. Pijor did not participate in any of the deliberation relative to his compensation.

EMPLOYMENT AGREEMENTS
   On December 31, 1987, an Employment Agreement was entered into between Mr. Stanley G. Pijor and The Lorain National Bank. The Agreement became effective January 1, 1988 and remained in effect through December 31, 1995. The Agreement provided for Mr. Pijor to maintain the highest executive position in the organization. Mr. Pijor was compensated at the initial rate of One Hundred Twenty Nine Thousand Six Hundred Seventy Five Dollars ($129,675.00) with a five percent (5%) raise effective June 1st of each year thereafter. Mr. Pijor continued to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. In determining the compensation payable under the Agreement, the Board of Directors reviewed compensation paid to presidents of financial institutions similar in size to The Lorain National Bank.

   As of September 1, 1995, Mr. James F. Kidd entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Agreement provides for Mr. Kidd's employment until he reaches the age of 65 as President. Mr. Kidd shall be compensated at the initial rate of One Hundred Twenty Four Thousand Dollars ($124,000.00) with an annual compensation review each year thereafter. Mr. Kidd will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Agreement is terminated earlier other than for just cause, or by Mr. Kidd, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

  As of September 1, 1995, Mr. Thomas P. Ryan entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Agreement provides for Mr. Ryan's employment until he reaches the age of 65 as Executive Vice President. Mr. Ryan shall be compensated at the initial rate of Ninety Seven Thousand Five Hundred Dollars ($97,500.00) with an annual compensation review each year thereafter. Mr. Ryan will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Agreement is terminated earlier other than for just cause, or by Mr. Ryan, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

SUPPLEMENTAL RETIREMENT AGREEMENT
  On December 31, 1987, the Bank entered into a Supplemental
Retirement Agreement (SRA) with Mr. Stanley G. Pijor. The purpose of the SRA was to provide supplemental retirement benefits to Mr. Pijor in addition to the benefits provided by the Bank's qualified retirement plans. The SRA was adopted to assist the Bank in retaining the services of Mr. Pijor through his normal retirement date. The SRA was designed to provide for the monthly payment or annual payment (at Mr. Pijor's election) in the event of: (a) normal retirement on or after July 1, 1995; (b) permanent disability; (c) death; or (d) discharge
"without cause". The SRA is fully funded by means of a corporate owned life insurance policy which was paid for in eight (8) equal annual premium payments of Thirty Seven Thousand Four Hundred Thirty One Dollars and
Twenty Cents ($37,431.20) from 1987 through 1994. Under terms of this agreement, Mr. Pijor began receiving annual supplemental retirement benefits for ten (10) years of $50,000 commencing January, 1996.


                              -10-
END PUBLISHED PAGE 10

CONSULTING AGREEMENT
   On March 15, 1994, the Bank and the Corporation entered into a Consulting Agreement (The Agreement) with Mr. Stanley G. Pijor. The Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's right to receive the benefits referred to above for a period of up to two (2) years.

PENSION PLAN
  The Bank sponsors The Lorain National Bank Retirement Pension Plan
(the Plan) covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one year of service, as defined in the Plan. The Bank's 1995 contribution to the Plan was $250,017. The amount of contributions with respect to a specific person is not and cannot readily be calculated on an individual basis.

  Participants are eligible for normal retirement upon reaching age sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefit payments reduced if they have less than fifteen (15) years of continuous employment upon retirement. Participants who join the Plan after January 1, 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five (5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits in the form of a lump sum distribution, or monthly annuity.

   Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the social security taxable wage base.
   The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $255,000 to $999,300 as of December 31,
1995.

   Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

                                      Employee's Annual Estimated Pension
                 Final Average            Payments Assuming Minimum of
             Annual Compensation               25 Years of Service

                 $250,000*                             $76,413
                  200,000*                              76,413
                  150,000                               76,413
                  100,000                               49,538

*The current annual compensation limit with respect to determining an employee's annual pension payment is limited in 1994 by the Internal
Revenue Code to $150,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $76,413.
Therefore, an employee's annual estimated pension payment for final average compensation levels of $150,000 and above remains at the $76,413 level. Pension
                                -11-
END PUBLISHED PAGE 11

benefits accrued prior to 1995 are grandfathered, if their calculated benefit is greater than $76,413. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. Pijor, Kidd and Ryan have forty, (40), thirty-one (31) and thirty-four (34) credited years of service respectively, under the provisions of the Plan.
   Benefit payments under the provisions of the Plan are computed using formulas, the factors of which include annual compensation, years of service, social security taxable wage base, and, in the case of a lump sum distribution, current interest rates are also taken into consideration.


PERFORMANCE GRAPH

   The graph which follows compares the five (5) year cumulative total return from investing $100 on December 31, 1990 in each of LNB Bancorp, Inc. common stock, the Standard & Poor's 500 index (S&P 500 Index) of companies and the National Association of Securities Dealers Association Quotation System Banks Index (NASDAQ Banks) of companies, with dividends assumed to be reinvested when received.

            Comparison of Five Year Cumulative Total Return*
    AMONG LNB BANCORP, INC, THE S&P 500 INDEX AND NASDAQ BANKS INDEX

  (PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1990 THROUGH
   1995 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $100 INCREMENTS RANGING FROM $0 TO $500. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

   * $100 INVESTED ON 12/31/90 ON STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.

                                             DECEMBER 31,
   --------------------------------------------------------------------------
                                 1990   1991   1992   1993   1994   1995
   --------------------------------------------------------------------------
    LNB Bancorp, Inc.            $100   $113   $129   $158   $191   $223
   --------------------------------------------------------------------------
    S&P 500 Index                $100   $130   $140   $155   $157   $215
   --------------------------------------------------------------------------
    NASDAQ Banks Index           $100   $164   $239   $272   $271   $404
   --------------------------------------------------------------------------


                                      -12-
END PUBLISHED PAGE 12

BENEFICIAL OWNERSHIP OF SHARES
  The following table reflects as of December 31, 1995, any person known to the Corporation to be the beneficial owner of more than five percent
(5%) of any class of the Corporation's voting securities, consisting of common stock only, as well as the total number of shares of common stock beneficially owned by each director, nominee, and the director and executive officers of the Corporation as a group.

Five Percent Beneficial Ownership
                                    Amount and Nature   Percent
Name and Address of                   of Beneficial       of
Beneficial Owner                        Ownership        Class

Standen and Co. as nominee for
The Lorain National Bank               576,920(1)       14.29%
457 Broadway
Lorain, Ohio 44052

(1) The Bank, a wholly owned subsidiary of LNB Bancorp, Inc. (a U. S. Corporation) disclaims beneficial ownership of all shares. The shares were held by the Bank in various accounts administered by it, as fiduciary, for the benefit of beneficiaries, donors, or principals of such accounts. The Bank, as fiduciary, had (a) sole power to vote 97,495 shares; (b) sole investment power to purchase/sell, but no power to vote on 223,490 shares; (c) shared investment power with sole power to vote with respect to 37,767 shares; and (d) no investment power and no power to vote on 218,168 shares. Shares of the Corporation held by the Bank in various fiduciary capacities will be voted only in accordance with directions, approvals or instructions where called by the governing instruments or by law, and in the absence of special factors affecting any individual account, will be voted in accordance with management's recommendations where the Bank as fiduciary has authority to determine the manner of voting.

BENEFICIAL OWNERSHIP OF MANAGEMENT   (As of February 15, 1996)

                     Sole          Shared      Total Amount
               Investment and  Investment and  of Beneficial   Percent
Name            Voting Power    Voting Power     Ownership    of Class

James L. Bardoner    8,163            598          8,761          .22%
Daniel P. Batista   22,435         45,171         67,606         1.67%
Robert M. Campana    2,000              0          2,000          .05%
Wellsley O. Gray     7,957          4,552         12,509          .31%
James F. Kidd       44,561              0         44,561         1.10%
David M. Koethe     53,500            177         53,677         1.33%
Benjamin G. Norton  43,208         44,570         87,778         2.17%
Stanley G. Pijor    72,206         32,007        104,213         2.58%
Jeffrey F. Riddell   9,500         24,476         33,976          .84%
Thomas P. Ryan      36,492          1,220         37,712          .93%
Don A. Sanborn      12,182              0         12,182          .30%
T. L. Smith, M.D.   12,988          8,757         21,745          .54%
Eugene M. Sofranko   6,432         21,004         27,436          .68%
Paul T. Stack        8,629          1,197          9,826          .24%
Leo Weingarten     103,788          8,353        112,141         2.78%
Executive Officers
 who are not
 Directors          91,286            378         91,664         2.27%
                   -------       --------        -------        ------
All Directors and
 Executive Officers
 as a Group        535,327        192,460        727,787         18.01%
                   =======       ========        =======        ======

                                  -13-
END PUBLISHED PAGE 13

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
  Some of the directors of the Corporation and the companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1995. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

STOCK DIVIDEND
  The Board of Directors has the authority to declare and implement common stock dividends without shareholder approval. However, as it has in prior years, the Board has elected to seek shareholder approval for the proposed
2% stock dividend.
  A stock dividend of approximately 80,808 shares of common stock (2%) is recommended by the Board of Directors. THE BOARD HAS STIPULATED THAT THE PROPOSED 2% STOCK DIVIDEND WOULD REQUIRE APPROVAL, IN THE FORM OF AN AFFIRMATIVE VOTE BY SHAREHOLDERS OWNING TWO-THIRDS OR MORE OF THE STOCK OF THE CORPORATION. The stock dividend will be payable to shareholders of record April 16, 1996. This stock dividend is recommended as a distribution of earnings of the Corporation and to conserve the cash assets.
  The stock dividend will consist of approximately 80,808 shares which will increase the total number of shares outstanding to approximately
4,121,195. As a result of the stock dividend, a transfer of approximately $80,808 will be made from retained earnings increasing the common stock of the Corporation to approximately $2,242,000. An additional amount of approximately $2,161,000 will be transferred from retained earnings to surplus. The stock dividend will not change the common stock par value or the total equity capital of the Corporation.

  The number of shares to be issued and the dollar amounts discussed above are based upon shares outstanding and stock bid prices as of March 4, 1996. The actual stock dividend will be calculated based upon shares outstanding and stock bid prices on the record date.
  No fractional shares will be issued. The Corporation will sell full shares representing all the fractions to the highest bidder after having solicited sealed bids from at least three (3) licensed stockbrokers. The proceeds of the sale shall be distibuted pro rata to shareholders who otherwise would be entitled to fractional shares.


  THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE APPROVAL OF THE DECLARATION OF A 2% STOCK DIVIDEND.


PRINCIPAL ACCOUNTANTS
  The independent accounting firm of KPMG Peat Marwick LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions and issue a statement if so desired.

                                  -14-
END PUBLISHED PAGE 14

SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING

  Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 1997 Annual Meeting, they must be received by the Corporation no later than December 1, 1996. Such proposals should be directed to LNB Bancorp, Inc., Attention:
Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

OTHER BUSINESS
  Management is not aware of any other matter which may be presented for action at the meeting other than the matters set forth herein. Should any matter other than those set forth herein be presented for a vote of the shareholders, the proxy in the enclosed form directs the persons voting such proxy to vote in accordance with their judgement.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
  Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC). The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1995.


ANNUAL REPORT
  A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1995 will be presented at the meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052.


                                    By Order of the Board of Directors


                                                /s/     Thomas P. Ryan



                                                        Thomas P. Ryan
                                              Executive Vice President
                                               and Secretary/Treasurer




                                  -15-
END PUBLISHED PAGE 15

PAGE 16 INTENTIONALLY LEFT BLANK

END PUBLISHED PAGE 16




PROXY    ANNUAL MEETING         LNB BANCORP, INC., LORAIN, OHIO
  This Proxy is Solicited on Behalf of the Board of Directors
The undersigned hereby appoint JAMES L. BARDONER, DAVID M. KOETHE and DANIEL P. BATISTA, as Proxies, each with the power to appoint his substitute, and hereby authorize them to represent and to vote, as designated below, all the shares of Common Stock of the LNB Bancorp, Inc. held on record by the undersigned on March 8, 1996, at the Annual Meeting of Shareholders to be held on April 16, 1996 or any adjournment thereof.

1.  ELECTION OF DIRECTORS
    [ ] FOR all nominees listed below (except as marked to the contrary below)

    [ ] WITHHOLD AUTHORITY to vote for all nominees listed below
        James L. Bardoner, Wellsley O. Gray, Benjamin G. Norton,
        T.L. Smith, M.D.

    (Instruction: To withhold authority to vote for any individual nominee write that nominee's name on the space provided below.)



-----------------------------------------------------------------

2. STOCK DIVIDEND - Increase the outstanding common stock of LNB Bancorp, Inc. by declaration of a stock dividend consisting of approximately 80,808 shares of common stock of $1.00 par value each, and the terms and conditions thereof.

    [ ] FOR    [ ] AGAINST      [ ] ABSTAIN

END PUBLISHED PROXY CARD FRONT SIDE
In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.

This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, this proxy will be voted for proposals 1 and 2.





Dated -----------, 1996 Number of shares in my/our name ---------



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

                Please read and vote on other side.

END PUBLISHED PROXY CARD BACK SIDE

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 1995)

                         S - K Reference Number (99.1)


                Annual Report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 1995 to be filed as an amendment to this annual report on Form 10-K.

                             LNB Bancorp, Inc.

                          Exhibit to Form 10 - K

                 (for the fiscal year ended December 31, 1995)

                       S - K Reference Number (99.2)

                 Annual report on Form 11-K of The Lorain National Bank Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1995 to be filed as an amendment to this annual report on Form 10-K.