Form 10-Q
period 1996-03-31
LNB BANCORP INC
filed 1996-05-14
CIK 737210

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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

    Outstanding at April 18, 1996: 4,124,781 shares
    Class of Common Stock:  $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on From 10-Q
                          Quarter Ended March 31, 1996

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                                Page
                                                              Number(s)


      Condensed Consolidated Balance Sheets                      3

      Condensed Consolidated Statements of Income                5

      Condensed Consolidated Statements
        of Cash Flows                                            7

      Notes to the Condensed Consolidated Financial              9
        Statements

   Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                          11


Part II - Other Information

   Item 1 - Legal Proceedings                                   15

   Item 2 - Changes in Securities                               15

   Item 3 - Defaults upon Senior Securities                     15

   Item 4 - Submission of matters to a Vote of
            Security Holders                                    15

   Item 5 - Other Information                                   16

   Item 6 - Exhibits and Reports on Form 8-K                    16

   Signatures                                                   16

   Exhibit Index                                                17

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                         MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS       1996            1995
                                       -------------  --------------
                                        (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                $ 21,869,000    $ 27,428,000
Federal funds sold and other interest
 bearing instruments                      3,202,000         102,000
Securities:
 Securities available for sale           15,650,000      15,161,000
 Investment securities                   87,920,000      89,405,000
                                      --------------  --------------
Total securities                        103,570,000     104,566,000
(Market value $104,382,000 and        --------------  --------------
  $106,076,000, respectively)

Total loans                             278,483,000     276,493,000
Reserve for possible loan losses         (3,945,000)     (4,002,000)
                                      --------------  --------------
Net loans                               274,538,000     272,491,000
                                      --------------  --------------
Premises and equipment, net              10,918,000      11,006,000
Other assets                              6,430,000       6,010,000
                                      --------------  --------------
TOTAL ASSETS                           $420,527,000    $421,603,000
                                      ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits           $ 58,101,000    $ 60,163,000
Interest-bearing deposits               292,945,000     293,292,000
                                      --------------  --------------
Total deposits                          351,046,000     353,455,000
                                      --------------  --------------
Federal funds purchased and securities
 sold under agreements to repurchase     24,214,000      24,148,000
Other liabilities                         3,734,000       3,209,000
                                      --------------  --------------
Total liabilities                       378,994,000     380,812,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,043,902 and 4,039,347
 respectively                             4,044,000       4,039,000
Additional capital                       17,882,000      17,854,000
Retained earnings                        19,621,000      18,856,000
Net unrealized security gains(losses)       (14,000)         42,000
                                      --------------  --------------
Total shareholders' equity               41,533,000      40,791,000
                                      --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                 $420,527,000    $421,603,000
                                      ==============  ==============

Note 1: The consolidated balance sheet at December 31, 1995 has been taken from the audited Financial Statements and condensed.

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.                 Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF INCOME                             ------------------------------
                                            1996            1995
INTEREST INCOME:                      ------------------------------
Interest and fees on loans:
 Taxable                                $ 6,242,000     $ 5,877,000
 Tax-exempt                                  16,000          20,000
Interest and dividends on securities:
  Taxable                                 1,500,000       1,305,000
  Tax-exempt                                 73,000          99,000
Interest on Federal funds sold and other
 interest bearing instruments                61,000          45,000
                                       -------------   -------------
TOTAL INTEREST INCOME                     7,892,000       7,346,000
                                       -------------   -------------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                        444,000         393,000
Interest on other deposits                2,196,000       2,035,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                              238,000         288,000
                                       -------------   -------------
TOTAL INTEREST EXPENSE                    2,878,000       2,716,000
                                       -------------   -------------
NET INTEREST INCOME                       5,014,000       4,630,000
Provision for possible loan losses          125,000         100,000
NET INTEREST INCOME AFTER PROVISION    -------------   -------------
 FOR POSSIBLE LOAN LOSSES                 4,889,000       4,530,000
                                       -------------   -------------
OTHER INCOME:
Trust division income                       278,000         239,000
Service charges on deposit accounts         484,000         375,000
Other charges fees and exchanges            423,000         462,000
Other operating income                       36,000           2,000
                                       -------------   -------------
TOTAL OTHER INCOME                        1,221,000       1,078,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits            1,986,000       1,896,000
Net occupancy expense                       328,000         307,000
Furniture and equipment expense             541,000         507,000
Ohio franchise tax                          147,000         125,000
FDIC deposit insurance premium                1,000         186,000
Other operating expenses                  1,125,000         999,000
                                       -------------   -------------
TOTAL OTHER EXPENSES                      4,128,000       4,020,000
                                       -------------   -------------
INCOME BEFORE FEDERAL INCOME TAXES        1,982,000       1,588,000
 FEDERAL INCOME TAXES                       656,000         501,000
                                       -------------   -------------
    NET INCOME                          $ 1,326,000     $ 1,087,000
                                       =============   =============


PER SHARE DATA:
 EARNINGS                                     $  .33       $  .27
                                              =======      =======
 CASH DIVIDENDS                               $  .14       $  .12
                                              =======      =======

See notes to condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF CASH FLOWS                           ----------------------------
                                            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:   ----------------------------
 Interest received                       $ 7,693,000    $ 7,036,000
 Other income received                     1,213,000      1,047,000
 Interest paid                            (2,881,000)    (2,504,000)
 Cash paid for salaries and benefits      (1,848,000)    (1,800,000)
 Net occupancy expense of premises paid     (254,000)      (226,000)
 Furniture and equipment expenses paid      (195,000)      (188,000)
 Cash paid for supplies and postage         (245,000)      (232,000)
 Cash paid for other operating expenses   (1,185,000)    (1,981,000)
 Federal income taxes paid                  (150,000)           -0-
                                        -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                2,148,000      1,152,000
                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (decrease) in securities
  available for sale                         (56,000)       (46,000)
 Proceeds from maturities of securities
  available for sale                       2,395,000            -0-
 Proceeds from maturities of investment
  securities                               5,596,000      9,760,000
 Purchase of securities available
  for sale                                (1,742,000)      (425,000)
 Purchases of investment securities       (5,297,000)   (14,967,000)
 Net decrease in credit card loans           233,000        437,000
 Net (increase) in long-term
  loans                                   (2,443,000)    (6,337,000)
 Purchases of bank premises, equipment
  and software                              (316,000)      (894,000)
 Proceeds from sales of bank premises,
  and equipment                                 -0-             -0-
                                        -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES     (1,630,000)   (12,472,000)
                                        -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in demand and other
   oninterest-bearing deposits            (2,062,000)    (4,690,000)
 Net increase (decrease) in savings and
  passbook deposits                           20,000     (9,403,000)
 Net increase (decrease) in time deposit    (367,000)    19,465,000
 Net increase in federal funds
  purchased and other interest
  bearing instruments                         46,000      7,425,000
 Proceeds from exercise of stock options      33,000         91,000
 Dividends paid                             (647,000)      (544,000)
                                        -------------  -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                               (2,977,000)    12,344,000
                                        -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         (2,459,000)     1,024,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                  27,530,000     21,275,000
                                        -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                 $25,071,000    $22,299,000
                                        =============  =============

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at March 31, 1996, compared to December 31, 1995 and the results of operations for the three months ending March 31, 1996 compared to the same period in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the three months ended March 31, 1996 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operation for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1995 Annual Report to Shareholders.

The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESERVE FOR POSSIBLE LOAN LOSSES

Because some loans may not be repaid in full, a reserve for possible loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover possible loan losses that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for possible loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for possible loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

The Corporation adopted the provision of Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. SFAS No. 114 provides guidelines for measuring impairment losses on loans. Under SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for possible loan losses or by a provision for possible loan losses, depending upon the adequacy of the reserve for possible loan losses. SFAS No. 118 permits existing income recognition practices to continue.

RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

LONG-LIVED ASSETS

The Corporation adopted SFAS No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. This Statement establishes accounting for long-lived assets. Corporate management determined that the adoption of SFAS No. 121 did not have a significant impact on the carrying value of the long-lived assets or on net income during the first quarter 1996.

STOCK-BASED COMPENSATION

The Corporation adopted SFAS No. 123 "Accounting for Stock-Based Compensation" on January 1, 1996. This Statement provides elective accounting for stock-based employee compensation arrangements using a fair value model. Companies currently accounting for such arrangements under APB Opinion 25 "Accounting for Stock Issued to Employees," may continue to do so. The Corporation has elected to continue to report Stock-Based compensation under APB Opinion 25. Corporate management has determined that the adoption on SFAS No. 123 will have no effect on net income for the first quarter. However, SFAS No. 123 will increase year-end disclosure requirements for stock-based compensation.

2.  PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted-average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options and the five-for-four stock split which was approved by shareholders during 1995.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation decreased $1,076,000 during the first quarter, to $420,527,000. This decrease in assets is attributable to decreases in demand deposits and decreases in time deposits with a related decrease in consumer debt as consumers paid off debt incurred during the Christmas season.

Federal funds sold and other interest-bearing investments increased by $3,100,000 during the first quarter of 1996. The decrease in cash and due from banks of $5,559,000 is due in part to a change in the timing of deposits made and the related collection of funds on said deposits which become available to purchase federal funds.

The total securities portfolio decreased $996,000 ending the first quarter at $103,570,000. At March 31, 1996 unrealized gains (losses) in the securities portfolio were approximately $1,122,000 and ($310,000), respectively. The decrease in the market value of the security portfolio is due to market interst rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

The level of nonperforming assets increased $561,000 during the first quarter 1996. The first quarter increase is the result of a net increase in nonaccrual loans plus an increase in other real estate owned. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $374,000 which have been paid off and brought current and increases in nonaccrual principal balances of $840,000. The increase in nonaccrual loans in the first quarter of 1996 was due primarily to three commercial loan customers. Although total nonperforming assets increased, the level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       03/31/96  12/31/95  09/30/95  06/30/95
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                 $1,198    $  732    $  356    $  368
  Restructured                    0         0         0         0
  Other Real Estate Owned        95         0         0         0
                             ------    ------    ------    ------
Total Nonperforming Assets   $1,293    $  732    $  356    $  368
                             ======    ======    ======    ======
Reserve for possible
  loan losses to
  nonperforming assets        305.1%    546.7%  1,106.2%  1,063.9%
                             ======    ======    ======    ======
Accruing loans past due
  90 days                       183         0       124       127
                             ======    ======    ======    ======

Net loans increased $1,990,000 during the first quarter to $278,483,000 at March 31, 1996. The reserve for possible loan losses ended the quarter at $3,945,000 supported by a provision for loan losses of $125,000, recoveries of $73,000 and loan charge-offs of $255,000. The reserve for possible loan losses as a percentage of ending loans was 1.45% at December 31, 1995 and 1.42% at March 31, 1996. Corporate management believes that the reserve for possible loan losses as a percentage of ending loans at March 31, 1996 remains at an appropriate level as the ratio of the reserve for possible loan losses to nonperforming assets remains strong at 305.1% as of March 31, 1996. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 1996 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $67,920,000 and $71,078,000 at March 31, 1996 and 1995,
respectively. The decrease in outstanding loan commitments results in part from decreased loan demand in the first quarter of 1996. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 1996 as seasonal weather conditions improve and the construction season begins.

Total deposits decreased $2,409,000 during the first quarter to $351,046,000. Noninterest-bearing deposits decreased to $58,101,000, at March 31, 1996 for a decrease of $2,062,000, while interest-bearing deposits decreased to $292,945,000 for an decrease of $347,000. Federal funds purchased and securities sold under agreements to repurchase increased $66,000 during the first quarter of 1996. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of March 31, 1996 short-term security investments with maturities of one year or less totalled $33,650,000 which represented 32.5% of total securities. Adding cash and due from banks of $21,869,000 and Federal Funds sold of $3,100,000, total liquid assets represented 13.9% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $41,533,000, at March 31, 1996. The increase resulted primarily from $1,326,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $566,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The increase in interest rates experienced in the first quarter of 1996 has caused a decrease in the market value of these securities which resulted in a reduction of shareholders' equity by $56,000 for the quarter ended March 31, 1996.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 1996 and 1995 follow.

                                                 MARCH 31,
                                           --------------------
                                            1996           1995
                                           ------        -------
      Tier I capital ratio                 16.86%         16.41%
      Required Tier I capital ratio         4.00%          4.00%
      Total capital ratio                  18.11%         17.59%
      Required total capital ratio          8.00%          8.00%
      Leverage ratio                        9.93%          9.56%
      Required leverage ratio               3.00%          3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

The Corporation has decided to let the lease lapse on June 30, 1996 for its Plaza branch which is located at 1147 Meister Road, Lorain. A new branch facility will be built next to the Corporation's nearby Oberlin Avenue Auto Bank. The Corporation expects the new facility to be opened in June of 1996 at a cost of approximately $700,000 for the building, improvements and equipment.

There were no material commitments outstanding at March 31, 1996, other than the loan commitments and the contractual obligation for the new Plaza office.

RESULTS OF OPERATIONS

Interest and fees on loans increased $361,000 when compared to the first quarter of 1995. This was the result of the impact of increases in rates during the last three quarters of 1995 combined with loan portfolio growth. Interest and dividends on securities was $1,573,000 for the first quarter of 1996 for a increase of $169,000 over the same period in 1995. Interest and dividends on securities represented 19.9% of total interest income at March 31, 1996 compared to 19.1% at March 31, 1995. Interest on Federal funds sold and other interest bearing instruments was $61,000 at March 31, 1996 compared to $45,000 at March 31, 1995. The increase resulted from increased average balances invested in this form of financial instrument which was not offset by lower interest rates.

Total interest expense increased by $162,000 when compared to the first quarter of 1995. The impact of increases in rates on certificates of deposit during the first half of 1995 plus increases in the volume of certificates of deposit, due in part to a certificate of deposit promotion, contributed to the increase in total interest expense. Also, total interest expense for the first quarter of 1996 was impacted by decreases in interest rates paid on savings accounts plus decreases in the average balance of savings accounts when compared to the first quarter of 1995.

Total other income increased by $143,000 when compared to the first quarter of 1995. This increase resulted from increases in income from fiduciary fees of $39,000, increases in service charges of $109,000 and decreases in other charges of $39,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 1996 was $4,128,000, 2.7% above the first quarter of 1995. This increase was due primarily to increases in salaries and benefits, net occupancy, furniture and equipment expense, and postage rate increases and the impacts of inflation, less a $185,000 reduction in F.D.I.C. insurance premiums.

The effective tax rate increased from 31.5% during the first quarter of 1995 to 33.1% during the first quarter of 1996. The increase in the effective rate is primarily due to changes of the proportion of nontaxable to taxable interest income. Net income was $1,326,000 and $1,087,000 for the quarters ended March 31, 1996 and 1995, respectively. Net income per share after adjusting for the five-for-four stock split in 1995 was $.32 and $.27 for the quarters ended March 31, 1996 and 1995, respectively.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

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

"The President's Reform Plan for the Savings and Loan Industry" and subsequent action by the FDIC:
Effective date (direct impact on the Corporation): January 1, 1990
Impact on the Corporation: During 1993, a risk-related assessment system was developed by the Federal Deposit Insurance Corporation. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. The FDIC approved a new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The new rates became effective September 15, 1995 and are applied retroactive to June 1, 1995. The Bank was assigned the lowest deposit insurance assessment rate under the September 15, 1995 guidelines. During the first quarter of 1996, the Bank paid FDIC Insurance Premiums of $1,000 compared to the 1995 first quarter premium of $186,000. The lower 1996 FDIC Premium results from the new rate which was effective September 15, 1995.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 1996 Annual Meeting of Shareholders was held on April 16, 1996.

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

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6, (c)

           (1) Election of directors to serve as Class I Directors until April 20, 1999 Annual Meeting of Shareholders as follows:

                                                        ABSTAIN/    BROKER
                                     FOR      AGAINST   WITHELD  NON-VOTES

                James L. Bardoner  3,708,771           19,877      311,739

                Wellsley O. Gray   3,714,532           14,116      311,739

                Benjamin G. Norton 3,715,289           13,359      311,739

                T.L. Smith, M.D.   3,703,247           25,401      311,739

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 18, 1996, the record date of the Annual Meeting, was 4,043,902.

          (2)   A proposed two percent (2%) common stock dividend
                (totaling 80,879 shares) payable to shareholders of record April 16, 1996 was approved: increasing the total number of shares outstanding to 4,124,781. The vote on Item 4,
                (c), (2):

                                                        ABSTAIN/    BROKER
                                     FOR      AGAINST   WITHELD  NON-VOTES

                                  3,728,455   19,240   11,930    280,762

ITEM 5  - Other Information

     (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 18, 1996) was previously filed as
          Exhibit 28 to the Bancorp's 1995 Annual Report on Form 10-K.

ITEM 6  - Exhibits and Reports on Form 8-K

     (a)  Exhibit (11) - Computation of Shares Used for Earnings
          Per Share Calculations.

     (b)  Exhibit (13) - First Quarter Report to shareholders of
          LNB Bancorp, Inc. - March 31, 1996 - EDGAR Version.

     (c)  Exhibit (27) - Financial Data Schedule

     (d)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1996.

          Also, see the Exhibit Index which is found on the next page of this Form.




                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LNB BANCORP, INC.
                                          (registrant)





Date: May 10, 1996                     --------------------------
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer






Date: May 10, 1996                     --------------------------
                                       Mitchell J. Fallis,
                                       Vice President and
                                       Chief Accounting Officer

                             LNB Bancorp, Inc.
                                Form 10-Q


                                Exhibit Index

                 Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                    Exhibit
   Number

     (11)      Computation of Shares Used for Earnings Per Share
                      Calculations

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc. -
                  March 31, 1996 - EDGAR Version

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                              Exhibit to Form 10-Q

                  (For the three months ended March 31, 1996)

                           S - K Reference Number (11)




          Computation of Shares Used for Earnings Per Share Calculations.


                                             Three Months Ended March 31
                                                    1996      1995
                                                 ---------   ---------

          Weighted-Average Shares Outstanding    4,041,055   4,011,714

          Common Stock Equivalents
            (Stock Options)                         16,349      33,021
                                                 ---------   ---------
                                                 4,057,404   4,044,735
                                                 =========   =========

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1996)

                          S - K Reference Number (13)




                    First Quarter Report to Shareholders of
                       LNB Bancorp, Inc. -  March 31, 1996
                           EDGAR Version

DESCRIPTION:
Two sided pamphlet: Outside green cover with beige lettering.

Inside contains: List of Officers of LNB Bancorp, Inc., Unaudited
Consolidated Balance Sheets for period ending March 31, 1996 and March 31, 1995, respectively, unaudited EDGAR version Consolidated Statements of Income for the Three Months Ended March 31, 1996 and March 31, 1995, respectively, and the list of Directors of LNB Bancorp, Inc..

Outside cover description:
Green background, beige lettering.

Front Cover:

Quarterly Report

LNB
BANCORP, INC.
(middle of cover)

March 31, 1996
(lower middle of cover)

Back Cover:

(LOGO)  LNB
        Bancorp, Inc.
(lower middle of cover)

Officers of LNB Bancorp, Inc.

Stanley G. Pijor
Chairman

James F. Kidd
President and Chief Executive Officer

Thomas P. Ryan
Executive Vice President
Secretary and Treasurer

Willard H. DoBrunz
Senior Vice President

Gregory D. Friedman
Senior Vice President
and Chief Operating Officer

Michael D. Ireland
Senior Vice President

Emma N. Mason
Senior Vice President

James H. Weber
Senior Vice President

Consolidated Balance Sheets
                                                March 31
                                       --------------------------
                                           1996         1995
                                       ------------  ------------
ASSETS:
Cash and Due from Banks               $ 21,869,000  $ 20,199,000
Federal Funds Sold                       3,202,000     2,100,000
Securities Available for Sale           15,650,000    10,693,000
Investment Securities                   87,920,000    94,601,000
Loans                                  278,483,000   267,640,000
Reserve for Possible Loan Losses        (3,945,000)   (3,915,000)
- -----------------------------------------------------------------
NET LOANS                              274,538,000   263,725,000
- -----------------------------------------------------------------
Premises and Equipment (net)            10,918,000    11,112,000
Other Assets                             6,430,000     5,672,000
- -----------------------------------------------------------------
TOTAL ASSETS                          $420,527,000  $408,102,000
- -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits         $ 58,101,000  $ 51,442,000
Interest Bearing Deposits              292,945,000   288,185,000
- -----------------------------------------------------------------
TOTAL DEPOSITS                         351,046,000   339,627,000
- -----------------------------------------------------------------
Securities Sold under Repurchase
  Agreements                            24,214,000    26,596,000
Other Liabilities                        3,734,000     3,586,000
- -----------------------------------------------------------------
TOTAL LIABILITIES                      378,994,000   369,809,000
- -----------------------------------------------------------------
Common stock                             4,044,000     3,211,000
Additional capital                      17,882,000    18,495,000
Retained Earnings                       19,621,000    16,634,000
Net Unrealized Security Losses             (14,000)      (47,000)
- -----------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY              41,533,000    38,293,000
- -----------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $420,527,000  $408,102,000
- -----------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.

Consolidated Statements of Income
                                          Three Months Ended
                                                March 31
                                        ------------------------
                                             1996         1995
                                        ------------ -----------
INTEREST INCOME:
Interest and Fees on Loans                $6,258,000  $5,897,000
Interest and Dividends on Securities:      1,575,000   1,404,000
Interest on Federal Funds Sold                59,000      45,000
- ----------------------------------------------------------------
TOTAL INTEREST INCOME                      7,892,000   7,346,000
- ----------------------------------------------------------------
INTEREST EXPENSE:
Interest Deposits                          2,640,000   2,428,000
Interest on Federal Funds Purchased
  and Securities Sold under
  Repurchase Agreements                      238,000     288,000
- ----------------------------------------------------------------
TOTAL INTEREST EXPENSE                     2,878,000   2,716,000
- ----------------------------------------------------------------
NET INTEREST INCOME                        5,014,000   4,630,000
Provision for Loan Losses                    125,000     100,000
- ----------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 4,889,000   4,530,000
- ----------------------------------------------------------------
OTHER INCOME:
Trust Department Income                      278,000     239,000
Fees and Service Charges                     908,000     837,000
Gains from Sales of Loans
  and Securities                                 -0-         -0-
Other Operating Income                        35,000       2,000
- ----------------------------------------------------------------
TOTAL OTHER INCOME                         1,221,000   1,078,000
- ----------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits             1,986,000   1,896,000
Net Occupancy Expense of Premises            328,000     307,000
Furniture and Equipment Expenses             541,000     507,000
FDIC Deposit Insurance Premium                 1,000     186,000
Ohio Franchise Tax                           147,000     125,000
Other Operating Expenses                   1,125,000     999,000
- ----------------------------------------------------------------
TOTAL OTHER EXPENSES                       4,128,000   4,020,000
- ----------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES         1,982,000   1,588,000
Federal Income Taxes                         656,000     501,000
- ----------------------------------------------------------------
NET INCOME                                $1,326,000  $1,087,000
- ----------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                    $ .33      $  .27
- ----------------------------------------------------------------
DIVIDENDS DECLARED                            $ .14      $  .12
================================================================
The per share data has been adjusted to reflect the five-for-four stock split in 1995. Net income per share is based on weighted average common and common equivalent shares outstanding.

Two column format

Directors of LNB Bancorp, Inc.

Directors
James L. Bardoner                       Thomas P. Ryan
Retired, Former President               Executive Vice President
Dorn Industries, Inc.                   and Secretary/Treasurer
                                        LNB Bancorp, Inc.
Daniel P. Batista                       Executive Vice President
Attorney/Partner                        and Secretary
Cook & Batista Co., L.P.A.              Lorain National Bank

Robert M. Campana                       Don A. Sanborn
Managing Director                       Retired
P.C. Campana, Inc.

Wellsley O. Gray                        T.L. Smith, M.D.
Sales Consultant                        Retired Physician
Smith Dairy Company

James F. Kidd                           Eugene M. Sofranko
President & Chief Executive Officer     President and
LNB Bancorp, Inc. and                   Chief Executive Officer
Lorain National Bank                    Lorain Glass Company, Inc.

David M. Koethe                         Paul T. Stack
Chairman of the Board                   Manufacturer's Representative
The Lorain Printing Company             Coley's Inc. and
                                        A-1 Welding and Fabricating, Inc.
Benjamin G. Norton
Employee and Community                  Leo Weingarten
Relations Manager                       Retired
RELTEC Corporation
Lorain Products

Stanley G. Pijor                        Directors Emeritus
Chairman                                Lorain National Bank
LNB Bancorp, Inc. and
Lorain National Bank                    James H. Riddell
                                        Chairman of the Board
Jeffrey F. Riddell                      Consumers Builders Supply Co.
President                               President, Consumeracq, Inc.
Consumers Builders Supply Co.
Vice President
and Chief Executive Officer,
Consumeracq, Inc.

                               LNB Bancorp, Inc.

                             Exhibit to Form 10 - Q

                   (For the three months ended March 31, 1996)

                          S - K Reference Number (27)

                            Financial Data Schedule