Form 10-Q
period 1996-06-30
LNB BANCORP INC
filed 1996-08-14
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

Outstanding at August 1, 1996: 4,127,178 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 1996

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Requisition 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                        Number(s)

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            4

      Condensed Consolidated Statements of                   8
         Cash Flows

      Notes to the Condensed Consolidated Financial         10
         Statements

   Item 2 - Management's Discussion and Analysis            12
            of Financial Condition and Results of
            Operations

Part II - Other Information

   Item 1 - Legal Proceedings                               16

   Item 2 - Changes in Securities                           16

   Item 3 - Defaults upon Senior Securities                 16

   Item 4 - Submission of matters to a Vote of              16
              Security Holders

   Item 5 - Other Information                               16

   Item 6 - Exhibits and Reports on Form 8-K                16

   Signatures                                               16

   Exhibit Index                                            17

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                 1996            1995
                                                  -------------   -------------
                                                   (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                           $ 24,131,000    $ 27,428,000
Federal funds sold and other interest
 bearing instruments                                   705,000         102,000
Securities:
 Securities available for sale                      14,424,000      15,161,000
 Investment securities                              86,624,000      89,405,000
                                                  ------------    ------------
Total Securities                                   101,048,000     104,566,000
(Market value $100,926,000 and
  $106,076,000, respectively)

Total Loans                                        285,655,000     276,493,000
Reserve for possible loan losses                    (3,995,000)     (4,002,000)
                                                  ------------    ------------
Net loans                                          281,660,000     272,491,000
                                                  ------------    ------------
Premises and equipment, net                         10,871,000      11,006,000
Other assets                                         6,073,000       6,010,000
                                                  ------------    ------------
TOTAL ASSETS                                      $424,488,000    $421,603,000
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                      $ 61,554,000    $ 60,163,000
Interest-bearing deposits                          296,013,000     293,292,000
                                                  ------------    ------------
Total deposits                                     357,567,000     353,455,000

Federal funds purchased and securities
 sold under agreements to repurchase                21,154,000      24,148,000
Federal Home Bank Advances                             360,000             -0-
Other liabilities                                    2,998,000       3,209,000
                                                  ------------    ------------
Total Liabilities                                  382,079,000     380,812,000

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,126,878 and
 4,039,347, respectively                              4,126,000      4,039,000
Additional capital                                   20,077,000     17,854,000
Retained earnings                                    18,247,000     18,856,000
Net unrealized security losses                          (41,000)        42,000)
                                                   ------------   ------------
Total Shareholders' Equity                           42,409,000     40,791,000
                                                   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                             $424,488,000   $421,603,000
                                                   ============   ============

Note 1: The consolidated balance sheet at December 31, 1995 has been taken from the audited Financial Statements and condensed.

See notes to condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                         SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                             JUNE 30,
OF INCOME                                             -------------------------
                                                          1996          1995
INTEREST INCOME                                       -------------------------
Interest and fees on loans:
 Taxable                                              $12,615,000   $12,077,000
 Tax-exempt                                                31,000        39,000
Interest and dividends on securities:
 Taxable                                                3,025,000     2,680,000
 Tax-exempt                                               135,000       217,000
Interest on Federal funds sold and other
 interest bearing instruments                             118,000       122,000
                                                      -----------   -----------
TOTAL INTEREST INCOME                                  15,924,000    15,135,000
                                                      -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                      897,000       822,000
Interest on other deposits                              4,300,000     4,261,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                            450,000       624,000
Other interest                                              1,000         1,000
                                                      -----------   -----------
TOTAL INTEREST EXPENSE                                  5,648,000     5,708,000
                                                      -----------   -----------
NET INTEREST INCOME                                    10,276,000     9,427,000
Provision for possible loan losses                        300,000       200,000
NET INTEREST INCOME AFTER PROVISION                   -----------   -----------
 FOR POSSIBLE LOAN LOSSES                               9,976,000     9,227,000
                                                      -----------   -----------
OTHER INCOME:
Trust division income                                     536,000       477,000
Service charges on deposit accounts                     1,010,000       758,000
Other charges, fees and exchanges                         851,000       840,000
Other operating income                                     51,000         8,000
                                                      -----------   -----------
TOTAL OTHER INCOME                                      2,448,000     2,083,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          4,010,000     3,764,000
Net occupancy expense                                     639,000       604,000
Furniture and equipment expense                         1,078,000     1,001,000
FDIC deposit insurance premium                              1,000       368,000
Ohio Franchise Tax                                        290,000       248,000
Other operating expenses                                2,283,000     2,005,000
                                                     ------------  ------------
TOTAL OTHER EXPENSES                                    8,301,000     7,990,000
                                                     ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                      4,123,000     3,320,000
 FEDERAL INCOME TAXES                                   1,346,000     1,055,000
                                                     ------------  ------------
    NET INCOME                                       $  2,777,000  $  2,265,000
                                                     ============  ============


PER SHARE DATA:
 EARNINGS                                                  $ .67        $  .55
                                                           ======        ======
 CASH DIVIDENDS                                            $ .28        $  .24
                                                           ======        ======

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                          THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              JUNE 30,
OF INCOME                                            --------------------------
                                                         1996          1995
INTEREST INCOME                                      --------------------------
Interest and fees on loans:
 Taxable                                              $ 6,373,000   $ 6,200,000
 Tax-exempt                                                15,000        19,000
Interest and dividends on securities:
 Taxable                                                1,525,000     1,375,000
 Tax-exempt                                                62,000       118,000
Interest on Federal funds sold and other
 interest bearing instruments                              57,000        77,000
                                                      -----------   -----------
TOTAL INTEREST INCOME                                   8,032,000     7,789,000
                                                      -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                      453,000       429,000
Interest on other deposits                              2,104,000     2,226,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                            212,000       336,000
Other interest                                              1,000         1,000
                                                      -----------   -----------
TOTAL INTEREST EXPENSE                                  2,770,000     2,992,000
                                                      -----------   -----------
NET INTEREST INCOME                                     5,262,000     4,797,000
Provision for possible loan losses                        175,000       100,000
NET INTEREST INCOME AFTER PROVISION                   -----------   -----------
 FOR POSSIBLE LOAN LOSSES                               5,087,000     4,697,000
                                                      -----------   -----------
OTHER INCOME:
Trust division income                                     258,000       238,000
Service charges on deposit accounts                       526,000       383,000
Other charges, fees and exchanges                         428,000       379,000
Other operating income                                     15,000         5,000
                                                      -----------   -----------
TOTAL OTHER INCOME                                      1,227,000     1,005,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          2,024,000     1,868,000
Net occupancy expense                                     311,000       297,000
Furniture and equipment expense                           537,000       494,000
FDIC deposit insurance premium                                -0-       182,000
Ohio Franchise Tax                                        143,000       123,000
Other operating expenses                                1,158,000     1,006,000
                                                     ------------  ------------
TOTAL OTHER EXPENSES                                    4,173,000     3,970,000
                                                     ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                      2,141,000     1,732,000
 FEDERAL INCOME TAXES                                     690,000       554,000
                                                     ------------  ------------
    NET INCOME                                       $  1,451,000  $  1,178,000
                                                     ============  ============


PER SHARE DATA:
 EARNINGS                                                  $  .35        $  .28
                                                           ======         =====
CASH DIVIDENDS                                             $  .14        $  .12
                                                           ======         =====

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                          SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              JUNE 30,
OF CASH FLOWS                                        -------------------------
                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:                -------------------------
 Interest received                                   $15,971,000  $14,906,000
 Other income received                                 2,442,000    2,010,000
 Interest paid                                        (5,736,000)  (5,365,000)
 Cash paid for salaries and benefits                  (3,665,000)  (3,701,000)
 Net occupancy expense of premises paid                 (491,000)    (446,000)
 Furniture and equipment expenses paid                  (383,000)    (369,000)
 Cash paid for supplies and postage                     (468,000)    (459,000)
 Cash paid for other operating expenses               (2,372,000)  (2,895,000)
 Federal income taxes paid                            (1,395,000)    (955,000)
                                                      -----------   ----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                            3,903,000    1,762,000
                                                     -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceed from maturities of
  securities available for sale                       11,722,000    1,921,000
 Proceeds from maturities of
  investment securities                                8,479,000   15,088,000
 Purchases of securities available for sale           (7,739,000)  (2,468,000)
 Purchases of investment securities                   (9,102,000) (20,187,000)
 Net decrease in credit card loans                       232,000      500,000
 Net increase in long-term loans                      (9,823,000) (12,599,000)
 Purchases of bank premises, equipment
  and software                                          (677,000)  (1,214,000)
                                                     -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                 (6,908,000) (18,959,000)
                                                     -----------   ----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and
     other noninterest-bearing deposits                1,391,000    2,110,000
 Net increase (decrease) in savings and
     passbook deposits                                (2,361,000) (12,207,000)
 Net increase (decrease) in time deposits              5,082,000   24,554,000
 Net increase (decrease) in Federal funds purchased
     and other interest bearing insturments           (3,014,000    2,125,000
 Federal Home Loan Bank Advances                         360,000          -0-
 Proceeds from exercise of stock options                  66,000       96,000
 Dividends paid                                       (1,213,000)  (1,025,000)
                                                     -----------  -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                             311,000   16,617,000
                                                     -----------  -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                     (2,694,000)    (580,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              27,530,000   21,275,000
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                             $24,836,000  $20,695,000
                                                     ===========  ===========

See notes to condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.                      Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at June 30, 1996, compared to December 31, 1995 and the results of operations for the six months ending June 30, 1996 compared to the same period in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

LONG-LIVED ASSETS

The Corporation adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. This Statement establishes accounting for long-lived assets. Corporate management determined that the adoption of SFAS No. 121 did not have a significant impact on the carrying value of the long-lived assets or on net income during the first half 1996.

STOCK-BASED COMPENSATION

The Corporation adopted SFAS No. 123 "Accounting for Stock-Based Compensation" on January 1, 1996. This Statement provides elective accounting for stock-based employee compensation arrangements using a fair value model. Companies currently accounting for such arrangements under APB Opinion 25 "Accounting for Stock Issued to Employees," may continue to do so. In accordance with SFAS No. 123, the Corporation has elected to continue to report Stock-Based compensation under APB Opinion 25. Under APB Opinion 25, if the option is fixed and the exercise price of the underlying stock equals the market price on the date of grant, no compensation expense is recognized. Corporate management has determined that the adoption on SFAS No. 123 will have no effect on the Corporation's financial condition or results of operations. However, SFAS No. 123 will increase year-end disclosure requirements for stock-based compensation.

2.  PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options, a two percent stock dividend and a five-for-four stock split which were approved by shareholders in 1996 and 1995, respectively.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $2,885,000 during the first half of 1996, to $424,488,000. Some of this growth is attributable to a successful marketing program for new and renewal of certificates of deposit.

Federal funds sold and other interest bearing insvestments increased by $603,000 during the first six months of 1996. This increase was partially reflected in the $3,297,000 decrease in cash and due from banks.

Total securities decreased $3,518,000 ending the first half at $101,048,000. At June 30, 1996 unrealized gains (losses) in the investment securities portfolio were approximately $564,000 and ($686,000), respectively.

Nonperforming assets at June 30, 1996 totaled $108,000, down from $1,293,000 at March 31, 1996. The second quarter decrease in nonperforming assets of $1,185,000 resulted from loans being brought current in the amount of $842,000, loans charged-off in the amount of $303,000, reductions of other real estate owned of $95,000 and increases in nonaccrual loans of $56,000.

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

The level of nonperforming assets at June 30, 1996 returned to relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/96  03/31/96  12/31/95  09/30/95
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                 $   69    $1,198    $  732    $  356
  Restructured                    0         0         0         0
  Other Real Estate Owned        39        95         0         0
                             ------    ------    ------    ------
Total Nonperforming Assets   $  108    $1,293    $  732    $  356
                             ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets      3,699.07%   305.1%    546.7%  1,106.2%
                            ========   ======    ======   =======
Accruing loans past due
  90 days                       243       183         0       124
                             ======    ======    ======    ======

Net loans increased $9,169,000 during the first half to $281,660,000 at June 30, 1996. The reserve for possible loan losses ended the quarter at $3,995,000 supported by a provision for loan losses of $300,000, recoveries of $143,000 and loan charge-offs of $449,000. The reserve for possible loan losses as a percentage of ending loans was 1.40% and 1.45% at December 31, 1995 and June 30, 1996, respectively. Corporate management believes that the level of the reserve for possible loan losses is adequate based upon quantitative analysis of indentified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 1996 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $69,762,000 and $67,947,000 at June 30, 1996 and 1995, respectively.
The increase in outstanding loan commitments results from increased loan demand due to better economic and weather conditions, and the beginning of the construction season.

Total deposits increased $4,112,000 during the first half to $357,567,000. Non-interest bearing deposits increased to $61,554,000, at June 30, 1996 for an increase of $1,391,000, while interest bearing deposits climbed to $296,013,000 for an increase of $2,721,000. Federal funds sold and securities sold under agreements to repurchase decreased $2,634,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 1996, short-term security investments with maturities of one year or less totalled $27,759,000, which represented 27.5% of total securities. Adding cash and due from banks of $24,131,000, and Federal Funds sold and other interest bearing instruments of $705,000, total liquid assets represented 12.4% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $42,409,000, at June 30, 1996. The increase resulted primarily from $2,777,000 of net income generated from the first six months of operations less a cash dividend payable to shareholders of $1,144,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The increase in interest rates experienced in the first half of 1996 has caused a decrease in the market value of these securities which resulted in a reduction of shareholders' equity by $83,000 for the six months ended June 30, 1996.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 1996 and 1995 follow.

                                                                 June 30,
                                                        ---------------------
                                                         1996           1995
                                                        ------         ------
      Tier I capital ratio                              16.93%         16.24%
      Required Tier I capital ratio                      4.00%          4.00%
      Total capital ratio                               18.18%         17.41%
      Required total capital ratio                       8.00%          8.00%
      Leverage ratio                                    10.21%          9.60%
      Required leverage ratio                            3.00%          3.00%


On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geograph-ical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

The Corporation has decided to let the lease lapse on June 30, 1996 for its Plaza branch which is located at 1147 Meister Road, Lorain. A new branch facility was built next to the Corporation's nearby Oberlin Avenue Auto Bank. The new faciltiy opened in June 1996 at a cost of approximately $700,000 for the building, improvements and equipment.

The Corporation has filed an application with the Comptroller of Currency to secure approval for the installation of three stand-alone automated teller machine stations. The Corporation is in the process of procuring a lease agreement for one of these locations.

There were no material commitments outstanding at June 30, 1996, other than the loan commitments and the contractual obligation for the new Oberlin Avenue branch office.

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 1996 increased $530,000 when compared to the first half of 1995. This was the result of the impact of increases in interest rates during the last four quarters combined with loan portfolio growth. Interest and dividends on securities was $3,160,000 for the first half of 1996 for an increase of $266,000 over the same period in 1995. Interest and dividends on securities represented 19.8% of total interest income at June 30, 1996 compared to 19.1% at June 30, 1995. Interest on Federal funds sold and other interest bearing instruments was $115,000 at June 30, 1996 compared to $122,000 at June 30, 1995. The decrease resulted from lower rates which were more than offset by the slight increase in the average balance invested in these forms of financial instruments.

Total interest expense increased by $849,000 when compared to the first half of 1995. The increase resulted from increases in average balances of certificates of deposit and checkinvest accounts which more than offset the slight decrease in interest rates.

Total other income increased by $365,000 when compared to the first half of 1995. This increase resulted from increases in income from fiduciary fees of $59,000, increases in service charges of $252,000 and increases in other charges of $12,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the six months ended June 30, 1996 was $8,301,000, 3.9% above the first six months of 1995. This increase was due primarily to increases in salaries and benefits, net occupancy expense, furniture and equipment expense, postage rate increase, the impacts of inflation, less a reduction in F.D.I.C. deposit insurance premiums of $367,000.

The effective tax rate increased from 31.8% during the first half of 1995 to 32.8% during the first half of 1996. The increase in the effective tax rate is due primarily to the decreases in tax emempt interest income. Net income was $2,777,000 and $2,265,000 for the six months ended June 30, 1996 and 1995, respectively. Net income per share after adjusting for the two percent stock dividend in 1996 and the five-for-four stock split in 1995 was $.67 and $.55 for the six months ended June 30, 1996 and 1995, respectively.

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

"The President's Reform Plan for the Savings and Loan Industry" and subsequent action by the FDIC:
Effective date (direct impact on the Corporation): January 1, 1990
Impact on the Corporation: During 1993, a risk-related assessment system was developed by the Federal Deposit Insurance Corporation. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. The FDIC approved a new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The new rates became effective September 15, 1995 and are applied retroactive to June 1, 1995. The Bank was assigned the lowest deposit insurance assessment rate under the September 15, 1995 guidelines. During the first half of 1996, the Bank paid FDIC Deposit Insurance Premiums of $1,000 compared to the 1995 first quarter premium of $368,000. The lower 1996 FDIC Premium results from the new rate which was effective September 15, 1995.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (b) Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 1996.

     (c)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LNB BANCORP, INC.
                                          (registrant)




Date: August 13, 1996                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: August 13, 1996                   /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis,
                                        Vice President and
                                        Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regualtion S-K

S-K Reference                   Exhibit

      (10a)        Supplemental Retirement Agreement by and between James F.
                   Kidd and The Lorain National Bank dated July 30, 1996.

      (10b)        Supplemental Retirement Agreement by and between Thomas P.
                   Ryan and The Lorain National Bank dated July 30, 1996.

      (10c)        Supplemental Retiremenat Agreement by and between Gregory
                   D. Friedman and The Lorain National Bank dated July 30,
                   1996.

      (11)         Computation of Shares Used for Earnings Per Share
                   Calculations

      (12)         Second Quarter Report to Shareholders of LNB Bancorp, Inc.
                   June 30, 1996 - EDGAR Version

      (27)         Financial Data Schedule