Form 10-Q
period 1996-09-30
LNB BANCORP INC
filed 1996-11-14
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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

Outstanding at November 10, 1996: 4,135,606 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1996

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.01-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        11

   Item 2 - Management's Discussion and Analysis          14
            of Financial Condition and Results of
            Operations

Part II - Other Information

   Item 1 - Legal Proceedings                             18

   Item 2 - Changes in Securities                         18

   Item 3 - Defaults upon Senior Securities               18

   Item 4 - Submission of matters to a Vote of            18
            Security Holders

   Item 5 - Other Information                             18

   Item 6 - Exhibit and Reports on Form 8-K               18

   Signatures                                             18

   Exhibit Index                                          19

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 SEPTEMBER 30,    DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS                 1996            1995
                                                 -------------   -------------
                                                  (Unaudited)     (See Note 1)
ASSETS:
Cash and due from banks                          $ 19,404,000    $ 27,428,000
Federal funds sold and other interest
 bearing instruments                                  102,000         102,000
Securities:
 Securities available for sale                     14,244,000      15,161,000
 Investment securities                             89,725,000      89,405,000
                                                 -------------   -------------
Total Securities                                  103,969,000     104,566,000
(Market Value $103,918,000 and                   -------------   -------------
       $103,155,000 respectively)

Total loans                                       297,080,000     276,493,000
Reserve for possible loan losses                   (4,112,000)     (4,002,000)
                                                 -------------   -------------
Net loans                                         292,968,000     272,491,000
                                                 -------------   -------------
Premises and equipment, net                        10,863,000      11,006,000
Other assets                                        6,281,000       6,010,000
                                                 -------------   -------------
TOTAL ASSETS                                     $433,587,000    $421,603,000
                                                 =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                     $ 63,175,000    $ 60,163,000
Interest-bearing deposits                         297,289,000     293,292,000
                                                 -------------   -------------
Total deposits                                    360,464,000     353,455,000
                                                 -------------   -------------
Federal funds purchased and securities
 sold under agreements to repurchase               26,203,000      24,148,000
Federal Home Loan Bank Advances                       360,000             -0-
Other liabilities                                   3,242,000       3,209,000
                                                 -------------   -------------
Total Liabilities                                 390,269,000     380,812,000
STATEMENT CONTINUED ON NEXT PAGE                 -------------   -------------

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,135,606 and 4,036,248,
 respectively                                        4,135,000       4,039,000
Additional capital                                  20,129,000      17,854,000
Retained earnings                                   19,087,000      18,856,000
Net unrealized security gains(losses)                  (33,000)         42,000
                                                  -------------   -------------
Total Shareholders' Equity                          43,318,000      40,791,000
                                                  -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $433,587,000    $421,603,000
                                                  =============   =============

NOTE 1: The consolidated balance sheet at December 31, 1995 has been taken from the audited Financial Statements and condensed.

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                    LNB BANCORP, INC.                      UNAUDITED

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                           NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                              SEPTEMBER 30,
 OF INCOME                                            --------------------------
                                                            1996          1995
INTEREST INCOME:                                     ------------  ------------
Interest and Fees on Loans:
 Taxable                                              $19,136,000   $18,395,000
 Tax-Exempt                                                46,000        57,000
Interest and Dividends on Securities:
 Taxable                                                4,578,000     4,073,000
 Tax-Exempt                                               184,000       339,000
Interest on Federal funds sold and other
 interest bearing instruments                             167,000       171,000
                                                     ------------   -----------
TOTAL INTEREST INCOME                                  24,111,000    23,035,000
                                                     ------------   -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 or more                                    1,404,000     1,336,000
Interest on Other Deposits                              6,437,000     6,455,000
Interest on Federal funds purchases
 and securities sold under agreements
 to repurchase                                            690,000       848,000
Other Interest                                              7,000         1,000
                                                     ------------   -----------
TOTAL INTEREST EXPENSE                                  8,538,000     8,640,000
                                                     ------------   -----------
NET INTEREST INCOME                                    15,573,000    14,395,000
Provision for Possible Loan Losses                        425,000       300,000
NET INTEREST INCOME AFTER PROVISION                  ------------   -----------
 FOR POSSIBLE LOAN LOSSES                              15,148,000    14,095,000
                                                     ------------   -----------
OTHER INCOME:
Trust Division income                                     801,000       756,000
Service charges on deposit accounts                     1,546,000     1,008,000
Other Charges Fees and Exchanges                        1,291,000     1,399,000
Gains from Sales of Loans                                     -0-         9,000
Other operating income                                     64,000           -0-
                                                     ------------   -----------
TOTAL OTHER INCOME                                      3,702,000     3,172,000
STATEMENT CONTINUED ON NEXT PAGE                     ------------   -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          6,059,000     5,937,000
Net occupancy expense                                     939,000       914,000
Furniture and Equipment Expense                         1,630,000     1,499,000
FDIC deposit insurance premium                              1,000       351,000
Ohio Franchise Tax                                        427,000       387,000
Other operating expenses                                3,397,000     2,959,000
                                                      -----------   -----------
TOTAL OTHER EXPENSES                                   12,453,000    12,047,000
                                                      -----------   -----------

INCOME BEFORE FEDERAL INCOME TAXES                      6,397,000     5,220,000
 FEDERAL INCOME TAXES                                   2,117,000     1,646,000
                                                      -----------   -----------
    NET INCOME                                        $ 4,280,000   $ 3,574,000
                                                      ===========   ===========

PER SHARE DATA:
 EARNINGS                                                  $ 1.03        $  .87
                                                           ======        ======
 CASH DIVIDENDS                                            $  .44        $  .37
                                                           ======        ======

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                   Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                        THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          SEPTEMBER 30,
OF INCOME                                           --------------------------
                                                         1996          1995
INTEREST INCOME                                     ------------  ------------
 Interest and Fees on Loans:
 Taxable                                             $ 6,521,000   $ 6,318,000
 Tax-Exempt                                               15,000        18,000
Interest and Dividends on Securities:
 Taxable                                               1,553,000     1,391,000
 Tax-Exempt                                               49,000       122,000
Interest on Federal funds sold and other
 interest bearing instruments                             49,000        51,000
                                                    ------------   -----------
TOTAL INTEREST INCOME                                  8,187,000     7,900,000
                                                    ------------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                     507,000       514,000
Interest on other deposits                             2,137,000     2,194,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                                           240,000       224,000
Other interest                                             6,000           -0-
                                                    ------------   -----------
TOTAL INTEREST EXPENSE                                 2,890,000     2,932,000
                                                    ------------   -----------
NET INTEREST INCOME                                    5,297,000     4,968,000
Provision for possible loan losses                       125,000       100,000
NET INTEREST INCOME AFTER PROVISION                 ------------   -----------
 FOR POSSIBLE LOAN LOSSES                              5,172,000     4,868,000
                                                    ------------   -----------
OTHER INCOME:
Trust division income                                    265,000       279,000
Service charges on deposit accounts                      536,000       250,000
Other charges fees and exchanges                         439,000       555,000
Gains from sales of loans                                    -0-           -0-
Other operating income                                    14,000         5,000
                                                    ------------   -----------
TOTAL OTHER INCOME                                     1,254,000     1,089,000
STATEMENT CONTINUED ON NEXT PAGE                    ------------   -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                          2,049,000     2,173,000
Net occupancy expense                                     300,000       310,000
Furniture and equipment expense                           552,000       498,000
Ohio Franchise Tax                                        137,000       139,000
Other operating expenses                                1,114,000       937,000
                                                      -----------   -----------
TOTAL OTHER EXPENSES                                    4,152,000     4,057,000
                                                      -----------   -----------
INCOME BEFORE FEDERAL INCOME TAXES                      2,274,000     1,900,000
 FEDERAL INCOME TAXES                                     771,000       591,000
                                                      -----------   -----------
    NET INCOME                                        $ 1,503,000   $ 1,309,000
                                                      ===========   ===========


PER SHARE DATA:
 EARNINGS                                                  $  .36        $  .32
                                                           ======        ======
 CASH DIVIDENDS                                            $  .14        $  .14
                                                           ======        ======

   See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                         Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                         NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          SEPTEMBER 30,
OF CASH FLOWS                                         -------------------------
                                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:                 ------------ ------------
 Interest received                                    $23,953,000  $22,142,000
 Other income received                                  3,760,000    3,188,000
 Interest paid                                         (8,589,000)  (8,315,000)
 Cash paid for salaries and benefits                   (5,733,000)  (5,981,000)
 Net occupancy expense of premises paid                  (720,000)    (679,000)
 Furniture and equipment expenses paid                   (579,000)    (704,000)
 Cash paid for supplies and postage                      (716,000)    (676,000)
 Cash paid for other operating expenses                (3,362,000)  (2,643,000)
 Federal income taxes paid                             (2,060,000)  (1,480,000)
                                                      ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:              5,954,000    4,852,000
                                                      ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                                    9,667,000    2,912,000
 Proceeds from maturities of investment
  securities                                           18,971,000   24,313,000
 Purchase of securities available for sale            (10,446,000)  (3,943,000)
 Purchase of investment securities                    (17,725,000) (25,870,000)
 Net (increase) in long-term loans                    (21,297,000) (15,737,000)
 Net decrease in credit card loans                        200,000      154,000
 Purchases of bank premises, equipment
  and software                                         (1,094,000)  (1,568,000)
 Proceeds from sales of bank premises,
   and equipment                                            5,000          -0-
                                                      ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES                 (21,719,000) (19,739,000)
                                                      ------------ ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  non-interest bearing deposits                         3,012,000    2,628,000
 Net (decrease) in savings
  and passbook deposits                                (4,874,000) (15,518,000)
 Net increase in time deposits                          8,871,000   25,737,000
 Net increase in federal funds
  purchased and other interest bearing
  instruments                                           2,035,000    2,755,000
 Proceeds from Federal Home Loan Bank                     360,000          -0-
 Proceeds from exercise of stock options                  127,000      257,000
 Dividends paid                                        (1,790,000)  (1,507,000)
                                                      ------------ ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                             7,741,000   14,352,000
                                                      ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (8,024,000)    (535,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                               27,530,000   21,275,000
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                              $19,506,000  $20,740,000
                                                      ============ ============

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q                       LNB Bancorp, Inc.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at September 30, 1996, compared to December 31, 1995, and the results of operations for the nine months ending September 30, 1996 compared to the same period in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

LONG-LIVED ASSETS

The Corporation adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. This Statement establishes accounting for long-lived assets. Corporate management determined that the adoption of SFAS No. 121 did not have a significant impact on the carrying value of the long-lived assets or on net income during the nine months ended September 30, 1996.

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

2.   PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options, a two percent stock dividend and a five-for-four stock split which were approved by shareholders during 1996 and 1995, respectively.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $11,984,000 during the first nine months, to $433,587,000. A portion of this growth is attributable to the cyclical influx of municipal county tax money.

Federal funds sold and other interest bearing investments remained at $102,000 during the first nine months of 1995.

Total securities decreased $597,000 ending the third quarter at $103,969,000. At September 30, 1996 unrealized gains (losses)in the investment securities portfolio were approximately $524,000 and ($575,000), respectively.

Nonperforming assets at September 30, 1996 totaled $980,000, up from $108,000 at June 30, 1996. The third quarter increase in nonperforming assets of $872,000 resulted from loans being brought current in the amount of $53,000, loans charged-off in the amount of $4,000, reductions of other real estate owned of $0,000 and increases in nonaccrual loans of $929,000. The increase in nonaccrual loans in the third quarter of 1996 was due primarily to two commercial loan customers.

The level of nonperforming assets at September 30, 1996 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       09/30/96  06/30/96  03/31/96  12/31/95
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                 $  941    $   69    $1,198    $  732
  Restructured                    0         0         0         0
  Other Real Estate Owned        39        39        95         0
                             ------    ------    ------    ------
Total Nonperforming Assets   $  980    $  108    $1,293    $  732
                             ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets        419.6%  3,699.07%   305.1%    546.7%
                            ========   ======    ======   =======
Accruing loans past due
  90 days                       396       243       183         0
                             ======    ======    ======    ======

Net loans increased $20,477,000 during the first nine months to $292,968,000 at September 30, 1996. The reserve for possible loan losses ended the quarter at $4,112,000 supported by a provision for loan losses of $425,000, recoveries of $164,000 and loan charge-offs of $479,000. The reserve for possible loan losses as a percentage of ending loans decreased .02% from 1.40% at December 31, 1995 to 1.38% at September 30, 1996. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 1996, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totalling $62,933,000 and $61,718,000 at September 30, 1996 and 1995,
respectively. The consistent outstanding loan and credit commitments balance from 1995 to 1996 results from loan demand due to good local economic conditions.

Total deposits increased $7,009,000 during the first nine months to $360,464,000. Non-interest bearing deposits increased to $63,175,000, at September 30,1996 for an increase of $3,012,000, while interest bearing deposits climbed to $297,289,000 for an increase of $3,997,000. Federal funds purchased and securities sold under agreements to repurchase increased $4,277,000 during the first nine months of 1996. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 1996, short-term security investments with maturities of one year or less totalled $24,427,000 which represented 23.5% of total securities. Adding cash and due from banks of $19,404,000, total liquid assets represented 10.1% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks and the Federal Home Loan Bank which exceed $15,000,000.

CAPITAL RESOURCES

Total shareholders' equity increased to $43,318,000, at September 30, 1996. The increase resulted primarily from $4,280,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $1,805,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The increase in interest rates experienced in the first three quarters of 1996 has caused a decrease in the market value of these securities which resulted in a reduction of shareholders' equity of $75,000 for the nine months ended
September 30, 1996.

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

The Corporation's capital and leverage ratios as of September 30, 1996 and 1995 follow.
                                                September 30
                                              -----------------
                                               1996       1995
                                              ------     ------
      Tier I capital ratio                    16.71%     17.02%
      Required Tier I capital ratio            4.00%      4.00%
      Total capital ratio                     17.96%     18.27%
      Required total capital ratio             8.00%      8.00%
      Leverage ratio                          10.26%      9.90%
      Required leverage ratio                  3.00%      3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

The Corporation has filed an application with the Comptroller of Currency to secure approval for a branch office in Westlake.

There were no material commitments outstanding at September 30, 1996, other than the loan and credit commitments.

RESULTS OF OPERATIONS

Interest and fees on loans increased by $730,000 when compared to the first nine months of 1995. This was the net result of the impact of slight increases in rates in conjunction with loan portfolio growth of $20,587,000. Interest and dividends on securities was $4,762,000 for the first nine months of 1996 for an increase of $319,000 over the same period in 1995. Interest and dividends on securities represented 19.8% of total interest income at September 30, 1996 compared to 19.1% at September 30, 1995. Interest on Federal funds sold and other interest bearing instruments was $162,000 at September 30, 1996 compared to $171,000 at September 30, 1995. The decrease resulted from declining average balances invested in this form of financial instrument along with lower interest rates.

Total interest expense decreased by $102,000 when compared to the first nine months of 1995. The decrease resulted from increases in average balances of certificates of deposit and checkinvest accounts coupled with decreases in interest rates paid on certificates of deposit and checkinvest accounts.

Total other income increased by $530,000 when compared to the first nine months of 1995. This increase resulted from increases in income from fiduciary fees of $45,000, increases in service charges of $399,000 and increases in other charges of $43,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other charges is the result of pricing increases in credit card and merchant fees. Other income increased by $64,000 and gains from sales of loans decreased by $9,000 respectively.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the nine months ended September 30, 1996 was $12,453,000, 3.4% above the first nine months of 1995. This increase was due primarily to increases in salaries and employee benefits, net occupancy expense, furniture and equipment expense, and the impacts of inflation.

The effective tax rate increased from 31.5% during the first nine months of 1995 to 33.1% during the first nine months of 1996. The increase in the effective tax rate is due primarily to the decrease in tax exempt interest income. Net income was $4,280,000 and $3,574,000 for the nine months ended September 30, 1996 and 1995, respectively. Net income per share after adjusting for the two percent stock dividend in 1996 and the five-for-four stock split in 1995 was $1.03 and $.87 for the nine months ended September 1996 and 1995, respectively.

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

"The President's Reform Plan for the Savings and Loan Industry" and subsequent action by the FDIC:
Effective date (direct impact on the Corporation): January 1, 1990
Impact on the Corporation: During 1993, a risk-related assessment system was developed by the Federal Deposit Insurance Corporation. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. The FDIC approved a new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The new rates became effective September 15, 1995 and are applied retroactive to June 1, 1995. The Bank was assigned the lowest deposit insurance assessment rate under the September 15, 1995 guidelines. During the nine months ended September 30, 1996, the Bank paid FDIC Deposit Insurance Premiums of $1,000 compared to $351,000 for the same period in 1995. The lower 1996 FDIC Premium results from the new rate which was effective September 15, 1995.

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

ITEM 5  - Other Information

     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (b) Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 1996 - EDGAR Version.

     (c)  Exhibit (27) - Financial Data Schedule.

     (d) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 10, 1996                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: November 10, 1996                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis,
                                        Vice President and
                                         Chief Accounting Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit                            Page
   Number                                                             Number

    (11)    Computation of Shares Used for Earnings Per Share
            Calculations                                                 20

    (19)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 1996 - EDGAR Version.                     21

    (27)    Financial Data Schedule.                                     27

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                  (For the nine months ended September 30, 1996)

                           S - K Reference Number (11)




     Computation of Shares Used for Earnings Per Share Calculation.




                                                   Nine Months Ended
                                                     September 30
                                                  --------------------
                                                     1996      1995
                                                  ---------  ---------

      Weighted Average Shares Outstanding         4,125,664  4,096,431

      Common Stock Equivalents (Stock Options)       10,590     19,168
                                                  ---------  ---------
                                                  4,136,254  4,115,599
                                                  =========  =========

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1996)

                           S - K Reference Number (19)





                     Third Quarter Report to Shareholders of
                   LNB Bancorp, Inc. (dated September 30, 1996)
                                 EDGAR Version







DESCRIPTION:
Two sided pamphlet: Backside cover containing the list of Customer Service Locations of Lorain National Bank and outside green cover with beige lettering stating LNB Bancorp, Inc., Quarterly Report, September 30, 1996 along with logo.

Inside contains: Unaudited Consolidated Balance Sheets for period ending September 30, 1996 and September 30, 1995, respectively and unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 1996 and September 30, 1995, respectively.

Consolidated Balance Sheets

                                                         September 30
                                                ------------------------------
                                                    1996             1995
                                                --------------  --------------
ASSETS:
Cash and Due from Banks                          $ 19,404,000    $ 20,040,000
Federal Funds Sold and Other Interest Bearing
  Instruments                                         102,000         700,000
Securities Available for Sale                      14,244,000      10,326,000
Investment Securities                              89,725,000      91,946,000
Loans                                             297,080,000     277,056,000
Reserve for Possible Loan Losses                   (4,112,000)     (3,938,000)
-------------------------------------------------------------------------------
NET LOANS                                         292,968,000     273,118,000
 ------------------------------------------------------------------------------
Premises and Equipment (net)                       10,863,000      10,856,000
Other Assets                                        6,281,000       6,493,000
------------------------------------------------------------------------------
TOTAL ASSETS                                     $433,587,000    $413,479,000
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits                    $ 63,175,000    $ 59,724,000
Interest Bearing Deposits                         297,289,000     288,342,000
------------------------------------------------------------------------------
TOTAL DEPOSITS                                    360,464,000     348,066,000
------------------------------------------------------------------------------
Federal Funds Purchased                                   -0-             -0-
Securities Sold under Repurchase
  Agreements                                       26,203,000      21,926,000
Other Liabilities                                   3,602,000       3,517,000
------------------------------------------------------------------------------
TOTAL LIABILITIES                                 390,269,000     373,509,000
------------------------------------------------------------------------------
Common Stock                                        4,135,000       4,036,000
Additional Capital                                 20,129,000      17,836,000
Retained Earnings                                  19,087,000      18,074,000
Net Unrealized Security Gains(Losses)                 (33,000)         24,000
------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         43,318,000      39,970,000
------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                            $433,587,000    $413,479,000
------------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                         Nine Months Ended
                                                             September 30
                                                    ----------------------------
                                                          1996           1995
                                                   -------------  -------------
INTEREST INCOME:
Interest and Fees on Loans                           $19,182,000    $18,452,000
Interest and Dividends on Securities                   4,767,000      4,412,000
Interest on Federal Funds Sold                           162,000        171,000
--------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                 24,111,000     23,035,000
-------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest Deposits                                      7,841,000      7,791,000
Interest on Securities Sold Under
  Repurchase Agreements                                  690,000        848,000
Other Interest Expense                                     7,000          1,000
--------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                 8,538,000      8,640,000
-------------------------------------------------------------------------------
NET INTEREST INCOME                                   15,573,000     14,395,000
Provision for Loan Losses                                425,000        300,000
-------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            15,148,000     14,095,000
--------------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                                  801,000        756,000
Fees and Service Charges                               2,836,000      2,407,000
Gains From Sales of Loans and Securities                     -0-            -0-
Other Operating Income                                    65,000          9,000
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                     3,702,000      3,172,000
--------------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                         6,059,000      5,937,000
Net Occupancy Expense                                    939,000        914,000
Furniture and Equipment Expenses                       1,630,000      1,499,000
FDIC Deposit Insurance Premium                             1,000        351,000
Ohio Franchise Tax                                       427,000        387,000
Other Operating Expenses                               3,397,000      2,959,000
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                  12,453,000     12,047,000
--------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                     6,397,000      5,220,000
Federal Income Taxes                                   2,117,000      1,646,000
-------------------------------------------------------------------------------
NET INCOME                                            $4,280,000     $3,574,000
-------------------------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                                $ 1.03        $  .87
-------------------------------------------------------------------------------
DIVIDENDS DECLARED                                        $  .44        $  .37
===============================================================================
The per share data has been adjusted to reflect the 2% stock dividend in 1996 and the 5-for-4 stock split in 1995. Net income per share is based on weighted average common and common equivalent shares outstanding.

Outside Cover: 2 column format

Customer Service Locations

Bank Offices                        Second Street Office
                                    221 Second Street
Amherst Office                      Elyria, Ohio
1175 Cleveland Avenue               (216) 323-4621
Amherst, Ohio
(216) 988-4423                      Vermilion Office
                                    4455 Liberty Avenue
Avon Lake Office                    Vermilion, Ohio
240 Miller Road                     (216) 967-3124
Avon Lake, Ohio
(216) 933-2186                      The Crossing of Westlake Office
                                    30210 Detroit Road
Cleveland Street Office             Westlake, Ohio
801 Cleveland Street                (216) 892-9696
Elyria, Ohio
(216) 365-8397                      West Park Drive Office
                                    2130 West Park Drive
Kansas Avenue Office                Lorain, Ohio
1604 Kansas Avenue                  (216) 989-3131
Lorain, Ohio
(216) 288-9151                     Community-Based Automated
                                   Teller Machine Locations
Lake Avenue Office
42935 E. North Ridge Road           Convenient Food Mart
Elyria, Ohio                        Cash Machine
(216) 233-7196                      5375 West Erie Avenue
                                    Lorain, Ohio
Main Office*
457 Broadway                        Lakeland Medical Center
Lorain, Ohio                        3700 Kolbe Road
(216) 244-7185                      Lorain, Ohio

Sixth Street Drive-In               Lorain Community/St. Joseph
200 Sixth Street                    Regional Health Center
Lorain, Ohio                        205 W. 20th Street
(216) 244-7242                      Lorain, Ohio

Oberlin Office                      Lorain County Community College
40 East College Street              1005 N. Abbe Road
Oberlin, Ohio                       Elyria, Ohio
(216) 775-1361
                                    Lorain Plaza
Kendal at Oberlin Office            1147 Meister Road
600 Kendal Drive                    Lorain, Ohio
Oberlin, Ohio
(216) 774-5400                      Lowe's Home Improvement
                                    Warehouse
Olmsted Office                      620 Midway Boulevard
27095 Bagley Road                   Elyria, Ohio
Olmsted Twp., Ohio
(216) 235-4600                      Midway Mall Food Court
                                    3343 Midway Mall
Pearl Avenue Office                 Elyria, Ohio
2850 Pearl Avenue
Lorain, Ohio                        Route 60 and Sailorway Drive
(216) 277-1103                      1317 State Route 60
                                    Vermilion, Ohio

Oberlin Avenue Office               *Drive-up ATM is available at
3660 Oberlin Avenue                  Sixth Street Drive-In.  All other
Lorain, Ohio                         offices feature ATMs.
(216) 282-9196


Frontside cover description:
Green background, beige lettering.
(Logo)  LNB
        Bancorp, Inc.
        and its subsidiary Lorain National Bank
(bottom middle of outside cover)

QUARTERLY REPORT
(middle right side of frontside cover)

LNB Bancorp, INC.
(middle right side of frontside cover)

September 30, 1996
(bottom right side of frontside cover)

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1996)

                           S - K Reference Number (27)



                             Financial Data Schedule
                        (Follows as a separate document)