Form 10-K
period 1996-12-31
LNB BANCORP INC
filed 1997-03-27
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

            Annual Report Pursuant to Section 13 OR 15(d) of
                  the Securities Exchange Act of 1934

 For the fiscal year ended                      Commission file
    December 31, 1996                           number 0-13203

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was approximately $85,563.000.

   The number of shares of Registrant's Common Stock outstanding on February 28, 1997 was 4,138,533.

   Portions of the 1996 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 17, 1997 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1996



                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            2
            c. Description of LNB Bancorp, Inc.'s Business         3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                5
            e. Statistical Disclosure by Bank Holding
               Companies                                           6
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      6
                II. Investment Portfolio                           6
               III. Loan Portfolio                                 9
                IV. Summary of Loan Loss Experience               12
                 V. Deposits                                      14
                VI. Return on Equity and Assets                   15
               VII. Short-Term Borrowings                         16
  Item  2   Properties                                            16
  Item  3   Legal Proceedings                                     17
  Item  4   Submission to Matters to a Vote of Shareholders       17

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           18
  Item  6   Selected Financial Data                               18
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         18
  Item  8   Financial Statements and Supplementary Data           19
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   19

PART III
  Item 10   Directors and Executive Officers of the Registrant    20
  Item 11   Executive Compensation                                20
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        20
  Item 13   Certain Relationships and Related Transactions        21

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   22

SIGNATURES                                                        23

EXHIBIT INDEX                                                     25

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

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc. is a $438 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank has sixteen banking offices in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion and Westlake.
The Bank is a full service bank offering a wide range of commercial and personal banking services. These services include checking accounts, savings accounts, certificates of deposit, IRA's, Fortune Fifty (a Senior Citizen program), Keogh plans, commercial loans, real estate loans, installment loans, home equity loans, Small Business Administration loans, Visa card, student loans, safe deposit boxes, night depository, U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, wire transfers, electronic funds transfer, utility bill collections, computer services, notary public service, personal computer based cash management service, 24 hour telephone banking with bill paying service, and discount brokerage services.

The Trust and Investment Management Division of the Bank performs complete trust administrative functions and offers agency and trust services to individuals, partnerships, corporations, institutions and municipalities.

The Bank is not dependent upon any one significant customer or specific industry. The business of the Corporation is not seasonal to any material degree.

In the opinion of management, LNB Bancorp, Inc. does not have exposure to material costs associated with environmental hazardous waste clean up.

Competition

The banking business is and will continue to be highly competitive.  The
Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $438 million to over $102 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions was approximately 12.77% and 11.91% in 1996 and 1995, respectively.

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

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(10) on page 16 of the LNB Bancorp, Inc. 1996 Annual Report. This note is incorporated herein by reference.

The Bank is subject to the provisions of the National Bank Act. The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Under the Act, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

The Corporation and its subsidiary bank are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisition or merger involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented on page 16 of the LNB Bancorp, Inc. 1996 Annual Report and is incorporated herein by reference.

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

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) which covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Under current FDIC practices, the Bank will not be required to pay deposit insurance premiums during 1997. However, The Bank will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted.
The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 27 of the LNB Bancorp, Inc. 1996 Annual Report.

Employees

As of December 31, 1996, the Corporation and the Bank employed 218 full-time employees and 67 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1996 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 1996, 1995, and 1994 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1996 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1996 and 1995 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 23 of the LNB Bancorp, Inc. 1996 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
(Amounts in Thousands)                   1996          1995         1994
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $ 14,380     $ 14,768     $  9,767
 Equity securities                       1,722          393          370
-------------------------------------------------------------------------
Total securities available for sale     16,102       15,161       10,137
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury securities               69,673       69,422       80,112
 Securities of other U.S. Government
  agencies and corporations             16,500       14,500        1,500
 States and political subdivisions       2,685        5,483        7,775
-------------------------------------------------------------------------
Total investment securities             88,858       89,405       89,387
-------------------------------------------------------------------------
Total securities                      $104,960     $104,566     $ 99,524
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

Maturities of nonequity securities owned by the Corporation as of December 31, 1996 are presented below:
                                         Maturing
                     ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities          $ 5,363 $ 9,017     $    0        $  0   $ 14,380
-------------------------------------------------------------------------
Total securities
 available for sale      5,363   9,017          0           0     14,380
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities            13,745  54,933         995          0     69,673
 Securities of other
  U.S. Government
  agencies and
  corporations           3,500  13,000          0           0     16,500
 States and political
  subdivisions             544   1,692         318         131     2,685
-------------------------------------------------------------------------
Total investment
 securities             17,789  69,625       1,313         131    88,858
-------------------------------------------------------------------------
Total securities       $23,152 $78,642     $ 1,313       $ 131  $103,238
-------------------------------------------------------------------------

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES

The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1996:

                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities         5.43      5.44       N/A          N/A      5.44
-------------------------------------------------------------------------
Total securities
 available for sale   5.43      5.44       N/A          N/A      5.44
-------------------------------------------------------------------------
Investment securities:
 U.S. Treasury
  securities          6.07      6.21       7.96         N/A      6.21
 Securities of other
  U.S. Government
  agencies and
  corporations        7.49      6.29       N/A          N/A      6.54
 States and political
  subdivisions (1)    8.36      7.73       8.58         7.55     7.95
-------------------------------------------------------------------------
Total investment
 securities           6.42      6.26       8.11         7.55     6.32
-------------------------------------------------------------------------
Total securities      6.19      6.16       8.11         7.55     6.19
-------------------------------------------------------------------------

(1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1996.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                       ---------------------------------------------------
(Amounts in Thousands)   1996       1995      1994       1993       1992
--------------------------------------------------------------------------
Commercial           $113,170   $105,847  $104,209   $105,289   $ 98,514
Mortgage              138,455    124,012   114,611    100,140     94,787
Installment            27,683     23,310    19,933     18,554     17,939
Consumer revolving
 lines of credit       22,765     23,324    23,054     21,774     22,530
--------------------------------------------------------------------------
TOTAL LOANS           302,073    276,493   261,807    245,757    233,770
Reserve for possible
 loan losses           (4,116)    (4,002)   (3,832)    (3,714)    (3,406)
--------------------------------------------------------------------------
NET LOANS            $297,957   $272,491  $257,975   $242,043   $230,364
==========================================================================


B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1996

(Amounts in Thousands)               1996
----------------------------------------------
Maturing in one year or less    $  15,620
Maturing after one year,
 but within five years             22,335
Maturing beyond five years         75,215
----------------------------------------------
TOTAL COMMERCIAL LOANS          $ 113,170
==============================================
Loans repricing beyond one year:
 Fixed rate                         7,251
 Variable rate                     90,299
----------------------------------------------
TOTAL                           $  97,550
==============================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other real estate owned, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      1996    1995    1994    1993    1992
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $ 641  $   511  $  318  $  438  $  801
   Commercial loans         114      221       0     420      90
   Consumer loans            10        0       0       0      38
-----------------------------------------------------------------
  Total nonaccrual loans    765      732     318     858     929
   Restructured loans         0        0       0       0       0
   Other Real Estate owned   39        0       0       0       0
  Total nonperforming
   assets                 $ 804    $ 732  $  318  $  858  $  929
-----------------------------------------------------------------

 Reserve for possible
  loan losses to
  nonperforming assets     511.9%  546.7% 1,205.4% 432.8%  366.6%
=================================================================
  Accruing loans past due
    90 days               $  357  $  725  $  419  $  407  $  109
  Potential problem
   loans                   1,066     942   1,197   1,095   2,669
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

The level of nonperforming assets remains at a relatively low level from 1992 through 1996, except for 1994. The amount of nonperforming loans at December 31, 1994 was lower than in other years due to the charge-off of a large credit in late 1994. The lower level of nonperforming loans at December 31, 1994, is not, by itself an adequate measure of the credit risk in the loan portfolio. The level of nonperforming loans at December 31, 1994 was at a trough because of the aforementioned charge-off and is not indicative of the credit risk in the loan portfolio. The ratio of the reserve for possible loan loss to nonperforming assets decreased from 1,205.4% in 1994 to 546.7% in 1995 and decreased to 511.9% in 1996. The 1996 decrease is the result of net increases in nonperforming loans in the amount of $72,000.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ending December 31, 1996, the interest income that would have been earned on the nonaccrual loans in the loan portfolio at year end, would have been approximately $74,000; however, the interest income actually earned and reported as income in 1996 amounted to approximately $27,000.

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

2. Potential Problem Loans - As shown in the table on page 10 of Form 10-K, at December 31, 1996, there are approximately $1,066,000 of loans identified on management's watch list which includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

The increase in potential problem loans during 1992 is due, in part, to the lag between the weakened condition of the local economy from 1990 through the first half of 1992 and its subsequent effect on local businesses which have borrowed from the Bank. The decrease in the potential problem loans in 1993, 1994, 1995, and 1996 is due in part to improved national and local economic conditions.

3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 1996, 1995 or 1994.

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

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1996, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (17) of the "Notes to Consolidated Financial Statements" which appears on page 19 of the LNB Bancorp, Inc. 1996 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 1996, there are no other interest-bearing assets that would be required to be disclosed under Item III
C.1 or 2 if such assets were loans. The Corporation had $39,000 and $0 in Other Real Estate Owned at December 31, 1996, and 1995, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for Possible Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1996     1995     1994     1993     1992
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 4,002  $ 3,832  $ 3,714  $ 3,406   $2,803
Charge-offs:
 Commercial                 (296)    (100)    (190)    (177)     (71)
 Real Estate                (185)    (209)    (141)    (222)     (71)
 Consumer                   (191)    (140)     (68)    (116)    (230)
----------------------------------------------------------------------
  Total charge-offs         (672)    (449)    (399)    (515)    (372)
Recoveries:
 Commercial                   61      163       18       70       38
 Real Estate                  67        5       57      152      152
 Consumer                     58       51       42      101       85
----------------------------------------------------------------------
  Total recoveries           186      219      117      323      275
----------------------------------------------------------------------
Net charge-offs             (486)    (230)    (282)    (192)     (97)
----------------------------------------------------------------------
PROVISION FOR POSSIBLE
 LOAN LOSSES                 600      400      400      500      700
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 4,116   $4,002  $ 3,832  $ 3,714  $ 3,406
======================================================================

ANALYTICAL DATA

BALANCES:
 Average total loans    $287,809 $272,011 $252,345 $237,671 $227,780
 Total loans at year
  end                    302,073  276,493  261,807  245,757  233,770
 Net charge-offs             486      230      282      192       97
Provision for
  possible loan
  losses                     600      400      400      500      700
Reserve for possible
  loan losses at year
  end                      4,116    4,002    3,832    3,714    3,406
RATIOS:
Net charge-offs to:
 Average total loans         .17%    0.08%    0.11%    0.08%    0.04%
 Total loans at year
  end                        .16     0.08     0.11     0.08     0.04
 Provision for possible
  loan losses              81.00    57.50    70.50    38.40    13.86
 Reserve for possible
  loan losses              11.81     5.75     7.36     5.17     2.85
Reserve for possible
 loan losses to:
 Average total loans        1.43     1.47     1.52     1.56     1.50
 Total loans at year
  end                       1.36     1.45     1.46     1.51     1.46

The higher amount of 1996 net charge-offs and the higher provision for possible loan losses charge to expense resulted from increases in net charge-offs of commercial and consumer loans. The decreasing trend in the provision for possible loan losses charged to expense which occurred from 1993 through 1995 resulted from the influences of an improvement in the local and national economy. The level of net charge-offs in 1997 is expected to be comparable to the 1996 level.

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

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Possible Loan Losses on page 13 of the Form 10-K are presented in the following table:

(Amounts in Thousands)       1996    1995    1994    1993   1992
------------------------------------------------------------------
  Commercial                $ 235    $(63)   $172    $107    $ 33
  Real estate                 118     204      84      70     (81)
  Consumer                    133      89      26      15     145
------------------------------------------------------------------
  Total net charge-offs     $ 486    $230    $282    $192    $ 97
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

 (Amounts in Thousands)       1996    1995   1994   1993    1992
 ----------------------------------------------------------------
  Commercial                $1,429  $1,597  $1,487  $1,036 $  819
  Real estate                  803     651     623     485    469
  Consumer                     381     363     348     313    321
  Off-balance sheet risk       250     250     250     250    150
  Unallocated                1,253   1,141   1,124   1,630  1,647
------------------------------------------------------------------
  TOTAL                     $4,116  $4,002  $3,832  $3,714 $3,406
==================================================================

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1996, 1995 and 1994 provision for possible loan losses exceeded net charge-offs by $114,000, $170,000 and $118,000 respectively. The allocated portion of the reserve for possible loan losses has remained relatively consistent during 1992 through 1993. The Bank allocates a portion of the reserve for possible loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to commercial and real estate loans increased in 1994, 1995 and 1996 due to changes in credit risk in those areas.

With the adoption of SFAS No. 114 in 1995, it is anticipated that the allowance for possible loan losses in future filings will not be materially different from the 1995 or 1996 allocation due to the current risk inherent in the loan portfolio. The major risk classifications used to aggregate loans for application of SFAS No.114 are commercial, mortgage, and consumer loans.

The following table shows the percentage of loans in each category to total loans at year end:

                     1996     1995     1994    1993     1992
-------------------------------------------------------------
 Commercial         37.5%    38.3%    39.8%    42.8%   42.1%
 Real estate        45.8     44.8     43.8     40.8    40.6
 Consumer           16.7     16.9     16.4     16.4    17.3
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------

The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans has decreased each year from 1992 through 1993 and leveled off in 1994 while increasing in 1995. The commercial loans percentage has increased from 1992 through 1993. During 1994 the commercial loans as a percentage of total loans decreased by three percent with a related increase in real estate loans of three percent. During 1995 Real estate loans increased by 1 percent and Consumer loans increased by .5%, while Commercial loans decreased by the related 1.5%. During 1996, Real estate loans increased by 1.0% with a related decrease in commercial loans of .8% and consumer loans of .2%.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.

                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1996           1995         1994
----------------------------------------------------------------
Demand deposits            $ 58,989       $ 55,456     $ 53,287
NOW accounts                 45,983         44,646       46,253
Money market accounts        21,650         25,578       33,034
Savings deposits             92,570         91,845       96,485
Time deposits               139,028        128,977      100,197
----------------------------------------------------------------
Total                      $358,220       $346,502     $329,256
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                  Years ended December 31,
                       ----------------------------------------
                         1996           1995          1994
---------------------------------------------------------------
NOW accounts             1.61%          1.89%         1.95%
Money market accounts    1.95           2.10          2.18
Savings deposits         2.20           2.27          2.31
Time deposits            5.25           5.52          3.91
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1996.

Maturing within 3 months             $ 26,904
After 3 but within 6 months             5,928
After 6 but within 12 months            3,626
After 12 months                         1,875
----------------------------------------------
Total                                $ 38,333
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is presented in the tabular form below.

    December 31,            1996    1995    1994    1993    1992
----------------------------------------------------------------
Return on average assets    1.37%   1.21%   1.13%   1.08%   1.07%
Return on average equity   13.70   12.72   12.16   11.90   12.17
Dividend payout ratio      44.28   43.47   42.98   42.81   40.64

Average equity to
 average assets            10.01    9.55    9.31    9.11    8.78
Net interest margin         5.33    5.14    5.09    5.10    5.28

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1996, 1995 and 1994 follows:

(Amounts in Thousands)         1996         1995        1994
----------------------------------------------------------------
Federal funds purchased
 and securities sold under
 repurchase agreements
At December 31:
 Outstanding                $23,386      $24,148     $19,171
 Interest Rate                 4.22%        4.98%       5.36%
Average for the period:
 Outstanding                $21,465      $22,864     $21,106
 Interest rate                 4.75%        4.85%       3.58%
 Maximum month-end
  outstanding               $34,076      $29,121     $30,750
Construction line of credit
 At December 31:
  Outstanding               $     0      $     0     $     0
  Interest rate               0.000%       0.000%      0.000%
 Average for the period:
  Outstanding               $     0      $     0     $ 2,061
  Interest rate               0.000%       0.000%      4.895%
 Maximum month-end
  outstanding               $     0      $     0     $ 2,750

ITEM 2 - PROPERTIES

THE LORAIN NATIONAL BANK

The principal executive offices are located at its Main Office, 457 Broadway, Lorain, Ohio. The Bank owns the land and buildings occupied by the Main Office, twelve of its branch banking offices, the Branch Administration Building, and the Computer Operations Center. The remaining three branch offices are subject to lease obligations with various lessors and varying lease terms. There is no outstanding mortgage debt on any of the properties which the bank owns. In January of 1997, the Bank entered into two lease agreements to rent branch banking offices in Cuyahoga County at The Renaissance and Westlake Village.

Listed below are the branches/customer service facilities of the Bank and their locations:

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue, Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              Lake Avenue & Route 254, Elyria
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Sixth Street Auto Bank          200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Second Street Office            221 Second Street, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
   Olmsted Office                  27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Kendal at Oberlin Office        600 Kendal Drive, Oberlin
   Computer Operations Center      2130 West Park Drive, Lorain
   Maintenance Building            2140 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996 there were no matters submitted to a vote of security holders.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on pages 1 and 16 of the LNB Bancorp, Inc. 1996 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,021`as of February 28, 1997.
Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 29 of the LNB Bancorp, Inc. 1996 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 22 - 27 of the LNB Bancorp, Inc. 1996 Annual Report. Also, see Item 8 - Financial Statements and Supplementary Data.

In March 1997, Ford Motor Company announced that it would cease production of the Ford Thunderbird and Mercury Cougar at its Lorain, Ohio assembly plant.
This will result in the lay-off of 1,800 local Ford Motor Company employees in the third quarter of 1997. The immediate impact on the local economy should be minimal due to the fact that the laid-off employees will continue to receive a significant portion of their wages under union benefit agreements. Also, there has been significant growth in the number of new jobs in the local industries and this trend is expected to continue. There will be a "trickle down" effect through the area caused by the subsequent lay-off of employees in satellite industries and reduction of tax revenues collected by local government and school districts. Lorain National Bank has analyzed the impact of the lay-offs and their subsequent economic impact and has made the initial determination that they should not have a material impact on its financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditor's Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1996 Annual Report (Exhibit 13), pages 6 through 21. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included on page 28 of the LNB Bancorp, Inc. 1996 Annual Report.

   Consolidated Balance Sheets as of December 31, 1996 and 1995

   Consolidated Statements of Income
    for Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

   Notes to Consolidated Financial Statements
    December 31, 1996, 1995 and 1994

   Report of Management

   Independent Auditors' Report

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None
































      20                          PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All Directors of the Bank, prior to the merger, became Directors of the Bank and of the Corporation. The Officers of the Bank, prior to the merger, became Officers of the Bank and certain Executive Officers became Officers of the Corporation.

"Election of Directors" and "Director's Committees" on pages 3 through 5 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 1997) is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.
                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Mitchell J. Fallis   Vice President and             (Not a Director)
(42)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Senior Vice President,         (Not a Director)
(46)                 Chief Operating Officer and
                     Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President,         (Not a Director)
(50)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

Sandra L. Kotradi    Vice President and             (Not a Director)
(51)                 Chief Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President,         (Not a Director)
(59)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President,         (Not a Director)
(50)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 7 through 12 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 1997) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained on page 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 1997), relating to "Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on page 13 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 1997) is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7 and 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 1997) is incorporated herein by reference.

Analysis of Loans to Related Parties:

The information contained in Note (11) "Transactions with Related Parties" on page 16 of the LNB Bancorp, Inc. 1996 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, KPMG Peat Marwick LLP, dated January 24, 1997, appear on pages 6 through 21 of the LNB Bancorp, Inc. 1996 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1996 and 1995

         Consolidated Statements of Income for Years Ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for Years Ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for Years
           Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements for Years
          Ended December 31, 1996, 1995 and 1994

         Report of Management

         Independent Auditors' Report

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 25 of this Form 10-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1996

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 25 of this Form 10-K.

(d) See Item 14(a)(2) above.

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

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/ Thomas P. Ryan

                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


/s/ James L. Bardoner         DIRECTOR        March 18, 1997
-----------------------
James L. Bardoner


/s/ Daniel P. Batista         DIRECTOR        March 18, 1997
-----------------------
Daniel P. Batista


/s/ Robert M. Campana         DIRECTOR        March 18, 1997
-----------------------
Robert M. Campana


/s/ Wellsley O. Gray          DIRECTOR        March 18, 1997
-----------------------
Wellsley O. Gray


/s/ David M. Koethe           DIRECTOR        March 18, 1997
-----------------------
David M. Koethe


/s/ Benjamin G. Norton        DIRECTOR        March 18, 1997
-----------------------
Benjamin G. Norton


/s/ Jeffrey F. Riddell        DIRECTOR        March 18, 1997
-----------------------
Jeffrey F. Riddell

/s/ T. L. Smith, M.D.         DIRECTOR        March 18, 1997
-----------------------
T. L. Smith, M.D.


/s/ Eugene M. Sofranko        DIRECTOR        March 18, 1997
-----------------------
Eugene M. Sofranko


/s/ Paul T. Stack             DIRECTOR        March 18, 1997
-----------------------
Paul T. Stack


ABSENT - EXCUSED              DIRECTOR        March 18, 1997
-----------------------
Leo Weingarten


/s/ Stanley G. Pijor      CHAIRMAN OF THE     March 18, 1997
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor



                          PRESIDENT, CHIEF    March 18, 1997
/s/ James F. Kidd         EXECUTIVE OFFICER
-----------------------   AND DIRECTOR
James F. Kidd

                          SENIOR VICE
/s/ Gregory D. Friedman   PRESIDENT,          March 18, 1997
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman       OFFICER AND CHIEF
                          OPERATING OFFICER


/s/ Mitchell J. Fallis    VICE PRESIDENT AND  March 18, 1997
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis        OFFICER

                                  LNB Bancorp, Inc.

                                    Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K
    S-K
 Reference
   Number  Exhibit                           Method of Filing

   (10)    Material Contracts

           (a)Supplemental Retirement Agreement by      Previously filed as
           and between James F. Kidd and The            Exhibit (10a) to
           Lorain National Bank dated July 30, 1996.    Quarterly Report
                                                        Form 10-Q (Commission
                                                        File no.0-13203) for
                                                        the quarter ended
                                                        June 30, 1996, and
                                                        incorporated herein
                                                        by reference.

           (b)Supplemental Retirement Agreement by      Previously filed as
           and between Thomas P. Ryan and The           Exhibit(10b) to
           Lorain National Bank dated July 30, 1996.    Quarterly Report on
                                                        Form 10-Q (Commission
                                                        File no. 0-13203) for
                                                        the quarter ended
                                                        June 30, 1996, and
                                                        incorporated herein
                                                        by reference.

          (c)Supplemental Retirement Agreement by       Previously filed as
          and between Gregory D. Friedman and The       Exhibit (10.c) to
          Lorain National Bank dated July 30, 1996.     Quarterly Report on
                                                        Form 10-Q (Commission
                                                        File no. 0-13203) for
                                                        the quarter ended
                                                        June 30, 1996, and
                                                        incorporated herein
                                                        by reference.

          (d)Employment Agreement by and between        Previously filed as
           James F. Kidd and LNB Bancorp, Inc. and      Exhibit (10a) to
           The Lorain National Bank dated September     Quarterly Report on
           11, 1995.                                    Form 10-Q (Commission
                                                        File no. 0-13203) for
                                                        the quarter ended
                                                        September 30, 1995, and
                                                        incorporated herein
                                                        by reference.

    S-K
 Reference
   Number  Exhibit                           Method of Filing

          (e)Employment Agreement by and between        Previously filed as
           Thomas P. Ryan and LNB Bancorp, Inc. and     Exhibit (10b) to
           The Lorain National Bank dated September     Quarterly Report on
           11, 1995.                                    Form 10-Q (Commission
                                                        File no. 0-13203 for
                                                        the quarter ended
                                                        September 30, 1995,
                                                        and incorporated herein
                                                        by reference.

   (11)       Computation of Shares Used for
              Earnings Per Share Calculation.


   (13)       LNB Bancorp, Inc. 1996 Annual
              Report to Shareholders.

   (21)       Subsidiary of LNB Bancorp, Inc.

   (22)       Notice of Annual Meeting to
              Shareholders and Proxy Statement
              (dated March 17, 1997).

   (23)       Consent of Independent Accountants.

   (27)       Financial Data Schedule.

  (99.1)      Annual report on Form 11-K of The
              Lorain National Bank Employee Stock
              Ownership Plan (registration number
              33-65034) for the  plan year ended
              December 31, 1996 to be filed as an
              amendment to this annual report on Form
              10-K.

  (99.2)      Annual report on Form 11-K of The
              Lorain National Bank Stock Purchase
              Plan (registration number 33-65034) for
              the plan year ended December 31, 1996
              to be filed as an amendment to this
              annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1996)

                     S - K Reference Number (11)


               Computation of Shares Used for Earnings
                      Per Share Calculation.










                                    Years Ended December 31,
                            -------------------------------------
                                  1996         1995         1994
                            -------------------------------------
Weighted-Average Shares
  Outstanding                4,128,459    4,101,825    4,073,793

Common Stock Equivalents
  (Stock Options)               10,269       19,222       42,269
                            -----------  -----------  -----------
                             4,138,728    4,121,047    4,116,062
                            ===========  ===========  ===========

                           LNB Bancorp, Inc.

                        Exhibit to Form 10 - K

            (for the fiscal year ended December 31, 1996)

                      S - K Reference Number (13)




                 LNB Bancorp, Inc. 1996 Annual Report
                           to Shareholders.

COVER DESCRIPTION

Beige background

LNB Bancorp, Inc.

Annual Report 1996

"Achieving as a team
      What cannot be achieved individually"

Dark brown lettering
Picture of five hands pulling down on a rope with a hoist.

INSIDE FRONT COVER

Mission Statement

The Mission of Lorain National Bank is to be a profitable, responsible, independent business that provides extraordinary service to our customers and community, while maximizing shareholder value and creating a high-quality and challenging work environment for our employees.





Vision Statement

Lorain National Bank's vision is to become recognized as the most progressive and dynamic, independent provider of financial services in our market.





























HALF PAGE INSERT FRONT SIDE

LNB Bancorp, Inc.
Shareholder Information

CORPORATE HEADQUARTERS

The Corporation's headquarters are located at:
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(216) 244-6000

NOTICE OF ANNUAL MEETING

The 1997 Annual Meeting of Shareholders of LNB Bancorp,
Inc. will be held at 10:00 a.m. on Tuesday, April 15, 1997 at The Lorain National Bank, 521 Broadway, Lorain, Ohio.

FORM 10-K

A copy of the LNB Bancorp, Inc.'s Annual Report on Form
10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

STOCK TRANSFER AGENT AND REGISTRAR

Shareholders requesting information about their stock holdings should contact our Shareholders Relations Department listed below:

The Lorain National Bank
Shareholder Relations Department
457 Broadway
Lorain, Ohio 44052-1739
(216) 244-7317 or (800) 860-1007

COMMON STOCK INFORMATION

The common stock of LNB Bancorp, Inc. is traded on the over-the-counter market under the symbol LNBB. The stock is listed as "LNB Bancorp" in the newspapers. LNB Bancorp, Inc.'s CUSIP is 502100 10 0.

MARKET MAKERS IN LNB BANCORP, INC. STOCK

Akin Investment Services Group, Elyria, Ohio
Everen Securities, Inc. Lorain, Ohio
Kemper Securities, Lorain, Ohio
McDonald & Company Securities, Inc., Elyria and Sandusky, Ohio
Merrill Lynch, North Olmsted, Ohio
The Ohio Company, Cleveland, Ohio

CASH DIVIDEND PAYMENTS

Subject to approval of the board of directors, cash dividends are paid on LNB Bancorp Inc.'s common stock on or about the first day of January, April, July, and October.

HALF PAGE INSERT BACK SIDE

Table of Contents

Mission Statement  . . . . . . . . . . . . . . . . . . . IFC

Vision Statement . . . . . . . . . . . . . . . . . . . . IFC

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

Directors Emeritus of Lorain National Bank . . . . . . . .30

Officers of Lorain National Bank . . . . . . . . . . . . .31

Earnings and Stock Performance . . . . . . . . . . . . . .32

Customer Service Locations . . . . . . . . . . . . . . . IBC

                                                      Highlights

DECEMBER 31,                      1996           1995           1986
----------------------------------------------------------------------
BANKING OFFICES                     16             17             15
OFFICERS AND STAFF                 285            294            270
SHAREHOLDERS                     2,028          1,991          1,389
ASSETS                    $438,243,000   $421,603,000   $267,930,000
DEPOSITS                  $366,380,000   $353,455,000   $231,690,000
NET LOANS                 $297,957,000   $272,491,000   $150,367,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 44,198,000   $ 40,791,000   $ 19,385,000
                        ----------------------------------------------
NET INCOME                $  5,852,000   $  5,003,000   $  2,407,000
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  2,591,000   $  2,175,000   $    816,000
                        ----------------------------------------------
SHARES OUTSTANDING           4,138,533      4,120,134      3,778,661
                        ----------------------------------------------

Shares outstanding have been adjusted for five-for-four stock splits in 1995 and 1993 and a two-for-one stock split in 1989 and stock dividends.



                  Common Stock Trading Ranges and Cash Dividends Declared

                          1996                         1995
                 --------------------------------------------------------
                        Bid Price                   Bid Price
                 --------------------------------------------------------
                                     Dividend                    Dividend
                     High     Low     Amount     High     Low     Amount
                   -------  ------  ---------   -------  ------  --------
First Quarter      $28.75   $27.75    $.14      $24.60   $24.10    $.12
Second Quarter      28.00    27.75     .14       26.50    24.60     .12
Third Quarter       28.50    28.00     .16       27.00    26.50     .14
Fourth Quarter      29.00    28.50     .19       27.50    27.00     .15

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. are traded on the over-the-counter market primarily through registered brokers in the Corporation's service area. The above bid prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Dividend amounts have been adjusted for the 2% stock dividend on April 16, 1996. Dividend amounts and bid prices have also been adjusted to reflect the five-for-four stock split on April 18, 1995.

There are 4,138,533 common shares outstanding, held by 2,028 shareholders as of December 31, 1996.

                                                      Corporate Profile

LNB Bancorp, Inc. is a $438 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain

Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank has sixteen banking offices in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion, and Westlake which offer a wide range of commercial and personal banking services.
The major services include checking, savings and time deposits, personal, mortgage, student and commercial loans, home equity loans, Small Business Administration Loans, credit cards, an ATM network, and trust and investment management services. The Lorain National Bank is an equal opportunity employer.


END PUBLISHED PAGE 1

Bottom right column dark brown and white photograph of Stanley G. Pijor, Chairman of the Board

Message to Our Shareholders

     Once again, it is our pleasure to report that LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, have successfully completed another year of operation. Since this time a year ago, we have recorded increases in all significant areas of financial performance, including our 15th consecutive year of earnings growth, and record high cash and stock dividends paid to our shareholders.

Synergy
  Entering 1996, we were aware of the need to modify various aspects of our operations to meet future challenges. For example, we were faced with downward pressure on margins and growing non-bank competition. At the same time, our Board of Directors set some very specific and ambitious goals for us to accomplish.
  We viewed these external and internal challenges as an opportunity to make some positive changes. Our first objective was to continue reducing expenses while increasing operating efficiencies. It was, and still is, our goal to accomplish both without adversely affecting service to our four publics - our shareholders, customers, employees and community.
  As we continue to address the challenges of reducing expenses, we have resolved that we would not seek a significant reduction in staff as an initiative to increase profitability. The staff reductions we've experienced have come as a result of attrition. Instead, we chose a more difficult, yet positive course of action, focusing on our people's strengths, our technological resources and confidence in our management team's ability to achieve our goals.
  The word that best describes our team-building concept is synergy - the ability to achieve as a team what cannot be achieved individually. As a result, we're operating more efficiently, more effectively and more profitably than ever.

Facing Realities
 The challenges we spoke of earlier still confront us today. Through mergers and acquisitions, the number of commercial banks is decreasing at a quickening pace. Today, there are fewer than 10,000 banks operating nationally, down from 15,000 a decade ago. The competition for quality loans is increasing, overhead costs are rising and the technology we use is becoming increasingly difficult to
manage.   Meanwhile, customer needs are changing and we're competing in an arena with financial services providers of all sizes.
  We are well-positioned to meet those challenges by preserving our core values and purpose while adapting our corporate culture, developing more effective operating and management practices and specific strategies to attain goals. We're confident that we have established ourselves as the most experienced,

END PUBLISHED PAGE 2

Bottom left column dark brown and white photograph of James F. Kidd, President & Chief Executive Officer

knowledgeable and responsive community bankers in our service area.
  Our continued success will come as a result of being true to our mission and vision and having the ability to adapt to the changing financial services environment.

Planning
  Without proper planning, the saying "If you don't know where you're going, any road will lead you there" is more appropriate today than ever - just ask the 5,000 banks which have disappeared over the past 10 years.
  As with any successful organization, short-term and long-term strategic planning will guide our operations through 1997 and beyond, and will include asset growth, branch and market share growth, enhancement of products and services, attention to compliance issues, expansion of our sales and corporate cultures and growth of our shareholder base.
  Our synergistic approach to planning has helped bring the five corners of our organization together to reach a consensus on strategic planning. Input from all key divisions including lending, branches, trust and investment management, operations and marketing has greatly expanded our scope of knowledge bank-wide.

Financial Performance
  In 1996 we posted our 15th consecutive year of increased earnings, as net income increased in 1996 by 17.0% over 1995, reaching $5,852,000. Earnings per share also increased to $1.41 for 1996 compared to $1.21 for 1995.
  Dividends declared per share amounted to $.63 in 1996 compared to $.53 in 1995. Total cash dividend in 1996, including the EXTRA dividend declared by the Board of Directors in November, rose to approximately $2,591,000.
  In each of the last 10 years, an increase in the regular cash dividend has been approved. The cash dividends declared in 1996 represent a 218% increase over 1986, when $816,000 in cash dividends were declared.
  The graphs on page 32 depict the performance of our stock, including accumulation of dividends and market value, over the past 10 years. The graphs display a hypothetical purchase of 100 shares of stock in 1986 and its approximate annual performance without further reinvestment. Also, you will find a graph which displays a history of earnings over the past 10 years on the same page.
  Other financial highlights as of December 31, 1996 include an increase in net loans to $298.0 million, up $25.5 million from 1995 and an increase in total deposits to $366.4 million, up $12.9 million from 1995.

END PUBLISHED PAGE 3

  Total assets of LNB Bancorp, Inc. reached $438.2 million, which represents an increase of $16.6 million over 1995. The return on average assets of LNB Bancorp, Inc. rose from 1.21% in 1995 to 1.37% in 1996.
  Total shareholders' equity increased $3.4 million to $44.2 million, an increase of 8.4% over the year-end 1995 equity position. The ratios of total shareholders' equity to total assets were 10.1% and 9.7% at December 31, 1996 and 1995, respectively.
  LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank, significantly exceed all current regulatory capital guidelines (for more detail, see Note 10-Shareholders' Equity on page 16).

1996 Highlights
 Early in the year, we recognized the many years of dedicated service of retired directors Don A. Sanborn and James H. Riddell, naming them Directors Emeritus of Lorain National Bank. We also welcomed Robert M. Campana as our newest member of the Board of Directors during the first quarter.
  Our Lending Division enjoyed another robust year in 1996. Nearly $9.0 million in new commercial loans were booked, $14.1 million in mortgage loans and another $5.1 million in consumer loans were approved. This success can be attributed to a favorable economic climate, a low interest rate environment, diversity of business credit, an experienced lending staff and a loyal and growing customer base.
  The Trust & Investment Management Division continues to grow, surpassing the $200 million mark in assets under management for the first time ever, which represents an increase of 13.9% in 1996, over the year-end 1995 position.
Direct revenues for the division in 1996 increased 5.5%. For 1997, the division will continue to develop plans for offering mutual funds to complement our bank customers' savings and investment portfolios.
  The ever-changing world of electronic technology kept the Bank Operations Division active in 1996. Installation of a wide area network (WAN) and enhancements to our local area network (LAN) provide greater speed, accuracy, system maintenance and communication to the organization. In addition to running the bank's daily transaction systems, this division supported new product development, delivery systems and personal computer use bank-wide.
  Our Branch Operations Division opened a new banking facility on Oberlin Avenue in Lorain and prepared for the opening of two mini-branches in the Westlake Village and The Renaissance retirement centers in Westlake and Olmsted Township, respectively, at year-end. This division effectively took strides in reducing branch employee turnover, increased operating efficiencies, assisted in product and service enhancements and was instrumental in achieving its team-building goals. More than 1,800 employee training contacts were made with our staff in 1996 in areas of personal computing, customer service, job knowledge and related education.
  In 1996, our Marketing Division capitalized on a wave of bank mergers and subsequent name changes with a message of our own. The outdoor and newspaper theme, "If Your Bank Just Changed Names, Maybe It's Time You Changed Banks," helped clarify our position on the matter.

END PUBLISHED PAGE 4

  Later in the year, we assisted the Lorain Fire Department with fund-raising for the purchase of high-tech thermal imaging lifesaving equipment. Our direct-mail campaign and resulting television coverage on all five Cleveland television stations resulted in the purchase of not one, but three pieces of equipment that may one day save the life of one or more members of the Lorain community.
  When we opened the new banking facility on Oberlin Avenue in June in conjunction with the closing of our Lorain Plaza location, our goal was to consolidate facilities while providing a smooth customer transition. Not only was the transition seamless, it actually attracted many new customers and accompanying account relationships.
  In October, we celebrated the 10th anniversary of the Olmsted Township office with a $1,200 diamond giveaway promotion. The direct-mail motivated promotion more than doubled the rate of new account openings for the month and gave us an opportunity to re-introduce ourselves to the Olmsted market.
  At year-end we installed a new free-standing automated teller machine in the food court at the Midway Mall in Elyria. It immediately became one of our most heavily-used ATMs in the system. We are currently investigating several other potential high-volume sites throughout the community.
  Throughout the course of the year, we established several new corporate direct deposit programs, conducted research on a variety of products and services and employed an outside firm to conduct mystery shops of our branch and customer sales and service staff for quality control purposes.
  New products introduced in 1996 had a decidedly electronic nature to them.
Our business customers may now avail themselves to Corporate Connection, a personal computer-based cash management system which allows cash managers to access their accounts for balance inquiries and funds transfers at their discretion. TeleBanker is a 24-hour banking system which allows retail customers to perform similar functions by phone. A bill payment function of TeleBanker, called Telepay, will be introduced early in 1997.

Local Economy
 Lorain County continues to grow, spurred on by a relatively healthy national economy. Unemployment has remained constant and new industries continue to discover the benefits of moderate-cost resources and easier access to the Lorain County marketplace.
  Our commercial and residential lending portfolios attest to the demand for dollars for business expansion and affordable housing throughout the communities we serve. Low interest rates continue to fuel spending, even in the consumer lending market. We're hopeful that the growth we've witnessed in 1996 will continue through this year and beyond.
  In closing, we once again thank you for your continued support of our current activities and look forward to a rewarding 1997.

Stanley G. Pijor                        James F. Kidd


/s/ Stanley G. Pijor                    /s/ James F. Kidd

Chairman of the Board                   President and Chief Executive Officer


END PUBLISHED PAGE 5

Consolidated Balance Sheets

December 31,                                         1996          1995
-------------------------------------------------------------------------
ASSETS:
Cash and due from banks (note 2)              $ 18,890,000  $ 27,428,000
Federal funds sold and other interest
 bearing instruments                               103,000       102,000
Securities (note 3):
  Securities available for sale                 16,102,000    15,161,000
  Investment securities held to maturity        88,858,000    89,405,000
                                             ----------------------------
 Total securities
  (Market value $105,639,000 and
   $106,076,000, respectively)                 104,960,000   104,566,000
                                             ----------------------------
Loans (notes 4 and 11):
  Portfolio loans                              290,133,000   263,824,000
  Loans available for sale                      11,940,000    12,669,000
                                             ----------------------------
Total loans                                    302,073,000   276,493,000
 Reserve for possible loan losses               (4,116,000)   (4,002,000)
                                             ----------------------------
Net loans                                      297,957,000   272,491,000
                                             ----------------------------
Bank premises and equipment, net (note 5)       10,893,000    11,006,000
Accrued interest receivable                      2,721,000     2,764,000

Other assets                                     2,719,000     3,246,000
                                             ----------------------------
TOTAL ASSETS                                  $438,243,000  $421,603,000
                                             ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (note 6):
  Demand and other noninterest-bearing
    deposits                                  $ 63,802,000  $ 60,163,000
  Savings and passbook accounts                159,589,000   159,447,000
  Time deposits                                142,989,000   133,845,000
                                             ----------------------------
Total deposits                                 366,380,000   353,455,000
                                             ----------------------------
Securities sold under repurchase
 agreements and other short-term
 borrowings (note 7)                            23,386,000    24,148,000
Federal Home Loan Bank advances (note 8)         1,095,000           -0-
Accrued interest payable                         1,263,000     1,250,000
Taxes and other liabilities (notes 9 and 13)     1,921,000     1,959,000
                                             ----------------------------
Total liabilities                              394,045,000   380,812,000
                                             ----------------------------

Shareholders' equity: (note 10)
  Common stock, $1.00 par:
   Shares authorized 5,000,000
   Shares issued and outstanding
    4,138,533 and 4,039,347,
    respectively (notes 14, 15 and 16)           4,138,000     4,039,000
  Additional capital                            20,178,000    17,854,000
  Retained earnings (note 12)                   19,873,000    18,856,000
  Net unrealized gain on securities
    available for sale, net of tax                   9,000        42,000
                                             ----------------------------
Total shareholders' equity                      44,198,000    40,791,000
                                             ----------------------------
Commitments and contingencies (notes 5 and 17)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $438,243,000  $421,603,000
                                             ----------------------------
See accompanying notes to consolidated financial statements

END PUBLISHED PAGE 6

                                         Consolidated Statements of Income

Years ended December 31,             1996           1995           1994
--------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans:
    Taxable                   $ 25,851,000   $ 24,752,000   $ 21,353,000
    Tax exempt                      59,000         75,000         72,000
  Interest and dividends on
      securities:
    U.S. Treasury securities     5,107,000      5,104,000      4,323,000
    U.S. Government agencies
     and corporations              949,000        408,000        170,000
    States and political
     subdivisions                  228,000        452,000        595,000
    Other debt and equity
     securities                     93,000         20,000         20,000
  Interest on Federal funds
   sold and other interest
   bearing instruments             183,000        300,000        297,000
                              --------------------------------------------
TOTAL INTEREST INCOME           32,470,000     31,111,000     26,830,000

INTEREST EXPENSE:
  Interest on deposits:
   Time certificates of
    $100,000 and over            1,875,000      1,847,000        793,000
   Other deposits                8,630,000      8,681,000      6,968,000
  Interest on securities sold
   under repurchase agreements
   and other short-term
   borrowings                      954,000      1,107,000        755,000
  Other interest                    19,000          1,000         56,000
                             --------------------------------------------
TOTAL INTEREST EXPENSE          11,478,000     11,636,000      8,572,000
                             --------------------------------------------

NET INTEREST INCOME             20,992,000     19,475,000     18,258,000
  Provision for possible
   loan losses (note 4)            600,000        400,000        400,000
                             --------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE
  LOAN LOSSES                   20,392,000     19,075,000     17,858,000
                             --------------------------------------------
OTHER INCOME:
  Trust division income          1,095,000      1,038,000        916,000
  Service charges on deposit
   accounts                      1,903,000      1,360,000      1,300,000
  Other service charges,
   exchanges and fees            1,870,000      1,849,000      1,837,000
  Gains (loss) on sales of loans
   and securities                   (1,000)           -0-         70,000
  Other operating income            58,000         40,000         11,000
                             --------------------------------------------
TOTAL OTHER INCOME               4,925,000      4,287,000      4,134,000

OTHER EXPENSES:
  Salaries and employee benefits
   (notes 13, 14, 15 and 16)     8,134,000      7,926,000      7,675,000
  Net occupancy expense of
   premises (note 5)             1,224,000      1,211,000      1,112,000
  Furniture and equipment
   expenses (note 5)             2,045,000      1,895,000      1,768,000
  Supplies and postage             971,000        904,000        837,000
  FDIC deposit insurance
   premium                           2,000        385,000        722,000
  Ohio franchise tax               554,000        508,000        475,000
  Other operating expenses       3,635,000      3,194,000      3,090,000
                             --------------------------------------------
TOTAL OTHER EXPENSES            16,565,000     16,023,000     15,679,000
                             --------------------------------------------
INCOME BEFORE FEDERAL
  INCOME TAXES                   8,752,000      7,339,000      6,313,000
                             --------------------------------------------

FEDERAL INCOME TAXES (note 9):
  Current                        2,763,000      2,111,000      1,816,000
  Deferred                         137,000        225,000         65,000
                             --------------------------------------------
TOTAL FEDERAL INCOME TAXES       2,900,000      2,336,000      1,881,000
                             --------------------------------------------
NET INCOME                    $  5,852,000   $  5,003,000   $  4,432,000
                             --------------------------------------------
NET INCOME PER SHARE
 (note 1)                          $  1.41        $  1.21        $  1.07
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 7

Consolidated Statements of Cash Flows

Years ended December 31,             1996           1995           1994
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Interest received            $ 32,561,000   $ 30,734,000   $ 26,732,000
 Other income received           4,970,000      4,245,000      4,057,000
 Interest paid                 (11,465,000)   (11,254,000)    (8,492,000)
 Cash paid for salaries
  and employee benefits         (8,015,000)    (7,832,000)    (7,661,000)
 Net occupancy expense of
  premises paid                   (935,000)      (901,000)      (847,000)
 Furniture and equipment
  expenses paid                   (787,000)      (733,000)      (708,000)
 Cash paid for supplies and
  postage                         (971,000)      (904,000)      (837,000)
 Cash paid for other
  operating expenses            (3,829,000)    (4,354,000)    (4,372,000)
 Federal income taxes paid      (2,974,000)    (1,956,000)    (1,960,000)
                             --------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES            8,555,000      7,045,000      5,912,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of
  investment securities         30,006,000     45,799,000     43,905,000
 Proceeds from maturities and
  sales of securities available
  for sale                       9,763,000      2,953,000      7,069,000
 Purchases of investment
  securities                   (29,405,000)   (45,914,000)   (40,494,000)
 Purchases of securities
  available for sale           (10,743,000)    (7,702,000)    (6,999,000)
 Net (increase) decrease in
  credit card loans               (132,000)      (119,000)       129,000
 Net (increase) in long-term
  loans                        (26,214,000)   (14,969,000)   (16,528,000)
 Purchases of bank premises,
  equipment and software        (1,407,000)    (2,276,000)    (4,052,000)
 Proceeds from sales of
  bank premises and equipment       55,000            -0-            -0-
                             --------------------------------------------
NET CASH USED IN INVESTING
 ACTIVITIES                    (28,077,000)   (22,228,000)   (16,970,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  noninterest-bearing deposits   3,639,000      3,067,000      6,855,000
 Net increase (decrease)
  in savings and passbook
  deposits                         142,000    (11,648,000)    (1,801,000)
 Net increase in time deposits   9,144,000     26,817,000      9,153,000
 Net increase (decrease)
  in securities sold under re-
  purchase agreements and other
  short-term borrowings           (762,000)     4,997,000       (249,000)
 Proceeds from Federal Home
  Loan Bank advances             1,095,000            -0-            -0-
 Proceeds from line of credit          -0-            -0-      1,668,000
 Cash paid on line of credit           -0-            -0-     (2,768,000)
 Proceeds from exercise of
  stock options                    179,000        278,000         56,000
 Dividends paid                 (2,452,000)    (2,073,000)    (1,857,000)
                             --------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                    10,985,000     21,438,000     11,057,000
                             --------------------------------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS      (8,537,000)     6,255,000         (1,000)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR           27,530,000     21,275,000     21,276,000
                             --------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR               $ 18,993,000   $ 27,530,000   $ 21,275,000
                             --------------------------------------------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                    $  5,852,000   $ 5,003,000   $  4,432,000
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and amortization  1,547,000      1,473,000      1,325,000
 (Gains) loss on sales of loans
   and securities                    1,000            -0-        (70,000)
  Amortization and accretion on
   securities, net                 (48,000)        (4,000)        19,000
  Amortization of deferred loan
   fees and costs, net             280,000        173,000         67,000
  Provision for possible
   loan losses                     600,000        400,000        400,000
  Decrease in deferred
   Federal income taxes            137,000        157,000         65,000
  (Increase) decrease in accrued
   interest receivable              43,000       (373,000)      (117,000)
  (Increase) decrease in
   other assets                    302,000       (188,000)      (282,000)
  Increase in accrued
   interest payable                 13,000        382,000         80,000
  Increase (decrease) in Federal
   income taxes payable           (211,000)       223,000        (79,000)
  Increase (decrease) in accrued
   expenses                         34,000       (424,000)        65,000
  Others, net                        5,000        223,000          7,000
                             --------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                     $8,555,000     $7,045,000     $5,912,000
                             --------------------------------------------

See accompanying notes to consolidated financial statements.

END PUBLISHED PAGE 8

                           Consolidated Statements of Shareholders' Equity

                                                    Net Unrealized
                                                    Gains (Loss)
Years Ended                                         on Securities  Total
December 31, 1996    Common    Additional   Retained  Available  Shareholders'
1995 and 1994        Stock      Capital     Earnings   for Sale   Equity
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1993           $3,098,000 $15,858,000 $16,104,000   $   -0-  $35,060,000
               -----------------------------------------------------------
 Net income            -0-         -0-   4,432,000       -0-    4,432,000
 Cash dividends
  declared,
  $.48 per share       -0-         -0-  (1,905,000)      -0-   (1,905,000)
 Issuance of 11,668
  shares of common
  stock under stock
  option plans       9,000      47,000         -0-       -0-       56,000
 Market value of stock
  issued in payment of
  3% stock dividend,
  116,206 shares    93,000   2,510,000  (2,603,000)      -0-          -0-
 Change in unrealized
  Gain (loss) on
  securities available
  for sale, net of tax -0-         -0-         -0-  (132,000)    (132,000)
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1994           $3,200,000 $18,415,000 $16,028,000 $(132,000) $37,511,000
               -----------------------------------------------------------
 Net income            -0-         -0-   5,003,000       -0-    5,003,000
 Cash dividends
  declared,
  $.54 per share       -0-         -0-  (2,175,000)      -0-   (2,175,000)
 Issuance of 36,601
  shares of common
  stock under stock
  option plans      36,000     242,000         -0-       -0-      278,000
 Issuance of 802,692
  Shares of common
  stock with a fixed
  par value of $1,
  under a five-for-four
  stock split      803,000    (803,000)        -0-       -0-          -0-
 Change in unrealized
  gain (loss) on
  securities available
  for sale, net of tax -0-         -0-         -0-   174,000      174,000
                 -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1995           $4,039,000 $17,854,000 $18,856,000 $ 42,000 $40,791,000
               -----------------------------------------------------------

                                                    Net Unrealized
                                                     Gain(Loss) on
Years ended                                           Securities   Total
December 31, 1996    Common    Additional   Retained  Available  Shareholders'
1995 and 1994        Stock      Capital     Earnings   For Sale     Equity
-------------------------------------------------------------------------
Net income             -0-         -0-   5,852,000       -0-    5,852,000
Cash dividends
  declared,
  $.63 per share       -0-         -0-  (2,591,000)      -0-   (2,591,000)
 Issuance of 18,307
  shares of common
  stock under stock
  option plans       18,000    161,000         -0-       -0-      179,000
 Market value of
  stock issued in
  payment of 2%
  stock dividend,
  80,879 shares      81,000  2,163,000  (2,244,000)      -0-          -0-
 Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax      -0-        -0-         -0-    (33,000)     (33,000)
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31,
 1996            $4,138,000 $20,178,000 $19,873,000 $   9,000  $44,198,000
               -----------------------------------------------------------

See accompanying notes to consolidated financial statements.


END PUBLISHED PAGE 9

Notes to Consolidated Financial Statements

December 31, 1996, 1995 and 1994

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, The Lorain National Bank (the Bank). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Industry Segment Information:
The Corporation's activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a bank holding company engaged in the business of commercial and retail banking and trust and investment management services, with operations conducted through its main office and branches located throughout Lorain and western Cuyahoga Counties of Ohio. Lorain and western Cuyahoga Counties provide the source for substantially all of the Bank's deposit, loan and trust activities. The majority of the Bank's income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

(d) Cash and Cash Equivalents:
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

(e) Securities:
The Corporation provides for securities as required by Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Corporation to classify debt and equity securities as held to maturity, trading or available for sale. The effect on retained earnings at December 31, 1996 and 1995 of adopting SFAS No. 115 is included as a separate component of shareholders' equity in the Consolidated Balance Sheets and represents the after-tax effect of adjusting securities available for sale to fair value.

Investment securities which are classified as being held to maturity are stated at cost. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method. The Bank does not maintain a trading account.

(f) Loans Available for Sale:
The Bank has identified certain commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost (carrying value) or estimated market value, determined on an aggregate basis for each type of loan available for sale.

(g) Reserve for Possible Loan Losses:
The Corporation adopted the provision of Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. SFAS No. 114 provides guidelines for measuring impairment losses on loans. Under
SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for possible loan losses or by a provision for possible loan losses, depending upon the adequacy of the reserve for possible loan losses. SFAS No. 118 permits existing income recognition practices to continue.

The provision for possible loan losses is determined based on management's evaluation of the loan portfolio and the adequacy of the reserve for possible loan losses under current economic conditions and such other factors which, in management's judgement, deserve current recognition.

END PUBLISHED PAGE 10

(h) Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets.

(i) Other Real Estate Owned:
Other real estate owned is carried in other assets at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

(j) Additional Capital and Retained Earnings:
The additional capital account includes amounts received in excess of par value of common stock sold and amounts voluntarily transferred from retained earnings. In the case of stock dividends, the Corporation transfers the market value of shares issued from retained earnings to the common stock and additional capital accounts.

(k) Interest and Fees on Loans:
Interest income on loans is accrued on the principal balances of loans outstanding on a "simple interest" basis. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual lives of the related loans using the interest method.

(l) Trust and Investment Management Division Assets and Income:
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the accompanying financial statements, as such items are not assets of the Corporation. Income from the Trust and Investment Management Division is reported on an accrual basis.

(m) Interest on Deposit Accounts:
Interest on deposit accounts is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the respective accounts.

(n) Federal Income Taxes:
The Corporation and its wholly owned subsidiary file a consolidated federal income tax return. The Corporation provides for federal income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o) Per Share Data:
Net income per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each year after giving consideration to the dilutive effect of shares granted under incentive stock option plans, the 2% stock dividend in 1996 and the five-for-four stock split in 1995 and the 3% stock dividend in 1994.

(p) Reclassifications:
Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

(q) Employee Stock Ownership Plan and Stock Purchase Plan:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions".

(2) Cash and Due From Banks:

In order to meet deposit reserve requirements, the Corporation's subsidiary bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $6,252,000 and $5,660,000 at December 31, 1996 and 1995, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $6,271,000 and $5,674,000, during 1996 and 1995 respectively.

END PUBLISHED PAGE 11

(3) Securities:
The amortized cost, gross unrealized gains and losses and
fair values of securities at December 31, 1996 and 1995
follow:
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1996           Cost        Gains        Losses     Value
---------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
  securities             $ 14,424,000  $   32,000   $( 76,000) $ 14,380,000
  Equity securities         1,665,000      57,000         -0-     1,722,000
                          --------------------------------------------------
Total securities
 available for sale        16,089,000      89,000   ( 76,000)    16,102,000
                          --------------------------------------------------
Investment securities
 held-to-maturity:
  U.S. Treasury securities 69,673,000     783,000   (126,000)    70,330,000
  Securities of other U.S.
   Government agencies and
   corporations            16,500,000      39,000    (93,000)    16,446,000
  States and political
   subdivisions             2,685,000      79,000     (3,000)     2,761,000
                         ---------------------------------------------------
Total investment
 securities held-
 to-maturity               88,858,000     901,000   (222,000)    89,537,000
                       -----------------------------------------------------
Total securities         $104,947,000  $  990,000  $(298,000)  $105,639,000
                        -----------------------------------------------------

                                         Gross        Gross
                            Amortized  Unrealized   Unrealized    Fair
December 31, 1995            Cost        Gains        Losses      Value
-----------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities            $ 14,748,000  $   71,000 $  (51,000)  $ 14,768,000
  Equity securities           343,000      50,000        -0-        393,000
                        ----------------------------------------------------
Total securities
 available for sale        15,091,000     121,000    (51,000)    15,161,000
                        ----------------------------------------------------
Investment securities
 held-to-maturity:
  U.S. Treasury securities 69,422,000   1,328,000   (146,000)    70,604,000
  Securities of other U.S.
   Government agencies and
   corporations            14,500,000     161,000     (3,000)    14,658,000
  States and political
   subdivisions             5,483,000     183,000    (13,000)     5,653,000
                         ---------------------------------------------------
Total investment
 securities held-
 to-maturity               89,405,000   1,672,000   (162,000)    90,915,000
                        ----------------------------------------------------
Total securities         $104,496,000  $1,793,000 $ (213,000) $ 106,076,000
                        ----------------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 1996 follow:

                                                              Fully-Tax
                                    Amortized         Fair    Equivalent
December 31, 1996                     Cost            Value        Yield
-------------------------------------------------------------------------
U.S. Treasury securities
 available for sale:
  Due within 1 year             $  5,348,000    $  5,363,000      5.43%
  After 1 but within
   5 years                         9,076,000       9,017,000      5.44
 Equity securities                 1,665,000       1,722,000      5.59
                              -------------------------------------------
                                  16,089,000      16,102,000      5.45
                              -------------------------------------------
Investment securities
 held-to-maturity:
  Due within 1 year               17,789,000      17,853,000      6.42
  After 1 but within
   5 years                        69,625,000      70,115,000      6.26
  After 5 but within
   10 years                        1,313,000       1,440,000      8.11
  After 10 years                     131,000         129,000      7.55
                               -------------------------------------------
                                  88,858,000      89,537,000      6.32
                               -------------------------------------------
Total                           $104,947,000    $105,639,000      6.19%
                               ===========================================
END PUBLISHED PAGE 12

Proceeds from the sale of securities during 1996 were $1,999,000 resulting in gross realized gains of $-0- and realized losses of $1,000. There were no sales of securities in 1995 and 1994. All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust and public deposits and for other purposes required by law amounted to $94,173,000 and $87,922,000 at December 31, 1996 and 1995, respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. At December 31, 1996 the securities portfolio contained approximately $1,974,000 in non-rated securities of state and political subdivisions. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $2,039,000. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 1996.

(4) Loans and Reserve for Possible Loan Losses:

Loan balances at December 31, 1996 and 1995 are summarized as follows:

December 31,                                        1996           1995
--------------------------------------------------------------------------
Real estate loans (includes loans
 secured primarily by real estate only):
  Construction and land development            $ 26,188,000  $ 24,804,000
  One to four family residential                153,178,000   138,979,000
  Multi-family residential                       10,062,000     7,719,000
  Non-farm non-residential properties            63,292,000    59,419,000
Commercial and industrial loans
 (except those secured primarily
  by real estate)                                19,055,000    17,732,000
Personal loans to individuals:
  Auto, single payment and installment           23,631,000    20,445,000
  Credit card and related plans                   5,195,000     5,073,000
Obligations of states and political
 subdivisions other than securities                 842,000       991,000
All other loans                                     630,000     1,331,000
                                      ------------------------------------
TOTAL LOANS                                     302,073,000   276,493,000
 Reserve for possible loan losses                (4,116,000)   (4,002,000)
                                      ------------------------------------
NET LOANS                                      $297,957,000  $272,491,000
                                      ------------------------------------

Activity in the reserve for possible loan losses for 1996, 1995 and 1994 is summarized as follows:

Years ended December 31,             1996           1995           1994
--------------------------------------------------------------------------
Balance at beginning of year      $4,002,000     $3,832,000    $3,714,000
Provision for possible loan
 losses                              600,000        400,000       400,000
Loans charged-off                   (672,000)      (449,000)     (399,000)
Recoveries on loans previously
 charged-off                         186,000        219,000       117,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $4,116,000     $4,002,000    $3,832,000
                              --------------------------------------------

At December 31, 1996 and 1995, $11,940,000 and $12,669,000 of commercial and student loans were available for sale in the secondary market. No provision for possible loan loss on the carrying value of these loans was necessary at December 31, 1996 and 1995. The market value of loans available for sale equaled or exceeded its carrying value. At December 31, 1996, the Bank had firm commitments for the sale of approximately $936,000 of these loans.

At December 31, 1996, the recorded investment in loans have been identified as being impaired and have been evaluated in accordance with SFAS No. 114 and 118 totalled $1,216,000 (of which $540,000 were on a non-accrual basis). Included in the impaired amount is $911,000 related to loans with a corresponding valuation allowance of $152,000. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $983,000. The Corporation recognized $66,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $7,000 related to impaired loans for which income is recognized on the cash basis.

At December 31, 1995, the recorded investment in loans have been identified as being impaired and have been evaluated in accordance with SFAS No. 114 and 118 totalled $1,513,000 (of which $518,000 were on a non-accrual basis). Included in the impaired amount is $699,000 related to loans with a corresponding valuation allowance of $239,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $910,000. The Corporation recognized $103,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $24,000 related to impaired loans for which income is recognized on the cash basis.

END PUBLISHED PAGE 13

(5) Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:
December 31,                                        1996           1995
-------------------------------------------------------------------------
Land                                          $ 1,941,000    $ 1,941,000
Buildings                                       9,159,000      8,777,000
Equipment and furniture                        11,462,000     11,428,000
Leasehold improvements                            311,000        441,000
                            ---------------------------------------------
                                               22,873,000     22,587,000
                            ---------------------------------------------
Less accumulated depreciation
 and amortization                              11,980,000     11,581,000
                            ---------------------------------------------
TOTAL                                         $10,893,000    $11,006,000
                            ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expense amounted to $1,332,000 in 1996, $1,299,000 in 1995 and $1,170,000 in 1994.

Amortization of purchased software charged to other operating expenses amounted to $215,000 in 1996, $174,000 in 1995 and $155,000 in 1994.

At December 31, 1996, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

   Year Ending                     Branch
   December 31,                    Offices       Equipment
-----------------------------------------------------------
     1997                         $ 49,000      $38,000
     1998                           32,000       38,000
     1999                           25,000        4,000
     2000                           20,000        4,000
     2001 and thereafter           108,000        4,000
                                   ------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $101,000 and $54,000 in 1996, $115,000 and $68,000 in 1995 and
$106,000 and $65,000 in 1994.

(6) Deposits:

Deposit balances at December 31, 1996 and 1995 are summarized as follows:

December 31,                                        1996           1995
--------------------------------------------------------------------------
Demand and other noninterest-
bearing deposits:
  Individuals, partnerships
   and corporations                           $  54,899,000  $  50,513,000
  U.S. Government                                   693,000      1,612,000
  States and political subdivisions               4,411,000      5,088,000
  Certified, official, travelers
   checks and other                               3,799,000      2,950,000
                                       -----------------------------------
Total demand and other noninterest-
 bearing deposits                                63,802,000     60,163,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations      141,978,000    142,020,000
  Corporations and profit organizations          17,611,000     17,427,000
                                       -----------------------------------
Total savings and passbook accounts             159,589,000    159,447,000
                                       -----------------------------------
Time deposits:
  Individuals, partnerships and
    corporations                                116,364,000    113,473,000
  States and political subdivisions              26,625,000     20,372,000
                                      ------------------------------------
Total time deposits                             142,989,000    133,845,000
                                      ------------------------------------
TOTAL DEPOSITS                                 $366,380,000   $353,455,000
                                      ------------------------------------

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $38,333,000 and $33,942,000 at December 31, 1996 and 1995,
respectively.

The maturity distribution of time certificates of deposit as of December 31, 1996 and 1995 follows:
                                      After 3           After 6
                                      Months            Months
                      Within 3        But Within        But Within
                      Months          6 Months          1 Year
-------------------------------------------------------------------------
December 31, 1996    $60,553,000     $23,053,000        $25,110,000
------------------------------------------------------------------------
December 31, 1995    $46,457,000     $36,044,000        $20,956,000
-------------------------------------------------------------------------

                      After 1         After 2
                      Year But        Years But
                      Within          Within
                      2 Years         5 Years           Total
-------------------------------------------------------------------------
December 31, 1996     $22,707,000     $11,566,000      $142,989,000
-------------------------------------------------------------------------
December 31, 1995     $20,489,000     $ 9,899,000      $133,845,000
-------------------------------------------------------------------------

END PUBLISHED PAGE 14

(7) Short-Term Borrowings:

Information relating to short-term borrowings for the years ended December 31, 1996 and 1995 follows:

December 31,                                        1996           1995
--------------------------------------------------------------------------
Securities sold under repurchase agreements
 and other short-term borrowings
  At December 31:
    Outstanding                                 $23,386,000    $24,148,000
    Interest rate                                 4.22%          4.98%
  Average for the period:
    Outstanding                                 $21,465,000    $22,864,000
    Interest rate                                 4.75%          4.85%
  Maximum month-end outstanding                 $34,076,000    $29,121,000

(8) Federal Home Loan Bank Advances:

Advances from the Federal Home Loan Bank of Cincinnati, with maturities and fixed interest rates thereon at December 31, 1996 are as follows:

Maturity             Interest Rate        1996
---------------------------------------------------
2001                      6.85%        $  360,000
2001                      6.25%           735,000
---------------------------------------------------
Total                                  $1,095,000
                                    --------------
The Bank maintains a $10,000,000 line of credit with the Federal Home Loan Bank of Cincinnati (FHLB) which matures in October 1997.

At December 31, 1996, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, with a carrying value of $1,322,000, and qualified mortgage loans totaling $1,642,500. Based on the carrying amount of FHLB stock owned by the Bank, total FHLB advances available were limited to approximately $13,046,000 at December 31, 1996.

(9) Federal Income Taxes:

The following presents a reconciliation of the total Federal income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34 percent to income before Federal income taxes.

Years ended December 31,              1996           1995           1994
-------------------------------------------------------------------------

Computed "expected" tax expense $2,976,000     $2,495,000     $2,146,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions     (89,000)      (162,000)      (216,000)
   Other, net                       13,000          3,000        (49,000)
                            ---------------------------------------------
TOTAL FEDERAL INCOME TAXES      $2,900,000     $2,336,000     $1,881,000
                            ---------------------------------------------

Net deferred Federal tax assets of $739,000, $876,000 and $1,101,000 at December 31, 1996, 1995 and 1994, respectively, are included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                           1996          1995         1994
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for possible loan losses $  956,000    $  917,000   $  859,000
  Deferred compensation               127,000       131,000      132,000
  Accrued vacation payable            135,000       120,000      105,000
  Accrued pension expense                 -0-        51,000      106,000
  Deferred loan fees and costs            -0-        34,000      162,000
  Other, net                            2,000         2,000       70,000
                                    ------------------------------------
Total deferred Federal tax assets   1,220,000     1,255,000    1,434,000

Deferred Federal tax liabilities:
  Bank premises and equipment        (265,000)     (214,000)    (147,000)
  Deferred charges                   (168,000)     (165,000)    (186,000)
  FHLB stock dividends                (25,000)          -0-          -0-
  Prepaid pension expense             (15,000)          -0-          -0-
  Accrued loan fees and costs          (8,000)          -0-          -0-
                                    -------------------------------------
Total deferred Federal tax
  liabilities                        (481,000)     (379,000)    (333,000)
                                    -------------------------------------
NET DEFERRED FEDERAL TAX ASSETS    $  739,000    $  876,000   $1,101,000
                                    -------------------------------------
END PUBLISHED PAGE 15

(10) Shareholders' Equity:

The capital resources of the Corporation and the Bank continue to grow stronger. The percentage of average equity to average assets were 10.01%, 9.55%, and 9.31% for 1996, 1995 and 1994, respectively.

The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 1996 approximately $532,000 of undistributed earnings of the Bank was available for distribution to the parent company as dividends without prior regulatory approval.

Under regulations issued by the Federal Reserve Board and the Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. An objective of these ratios is to incorporate risk-weighted capital guidelines that include not only balance sheet items but also off-balance sheet activities such as unused commitments and letters of credit. Banks and bank holding companies are required to maintain total risk-based capital ratios of 8% of which 4% must be Tier I (core) capital, and a leverage capital ratio of generally 4%. Tier I capital consists of shareholders' equity, exclusive of net unrealized gain (loss) on securities available for sale, while total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for possible loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets.

In addition to adopting a risk-based assessment system, federal regulatory agencies adopted regulations defining five capital categories. These regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." To be considered "well capitalized", an institution must generally have a leverage capital ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent. At December 31, 1996, and 1995, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

As of March 31, 1996, the most recent notification from the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

An analysis of the Corporation's risk-based capital position at December 31, 1996 and 1995 follows:
December 31,                                         1996           1995
-------------------------------------------------------------------------
Tier I capital -
   Shareholders' equity                            $ 44,189       $ 40,749
Tier II capital -
   Allowable portion of the reserve
    for possible loan losses                          3,273          2,857
                                                 ----------     ----------
Total risk-based capital                           $ 47,462       $ 43,606
                                                 ----------     ----------
Risk-weighted assets                               $246,983       $228,578
Risk weighted off-balance
   sheet assets                                      14,875         13,783
                                                 ----------     ----------
Total risk-weighted assets                         $261,858       $242,361
                                                 ----------     ----------
Tier I capital ratio                                 16.93%         16.81%
Required Tier I capital ratio                         4.00%          4.00%
Total capital ratio                                  18.18%         17.99%
Required capital ratio                                8.00%          8.00%

Leverage ratio - Tier I capital
   as a percentage of average assets                 10.36%          9.89%
Required leverage ratio                               3.00%          3.00%


(11) Transactions With Related Parties:

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with nonrelated parties.

An analysis of loans outstanding to related parties follows:

Years ended December 31,                            1996           1995
-------------------------------------------------------------------------
Aggregate amount at beginning of year          $2,907,000     $2,773,000
Additions (deductions):
  New loans                                     1,271,000        652,000
  Repayments                                   (1,342,000)      (529,000)
  Changes in directors and officers
   and/or their affiliations, net               1,048,000         11,000
-------------------------------------------------------------------------
Aggregate amount at end of year                $3,884,000     $2,907,000
-------------------------------------------------------------------------

END PUBLISHED PAGE 16

(12)Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary.

Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets
ASSETS:
December 31,                                         1996           1995
--------------------------------------------------------------------------
Cash                                             $ 934,000    $   753,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                         31,097,000     35,885,000

Securities available for sale                     4,864,000      4,729,000
Notes receivable - subsidiary                     8,000,000            -0-
Other assets                                         89,000         71,000
                                       -----------------------------------
                                                 $44,984,000   $41,438,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
December 31,                                         1996           1995
--------------------------------------------------------------------------
Dividends payable                                $ 786,000     $ 647,000

Shareholders' equity:
 Common stock, $1.00 par                          4,138,000      4,039,000
 Additional capital                              20,178,000     17,854,000
 Retained earnings                               19,873,000     18,856,000
 Net unrealized gain on securities
   available for sale, net of tax                     9,000         42,000
                                       ------------------------------------
Total shareholders' equity                       44,198,000     40,791,000
                                       ------------------------------------
                                                $44,984,000    $41,438,000
                                       ------------------------------------
Condensed Statements of Income
Years ended December 31,             1996           1995           1994
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary   $10,509,000     $2,094,000    $1,841,000
Interest and other income            258,000        235,000       209,000
                            ----------------------------------------------
                                  10,767,000      2,329,000     2,050,000
EXPENSES:
Other expenses                        70,000         92,000        70,000
                            ----------------------------------------------
Income before Federal income
 taxes and equity in undistributed
 net income of subsidiary         10,697,000      2,237,000     1,980,000
Federal income tax expense            63,000         49,000        47,000
Equity in undistributed net
 income of subsidiary (1)         (4,782,000)     2,815,000     2,499,000
                            ----------------------------------------------
NET INCOME                       $ 5,852,000     $5,003,000    $4,432,000
                            ----------------------------------------------
(1) Amount in parentheses represents the excess of dividends declared over net income of subsidiary.

Condensed Statements of Cash Flows
Years ended December 31,              1996           1995          1994
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary        $10,509,000     $2,094,000    $1,841,000
Other, net                           107,000         77,000        89,000
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES             10,616,000      2,171,000     1,930,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 securities available for sale       965,000            -0-           -0-
Proceeds from maturities of
 investment securities                   -0-        470,000       622,000
Purchases of investment securities       -0-            -0-      (450,000)
Purchases of securities available
 for sale                         (1,127,000)    (1,034,000)          -0-
Proceeds from sale of building
 to Bank                                 -0-            -0-     2,855,000
Construction of bank premises            -0-            -0-    (2,109,000)
Cash paid on line of credit              -0-            -0-    (2,768,000)
Advance to subsidiary             (8,000,000)           -0-           -0-
Proceeds from line of credit             -0-            -0-     1,668,000
Proceeds from exercise of
 stock options                       179,000        278,000        56,000
Dividends paid                    (2,452,000)    (2,073,000)   (1,857,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES        (10,435,000)    (2,359,000)   (1,983,000)
                             ---------------------------------------------
NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS           181,000       (188,000)      (53,000)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   753,000        941,000       994,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $   934,000     $  753,000    $  941,000
                             ---------------------------------------------
END OF PUBLISHED PAGE 17

(13) Retirement Plan:

The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's policy is to fund the pension plan according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The net periodic pension costs charged to other expenses amounted to $55,000 in 1996, $92,000 in 1995 and $128,000 in 1994. At December 31, 1996
there were 213 participants in the plan. An analysis of net periodic pension cost for 1996, 1995 and 1994 is presented below.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 6.50% and 5.00%, respectively for 1996 and 1995. The expected long-term rate of return on assets was 8.50% for 1996 and 1995.

An analysis which sets forth the plan's funded status and prepaid (accrued) pension liability as reported in the Corporations financial statements at December 31, 1996 and 1995 is also presented below.

Components of Net Periodic
Pension Cost:                         1996           1995           1994
-------------------------------------------------------------------------
Service cost                      $ 257,000      $ 184,000      $ 229,000
Interest cost of projected
 benefit obligation                 435,000        466,000        467,000
Actual return on plan assets     (1,097,000)    (1,410,000)      (131,000)
Net total of other components       460,000        852,000       (437,000)
                             ---------------------------------------------
Net periodic pension cost          $ 55,000       $ 92,000      $ 128,000
                             ---------------------------------------------

Actuarial Present Value of Benefit Obligations:      1996           1995
--------------------------------------------------------------------------
Accumulated benefit obligation including
 vested benefits of $(5,433,000) in 1996
 and $(5,591,000) in 1995                      $(5,455,000)   $(5,644,000)
                                       -----------------------------------
Projected benefit obligation                   $(7,025,000)   $(7,251,000)
Plan assets at market value, primarily
  U. S. Government securities and
  investments in bond and equity funds           7,666,000      7,758,000
                                       -----------------------------------
Plan assets in excess of projected
  benefit obligations                              641,000        507,000
Unrecognized net (gains) losses
  subsequent to transition                        (220,000)      (196,000)
Unrecognized prior service cost                   (294,000)      (329,000)
Unrecognized net assets, being recognized
 over employees' average remaining
 service life                                      (87,000)      (136,000)
                                       -----------------------------------
Prepaid (accrued) pension liability            $    40,000    $  (154,000)
                                       -----------------------------------

(14) Stock Option Plan:

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its incentive stock options in the financial statements. Had the Corporation determined compensation cost on the fair value at the date of grant for its incentive stock options under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", there would have been no difference in the Corporation's 1996 net income and earnings per share and the impact on the 1995 net income and earnings per share would have not been material.

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

During 1996, stock options amounting to 18,307 shares were exercised at a price range of $6.57 to $19.99.

An analysis of the status of the stock option plans as of December 31, 1996 follows:

Plan Year                                 1985                1982
--------------------------------------------------------------------------
Options outstanding:
  Total                                 17,650               9,864
  Vested                                17,650               9,864
Options available for granting             -0-                 -0-
Exercise price                          $19.99              $14.93
--------------------------------------------------------------------------
Pursuant to the terms of the plans, share information and exercise prices have been adjusted to reflect the impact of stock splits and dividends subsequent to the granting dates of the options.

END PUBLISHED PAGE 18

(15) Employee Stock Ownership Plan:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $400,000, $360,000, and $375,000 in 1996, 1995, and 1994,
respectively.  At December 31, 1996 there were 266 participants in the plan.

Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment. Therefore, it is anticipated that the ESOP will acquire additional Corporation common stock, at fair market value, in future years.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

Years ended December 31,              1996           1995           1994
--------------------------------------------------------------------------
Cash dividend income                $ 62,000       $ 44,000      $  31,000
Stock dividend/split shares            1,865         13,845          1,350
Shares purchased                      22,542         18,958         12,216
Shares distributed                     4,246          3,420            101
Year end holdings:
Shares                               107,010         86,849         57,466
Market value                      $3,103,000     $2,388,000     $1,731,000
As a percentage of
 total plan assets                     86.0%          68.6%          57.6%

(16) Stock Purchase Plan:

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

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $110,000, $105,000 and $105,000 in 1996, 1995 and 1994, respectively. At December 31,
1996 there were 201 participants in the plan.

Transactions by the Stock Purchase Plan relating to the activity in the Corporation's common stock are summarized below:

Years ended December 31,              1996           1995           1994
--------------------------------------------------------------------------
Cash dividend income              $   76,000     $   66,000     $   63,000
Stock dividend/split shares            2,427         25,537          3,052
Shares purchased                      19,447          5,552         18,991
Shares distributed                    13,394         21,238          8,765
Year end holdings:
Shares                               127,750        119,270        109,419
Market value                      $3,705,000     $3,280,000     $3,296,000
As a percentage of
 total plan assets                     99.8%          90.8%          96.9%

(17) Commitments, Credit Risk, and Contingencies:

In the normal course of business, the Bank enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 to 120 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the applicant. Collateral held is generally single-family residential real estate, and commercial real estate.

The Corporation's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk at December 31, 1996 was:

   Commitments to extend credit             $61,898
   Standby letters of credit                  1,686
                                            -------
      Total                                 $63,584
                                            -------
Most of the Corporation's business activity is with customers located within the Corporation's defined market area. As of December 31, 1996, the Corporation had no significant concentrations of credit risk in its loan portfolio. The Corporation also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

There are various lawsuits and claims pending against the Corporation which arise in the normal course of business. In the opinion of management, any liabilities that may result from pending lawsuits and claims will not materially affect the financial position of the Corporation.

(18) Recent Accounting and Regulatory Pronouncements:

The Financial Accounting Standards Board, the Federal government and Federal regulators have issued several pronouncements and legislation which are or will be impacting the Corporation. These pronouncements are briefly discussed on page 27 of this report.


END PUBLISHED PAGE 19

(19) Estimated Fair Value of Financial Instruments:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and federal funds sold and other interest-bearing instruments and Accrued interest, accounts receivable and other financial assets:
For these short-term financial instruments, the carrying value is a reasonable estimate of fair value.

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

Deposits:
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and NOW accounts, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

Securities sold under repurchase agreements and other short-term borrowings and Accrued interest payable and other financial liabilities:
For these short term financial instruments, the carrying value is a reasonable estimate of fair value.

Federal Home Loan Bank advances:
The fair value of these long-term financial instruments is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

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

The estimated fair values of the Corporation's financial instruments at December 31, 1996 and 1995 are summarized as follows:

December 31,                 1996                         1995
-------------------------------------------------------------------------
                     Carrying    Estimated      Carrying    Estimated
                      Value      Fair Value      Value      Fair Value
-------------------------------------------------------------------------
Financial assets:
Cash and due from
 banks and Federal
 funds sold and other
 interest-bearing   $ 18,993,000  $ 18,993,000  $ 27,530,000  $ 27,530,000
 instruments        ============  ============  ============  ============
Securities          $104,960,000  $105,639,000  $104,566,000  $106,076,000
                    ============  ============  ============  ============
Net loans           $297,957,000  $297,917,000  $272,491,000  $272,754,000
                    ============  ============  ============  ============
 Accrued interest,
 accounts receivable
 and other financial
 assets             $  3,965,000  $  3,965,000  $  4,424,000  $  4,424,000
                    ============  ============  ============  ============
Financial liabilities:
Deposits:
Demand deposits,
 savings accounts
 and money market
 deposits           $223,391,000  $223,391,000  $219,610,000  $219,610,000
Certificates of      142,989,000   143,569,000   133,845,000   134,791,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $366,380,000  $366,960,000  $353,455,000  $354,401,000
                    ============  ============  ============  ============
Securities sold under
 repurchase agree-
 ments and other
 short-term
 borrowings         $ 23,386,000  $ 23,386,000  $ 24,148,000  $ 24,148,000
                    ============  ============  ============  ============
Federal Home Loan
 Bank advances      $  1,095,000  $  1,103,000  $        -0-  $         -0-
                    ============  ============  ============  ============
Accrued interest
 payable and
 other financial    $  2,849,000  $  2,849,000  $  2,673,000  $  2,673,000
 liabilities        ============  ============  ============  ============
END PUBLISHED PAGE 20

                                                    Report of Management

To The Shareholders of LNB Bancorp, Inc.     January 24, 1997

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

/s/ James F. Kidd                     /s/ Gregory D. Friedman

James F. Kidd                         Gregory D. Friedman
President and                         Senior Vice President,
Chief Executive Officer               Chief Operating Officer and
                                      Chief Financial Officer

                                              Independent Auditors' Report


The Board of Directors
LNB Bancorp, Inc.

  We have audited the accompanying consolidated balance sheets of LNB
Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in the notes to consolidated financial statements the Corporation adopted the provisions of Statement of Financial Standards No. 114 "Accounting by Creditors for Impairment of a Loan," and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in 1995, and No. 115, "Accounting for Certain Investment in Debt and Equity Securities", in 1994.


/s/ KPMG Peat Marwick LLP

Cleveland, Ohio
January 24, 1997

END PUBLISHED PAGE 21

Management's Discussion and Analysis

Introduction:
  The following is management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 1996 Annual Report to Shareholders.

Forward-Looking Statements:
  When used in this Annual Report, the words or phrases "will likely result", "are expected to","will continue","is anticipated", "estimate", "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
  The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Earnings Summary:
  LNB Bancorp, Inc.'s consolidated 1996 net income reached a record high of $5,852,000, compared to $5,003,000 in 1995 and $4,432,000 in 1994. Net income for 1996 and 1995 was favorably affected by an increase in net interest income and increased noninterest income. Net income in 1996 and 1995 was favorably affected by reductions in FDIC Deposit Insurance Premiums.
  Earnings per share totaled $1.41 for 1996 compared to $1.21 for 1995 and $1.07 for 1994. Prior period earnings per share data have been restated to reflect the 2% stock dividend in 1996, five-for-four stock split in 1995 and the 3% stock dividend in 1994. The return on average assets increased to 1.37% in 1996 from 1.21% in 1995 and 1.13% in 1994.

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

  A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on the next page. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.
  Net interest income in 1996 increased by $1,426,000 from $19,674,000 in 1995 to $21,100,000 in 1996. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds decreased from 3.71% in 1995 to 3.58% in 1996, or a total of 13 basis points. During the same period, the yield on earning assets increased 4 basis points to 8.23% in 1996, compared to 8.19% in 1995, resulting in a increase in the interest spread by 17 basis points in 1996. The increase in net interest income resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest income increased from 1995 to 1996 from increases in interest rates and volumes.
  Net interest income increased by $1,121,000 in 1995 from $18,553,000 in 1994 to $19,674,000 in 1995. Net interest income in 1995 was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates during the second half of 1995. The cost of funds dropped from 2.87% in 1994 to 3.71% in 1995, or a total of 84 basis points. During the same period, the yield on earning assets increased 74 basis points to 8.91% in 1995, compared to 7.45% in 1994, resulting in a decrease in the interest spread by 10 basis points in 1995.
  The net yield on earning assets in 1996 was 5.33% compared to 5.14% in 1995 and 5.09% in 1994. This relatively constant yield reflects the fact that the Corporations's portfolio of earning assets and interest bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition and regulation.

END PUBLISHED PAGE 22

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1996
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                           ----------------------------------------------
ASSETS:
Securities                       $ 98,661        $ 6,056          6.14%
Securities-tax exempt               4,312            313          7.26
Federal funds sold and other
 interest-bearing instruments       4,916            276          5.61
Commercial loans                  108,750         10,327          9.50
Commercial loans tax-exempt           929             82          8.83
Mortgage loans                    130,026         10,369          7.97
Consumer loans                     48,104          5,155         10.72
                            ----------------------------------------------
TOTAL EARNING ASSETS              395,698         32,578          8.23%
                            ----------------------------------------------
Reserve for possible loan losses   (4,043)
Cash and due from banks            17,794
Other assets                       17,173
                            ----------------------------------------------
TOTAL ASSETS                     $426,622
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit          $139,028        $ 7,302          5.25%
Savings deposits                   92,570          2,041          2.20
Interest-bearing demand            67,633          1,162          1.72
Short-term borrowings              21,465            954          4.47
Long-term borrowings                  291             19          6.53
                            ----------------------------------------------
TOTAL INTEREST-                   320,987         11,478          3.58%
 BEARING LIABILITIES        ----------------------------------------------

Noninterest-bearing deposits       58,989
Other liabilities                   3,944
Shareholders' equity               42,702
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $426,622
                            ----------------------------------------------
NET INTEREST INCOME(FTE)                         $21,100
Taxable equivalent adjustment                       (108)
                            ----------------------------------------------
NET INTEREST INCOME PER
  FINANCIAL STATEMENTS                           $20,992
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.33%
                            ----------------------------------------------

                             Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1995
--------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
ASSETS:
Securities                       $ 97,242        $ 5,532          5.69%
Securities-tax exempt               8,025            623          7.76
Federal funds sold and other
 interest-bearing instruments       5,143            300          5.83
Commercial loans                  105,277         10,233          9.72
Commercial loans - tax exempt       1,094            103          9.41
Mortgage loans                    120,788          9,638          7.98

Consumer loans                     44,852          4,881         10.88
                            ----------------------------------------------
TOTAL EARNING ASSETS              382,421         31,310          8.19
                            ----------------------------------------------
Reserve for possible loan losses   (3,956)
Cash and due from banks            16,277
Other assets                       17,060
                            ----------------------------------------------
TOTAL ASSETS                     $411,802
                            ----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit          $127,013        $ 7,013          5.52%
Savings deposits                   93,809          2,133          2.27
Interest-bearing demand            70,224          1,383          1.97
Short-term borrowings              22,864          1,107          4.84
Long-term borrowings                  -0-            -0-           -0-
                            ----------------------------------------------
TOTAL INTEREST-                   313,910         11,636          3.71
 BEARING LIABILITIES         ---------------------------------------------

Noninterest-bearing deposits       55,456
Other liabilities                   3,113
Shareholders' equity               39,323
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $411,802
                            ----------------------------------------------
NET INTEREST INCOME (FTE)                        $19,674
Taxable equivalent adjustment                       (199)
                            ----------------------------------------------
NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                          $19,475
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.14%
                            ----------------------------------------------

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1994
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                              --------------------------------------------
ASSETS:
Securities                       $ 93,658        $ 4,513          4.82%
Securities-tax exempt              11,113            859          7.73
Federal funds sold and other
 interest-bearing instruments       7,140            297          4.16
Commercial loans                  104,170          8,777          8.43
Commercial loans - tax exempt       1,328            103          7.76
Mortgage loans                    105,839          8,499          8.03
Consumer loans                     41,008          4,077          9.94
                            ----------------------------------------------
TOTAL EARNING ASSETS              364,256         27,125          7.45
                            ----------------------------------------------
Reserve for possible loan losses   (3,836)
Cash and due from banks            16,277
Other assets                       14,627
                            ----------------------------------------------

TOTAL ASSETS                     $391,324
                           -----------------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit          $100,185        $ 3,913          3.91%
Savings deposits                   96,375          2,227          2.31
Interest bearing demand            79,408          1,621          2.04
Short-term borrowings              23,167            811          3.50
Long-term borrowings                  -0-            -0-           -0-
                            ----------------------------------------------
TOTAL INTEREST-                   299,135          8,572          2.87
 BEARING LIABILITIES        ----------------------------------------------
Noninterest-bearing deposits       53,143
Other liabilities                   2,626
Shareholders' equity               36,420
                            ----------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $391,324
                            ----------------------------------------------
NET INTEREST INCOME (FTE)                        $18,553
Taxable equivalent adjustment                       (295)
                            ----------------------------------------------
NET INTEREST INCOME PER
  FINANCIAL STATEMENTS                           $18,258
                            ----------------------------------------------
NET YIELD ON EARNING ASSETS                                       5.09%
                            ----------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent

Years ended December 31,                    1996 and 1995
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------

Securities                      $    81           $  443         $  524
Securities-tax exempt              (288)             (22)          (310)
Federal funds sold and
 other interest-
 bearing instruments                (13)             (11)           (24)
Commercial loans                    338             (244)            94
Commercial loans tax-exempt         (16)              (5)           (21)
Mortgage loans                      737               (6)           731
Consumer loans                      354              (80)           274
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,193               75          1,268
                            ---------------------------------------------
Certificates of deposit             663             (374)           289
Savings deposits                    (28)             (64)           (92)
Interest-bearing demand             (51)            (170)          (221)
Short-term borrowings               (68)             (85)          (153)

Long-term borrowings                -0-               19             19
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              516             (674)          (158)
                            ---------------------------------------------
NET INTEREST INCOME             $   677           $  749        $ 1,426
                            ---------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent

Years ended December 31,                    1995 and 1994
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------
Securities                      $   173           $  846        $  1,019
Securities-tax exempt              (239)               3            (236)
Federal funds sold and
 other interest-
 bearing instruments                (83)              86               3
Commercial loans                     93            1,363           1,456
Commercial loans tax-exempt         (18)              18             -0-
Mortgage loans                    1,200              (61)          1,139
Consumer loans                      382              422             804
                            ---------------------------------------------
TOTAL INTEREST INCOME             1,508            2,677           4,185
                            ---------------------------------------------
Certificates of deposit           1,048            2,052           3,100
Savings deposits                    (59)             (35)            (94)
Interest-bearing demand            (187)             (51)           (238)
Short-term borrowings               (11)             307             296
Long-term borrowings                -0-              -0-             -0-
                            ---------------------------------------------
TOTAL INTEREST EXPENSE              791            2,273           3,064
                            ---------------------------------------------
NET INTEREST INCOME             $   717           $  404         $ 1,121
                            ---------------------------------------------


END PUBLISHED PAGE 23

Results from Operations:
  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was relatively constant, increasing from 79.4% in 1995 to 79.6% in 1996.
  Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, decreased from 20.6% in 1995 to 20.4% in 1996. This decrease results from a lower average balance in the security portfolio and Federal funds from 1995 to 1996, even though the market rates on securities increased from 1995 through 1996. The higher yield in 1996 of the security portfolio is the result of 1994 and some 1995 purchases of securities with higher interest rates than those securities that matured in 1994 and 1995.
  The cost of interest-bearing liabilities in 1996 was $11,478,000 compared to $11,636,000 and $8,572,000 in 1995 and 1994, respectively. The net favorable impact of decreases in rates plus increases in volume caused interest expense to decrease from 1995 through 1996. Repricing of interest-bearing liabilities from 1995 through 1996 resulted in a significant net favorable change in interest expense during 1996. The unfavorable impact of increases in deposit rates plus increases in volume caused interest expense to increase from 1994 to 1995. Repricing of interest bearing liabilities from 1994 through 1995 resulted in a significant net unfavorable change in interest expense in 1995.
  Total other income in 1996 increased to $4,925,000 compared to $4,287,000 in 1995 for an increase of $638,000. This increase results from increases from Trust Division income of $57,000, and service charges of $543,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. Total other income in 1995 increased by $153,000 to $4,287,000 as compared to 1994. This increase resulted from increases in Trust division income of $122,000 and service charges of $60,000.
   Total other expenses increased 3.4% in 1996 compared to 1995 after a 2.2% increase for 1995 compared to 1994. A significant portion of the increases in 1996 and 1995 were the result of the effects of inflation on salaries and benefits plus increases in furniture and equipment expenses.
Total other expenses in 1996 and 1995 were also affected by decreases in FDIC Deposit Insurance Premiums.
  The effective tax rate of the Corporation was 33.1%, 31.8%, and 29.8% in 1996, 1995, and 1994, respectively. The increase in the effective tax rate in 1996 and 1995 was primarily due to lower levels of tax-exempt interest income. The decrease in the effective tax rate in 1994 was due primarily to the favorable outcome of a Federal tax examination. A detailed analysis of Federal income taxes is presented on page 15.
  The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected quarterly financial data for 1996, 1995 and 1994 is presented on page 28. There were no significant intra-quarter fluctuations except for fourth quarter increases in other income in 1995 and 1996. The increase in other income reflects the realization of annual Trust Division billings which are based on year-end market values.

Provision and Reserve for Possible Loan Losses
  The reserve for possible loan losses is maintained by management at a level considered adequate to cover possible losses. The amount of the provision for possible loan losses charged to operating expenses is the amount necessary, in the opinion of management, to maintain the reserve for possible loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While management's periodic analysis of the reserve for possible loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
  The reserve for loan losses on December 31, 1996, was $4,116,000, or 1.36% of outstanding loans, compared to $4,002,000, or 1.45% at year-end 1995.
  The provision for possible loan losses charged to operating expense was $600,000 and $400,000 in 1996 and 1995, respectively. In addition to meeting management's expectations for adequacy, this level of funding for the reserve also kept the Bank's ratio of the reserve as a percentage of outstanding loans comparable to that of banks of similar size, loan portfolio size and mix and credit philosophies.
  Net charge-offs for 1996 were $486,000, as compared to $230,000 for 1995, while net charge-offs as a percentage of average loans outstanding for 1996 was 0.17%, compared to 0.08% for 1995.
  Non-performing loans at year-end 1996 were $1,122,000 compared to $1,457,000 at year-end 1995. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status. As of December 31, 1996, 63% of non-performing loans were Commercial Loans and 37% were Residential Mortgage Loans. This compares to 29% and 71%, respectively for the same categories at year-end 1995. Non-performing loans did not have a material impact on interest income during 1996, 1995 or 1994.

END PUBLISHED PAGE 24

The quality of the loan portfolio remains fairly high, as the ratio of non-performing loans to total loans decreased from 0.53% at year-end 1995 to 0.37% at year-end 1996.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1996, there were no significant concentrations of credit risk in the loan portfolio. Additional information regarding the loan portfolio is presented on page 13.

Financial Condition:
  The earning assets mix has changed considerably from December 31, 1995 to December 31, 1996. During this period, loans increased by $25,580,000 and securities increased by $394,000. Increases in loans are primarily funded by growth in deposits, current retained earnings, and reductions in cash and due from banks. The economy showed good growth during 1996 which stimulated loan demand.
  The maturity distribution of debt securities which appears on page 12 of this report, indicates that $101,794,000, or 97.0%, of debt securities mature within the next five year period with $23,152,000, or 22.1% maturing during 1997. At the close of 1996 and 1995 there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $692,000 or 0.6%, at the close of 1996.
    Total deposits held by the Corporation increased $12,925,000 during 1996 compared to an increase of $18,236,000 during 1995. Interest-bearing deposits represented 82.6% and 83.0% of total deposits at December 31, 1996 and 1995, respectively. Noninterest-bearing deposits increased by $3,639,000 while interest-bearing deposits increased by $9,286,000 during 1996. During 1995, noninterest-bearing deposits increased by $3,067,000 while interest-bearing deposits increased by $15,169,000. In both 1996 and 1995, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.
  Total other borrowings, primarily repurchase agreements, decreased by $762,000 during 1996, following a increase of $4,977,000 in 1995. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments.

Capital Resources:
  Total shareholder's equity was $44,198,000 at December 31, 1996 compared to $40,791,000 at December 31, 1995, an increase of $3,407,000, or 8.4%. This increase was primarily attributable to net income of $5,852,000 less dividends declared to shareholders of $2,591,000 and a decrease in the unrealized gains, net of deferred tax, on available for sale securities from year-end 1995 to year-end 1996 of $33,000. The book value per share of common stock was $10.68 at year-end 1996 compared to $9.90 at year-end 1995, a 7.9% increase, adjusted for a 2% stock dividend in April 1996.
  Cash dividends declared on the common stock of LNB Bancorp, Inc. during the year ended December 31, 1996 totaled $2,591,00 or $.63 per share. This compared to $2,175,000, or $.53 per share for the year ended December 31, 1995. In addition to the regular fourth quarter dividend of $.16 per share, an EXTRA cash dividend of $.03 per share was declared by the Board of Directors. The 1996 dividends per share represent an increase of 18.9% over the cash dividend declared in 1995. Dividends declared in 1996 represented a payout ratio of 44.3% of net income compared to 43.5% in 1995. In addition to cash dividends declared in 1996, the Board of Directors approved a 2% stock dividend to its shareholders which was paid on April 16, 1996.

  The Corporation's primary source of funds for the payment of dividends is its Bank subsidiary. During December of 1996, the Bank paid $8,786,000 in dividends to the Corporation. Of this amount, $786,000 was used to fund the fourth quarter dividend to shareholders. The remainder, $8,000,000, was upstreamed to the Corporation in order for it to have sufficient equity capital to take advantage of future acquisition opportunities and to pay future dividends. In order for the Bank to fund its balance sheet and remain well capitalized, the Corporation and the Bank entered into a subordinated debt agreement on December 30, 1996 for $8,000,00 payable on January 1, 2007 at an interest rate of 6.80%. The Bank, which is limited by regulation as to the amount of a dividend which can be paid, remains within these regulatory guidelines. Currently this restriction will not preclude the Bank from paying sufficient dividends to fund, as needed, the usual quarterly dividends paid to the Corporation's shareholders.
  Under regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency, bank holding companies and banks are required to maintain certain minimum capital ratios in order to be considered "well capitalized." At December 31, 1996 and 1995, the capital ratios of both the Corporation and the Bank exceeded those required to be considered "well capitalized." For additional information on the Corporation and Bank's capital ratios, refer to Note 10-Shareholders' Equity, on page 16.
  On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $1,250,000 are projected for 1997.

END PUBLISHED PAGE 25

Interest Rate Sensitivity Management:
  Interest rate sensitivity is a measurement of the risk inherent in net interest income attributable to fluctuations in market interest rates.
  The Corporation manages the repricing of interest rate sensitive assets and liabilities to stabilize interest margins and reduce the risk resulting from fluctuations of interest rates. Differences in the repricing of interest rate sensitive assets and liabilities over a period of time is referred to as the interest rate gap. If more rate sensitive assets reprice than rate sensitive liabilities during a given period of time, the period is said to have a positive interest rate gap. If the opposite relationship exists, the period is said to have a negative interest rate gap. When rates are increasing a positive interest rate gap will, with all other factors held constant, result in an increase in the net interest income. When rates are decreasing a negative interest rate gap will, with all other factors held constant, also result in an increase in the net interest income.

  The table below presents an analysis of the interest rate sensitivity of the Corporation at December 31, 1996. However, this table does not necessarily indicate the impact of general interest rate movements on the Corporation's net interest yield because repricing of various categories of assets and liabilities is discretionary and is subject to competition and other external factors. At December 31, 1996 the Corporation's cumulative twelve month gap position was in a moderate asset-sensitive gap position as illustrated in the following table:

Interest Rate Sensitivity Analysis
                                       After 3          After 6
                                       Months           Months
                         Within 3      But Within       But Within
December 31, 1996        Months        6 Months         1 Year
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $ 137,797     $  19,522         $  28,450
   Securities                5,780         4,195            13,109
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           103               -0-
                   -------------------------------------------------------
Total interest
 earning assets          $ 143,577        23,820            41,559
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       67,229         4,146               -0-
   Time deposits            60,552        23,053            25,110
   Short-term
    borrowings and
    other interest
    bearing
    liabilities             23,386           -0-               -0-
                   -------------------------------------------------------
Total interest
 bearing
 liabilities               151,167        27,199            25,110
                  -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP         $  (7,590)    $  (3,379)         $ 16,449
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY        $  (7,590)    $ (10,969)         $ 5,480
 GAP
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST
 EARNING ASSETS             (1.86%)       (2.69%)            1.35%
                   -------------------------------------------------------

                         After 1
                         Year But
                         Within        After 5
December 31, 1996        5 Years       Years         Total
--------------------------------------------------------------------------
(Dollars in Thousands)
Interest earning
 assets:
   Loans                 $ 107,758     $   8,546     $ 302,073
   Securities               78,772         3,104       104,960
   Federal funds
    sold and other
    interest-bearing
    assets                     -0-           -0-           103
                   -------------------------------------------------------
Total interest
 earning assets            186,530        11,650       407,136
                   -------------------------------------------------------
Interest-bearing
 liabilities:
   Savings and other
    non-time deposits       88,214           -0-       159,589
   Time deposits            34,243            31       142,989
   Short-term
    borrowings and
    other interest
    bearing
    liabilities              1,095           -0-        24,481
                   -------------------------------------------------------
Total interest-
 bearing
 liabilities               123,552            31       327,059
                   -------------------------------------------------------
INTEREST RATE
 SENSITIVITY GAP          $ 62,978     $  11,619      $ 80,077
                    ------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP                     $  68,458     $  80,077
                   -------------------------------------------------------
CUMULATIVE INTEREST
 RATE SENSITIVITY
 GAP AS A PERCENTAGE
 OF TOTAL INTEREST
 EARNING ASSETS             16.81%        19.67%
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

  On December 31, 1996, cash and cash equivalents equaled $18,993,000 or 4.3% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and arises from operating, investing and financing activities.
  The adjustments to reconcile 1996 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,547,000 and a provision of possible loan losses of $600,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.

END PUBLISHED PAGE 26

  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $28,077,000. Cash used in investing activities resulted from net increases in securities of $379,000. Cash used in investing activities included net loan increases of $26,346,000 and purchases of capital assets of $1,407,000.
  Net cash provided by financing activities was $10,985,000. Cash provided by financing activities included increases in deposits of $12,925,000, decreases in securities sold under repurchase agreements of $762,000 and proceeds from stock options exercised of $179,000. Cash used by financing activities primarily included dividends paid of $2,452,000. These cash flows resulted in a $8,537,000 decrease in cash and cash equivalents from December 31, 1995 to December 31, 1996.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At year-end, the Bank had available Federal funds facilities in excess of $10,800,000 at three correspondent banks. The internal and external sources of funds for liquidity, in the opinion of management, satisfy the liquidity needs of the Corporation.

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

The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities"
Implementation date by the Corporation: January 1, 1997
Impact on the Corporation: This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfers that are secured borrowings. Corporate management does not believe that adoption of SFAS No. 125 will have a significant impact on net income.

  All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1996 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

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

Impact on the Corporation: During 1993, a risk-related assessment system was developed by the Federal Deposit Insurance Corporation. Effective, January 1, 1993, the Bank was assigned to the lowest deposit insurance assessment rate currently possible. Under the system, the FDIC will reevaluate the Bank's deposit insurance rate on a semi-annual basis. The Corporation's subsidiary Bank had a significantly lower deposit insurance assessment rate for the second half of 1995. The FDIC has approved a new rate schedule due to the fact that the Bank Insurance Fund (BIF) has reached its designated reserve ratio. The new rates became effective September 15, 1995 and are applied retroactive to June 1, 1995. June is the month following the month in which the BIF reached the 1.25 percent reserve ratio mandated by the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

  During the third quarter of 1995, the Bank received a refund for second and third quarter FDIC Insurance Premiums totalling about $207,000. The Bank was assigned to the lowest deposit insurance assessment rate under the September 15, 1995 guidelines. During 1996, the Bank paid FDIC Insurance Premiums of $2,000 compared to $385,000 for 1995. The lower FDIC Insurance Premium results from a full year of lower FDIC insurance rates. During 1995, the lower FDIC insurance rates were in affect for only June through December. The Bank does not anticipate significant increases in FDIC insurance rates during 1997.

END PUBLISHED PAGE 27

Selected Quarterly Financial Data

Quarterly financial and per share data for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                               First       Second      Third      Fourth
                              Quarter      Quarter    Quarter     Quarter
--------------------------------------------------------------------------
Total interest income  1996 $7,892,000  $8,032,000  $8,187,000  $8,359,000
                       1995  7,346,000   7,789,000   7,900,000   8,076,000
                       1994  6,197,000   6,480,000   6,901,000   7,252,000
--------------------------------------------------------------------------
Total interest expense 1996  2,878,000   2,770,000   2,890,000   2,940,000
                       1995  2,716,000   2,992,000   2,932,000   2,996,000
                       1994  1,928,000   1,972,000   2,176,000   2,496,000
--------------------------------------------------------------------------
Net interest income    1996  5,014,000   5,262,000   5,297,000   5,419,000
                       1995  4,630,000   4,797,000   4,968,000   5,080,000
                       1994  4,269,000   4,508,000   4,725,000   4,756,000
--------------------------------------------------------------------------
Provision for possible 1996    125,000     175,000     125,000     175,000
 loan losses           1995    100,000     100,000     100,000     100,000
                       1994    100,000     100,000     100,000     100,000
--------------------------------------------------------------------------
Net interest income    1996  4,889,000   5,087,000   5,172,000   5,244,000
 after provision for   1995  4,530,000   4,697,000   4,868,000   4,980,000
 possible loan losses  1994  4,169,000   4,408,000   4,625,000   4,656,000
--------------------------------------------------------------------------
Other income           1996  1,221,000   1,227,000   1,254,000   1,223,000
                       1995  1,078,000   1,005,000   1,089,000   1,115,000
                       1994    929,000   1,033,000   1,060,000   1,112,000
--------------------------------------------------------------------------
Other expenses,        1996  4,784,000   4,863,000   4,923,000   4,895,000
 including Federal     1995  4,521,000   4,524,000   4,648,000   4,666,000
   income taxes        1994  4,064,000   4,360,000   4,552,000   4,584,000
--------------------------------------------------------------------------
Net income             1996  1,326,000   1,451,000   1,503,000   1,572,000
                       1995  1,087,000   1,178,000   1,309,000   1,429,000
                       1994  1,034,000   1,081,000   1,133,000   1,184,000
--------------------------------------------------------------------------
Net income per share   1996        .33         .35         .36         .37
 (2)                   1995        .27         .28         .32         .34
                       1994        .25         .27         .27         .28
--------------------------------------------------------------------------
Dividends paid per
 share (1)             1996        .14         .14         .16         .19
                       1995        .12         .12         .14         .15
                       1994        .10         .12         .12         .13
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1996, the five-for-four stock split in 1995, and 3 percent stock dividend in 1994.

(2) Net income per share is computed using the weighted average number of shares outstanding during each year.

END PUBLISHED PAGE 28

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                     1996           1995           1994
--------------------------------------------------------------------------
Total interest income            $32,470,000    $31,111,000    $26,830,000
Total interest expense            11,478,000     11,636,000      8,572,000
                             ---------------------------------------------
Net interest income               20,992,000     19,475,000     18,258,000
Provision for possible
 loan losses                         600,000        400,000        400,000
Other income                       4,925,000      4,287,000      4,064,000
Gains from sales
 of loans and securities                -0-             -0-         70,000
Other expense                     16,565,000     16,023,000     15,679,000
                             ---------------------------------------------
Income before Federal
 income taxes                      8,752,000      7,339,000      6,313,000
Federal income taxes               2,900,000      2,336,000      1,881,000
                             ---------------------------------------------
NET INCOME                       $ 5,852,000    $ 5,003,000    $ 4,432,000
                             ---------------------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1996           1995           1994
--------------------------------------------------------------------------
Cash and cash equivalents       $ 18,993,000   $ 27,530,000   $ 21,275,000
Securities                       104,960,000    104,566,000     99,524,000
Net loans                        297,957,000    272,491,000    257,975,000
Other assets                      16,333,000     17,016,000     16,081,000
                             ---------------------------------------------
TOTAL ASSETS                    $438,243,000   $421,603,000   $394,855,000
                             ---------------------------------------------
Total deposits                  $366,380,000   $353,455,000   $335,219,000
Other borrowings                  24,481,000     24,148,000     19,171,000
Other liabilities                  3,184,000      3,209,000      2,954,000
                             ---------------------------------------------
Total liabilities                394,045,000    380,812,000    357,344,000
                             ---------------------------------------------
Total shareholders' equity        44,198,000     40,791,000     37,511,000
                             ---------------------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY        $438,243,000   $421,603,000   $394,855,000
                             ---------------------------------------------

SHARE DATA
                                      1996           1995           1994
--------------------------------------------------------------------------
Per share data (1):
Net income (2)                        $ 1.41         $ 1.21         $ 1.07
Cash dividends                        $  .63         $  .53         $  .47
Cash dividends declared           $2,591,000     $2,175,000     $1,905,000
Net increase in
shareholders' equity              $3,407,000     $3,280,000     $2,451,000
Book value per share (1)              $10.68         $ 9.90         $ 9.19
Number of shares out-
standing at end of year (1)        4,138,533      4,120,134      4,080,069
--------------------------------------------------------------------------

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                                    1993           1992
--------------------------------------------------------------------------
Total interest income                           $25,892,000    $27,465,000
Total interest expense                            8,540,000     10,223,000
                                            ------------------------------
Net interest income                              17,352,000     17,242,000
Provision for possible
loan losses                                         500,000        700,000
Other income                                      3,818,000      3,605,000
Gains from sales of loans
and securities                                      191,000         14,000
Other expense                                    15,017,000     14,785,000
                                             ------------------------------
Income before Federal
income taxes                                      5,844,000      5,376,000
Federal income taxes                              1,815,000      1,550,000
                                            ------------------------------
NET INCOME                                      $ 4,029,000    $ 3,826,000
                                            ------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,             1993           1992
--------------------------------------------------------------------------
Cash and cash equivalents                      $ 21,276,000    $32,728,000
Securities                                      103,086,000     96,631,000
Net loans                                       242,043,000    230,364,000
Other assets                                     13,211,000     12,503,000
                                            ------------------------------
TOTAL ASSETS                                   $379,616,000   $372,226,000
                                            ------------------------------
Total deposits                                 $321,012,000   $317,730,000
Other borrowings                                 19,400,000     18,861,000
Other liabilities                                 4,144,000      3,083,000
                                            ------------------------------
Total liabilities                               344,556,000    339,674,000
                                            ------------------------------
Total shareholders' equity                       35,060,000     32,552,000
                                            ------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $379,616,000   $372,226,000
                                            ------------------------------

SHARE DATA                                          1993           1992
--------------------------------------------------------------------------
Per share data (1):
Net income (2)                                       $  .98         $  .94
Cash dividends                                       $  .43         $  .39
Cash dividends declared                         $ 1,725,000    $ 1,555,000
Net increase in
shareholders' equity                            $ 2,508,000    $ 2,414,000
Book value per share (1)                             $ 8.62          $8.08
Number of shares out-
standing at end of year (1)                       4,068,127      4,082,402
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1996, the five-for-four stock split in 1995 and 1993, and the 3 percent stock dividends in 1994 and 1992
(2) Net income per share is computed using the weighted average number of shares outstanding during each year.

END PUBLISHED PAGE 29

Directors and Officers of LNB Bancorp, Inc.

Directors

Stanley G. Pijor
Chairman of the Board
LNB Bancorp, Inc. and
Lorain National Bank

James L. Bardoner
Retired, Former President
Dorn Industries, Inc.

Daniel P. Batista
Attorney/Partner
Cook & Batista Co., L.P.A.

Robert M. Campana
Managing Director
P.C. Campana, Inc.

Wellsley O. Gray
Sales Consultant
Smith Dairy Company

James F. Kidd
President and
Chief Executive Officer
LNB Bancorp, Inc. and
Lorain National Bank

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

Jeffrey F. Riddell
President
Consumers Builders Supply Company
Vice President and Chief Executive Officer,
Consumeracq, Inc.

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer
LNB Bancorp, Inc.
Executive Vice President
and Secretary
Lorain National Bank

T. L. Smith, M.D.
Retired Physician

Eugene M. Sofranko
President and
Chief Executive Officer
Lorain Glass Company, Inc.

Paul T. Stack
Retired
Manufacturer's Representative
Coley's Inc.

Leo Weingarten
Retired


Officers

James F. Kidd
President and
Chief Executive Officer

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer

Gregory D. Friedman
Senior Vice President,
Chief Operating Officer and
Chief Financial Officer

Michael D. Ireland
Senior Vice President

Emma N. Mason
Senior Vice President

James H. Weber
Senior Vice President

Mitchell J. Fallis
Vice President and
Chief Accounting Officer

Sandra L. Kotradi
Vice President and
Chief Lending Officer

Directors Emeritus of Lorain National Bank

James H. Riddell
Chairman of the Board
Consumers Builders Supply Company
President, Consumeracq, Inc.

Don A. Sanborn
Retired

END PUBLISHED PAGE 30

                                        Officers of Lorain National Bank

Executive Offices

   James F. Kidd
   President and Chief Executive Officer

   Thomas P. Ryan
   Executive Vice President
   and Secretary

   Gregory D. Friedman
   Senior Vice President,
   Chief Operating Officer and
   Chief Financial Officer

Administration

   Debra R. Brown
   Vice President

   David P. Krebs
   Vice President

   Teresa E. George
   Assistant Vice President

   Marianne Kocak
   Assistant Vice President

   James E. Long
   Assistant Vice President

   Carol A. Mesko
   Assistant Vice President

   Teresa E. Kreger
   Employment Officer

   Susan I. Tuttle
   Assistant Cashier

   Robert J. Witkowski
   Maintenance Officer

Audit Division

   Gary W. Sedlak
   Vice President, Auditor
   and Compliance Officer

   Randy E. Lottman
   Assistant Vice President
   and E.D.P. Auditor

   Daniel P. Dudziak
   Senior Staff Auditor

Fiscal Division

   Mitchell J. Fallis
   Vice President and
   Chief Accounting Officer

   Mary L. Kapanke
   Fiscal Operations Officer

Marketing Division

   James H. Weber
   Senior Vice President

   Steven F. Cooper
   Assistant Vice President

   Debra L. Temerario
   Marketing Operations Officer

Loan Division

   Sandra L. Kotradi
   Vice President and
   Chief Lending Officer

   Edwin F. Klenz
   Vice President

   Bruce Diso
   Vice President

   John A. Funderberg
   Vice President

   Denise M. Kosakowski
   Vice President

   Ellen M. Walsh
   Vice President

   Kenneth P. Wayton
   Vice President

   Joel A. Krueck
   Assistant Vice President
   And CRA Officer

   Joan M. Raymond
   Assistant Vice President

   Robert D. Asik
   Consumer Loan Officer

   Kelly A. Dunfee
   Assistant Cashier

   Cynthia M. Pena
   Assistant Cashier

   Joyce L. Wasela
   Commercial Loan
   Operations Officer

Operations and Consumer
Revolving Credit Divisions

   Michael D. Ireland
   Senior Vice President

   Larry R. Johnson
   Vice President

   Frances V. Lesniak
   Vice President

   Larry A. Hill
   Assistant Vice President

   Jeanne C. Maschari
   Assistant Vice President

   Donna Jean Phillips
   Assistant Vice President

   Patricia L. Cole
   Operations Officer

Trust and Investment
Management Division

   Emma N. Mason
   Senior Vice President

   Edward J. Baker
   Vice President

   Gerald S. Falcon
   Vice President

   Brian D. Morgan
   Vice President

   Patrick E. Sheridan
   Investment Officer

   James E. Carpenter
   Assistant Trust Officer

   Jodi L. Penwell
   Assistant Trust Officer

   Carol A. Cavanaugh
   Assistant Employee Benefits Officer

Bank Offices

   Amherst Office
   G. Dale Rosenkranz
   Vice President

   Avon Lake Office
   Charles A. DeAngelis
   Assistant Vice President

   Cleveland Street Office
   Timothy J. Gallagher
   Vice President

   Kansas Avenue Office
   Connie Sklarek
   Assistant Cashier

   Lake Avenue Office
   Christine M. Weber
   Assistant Cashier

   Main Office & 6th St. Drive-In
   Keith H. Kapanke
   Assistant Cashier

   Oberlin Office & Kendal at Oberlin
   Marilyn R. Krasienko
   Assistant Vice President

   Oberlin Avenue Office
   Jennifer M. Nickolls
   Assistant Vice President

   Olmsted Office & The
   Renaissance Office
   Diana L. Schmittgen
   Assistant Cashier

   Pearl Avenue Office
   Patricia A. Wolanczyk
   Branch Manager

   Second Street Office
   James E. Schmittgen
   Assistant Vice President

   Vermilion Office
   Robert B. White
   Assistant Vice President

   The Crossings of Westlake Office
   & Westlake Village Office
   Susan M. Neiding
   Vice President

   West Park Drive Office
   Rita M. Hoyt
   Branch Manager

END PUBLISHED PAGE 31

EARNINGS AND STOCK PERFORMANCE

10 Year Earnings History

(10 Year Earnings History graph follows in printed version with years 1987 through 1996 on the X-axis and earnings on the Y-axis in $2,000,000.00 increments ranging from $0 to $6,000,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1987 through 1996.

The Corporation's management team is proud of its record of continuously increasing profits over this ten year period.

Market Value of Cumulative Shares

100 Shares Purchased December 31, 1986 - Cost: $2,650.00
381 Shares Currently Held December 31, 1996 - Market Value: $11,049.00

(Market Value of Cumulative Shares graph follows in printed version with years 1987 through 1996 on the X-axis and market values on the Y-axis in $4,000.00 increments ranging from $0 to $12,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1987 - 1996: $1,486.99

(Cumulative Cash Dividends Declared graph follows in printed version with years 1987 through 1996 on the X-axis and Dividends Declared on the Y-axis in $500.00 increments ranging from $0 to $1,500.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

For the information of our shareholders, the bottom two graphs reflect a 10 year chronological record of stock and dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment.

Purchase of 100 shares of LNB Bancorp, Inc. stock at $26.50 per share in 1986:

Total market value..........................$2,650.00

Through three stock splits and several stock dividends over the years, the shareholder in this example now owns 381 shares of LNB Bancorp, Inc. stock with a market value of $29.00 per share as of December 31, 1996.

Total market value.........................$11,049.00

In addition, our hypothetical shareholder would have benefited from the cash dividends declared on the stock.

Cumulative cash dividends declared ........ $1,486.99


(The data points used to plot the three (3) graphs previously described follows:

          NET INCOME     CUMULATIVE         CUMULATIVE
YEAR      IN THOUSANDS   MARKET VALUE        CASH DIVIDENDS
1996      $5,852,000.00  $11,049.00          $1,486.99
1995      $5,003,000.00  $10,285.00          $1,246.96
1994      $4,432,000.00  $ 9,007.38          $1,045.00
1993      $4,029,000.00  $ 7,612.50          $  865.60
1992      $3,826,000.00  $ 6,322.00          $  703.20
1991      $3,512,000.00  $ 5,681.25          $  555.74
1990      $3,343,000.00  $ 5,177.50          $  421.66
1989      $3,217,000.00  $ 4,293.00          $  299.58
1988      $2,881,000.00  $ 3,710.00          $  187.22
1987      $2,562,000.00  $ 3,141.50          $   86.52

END PUBLISHED PAGE 32

HALF PAGE INSERT FRONT SIDE

Please detach postage-paid card(s) and return through U.S. Mail or to a Lorain National Bank office near you.

Two cards reading as follows:
To:
James F. Kidd
President and Chief Executive Officer
LNB Bancorp, Inc.
457 Broadway, Lorain Ohio 44052

Yes, I am interested in acquiring LNB Bancorp, Inc. stock and would like to be contacted by a stock broker when a stock purchase opportunity arises.

Name_________________________
Address______________________
City____State____Zip______Phone________

Number of Shares Requested__________

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

  Main Office *
  457 Broadway
  Lorain, Ohio
  (216) 244-7185

  Sixth Street Drive-In
  200 Sixth Street
  Lorain, Ohio
  (216) 244-7242

  Oberlin Office
  40 East College Street
  Oberlin, Ohio
  (216) 775-1361

  Kendal at Oberlin Office
  600 Kendal Drive
  Oberlin, Ohio
  (216) 774-5400

  Oberlin Avenue Office
  3660 Oberlin Avenue
  Lorain, Ohio
  (216) 282-9196

  Olmsted Office
  27095 Bagley Road
  Olmsted Township, Ohio
  (216) 235-4600

  Pearl Avenue Office
  2850 Pearl Avenue
  Lorain, Ohio
  (216) 277-1103

  The Renaissance Office**
  26376 John Road
  Olmsted Township, Ohio
  (216) 427-0041

  **Opened Bank Office in
  January 1997.

  Second Street Office
  221 Second Street
  Elyria, Ohio
  (216) 323-4621

  Vermilion Office
  4455 Liberty Avenue
  Vermilion, Ohio
  (216) 967-3124

  West Park Drive Office
  2130 West Park Drive
  Lorain, Ohio
  (216) 989-3131

  The Crossings of Westlake Office
  30210 Detroit Road
  Westlake, Ohio
  (216) 892-9696

  Westlake Village Office**
  28550 Westlake Village Drive
  Westlake, Ohio 44145
  (216) 808-0229

Community-Based Automated Teller
Machine Locations

  Convenient Food Mart
  Cash Machine
  5375 West Erie Avenue
  Lorain, Ohio

  Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

  Lorain Community/St. Joseph
  Regional Health Center
  205 W. 20th Street
  Lorain, Ohio

  Lorain County Community College
  1005 N. Abbe Road
  Elyria, Ohio

  Lorain Plaza
  1147 Meister Road
  Lorain, Ohio

  Lowe's Home Improvement
  Warehouse
  620 Midway Boulevard
  Elyria, Ohio

  Midway Mall Food Court
  3343 Midway Mall Boulevard
  Elyria, Ohio

  Route 60 and Sailorway Drive
  1317 State Route 60
  Vermilion, Ohio



  * Drive-up ATM is available at Sixth Street Drive-In. All other offices feature ATMs, except Westlake Village Office and The Renaissance Office.


END OF INSIDE BACK COVER

Outside back cover

Beige background

LNB
Bancorp, Inc.

Dark brown lettering


END OF PUBLISHED LNB BANCORP, INC. 1996 ANNUAL REPORT

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 1996)

                      S - K Reference Number (21)




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

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1996)

                      S - K Reference Number (22)




             Notice of Annual Meeting to shareholders and
               Proxy Statement (dated March 17, 1997).

                             LNB BANCORP, INC.
                               LORAIN, OHIO

                 NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

  TO THE SHAREHOLDERS OF
  LNB BANCORP, INC.                                          March 17, 1997

     The Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 15, 1997, at 10:00 a.m., Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully described in the Proxy Statement.

  PROPOSALS:
     1. ELECTION OF DIRECTORS - To elect five (5) directors to hold office until their term expires (April 18, 2000) or until their successors are elected and qualified.

     2. STOCK DIVIDEND - Increase the outstanding common stock of LNB Bancorp, Inc. by declaration of a stock dividend consisting of approximately 82,771 shares of common stock of $1.00 par value each, and the terms and conditions thereof.

     3. OTHER BUSINESS - To transact such other business as may properly come before the meeting.

    Shareholders of record at the close of business on March 7, 1997 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.

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

                   THIS PAGE LEFT INTENTIONALLY BLANK

                              LNB BANCORP, INC.
                                457 BROADWAY
                             LORAIN, OHIO 44052
                              PROXY STATEMENT
                               MARCH 17, 1997

    This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc., (hereinafter called the "Corporation") being a One Bank Holding Company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 15, 1997, is 4,138,533. Only those shareholders of record at the close of business on March 7, 1997 shall be entitled to vote. This proxy may be revoked prior to its exercise. The cost of this solicitation is being paid by the Corporation.

  VOTING
    Each shareholder shall be entitled to one vote for each share of stock standing in their name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
    Shares held in accounts by the Bank's Trust and Investment Management Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
    Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instruction contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein; in support of the increase in the number of authorized shares; and at the discretion of the proxy holders on such other matters as may come before the meeting. The Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.
    The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 1997 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal, the number of votes for, the number of votes against and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

  ELECTION OF DIRECTORS
    Article III of the Code of Regulations of the Corporation provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for five (5) members of the present Board of Directors will expire on April 15, 1997, the management has nominated the hereinafter named five (5) individuals for election to serve until April 18, 2000, or until their successors are elected and qualified.

    The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation, a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.

    Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty
  (50) days prior to any meeting of shareholders called for the election of directors, provided however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee. Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following five(5) nominees:
    1) James F. Kidd
    2) Jeffrey F. Riddell
    3) Thomas P. Ryan
    4) Paul T. Stack
    5) Robert M. Campana

  THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
  NOMINEE.

    The following individuals are directors whose term of office is scheduled to expire on April 21, 1998:
    1) Daniel P. Batista
    2) David M. Koethe
    3) Stanley G. Pijor
    4) Eugene M. Sofranko
    5) Leo Weingarten

    The following individuals are directors whose term of office is scheduled to expire on April 20, 1999:
    1) James L. Bardoner
    2) Wellsey O. Gray
    3) Benjamin G. Norton
    4) T.L. Smith, M.D.

  DIRECTOR'S COMMITTEES
    The Bank has six (6) standing committees upon which members of the Board of Directors serve. They are:

    1) The Audit Committee        4) The Pension/Fringe Benefit Committee
    2) The Executive Committee    5) The Incentive Stock Option Committee
    3) The Trust Committee        6) The Compensation Committee

    Membership of each of these committees is indicated by footnote on page 7.

    The Audit Committee met three (3) times during the last fiscal year.
  It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met thirteen (13) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt. The Trust Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Compensation Committee meets to review all officers' salaries. It held one (1) meeting during the last fiscal year. The Bank has no designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.
    The Bank held thirteen (13) Board of Directors meetings during the last fiscal year. Of the directors who served during 1996, Leo Weingarten attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned director was a member.
    The Corporation held twelve (12) Board of Directors meetings during the last fiscal year. Of the directors who served during 1996, no one attended fewer than 75% of the total of twelve (12) meetings held.

  DIRECTOR'S COMPENSATION

   Each outside director of the Bank is entitled to receive an annual retainer fee of $2,500. Bank officers, who are also directors of the Bank, do not receive an annual retainer fee.
    All of the directors of the Corporation are also directors of the Bank. A director's fee of $500 is paid to outside directors for each meeting attended. Directors, who are also officers of the Corporation, receive a fee of $250 for their attendance at the Corporation's board meetings and receive no director's fees for their attendance at the meetings of the Bank's board.
    Mr. Stanley G. Pijor entered into a Consulting Agreement (The Agreement) with the Bank and the Corporation dated March 15, 1994. The Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's right to receive the benefits referred to above for a period of up to two (2) years.

                                                   LORAIN
                                                  NATIONAL
                                                    BANK       LNB BANCORP,
                      PRINCIPAL OCCUPATION        DIRECTOR    INC. DIRECTOR
  NAME AND AGE        FOR THE PAST FIVE YEARS       SINCE         SINCE

  JAMES L. BARDONER   RETIRED, FORMER PRESIDENT     1974          1983
  Age 78              Dorn Industries, Inc.
  (1-2-4-5-6)         (Manufacturing Company)

  DANIEL P. BATISTA   ATTORNEY/PARTNER              1976          1983
  Age 62              Cook & Batista Co.,L.P.A.(A)
  (2-3-5-6)

  ROBERT M. CAMPANA   MANAGING DIRECTOR             1996          1996
  Age 37              P.C.Campana, Inc.
  (3)

  WELLSLEY O. GRAY    SALES CONSULTANT              1973          1983
  Age 63              Smith Dairy Company
  (1-3)

  JAMES F. KIDD       PRESIDENT AND CHIEF           1989          1989
  Age 57              EXECUTIVE OFFICER
  (2-3-4)             LNB Bancorp, Inc. and
                      The Lorain National Bank

  DAVID M. KOETHE     CHAIRMAN OF THE BOARD         1975          1983
  Age 61              The Lorain Printing Company(B)
  (2-3-4-5-6)

  BENJAMIN G. NORTON  EMPLOYEE AND                  1983          1983
  Age 57              COMMUNITY RELATIONS MANAGER
  (3-7)               RELTEC Corporation

  STANLEY G. PIJOR    CHAIRMAN OF THE BOARD         1969          1983
  Age 66              LNB Bancorp, Inc. and
  (2-3-4-6)           The Lorain National Bank

  JEFFREY F. RIDDELL  PRESIDENT                     1995          1995
  Age 45              Consumers Builders Supply
  (1)                 Company
                      VICE PRESIDENT AND
                      CHIEF EXECUTIVE OFFICER
                      Consumeracq, Inc.

  THOMAS P. RYAN      EXECUTIVE VICE PRESIDENT      1989          1989
  Age 58              AND SECRETARY/TREASURER
                      LNB Bancorp, Inc.
                      EXECUTIVE VICE PRESIDENT
                      AND SECRETARY
                      The Lorain National Bank

                                                 LORAIN
                                                NATIONAL
                                                  BANK         LNB BANCORP,
                      PRINCIPAL OCCUPATION      DIRECTOR     INC. DIRECTOR
  NAME AND AGE        FOR THE PAST FIVE YEARS     SINCE          SINCE

  T.L. SMITH, M.D     RETIRED PHYSICIAN           1968            1983
  Age 83
  (1-2-4-5-6)

  EUGENE M. SOFRANKO  PRESIDENT AND CHIEF         1974            1983
  Age 66              EXECUTIVE OFFICER
  (1-2-4-5-6)         Lorain Glass Company, Inc.

  PAUL T. STACK       RETIRED MANUFACTURER'S      1974            1983
  Age 67              REPRESENTATIVE
  (1-2-3-6)           Coley's Inc.

  LEO WEINGARTEN      RETIRED                     1964            1983
  Age 77
  (2-4-5-6)

    (1) Member of Audit Committee       (5) Member of Incentive Stock Option
    (2) Member of Executive Committee       Committee
    (3) Member of Trust Committee       (6) Member of Compensation Committee
    (4) Member of Pension/Fringe Benefit(7) Alternate Member of Executive
        Committee                           and Compensation Committees

    (A) The Bank has retained the law firm of Cook & Batista Co., L.P.A. as legal counsel for the last several years. During the last fiscal year, The Lorain National Bank has paid to Cook & Batista, Co., L.P.A. an amount of $115,634. It is anticipated that this relationship will continue during the current fiscal year.
    (B) During the last fiscal year, The Lorain National Bank has paid to The Lorain Printing Company an amount of $62,503 for printing services and supplies. It is anticipated that such business relationship will continue during the current fiscal year.
    (C) During the last fiscal year the Bank paid to Stanley G. Pijor the sum of $1,031,574 which constituted the lump sum distribution of his retirement benefits payable under the provisions of the Lorain National Bank Retirement Pension Plan. Mr. Pijor was also a party to a Consulting Agreement with the Bank dated March 15, 1994, which provides Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing on January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's rights to receive the benefits referred to above for a period of up to two (2) years. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Agreement, Mr. Pijor shall receive an annual supplemental retirement benefit in the amount of $50,000 for a period on ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

  EXECUTIVE COMPENSATION
    LNB Bancorp, Inc. did not pay any separate compensation, other than Corporation director fees, to its executive officers during 1996, 1995, and 1994. All executive compensation was paid by Lorain National Bank. The information which follows discloses the annual and long term compensation for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1996, 1995 and 1994, for all persons who were, during 1996, (i) the chief executive officer and (ii) the other most highly compensated Officers of the Bank who made in excess of $100,000 during 1996 (the Named Executive Officers).

  SUMMARY COMPENSATION TABLE

    The named executive officers disclosure requirements affect the Chief Executive Officer and those executive officers earning more than $100,000 in salary and bonuses. In 1996, 1995 and 1994, Mr. James F. Kidd, President and Chief Executive Officer, and Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, met the criteria for disclosure.
    The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1996, 1995 and 1994.
                                     Compensation (1)
                          -----------------------------------------------
                                         Annual
  Name and               --------------------------------     All
  Principal Position        Year      Salary      Bonuses    Other (2)
  ----------------------------------------------------------------------
  James F. Kidd             1996    $151,154    $32,500     $20,600
  President and Chief       1995    $124,000    $15,000     $18,427
  Executive Officer         1994    $104,556    $15,000     $15,646

  Thomas P. Ryan            1996    $104,050    $15,375     $18,755
  Executive Vice President  1995    $ 99,375    $15,000     $15,693
  and Secretary/Treasurer   1994    $ 92,323    $15,000     $14,450

 (1) The aggregate of Other Annual Compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and therefore is not required to be reported under the
     SEC rules.
 (2) All Other Compensation consisted of the following:
    James F. Kidd:                               1996      1995      1994
     Contribution, in Mr. Kidd's behalf to:
      The Bank's Stock Purchase Plan           $ 4,500   $ 4,176   $ 3,909
      The Bank's Employee Stock Ownership Plan $10,925   $10,236   $ 8,860
      Mr. Kidd's Supplemental Life Insurance   $ 2,250   $ 2,239   $ 2,077
     Corporation director's fees               $ 2,925   $ 1,775   $   800

    Thomas P. Ryan:                              1996      1995      1994
     Contribution, in Mr. Ryan's behalf to:
      The Bank's Stock Purchase Plan           $ 3,583   $ 3,431   $ 3,508
      The Bank's Employee Stock Ownership Plan $ 8,698   $ 8,518   $ 7,993
      Mr. Ryan's Supplemental Life Insurance   $ 2,079   $ 1,969   $ 1,949
     Corporation director's fees               $ 2,700   $ 1,775   $ 1,000
     Anniversary Stock Award                   $ 1,695   $     0   $     0

  OPTION GRANTS TABLE (last fiscal year)
    There were no stock options granted by the Corporation or the Bank in 1996.

  LONG TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)
    There were no long term incentive plans or plan awards in 1996.
                                   -8-

  OPTION EXERCISES AND YEAR END VALUE TABLE (last fiscal year)

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION VALUE(1)

                                                           Value of
                                        Number of           Unexercised
                                       Unexercised          In-the-Money
                                          Option              Option
                Shares                   Shares               Shares
              Acquired       Value     at FY-End(#)          at FY-End ($)
                 on        Realized    Exercisable/          Exercisable/
  Name        Exercise(#)    ($)(2)    Unexercisable       Unexercisable(2)
  --------------------------------------------------------------------------
  James F. Kidd         0         $0         2,101/0             $18,933/$0
  Thomas P. Ryan        0         $0         2,101/0             $18,933/$0

  (1) All amounts reflect the 2% stock dividend in April of 1996.

  (2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or price of "in-the-money" options.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee consists of: James L. Bardoner, Daniel P. Batista, David M. Koethe, Stanley G. Pijor, T.L. Smith, Eugene M. Sofranko, Paul T. Stack and Leo Weingarten. Mr. Batista is a shareholder of the law firm of Cook and Batista Co., L.P.A., which performs legal services for the Bank. During 1996, the Bank paid to Cook and Batista Co., L.P.A. legal fees in the amount of $115,634. The amount of Mr. Batista's interest in such fees cannot be practicably determined. Mr. Koethe is the Chairman of The Board of The Lorain Printing Company.
  During 1996, the Bank paid to The Lorain Printing Company an amount of $62,530 for printing services and supplies. The amount of Mr. Koethe's interest in such payments cannot be practicably determined. During 1996, the Bank paid to Stanley G. Pijor the sum of $1,031,574 which constituted the lump sum distribution for his retirement benefits payable under the provisions of the Lorain National Bank Retirement Pension Plan. Mr. Pijor was also a party to a Consulting Agreement with the Bank dated March 15, 1994, which provides Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years, said payments having commenced on January 1, 1996. This Consulting Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Supplemental Retirement Agreement, Mr. Pijor is to receive supplemental retirement benefits in the amount of $50,000 per year, for a period of ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

  COMPENSATION COMMITTEE REPORT

    The Lorain National Bank's Compensation Committee has the responsibility of evaluating and recommending to the Board of Directors, for its approval, the amount of compensation, including salary, bonus, and other benefits, for all officers of the Bank, including the named Executive Officers and the Chief Executive Officer.
    It is the philosophy and policy of the Compensation Committee to establish a compensation program for Bank officers to attract, motivate and retain a highly qualified management team. The criteria used to determine the recommended compensation of Bank officers includes their level of responsibility, performance, experience, the Committee's judgment as to the past performance and expected further contribution.

  A comparison to the industry peer group as well as national and regional surveys are also used. In addition, Mr. James F. Kidd, as the Bank's Chief Executive Officer, evaluates the performance of other officers and presents his evaluations and salary recommendations for all officers, other than himself, to the Compensation Committee. The Committee is also advised by independent compensation consultants, concerning compensation of Bank officers. Based upon the foregoing, the Compensation Committee prepares a report on recommended base salaries for all officers. In addition, in some cases, the Compensation Committee recommends bonuses for certain officers of the Bank, based upon the attainment of preestablished performace goals. The recommendations of the Compensation Committee regarding base salaries and bonuses for all officers are sublect to approval by the Board of Directors.
     As to the Chief Executive Officer, Mr. James F. Kidd's compensation, including salary, bonus, and other benefits is also based upon a recommendation of the Compensation Committee, which is then approved by the Board of Directors. The factors and criteria considered by the Compensation Committee included the pay level for CEOs of comparable banks, the financial performance of the Bank, and the individual performance and leadership of Mr. Kidd. Based upon the foregoing, and based upon the attainment of preestablished performance goals established by the Compensation Committee, the Compensation Committee recommended a base salary and bonus for Mr. Kidd for 1996, in the amounts set forth in the Summary Compensation Table, which amounts were approved by the Board of Directors.

    The members of the Compensation Committee are:
         James L. Bardoner                    T.L. Smith, M.D.
         Daniel P. Batista                    Eugene M. Sofranko
         David M. Koethe                      Paul T. Stack
         Stanley G. Pijor                     Leo Weingarten

EMPLOYMENT AGREEMENTS
     As of September 1, 1995, Mr. James F. Kidd entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Agreement provides for Mr. Kidd's employment until he reaches the age of 65 as President. Mr. Kidd shall be compensated at the initial rate of One Hundred and Twenty Four Thousand Dollars ($124,000) with an annual compensation review each year thereafter. Mr. Kidd will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Agreement is terminated earlier, other than for just cause, or by Mr. Kidd, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

    As of September 1, 1995, Mr. Thomas P. Ryan entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Agreement provides for Mr. Ryan's employment until he reaches the age of 65 as Executive Vice President. Mr. Ryan shall be compensated at the initial rate of Ninety Seven Thousand Five Hundred Dollars ($97,500) with an annual compensation review each year thereafter. Mr. Ryan will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Agreement is terminated earlier, other than for just cause, or by Mr. Ryan, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

  PENSION PLAN

     The Bank sponsors The Lorain National Bank Retirement Pension Plan
  (the Plan) covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one year of service, as defined in the Plan. The Bank's 1996 contribution to the Plan was $249,461. The amount of contributions with respect to a specific person is not and cannot readily be calculated on an individual basis.

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

     The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $308,000 to $315,000 as of December 31, 1996.

     Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

                                        Employee's Annual Estimated Pension
                   Final Average            Payments Assuming Minimum of
               Annual Compensation               25 Years of Service

                   $250,000*                             $76,144
                    200,000*                              76,144
                    150,000                               76,144
                    100,000                               49,269

  *The current annual compensation limit with respect to determining an employee's annual pension payment is currently limited by the Internal Revenue Code to $150,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $76,144. Therefore, an employee's annual estimated pension payment for final average compensation levels of $150,000 and above remains at the $76,144 level. Pension benefits accrued prior to 1995 are grand fathered, if their calculated benefit is greater than $76,144. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. Kidd and Ryan have thirty-two
  (32) and thirty-five (35) credited years of service respectively, under the provisions of the Plan.

     Benefit payments under the provisions of the Plan are computed using formulas, the factors of which include annual compensation, years of service, social security taxable wage base, and, in the case of a lump sum distribution, current interest rates are also taken into consideration.

     On July 30, 1996, the Bank entered into Supplemental Retirement Agreements (SRA) with Mr. James F. Kidd and Mr. Thomas P. Ryan. The purpose of the SRA is to provide supplemental retirement benefits to Messrs. Kidd and Ryan in addition to the benefits provided by the Bank's qualified retirement plan, to assist the Bank in retaining their services through their normal retirement dates.

     The SRA provides for payments, monthly or annually, at Messrs. Kidd and Ryan's election, in the event of: (a) normal retirement; **(b) reduced supplemental retirement benefits in the event of early retirement;
 (c)disability prior to retirement; (d) death; or (e) discharge "without cause."

     Under the terms of their SRA, Messrs. Kidd and Ryan will receive supplemental retirement benefits for a period of ten (10) years. The full benefit amount is equal to seventy percent (70%) of the compensation paid in the final year of employment, minus the Bank's pension benefit and Social Security benefits. Mr. Kidd and Mr. Ryan are entitled to the full benefit amount if they retire on their normal retirement date;** 75% of the full benefit amount if they retire at age 64; 50% of the full benefit amount if they retire at age 63; 25% of the full benefit amount if they retire at age 62; and no SRA benefit if they retire prior to age 62.
     In the event of disability prior to retirement, the disabled individual would receive their full SRA benefit amount beginning at age 65. In the event of death prior to retirement, after meeting the eligibility and employment requirements, the applicable benefit (based upon the decedent's age) is payable to his designated beneficiary. In the event of discharge "without cause", the discharged individual would receive their full SRA benefit amount, as if he retired at age 65, commencing at the recipient's discretion.
     The SRA is a non-qualified defined benefit agreement. As of December 31, 1996, the monthly benefits that would be paid at normal retirement age, would be $8,287 and $2,151 for Mr. Kidd and Mr. Ryan respectively.
      **Mr. Kidd's normal retirement date is November 1, 2004
      **Mr. Ryan's normal retirement date will be April 1, 2003

  PERFORMANCE GRAPH

     The graph which follows compares the five (5) year cumulative total return from investing $100 on December 31, 1991 in each of LNB Bancorp, Inc. common stock, the Standard & Poor's 500 index (S&P 500 Index) of companies and the National Association of Securities Dealers Association Quotation System Bank Index (NASDAQ Bank Index) of companies, with dividends assumed to be reinvested when received.

              Comparison of Five Year Cumulative Total Return*
      AMONG LNB BANCORP, INC, THE S&P 500 INDEX AND NASDAQ BANK INDEX

    (PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1991 THROUGH
     1996 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $100 INCREMENTS RANGING FROM $0 TO $400. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

     * $100 INVESTED ON 12/31/91 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.

                                               DECEMBER 31,
  ---------------------------------------------------------------------------
                                      1991   1992   1993   1994   1995   1996
  ---------------------------------------------------------------------------
     LNB Bancorp, Inc.               $100   $115   $141   $187   $200    $218
  ---------------------------------------------------------------------------
     S&P 500 Index                   $100   $108   $118   $120   $165    $203
  ---------------------------------------------------------------------------
     NASDAQ Bank Index               $100   $146   $166   $165   $246    $326
  ---------------------------------------------------------------------------
                                     -12-

  BENEFICIAL OWNERSHIP OF SHARES
    The following table reflects as of December 31, 1996, any person known to the Corporation to be the beneficial owner of more than five percent (5%) of any class of the Corporation's voting securities, consisting of common stock only, as well as the total number of shares of common stock beneficially owned by each director, nominee, and the director and executive officers of the Corporation as a group.

  Five Percent Beneficial Ownership
                                      Amount and Nature   Percent
  Name and Address of                   of Beneficial       of
  Beneficial Owner                        Ownership        Class

  Standen and Co. as nominee for
  The Lorain National Bank               613,091(1)       14.81%
  457 Broadway
  Lorain, Ohio 44052

  (1) The Bank, a wholly owned subsidiary of LNB Bancorp, Inc. (a U. S. Corporation) disclaims beneficial ownership of all shares. The shares were held by the Bank in various accounts administered by it, as fiduciary, for the benefit of beneficiaries, donors, or principals of such accounts. The Bank, as fiduciary, had (a) sole power to vote 111,583 shares; (b) sole investment power to purchase/sell, but no power to vote on 243,748 shares; (c)shared investment power with sole power to vote with respect to 33,446 shares; and (d) no investment power and no power to vote on 224,314 shares. Shares of the Corporation held by the Bank in various fiduciary capacities will be voted only in accordance with directions, approvals or instructions where called by the governing instruments or by law, and in the absence of special factors affecting any individual account, will be voted in accordance with management's recommendations where the Bank as fiduciary has authority to determine the manner of voting.

  BENEFICIAL OWNERSHIP OF MANAGEMENT   (As of December 31, 1996)
                       Sole          Shared      Total Amount
                 Investment and  Investment and  of Beneficial   Percent
  Name            Voting Power    Voting Power     Ownership    of Class

  James L. Bardoner    8,326            609          8,935          .22%
  Daniel P. Batista   22,882         44,474         67,356         1.63%
  Robert M. Campana    4,361              0          4,361          .11%
  Wellsley O. Gray     8,073          4,642         12,715          .31%
  James F. Kidd       47,215              0         47,215         1.14%
  David M. Koethe     53,500            180         53,680         1.30%
  Benjamin G. Norton  44,072         45,461         89,533         2.16%
  Stanley G. Pijor    61,550         32,507         94,057         2.27%
  Jeffrey F. Riddell  11,117         26,747         37,864          .91%
  Thomas P. Ryan      32,473          1,244         33,717          .81%
  T. L. Smith, M.D.   12,997          8,932         21,929          .53%
  Eugene M. Sofranko   6,560         21,422         27,982          .68%
  Paul T. Stack        8,801          1,220         10,021          .24%
  Leo Weingarten     103,553          8,519        112,072         2.71%
  Executive Officers
   who are not
   Directors         109,736            385        110,121         2.66%
                     -------       --------        -------        ------
  All Directors and
   Executive Officers
   as a Group        535,216        196,342        731,558         17.68%
                     =======       ========        =======        ======
                                    -13-

  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
    Some of the directors of the Corporation and the companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1996. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

  STOCK DIVIDEND
    The Board of Directors has the authority to declare and implement common stock dividends without shareholder approval. However, as it has in prior years, the Board has elected to seek shareholder approval for the proposed stock dividend.
    A stock dividend of approximately 82,771 shares of common stock (2%) is recommended by the Board of Directors. THE BOARD HAS STIPULATED THAT THE PROPOSED 2% STOCK DIVIDEND WOULD REQUIRE APPROVAL, IN THE FORM OF AN AFFIRMATIVE VOTE BY SHAREHOLDERS OWNING TWO-THIRDS OR MORE OF THE STOCK OF THE CORPORATION. The stock dividend will be payable to shareholders of record April 15, 1997. This stock dividend is recommended as a distribution of earnings of the Corporation and to conserve the cash assets.
    The stock dividend will consist of approximately 82,771 shares which will increase the total number of shares outstanding to approximately 4,221,304.
  As a result of the stock dividend, a transfer of approximately $82,771 will be made from retained earnings increasing the common stock of the Corporation to approximately $4,221,000. An additional amount of approximately $2,348,000 will be transferred from retained earnings to surplus. The stock dividend will not change the common stock par value or the total equity capital of the Corporation.
    The number of shares to be issued and the dollar amounts discussed above are based upon shares outstanding and stock bid prices as of March 3, 1997. The actual stock dividend will be calculated based upon shares outstanding and stock bid prices on the record date.
    No fractional shares will be issued. The Corporation will sell full shares representing all the fractions to the highest bidder after having solicited sealed bids from at least three (3) licensed stockbrokers. The proceeds of the sale shall be distributed pro rata to shareholders who otherwise would be entitled to fractional shares.



  THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE APPROVAL OF THE DECLARATION OF A 2% STOCK DIVIDEND.

  PRINCIPAL ACCOUNTANTS
    The independent accounting firm of KPMG Peat Marwick LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions.

                                 -14-

  SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING

    Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 1998 Annual Meeting, they must be received by the Corporation no later than December 1, 1997. Such proposals should be directed to LNB Bancorp, Inc., Attention:
  Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

  OTHER BUSINESS
    Management is not aware of any other matter which may be presented for action at the meeting other than the matters set forth herein. Should any matter other than those set forth herein be presented for a vote of the shareholders, the proxy in the enclosed form directs the persons voting such proxy to vote in accordance with their judgement.

  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
    Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC).
    The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1996.

  ANNUAL REPORT
    A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1996 will be presented at the meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052.



                                      By Order of the Board of Directors


                                                  /s/     Thomas P. Ryan



                                                          Thomas P. Ryan
                                                Executive Vice President
                                                 and Secretary/Treasurer

  PROXY    ANNUAL MEETING         LNB BANCORP, INC., LORAIN, OHIO
    This Proxy is Solicited on Behalf of the Board of Directors




  The undersigned hereby appoint JAMES L. BARDONER, DAVID M. KOETHE and DANIEL P. BATISTA, as Proxies, each with the power to appoint his substitute, and hereby authorize them to represent and to vote, as designated below, all the shares of Common Stock of the LNB Bancorp, Inc. held on record by the undersigned on March 7, 1997, at the Annual Meeting of Shareholders to be held on April 15, 1997 or any adjournment thereof.

  1.  ELECTION OF DIRECTORS
      [ ] FOR all nominees listed below (except as marked to the contrary below)

      [ ] WITHHOLD AUTHORITY to vote for all nominees listed below
          James F. Kidd, Jeffrey F. Riddell, Thomas P. Ryan, Paul T. Stack, Robert M. Campana

      (Instruction: To withhold authority to vote for any individual nominee write that nominee's name on the space provided below.)



  -----------------------------------------------------------------


  2. STOCK DIVIDEND - Increase the outstanding common stock of LNB Bancorp, Inc. by declaration of a stock dividend consisting of approximately 82,771 shares of common stock of $1.00 par value each, and the terms and conditions thereof.

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



  Dated -----------, 1997 Number of shares in my/our name ---------



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

                  Please read and vote on other side.

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1996)

                      S - K Reference Number (23)




                   Consent of Independent Accountants.

KPMG Peat Marwick, LLP (LOGO)                     EXHIBIT 23
Certified Public Accountants
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495


Consent of Independent Accountants

The Board of Director
LNB Bancorp, Inc. and Subsidiary

We consent to incorporation by reference in the registration statement (No. 33-64034) on Form S-8 of LNB Bancorp, Inc. of our report dated January 24, 1997, relating to the consoli-dated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of LNB Bancorp, Inc.

Our report refers to the Corporation's adoption of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by
Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, in 1995, and No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.


/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick
Cleveland, Ohio
March 27, 1997

                           LNB Bancorp, Inc.

                         Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1996)

                      S - K Reference Number (27)





                       Financial Data Schedule