Form 10-Q
period 1997-03-31
LNB BANCORP INC
filed 1997-05-13
CIK 737210

                                    Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549





     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

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

     Outstanding at April 15, 1997: 4,222,275 shares
     Class of Common Stock:  $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on From 10-Q
                          Quarter Ended March 31, 1997

  Part I - Financial Information

     Item 1 - Financial Statements

       Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                                  Page
                                                                Number(s)


        Condensed Consolidated Balance Sheets                      3

        Condensed Consolidated Statements of Income                5

        Condensed Consolidated Statements
          of Cash Flows                                            7

        Notes to the Condensed Consolidated Financial              9
          Statements

     Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          11


  Part II - Other Information

     Item 1 - Legal Proceedings                                   16

     Item 2 - Changes in Securities                               16

     Item 3 - Defaults upon Senior Securities                     16

     Item 4 - Submission of matters to a Vote of
              Security Holders                                    16

     Item 5 - Other Information                                   17

     Item 6 - Exhibits and Reports on Form 8-K                    17

     Signatures                                                   17

     Exhibit Index                                                18

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                         MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS       1997            1996
                                       -------------  --------------
                                        (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                $ 19,369,000    $ 18,890,000
Federal funds sold and other interest
 bearing instruments                      2,505,000         103,000
Securities:
 Securities available for sale           16,077,000      16,102,000
 Investment securities                   89,158,000      88,858,000
                                      --------------  --------------
Total securities                        105,235,000     104,960,000
(Market value $104,382,000 and        --------------  --------------
  $106,076,000, respectively)

Total loans                             305,786,000     302,073,000
Reserve for possible loan losses         (4,089,000)     (4,116,000)
                                      --------------  --------------
Net loans                               301,697,000     297,957,000
                                      --------------  --------------
Premises and equipment, net              10,726,000      10,893,000
Other assets                              5,916,000       5,440,000
                                      --------------  --------------
TOTAL ASSETS                           $445,448,000    $438,243,000
                                      ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits           $ 60,943,000    $ 63,802,000
Interest-bearing deposits               310,061,000     302,578,000
                                      --------------  --------------
Total deposits                          371,004,000     366,380,000
                                      --------------  --------------
Federal funds purchased and securities
 sold under agreements to repurchase     24,346,000      23,386,000
Federal Home Loan Bank advances           1,095,000       1,095,000
Other liabilities                         3,974,000       3,184,000
                                      --------------  --------------
Total liabilities                       400,419,000     394,045,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,138,533 and 4,138,533
 respectively                             4,138,000       4,138,000
Additional capital                       20,178,000      20,178,000
Retained earnings                        20,737,000      19,873,000
Net unrealized security gains(losses)       (24,000)          9,000
                                      --------------  --------------
Total shareholders' equity               45,029,000      44,198,000
                                      --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                 $445,448,000    $438,243,000
                                      ==============  ==============

Note 1: The consolidated balance sheet at December 31, 1996 has been taken from the audited Financial Statements and condensed.

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.                 Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF INCOME                             ------------------------------
                                            1997            1996
INTEREST INCOME:                      ------------------------------
Interest and fees on loans:
 Taxable                                $ 6,642,000     $ 6,242,000
 Tax-exempt                                  13,000          16,000
Interest and dividends on securities:
  Taxable                                 1,556,000       1,500,000
  Tax-exempt                                 35,000          73,000
Interest on Federal funds sold and other
 interest bearing instruments                10,000          61,000
                                       -------------   -------------
TOTAL INTEREST INCOME                     8,256,000       7,892,000
                                       -------------   -------------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                        558,000         444,000
Interest on other deposits                2,172,000       2,196,000
Interest on Federal funds purchased
 and securities sold under agreements
 to repurchase                              252,000         238,000
Federal Home Loan Bank interest              17,000             -0-
                                       -------------   -------------
TOTAL INTEREST EXPENSE                    2,999,000       2,878,000
                                       -------------   -------------
NET INTEREST INCOME                       5,257,000       5,014,000
Provision for possible loan losses          125,000         125,000
NET INTEREST INCOME AFTER PROVISION    -------------   -------------
FOR POSSIBLE LOAN LOSSES                 5,132,000       4,889,000
                                       -------------   -------------
OTHER INCOME:
Trust division income                       278,000         278,000
Service charges on deposit accounts         545,000         484,000
Other charges fees and exchanges            460,000         423,000
Other operating income                       10,000          36,000
                                       -------------   -------------
TOTAL OTHER INCOME                        1,293,000       1,221,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits            2,008,000       1,986,000
Net occupancy expense                       329,000         328,000
Furniture and equipment expense             561,000         541,000
Ohio Franchise Tax                          129,000         147,000
Supplies and postage                        247,000         245,000
FDIC deposit insurance premium               11,000           1,000
Other operating expenses                    828,000         880,000
                                       -------------   -------------
TOTAL OTHER EXPENSES                      4,113,000       4,128,000
                                       -------------   -------------
INCOME BEFORE FEDERAL INCOME TAXES        2,312,000       1,982,000
 FEDERAL INCOME TAXES                       787,000         656,000
                                       -------------   -------------
    NET INCOME                          $ 1,525,000     $ 1,326,000
                                       =============   =============



PER SHARE DATA:
 EARNINGS                                     $  .37       $  .32
                                              =======      =======
CASH DIVIDENDS                               $  .16       $  .14
                                              =======      =======

See notes to condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
OF CASH FLOWS                           ----------------------------
                                            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:   ----------------------------
 Interest received                       $ 7,835,000    $ 7,693,000
 Other income received                     1,294,000      1,213,000
 Interest paid                            (2,855,000)    (2,881,000)
 Cash paid for salaries and benefits      (1,856,000)    (1,848,000)
 Net occupancy expense of premises paid     (232,000)      (254,000)
 Furniture and equipment expenses paid      (207,000)      (195,000)
 Cash paid for supplies and postage         (247,000)      (245,000)
 Cash paid for other operating expenses     (908,000)    (1,185,000)
 Federal income taxes paid                       -0-       (150,000)
                                        -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                2,824,000      2,148,000
                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (decrease) in securities
  available for sale                         (33,000)       (56,000)
 Proceeds from maturities of securities
  available for sale                             -0-      2,395,000
 Proceeds from maturities of investment
  securities                               5,806,000      5,596,000
 Purchase of securities available
  for sale                                       -0-     (1,742,000)
 Purchases of investment securities       (6,071,000)    (5,297,000)
 Net decrease in credit card loans           568,000        233,000
 Net (increase) in long-term
  loans                                   (4,518,000)    (2,443,000)
 Purchases of bank premises, equipment
  and software                              (620,000)      (316,000)
 Proceeds from sales of bank premises,
  and equipment                                1,000            -0-
                                        -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES     (4,867,000)    (1,630,000)
                                        -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in demand and other
  on interest-bearing deposits            (2,859,000)    (2,062,000)
 Net increase (decrease) in savings and
  passbook deposits                        1,028,000         20,000
 Net increase (decrease) in time deposit   6,455,000       (367,000)
 Net increase in federal funds
  purchased and other interest
  bearing instruments                        960,000         46,000
 Proceeds from exercise of stock options         -0-         33,000
 Dividends paid                             (662,000)      (647,000)
                                        -------------  -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                4,922,000     (2,977,000)
                                        -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          2,879,000     (2,459,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                  18,993,000     27,530,000
                                        -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                 $21,872,000    $25,071,000
                                        =============  =============

See notes to condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at March 31, 1997, compared to December 31, 1996 and the results of operations for the three months ending March 31, 1997 compared to the same period in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of income and the condensed consolidated statement of cash flows for the three months ended March 31, 1997 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operation for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1996 Annual Report to Shareholders.

The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform to 1997 presentation.

2.  EARNINGS PER SHARE

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share, for entities with publicly held common stock or potential common stock. The per share data has been adjusted to reflect the two percent stock dividend in 1996.

In accordance with SFAS No. 128, Earnings per share is calculated as follows:
                                For the Quarter ended March 31, 1997
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)     Amount

Income before extraordinary
 Item and accounting change     $1,525,000

Basic EPS
Income available to
 common stockholders            $1,525,000        4,138,533      $ .37
                                                                 =====
Effect of Dilutive Securities                        10,704
Incentive Stock Options                -0-              -0-
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,525,000        4,149,239       $ .37
                                ==========        =========       =====

3. DISCLOSURE OF INFORMATION ABOUT CAPITAL STUCTURE

The Corporation adopted SFAS No. 129 "Disclosure of Information about Capital Structure" on January 1, 1997. This statement requires in summary form within the financial statements, the pertinent rights and privileges of the various securities outstanding. Corporate Management has determined that the adoption of SFAS No. 129 will increase year-end disclosure requirements for capital.

4. CONTINGENCY

On April 14, 1997, LNB Bancorp, Inc. (the "Corporation"), the holding company for Lorain National Bank (the "Bank"), issued a news release announcing that the Bank had entered into a Branch Purchase and Assumption Agreement to acquire three branch offices located in Lorain County, Ohio, and approximately $55 million of deposits and consumer loans totaling nearly $18 million from KeyBank National Association, Cleveland, Ohio ("Seller"). Consummation of the transaction is subject to, among other conditions, regulatory approval.

A copy of the press release issued by the Corporation on April 14, 1997, is attached hereto as Exhibit 19, and incorporated herein by reference in its entirety.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $7,205,000 during the first quarter, to $445,448,000. The increase in assets is attributable to increases in savings deposits and time deposits and securities sold under agreements to repurchase.

Federal funds sold and other interest-bearing investments increased by $2,402,000 during the first quarter of 1997.

The total securities portfolio increased $275,000 ending the first quarter at $105,235,000. At March 31,1997 unrealized gains (losses) in the securities portfolio were approximately $442,000 and ($571,000), respectively. The decrease in the market value of the security portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

The level of nonperforming assets decreased $207,000 during the first quarter 1997. The first quarter decrease is the result of a net decrease in nonaccrual loans plus an decrease in other real estate owned in the amount of $39,000. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $243,000 which have been paid off and brought current and increases in nonaccrual principal balances of $75,000. The decrease in nonaccrual loans in the first quarter of 1997 was due primarily to two commercial loan charge-offs which included recoveries from the Small Business Administration. The level of nonperforming assets remains at relatively low levels and Corporate Management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.


      Amounts in thousands       03/31/97  12/31/96  09/30/96  06/30/96
                                 --------  --------  --------  --------
      Nonperforming Assets:
        Nonaccrual                 $  597    $  765    $  941    $   69
        Restructured                    0         0         0         0
        Other Real Estate Owned         0        39        39        39
                                   ------    ------    ------    ------
      Total Nonperforming Assets   $  597    $  804    $  980    $  108
                                   ======    ======    ======    ======
      Reserve for possible
        loan losses to
        nonperforming assets        684.4%    511.9%    419.6%  3,699.1%
                                   ======    ======    ======    ======
      Accruing loans past due
        90 days                       180       357       396       243
                                   ======    ======    ======    ======

Net loans increased $3,713,000 during the first quarter to $301,697,000 at March 31, 1997. The reserve for possible loan losses ended the quarter at $4,089,000 supported by a provision for loan losses of $125,000, recoveries of $22,000 and loan charge-offs of $174,000. The reserve for possible loan losses as a percentage of ending loans was 1.36% at December 31, 1996 and 1.34% at March 31, 1997. Corporate Management believes that the reserve for possible loan losses as a percentage of ending loans at March 31, 1997 remains at an appropriate level as the ratio of the reserve for possible loan losses to nonperforming assets remains strong at 684.4% as of March 31, 1997. Corporate Management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 1997 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $63,001,000 and $67,920,000 at March 31, 1997 and 1996,
respectively. The decrease in outstanding loan commitments results in part from decreased loan demand in the first quarter of 1997. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 1997 as seasonal weather conditions improve and the construction season begins.

Total deposits increased $4,624,000 during the first quarter to $371,004,000. Noninterest-bearing deposits decreased to $60,943,000, at March 31, 1997 for a decrease of $2,859,000, while interest-bearing deposits increased to $310,061,000 for an increase of $7,483,000.

Federal funds purchased and securities sold under agreements to repurchase increased $960,000 during the first quarter of 1997. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of March 31, 1997 short-term security investments with maturities of one year or less totaled $25,518,000 which represented 24.2% of total securities.

Adding cash and due from banks of $19,369,000 and Federal Funds sold of $2,505,000, total liquid assets represented 10.6% of total assets.

CAPITAL RESOURCES

Total shareholders' equity increased to $45,029,000, at March 31, 1997. The increase resulted primarily from $1,525,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $662,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The slight increase in interest rates experienced in the first quarter of 1997 has caused a decrease in the market value of these securities which resulted in a reduction of shareholders' equity by $33,000 for the quarter ended March 31, 1997.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 1997 and 1996 follow.

                                                       MARCH 31,
                                                 --------------------
                                                  1997           1996
                                                 ------        -------
            Tier I capital ratio                 17.02%         16.86%
            Required Tier I capital ratio         4.00%          4.00%
            Total capital ratio                  18.28%         18.11%
            Required total capital ratio          8.00%          8.00%
            Leverage ratio                       10.24%          9.93%
            Required leverage ratio               3.00%          3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans increased $397,000 when compared to the first quarter of 1996. This was the result of the impact of slight increases in rates combined with loan portfolio growth. Interest and dividends on securities was $1,593,000 for the first quarter of 1997 for a increase of $18,000 over the same period in 1996. Interest and dividends on securities represented 19.3% of total interest income at March 31, 1997 compared to 20.0% at March 31, 1996. Interest on Federal funds sold and other interest bearing instruments was $8,000 at March 31, 1997 compared to $59,000 at March 31, 1996. The decrease resulted from lower average balances invested in this form of financial instrument along with lower interest rates.

Total interest expense increased by $121,000 when compared to the first quarter of 1996. The impact of increases in the volume of Federal Funds purchased and statement savings and certificates of deposit contributed to the increase in total interest expense. Also, total interest expense for the first quarter of 1997 was impacted by decreases in interest rates paid on certificate of deposit accounts when compared to the first quarter of 1996.

Total other income increased by $72,000 when compared to the first quarter of 1996. This increase resulted from decreases in other operating income of $25,000, increases in service charges of $61,000 and increases in other charges of $37,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 1997 was $4,113,000, 0.4% less than the first quarter of 1996. This decrease was due primarily to certain one-time consulting expenses incurred in the first quarter of 1996 and a $16,000 reduction in Ohio franchise tax.

The effective tax rate increased from 33.1% during the first quarter of 1996 to 34.0% during the first quarter of 1997. The increase in the effective rate is primarily due to changes of the proportion of nontaxable to taxable interest income. Net income was $1,525,000 and $1,326,000 for the quarters ended March 31, 1997 and 1996, respectively. Net income per share after adjusting for the two percent stock dividend in 1996 was $.37 and $.32 for the quarters ended March 31, 1997 and 1996, respectively.

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

     (a) LNB Bancorp Inc.'s 1997 Annual Meeting of Shareholders was held on April 15, 1997.

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

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6,

          (1) Election of directors to serve as Class II Directors until April 18, 2000 Annual Meeting of Shareholders as follows:
                                                     ABSTAIN/    BROKER
                                     FOR     AGAINST WITHHELD  NON-VOTES

               James F. Kidd      3,514,431    -0-     19,748    604,354

               Jeffrey F. Riddell 3,527,827    -0-      6,262    604,444

               Thomas P. Ryan     3,494,771    -0-     39,318    604,444

               Paul T. Stack      3,529,564    -0-      4,522    604,447

               Robert M. Campana  3,515,743    -0-     18,346    604,444

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 17, 1997, the record date of the Annual Meeting, was 4,138,533.

          (2) A proposed two percent (2%) common stock dividend (totaling 82,790 shares) payable to shareholders of record April 15, 1997 was approved: increasing the total number of shares outstanding to 4,222,275. The vote on
                Item 4, (c), (2):
                                                      ABSTAIN/    BROKER
                                   FOR      AGAINST   WITHHELD  NON-VOTES

                                 3,489,432    4,672     33,673    610,756

ITEM 5  - Other Information

     (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 17, 1997) was previously filed as
          Exhibit 22 to the Bancorp's 1996 Annual Report on Form 10-K.

ITEM 6  - Exhibits and Reports on Form 8-K

     (a)  Exhibit (11) - Computation of Shares Used for Earnings
          Per Share Calculations.

     (b)  Exhibit (13) - First Quarter Report to Shareholders of
          LNB Bancorp, Inc. - March 31, 1997 - EDGAR Version.

     (c) Exhibit 19 - News Release to Shareholders of LNB Bancorp, Inc. - April 14, 1997

     (d)  Exhibit (27) - Financial Data Schedule

     (e)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1997.

          Also, see the Exhibit Index which is found on the next page of this Form.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LNB BANCORP, INC.
                                            (registrant)





  Date: May 10, 1997                     --------------------------
                                          Gregory D. Friedman,
                                          Senior Vice President,
                                          Chief Operating Officer and
                                          Chief Financial Officer





  Date: May 10, 1997                     --------------------------
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


                              Exhibit Index

                Pursuant to Item 601 (a) of Regulation S-K

    S-K Reference                    Exhibit
        Number

     (11)      Computation of Shares Used for Earnings Per Share
                 Calculations

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc. -
                 March 31, 1997 - EDGAR Version

     (19)      News Release to Shareholders of LNB Bancorp, Inc. -
                 April 14, 1997

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                             Exhibit to Form 10-Q

                  (For the three months ended March 31, 1997)

                          S - K Reference Number (11)




     Computation of Shares Used for Earnings Per Share Calculations.


                                             Three Months Ended March 31
                                                    1997      1996
                                                 ---------   ---------

          Weighted-Average Shares Outstanding    4,138,533   4,121,876

          Common Stock Equivalents
            (Stock Options)                         10,704      16,676
                                                 ---------   ---------
                                                 4,149,237   4,138,552
                                                 =========   =========

                                 LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                    (For the three months ended March 31, 1997)

                            S - K Reference Number (13)




                     First Quarter Report to Shareholders of
                       LNB Bancorp, Inc. -  March 31, 1997
                                  EDGAR Version

DESCRIPTION:
Two sided pamphlet: Outside beige cover with brown lettering.

Inside contains: List of Officers of LNB Bancorp, Inc., Unaudited
Consolidated Balance Sheets for period ending March 31, 1997 and March 31, 1996, respectively, unaudited EDGAR version Consolidated Statements of Income for the Three Months Ended March 31, 1997 and March 31, 1996, respectively, and the list of Customer Service Locations.

Outside cover description:
Beige background, brown lettering.

Front Cover:

LNB BANCORP, INC.

Quarterly Report

Picture of five hands pulling down on a rope with a hoist.

March 31, 1997
(lower middle of cover)

Back Cover:

(LOGO)  LNB
        Bancorp, Inc.
        and its subsidiary Lorain National Bank
        457 Broadway
        Lorain, Ohio 44052-1739
        (216) 244-6000 or (800) 860-1007
(lower middle of back cover)

Officers of LNB Bancorp, Inc.

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

Emma N. Mason
Senior Vice President

James H. Weber
Senior Vice President

Mitchell J. Fallis
Vice President and
Chief Accounting Officer

Sandra L. Kotradi
Vice President and
Chief Lending Officer

Consolidated Balance Sheets
                                                March 31
                                       --------------------------
                                           1997         1996
                                       ------------  ------------
ASSETS:
Cash and Due from Banks               $ 19,369,000  $ 21,869,000
Federal Funds Sold and                   2,505,000     3,202,000
  Other Interest Bearing
  Instruments
Securities Available for Sale           16,077,000    15,650,000
Investment Securities                   89,158,000    87,920,000
Loans                                  305,786,000   278,483,000
Reserve for Possible Loan Losses        (4,089,000)   (3,945,000)
-----------------------------------------------------------------
NET LOANS                              301,697,000   274,538,000
-----------------------------------------------------------------
Premises and Equipment (net)            10,726,000    10,918,000
Other Assets                             5,916,000     6,430,000
-----------------------------------------------------------------
TOTAL ASSETS                          $445,448,000  $420,527,000
-----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits         $ 60,943,000  $ 58,101,000
Interest Bearing Deposits              310,061,000   292,945,000
-----------------------------------------------------------------
TOTAL DEPOSITS                         371,004,000   351,046,000
-----------------------------------------------------------------
Securities Sold under Repurchase
  Agreements                            24,346,000    24,214,000
Federal Home Loan Bank Advances          1,095,000           -0-
Other Liabilities                        3,974,000     3,734,000
-----------------------------------------------------------------
TOTAL LIABILITIES                      400,419,000   378,994,000
-----------------------------------------------------------------
Common stock                             4,138,000     4,044,000
Additional capital                      20,178,000    17,882,000
Retained Earnings                       20,737,000    19,621,000
Net Unrealized Security (Losses)           (24,000)      (14,000)
-----------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY              45,029,000    41,533,000
-----------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $445,448,000  $420,527,000
-----------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                          Three Months Ended
                                                March 31
                                        ------------------------
                                             1997         1996
                                        ------------ -----------
INTEREST INCOME:
Interest and Fees on Loans                $6,655,000  $6,258,000
Interest and Dividends on Securities:      1,593,000   1,575,000
Interest on Federal Funds Sold                 8,000      59,000
----------------------------------------------------------------
TOTAL INTEREST INCOME                      8,256,000   7,892,000
----------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                       2,730,000   2,640,000
Interest on Federal Funds Purchased and
 Securities Sold under Repurchase Agreements 252,000     238,000
Federal Home Loan Bank Interest               17,000         -0-
----------------------------------------------------------------
TOTAL INTEREST EXPENSE                     2,999,000   2,878,000
----------------------------------------------------------------
NET INTEREST INCOME                        5,257,000   5,014,000
Provision for Loan Losses                    125,000     125,000
----------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 5,132,000   4,889,000
----------------------------------------------------------------
OTHER INCOME:
Trust Department Income                      278,000     278,000
Fees and Service Charges                   1,005,000     908,000
Gains from Sales of Loans and Securities         -0-         -0-
Other Operating Income                        10,000      35,000
----------------------------------------------------------------
TOTAL OTHER INCOME                         1,293,000   1,221,000
----------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits             2,008,000   1,986,000
Net Occupancy Expense of Premises            329,000     328,000
Furniture and Equipment Expenses             561,000     541,000
Supplies and Postage                         247,000     245,000
Ohio Franchise Tax                           129,000     147,000
Other Operating Expenses                     839,000     881,000
----------------------------------------------------------------
TOTAL OTHER EXPENSES                       4,113,000   4,128,000
----------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES         2,312,000   1,982,000
Federal Income Taxes                         787,000     656,000
----------------------------------------------------------------
NET INCOME                                $1,525,000  $1,326,000
----------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                    $ .37      $  .32
----------------------------------------------------------------
DIVIDENDS DECLARED                            $ .16      $  .14
================================================================
The per share data has been adjusted to reflect the two percent stock dividend in 1996. Net income per share is based on weighted average common and common equivalent shares outstanding.

Three column format

Customer Service Locations

Bank Offices                            Oberlin Avenue Office
                                        3660 Oberlin Avenue
Amherst Office                          Lorain, Ohio
1175 Cleveland Avenue                   (216) 282-9196
Amherst, Ohio
(216) 988-4423                          Olmsted Office
                                        27095 Bagley Road
Avon Lake Office                        Olmsted Township, Ohio
240 Miller Road                         (216) 235-4600
Avon Lake, Ohio
(216) 933-2186                          Pearl Avenue Office
                                        2850 Pearl Avenue
Cleveland Street Office                 Lorain, Ohio
801 Cleveland Street                    (216) 277-1103
Elyria, Ohio
(216) 365-8397                          The Renaissance Office
                                        26376 John Road
Kansas Avenue Office                    Olmsted Township, Ohio
1604 Kansas Avenue                      (216) 427-0041
Lorain, Ohio
(216) 288-9151                          Second Street Office
                                        221 Second Street
Lake Avenue Office                      Elyria, Ohio
42935 E. North Ridge Road               (216) 323-4621
Elyria, Ohio
(216) 233-7196                          Vermilion Office
                                        4455 Liberty Avenue
Main Office*                            Vermilion, Ohio
457 Broadway                            (216) 967-3124
Lorain, Ohio
(216) 244-7185                          West Park Drive Office
                                        2130 West Park Drive
Sixth Street Drive-In                   Lorain, Ohio
200 Sixth Street                        (216) 988-3131
Lorain, Ohio
(216) 244-7242                          The Crossings of Westlake Office
                                        30210 Detroit Road
Oberlin Office                          Westlake, Ohio
40 East College Street                  (216) 892-9696
Oberlin, Ohio
(216) 775-1361                          Westlake Village Office
                                        28550 Westlake Village Drive
Kendal at Oberlin Office                Westlake, Ohio
600 Kendal Drive                        (216) 808-0229
Oberlin, Ohio
(216) 774-5400

Community-Based Automated
Teller Machine Locations

 Convenient Food Mart
 Cash Machine
 5375 West Erie Avenue
 Lorain, Ohio

 Lakeland Medical Center
 3700 Kolbe Road
 Lorain, Ohio

 Lorain Community/St Joseph
 Regional Health Center
 205 W. 20th Street
 Lorain, Ohio

 Lorain County Community College
 1005 N. Abbe Road
 Elyria, Ohio

 Lorain Plaza
 1147 Meister Road
 Lorain, Ohio

 Lowe's Home Improvement
 Warehouse
 620 Midway Boulevard
 Elyria, Ohio

 Midway Mall Food Court
 3343 Midway Mall Boulevard
 Elyria, Ohio

 Route 60 and Sailorway Drive
 1317 State Route 60
 Vermilion, Ohio

 *Drive-up ATM is available at
 Sixth Street Drive-In. All other
 Bank offices feature ATMs, except
 Westlake Village Office and The
 Renaissance Office.

                              LNB Bancorp, Inc.

                           Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1997)

                         S - K Reference Number (19)



    News Release to Shareholders of LNB Bancorp, Inc. - April 14, 1997

FOR IMMEDIATE RELEASE

(216) 244-6000  FAX 244-4815                    Steven F. Cooper
                                                Assistant Vice President

April 14, 1997

LORAIN NATIONAL TO ACQUIRE THREE BRANCH OFFICES FROM KEYCORP

   James F. Kidd, President and Chief Executive Officer of Lorain
National Bank, has announced the signing of an agreement to acquire three KeyBank branches in Lorain County, with total deposits of approximately $55 million and consumer loans totaling nearly $18 million.
   The branches are located at 383 Broadway, 1920 Cooper-Foster Park
Road in Lorain and 6395 Midway Boulevard at the Midway Mall in Elyria. Approximately 20 employees associated with the branches will be offered employment by Lorain National Bank. The transaction is subject to regulatory approval and is scheduled to close in the third quarter of this year. "As a locally owned, independent bank, we are very pleased with this opportunity to increase our presence within Lorain County, our core market," Kidd said. "This acquisition allows us to broaden our customer base and support our vision to become recognized as the most progressive and dynamic provider of financial services in our market."
   "Our new customers will immediately enjoy the benefits of our county-wide banking locations, conveniently located ATMs and community-oriented service culture," Kidd added.
   "By adding new branches to our system, our existing customers will benefit from added convenience, particularly those who frequent the Midway Mall area," Kidd said. "The new mall banking office will dovetail nicely with our ATM already located in the Midway Mall food court."
   The acquisition of the three banking offices will give Lorain
National a deposit market share of approximately 15% of all bank, savings & loan and credit union deposits in Lorain County, according to published sources.
   "This will give us additional liquidity and allow us to retain these deposits to lend locally in our market area," Kidd stated.
   Once the acquisition is complete, Lorain National Bank will operate 21 banking facilities and 26 ATMs in Lorain, Cuyahoga and Erie counties. The bank's offices are located in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion and Westlake. Lorain National Bank, a bank with local roots dating back to 1905, is a wholly-owned subsidiary of LNB Bancorp, Inc., with assets totaling $445.5 million as of March 31, 1997. The Bancorp recorded its highest ever first quarter consolidated net income, $1,525,000, up from $1,326,000 for the comparative period in 1996.
   LNB Bancorp, Inc. and Lorain National Bank significantly exceed all applicable regulatory capital requirements. Under Federal Deposit Insurance Corporation (FDIC) guidelines, Lorain National Bank is categorized as "well capitalized" - the highest rating category available.
   Lorain National Bank currently employs approximately 275 employees at its community bank branches and administrative offices and computer operations center in Lorain. The full-service bank offers a complete line of consumer, mortgage, commercial and trust & investment products and services.

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1997)

                          S - K Reference Number (27)




                            Financial Data Schedule