Form 10-Q
period 1997-06-30
LNB BANCORP INC
filed 1997-08-13
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

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

Outstanding at August 1, 1997: 4,138,279 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 1997

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

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            1997            1996
                                            -------------   -------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 24,240,000    $ 18,890,000
Federal funds sold and other interest
 bearing instruments                              235,000         103,000
Securities:
 Securities available for sale                 14,346,000      16,102,000
 Investment securities                         94,229,000      88,858,000
                                             ------------    ------------
Total Securities                              108,575,000     104,960,000
(Market value $108,907,000 and
  $105,639,000, respectively)

Total Loans                                   311,568,000     302,073,000
Reserve for possible loan losses               (4,238,000)     (4,116,000)
                                             ------------    ------------
Net loans                                     307,330,000     297,957,000
                                             ------------    ------------
Premises and equipment, net                    10,876,000      10,893,000
Other assets                                    5,733,000       5,440,000
                                             ------------    ------------
TOTAL ASSETS                                 $456,989,000    $438,243,000
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 59,238,000    $ 63,802,000
Interest-bearing deposits                     325,245,000     302,578,000
                                             ------------    ------------
Total deposits                                384,483,000     366,380,000
Federal funds purchased and Securities
 sold under repurchase agreements
 and other short-term borrowings               24,566,000      23,386,000
Federal Home Loan Bank advances                 1,095,000       1,095,000
Other liabilities                               3,255,000       3,184,000
                                             ------------    ------------
Total Liabilities                             413,399,000     394,045,000
Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Issued 4,222,275 and 4,138,533, respectively    4,222,000       4,138,000
Additional capital                             22,597,000      20,178,000
Retained earnings                              19,185,000      19,873,000
Net unrealized security gains                      22,000           9,000
Treasury Stock at cost, 83,996 and -0-
 shares respectively                           (2,436,000)            -0-
                                             ------------    ------------
Total Shareholders' Equity                     43,590,000      44,198,000
                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $456,989,000    $438,243,000
                                             ============    ============
Note 1: The consolidated balance sheet at December 31, 1996 has been taken from the audited Financial Statements and condensed.
See notes to condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME                                         ----------------------
                                                    1997          1996
INTEREST INCOME                                  -------------------------
Interest and fees on loans:
 Taxable                                         $13,560,000   $12,615,000
 Tax-exempt                                           25,000        31,000
Interest and dividends on securities:
 Taxable                                           3,157,000     3,025,000
 Tax-exempt                                           71,000       135,000
Interest on Federal funds sold and other
 interest bearing instruments                         37,000       118,000
                                                 -----------   -----------
TOTAL INTEREST INCOME                             16,850,000    15,924,000
                                                 -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                               1,151,000       897,000
Interest on other deposits                         4,417,000     4,300,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                               553,000       451,000
Interest on Federal Home Loan Bank advances           35,000           -0-
                                                 -----------   -----------
TOTAL INTEREST EXPENSE                             6,156,000     5,648,000
                                                 -----------   -----------
NET INTEREST INCOME                               10,694,000    10,276,000
Provision for possible loan losses                   250,000       300,000
NET INTEREST INCOME AFTER PROVISION              -----------   -----------
 FOR POSSIBLE LOAN LOSSES                         10,444,000     9,976,000
                                                 -----------   -----------
OTHER INCOME:
Trust division income                                577,000       536,000
Service charges on deposit accounts                1,093,000     1,010,000
Other charges, fees and exchanges                  1,002,000       851,000
Other operating income                                20,000        51,000
                                                 -----------   -----------
TOTAL OTHER INCOME                                 2,692,000     2,448,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     4,137,000     4,010,000
Net occupancy expense                                643,000       639,000
Furniture and equipment expense                    1,126,000     1,078,000
Supplies and postage                                 470,000       468,000
Ohio Franchise Tax                                   252,000       290,000
Other operating expenses                           1,762,000     1,816,000
                                                ------------  ------------
TOTAL OTHER EXPENSES                               8,390,000     8,301,000
                                                ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                 4,746,000     4,123,000
 FEDERAL INCOME TAXES                              1,626,000     1,346,000
                                                ------------  ------------
NET INCOME                                       $ 3,120,000  $  2,777,000
                                                ============  ============


PER SHARE DATA:
 EARNINGS                                             $ .74        $ .66
                                                      ======       ======
 CASH DIVIDENDS                                       $ .32        $ .27
                                                      ======       ======


See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                       THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                            JUNE 30,
OF INCOME                                           ----------------------
                                                      1997          1996
INTEREST INCOME                                     ----------------------
Interest and fees on loans:
 Taxable                                         $ 6,918,000   $ 6,373,000
 Tax-exempt                                           12,000        15,000
Interest and dividends on securities:
 Taxable                                           1,601,000     1,525,000
 Tax-exempt                                           36,000        62,000
Interest on Federal funds sold and other
 interest bearing instruments                         27,000        57,000
                                                 -----------   -----------
TOTAL INTEREST INCOME                              8,594,000     8,032,000
                                                 -----------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                 593,000       453,000
Interest on other deposits                         2,245,000     2,104,000
Interest on securities sold under
 repurchase agreements and
 other short-term borrowings                         301,000       213,000
Interest on Federal Home Loan Bank advances           18,000           -0-
                                                 -----------   -----------
TOTAL INTEREST EXPENSE                             3,157,000     2,770,000
                                                 -----------   -----------
NET INTEREST INCOME                                5,437,000     5,262,000
Provision for possible loan losses                   125,000       175,000
NET INTEREST INCOME AFTER PROVISION              -----------   -----------
 FOR POSSIBLE LOAN LOSSES                          5,312,000     5,087,000
                                                 -----------   -----------
OTHER INCOME:
Trust division income                                299,000       258,000
Service charges on deposit accounts                  548,000       526,000
Other charges, fees and exchanges                    542,000       428,000
Other operating income                                10,000        15,000
                                                 -----------   -----------
TOTAL OTHER INCOME                                 1,399,000     1,227,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     2,129,000     2,024,000
Net occupancy expense                                314,000       311,000
Furniture and equipment expense                      565,000       537,000
Supplies and postage                                 223,000       223,000
Ohio Franchise Tax                                   123,000       143,000
Other operating expenses                             923,000       935,000
                                                ------------  ------------
TOTAL OTHER EXPENSES                               4,277,000     4,173,000
                                                ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                 2,434,000     2,141,000
 FEDERAL INCOME TAXES                                839,000       690,000
                                                ------------  ------------
NET INCOME                                       $ 1,595,000  $  1,451,000
                                                ============  ============


PER SHARE DATA:
 EARNINGS                                             $  .38        $  .35
                                                      ======         =====
CASH DIVIDENDS                                        $  .16        $  .14
                                                      ======         =====

See notes to condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.              Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                      SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS                                      ---------------------
                                                     1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $16,715,000  $14,906,000
 Other income received                             2,696,000    2,010,000
 Interest paid                                    (6,013,000)  (5,365,000)
 Cash paid for salaries and benefits              (3,952,000)  (3,701,000)
 Net occupancy expense of premises paid             (457,000)    (446,000)
 Furniture and equipment expenses paid              (404,000)    (369,000)
 Cash paid for supplies and postage                 (470,000)    (459,000)
 Cash paid for other operating expenses           (2,257,000)  (3,377,000)
 Federal income taxes paid                        (1,500,000)    (955,000)
                                                  -----------   ----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        4,358,000    2,244,000
                                                 -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceed from maturities of
  securities available for sale                    2,130,000    1,921,000
 Proceeds from maturities of
  investment securities                            7,920,000   15,088,000
 Purchases of securities available for sale       (2,077,000)  (2,468,000)
 Purchases of investment securities              (11,575,000) (20,187,000)
 Net decrease in credit card loans                   439,000      500,000
 Net (increase) in long-term loans               (10,252,000) (12,599,000)
 Purchases of bank premises, equipment
  and software                                      (879,000)  (1,214,000)
                                                  -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES            (14,294,000) (18,959,000)
                                                 -----------   ----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
     other noninterest-bearing deposits          (4,564,000)   2,592,000
 Net increase (decrease) in savings and
     passbook deposits                            6,945,000  (12,207,000)
 Net increase in time deposits                   15,722,000   24,554,000
 Net increase (decrease) in Federal funds purchased
     and other interest bearing instruments      (1,220,000)   2,125,000
 Proceeds from line of credit                     2,400,000          -0-
 Proceeds from exercise of stock options             19,000       96,000
 Purchase of Treasury Stock                      (2,436,000)         -0-
 Dividends paid                                  (1,448,000)  (1,025,000)
                                                -----------  -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                     15,418,000   16,135,000
                                                -----------  -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                 5,482,000     (580,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         18,993,000   21,275,000
                                                -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                        $24,475,000  $20,695,000
                                                ===========  ===========

See notes to condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at June 30, 1997, compared to December 31, 1996 and the results of operations for the six months ending June 30, 1997 compared to the same period in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

2.  PER SHARE DATA

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share, for entities with publicly held common stock or potential common stock. The per share data has been adjusted to reflect the two percent stock dividend in 1996.

In accordance with SFAS No. 128, Earnings per share is calculated as follows:
                                For the Quarter ended June 30, 1997
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)     Amount

Income before extraordinary
 Item and accounting change     $3,120,000

Basic EPS
Income available to
 common stockholders            $3,120,000        4,205,534      $ .74
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-           11,038
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $3,120,000        4,216,572       $ .74
                                ==========        =========       =====

3. DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

The Corporation adopted SFAS No. 129 "Disclosure of Information about Capital Structure" on January 1, 1997. This statement requires in summary form within the financial statements, the pertinent rights and privileges of the various securities outstanding. Corporate Management has determined that the adoption of SFAS No. 129 will increase year-end disclosure requirements for capital.

4. CONTINGENCY AND COMMITMENT

On April 14, 1997, LNB Bancorp, Inc. (the "Corporation"), the holding company for Lorain National Bank (the "Bank"), issued a news release announcing that the Bank had entered into a Branch Purchase and Assumption Agreement to acquire three branch offices located in Lorain County, Ohio, and approximately $55 million of deposits and consumer loans totaling nearly $18 million from KeyBank National Association, Cleveland, Ohio ("Seller"). Consummation of the transaction is subject to, among other conditions, regulatory approval. On May 28, 1997, the Office of the Comptroller of Currency granted approval to Lorain National Bank to effect the above mentioned Branch Purchase and Assumption Agreement with KeyBank National Association. The Bank's management team is diligently working on this agreement.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $18,746,000 during the first half of 1997, to $456,989,000. This growth is attributable to increases in savings deposits, certificates of deposit, and checkinvest accounts.

Federal funds sold and other interest bearing investments increased by $132,000 during the first six months of 1997.

Total investment securities increased $3,615,000 ending the first half at $108,575,000. At June 30, 1997 unrealized gains (losses) in the investment securities portfolio were approximately $711,000 and ($316,000), respectively.

Nonperforming assets at June 30, 1997 totaled $376,000, down from $597,000 at March 31, 1997. The second quarter decrease in nonperforming assets of $221,000 resulted from loans being brought current in the amount of $14,000 loans charged-off in the amount of $13,000 liquidations of nonaccrual loans of $398,000 and increases in nonaccrual loans of $204,000.

The level of nonperforming assets decreased $207,000 during the first quarter 1997. The first quarter decrease is the result of a net decrease in nonaccrual loans plus a decrease in other real estate owned. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $243,000 which have been paid off and brought current and increases in nonaccrual principal balances of $75,000. The decrease in nonaccrual loans in the first quarter of 1997 was due primarily to two commercial loan customers which included recoveries from the Small Business Administration.

The level of nonperforming assets at June 30, 1997 remained at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/97  03/31/97  12/31/96  09/30/96
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                 $  376    $  597   $   765   $   941
  Restructured                    0         0         0         0
  Other Real Estate Owned         0         0        39        39
                             ------    ------    ------    ------
Total Nonperforming Assets   $  376    $  597    $  804    $  980
                             ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets      1,127.1%   684.4%    511.9%    419.6%
                            ========   ======    ======    ======
Accruing loans past due
  90 days                       271       180       357       396
                             ======    ======    ======    ======

Net loans increased $9,373,000 during the first half to $307,330,000 at June 30, 1997. The reserve for possible loan losses ended the quarter at

4,238,000 supported by a provision for loan losses of $250,000, recoveries of $98,000 and loan charge-offs of $226,000. The reserve for possible loan losses as a percentage of ending loans was 1.36% and 1.36% at December 31, 1996 and June 30, 1997, respectively. Corporate management believes that the level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 1997 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $62,817,000 and $69,762,000 at June 30, 1997 and 1996,
respectively. The decrease in outstanding loan commitments results from a softening in loan demand in Commercial real Estate and Mortgages loans.

Total deposits increased $18,103,000 during the first half to $384,438,000. Non-interest bearing deposits decreased to $59,238,000, at June 30, 1997 for a decrease of $4,564,000, while interest bearing deposits climbed to $325,245,000 for an increase of $22,667,000. Federal funds sold and securities sold under agreements to repurchase increased $1,180,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 1997, short-term security investments with maturities of one year or less totalled $29,685,000, which represented 27.3% of total securities. Adding cash and due from banks of $24,240,000, and Federal Funds sold and other interest bearing instruments of $235,000, total liquid assets represented 11.9% of total assets.

CAPITAL RESOURCES

Total shareholders' equity decreased $608,000 during the first half of 1997 to $43,590,000, at June 30, 1997. The decrease resulted primarily from $3,120,000 of net income generated from the first six months of operations less a cash dividend payable to shareholders of $1,324,000, less Treasury Stock purchased at cost in the amount of $2,436,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The increase in interest rates experienced in the first half of 1997 has caused a decrease in the market value of these securities which resulted in an increase of shareholders' equity by $13,000 for the six months ended June 30, 1997.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 1997 and 1996 follow.

                                                             June 30,
                                                     ---------------------
                                                      1997           1996
                                                     ------         ------
      Tier I capital ratio                           16.13%         16.93%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            17.38%         18.18%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  9.81%         10.21%
      Required leverage ratio                         3.00%          3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity, in addition to the purchase of three branch offices from KeyBank National Association.

Lorain National Bank has signed agreements for the expansion and remodeling of its Kansas Avenue Branch Office. Construction began in May and is expected to be completed by August 1997. Total construction costs plus new equipment is expected to be $450,000.

There were no other material commitments outstanding at June 30, 1997, other than the Branch Purchase and Assumption Agreement with KeyBank National Association and the construction and remodeling contracts for the Kansas Avenue Branch Office.

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 1997 increased $939,000 when compared to the first half of 1996. This was the result of the impact of slight increases in interest rates along with loan portfolio growth. Interest and dividends on securities was $3,228,000 for the first half of 1997 for an increase of $68,000 over the same period in 1996. Interest and dividends on securities represented 19.2% of total interest income at June 30, 1997 compared to 19.8% at June 30, 1996. Interest on Federal funds sold and other interest bearing instruments was $37,000 at June 30, 1997 compared to $118,000 at June 30, 1996. The decrease resulted from higher rates which were more than offset by the decrease in the average balance invested in these forms of financial instruments.

Total interest expense increased by $508,000 when compared to the first half of 1996. The increase resulted from increases in average balances of savings, certificates of deposit and checkinvest accounts along with increases in interest rates on certificates of deposit.

Total other income increased by $244,000 when compared to the first half of 1996. This increase resulted from increases in income from fiduciary fees of $41,000, increases in service charges of $83,000 and increases in other charges of $151,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other charges is due to increases in ATM fees.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the six months ended June 30, 1997 was $8,390,000, 1.1% above the first six months of 1996. This increase was due primarily to increases in salaries and benefits, net occupancy expense, furniture and equipment expense, and the impacts of inflation.

The effective tax rate increased from 32.8% during the first half of 1996 to 34.3% during the first half of 1997. The increase in the effective tax rate is due primarily to the decreases in tax exempt interest income. Net income was $3,120,000 and $2,777,000 for the six months ended June 30, 1997 and 1996, respectively. Net income per share after adjusting for the two percent stock dividend in 1997 and 1996 was $.74 and $.66 for the six months ended June 30, 1997 and 1996, respectively.

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

The Financial Accounting Standards Board (FASB) has issued:
SFAS No. 130, "Reporting Comprehensive Income"
Implementation date by the Corporation: January 1, 1998
Impact on the Corporation: This Statement provides accounting and reporting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Corporate management does not believe that adoption of SFAS No. 130 will have a significant impact on net income, but will increase reporting requirements.

SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information"
Implementation date by the Corporation: January 1, 1998
Impact on the Corporation: This Statement provides accounting and reports standards about opening segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Corporate management does not believe that adoption of SFAS No. 131 will have a significant impact on net income but will increase disclosure requirements.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (b) Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 1997.

     (c)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)



Date: August 11, 1997                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer


Date: August 11, 1997                   /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis,
                                        Vice President and
                                        Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                   Exhibit



      (11)         Computation of Shares Used for Earnings Per Share
                   Calculations

      (13) Second Quarter Report to Shareholders of LNB Bancorp, Inc. June 30, 1997 - EDGAR Version

      (27)         Financial Data Schedule

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                     (For the six months ended June 30, 1997)

                           S - K Reference Number (11)


                     Computation of Shares Used for Earnings
                              Per Share Calculation.



                                                    Six Months Ended
                                                        June 30
                                                 ----------------------
                                                    1997         1996
                                                 ---------    ---------

       Weighted Average Shares Outstanding       4,205,534    4,123,600

       Common Stock Equivalents (Stock Options)     11,038       16,825
                                                 ---------    ---------
                                                 4,216,572    4,140,425
                                                 =========    =========

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 1997)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 1997)
                          EDGAR Version



Description:
Two sided pamphlet: Backside cover containing the list of Director's of LNB Bancorp, Inc., Officers of LNB Bancorp, Inc. and Directors Emeritus of Lorain National Bank and outside beige cover with brown lettering stating LNB Bancorp, Inc., Quarterly Report, a picture of five hands pulling on a rope with a hoist, June 30, 1997 along with logo.

Inside contains: Message to Our Shareholders, unaudited EDGAR Version Consolidated Balance Sheets for period ending June 30, 1997 and June 30, 1996 and unaudited Consolidated Statements of Income for the Six Months Ended June 30, 1997 and June 30, 1996.

   Message to Our Shareholders

    It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary, Lorain National Bank, after the first six months of 1997.

    We are pleased to announce that earnings have increased 12.4 percent for the first half of the year, compared to the same period one year ago. Consolidated net income for the first six months of 1997 reached $3,120,000, up from $2,777,000 for the comparative period in 1996.

    Our performance continues to strengthen, as indicated by our steadily increasing annualized return on average assets, which reached 1.41 percent at mid-year.

    Year-to-date cash dividends declared to shareholders has increased
   13.1 percent over the comparative period in 1996. Total shareholders' equity also increased $1.2 million during the 12 months ended June 30, 1997 and total shareholders' equity, as a percentage of total assets, reached 9.5 percent.

    Total assets rose 7.7 percent to $456,989,000 as of June 30, 1997. Net loans increased to $307,330,000 at June 30, 1997. This represents an increase of $26 million or 9.1 percent over the net loans at June 30, 1996.

    During the second quarter, we welcomed Terry D. Goode to the Board of Directors of LNB Bancorp, Inc. and its subsidiary Lorain National Bank. Mr. Goode is Vice President and Co-owner of the Lorain County Title Company of Elyria.

    As mentioned during our Annual Meeting in April, we are acquiring three branch offices from KeyBank in Lorain and Elyria. Our management team is busy preparing for the acquisition and the arrival of many new customers to Lorain National Bank. We look forward to providing our new customers with the same high quality personal service on which we have built our reputation.

    We thank you for your continued support and look forward to addressing you after the completion of another year of successful operations.


   Sincerely,

   /s/ Stanley G. Pijor                         /s/ J. F. Kidd
   ------------------------                     -----------------
   Stanley G. Pijor                             James F. Kidd
   Chairman of the Board                        President and
                                                Chief Executive Officer

Consolidated Balance Sheets

                                                      June 30
                                              --------------------------
                                                 1997            1996
                                              ------------  ------------
ASSETS:
Cash and Due From Banks                       $ 24,240,000  $ 24,131,000
Federal Funds Sold and other Interest Bearing
  Instruments                                      235,000       705,000
Securities Available for Sale                   14,346,000    14,424,000
Investment Securities                           94,229,000    86,624,000
Loans                                          311,568,000   285,655,000
Reserve for Possible Loan Losses                (4,238,000)   (3,995,000)
--------------------------------------------------------------------------
NET LOANS                                      307,330,000   281,660,000
--------------------------------------------------------------------------
Premises and Equipment (net)                    10,876,000    10,871,000
Other Assets                                     5,733,000     6,073,000
--------------------------------------------------------------------------
TOTAL ASSETS                                  $456,989,000  $424,488,000
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-Interest Bearing Deposits                 $ 59,238,000  $ 61,554,000
Interest Bearing Deposits                      325,245,000   296,013,000
--------------------------------------------------------------------------
TOTAL DEPOSITS                                 384,483,000   357,567,000
--------------------------------------------------------------------------
Securities Sold under Repurchase
  Agreements and Other Short-term Borrowings    24,566,000    21,514,000
Federal Home Loan Bank Advances                  1,095,000           -0-
Other Liabilities                                3,255,000     2,998,000
--------------------------------------------------------------------------
TOTAL LIABILITIES                              413,399,000   382,079,000
--------------------------------------------------------------------------
Common stock                                     4,222,000     4,126,000
Additional capital                              22,597,000    20,077,000
Retained Earnings                               19,185,000    18,247,000
Net Unrealized Security Gains(Losses)               22,000       (41,000)
Treasury Stock at Cost                          (2,436,000)          -0-
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      43,590,000    42,409,000
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $456,989,000  $424,488,000
--------------------------------------------------------------------------
(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                      Six Months Ended
                                                          June 30
                                                 ------------------------
                                                     1997         1996
                                                 ------------------------
INTEREST INCOME:
Interest and Fees on Loans                        $13,585,000  $12,646,000
Interest and Dividends on Securities:              3,231,000    3,163,000
Interest on Federal Funds Sold                        34,000      115,000
--------------------------------------------------------------------------
TOTAL INTEREST INCOME                             16,850,000   15,924,000
--------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                               5,568,000    5,198,000
Interest on Securities Sold under Repurchase
 Agreements and Other Short-Term Borrowings          553,000      450,000
Interest on Federal Home Loan Bank Advances           35,000          -0-
--------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                             6,156,000    5,648,000
--------------------------------------------------------------------------
NET INTEREST INCOME                               10,694,000   10,276,000
Provision for Loan Losses                            250,000      300,000
--------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       10,444,000    9,976,000
--------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                              577,000      536,000
Fees and Service Charges                           2,095,000    1,861,000
Gains From Sales of Loans and Securities                 -0-          -0-
Other Operating Income                                20,000       51,000
--------------------------------------------------------------------------
TOTAL OTHER INCOME                                 2,692,000    2,448,000
--------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                     4,137,000    4,010,000
Net Occupancy Expense of Premises                    643,000      639,000
Furniture and Equipment Expenses                   1,126,000    1,078,000
Supplies and Postage                                 470,000      468,000
Ohio Franchise Tax                                   252,000      290,000
Other Operating Expenses                           1,762,000    1,816,000
--------------------------------------------------------------------------
TOTAL OTHER EXPENSES                               8,390,000    8,301,000
--------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                 4,746,000    4,123,000
--------------------------------------------------------------------------
Federal Income Taxes                               1,626,000    1,346,000
--------------------------------------------------------------------------
NET INCOME                                        $3,120,000   $2,777,000
--------------------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                             $ .74        $ .66
--------------------------------------------------------------------------
DIVIDENDS DECLARED                                     $ .32        $ .27
==========================================================================
The per share data has been adjusted to reflect the 2% stock dividend in 1997. Net income per share is based on weighted average common and common equivalent shares outstanding.

Backside Cover: 3 Column format


Directors and Officers of LNB Bancorp, Inc.

Directors

Stanley G. Pijor                         Benjamin G. Norton
Chairman of the Board                    Employee and Community
LNB Bancorp, Inc. and                    Relations Manager
Lorain National Bank                     RELTEC Corporation

James L. Bardoner                        Jeffrey F. Riddell
Retired, Former President                President
Dorn Industries, Inc.                    Consumers Builders Supply Co.
                                         Vice President and
Daniel P. Batista                        Chief Executive Officer,
Attorney/Partner                         Consumeracq, Inc.
Cook & Batista Co., L.P.A.
                                         Thomas P. Ryan
Robert M. Campana                        Executive Vice President
Managing Director                        and Secretary/Treasurer
P.C. Campana, Inc.                       LNB Bancorp, Inc.
                                         Executive Vice President
Terry D. Goode                           and Secretary
Vice President                           Lorain National Bank
Lorain County Title Company
                                         T.L. Smith, M.D.
Wellsley O. Gray                         Retired Physician
Sales Consultant
Smith Dairy Company                      Eugene M. Sofranko
                                         President and
James F. Kidd                            Chief Executive Officer
President and                            Lorain Glass Company, Inc.
Chief Executive Officer
LNB Bancorp, Inc. and                    Paul T. Stack
Lorain National Bank                     Retired Manufacturer's
                                         Representative
                                         Coley's Inc.
David M. Koethe
Chairman of the Board                    Leo Weingarten
The Lorain Printing Company              Retired



Directors Emeritus of Lorain National Bank

James H. Riddell                         Don A. Sanborn
Chairman of the Board                    Retired
Consumers Builders Supply Co.
President, Consumeracq, Inc.

Officers

Stanley G. Pijor
Chairman of the Board
LNB Bancorp, Inc. and
Lorain National Bank

James F. Kidd
President and
Chief Executive Officer

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer

Sandra L. Dubell
Senior Vice President and
Chief Lending Officer

Gregory D. Friedman
Senior Vice President
Chief Operating Officer and
Chief Financial Officer

Michael D. Ireland
Senior Vice President

Emma N. Mason
Senior Vice President

James H Weber
Senior Vice President

Mitchell J. Fallis
Vice President and
Chief Accounting Officer

Front Cover:

LNB BANCORP, INC.

Quarterly Report

Picture of five hands pulling down on a rope with a hoist.

June 30, 1997
(lower middle of cover)

                               LNB Bancorp, Inc.

                             Exhibit to Form 10 - Q


                     (For the six months ended June 30, 1997)

                          S - K Reference Number (27)



                            Financial Data Schedule