Form 10-Q
period 1997-09-30
LNB BANCORP INC
filed 1997-10-31
CIK 737210

                                   Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

                                   (440) 244 - 6000
               Registrant's telephone number, including area code

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

Outstanding at October 25, 1997: 4,124,279 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1997

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.01-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        11

   Item 2 - Management's Discussion and Analysis          14
            of Financial Condition and Results of
            Operations

Part II - Other Information

   Item 1 - Legal Proceedings                             19

   Item 2 - Changes in Securities                         19

   Item 3 - Defaults upon Senior Securities               19

   Item 4 - Submission of matters to a Vote of            19
            Security Holders

   Item 5 - Other Information                             19

   Item 6 - Exhibit and Reports on Form 8-K               19

   Signatures                                             19

   Exhibit Index                                          20

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                             SEPTEMBER 30,   DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS             1997           1996
                                             -------------   -------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 20,842,000    $ 18,890,000
Federal funds sold and other interest
 bearing instruments                            9,561,000         103,000
Securities:
 Securities available for sale                 15,383,000      16,102,000
 Investment securities                        100,677,000      88,858,000
                                             -------------   -------------
Total Securities                              116,060,000     104,960,000
(Market Value $116,785,000 and               -------------   -------------
    $105,639,000 respectively)

Total loans                                   331,844,000     302,073,000
Reserve for possible loan losses               (4,305,000)     (4,116,000)
                                             -------------   -------------
Net loans                                     327,539,000     297,957,000
                                             -------------   -------------
Premises and equipment, net                    11,329,000      10,893,000
Intangible assets                               5,268,000             -0-
Accrued interest receivable and other assets    6,180,000       5,440,000
                                             -------------   -------------
TOTAL ASSETS                                 $496,779,000    $438,243,000
                                             =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 65,549,000    $ 63,802,000
Interest-bearing deposits                     356,554,000     302,578,000
                                             -------------   -------------
Total deposits                                422,103,000     366,380,000
                                             -------------   -------------
Federal funds purchased and securities
 sold under repurchase agreements and
 other short-term borrowings                   25,930,000      23,386,000
Federal Home Loan Bank Advances                 1,095,000       1,095,000
Accrued taxes, expenses and other liabilities   3,226,000       3,184,000
                                             -------------   -------------
Total Liabilities                             452,354,000     394,045,000
STATEMENT CONTINUED ON NEXT PAGE             -------------   -------------

STATEMENT CONTINUED FROM PREVIOUS PAGE

Shareholders' equity:
Common stock $1.00 par:
Authorized 5,000,000
Outstanding 4,222,275 and 4,138,533,
 respectively                                    4,222,000      4,138,000
Additional capital                              22,598,000     20,178,000
Retained earnings                               20,141,000     19,873,000
Net unrealized security gains                       47,000          9,000
Treasury Stock at cost, 88,996 and -0-
 shares respectively                            (2,583,000)           -0-
                                              -------------  -------------
Total Shareholders' Equity                      44,425,000     44,198,000
                                              -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $496,779,000   $438,243,000
                                              =============  =============

NOTE 1: The consolidated balance sheet at December 31, 1996 has been taken from the audited Financial Statements and condensed.

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                    LNB BANCORP, INC.                  UNAUDITED

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       SEPTEMBER 30,
 OF INCOME                                       -------------------------
                                                     1997          1996
INTEREST INCOME:                                 ------------ ------------
Interest and Fees on Loans:
 Taxable                                          $20,725,000  $19,136,000
 Tax-Exempt                                            37,000       46,000
Interest and Dividends on Securities:
 Taxable                                            4,818,000    4,578,000
 Tax-Exempt                                           107,000      184,000
Interest on Federal funds sold and other
 interest bearing instruments                          63,000      167,000
                                                 ------------  -----------
TOTAL INTEREST INCOME                              25,750,000   24,111,000
                                                 ------------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 or more                                1,733,000    1,404,000
Interest on Other Deposits                          6,747,000    6,437,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings           925,000      690,000
Interest on Federal Home Loan Bank Advances            53,000        7,000
                                                  ------------ -----------
TOTAL INTEREST EXPENSE                              9,458,000    8,538,000
                                                  ------------ -----------
NET INTEREST INCOME                                16,292,000   15,573,000
Provision for Possible Loan Losses                    375,000      425,000
NET INTEREST INCOME AFTER PROVISION               ------------ -----------
 FOR POSSIBLE LOAN LOSSES                          15,917,000   15,148,000
                                                  ------------ -----------
OTHER INCOME:
Trust Division income                                 955,000      801,000
Service charges on deposit accounts                 1,690,000    1,546,000
Other Charges Fees and Exchanges                    1,555,000    1,291,000
Gains from Sales of Loans                                 -0-          -0-
Other operating income                                 36,000       64,000
                                                  ------------ -----------
TOTAL OTHER INCOME                                  4,236,000    3,702,000
STATEMENT CONTINUED ON NEXT PAGE                  ------------ -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                      6,321,000    6,059,000
Net occupancy expense                                 957,000      939,000
Furniture and Equipment Expense                     1,719,000    1,630,000
Supplies and postage                                  725,000      716,000
Ohio Franchise Tax                                    367,000      427,000
Other operating expenses                            2,776,000    2,682,000
                                                  -----------  -----------
TOTAL OTHER EXPENSES                               12,865,000   12,453,000
                                                  -----------  -----------

INCOME BEFORE FEDERAL INCOME TAXES                  7,288,000    6,397,000
 FEDERAL INCOME TAXES                               2,508,000    2,117,000
                                                  -----------  -----------
    NET INCOME                                    $ 4,780,000  $ 4,280,000
                                                  ===========  ===========

PER SHARE DATA:
 EARNINGS                                              $ 1.14       $ 1.02
                                                       ======       ======
 CASH DIVIDENDS                                        $  .49       $  .43
                                                       ======       ======

See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
OF INCOME                                       --------------------------
                                                    1997          1996
INTEREST INCOME                                 ------------  ------------
 Interest and Fees on Loans:
 Taxable                                         $ 7,165,000   $ 6,521,000
 Tax-Exempt                                           12,000        15,000
Interest and Dividends on Securities:
 Taxable                                           1,661,000     1,553,000
 Tax-Exempt                                           36,000        49,000
Interest on Federal funds sold and other
 interest bearing instruments                         26,000        49,000
                                                ------------   -----------
TOTAL INTEREST INCOME                              8,900,000     8,187,000
                                                ------------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                 582,000       507,000
Interest on other deposits                         2,330,000     2,137,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          372,000       240,000
Interest on Federal Home Loan Bank Advances           18,000         6,000
                                                ------------   -----------
TOTAL INTEREST EXPENSE                             3,302,000     2,890,000
                                                ------------   -----------
NET INTEREST INCOME                                5,598,000     5,297,000
Provision for possible loan losses                   125,000       125,000
NET INTEREST INCOME AFTER PROVISION             ------------   -----------
 FOR POSSIBLE LOAN LOSSES                          5,473,000     5,172,000
                                                ------------   -----------
OTHER INCOME:
Trust division income                                378,000       265,000
Service charges on deposit accounts                  597,000       536,000
Other charges fees and exchanges                     553,000       439,000
Gains from sales of loans                                -0-           -0-
Other operating income                                16,000        14,000
                                                ------------   -----------
TOTAL OTHER INCOME                                 1,544,000     1,254,000
STATEMENT CONTINUED ON NEXT PAGE                ------------   -----------

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                      2,184,000    2,049,000
Net occupancy expense                                 314,000      300,000
Furniture and equipment expense                       593,000      552,000
Supplies and postage                                  255,000      248,000
Ohio Franchise Tax                                    115,000      137,000
Other operating expenses                            1,014,000      866,000
                                                  -----------  -----------
TOTAL OTHER EXPENSES                                4,475,000    4,152,000
                                                  -----------  -----------
INCOME BEFORE FEDERAL INCOME TAXES                  2,535,000    2,274,000
 FEDERAL INCOME TAXES                                 882,000      771,000
                                                  -----------  -----------
    NET INCOME                                    $ 1,660,000  $ 1,503,000
                                                  ===========  ===========


PER SHARE DATA:
 EARNINGS                                              $  .40       $  .36
                                                       ======       ======
 CASH DIVIDENDS                                        $  .17       $  .14
                                                       ======       ======

   See Notes to Condensed Consolidated Financial Statements.

FORM 10-Q                   LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
OF CASH FLOWS                                   -------------------------
                                                    1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------ ------------
 Interest received                              $25,601,000  $23,953,000
 Other income receivd                             4,221,000    3,760,000
 Interest paid                                    (9,315,000)  (8,589,000)
 Cash paid for salaries and benefits             (6,310,000)  (5,733,000)
 Net occupancy expense of premises paid            (675,000)    (720,000)
 Furniture and equipment expenses paid             (627,000)    (579,000)
 Cash paid for supplies and postage                (725,000)    (716,000)
 Cash paid for other operating expenses          (3,132,000)  (3,362,000)
 Federal income taxes paid                       (2,311,000)  (2,060,000)
                                                ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        6,187,000    5,954,000
                                                ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                              3,250,000    9,667,000
 Proceeds from maturities of investment
  securities                                     11,979,000   18,971,000
 Purchase of securities available for sale       (4,201,000) (10,446,000)
 Purchase of investment securities              (22,120,000) (17,725,000)
 Net (increase) in long-term loans              (30,672,000) (21,297,000)
 Net decrease in credit card loans                  430,000      200,000
 Purchases of bank premises, equipment
  and software                                   (1,789,000)  (1,094,000)
 Purchase of intangible assets                   (5,286,000)         -0-
 Proceeds from sales of bank premises,
  and equipment                                       9,000        5,000
                                                ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES           (48,370,000) (29,719,000)
                                                ------------ ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  non-interest bearing deposits                   1,747,000    3,012,000
 Net increase (decrease) in savings
  and passbook deposits                          13,349,000   (4,874,000)
 Net increase in time deposits                   41,627,000    8,871,000
 Net increase in Federal funds purchased and
  other interest bearing instruments                144,000    2,035,000
 Proceeds from Federal Home Loan Bank                   -0-      360,000
 Proceeds from Line of Credit                     2,400,000          -0-
 Proceeds from exercise of stock options             19,000      127,000
 Purchase of Treasury Stock                      (2,583,000)         -0-
 Dividends paid                                  (2,110,000)  (1,790,000)
                                                ------------ ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      53,593,000    7,741,000
                                                ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                11,410,000   (8,024,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         18,993,000   27,530,000
                                                ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                        $30,403,000  $19,506,000
                                                ============ ============

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q                       LNB Bancorp, Inc.               Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. at September 30, 1997, compared to December 31, 1996, and the results of operations for the nine months ending September 30, 1997 compared to the same period in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

RESERVE FOR POSSIBLE LOAN LOSSES

Because some loans may not be repaid in full, a reserve for possible loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover possible loan losses that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for possible loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for possible loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off,collection efforts continue and future recoveries may occur.

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

In accordance with SFAS No. 128, Earnings per share is calculated as follows:
                                  For the Quarter ended September 30, 1997
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount
 Income before extraordinary

 Item and accounting change     $4,780,000

 Basic EPS
 Income available to
  common stockholders            $4,780,000        4,182,228      $1.14
                                                                  =====
 Effect of Dilutive Securities
 Incentive Stock Options                -0-           10,650
                                 ----------        ---------
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $4,780,000        4,192,878      $1.14
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

4. ACQUISITION OF ASSETS AND DEPOSITS

Effective September 15, 1997, Lorain National Bank, a wholly owned subsidiary of LNB Bancorp, Inc., acquired three branch offices from KeyBank National Association (KeyBank) headquartered in Cleveland, Ohio pursuant to a Branch Purchase and Assumption Agreement dated April 10, 1997.

The three branch offices, located in Lorain County, Ohio, included an aggregate of $45 million in deposits, certain real estate and personal property associated with the branches, and $18 million in consumer and commercial loans associated with the branches.

The KeyBank acquisition has been accounted for as a purchase, and accordingly, the acquired assets and liabilities were recorded based on the fair values at the date of acquisition.

Most interest bearing deposit accounts other than time certificates of deposits (CD's) were converted into Lorain National Bank products on the acquisition date and will earn interest at the current rates in effect for Lorain National Bank's deposit products. Other interest bearing deposit accounts acquired from KeyBank were grandfathered and their interest rate will be the KeyBank rate at purchase date. CD's and IRA's acquired will carry the rates of interest per those contracts until their maturity dates.

KeyBank National Association, is a national banking association with its headquarters located in Cleveland, Ohio. There is no relationship between KeyBank National Association and LNB Bancorp, Inc. and its wholly-owned subsidiary Lorain National Bank.

The effect of the KeyBank acquisition is included in the results of operations prospectively from the date of acquisition. The pro forma effect of this acquisition on prior periods is not shown herein as Lorain National Bank did not acquire the entire businesses of the seller.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

INTRODUCTION

On September 15, 1997 Lorain National Bank, a wholly-owned subsidiary of LNB Bancorp, Inc., Lorain, Ohio, purchased and assumed $45.3 million in deposits and other liabilities of three branch offices, located in Lorain County, from KeyBank National Association (KeyBank), headquartered in Cleveland, Ohio. In addition to the deposits assumed, Lorain National Bank also acquired approximately $26.6 million in cash and $0.4 million in premises and equipment, and $18.3 million in consumer and commercial
loans.   Two of the banking offices acquired by the Lorain National Bank, located in Lorain county, are being operated as part of the Bank's branch office network. The third branch office, located at 383 Broadway, Lorain, Ohio will be open through November 14, 1997 and then merged into our Main Office at 457 Broadway, Lorain, Ohio.

Management believes that the purchase will enhance the Bank's long-term profitability and has projected a positive impact of approximately $450,000 for the 1998 fiscal year. However, management anticipates the purchase will have a break-even or slight increase on net income for fiscal 1997, even though approximately $120,000 of consulting, system conversion and employee related expenses associated with the purchase were charged to the third quarter expenses.

In May 1997, the Board of Directors of LNB Bancorp, Inc. authorized the repurchase of up to 100,000 shares of common stock. At September 30, 1997, the Corporation had repurchased 88,996 shares under the 100,000 share repurchase program.

FINANCIAL CONDITION

Total assets at September 30, 1997 increased by $58,536,000, or 13.4%, during the first nine months in 1997. Prior to the KeyBank purchase, cash flows from deposits were used to fund approximately, $11,500,000 in loan growth. At quarter-end, $17,000,000 in proceeds from the KeyBank purchase were temporarily invested in short-term interest bearing time deposits with banks in addition to more permanent investments in United States Treasury Securities and United States Government Agency securities with intermediate maturities. After the quarter-end, temporary investments will be replaced with higher yielding securities with staggered maturities in order to meet the cash flow needs of anticipated loan growth through the remainder of 1997 and into 1998. A portion of asset growth is attributable to the cyclical influx of municipal county tax money.

Total earning assets increased $50,329,000 or 12.3% from December 31, 1996. The ratio of earning assets to total assets has decreased slightly from 92.9% at December 31, 1996 to 92.0% at September 30, 1997. With the addition of the KeyBank loans and deposits to the balance sheet, the loan to deposit ratio has declined from 82.4% at 1996 year-end to 78.6% at September 30, 1997.

Federal funds sold and other interest bearing investments increased by $9,458,000 during the first nine months of 1997. Total securities increased $11,100,000 ending the third quarter at $116,060,000. At September 30, 1997 unrealized gains (losses)in the investment securities portfolio were approximately $869,000 and ($144,000), respectively.

Nonperforming assets at September 30, 1997 totaled $882,000, up from $376,000 at June 30, 1997. The third quarter increase in nonperforming assets of $506,000 resulted from loans being brought current in the amount of $101,000, loans charged-off in the amount of $5,000 and increases in nonaccrual loans of

$612,000. The increase in nonaccrual loans in the third quarter of 1997 was due primarily to five commercial loan customers and three consumer loan customers.

The level of nonperforming assets at September 30, 1997 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands               09/30/97  06/30/97  03/31/97  12/31/96
                                   --------  --------  -------- --------
Nonperforming Assets:
  Nonaccrual                         $  882    $ 376    $ 597    $  765
  Restructured                            0        0        0         0
  Other Real Estate Owned                 0        0        0        39
                                     ------    ------    ------    ------
Total Nonperforming Assets           $  882    $ 376    $ 597    $  804
                                     ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets                488.1% 1,127.1%    684.4%    511.9%
                                    ========   ======    ======   =======
Accruing loans past due 90 days         919       271       180       357
                                     ======    ======    ======    ======

Net loans increased $29,582,000 during the first nine months to $327,539,000 at September 30, 1997. Consumer and commercial loans attributable to the KeyBank acquisition at September 30, 1997 totaled $18,300,000, or 6.1%, of the increase in net loans from the year-end 1996. The reserve for possible loan losses ended the quarter at $4,305,000 supported by a provision for loan losses of $375,000 recoveries of $126,000 and loan charge-offs of $312,000. The reserve for possible loan losses as a percentage of ending loans decreased .06% from 1.36% at December 31, 1996 to 1.30% at September 30, 1997. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks, due diligence performed on the $18,300,000 loan portfolio acquired from KeyBank, and analysis of historical trends.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 1997, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totalling $72,517,000 and $62,933,000 at September 30, 1997 and 1996,
respectively. A major portion of the credit commitment increase is attributable to the acquisition of unused home equity lines of credit from KeyBank of approximately $7,500,000. After giving consideration due to the KeyBank purchase, the consistent outstanding loan and credit commitments balance from 1996 to 1997 results from loan demand due to good local economic conditions.

Total deposits increased $55,723,000 during the first nine months to

$422,103,000. Deposits attributable to the KeyBank acquisition at September 30, 1997 totaled $45,300,000, or 12.4% of the increase in total deposits from year-end 1996. Non-interest bearing deposits increased to $65,549,000, at September 30,1997 for an increase of $1,747,000, while interest bearing deposits climbed to $356,554,000 for an increase of $53,976,000. Federal funds purchased and securities sold under agreements to repurchase increased $2,544,000 during the first nine months of 1997. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

The acquired branches experience deposit runoff at September 30, 1997 of about 1.7%.

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

Total cash and securities available for sale of $36,225,000 represent 7.3% of total assets on September 30, 1997. Securities available for sale of approximately $11,498,000 is pledged as collateral to secure public funds or other obligations. Of the securities available for sale, $13,383,000 are held in U.S. Treasury and Agency securities, 71.7% of which mature within one year. This increase in liquidity from 1996 year-end is a direct result of the KeyBank deposit acquisition and the funds received from KeyBank for the assumption of those liabilities. At September 30, 1997, $9,400,000 of the proceeds were invested in interest bearing deposits with banks, while $9,000,000 was placed in United States Treasury and Agency Securities. Another measure which shows the improvement in Lorain National Bank's liquidity is the loan to deposit ratio which has declined from 82.4% at December 31,1996 to 78.6% at September 30,1997.

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 1997, short-term security investments with maturities of one year or less totalled $39,712,000 which represented 34.2% of total securities. Adding cash and due from banks of $20,842,000 and Federal funds sold and other interest bearing instruments of $9,561,000, total liquid assets represented 14.1% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks and the Federal Home Loan Bank in the amount of $27,800,000.

CAPITAL RESOURCES

Total shareholders' equity increased to $44,425,000, at September 30, 1997. The increase resulted primarily from $4,780,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $2,027,000. Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The increase in interest rates experienced in the first three quarters of 1997 has caused an increase in the market value of these securities which resulted in an increase of shareholders' equity of $38,000 for the nine months ended September 30, 1997.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial
institution for all periods presented.   The primary reason for the
decrease in the capital ratios at September 30, 1997, results from the purchase and assumption of loans and deposits from KeyBank, and the purchase of Treasury Stock.

As of September 30, 1997, the LNB Bancorp, Inc. held 88,996 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 88,996 of these shares in the second and third quarters of 1997 with a total cost of $2,583,000.

The Corporation's capital and leverage ratios as of September 30, 1997 and 1996 follow.
                                                September 30
                                              -----------------
                                               1997       1996
                                              ------     ------
      Tier I capital ratio                    12.81%     16.71%
      Required Tier I capital ratio            4.00%      4.00%
      Total capital ratio                     14.04%     17.96%
      Required total capital ratio             8.00%      8.00%
      Leverage ratio                           8.70%     10.26%
      Required leverage ratio                  3.00%      3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity, in addition to the purchase of three branch offices from KeyBank National Association. Lorain National Bank has received approval from the Comptroller of Currency to operate a branch office in LaGrange, Ohio, located in southern Lorain County. The new Lorain National Bank branch is scheduled to open in July of 1998. Lorain National Bank will lease property at Sentinel Square in LaGrange for this full-service branch which will include auto drive-in facilities and an ATM.

Lorain National Bank has signed agreements for the expansion and remodeling of its Kansas Avenue Branch Office. Construction began in May and is expected to be completed by October 1997. Total construction costs plus new equipment is expected to be $450,000.

There were no other material commitments outstanding at September 30, 1997, other than the loan and credit commitments and the construction and remodeling contracts for the Kansas Avenue Branch Office.

RESULTS OF OPERATIONS

Interest and fees on loans increased by $1,580,000 when compared to the first nine months of 1996. This was the net result of the impact of slight increases in rates in conjunction with loan portfolio growth of $29,771,000. Interest and dividends on securities was $4,925,000 for the first nine months of 1997 for an increase of $163,000 over the same period in 1996. Interest and dividends on securities represented 19.1% of total interest income at September 30, 1997 compared to 19.8% at September 30, 1996. Interest on Federal funds sold and other interest bearing instruments was $63,000 at September 30, 1997 compared to $167,000 at September 30, 1996. The decrease resulted from declining average balances invested in this form of financial instrument along with lower interest rates.

Total interest expense increased by $920,000 when compared to the first nine months of 1996. The increase resulted from increases in average balances of savings, certificates of deposit and checkinvest accounts coupled with decreases in interest rates paid on certificates of deposit and checkinvest accounts.

Net interest margin was further effected at the end of the third quarter by the acquisition of deposits from KeyBank. The rates KeyBank paid on the acquired deposits are slightly higher than the Bank's comparable deposit products. To protect against deposit runoff, Lorain National Bank will continue to pay higher rates on selected grandfathered deposit products. Rates on Certificates of Deposit, however, will remain unchanged through the remaining life of those instruments.

For the remainder of 1997, the acquisition of the KeyBank consumer and commercial loans and deposits and its related significant impact on balance sheet size will have a positive influence on net interest income.

Total other income increased by $534,000 when compared to the first nine months of 1996. This increase resulted from increases in income from fiduciary fees of $154,000, increases in service charges of $144,000 and increases in other charges of $264,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other charges is the result of pricing increases in credit card and merchant fees and increases in ATM fees. Other operating income decreased by $28,000.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the nine months ended September 30, 1997 was $12,865,000, 3.3% above the first nine months of 1996. This increase was due primarily to increases in salaries and employee benefits, net occupancy expense, furniture and equipment expense, KeyBank conversion expenses and the impacts of inflation.

The effective tax rate increased from 33.1% during the first nine months of 1996 to 34.4% during the first nine months of 1997. The increase in the effective tax rate is due primarily to the decrease in tax exempt interest income. Net income was $4,780,000 and $4,280,000 for the nine months ended September 30, 1997 and 1996, respectively. Net income per share after adjusting for the two percent stock dividend in 1997 and 1996 was $1.14 and $1.02 for the nine months ended September 1997 and 1996, respectively.

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

SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information"
Implementation date by the Corporation: January 1, 1998
Impact on the Corporation: This Statement provides accounting and reporting standards about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Corporate management does not believe that adoption of SFAS No. 131 will have a significant impact on net income but will increase disclosure requirements.

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

ITEM 5  - Other Information

     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (b) Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 1997 - EDGAR Version.

     (c)  Exhibit (27) - Financial Data Schedule.


     (d) Reports on Form 8-K - On October 2, 1997, LNB Bancorp, Inc. filed a Form 8-K with the Securities and Exchange Commission pursuant to (Form 8-K, Item 5 requirements) concerning the purchase and assumption of certain assets and liabilities of three KeyBank branch offices in Lorain County, Ohio by its wholly owned subsidiary Lorain National Bank from KeyBank National Association, Cleveland, Ohio as of September 15, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)

Date: October 30, 1997                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: October 30, 1997                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis,
                                        Vice President and
                                        Chief Accounting Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit                         Page
   Number                                                           Number

    (11)    Computation of Shares Used for Earnings Per Share
            Calculations                                               21

    (19)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 1997 - EDGAR Version.                   22

    (27)    Financial Data Schedule.                                   27

                                LNB Bancorp, Inc.

                               Exhibit to Form 10-Q

                  (For the nine months ended September 30, 1997)

                           S - K Reference Number (11)




     Computation of Shares Used for Earnings Per Share Calculation.




                                                   Nine Months Ended
                                                     September 30
                                                  --------------------
                                                     1997      1996
                                                  ---------  ---------

      Weighted Average Shares Outstanding         4,182,228  4,125,664

      Common Stock Equivalents (Stock Options)       10,650     10,590
                                                  ---------  ---------
                                                  4,192,878  4,136,254
                                                  =========  =========

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1997)

                           S - K Reference Number (19)





                     Third Quarter Report to Shareholders of
                   LNB Bancorp, Inc. (dated September 30, 1997)
                                 EDGAR Version







Description:
Two sided pamphlet: Backside cover containing the list of Customer Service Locations of Lorain National Bank and outside beige cover with brown lettering stating LNB Bancorp, Inc., Quarterly Report, a picture of five hands pulling on a rope with a hoist, September 30, 1997 along with logo.

Inside contains: Message to our Shareholders, unaudited EDGAR Version Consolidated Balance Sheets for period ending September 30, 1997 and September 30, 1996 and unaudited Consolidated Statements of Income for the Nine Months Ended September 30, 1997 and September 30, 1996, along with LNB Bancorp, Inc. logo.

Message to Our Shareholders

It's a pleasure to report that we are well on our way to another successful year of operations of LNB Bancorp, Inc. and its subsidiary, Lorain National Bank.

As of September 30, we've achieved growth in many significant areas including earnings, shareholders' equity, total loans and total assets.

Also in September, we completed the acquisition of three branch offices of KeyBank in Lorain County. We welcome the thousands of former KeyBank customers who brought over $45 million in deposits and $18 million in loans to Lorain National Bank. Thus, we've expanded our existing customers' banking convenience and introduced our new customers to 18 more bank branches and 25 additional automated teller machine locations.

Earnings have increased 11.7 percent for the nine months ended September 30, 1997, compared to the same period one year ago. Consolidated net income for the first nine months of 1997 reached $4,780,000, up from $4,280,000 for the comparative period in 1996.

Year-to-date cash dividends declared to shareholders has increased 13.5 percent over the comparative period in 1996. Total shareholders' equity also increased $1.1 million during the 12 months ended September 30, 1997 and total shareholder's equity, as a percentage of total assets, was 8.9 percent.

Total assets rose $58,536,000 to $496,779,000 as of September 30, 1997.
Net loans increased $29,582,000 to $327,539,000 at September 30, 1997.
The asset and loan increase was funded by the purchase and assumption of $45.6 million in deposits and $18.3 million in loans from KeyBank National Association.

From a local economic standpoint, we would be remiss in failing to mention the loss of jobs at the Lorain Ford Motor assembly plant. However, we do not expect Lorain County to suffer significantly. Because of the recent growth of non-auto related industry, Lorain County is in much better condition to absorb the loss than in years passed. We are encouraged with the resiliency of our community.

As a locally owned, independent bank and holding company, we look forward to providing personal service to our growing four publics - our customers, shareholders, employees, and community.

We thank you for your continued support and look forward to addressing you after the completion of another year of successful operations.

Sincerely,

/s/ Stanley G. Pijor                    /s/ James F. Kidd
_______________________                 ______________________
Stanley G. Pijor                        James F. Kidd
Chairman                                President & Chief
of the Board                            Executive Officer

Consolidated Balance Sheets

                                                    September 30
                                            ------------------------------
                                                 1997             1996
                                            --------------  --------------
ASSETS:
Cash and Due from Banks                      $ 20,842,000    $ 19,404,000
Federal Funds Sold and Other Interest Bearing
  Instruments                                   9,561,000         102,000
Securities Available for Sale                  15,383,000      14,244,000
Investment Securities                         100,677,000      89,725,000
Loans                                         331,844,000     297,080,000
Reserve for Possible Loan Losses               (4,305,000)     (4,112,000)
--------------------------------------------------------------------------
NET LOANS                                     327,539,000     292,968,000
--------------------------------------------------------------------------
Premises, Equipment and Intangible Assets (net)16,597,000      10,863,000
Accrued Interest Receivable and Other Assets    6,180,000       6,281,000
--------------------------------------------------------------------------
TOTAL ASSETS                                 $496,779,000    $433,587,000
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Non-Interest Bearing Deposits                $ 65,549,000    $ 63,175,000
Interest Bearing Deposits                     356,554,000     297,289,000
--------------------------------------------------------------------------
TOTAL DEPOSITS                                422,103,000     360,464,000
--------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
  and Other Short-Term Borrowings              25,930,000      26,203,000
Federal Home Loan Bank Advances                 1,095,000         362,000
Accrued Taxes, Expenses and Other Liabilities   3,226,000       3,240,000
--------------------------------------------------------------------------
TOTAL LIABILITIES                             452,354,000     390,269,000
--------------------------------------------------------------------------
Common Stock                                    4,222,000       4,135,000
Additional Capital                             22,598,000      20,129,000
Retained Earnings                              20,141,000      19,087,000
Net Unrealized Security Gains(Losses)              47,000         (33,000)
Treasury Stock at Cost                         (2,583,000)            -0-
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                     44,425,000      43,318,000
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $496,779,000    $433,587,000
--------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                    Nine Months Ended
                                                       September 30
                                               ---------------------------
                                                    1997          1996
                                               ------------- -------------
INTEREST INCOME:
Interest and Fees on Loans                      $20,762,000    $19,182,000
Interest and Dividends on Securities              4,932,000      4,767,000
Interest on Federal Funds Sold                       56,000        162,000
--------------------------------------------------------------------------
TOTAL INTEREST INCOME                            25,750,000     24,111,000
--------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                              8,480,000      7,841,000
Interest on Securities Sold Under Repurchase
  Agreements and Other Short-Term Borrowings        925,000        690,000
Interest on Federal Home Loan Bank Advances          53,000          7,000
--------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                            9,458,000      8,538,000
--------------------------------------------------------------------------
NET INTEREST INCOME                              16,292,000     15,573,000
Provision for Loan Losses                           375,000        425,000
--------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       15,917,000     15,148,000
--------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                             955,000        801,000
Fees and Service Charges                          3,245,000      2,836,000
Gains From Sales of Loans and Securities                -0-            -0-
Other Operating Income                               36,000         65,000
--------------------------------------------------------------------------
TOTAL OTHER INCOME                                4,236,000      3,702,000
--------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                    6,321,000      6,059,000
Net Occupancy Expense of Premises                   957,000        939,000
Furniture and Equipment Expenses                  1,719,000      1,630,000
Supplies and Postage                                725,000        716,000
Ohio Franchise Tax                                  367,000        427,000
Other Operating Expenses                          2,776,000      2,682,000
--------------------------------------------------------------------------
TOTAL OTHER EXPENSES                             12,865,000     12,453,000
--------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                7,288,000      6,397,000
Federal Income Taxes                              2,508,000      2,117,000
--------------------------------------------------------------------------
NET INCOME                                       $4,780,000     $4,280,000
--------------------------------------------------------------------------
PER SHARE DATA:
NET INCOME                                           $ 1.14       $ 1.02
--------------------------------------------------------------------------
DIVIDENDS DECLARED                                   $  .49       $  .43
==========================================================================
The per share data has been adjusted to reflect the 2% stock dividend in 1997 and 1996. Net income per share is based on weighted average common and common equivalent shares outstanding.

Outside Cover: 3 column format

Customer Service Locations

Banking Offices                      Midway Mall Office
                                     6396 Midway Mall Boulevard
Lorain Offices                       Elyria, Ohio 44035
                                     (440) 324-6530
 Main Office*
 457 Broadway                        Second Street Office
 Lorain, Ohio 44052                  221 Second Street
 (440) 244-7185                      Elyria, Ohio 44035
                                     (440) 323-4621
 Sixth Street Drive-In
 200 Sixth Street                   Community Offices
 Lorain, Ohio 44052
 (440) 244-7242                      Amherst Office
                                     1175 Cleveland Avenue
 Broadway Office*                    Amherst, Ohio 44001
 383 Broadway                        (440) 988-4423
 Lorain, Ohio 44052
 (440) 244-1946                      Avon Lake Office
                                     240 Miller Road
 Cooper Foster Park Road Office      Avon Lake, Ohio 44012
 1920 Cooper Foster Park Road        (440) 933-2186
 Lorain, Ohio 44053
 (440) 282-1252                      Kendal at Oberlin Office
                                     600 Kendal Drive
 Kansas Avenue Office                Oberlin, Ohio 44074
 1604 Kansas Avenue                  (440) 774-5400
 Lorain, Ohio 44052
 (440) 288-9151                      Oberlin Office
                                     40 East College Street
 Oberlin Avenue Office               Oberlin, Ohio 44074
 3660 Oberlin Avenue                 (440) 775-1361
 Lorain, Ohio 44053
 (440) 282-9196                      Olmsted Office
                                     27095 Bagley Road
 Pearl Avenue Office                 Olmsted Township, Ohio 44138
 2850 Pearl Avenue                   (440) 235-4600
 Lorain, Ohio 44055
 (440) 277-1103                      The Renaissance Office
                                     26376 John Road
 West Park Office                    Olmsted Township, Ohio 44138
 2130 West Park Drive                (440) 427-0041
 Lorain, Ohio 44053
 (440) 989-3131                      Vermilion Office
                                     4455 Liberty Avenue
Elyria Offices                       Vermilion, Ohio 44089
                                     (440) 967-3124
 Cleveland Street Office
 801 Cleveland Street                The Crossings of Westlake Office
 Elyria, Ohio 44035                  30210 Detroit Road
 (440) 365-8397                      Westlake, Ohio 44145
                                     (440) 892-9696
 Lake Avenue Office
 42935 North Ridge Road              Westlake Village Office
 Elyria Township, Ohio 44035         28550 Westlake Village Drive
 (440) 233-7196                      Westlake, Ohio 44045

                                    (440) 808-0229

Community Based Automated
Teller Machine Locations

 Captain Larry's Marathon
 1317 State Route 60
 Vermilion, Ohio

 Community Health Partners
 East Campus
 205 West 20th Street
 Lorain, Ohio

 Convenient Food Mart
 Cash Machine
 5375 West Erie Avenue
 Lorain, Ohio

 Gateway Plaza
 3451 Colorado Avenue
 Lorain, Ohio

 Lakeland Medical Center
 3700 Kolbe Road
 Lorain, Ohio

 Lorain County Community
 College
 1005 North Abbe Road
 Elyria, Ohio

 Lorain Plaza Shopping Center
 1147 Meister Road
 Lorain, Ohio

 Lowe's Home Improvement
 Warehouse
 620 Midway Boulevard
 Elyria, Ohio

 Midway Mall Food Court
 3343 Midway Mall
 Elyria, Ohio

*Drive-up ATM is available at Sixth
 Street Drive-In.  All other banking
 offices feature ATMs, except the
 Broadway and Westlake Village
 offices.

**This office will close permanently
 at the close of business on
 November 14, 1997.

Frontside cover description:
Beige background, brown lettering.
 LNB Bancorp, Inc.
 QUARTERLY REPORT

 Picture of five hands pulling on a rope with a hoist.

 September 30, 1997

Bottom left:

LNB Bancorp, Inc. Logo

 LNB
 Bancorp, Inc.
 And its subsidiary Lorain National Bank
 457 Broadway
 Lorain, Ohio 44052-1739
 (440) 244-6000 or (800) 860-1007

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1997)

                           S - K Reference Number (27)



                             Financial Data Schedule
                        (Follows as a separate document)