Form 10-Q/A
period 1997-09-30
LNB BANCORP INC
filed 1997-11-14
CIK 737210

<AMENDMENT NO. 1>

                                   Form 10-Q/A
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


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

                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 12, 1997                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: November 12, 1997                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis,
                                        Vice President and
                                        Chief Accounting Officer

REPLACING PAGE 9 OF 10Q AS ORIGINALLY FILED ON 10-31-97
FORM 10-Q/A                 LNB BANCORP, INC.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                      NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       SEPTEMBER 30,
OF CASH FLOWS                                    -------------------------
                                                    1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:            ------------ ------------
 Interest received                               $25,061,000  $23,953,000
 Other income received                             4,221,000    3,760,000
 Interest paid                                    (9,315,000)  (8,589,000)
 Cash paid for salaries and benefits              (6,310,000)  (5,733,000)
 Net occupancy expense of premises paid             (675,000)    (720,000)
 Furniture and equipment expenses paid              (627,000)    (579,000)
 Cash paid for supplies and postage                 (725,000)    (716,000)
 Cash paid for other operating expenses           (3,132,000)  (3,362,000)
 Federal income taxes paid                        (2,311,000)  (2,060,000)
                                                 ------------ ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:         6,187,000    5,954,000
                                                 ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                               3,280,000    9,667,000
 Proceeds from maturities of investment
  securities                                      11,979,000   18,971,000
 Purchase of securities available for sale        (4,201,000) (10,446,000)
 Purchase of investment securiti es              (22,120,000) (17,725,000)
 Net (increase) in long-term loans               (30,672,000) (21,297,000)
 Net decrease in credit card loans                   430,000      200,000
 Purchases of bank premises, equipment
  and software                                    (1,789,000)  (1,094,000)
 Purchase of intangible assets                    (5,286,000)         -0-
 Proceeds from sales of bank premises,
  and equipment                                        9,000        5,000
                                                 ------------ ------------
NET CASH USED IN INVESTING ACTIVITIES            (48,370,000) (21,719,000)
                                                 ------------ ------------
STATEMENT CONTINUED ON NEXT PAGE

REPLACING PAGE 10 OF 10Q AS ORIGINALLY FILED ON 10-31-97
STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  non-interest bearing deposits                    1,747,000    3,012,000
 Net increase (decrease) in savings
  and passbook deposits                           12,349,000   (4,874,000)
 Net increase in time deposits                    41,627,000    8,871,000
 Net increase in Federal funds purchased and
  other interest bearing instruments                 144,000    2,035,000
 Proceeds from Federal Home Loan Bank                    -0-      360,000
 Proceeds from Line of Credit                      2,400,000          -0-
 Proceeds from exercise of stock options              19,000      127,000
 Purchase of Treasury Stock                       (2,583,000)         -0-
 Dividends paid                                   (2,110,000)  (1,790,000)
                                                 ------------ ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       53,593,000    7,741,000
                                                 ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 11,410,000   (8,024,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          18,993,000   27,530,000
                                                 ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                         $30,403,000  $19,506,000
                                                 ============ ============

See Notes to Condensed Consolidated Financial Statements.