Form 10-K
period 1997-12-31
LNB BANCORP INC
filed 1998-03-31
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 1997                           number 0-13203

                              LNB Bancorp, Inc.
      (Exact name of the registrant as specified in its Charter)

                   Ohio                          34-1406303
         (State of incorporation)    (I.R.S. Employer Identification No.)
        457 Broadway, Lorain, Ohio               44052-1769
  (Address of principal executive offices)       (Zip Code)

                             (440) 244 - 6000
         (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                    SECURITIES EXCHANGE ACT OF 1934:

       Title of Each Class       Name of Each Exchange on Which Registered
  Common Stock, Par Value $1.00               NASDAQ - OTC
           Per Share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1998 was approximately $79,596,000.

   The number of shares of Registrant's Common Stock outstanding on February 28, 1998 was 4,124,479.

   Portions of the 1997 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 23, 1998 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1997



                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            3
            c. Description of LNB Bancorp, Inc.'s Business         3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                6
            e. Statistical Disclosure by Bank Holding
               Companies                                           6
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      7
                II. Investment Portfolio                           7
               III. Loan Portfolio                                 9
                IV. Summary of Loan Loss Experience               12
                 V. Deposits                                      14
                VI. Return on Equity and Assets                   15
               VII. Short-Term Borrowings                         16
  Item  2   Properties                                            16
  Item  3   Legal Proceedings                                     17
  Item  4   Submission to Matters to a Vote of Shareholders       17

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           18
  Item  6   Selected Financial Data                               18
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         18
            a. Quantitative and Qualitative Disclosures about
               Market Risk                                        18
  Item  8   Financial Statements and Supplementary Data           18
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   18

PART III
  Item 10   Directors and Executive Officers of the Registrant    19
  Item 11   Executive Compensation                                19
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        19
  Item 13   Certain Relationships and Related Transactions        20

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   21

SIGNATURES                                                        22

EXHIBIT INDEX                                                     24

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

Upon the consummation of the merger on March 30, 1984, under the Plan of Reorganization, the business of the Bank is conducted by the merged Bank under the name "The Lorain National Bank". Each outstanding share of common stock of the Bank, par value $2.50, was converted into one share of the Bancorp stock, par value $2.50. A total of 904,570 shares of corporate stock were issued at the effective date of the merger. On April 8, 1989, the shareholders of the Corporation approved a two-for-one stock split, which reduced the par value to $1.25. On April 20, 1993, the shareholders of the Corporation approved a five-for-four stock split, which reduced the par value to $1.00.

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

On September 15, 1997, Lorain National Bank, Lorain, Ohio, purchased and assumed $45.3 million in deposits and other liabilities of three branch offices, located in Lorain County, from KeyBank National Association (KeyBank), headquartered in Cleveland, Ohio. In addition to the deposits assumed, Lorain National Bank also acquired approximately $26.6 million in cash and $0.4 million in premises and equipment, and $18.3 million in consumer and commercial loans. Two of the banking offices acquired by the Lorain National Bank, located in Lorain County, are being operated as part of the Bank's branch office network. The third branch office located at
 383 Broadway, Lorain, Ohio was closed on November 14, 1997 and then merged into our Main Office at 457 Broadway, Lorain, Ohio.

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

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc. is a $490 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank has twenty banking offices in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion and Westlake. The Bank is a full service bank offering a wide range of commercial and personal banking services including commercial loans, real estate loans, construction loans, consumer loans, Small Business Administration loans, Visa card and student loans. Other services offered include safe deposit boxes, night depository, U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking with bill paying service, discount brokerage services and other services tailored for both individuals and businesses. The Bank's electronic data processing department provides centralized electronic data processing services to local financial intermediaries.

The Bank's residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans.

The Bank's range of deposit services include checking accounts,Checkinvest accounts, savings accounts, Holiday savings, money market accounts, Fortune Fifty accounts(a Senior Citizen program), individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

The Trust and Investment Management Division of the Bank performs complete trust administrative functions and offers agency and trust services and Mutual funds investment products to individuals, partnerships, corporations, institutions and municipalities.

The Bank is not dependent upon any one significant customer or specific industry. The business of the Corporation is not seasonal to any material degree.

In the opinion of management, LNB Bancorp, Inc. does not have exposure to material costs associated with environmental hazardous waste clean up.

Competition

Lorain National Bank faces strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. Lorain National Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom have substantially greater financial and managerial resources.

The Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $490 million to over $116 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions increased to 15.19% in 1997 compared to 12.77% in 1996. The increase in market share in Lorain County is directly related to the Bank's purchase and assumption of three
KeyBank offices which included deposits of $45.3 million. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

Supervision and Regulation

LNB Bancorp, Inc., as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. On September 29. 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997 in those states that have not opted out by that date.

The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the banking subsidiaries of bank holding companies. LNB Bancorp, Inc.'s banking subsidiary is subject to limitations with respect to intercompany loans and investments.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(14) on page 20 of the LNB Bancorp, Inc. 1997 Annual Report. This note is incorporated herein by reference.

The Corporation and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries rather than holders of the Corporation's securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. The Corporation and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and the Bank.

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

The Corporation and its subsidiary bank are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented on page 20 of the LNB Bancorp, Inc. 1997 Annual Report and is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Under current FDIC practices, the Bank will not be required to pay deposit insurance premiums during 1997. However, The Bank will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 35 of the LNB Bancorp, Inc. 1997 Annual Report.

Employees

As of December 31, 1997, the Corporation and the Bank employed 234 full-time employees and 64 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
 SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange
 Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1997 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 1997, 1996, and 1995 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 29 of the LNB Bancorp, Inc. 1997 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1997 and 1996 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 29 of the LNB Bancorp, Inc. 1997 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
Amounts in Thousands)                   1997          1996         1995
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $ 11,155     $ 14,380     $ 14,768
 Securities of other U.S. Government
 agencies and corporations               6,031
 Equity securities                       2,150        1,722          393
-------------------------------------------------------------------------
Total securities available for sale     19,336       16,102       15,161
-------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury securities               66,945       69,673       69,422
 Securities of other U.S. Government
  agencies and corporations             24,996       16,500       14,500
 States and political subdivisions       4,097        2,685        5,483
-------------------------------------------------------------------------
Total securities held to maturity       96,038       88,858       89,405
-------------------------------------------------------------------------
Total securities                      $115,374     $104,960     $104,566
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
Maturities of nonequity securities owned by the Corporation as of December 31, 1997 are presented below:
                                         Maturing
                     ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities          $ 9,059 $ 2,096     $    0        $  0   $ 11,155
  U.S. Government agencies
   and corporations         0    5,023       1,008          0      6,031
-------------------------------------------------------------------------
Total securities
 available for sale      9,059   7,119       1,008          0     17,186
-------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury
  securities            32,988  32,961         995          0     66,944
 U.S. Government agencies
  and corporations          0   18,994       6,002          0     24,996
 States and political
  subdivisions             972   1,869         285         972     4,098
-------------------------------------------------------------------------
Total securities
 held to maturity       33,960  53,824       7,282         972    96,038
-------------------------------------------------------------------------
Total securities       $43,019 $60,943     $ 8,290       $ 972  $113,224
-------------------------------------------------------------------------
WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1997:
                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities         5.35%     6.33%        - %          - %    5.53%
  U.S. Government agencies
   and corporations     -       6.19       6.74           -      6.28
-------------------------------------------------------------------------
Total securities
 available for sale   5.35      6.23       6.74           -      5.87
-------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury
  securities          5.80      6.60       7.96           -      6.20
 U.S. Government agencies
  and corporations      -       6.26       6.94           -      6.42
 States and political
  subdivisions (1)    6.68      7.28       8.77         8.34     7.49
-------------------------------------------------------------------------
Total securities
 held to maturity     5.82      6.50       7.15         8.34     6.33
-------------------------------------------------------------------------
Total securities      5.72%     6.47%      7.10%        8.34%    6.25%

-------------------------------------------------------------------------
1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1997.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                       ---------------------------------------------------
(Amounts in Thousands)   1997       1996      1995       1994       1993
--------------------------------------------------------------------------
Commercial           $120,892   $113,170  $105,847   $104,209   $105,289
Mortgage              142,223    138,455   124,012    114,611    100,140
Installment            37,250     27,683    23,310     19,933     18,554
Consumer revolving
 lines of credit       30,666     22,765    23,324     23,054     21,774
--------------------------------------------------------------------------
TOTAL LOANS           331,031    302,073   276,493    261,807    245,757
Reserve for possible
 loan losses           (4,168)    (4,116)   (4,002)    (3,832)    (3,714)
--------------------------------------------------------------------------
NET LOANS            $326,863   $297,957  $272,491   $257,975   $242,043
==========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1997

(Amounts in Thousands)               1997
----------------------------------------------
Maturing in one year or less    $ 22,709
Maturing after one year,
 but within five years            20,758
Maturing beyond five years        77,425
----------------------------------------------
TOTAL COMMERCIAL LOANS          $120,892
==============================================
Loans repricing beyond one year:
 Fixed rate                        8,304
 Variable rate                    89,879
----------------------------------------------
TOTAL                           $ 98,183
==============================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other real estate owned, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      1997    1996    1995    1994    1993
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $ 383  $   641  $  511  $  318  $  438
   Commercial loans          42      114     221       0     420
   Consumer loans             0       10       0       0       0
-----------------------------------------------------------------
  Total nonaccrual loans    425      765     732     318     858
   Restructured loans         0        0       0       0       0
   Other Real Estate owned   90       39       0       0       0
  Total nonperforming
   assets                 $ 515    $ 804  $  732  $  318  $  858
-----------------------------------------------------------------
 Reserve for possible
  loan losses to
  nonperforming assets     809.3%  511.9% 546.7% 1,205.4% 432.8%
=================================================================
  Accruing loans past due
    90 days               $  461  $  357  $  725  $  419  $  407
  Potential problem
   loans                   8,764   1,066     942   1,197   1,095
=================================================================

(1) The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga and Huron.

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

The level of nonperforming assets remains at a relatively low level from 1993 through 1997. The ratio of the reserve for possible loan loss to nonperforming assets decreased from 546.7% in 1995 to 511.9% in 1996 and increased to 809.3% in 1997. The 1997 increase is the result of net decreases in nonperforming loans in the amount of $289,000.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ending December 31, 1997, the interest income that would have been earned on the nonaccrual loans in the loan portfolio would have been approximately $43,000; however, the interest income actually earned and reported as income in 1997 amounted to approximately $21,000.

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

(2) Potential Problem Loans - As shown in the table on page 10 of Form 10-K, at December 31, 1997, there are approximately $8,764,000 of loans identified on management's watch list which includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

The increase in potential problem loans during 1997 is primarily due to three large credits that the Bank is reviewing. Approximately $4,000,000 of the potential problem loan balance relates to extension of credit to a company that has a significant amount of business activity in Southeast Asia. The Bank is monitoring these credits as potential problem loans due to the current economic situation in Southeast Asia. Another $2,100,000 in potential problem loans relates to credit extended to finance the development of a single-family dwelling subdivision. These credits are being monitored by Management as potential problem loans due to changes in the borrowers ownership interest. However, Management does not anticipate any charge-offs relative to these potential problem loans. Another $1,500,000 of the potential problem loans relates to the extension of credit to a recreational entertainment center. These credits are being monitored by Management due to a decrease in net earnings. This decrease in net earnings was caused primarily by bad weather conditions in the spring and summer of 1997. The potential problem loans in 1993, 1994, 1995, and 1996 remained at a relatively constant level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 1997, 1996 or 1995.

(4) Loan Concentrations - Bank management reviews concentrations of credit and other portfolio risk elements on a quarterly basis. Management is not aware of any significant loans, group of loans or segments of the loan portfolio, other than those reported in the schedule of nonperforming loans, where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms. No loans are outstanding which would, if consolidated, be considered as a concentration of lending in any particular industry or group of industries nor are there significant amounts of loans made to agricultural or energy related businesses.

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1997, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (12) of the "Notes to Consolidated Financial Statements" which appears on pages 18 and 19 of the LNB Bancorp, Inc. 1997 Annual Report and is incorporated herein by reference.

(5) No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans. Corporate management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation or its subsidiary bank.

D. Other interest-bearing assets - As of December 31, 1997, there are no other interest-bearing assets that would be required to be disclosed under
Item III C.1 or 2 if such assets were loans. The Corporation had $90,000 and $39,000 in Other Real Estate Owned at December 31, 1997, and 1996, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for Possible Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1997     1996     1995     1994     1993
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 4,116  $ 4,002  $ 3,832  $ 3,714  $ 3,406
Charge-offs:
 Commercial                 (190)    (296)    (100)    (190)    (177)
 Real Estate                (359)    (185)    (209)    (141)    (222)
 Consumer                   (300)    (191)    (140)     (68)    (116)
----------------------------------------------------------------------
  Total charge-offs         (849)    (672)    (449)    (399)    (515)
Recoveries:
 Commercial                    7       61      163       18       70
 Real Estate                  72       67        5       57      152
 Consumer                     72       58       51       42      101
----------------------------------------------------------------------
  Total recoveries           151      186      219      117      323
----------------------------------------------------------------------
Net charge-offs             (698)    (486)    (230)    (282)    (192)
----------------------------------------------------------------------
PROVISION FOR POSSIBLE
 LOAN LOSSES                 750      600      400      400      500
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 4,168   $4,116  $ 4,002  $ 3,832  $ 3,714
======================================================================

ANALYTICAL DATA
BALANCES:
 Average total loans    $315,215 $287,809 $272,011 $252,345 $237,671
 Total loans at year
  end                    331,031  302,073  276,493  261,807  245,757
 Net charge-offs             698      486      230      282      192
Provision for
  possible loan
  losses                     750      600      400      400      500
Reserve for possible
  loan losses at year
  end                      4,168    4,116    4,002    3,832    3,714

RATIOS:
Net charge-offs to:
 Average total loans         .22%    0.17%    0.08%    0.11%    0.08%
 Total loans at year
  end                        .21     0.16     0.08     0.11     0.08
 Provision for possible
  loan losses              93.07    81.00    57.50    70.50    38.40
 Reserve for possible
  loan losses              16.75    11.81     5.75     7.36     5.17
Reserve for possible
 loan losses to:
 Average total loans        1.32     1.43     1.47     1.52     1.56
 Total loans at year
  end                       1.26     1.36     1.45     1.46     1.51

The higher amount of 1997 net charge-offs and the higher provision for possible loan losses charge to expense resulted from increases in net charge-offs of commercial and consumer loans. The decreasing trend in the provision for possible loan losses charged to expense which occurred from 1993 through 1995 resulted from the influences of an improvement in the local and national economy. The level of net charge-offs in 1998 is expected to be about $600,000 during 1998.

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

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Possible Loan Losses on page 12 of the Form 10-K are presented in the following table:

(Amounts in Thousands)       1997    1996    1995    1994   1993
------------------------------------------------------------------
  Commercial                $183     $235    $(63)   $172    $107
  Real estate                287      118     204      84      70
  Consumer                   228      133      89      26      15
------------------------------------------------------------------
  Total net charge-offs     $698     $486    $230    $282    $192
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

 (Amounts in Thousands)       1997    1996   1995   1994    1993
 ----------------------------------------------------------------
  Commercial                $2,404  $1,429  $1,597  $1,487 $1,036
  Real estate                  733     803     651     623    485
  Consumer                     515     381     363     348    313
  Off-balance sheet risk       200     250     250     250    250
  Unallocated                  316   1,253   1,141   1,124  1,630
------------------------------------------------------------------
  TOTAL                     $4,168  $4,116  $4,002  $3,832 $3,714
==================================================================
This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1997, 1996 and 1995 provision for possible loan losses exceeded net charge-offs by $52,000, $114,000 and $170,000 respectively. The allocated portion of the reserve for possible loan losses has remained relatively consistent during 1993 through 1996. The Bank allocates a portion of the reserve for possible loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to commercial and consumer loans increased in 1997 due to changes in credit risk in those areas.

The following table shows the percentage of loans in each category to total loans at year end:

                     1997     1996     1995    1994     1993
-------------------------------------------------------------
 Commercial         36.5%    37.5%    38.3%    39.8%   42.8%
 Real estate        43.0     45.8     44.8     43.8    40.8
 Consumer           20.5     16.7     16.9     16.4    16.4
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------

The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans remained relatively constant from 1993 through 1996. During 1997 the commercial loans as a percentage of total loans decreased by 1.0% and real estate loans decreased by 2.8% with a corresponding increase in consumer loans by 3.8%. The 1997 shift in the mix of the loan portfolio is a direct result of the acquisition of three branch offices from KeyBank which included the acquisition of $17.4 million in consumer loans and $.9 million in commercial loans. During 1996, real estate loans increased by 1.0% with a related decrease in commercial loans of .8% and consumer loans of .2%.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.

                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1997           1996         1995
----------------------------------------------------------------
Demand deposits            $ 62,040       $ 58,989     $ 55,456
NOW accounts                 48,913         45,983       44,646
Money market accounts        19,473         21,650       25,578
Savings deposits             96,708         92,570       91,845
Time deposits               158,789        139,028      128,977
----------------------------------------------------------------
Total                      $385,928       $358,220     $346,502
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:

                                  Years ended December 31,
                       ----------------------------------------
                         1997           1996          1995
---------------------------------------------------------------
NOW accounts             1.50%          1.61%         1.89%
Money market accounts    2.14           1.95          2.10
Savings deposits         2.20           2.20          2.27
Time deposits            5.29           5.25          5.52
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1997.

Maturing within 3 months             $ 17,449
After 3 but within 6 months             7,795
After 6 but within 12 months            7,449
After 12 months                         3,858
----------------------------------------------
Total                                $ 36,551
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is presented in the tabular form below.
    December 31,            1997    1996    1995    1994    1993
----------------------------------------------------------------
Return on average assets    1.41%   1.37%   1.21%   1.13%   1.08%
Return on average equity   14.51   13.70   12.72   12.16   11.90
Dividend payout ratio      45.26   44.28   43.47   42.98   42.81

Average equity to
 average assets             9.71   10.01    9.55    9.31    9.11
Net interest margin         5.20    5.33    5.14    5.09    5.10

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1997, 1996 and 1995 appears on page 18 of the LNB Bancorp, Inc. 1997 Annual Report under footnote (10)"Short-Term Borrowings" and is incorporated herein by reference.

ITEM 2 - PROPERTIES

THE LORAIN NATIONAL BANK

The principal executive offices are located at its Main Office, 457 Broadway, Lorain, Ohio. The Bank owns the land and buildings occupied by the Main Office, twelve of its branch banking offices, the Branch Administration Building, and the Computer Operations Center. The remaining seven branch offices are subject to lease obligations with various lessors and varying lease terms. There is no outstanding mortgage debt on any of the properties which the bank owns. In January of 1997, the Bank entered into two lease agreements to rent branch banking offices in Cuyahoga County at The Renaissance and Westlake Village.

Listed below are the branches/customer service facilities of the Bank and their locations:

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue, Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              Lake Avenue & Route 254, Elyria
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Sixth Street Drive-In Office    200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Second Street Office            221 Second Street, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
   Olmsted Township Office         27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Kendal at Oberlin Office        600 Kendal Drive, Oberlin
   The Renaissance Office          26376 John Road, Olmsted Township
   Westlake Village Office         28550 Westlake Village Drive, Westlake
   Cooper Foster Park Road Office  1920 Cooper Foster Park Road, Lorain
   Midway Mall Office              6395 Midway Mall, Elyria
   Computer Operations Center      2130 West Park Drive, Lorain
   Maintenance Building            2140 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the year ended December 31, 1997 there were no matters submitted to a vote of security holders.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on pages 1 and 20 of the LNB Bancorp, Inc. 1997 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,066 as of February 28, 1998. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 26 of the LNB Bancorp, Inc. 1997 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 26 - 35 of the LNB Bancorp, Inc. 1997 Annual Report. Also, see
Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitztive Disclosures about Market Risk are incorporated herein by reference to pages 32 - 34 of the LNB Bancorp, Inc. 1997 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditor's Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1997 Annual Report (Exhibit 13), pages 6 through 25. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included on page 36 of the LNB Bancorp, Inc. 1997 Annual Report.

   Consolidated Balance Sheets as of December 31, 1997 and 1996

   Consolidated Statements of Income
    for Years Ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements
    December 31, 1997, 1996 and 1995

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

"Election of Directors" and "Director's Committees" on pages 3 through 5 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 23, 1998)is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.
                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Mitchell J. Fallis   Vice President and             (Not a Director)
(43)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Senior Vice President,         (Not a Director)
(47)                 Chief Operating Officer and
                     Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President,         (Not a Director)
(51)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

Sandra L. Dubell     Vice President and             (Not a Director)
(52)                 Chief Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President,         (Not a Director)
(60)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President,         (Not a Director)
(51)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 7 through 12 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 23, 1998) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 23, 1998), relating to

"Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on pages 13 and 14 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 23, 1998), relating to "Beneficial Ownership of Shares" is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7 and 14 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 23, 1998) is incorporated herein by reference.

Analysis of Loans to Related Parties:

The information contained in Note (6) "Transactions with Related Parties" on page 16 of the LNB Bancorp, Inc. 1997 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, KPMG Peat Marwick LLP, dated January 27, 1998, appear on pages 6 through 25 of the LNB Bancorp, Inc. 1997 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1997 and 1996

         Consolidated Statements of Income for Years Ended
           December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for Years Ended
           December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for Years
           Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements for Years
           Ended December 31, 1997, 1996 and 1995

         Report of Management

         Independent Auditors' Report

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 23 of this Form 10-K.

(b) Reports on Form 8-K

On October 3, 1997, LNB Bancorp, Inc. filed a Form 8-K with the Securities and Exchange Commission pursuant to the purchase and assumption of certain assets and liabilities from KeyBank, National Association, (KeyBank) Cleveland, Ohio. On September 15, 1997, LNB Bancorp, Inc. acting through its wholly-owned subsidiary Lorain National Bank, acquired from KeyBank certain assets and assumed certain deposits and other liabilities of three KeyBank branch offices in Lorain County, Ohio. The acquisition was effected through the purchase and assumption of certain assets and liabilities of KeyBank by the Registrant, pursuant to a Branch Purchase and Assumption Agreement dated as of April 10, 1997.

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 24 of this Form 10-K.

(d) See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/ Thomas P. Ryan
                                       ------------------------
                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ James L. Bardoner         DIRECTOR        March 24, 1998
-----------------------
James L. Bardoner


/s/ Daniel P. Batista         DIRECTOR        March 24, 1998
-----------------------
Daniel P. Batista

/s/ Robert M. Campana         DIRECTOR        March 24, 1998
-----------------------
Robert M. Campana

/s/ Terry D. Goode            DIRECTOR        March 24, 1998
-----------------------
Terry D. Goode

/s/ Wellsley O. Gray          DIRECTOR        March 24, 1998
-----------------------
Wellsley O. Gray

/s/ David M. Koethe           DIRECTOR        March 24, 1998
-----------------------
David M. Koethe

/s/ Benjamin G. Norton        DIRECTOR        March 24, 1998
-----------------------
Benjamin G. Norton

/s/ Jeffrey F. Riddell        DIRECTOR        March 24, 1998
-----------------------
Jeffrey F. Riddell

/s/ T. L. Smith, M.D.         DIRECTOR        March 24, 1998
-----------------------
T. L. Smith, M.D.

/s/ Eugene M. Sofranko        DIRECTOR        March 24, 1998
-----------------------
Eugene M. Sofranko

/s/ Paul T. Stack             DIRECTOR        March 24, 1998
-----------------------
Paul T. Stack

ABSENT - EXCUSED              DIRECTOR        March 24, 1998
-----------------------
Leo Weingarten

/s/ Stanley G. Pijor      CHAIRMAN OF THE     March 24, 1998
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

                          PRESIDENT, CHIEF    March 24, 1998
/s/ James F. Kidd         EXECUTIVE OFFICER
-----------------------   AND DIRECTOR
James F. Kidd

                          SENIOR VICE
/s/ Gregory D. Friedman   PRESIDENT,          March 24, 1998
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman       OFFICER AND CHIEF
                          OPERATING OFFICER

/s/ Mitchell J. Fallis    VICE PRESIDENT AND  March 24, 1998
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis        OFFICER

                                  LNB Bancorp, Inc.

                                    Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K
    S-K
 Reference                                                          Page
   Number  Exhibit                                                 Number

    (3)    LNB Bancorp, Inc. Articles of Incorporation and Code of   N/A
           Regulations (amended).  Previously, filed as Exhibit (3)
           to Annual Report Form 10-K (Commission File no.0-13203) for the year ended December 31, 1985, and incorporated herein by reference.

   (10)    Material Contracts

           (a) Supplemental Retirement Agreement by and between      N/A
           James F. Kidd and the Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (99.1) to Form 10-K
           (Commission File no. 0-13203) filed October 3, 1997, and incoporated herein by reference.

           (b)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly
           Report on Form 10-Q (Commission File no.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (c)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit(10b) to Quarterly
           Report on Form 10-Q (Commission File no. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (d)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Exhibit (10.c) to
           Quarterly Report on Form 10-Q (Commission File no.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (e)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File no. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (f)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10b) to Quarterly Report on Form 10-Q (Commission File no. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

    S-K
 Reference                                                          Page
   Number  Exhibit                                                 Number

           (g)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Exhibit (10) to
           Annual Report Form 10-K (Commission File no. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (h)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File no.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

           (i)Employment Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File no. 0-13203) for the year ended December 31, 1987 and incorporated herein by reference.

           (j)The Lorain National Bank 1985 Incentive Stock Option   N/A
           Plan. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File no. 0-13203) for the year ended December 31, 1985, and incorporated herein by reference.

   (11)    Computation of Shares Used for Earnings Per Share         N/A
           Calculation.

   (13)    LNB Bancorp, Inc. 1997 Annual Report to Shareholders.     N/A

   (21)    Subsidiary of LNB Bancorp, Inc.                           N/A

   (22)    Notice of Annual Meeting to Shareholders and Proxy        N/A
           Statement (dated March 23, 1998).

   (23)    Consent of Independent Accountants.                       N/A

   (27)    Financial Data Schedule.                                  N/A

  (99.1)   Annual report on Form 11-K of The Lorain National Bank    N/A
           Employee Stock Ownership Plan (registration number
           33-65034) for the plan year ended December 31, 1997 to be filed as an amendment to this annual report on Form 10-K.

  (99.2)   Annual report on Form 11-K of The Lorain National Bank    N/A
           Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1997 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1997)

                     S - K Reference Number (11)


               Computation of Shares Used for Earnings
                      Per Share Calculation.









                                      Years Ended December 31,
                              -------------------------------------
                                    1997         1996         1995
                              -------------------------------------
  Weighted-Average Shares
    Outstanding                4,168,322    4,128,459    4,101,825

  Common Stock Equivalents
    (Stock Options)               10,477       10,269       19,222
                              -----------  -----------  -----------
                               4,178,799    4,138,728    4,121,047
                              ===========  ===========  ===========

                             LNB Bancorp, Inc.

                          Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 1997)

                        S - K Reference Number (13)




                   LNB Bancorp, Inc. 1997 Annual Report
                             to Shareholders.

COVER DESCRIPTION

3/4 Page

1997 annual report

LNB BANCORP, INC.



"Familiar faces...
  Friendly places"

Among 15 assorted
photographs

Inside front cover
3/4 Page

Shareholder Information

CORPORATE HEADQUARTERS

If you need to contact the Corporate headquarters of LNB Bancorp, Inc., call or write to:

LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(440) 244-6000

NOTICE OF ANNUAL MEETING

The 1998 Annual Meeting of Shareholders of LNB
Bancorp, Inc. will be held at 10:00 a.m. on Tuesday, April 21, 1998 at The Lorain National
Bank, 521 Broadway, Lorain, Ohio.

ANNUAL AND QUARTERLY REPORTS
AND FORM 10-K

Copies of the LNB Bancorp, Inc.'s Annual or
Quarterly Reports or the Annual Report on Form
10-K, as filed with the Securities and Exchange
Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

STOCK TRANSFER AGENT
AND REGISTRAR

Shareholders requesting information about their stock holdings should call or write to:

Registrar and Transfer Company
Investor Relations Department
10 Commerce Drive
Cranford, New Jersey 07016-9982
(800) 368-5948

COMMON STOCK INFORMATION

The common stock of LNB Bancorp, Inc. is traded on the over-the-counter market under the symbol
LNBB. The stock is listed as "LNB Bancorp" in the newspapers. LNB Bancorp, Inc.'s CUSIP is
502100 10 0.

MARKET MAKERS IN
LNB BANCORP, INC. STOCK

Akin Investment Services Group, Elyria, Ohio
Everen Securities, Inc., Lorain, Ohio
McDonald & Company Securities, Inc., Elyria,
Sandusky and Cleveland, Ohio
Mid-Ohio Securities Corp., Elyria, Ohio
National Securities Corp., Lorain, Ohio
The Ohio Company, Lorain and Cleveland, Ohio

CASH DIVIDENDS

Subject to approval of the Board of Directors, cash dividends are paid on LNB Bancorp, Inc.'s common stock on or about the first day of January, April, July, and October. Since 1988, LNB
Bancorp, Inc. has increased its declared dividend in the third quarter and declared EXTRA dividends in the fourth quarter.

DIVIDEND REINVESTMENT AND CASH
STOCK PURCHASE PLAN

LNB Bancorp, Inc. shareholders who wish to apply quarterly cash dividends, or optional cash payments toward the purchase of additional LNB Bancorp, Inc.
common stock, may take advantage of a dividend reinvestment plan available through The Registrar and Transfer Company. Inquiries or requests for a description of the dividend reinvestment plan should be made to:

Registrar and Transfer Company
Dividend Reinvestment Plans
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948




Photo Credits

We'd like to thank the Lorain County Visitors
Bureau and Terry Jonasson of Photo Imagery,
Elyria for the use of their photographs on the cover and throughout the pages of this report.

Half Page Insert


Our Mission

The Mission of Lorain National Bank is to be a profitable, responsible, independent business that provides extraordinary service to our customers and community, while maximizing shareholder value and creating a high-quality and challenging work environment for our employees.









Our Vision


Lorain National Bank's vision is to become recognized as the most progressive and dynamic, independent provider of financial services in our market.





Bottom of insert:


Familiar faces...
 Friendly places

Half Page insert

Table of Contents

Shareholder Information . . . . . . . . . . . . . . . .  IFC

Financial Highlights . . . . . . . . . . . . . . . . . . . 1

Common Stock Trading Ranges and
  Cash Dividends Declared  . . . . . . . . . . . . . . . . 1

Corporate Profile . . . . . . . . . . . . . . . . . . . .  1

Message to Our Shareholders  . . . . . . . . . . . . . . . 2

Consolidated Balance Sheets  . . . . . . . . . . . . . . . 8

Consolidated Statements of Income  . . . . . . . . . . . . 9

Consolidated Statements of Cash Flows  . . . . . . . . . .10

Consolidated Statements of Shareholders' Equity  . . . . .11

Notes to Consolidated Financial Statements . . . . . . . .12

Report of Management . . . . . . . . . . . . . . . . . . .25

Independent Auditors' Report . . . . . . . . . . . . . . .25

Five Year Consolidated Financial Summary . . . . . . . . .26

Management's Discussion and Analysis . . . . . . . . . . .27

Selected Quarterly Financial Data  . . . . . . . . . . . .36

Banking Offices & ATMs . . . . . . . . . . . . . . . . . .37

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .38

Directors Emeritus of Lorain National Bank . . . . . . . .38

Officers of Lorain National Bank . . . . . . . . . . . . .39

Earnings and Dividend Performance . . .. . . . . . . . . .40

Financial Highlights

DECEMBER 31,                      1997           1996           1987
----------------------------------------------------------------------
BANK OFFICES                        20             16             16
BANK OFFICERS AND STAFF            298            285            288
SHAREHOLDERS                     2,066          2,028          1,415
TOTAL ASSETS              $490,217,000   $438,243,000   $284,535,000
TOTAL DEPOSITS            $410,655,000   $366,380,000   $244,895,000
NET LOANS                 $326,863,000   $297,957,000   $168,069,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 44,985,000   $ 44,198,000   $ 21,180,000
                        ----------------------------------------------
NET INCOME                $  6,482,000   $  5,852,000   $  2,562,000
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  2,934,000   $  2,591,000   $    867,000
                        ----------------------------------------------
SHARES OUTSTANDING           4,124,379      4,221,304      3,878,709
                        ----------------------------------------------
Shares outstanding have been adjusted for five-for-four stock splits in 1995 and 1993, a two-for-one stock split in 1989 and stock dividends.

Common Stock Trading Ranges and Cash Dividends Declared

                          1997                         1996
                 --------------------------------------------------------
                        Bid Price                   Bid Price
                 --------------------------------------------------------
                                     Dividend                    Dividend
                     High     Low     Amount     High     Low     Amount
                   -------  ------  ---------   -------  ------  --------
First Quarter      $29.75   $29.00    $.16      $28.75   $27.75    $.13
Second Quarter      29.75    29.00     .16       28.00    27.75     .14
Third Quarter       29.75    28.75     .17       28.50    28.00     .16
Fourth Quarter      28.75    27.50     .22       29.00    28.50     .19

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. are traded on the over-the-counter market primarily through registered brokers in the Corporation's service area. The above bid prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Dividend amounts have been adjusted for the 2% stock dividend on April 15, 1997 and April 16, 1996.

Corporate Profile

LNB Bancorp, Inc. is a $490 million locally owned one bank holding company headquartered in Lorain, Ohio. The Bancorp's predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state bank formed in 1905 and The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. Lorain National Bank is a member of the Federal Reserve Bank of Cleveland, a voluntary member of the Federal Home Loan Bank of Cincinnati, with its deposits insured by the Federal Deposit
 Insurance Corporation.

The Lorain National Bank has 20 bank offices and 27 ATM's in Lorain, Elyria, Amherst, Avon Lake, Oberlin, Olmsted Township, Vermilion, and Westlake which offer a wide range of commercial and personal banking services. The major services include checking, savings and time deposits, personal, mortgage, student and commercial loans, home equity loans, Small Business Administration Loans, credit cards, an ATM network, and trust and investment management services. The Lorain National Bank is an Equal Employment Opportunity/Affirmative Action Employer and an Equal Housing Lender.

Logos for Federal Deposit Insurance Corporation, Federal Home Loan Bank System and Equal Housing Lender

END PUBLISHED PAGE 1

Top right column black and white photograph of James F. Kidd, President and Chief Executive Officer

Message to Shareholders
  We're pleased to announce that LNB Bancorp, Inc. and its subsidiary, The Lorain National Bank experienced another excellent year of operation, thanks to the support of our four publics - our shareholders, customers, employees and the communities we serve. Since this time a year ago, we have recorded increases in all significant areas of financial performance, including our 16th consecutive year of earnings growth, and record high cash dividends paid to our shareholders.

A People Business
  We're successful because we realize that banking is more than bricks and mortar, more than debits and credits and more than rules and regulations. We're responding to the demands of a changing marketplace where the predominant baby boomers are 10 to 15 years away from retirement. We're operating in an interest rate environment which challenges us to offer savings and investment alternatives not previously considered. We're competing with new competitors in a changing business.
  What hasn't changed is the fact that we're still a people business. We have a core of nearly 300 hard-working employees who understand that no matter how good our products are, they're even better when delivered on a personal level.
  Serving individuals, whether they are consumers or business customers, is what we do well. At no time in our history has that position in the marketplace been more clear than it is today.

Alone in a Crowd
  A year ago in this space, we talked about the drastic drop in the number of community banks. That pace has only quickened. The competition for quality loans is still here; the cost of business continues to rise and the size and nature of our competition is still changing. In order to remain successful, we have become flexible - a "niche bank" of sorts. We know we can't be all things to all people - but we can offer virtually any service a big bank can do on an individual basis.
  Today, the financial services landscape is changing and consumers are paying for those changes in higher fees and less service. We think public sentiment about "bigger being better" is shifting back toward value. It is our contention that value lies in quality products and services with delivery that exceeds customer expectations. Bigger is not always better.

  Lorain National is now the only locally owned, independent commercial bank serving Lorain County. As such, we will have an opportunity to strengthen our mission to become recognized as the most progressive and dynamic independent provider of financial services in our area. We will continue to open new doors throughout the county, including those of our newest office in the Village of LaGrange at mid-year 1998.
  To support our new growth, we dedicated significant funding and human resources to education and training programs in 1997. On average, every bank employee participated in three or more programs last year to enhance service skills and to improve technical capabilities. We view our employees as significant assets and we enrich our investment in them each year with rewarding education and training opportunities whenever possible.

Preparedness
  When we're not busy training, we're investing in planning and technology. Because today's customers expect faster service through more delivery channels, we're seeking new solutions to expand our services in an efficient manner. The answer lies in well-conceived planning and good use of technology.
  One of the greatest technological challenges facing all businesses will be the modification of computer software and hardware to accommodate the coming of the year 2000. Virtually all businesses and individuals who use computers will be confronted with a dilemma at midnight, December 31,1999, if they are not prepared. Without modification, computers could assume the new year is 1900 once again.

END PUBLISHED PAGE 2

Top right column black and white picture of Stanley G. Pijor, Chairman of the Board

  This year, we assembled a strategic task force to review our systems to insure year 2000 compliance. All major vendors and suppliers to the bank are being examined to make sure they are year 2000 compliant. During 1998, we will begin testing and validating that these systems are year 2000 compliant. The project completion date for the year 2000 compliance is slated for June, 1999 to insure that we can welcome the new millennium without concern.

Financial Performance
  In 1997 we posted our 16th consecutive year of increased earnings, as net income increased by 10.8% over 1996, reaching $6,482,000. Earnings per share also increased to $1.56 for 1997 compared to $1.39 for 1996.
The graphs on page 40 depict our consolidated earnings and dividends over the past 10 years.
  Dividends declared per share amounted to $.71 in 1997 compared to $.62 in 1996. Total cash dividends in 1997, including the EXTRA dividend declared by the Board of Directors in November, rose to nearly $2,934,000.
  In each of the last 10 years, an increase in the regular cash dividend has been approved. The cash dividends declared in 1997 represent a 238% increase over 1987, when $867,000 in cash dividends were declared.
  Other financial highlights as of December 31, 1997 include an increase in net loans to $326.9 million, up $28.9 million from 1996 and an increase in total deposits to $410.7 million, up $44.3 million from 1996.
  Total assets of LNB Bancorp, Inc. reached $490.2 million, which represents a increase of $52.0 million over 1996. The return on average assets of LNB Bancorp, Inc. rose from 1.37% in 1996 to 1.41% in 1997.
  Total shareholders' equity increased $45.0 million at December 31, 1997. The ratio of total shareholders' equity to total assets was 9.2% at December 31, 1997. LNB Bancorp, Inc. and its subsidiary, Lorain National Bank, significantly exceed all current regulatory capital guidelines.

In Memoriam
  It is with great sadness that we acknowledge the passing of James H. Riddell, a member of the Lorain National Bank and LNB Bancorp, Inc. boards of directors for a combined 25 years. We are grateful to Mr. Riddell for his many years of faithful service as Director and Director Emeritus. He will be greatly missed.

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

NET LOANS millions of dollars
(A Net Loans graph follows in printed version with loans on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the reviously described grid.)

                   Total Assets             Net Loans
       Year     Millions of Dollars    Millions of Dollars
       1997         $490.2                  $326.9
       1996         $438.2                  $298.0
       1995         $421.6                  $272.5
       1994         $394.9                  $258.0
       1993         $379.6                  $242.0


  END PUBLISHED PAGE 3

1997 Highlights
  The acquisition of three KeyBank branch officers proved to be our most challenging activity in 1997. Along with the former KeyBank branch staff, we welcomed more than 5,000 new customers to the bank. Additionally, we acquired more than $45 million in deposits and $18 million in loans. The highly successful operation, which began in April and culminated in September, drew upon resources from all areas of the bank.
  New product literature and highly personalized attention to the conversion of former Key accounts was critical to the acquisition's success. An outstanding effort on the part of our branch and operations staff paid dividends in the form of a relatively smooth transition for our new customers.
  Loan demand remained strong in 1997. Excluding former KeyBank loans, nearly $50.4 million in new commercial loans were booked, $29.1 million in mortgage loans and another $20.1 million in consumer loans were approved.
  Mortgage interest rates, which fell to a 20-year low, fueled a new wave of refinancing in 1997. Nationally, the median price for existing homes increased 6.2% from December 1996 to December 1997, according to the National Association of Realtors.
  Our commercial specialty, small business lending, experienced solid growth last year. Lorain National led all area U.S. Small Business Administration (SBA) lenders in a record SBA lending year. More than $7.3 million in SBA loans were established in Lorain County and 40% of those were originated by Lorain National. According to the SBA, 83 jobs were created as a result of SBA lending in Lorain County.
  The Trust & Investment Management Division continued to grow with $248 million in assets under management, which represents an increase of 24.0% in 1997, over the year-end 1996 position. Direct revenues for the division in 1997 increased 18.1%. The division added a mutual funds program in 1997, designed to attract a broad spectrum of investors. The consistent, strong investment performance of portfolios managed by the Department has resulted in the addition of new monies into equity portfolios and attracted the attention of investment consultants. By increasing the use of technology and continuously raising standards, we continue to excel in meeting our client's investment objectives and providing high quality personalized service.
  In 1997, we upgraded our primary computer software five times to stay current with industry standards. Additionally, we increased the number of personal computers throughout the bank and supplied staff with state-of-the-art software and training. Every branch office and department is now connected by a computer-driven communications web which enables our staff to relay information quickly and serve our customers promptly.
  Our delivery systems continued to broaden and deepen in 1997. We acquired additional branch offices from KeyBank; completely renovated our Kansas Avenue office in Lorain and laid the groundwork for our new branch office in the Village of LaGrange in July 1998. We celebrated 10 years of service to our Westlake customers with a highly successful diamond giveaway promotion in October.

TOTAL DEPOSITS millions of dollars
(A Total Deposits graph follows in printed version with deposits on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE cents
(A Dividends Per Share graph follows in printed version with loans on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                  Total Deposits       Dividend Per Share
       Year     Millions of Dollars          Cents

       1997         $410.7                   $0.71
       1996         $366.4                   $0.62
       1995         $353.3                   $0.52
       1994         $335.2                   $0.46
       1993         $321.0                   $0.42


  *Adjusted for stock dividends and splits

  END PUBLISHED PAGE 4

  We installed a new automated teller machine on Lorain's east side and added several additional phone lines to accommodate traffic coming into our rapidly-growing TeleBanker 24-hour banking system.
  Our product mix also expanded in 1997 with the addition of a telephone bill payment feature called Telepay; a bundled checking product called First Choice Checking for those with bankwide balances greater than $10,000 and a broader range of terms for selected certificates of deposit.
  A surprise product for 1997, the Access Check Card, experienced enormous growth in transaction volume and revenues. The redesigned debit card, formerly known as the MoneyMate Plus Card, increased in popularity throughout the year thanks in large part to heightened consumer awareness. The Access Check Card functions like a credit card but draws funds directly from the user's checking account.
  In 1997, we took steps to improve the efficiencies of shareholder transactions by outsourcing stock registrar and transfer work. We also implemented a new Dividend Reinvestment Program which will allow many of our shareholders to roll their dividends into the purchase of additional shares as our stock grows. Approximately 30% of our shareholders have already requested this new service.
  In 1998, we will continue to evaluate current product offerings and investigate new delivery channels and distribution sites as they become available.

Looking Forward
 We are still enjoying a relatively healthy local economy, despite the employment reduction at the Lorain Ford Motor assembly plant. The absence of the Thunderbird and Cougar line in Lorain has not and will not impact the community as severely as it might have five or 10 years ago. The reason - growth in non auto-related industries and the foresight by area businesses to diversify.
  Unemployment has remained relatively low. According to the Ohio Bureau of Employment Services, there were fewer than 6,900 workers without jobs in Lorain County as of October, including those no longer employed by Ford. By county standards, that is a fairly favorable statistic, considering we've weathered unemployment as high as 24% in years passed.
  Our community has proven that it is resilient. No longer will one or two industries dictate our local employment. Many light manufacturing plants and small businesses are flourishing in Lorain County. The cost of doing business here is still relatively low compared to the Cleveland market and we can expect continued growth.
  We're encouraged by the entrepreneurial spirit of our local businesses. Their ownership and employees continue to raise the quality of life for our neighbors throughout the community.
  In closing, we thank you for your support of our activities and look forward to an exciting 1998.



/s/James F. Kidd                        /s/Stanley G. Pijor

James F. Kidd                           Stanley G. Pijor
President and                           Chairman of the Board
Chief Executive Officer

Five assorted photographs

END PUBLISHED PAGE 5

Financials

This photo of the Washington Avenue Falls in Elyria entitled "Veiled Stones" courtesy of Terry Jonasson, Photo Imagery, Elyria

END PUBLISHED PAGE 6

Report to Shareholders

Photo of Washington Avenue Falls


END PUBLISHED PAGE 7

  Consolidated Balance Sheets

  December 31,                                         1997          1996
 -------------------------------------------------------------------------
  ASSETS:
  Cash and due from banks (note 3)              $ 24,273,000  $ 18,890,000
  Federal funds sold and other interest-
   bearing instruments                               134,000       103,000
  Securities (note 5):
    Securities available for sale                 19,336,000    16,102,000
    Investment securities held to maturity        96,038,000    88,858,000
                                              ----------------------------
   Total securities
    (Market value $116,197,000 and
     $105,639,000, respectively)                 115,374,000   104,960,000
                                              ----------------------------
  Loans (notes 6 and 7):
    Portfolio loans                              319,666,000   290,133,000
    Loans available for sale                      11,365,000    11,940,000
                                              ----------------------------
  Total loans                                    331,031,000   302,073,000
   Reserve for possible loan losses               (4,168,000)  (4,116,000)
                                              ----------------------------
  Net loans                                      326,863,000   297,957,000
                                              ----------------------------
  Bank premises and equipment, net (note 8)       11,321,000    10,893,000
  Intangible assets (note 4)                       5,114,000           -0-
  Accrued interest receivable                      3,155,000     2,721,000
  Other assets                                     3,983,000     2,719,000
                                              ----------------------------
  TOTAL ASSETS                                  $490,217,000  $438,243,000
                                              ----------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits (note 9):
    Demand and other noninterest-bearing
      deposits                                  $ 68,565,000  $ 63,802,000
    Savings and passbook accounts                172,936,000   159,589,000
    Time deposits                                169,154,000   142,989,000
                                              ----------------------------
  Total deposits                                 410,655,000   366,380,000
                                              ----------------------------
  Securities sold under repurchase
   agreements and other short-term
   borrowings (note 10)                           28,950,000    23,386,000
  Federal Home Loan Bank advances (note 11)        2,045,000     1,095,000
  Accrued interest payable                         1,379,000     1,263,000
  Accrued taxes, expenses and other
   liabilities (notes 13 and 16)                   2,203,000     1,921,000
                                              ----------------------------
  Total liabilities                              445,232,000   394,045,000
                                              ----------------------------

  Shareholders' equity: (note 14)
    Common stock, $1.00 par: Shares authorized 5,000,000
     Shares issued 4,222,375 and 4,138,533,
      respectively and
     Shares outstanding 4,124,379 and 4,138,533,
      respectively (notes 17, 18 and 19)           4,222,000     4,138,000
    Additional capital                            22,599,000    20,178,000
    Retained earnings (note 15)                   20,937,000    19,873,000
    Net unrealized gain on securities
      available for sale, net of tax                  70,000         9,000
    Treasury stock at cost, 97,996 and -0-
      shares, respectively                        (2,843,000)          -0-
                                              ----------------------------
  Total shareholders' equity                      44,985,000    44,198,000
                                              ----------------------------
  Commitments and contingencies (notes 8 and 12)
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $490,217,000  $438,243,000
                                              ----------------------------
  See accompanying notes to consolidated financial statements

  END PUBLISHED PAGE 8

                                         Consolidated Statements of Income

  Years ended December 31,             1997           1996           1995
--------------------------------------------------------------------------
  INTEREST INCOME:
    Interest and fees on loans:
      Taxable                   $ 28,223,000   $ 25,851,000   $ 24,752,000
      Tax exempt                      49,000         59,000         75,000
    Interest and dividends on
        securities:
      U.S. Treasury securities     5,157,000      5,107,000      5,104,000
      U.S. Government agencies
       and corporations            1,299,000        949,000        408,000
      States and political
       subdivisions                  150,000        228,000        452,000
      Other debt and equity
       securities                    134,000         93,000         20,000
    Interest on Federal funds
      sold and other interest
      bearing instruments            144,000        183,000        300,000
                              --------------------------------------------
  TOTAL INTEREST INCOME           35,156,000     32,470,000     31,111,000

  INTEREST EXPENSE:
    Interest on deposits:
      Time certificates of
       $100,000 and over           2,285,000      1,875,000      1,847,000
      Other deposits               9,398,000      8,630,000      8,681,000
    Interest on securities sold
      under repurchase agreements
      and other short-term
      borrowings                   1,131,000        954,000      1,107,000
    Interest on Federal Home Loan
      Bank advances                   78,000            -0-            -0-
    Other interest                    98,000         19,000          1,000
                              --------------------------------------------
  TOTAL INTEREST EXPENSE          12,990,000     11,478,000     11,636,000
                              --------------------------------------------
   NET INTEREST INCOME            22,166,000     20,992,000     19,475,000
    Provision for possible
      loan losses (note 7)           750,000        600,000        400,000
                              --------------------------------------------
  NET INTEREST INCOME AFTER
    PROVISION FOR POSSIBLE
    LOAN LOSSES                   21,416,000     20,392,000     19,075,000
                              --------------------------------------------
  OTHER INCOME:
    Trust and Investment Management
      division income              1,293,000      1,095,000      1,038,000
    Service charges on deposit
      accounts                     2,143,000      1,903,000      1,360,000
    Other service charges,
      exchanges and fees           2,316,000      1,870,000      1,849,000
    Gains (losses) on sales of
      securities (note 5)                -0-         (1,000)           -0-
    Other operating income            51,000         58,000         40,000
                              --------------------------------------------
  TOTAL OTHER INCOME               5,803,000      4,925,000      4,287,000

  OTHER EXPENSES:
    Salaries and employee benefits
     (notes 16, 17, 18 and 19)     8,652,000      8,134,000      7,926,000
    Net occupancy expense of
     premises (note 8)             1,274,000      1,224,000      1,211,000
    Furniture and equipment
     expenses (note 8)             2,290,000      2,045,000      1,895,000
    Supplies and postage             967,000        971,000        904,000
    FDIC deposit insurance
     premium                          47,000          2,000        385,000
    Ohio franchise tax               483,000        554,000        508,000
    Other operating expenses       3,674,000      3,635,000      3,194,000
                              --------------------------------------------
  TOTAL OTHER EXPENSES            17,387,000     16,565,000     16,023,000
                              --------------------------------------------
  INCOME BEFORE FEDERAL
    INCOME TAXES                   9,832,000      8,752,000      7,339,000
                              --------------------------------------------

  FEDERAL INCOME TAXES (note 13):
    Current                        3,329,000      2,763,000      2,111,000
    Deferred                          21,000        137,000        225,000
                              --------------------------------------------
  TOTAL FEDERAL INCOME TAXES       3,350,000      2,900,000      2,336,000
                              --------------------------------------------
  NET INCOME                     $ 6,482,000   $  5,852,000    $ 5,003,000
                              --------------------------------------------
  BASIC EARNINGS PER SHARE
   (note 2)                          $  1.56        $  1.39        $  1.20
                              --------------------------------------------
  DILUTIVE EARNINGS PER SHARE
   (note 2)                          $  1.55        $  1.39        $  1.19
                             --------------------------------------------
  See accompanying notes to consolidated financial statements.

  END PUBLISHED PAGE 9

  Consolidated Statements of Cash Flows

  Years ended December 31,             1997           1996           1995
 -------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Interest received            $ 34,741,000   $ 32,561,000   $ 30,734,000
   Other income received           5,762,000      4,970,000      4,245,000
   Interest paid                 (12,874,000)   (11,465,000)  (11,254,000)
   Cash paid for salaries
    and employee benefits         (8,580,000)    (8,015,000)   (7,832,000)
   Net occupancy expense of
    premises paid                   (950,000)      (935,000)     (901,000)
   Furniture and equipment
    expenses paid                   (818,000)      (787,000)     (733,000)
   Cash paid for supplies and
    postage                         (967,000)      (971,000)     (904,000)
   Cash paid for other
    operating expenses            (5,135,000)    (3,829,000)   (4,354,000)
   Federal income taxes paid      (3,176,000)    (2,974,000)   (1,956,000)
                              --------------------------------------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES            8,003,000      8,555,000      7,045,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of
    investment securities         21,906,000     30,006,000     45,799,000
   Proceeds from maturities of
    securities available for sale  5,475,000      7,764,000      2,953,000
   Proceeds from sales of securities
    available for sale                   -0-      1,999,000            -0-
   Purchases of investment
    securities                   (29,319,000)   (29,405,000)  (45,914,000)
   Purchases of securities
    available for sale            (8,511,000)   (10,743,000)   (7,702,000)
   Net (increase) decrease in
    credit card loans                 43,000       (132,000)     (119,000)
   Net (increase) in long-term
    loans                        (30,077,000)   (26,214,000)  (14,969,000)
   Purchases of bank premises,
    equipment and intangible
    assets                        (7,280,000)    (1,407,000)   (2,276,000)
   Proceeds from sales of
    bank premises and equipment       20,000         55,000            -0-
                              --------------------------------------------
  NET CASH USED IN INVESTING
   ACTIVITIES                    (47,743,000)   (28,077,000)  (22,228,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and other
    noninterest-bearing deposits   4,763,000      3,639,000      3,067,000
   Net increase (decrease) in savings
    and passbook deposits         13,347,000        142,000   (11,648,000)
   Net increase in time deposits  26,165,000      9,144,000     26,817,000
   Net increase (decrease)
    in securities sold under repurchase agreements and other
    short-term borrowings          3,364,000       (762,000)     4,997,000
   Proceeds from Federal Home
    Loan Bank advances               950,000      1,095,000            -0-
   Proceeds from line of credit    2,400,000            -0-            -0-
   Cash paid on line of credit      (200,000)           -0-            -0-
   Purchase of Treasury Stock     (2,843,000)           -0-            -0-
   Proceeds from exercise of
    stock options                     21,000        179,000        278,000
   Dividends paid                 (2,813,000)    (2,452,000)   (2,073,000)
                              --------------------------------------------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                    45,154,000     10,985,000     21,438,000
                              --------------------------------------------
  NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       5,414,000     (8,537,000)     6,255,000
  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR           18,993,000     27,530,000     21,275,000
                              --------------------------------------------
  CASH AND CASH EQUIVALENTS
   AT END OF YEAR               $ 24,407,000   $ 18,993,000   $ 27,530,000
                              --------------------------------------------
  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  NET INCOME                     $ 6,482,000   $ 5,852,000    $ 5,003,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization  1,660,000     1,547,000      1,473,000
    Amortization of deferred loan
     fees and costs, net             378,000       280,000        173,000
    Provision for possible
     loan losses                     750,000       600,000        400,000
    Decrease in deferred
     Federal income taxes             21,000       137,000        157,000
    Amortization of Intangible
     Assets                          136,000           -0-            -0-
    (Increase) decrease in accrued
     interest receivable            (434,000)       43,000       (373,000)
    (Increase) decrease in
     other assets                 (1,177,000)      302,000       (188,000)
    Increase in accrued
     interest payable                116,000        13,000        382,000
    Increase (decrease) in accrued
     taxes, expenses and
     other liabilities                 8,000        34,000       (424,000)
    Others, net                       63,000      (253,000)       442,000
                              --------------------------------------------
  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                     $8,003,000    $8,555,000     $7,045,000
                              --------------------------------------------
  See accompanying notes to consolidated financial statements.
  END PUBLISHED PAGE 10
  Consolidated Statements of Shareholders' Equity
                                                            Net Unrealized
                                                             Gains (Loss)
Years Ended                                                on Securities
December 31, 1997         Common    Additional   Retained    Available
  1996 and 1995            Stock      Capital     Earnings    for Sale
 -------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994      $3,200,000 $18,415,000  $16,028,000   $(132,000)
                ---------------------------------------------------------
 Net income                   -0-         -0-    5,003,000         -0-
 Cash dividends declared,
  $.54 per share              -0-         -0-   (2,175,000)        -0-
 Issuance of 36,601
  shares of common stock
  under stock option
  plans                    36,000     242,000          -0-         -0-
 Issuance of 802,692
  shares of common stock
  with a fixed par value
  of $1, under a five-for
  -four stock split       803,000    (803,000)         -0-         -0-
 Change in unrealized
  gain (loss) on
  securities available
  for sale, net of tax        -0-         -0-          -0-     174,000
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995      $4,039,000 $17,854,000  $18,856,000    $ 42,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1997       Treasury    Shareholders'
 1996 and 1995            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31,
 1994                        -0-     $37,511,000
               ----------------------------------
 Net income                  -0-       5,003,000
 Cash dividends declared,
  $.54 per share             -0-      (2,175,000)
 Issuance of 36,601
  shares of common
  stock under stock
  option plans               -0-         278,000
 Issuance of 802,692
  shares of common
  stock with a fixed
  par value of $1,
  under a five-for-four
  stock split                -0-             -0-
 Change in unrealized
  gain (loss) on
  securities available
    for sale, net of tax       -0-         174,000
                  --------------------------------
 BALANCE AT
  DECEMBER 31, 1995            -0-     $40,791,000
-----------------------------------------------------------

                                                           Net Unrealized
                                                           Gains (Loss)
Years Ended                                                on Securities
December 31, 1997         Common    Additional   Retained    Available
1996 and 1995            Stock      Capital     Earnings    for Sale
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995      $4,039,000 $17,854,000  $18,856,000    $ 42,000
              -----------------------------------------------------------
Net income                    -0-         -0-    5,852,000         -0-
Cash dividends declared,
  $.63 per share              -0-         -0-   (2,591,000)        -0-
Issuance of 18,307
  shares of common
  stock under stock
  option plans             18,000     161,000          -0-         -0-
Market value of
  stock issued in
  payment of 2%
  stock dividend,
  80,879 shares            81,000   2,163,000   (2,244,000)        -0-
Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax            -0-         -0-           -0-    (33,000)
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996      $4,138,000 $20,178,000   $19,873,000 $    9,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1997       Treasury    Shareholders'
 1996 and 1995            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1995            -0-     $40,791,000
               -----------------------------------
 Net income                  -0-       5,852,000
 Cash dividends
  declared,
  $.63 per share             -0-      (2,591,000)
 Issuance of 18,307
  shares of common
  stock under stock
  option plans               -0-         179,000
 Market value of
  stock issued in
  payment of 2%
  stock dividend,
  80,879 shares              -0-             -0-
 Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax           -0-         (33,000)
                 --------------------------------
BALANCE AT
DECEMBER 31, 1996            -0-     $44,198,000
               ----------------------------------

                                                           Net Unrealized
                                                           Gains (Loss)
Years Ended                                                on Securities
December 31, 1997         Common    Additional   Retained    Available
 1996 and 1995            Stock      Capital     Earnings    for Sale
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996      $4,138,000 $20,178,000   $19,873,000 $    9,000
               -----------------------------------------------------------
Net income                    -0-         -0-     6,482,000        -0-
Cash dividends declared,
  $.71 per share              -0-         -0-    (2,934,000)       -0-
Issuance of 1,052
  shares of common
  stock under stock
  option plans              1,000      20,000           -0-        -0-
 Market value of
  stock issued in payment of 2%
  stock dividend,
  82,790 shares            83,000   2,401,000    (2,484,000)       -0-
 Purchase of 97,996 shares
  Treasury Stock             -0-         -0-           -0-         -0-
 Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax            -0-         -0-           -0-     61,000
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      $4,222,000 $22,599,000   $20,937,000   $ 70,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1997       Treasury    Shareholders'
 1996 and 1995            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1996            -0-     $44,198,000
               ----------------------------------
Net income                   -0-       6,482,000
Cash dividends declared,
  $.71 per share             -0-      (2,934,000)
Issuance of 1,052
  shares of common
  stock under stock
  option plans               -0-          21,000
 Market value of
  stock issued in payment of 2%
  stock dividend,
  82,790 shares              -0-             -0-
Purchase of 97,996 shares
 Treasury Stock       (2,843,000)     (2,843,000)
Change in unrealized
  gain(loss) on securities
  available for
  sale, net of tax          -0-           61,000
                  -------------------------------
BALANCE AT
DECEMBER 31, 1997   $(2,843,000)     $44,985,000
                   --------------------------------
  See accompanying notes to consolidated financial statements.

Five assorted photographs

END PUBLISHED PAGE 11

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, The Lorain National Bank (the Bank). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(e) Securities:
Debt and equity securities are classified as held to maturity, trading, or available for sale. Investment securities which are classified as being held to maturity are stated at cost. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method. The Bank does not maintain a trading account.

(f) Loans Available for Sale:
The Bank has identified certain commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost (carrying value) or estimated market value, determined on an aggregate basis for each type of loan available for sale.

(g) Reserve for Possible Loan Losses:
Under GAAP, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for possible loan losses or by a provision for ossible loan losses, depending upon the adequacy of the reserve for possible loan losses.

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

(i) Intangible Assets:
Intangible assets arise from branch acquisitions and include Goodwill and Core Deposit Intangibles. Goodwill is the excess of purchase price over identified net assets in branch acquisitions. Core Deposit Intangibles represent the value of depositor relationships purchased. Goodwill is being amortized using the straight-line method over a period of fifteen years. Core Deposit Intangibles are being amortized using an accelerated method over a period of ten years for 1997 branch acquisitions. Goodwill and Core Deposit Intangibles are reviewed for possible impairment, for events or changes in circumstances that indicate the carrying amount of the asset may not be recoverable, and written down if necessary.

(j) Other Real Estate Owned:
Other real estate owned is carried in other assets on the Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

(k) Additional Capital and Retained Earnings:
The additional capital account includes amounts received in excess of par value of common stock sold and amounts voluntarily transferred from etained earnings. In the case of stock dividends, the Corporation transfers the market value of shares issued from retained earnings to the common stock and additional capital accounts.

END PUBLISHED PAGE 12

(l) Interest and Fees on Loans:
Interest income on loans is accrued on the principal balances of loans outstanding on a "simple interest" basis. The Bank's policy is to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual lives of the related loans using the interest method.

(m) Trust and Investment Management Division Assets and Income:
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the accompanying financial statements, as such items are not assets of the Corporation. Income from the Trust and Investment Management Division is reported on an accrual basis.

(n) Interest on Deposit Accounts:
Interest on deposit accounts is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the respective accounts.

(o) Federal Income Taxes:
The Corporation and its wholly owned subsidiary file a consolidated federal income tax return. The Corporation provides for federal income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(p) Reclassifications:
Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

(q) Employee Stock Ownership Plan and Stock Purchase Plan:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 87,
"Employers' Accounting for Pensions".

(r) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities:
Effective January 1, 1997, the Corporation adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," not deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS No. 125 did not impact the Corporation's financial condition or results of operations.

(2) Earnings Share Data:

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options, a two percent stock dividend in 1997 and 1996 and a five-for-four stock split in 1995.

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share, for entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, earnings per share is calculated as follows:

  For the Years ended December 31,
                                     1997
--------------------------------------------------------------------------
                                              Weighted       Earnings
                                  Net          Average          Per
                                Income          Shares         Share
                               -----------------------------------------
  Income before extraordinary
   item and accounting change  $6,482,000
                               -----------------------------------------
  Basic EPS
   Income available to common
   stockholders                $6,482,000      4,168,322        $1.56
  Effect of Dilutive Securities
   Incentive Stock Options                        10,477
                               -----------------------------------------
  Dilutive EPS
   Income available to common
   stockholders and assumed
   conversions                 $6,482,000       4,178,799       $1.55
                               -----------------------------------------
  For the Years ended December 31,
                                     1996
-------------------------------------------------------------------------
                                              Weighted       Earnings
                                  Net          Average          Per
                                Income          Shares         Share
                               -----------------------------------------
  Income before extraordinary
   item and accounting change  $5,852,000
                               -----------------------------------------
  Basic EPS
   Income available to common
   stockholders                $5,852,000      4,211,028        $1.39
  Effect of Dilutive Securities
   Incentive Stock Options                        10,475
                               -----------------------------------------
  Dilutive EPS
   Income available to common
   stockholders and assumed
   conversions                 $5,852,000      4,221,503        $1.39
                               -----------------------------------------

  For the Years ended December 31,
                                     1995
-------------------------------------------------------------------------
                                              Weighted       Earnings
                                  Net          Average          Per
                                Income          Shares         Share
                               -----------------------------------------
  Income before extraordinary
   item and accounting change  $5,003,000
                               -----------------------------------------
  Basic EPS
   Income available to common
   stockholders                $5,003,000      4,183,862        $1.20
  Effect of Dilutive Securities
   Incentive Stock Options                        19,606
                               -----------------------------------------
  Dilutive EPS
   Income available to common
   stockholders and assumed
   conversions                 $5,003,000      4,203,468        $1.19
                               -----------------------------------------
  END PUBLISHED PAGE 13

(3) Cash and Due From Banks:

In order to meet deposit reserve requirements, the Bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $6,951,000 and $6,252,000 at December 31, 1997 and 1996, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $6,959,000 and $6,271,000, during 1997 and 1996 respectively.

(4) Acquisition and Intangible Assets:

On September 15, 1997, Lorain National Bank acquired three branch offices on Lorain County, Ohio from KeyBank, National Association (KeyBank), headquartered in Cleveland, Ohio. The transaction included the acquisition of approximately $45,000,000 in deposits, $18,000,000 in personal and commercial loans, as well as certain property and equipment.

The transaction was accounted for as a branch purchase and accordingly the acquired assets and liabilities were recorded at their fair values on the acquisition date. The effect of the KeyBank acquisition is included in the results of operation prospectively from the date of the acquisition.

The intangible assets arising from the KeyBank branch acquisition and included in the accompanying Consolidated Balance Sheets are summarized as follows at December 31, net of accumulated amortization:

                                   1997
                                ----------
  Goodwill                      $3,883,000
  Core deposit intangible       $1,231,000
                                ----------
  Total intangible assets       $5,114,000
                                ==========

Amortization expense for intangible assets totaled $136,000 in 1997.

(5) Securities:

The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 1997 and 1996 follow:
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1997           Cost        Gains        Losses     Value
--------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities            $ 11,154,000  $   26,000   $ (25,000) $11,155,000
  U.S. Government
   agencies and
   corporations             6,003,000      28,000         -0-    6,031,000
  Equity securities         2,072,000      78,000         -0-    2,150,000
                        --------------------------------------------------
Total securities
 available for sale        19,229,000     132,000    (25,000)   19,336,000
                        --------------------------------------------------

Investment securities
 held-to-maturity:
  U.S. Treasury securities 66,945,000     679,000    (37,000)   67,587,000
  U.S. Government agencies
   and corporations        24,996,000     122,000    (17,000)   25,101,000
  States and political
   subdivisions             4,097,000      82,000     (6,000)    4,173,000
                       ---------------------------------------------------
Total investment
 securities held-
 to-maturity               96,038,000     883,000    (60,000)   96,861,000
                     -----------------------------------------------------
Total securities         $115,267,000  $1,015,000  $ (85,000) $116,197,000
                     -----------------------------------------------------
December 31, 1996
--------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities            $ 14,424,000  $   32,000   $(76,000)  $14,380,000
  Equity securities         1,665,000      57,000        -0-     1,722,000
                        --------------------------------------------------
Total securities
 available for sale        16,089,000      89,000    (76,000)   16,102,000
                        --------------------------------------------------
Investment securities
 held-to-maturity:
  U.S. Treasury securities 69,673,000     783,000   (126,000)   70,330,000
  U.S.Government agencies
   and corporations        16,500,000      39,000    (93,000)   16,446,000
  States and political
   subdivisions             2,685,000      79,000     (3,000)    2,761,000
                       ---------------------------------------------------
Total investment
 securities held-
 to-maturity               88,858,000     901,000   (222,000)   89,537,000
                     -----------------------------------------------------
Total securities         $104,947,000  $  990,000  $(298,000) $105,639,000
                     -----------------------------------------------------

  END PUBLISHED PAGE 14

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 1997 follow:

                                                                Fully-Tax
                                      Amortized         Fair    Equivalent
  December 31, 1997                     Cost            Value     Yield
 -------------------------------------------------------------------------
  Securities available for sale:
    Due within 1 year             $  9,076,000     $ 9,059,000      5.35%
    After 1 but within 5 years       7,081,000       7,119,000      6.23
    After 5 but within 10 years      1,000,000       1,008,000      6.74
   Equity securities                 2,072,000       2,150,000      6.46
                               -------------------------------------------
  Total                             19,229,000      19,336,000      5.87
                               -------------------------------------------
  Investment securities held-to-maturity:
    Due within 1 year               33,960,000      33,973,000      5.82
    After 1 but within 5 years      53,824,000      54,409,000      6.50
    After 5 but within 10 years      7,282,000       7,504,000      7.15
    After 10 years                     972,000         975,000      8.34
                               -------------------------------------------
                                    96,038,000      96,861,000      6.33
                               -------------------------------------------
  Total                           $115,267,000    $116,197,000      6.25%
                               ===========================================

There were no sales of securities in 1997 and 1995. Proceeds from the sale of securities during 1996 were $1,999,000 resulting in gross realized
gains of $-0- and realized losses of $1,000.   All other redemptions
during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $104,445,000 and $94,173,000 at December 31, 1997 and 1996,
respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. At December 31, 1997 the securities portfolio contained approximately $3,364,000 in non-rated securities of state and political subdivisions. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $3,702,000. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 1997.


Five assorted photographs

END PUBLISHED PAGE 15

(6) Transactions with Related Parties:

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with nonrelated parties. An analysis of loans outstanding to related parties follows:

  Years ended December 31,                            1997          1996
 -------------------------------------------------------------------------
  Aggregate amount beginning of year             $3,884,000    $2,907,000
  Additions (deductions):
    New loans                                       974,000     1,271,000
    Repayments                                   (1,070,000)   (1,342,000)
    Changes in directors and officers
     and/or their affiliations, net               2,619,000     1,048,000
                                           -------------------------------
  Aggregate amount end of year                   $6,407,000    $3,884,000
                                           -------------------------------
(7) Loans and Reserve for Possible Loan Losses:

Loan balances at December 31, 1997 and 1996 are summarized as follows:

  December 31,                                        1997           1996
--------------------------------------------------------------------------
 Real estate loans (includes loans secured primarily by real estate only):
  Construction and land development            $ 27,018,000  $ 26,188,000
  One to four family residential                173,169,000   153,178,000
  Multi-family residential                        9,803,000    10,062,000
  Non-farm non-residential properties            66,040,000    63,292,000
Commercial and industrial loans                  21,697,000    19,055,000
Personal loans to individuals:
  Auto, single payment and installment           27,067,000    23,631,000
  Credit card and related plans                   5,152,000     5,195,000
Obligations of states and political subdivisions    685,000       842,000
All other loans                                     400,000       630,000
                                      ------------------------------------
TOTAL LOANS                                     331,031,000   302,073,000
 Reserve for possible loan losses                (4,168,000)   (4,116,000)
                                      ------------------------------------
NET LOANS                                      $326,863,000  $297,957,000
                                      ------------------------------------
Activity in the reserve for possible loan losses for 1997, 1996 and 1995 is summarized as follows:

Years ended December 31,             1997           1996           1995
--------------------------------------------------------------------------
Balance at beginning of year      $4,116,000     $4,002,000    $3,832,000
Provision for possible loan losses   750,000        600,000       400,000
Loans charged-off                   (849,000)      (672,000)     (449,000)
Recoveries on loans previously
 charged-off                         151,000        186,000       219,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $4,168,000     $4,116,000    $4,002,000
                              --------------------------------------------

At December 31, 1997 and 1996, $11,365,000 and $11,940,000 of commercial and student loans were available for sale in the secondary market. No provision for possible loan loss on the carrying value of these loans was necessary at December 31, 1997 and 1996. The market value of loans available for sale equaled or exceeded its carrying value. At December 31, 1997, the Bank had firm commitments for the sale of approximately $559,000 of these loans.

Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" were adopted on January 1, 1995.
Information required under SFAS No. 114 and SFAS No. 118 is as follows:

Years ended December 31                  1997          1996          1995
--------------------------------------------------------------------------
Year-end impaired loans with no
 allowance for loan losses allocated $ -0- $305,000 $814,000 Year-end impaired loans with
 allowance for loan losses allocated       -0-       911,000       699,000
Amount of the allowance allocated          -0-       152,000       239,000
Average of impaired loans during
 the year                              820,000       983,000       910,000
Interest income recognized during
 impairment                             43,000        66,000       103,000
Cash-basis interest income recognized   21,000         7,000        24,000
-------------------------------------------------------------------------

END PUBLISHED PAGE 16

(8) Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:

  December 31,                                        1997           1996
 -------------------------------------------------------------------------
  Land                                          $ 1,941,000    $ 1,941,000
  Buildings                                       9,490,000      9,159,000
  Equipment and furniture                        12,192,000     11,462,000
  Leasehold improvements                            532,000        311,000
                             ---------------------------------------------
                                                 24,155,000     22,873,000
                             ---------------------------------------------
  Less accumulated depreciation
   and amortization                              12,834,000     11,980,000
                             ---------------------------------------------
  TOTAL                                         $11,321,000    $10,893,000
                             ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expense amounted to $1,446,000 in 1997, $1,332,000 in 1996 and $1,299,000 in 1995.

Amortization of purchased software charged to other operating expenses amounted to $213,000 in 1997, $215,000 in 1996 and $174,000 in 1995.

At December 31, 1997, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

     Year Ending                     Branch
     December 31,                    Offices       Equipment
  -----------------------------------------------------------
       1998                         $126,000      $46,000
       1999                          120,000       12,000
       2000                          106,000       12,000
       2001                          105,000       12,000
       2002 and thereafter           220,000       12,000
                                ------------------------
      Total                         $677,000      $94,000

Rentals paid under leases on branch offices and equipment, respectively, amounted to $85,000 and $45,000 in 1997, $101,000 and $54,000 in 1996 and
$115,000 and $68,000 in 1995.

(9) Deposits:

Deposit balances at December 31, 1997 and 1996 are summarized as follows:
  December 31,                                        1997           1996
--------------------------------------------------------------------------
Demand and other noninterest-
bearing deposits:
  Individuals, partnerships
   and corporations                           $  58,511,000  $  54,899,000
  U.S. Government                                   379,000        693,000
  States and political subdivisions               4,779,000      4,411,000
  Certified, official, travelers
   checks and other                               4,896,000      3,799,000
                                       -----------------------------------

Total demand and other noninterest-
 bearing deposits                                68,565,000     63,802,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations      155,972,000    141,978,000
  Corporations and profit organizations          16,964,000     17,611,000
                                       -----------------------------------
Total savings and passbook accounts             172,936,000    159,589,000
                                       -----------------------------------
Time deposits:
  Individuals, partnerships and
    corporations                                150,900,000    116,364,000
  States and political subdivisions              18,254,000     26,625,000
                                      ------------------------------------
Total time deposits                             169,154,000    142,989,000
                                      ------------------------------------
TOTAL DEPOSITS                                 $410,655,000   $366,380,000
                                      ------------------------------------

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $36,551,000 and $38,333,000 at December 31,
1997 and 1996, respectively.

The maturity distribution of time certificates of deposit as of December 31, 1997 and 1996 follows:
                                        After 3           After 6
                                        Months            Months
                        Within 3        But Within        But Within
                        Months          6 Months          1 Year
 -------------------------------------------------------------------------
  December 31, 1997    $53,785,000     $33,634,000        $44,134,000
  ------------------------------------------------------------------------
  December 31, 1996    $60,553,000     $23,053,000        $25,110,000
 -------------------------------------------------------------------------

                        After 1         After 2
                        Year But        Years But
                        Within          Within
                        2 Years         5 Years           Total
 -------------------------------------------------------------------------
  December 31, 1997     $20,747,000     $16,854,000      $169,154,000
 -------------------------------------------------------------------------
  December 31, 1996     $22,707,000     $11,566,000      $142,989,000
 -------------------------------------------------------------------------

END PUBLISHED PAGE 17

(10) Short-Term Borrowings:

Information relating to short-term borrowings for the years ended December 31, 1997 and 1996 follows:

December 31,                          1997          1996           1995
--------------------------------------------------------------------------
 Securities sold under repurchase agreements and other short-term borrowings
  At December 31:
    Outstanding                   $26,750,000   $23,386,000    $24,148,000
    Interest rate                    6.03%         4.22%          4.98%
  Average for the period:
    Outstanding                   $23,885,000   $21,465,000    $22,864,000
    Interest rate                    4.74%         4.75%          4.85%
  Maximum month-end outstanding   $36,938,000   $34,076,000    $29,121,000
Line of credit
  At December 31
    Outstanding                   $ 2,200,000        N/A           N/A
    Interest rate                    6.40%           N/A           N/A
  Average for the period:
    Outstanding                   $ 1,422,000        N/A           N/A
    Interest rate                    6.51%           N/A           N/A
  Maximum month-end outstanding   $ 2,400,000        N/A           N/A
--------------------------------------------------------------------------

In May of 1997, the Corporation obtained a $4,100,000 line of credit from a commercial bank to fund the purchase of Treasury Stock. The interest rate was based upon the current Eurodollar rate plus fifty basis points and is adjustable every six months. Interest is payable on a quarterly basis.

The outstanding balance of the line is collateralized with $3,000,000 of U.S. Treasury securities. The line of credit expires in May of 1998 and is renewable.

(11) Federal Home Loan Bank Advances:

Lorain National Bank is a voluntary member of the Federal Home Loan Bank of Cincinnati (FHLB). Advances from the FHLB with maturities and fixed interest rates thereon at December 31, 1997 and 1996 are as follows:
  Maturity             Interest Rate        1997          1996
  ---------------------------------------------------------------
  2001                      6.85%        $  360,000    $  360,000
  2001                      6.25%           735,000       735,000
  2002                      6.31%           950,000           -0-
                                      ---------------------------
  Total                                  $2,045,000    $1,095,000
                                      ---------------------------

The Bank maintains a $15,000,000 line of credit with the FHLB which matures on September 10, 1998.

At December 31, 1997, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, with a carrying value of $1,722,000, and qualified mortgage loans totaling $3,068,000. At December 31, 1997, Lorain National Bank was approved for $34,450,000 of FHLB advances, based upon the carrying value of FHLB stock owned by the Bank.

(12) Commitments, Credit Risk, and Contingencies:

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


END PUBLISHED PAGE 18

(12) Commitments, Credit Risk, and Contingencies continued:

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the applicant. Collateral held is generally single-family residential real estate, and commercial real estate. Substantially all of the obligation to extend credit are variable rate commitments. The Corporation's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk at December 31, 1997 and 1996 was:

                                              1997              1996
                                       -------------------------------

     Commitments to extend credit         $49,487,000       $44,518,000
     Credit card arrangements              17,394,000        17,380,000
     Standby letters of credit              1,825,000         1,686,000
                                         -------------------------------
        Total                             $68,706,000       $63,584,000
                                         -------------------------------

Most of the Bank's business activity is with customers located within the Bank's defined market area. As of December 31, 1997, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

The nature of the Corporation's business results in a certain amount of litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and Lorain National Bank, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation's financial position.

(13) Federal Income Taxes:

The following presents a reconciliation of the total Federal income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34 percent to income before Federal income taxes.

  Years ended December 31,              1997           1996           1995
 -------------------------------------------------------------------------
Computed "expected" tax expense  $3,343,000     $2,976,000     $2,495,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions      (60,000)       (89,000)      (162,000)
   Other, net                        67,000         13,000          3,000
                            ---------------------------------------------
TOTAL FEDERAL INCOME TAXES       $3,350,000     $2,900,000     $2,336,000
                            ---------------------------------------------

At December 31, 1997 and 1996, the net deferred Federal tax assets were $675,000, and $712,000, respectively of which $(43,000) and $(27,000) of deferred tax (liability), respectively, is included in unrealized gain on securities available for sale. Net deferred Federal tax assets are included in Other assets on the Consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                                         1997         1996
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for possible loan losses               $  974,000   $  956,000
  Deferred compensation                             177,000      127,000
  Accrued vacation payable                          131,000      135,000
  Intangible Asset Amortization                       6,000          -0-
  Other, net                                          7,000        2,000
                                    ------------------------------------
Total deferred Federal tax assets                 1,295,000    1,220,000

Deferred Federal tax liabilities:
  Bank premises and equipment depreciation         (361,000)    (265,000)
  Deferred charges                                 (114,000)    (168,000)
  FHLB stock dividends                              (63,000)     (25,000)
  Unrealized gain on securities available for sale  (43,000)     (27,000)
  Prepaid pension expense                           (11,000)     (15,000)
  Accrued loan fees and costs                       (28,000)      (8,000)
                                    -------------------------------------
Total deferred Federal tax liabilities             (620,000)    (508,000)
                                    -------------------------------------
NET DEFERRED FEDERAL TAX ASSETS                   $ 675,000    $ 712,000
                                    -------------------------------------
END PUBLISHED PAGE 19

(14) Shareholders' Equity and Regulatory Capital:

On April 15, 1997, the Corporation distributed a 2% stock dividend recorded at the per share fair market value at the declaration date. As a result of the stock dividend, common stock issued increased by 82,790 shares.

On May 20, 1997, the Board of Directors authorized the repurchase of up to 100,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other Corporate purposes. LNB Bancorp Inc. purchased 97,996 shares of stock under this plan during the year ended December 31, 1997. During 1997, no shares were issued out of Treasury Stock.

The Board of Directors adopted a dividend reinvestment plan on November 18, 1997. The plan allows shareholders to elect to use their quarterly cash dividends to purchase shares of LNB Bancorp, Inc. common stock. Additionally, cash can be contributed directly to the plan for the purchase of shares of common stock with a quarterly limit of $5,000.

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two year's retained earnings. At December 31, 1997, approximately $1,193,000 of the Bank's retained earnings were available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

The prompt corrective action regulations provide for five categories which in declining order are: "well capitalized", "adequately capitalized", undercapitalized", "significantly undercapitalized", and "critically undercapitalized." To be considered "well capitalized", an institution must generally have a leverage capital ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent. At December 31, 1997, and 1996, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

As of March 31, 1997, the most recent notification from the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category. An analysis of the Corporation's and Bank's risk-based capital position at December 31, 1997 and 1996 and regulatory capital requirements follows:

Analysis of Lorain National Bank and LNB Bancorp, Inc.'s Regulatory Capital and Regulatory Capital Requirements

                                  Minimum Required        Minimum Required
                         Actual    To Be Well Capitalized          Capital
--------------------------------------------------------------------------
(amounts in thousands)
                   Amount    Ratio     Amount    Ratio     Amount    Ratio
--------------------------------------------------------------------------
1997
Total capital (to risk weighted assets)
  Consolidated
                   $43,529   14.34%    $30,391   10.0%     $24,313    8.0%
  Bank             $40,788   13.81%    $29,631   10.0%     $23,704    8.0%
Tier 1 capital (to risk weighted assets)
  Consolidated
                   $39,801   13.11%    $18,235    6.0%      $12,157   4.0%
  Bank             $29,090    9.85%    $17,778    6.0%      $11,852   4.0%
Tier 1 capital (to average assets)
  Consolidated
                   $39,801    8.65%    $15,196    5.0%      $12,157   4.0%
  Bank             $29,090    6.39%    $14,815    5.0%      $11,852   4.0%

1996
Total capital (to risk weighted assets)
  Consolidated
                   $47,462   18.18%    $26,186   10.0%      $20,949   8.0%
  Bank             $42,216   16.70%    $25,375   10.0%      $20,300   8.0%
Tier 1 capital (to risk weighted assets)
  Consolidated
                   $44,189   16.93%    $15,711    6.0%      $10,474   4.0%
  Bank             $31,044   12.28%    $15,225    6.0%      $10,150   4.0%
Tier 1 capital (to average assets)
  Consolidated
                   $44,189   10.36%    $13,093    5.0%      $10,474   4.0%
  Bank             $31,044    7.38%    $12,687    5.0%      $10,150   4.0%


END PUBLISHED PAGE 20

(15)Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary.

Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets
ASSETS:
December 31,                                         1997           1996
--------------------------------------------------------------------------
Cash                                            $   948,000    $   831,000
Interest bearing instruments                        134,000        103,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                         34,287,000     31,097,000
Securities available for sale                     4,638,000      4,864,000
Equity securities                                     7,000            -0-
Notes receivable - subsidiary                     8,000,000      8,000,000
Accrued interest receivable                         110,000         66,000
Other assets                                          4,000         23,000
                                       -----------------------------------
Totals                                          $48,128,000    $44,984,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
December 31,                                         1997           1996
--------------------------------------------------------------------------
Dividends payable                                $  907,000     $ 786,000
Other liabilities                                    36,000           -0-
Line of credit                                    2,200,000           -0-

Shareholders' equity:
 Common stock, $1.00 par                          4,222,000      4,138,000
 Additional capital                              22,599,000     20,178,000
 Retained earnings                               20,937,000     19,873,000
 Net unrealized gain on securities
   available for sale, net of tax                    70,000          9,000
Treasury stock at cost                           (2,843,000)           -0-
                                       -----------------------------------
Total shareholders' equity                       44,985,000     44,198,000
                                       -----------------------------------
Totals                                          $48,128 000    $44,984,000
                                       -----------------------------------
Condensed Statements of Income
Years ended December 31,             1997           1996           1995
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary   $ 2,934,000    $10,509,000     $2,094,000
Interest and other income            807,000        258,000        235,000
                            ----------------------------------------------
                                   3,741,000     10,767,000      2,329,000
EXPENSES:
Other expenses                       218,000         70,000         92,000
                            ----------------------------------------------

Income before Federal income
 taxes and equity in undistributed
 net income of subsidiary          3,523,000     10,697,000      2,237,000
Federal income tax expense           201,000         63,000         49,000
Equity in undistributed net
 income of subsidiary (1)          3,160,000     (4,782,000)     2,815,000
                            ----------------------------------------------

NET INCOME                       $ 6,482,000     $5,852,000     $5,003,000
                            ----------------------------------------------
(1) Amount in parentheses represents the excess of dividends declared over net income of subsidiary.

Condensed Statements of Cash Flows
Years ended December 31,              1997           1996          1995
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary        $ 2,934,000    $10,509,000     $2,094,000
Other, net                           399,000        107,000         77,000
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              3,333,000     10,616,000      2,171,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 securities available for sale       467,000        965,000            -0-
Proceeds from maturities of
 investment securities                   -0-            -0-        470,000
Purchases of securities
 available for sale                 (217,000)    (1,127,000)   (1,034,000)
Cash paid on line of credit         (200,000)           -0-            -0-
Advance to subsidiary                    -0-     (8,000,000)           -0-
Proceeds from line of credit       2,400,000            -0-            -0-
Purchase of Treasury Stock        (2,843.000)           -0-            -0-
Proceeds from exercise of
 stock options                        21,000        179,000       278,000
 Dividends paid                    (2,813,000)    (2,452,000)   (2,073,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
AND FINANCING ACTIVITIES        ( 3,815,000)   (10,435,000)    (2,359,000)
                              --------------------------------------------
NET INCREASE (DECREASE)IN
 CASH AND CASH EQUIVALENTS           148,000        181,000      (188,000)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   934,000        753,000        941,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $ 1,082,000      $ 934,000      $ 753,000
                             ---------------------------------------------
END OF PUBLISHED PAGE 21

(16) Retirement Plan:

The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's policy is to fund the pension plan according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The net periodic pension costs charged to other expenses amounted to $39,000 in 1997, $55,000 in 1996 and $92,000 in 1995. At December 31, 1997
there were 273 participants in the plan. An analysis of net periodic pension cost for 1997, 1996 and 1995 is presented below.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 6.50% and 5.50%, respectively for 1997 and was 6.50% and 5.00%, respectively for 1996 and 1995. The expected long-term rate of return on assets was 8.50% for 1997, 1996 and 1995.

An analysis which sets forth the plan's funded status and prepaid
(accrued) pension liability as reported in the Corporations financial statements at December 31, 1997 and 1996 is also presented below.

Components of Net Periodic
Pension Cost:                         1997           1996           1995
-------------------------------------------------------------------------
Service cost                      $ 278,000      $ 257,000      $ 184,000
Interest cost of projected
 benefit obligation                 469,000        435,000        466,000
Actual return on plan assets     (1,626,000)    (1,097,000)    (1,410,000)
Net total of other components       918,000        460,000        852,000
                             ---------------------------------------------
Net periodic pension cost          $ 39,000       $ 55,000       $ 92,000
                             ---------------------------------------------
Actuarial Present Value of Benefit Obligations:      1997           1996
--------------------------------------------------------------------------
Accumulated benefit obligations including
 vested benefits of $(5,550,000) in 1997
 and $(5,433,000) in 1996                      $(5,518,000)   $(5,455,000)
                                       -----------------------------------
Projected benefit obligation                   $(7,951,000)   $(7,025,000)
Plan assets at market value, primarily
  U. S. Government securities and
  investments in bond and equity funds           8,772,000      7,666,000
                                       -----------------------------------
Plan assets in excess of projected
  benefit obligations                              821,000        641,000
Unrecognized net (gains) losses
  subsequent to transition                        (472,000)      (220,000)
Unrecognized prior service cost                   (260,000)      (294,000)
Unrecognized net assets, being recognized
 over employees' average remaining
 service life                                      (56,000)       (87,000)
                                       -----------------------------------
Prepaid (accrued) pension liability            $    33,000    $    40,000
                                       -----------------------------------

(17) Stock Option Plan:

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its incentive stock options in the financial statements. There were no stock options granted or available for granting under any of the Corporation's Incentive Stock Option Plans during 1997, 1996 and 1995. Additionally, no stock-based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), was generated under any of the Corporation's other stock-based benefit plans during the same period. Therefore the Corporation has no additional compensation to report under SFAS No. 123, for the years ended December 31, 1997, 1996 and 1995.

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

There were no new options granted or forfeitures in the three year period ended December 31, 1997. All stock option shares granted are vested.
 Stock options exercised were 1,071, 18,307 and 36,601 shares in 1997, 1996 and 1995, respectively.

An analysis of the status of the stock option plans as of December 31, 1997 follows:
  Plan Year                                  1985          1982
  ----------------------------------------------------------------
  Options outstanding:
    Total                                   17,032         9,961
    Vested                                  17,032         9,961
  Options available
    for granting                               -0-           -0-
  Exercise price                            $19.60        $14.64
  -----------------------------------------------------------------


END PUBLISHED PAGE 22

(18) Employee Stock Ownership Plan:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $400,000, $400,000 and $360,000 in 1997, 1996, and 1995, respectively. At December 31, 1997 there were 263 participants in the plan.

Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment. Therefore, it is anticipated that the ESOP will acquire additional Corporation common stock, at fair market value, in future years.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

  Years ended December 31,        1997             1996            1995
 -------------------------------------------------------------------------
  Cash dividend income         $   89,000       $   62,000      $   44,000
  Stock dividend/split
    shares                          2,226            1,865          13,845
  Shares purchased                 20,628           22,542          18,958
  Shares distributed                2,307            4,246           3,420
  Year end holdings:
    Shares                        127,557          107,010          86,849
    Market value               $3,540,000       $3,103,000      $2,388,000
    As a percentage of
      total plan assets            89.7%            86.0%            68.6%
--------------------------------------------------------------------------

(19) Stock Purchase Plan:

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

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $123,000, $110,000 and $105,000 in 1997, 1996 and 1995, respectively. At December
31, 1997, there were 219 participants in the plan.

Transactions by the Stock Purchase Plan, relating to the activity in the Corporation's common stock are summarized below:

  Years ended December 31,        1997             1996            1995
 -------------------------------------------------------------------------
  Cash dividend income         $   88,000       $   76,000      $   66,000
  Stock dividend/split
    shares                          2,467            2,427          25,537
  Shares purchased                 11,893           19,447           5,552
  Shares distributed               17,288           13,394          21,238
  Year end holdings:
    Shares                        124,822          127,750         119,270
    Market value               $3,465,000       $3,705,000      $3,280,000
    As a percentage of
      total plan assets          99.1%            99.8%           90.8%
 -------------------------------------------------------------------------

(20) Recent Accounting and Regulatory Pronouncements:

The Financial Accounting Standards Board, the Federal government and Federal regulators have issued several pronouncements and legislation which are or will be impacting the Corporation. These pronouncements are briefly discussed on page 35 of this report.


Five assorted photographs

END PUBLISHED PAGE 23

(21) Estimated Fair Value of Financial Instruments:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold and other interest bearing instruments and Accrued interest, accounts receivable and other financial assets:
For these short-term financial instruments, the carrying value is a reasonable estimate of fair value.

Securities:
The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

Portfolio loans, net and loans available for sale, net:
For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair market value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Corporation's financial instruments at December 31, 1997 and 1996 are summarized as follows:

  December 31,                 1997                         1996
 -------------------------------------------------------------------------
                       Carrying    Estimated      Carrying    Estimated
                        Value      Fair Value      Value      Fair Value
 -------------------------------------------------------------------------
Financial assets:
 Cash and due from banks and Federal
  funds sold and other
  interest bearing  $ 24,407,000  $ 24,407,000  $ 18,993,000  $ 18,993,000
  instruments       ============  ============  ============  ============
 Securities         $115,374,000  $116,197,000  $104,960,000  $105,639,000
                    ============  ============  ============  ============
 Portfolio loans,
  net               $315,498,000  $315,746,000  $286,017,000  $285,977,000
                    ============  ============  ============  ============
 Loans available
  for sale, net     $ 11,365,000  $ 11,365,000  $ 11,940,000  $ 11,940,000
                    ============  ============  ============  ============
 Accrued interest, accounts receivable
 and other financial
 assets             $  5,819,000  $  5,819,000  $  3,965,000  $  3,965,000
                    ============  ============  ============  ============
Financial liabilities:
 Deposits:
 Demand deposits, savings accounts
 and money market
 deposits           $241,501,000  $241,501,000  $223,391,000  $223,391,000
Certificates of      169,154,000   169,838,000   142,989,000   143,569,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $410,655,000  $411,339,000  $366,380,000  $366,960,000
                    ============  ============  ============  ============
Securities sold under repurchase agree-
 ments and other short-term
 borrowings         $ 28,950,000  $ 28,950,000  $ 23,386,000  $ 23,386,000
                    ============  ============  ============  ============
Federal Home Loan
 Bank advances      $  2,045,000  $  2,057,000  $  1,095,000   $ 1,103,000
                    ============  ============  ============  ============

Accrued interest payable and
 other financial    $  3,167,000  $  3,167,000  $  2,849,000  $  2,849,000
liabilities        ============  ============  ============  ============

  END PUBLISHED PAGE 24

                                                      Report of Management

To The Shareholders of LNB Bancorp, Inc.     January 26, 1998

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

/s/ James F. Kidd                     /s/ Gregory D. Friedman

James F. Kidd                         Gregory D. Friedman
President and                         Senior Vice President,
Chief Executive Officer               Chief Operating Officer and
                                      Chief Financial Officer

                                              Independent Auditors' Report

The Board of Directors
LNB Bancorp, Inc.


  We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Cleveland, Ohio
January 27, 1998

END PUBLISHED PAGE 25

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                     1997           1996           1995
--------------------------------------------------------------------------
Total interest income            $35,156,000    $32,470,000    $31,111,000
Total interest expense            12,990,000     11,478,000     11,636,000
                             ---------------------------------------------
 Net interest income              22,166,000     20,992,000     19,475,000
Provision for possible
 loan losses                         750,000        600,000        400,000
Other income                       5,803,000      4,926,000      4,287,000
Gains (losses) from sales
 of securities                           -0-         (1,000)           -0-
Other expense                     17,387,000     16,565,000     16,023,000
                             ---------------------------------------------
Income before Federal
 income taxes                      9,832,000      8,752,000      7,339,000
Federal income taxes               3,350,000      2,900,000      2,336,000
                             ---------------------------------------------
NET INCOME                       $ 6,482,000    $ 5,852,000    $ 5,003,000
                             ---------------------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1997           1996           1995
--------------------------------------------------------------------------
Cash and cash equivalents       $ 24,407,000   $ 18,993,000   $ 27,530,000
Securities                       115,374,000    104,960,000    104,566,000
Net loans                        326,863,000    297,957,000    272,491,000
Other assets                      23,573,000     16,333,000     17,016,000
                             ---------------------------------------------
TOTAL ASSETS                    $490,217,000   $438,243,000   $421,603,000
                             ---------------------------------------------
Total deposits                  $410,655,000   $366,380,000   $353,455,000
Other borrowings                  30,995,000     24,481,000     24,148,000
Other liabilities                  3,582,000      3,184,000      3,209,000
                             ---------------------------------------------
Total liabilities                445,232,000    394,045,000    380,812,000
                             ---------------------------------------------
Total shareholders' equity        44,985,000     44,198,000     40,791,000
                             ---------------------------------------------
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY        $490,217,000   $438,243,000   $421,603,000
                             ---------------------------------------------
PER SHARE DATA
                                      1997           1996           1995
--------------------------------------------------------------------------
Basic earnings(2)                     $ 1.56         $ 1.39         $ 1.20
Cash dividends(1)                     $  .71         $  .62         $  .52
Book value per share(1)               $10.91         $10.47         $ 9.71
Cash dividends declared           $2,934,000     $2,591,000     $2,175,000
Shares outstanding at end
 of year(1)                        4,124,379      4,221,304      4,202,537
--------------------------------------------------------------------------

  FINANCIAL RATIOS
                                      1997            1996           1995
--------------------------------------------------------------------------
Net interest margin(3)                 5.20%           5.33%         5.14%
Return on assets(4)                    1.41            1.37          1.21
Return on shareholders' equity(4)     14.51           13.70         12.72

Shareholders' equity to assets(4)      9.71           10.01          9.55

Cash dividends to net income          45.26           44.28         43.47
Gross loans to deposits               80.61           82.45          78.23
Allowance for loan losses to
 total loans                           1.26            1.36          1.45
Non-performing loans to total loans     .27             .37           .53
Net loans to equity                    7.27            6.74          6.68
Deposits to equity                     9.13            8.29          8.67
--------------------------------------------------------------------------
Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31,
                                                    1994           1993
--------------------------------------------------------------------------
Total interest income                           $26,830,000    $25,892,000
Total interest expense                            8,572,000      8,540,000
                                            ------------------------------
 Net interest income                             18,258,000     17,352,000
Provision for possible
 loan losses                                        400,000        500,000
Other income                                      4,064,000      3,818,000
Gains (losses) from sales
 of securities                                       70,000        191,000
Other expense                                    15,679,000     15,017,000
                                            ------------------------------
Income before Federal
 income taxes                                     6,313,000      5,844,000
Federal income taxes                              1,881,000      1,815,000
                                            ------------------------------
NET INCOME                                      $ 4,432,000    $ 4,029,000
                                            ------------------------------

CONDENSED BALANCE SHEETS - DECEMBER 31,             1994           1993
--------------------------------------------------------------------------
Cash and cash equivalents                      $ 21,275,000   $ 21,276,000
Securities                                       99,524,000    103,086,000
Net loans                                       257,975,000    242,043,000
Other assets                                     16,081,000     13,211,000
                                            ------------------------------
TOTAL ASSETS                                   $394,855,000   $379,616,000
                                            ------------------------------
Total deposits                                 $335,219,000   $321,012,000
Other borrowings                                 19,171,000     19,400,000
Other liabilities                                 2,954,000      4,144,000
                                            ------------------------------
Total liabilities                               357,344,000    344,556,000
                                            ------------------------------
Total shareholders' equity                       37,511,000     35,060,000
                                            ------------------------------

TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY                       $394,855,000   $379,616,000
                                            ------------------------------
PER SHARE DATA                                      1994           1993
--------------------------------------------------------------------------
Basic earnings(2)                                    $ 1.05         $  .96
Cash dividends(1)                                    $  .46         $  .42
Book value per share(1)                              $ 9.01         $ 8.45
Cash dividends declared                          $1,905,000     $1,725,000
Shares outstanding at end of year(1)              4,161,670      4,149,490
--------------------------------------------------------------------------

FINANCIAL RATIOS
                                                     1994           1993
--------------------------------------------------------------------------
Net interest margin(3)                                5.09%          5.10%
Return on assets(4)                                   1.13           1.08
Return on shareholders' equity(4)                    12.16          11.90
Shareholders' equity to assets(4)                     9.31           9.11
Cash dividends to net income                         42.98          42.81
Gross loans to deposits                              78.10          76.56
Allowance for loan losses to total loans              1.46           1.51
Non-performing loans to total loans                    .29            .52
Net loans to equity                                   6.88           6.90
Deposits to equity                                    9.47           9.16
 -------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997 and 1996, the five-for-four stock split in 1995 and 1993, and the 3 percent stock dividend in 1994.
(2) Basic earnings per share is computed using the weighted average number of shares outstanding during each year.
(3) Tax Equivalent Basis.
(4) Ratios based on average annual balances.

END PUBLISHED PAGE 26

Management's Discussion & Analysis

Introduction:
  The following is management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 1997 Annual Report to Shareholders.
  On September 15, 1997, Lorain National Bank (the Bank), a wholly-owned subsidiary of LNB Bancorp, Inc., Lorain, Ohio, purchased and assumed $45.3 million in deposits and other liabilities of three branch offices, located in Lorain County, from KeyBank National Association (KeyBank), headquartered in Cleveland, Ohio. In addition to the deposits assumed, Lorain National Bank also acquired approximately $26.6 million in cash and $0.4 million in premises and equipment, and $18.3 million in consumer and commercial loans. Two of the banking offices acquired by the Lorain National Bank, located in Lorain County, are being operated as part of the Bank's branch office network. The third branch office located at 383 Broadway, Lorain, Ohio was closed on November 14, 1997 and then merged into our Main Office at 457 Broadway, Lorain, Ohio. Management believes that the purchase will enhance the Bank's long-term profitability and has projected a positive impact on net income of approximately $450,000 for the 1998 fiscal year.

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

Earnings Summary:
  LNB Bancorp, Inc.'s consolidated 1997 net income reached a record high of $6,482,000, compared to $5,852,000 in 1996 and $5,003,000 in 1995. Net income for 1997 and 1996 was favorably affected by an increase in net interest income and increased noninterest income. Net income in 1997, 1996 and 1995 was favorably affected by reductions in FDIC Deposit Insurance Premiums.
  Basic earnings per share totaled $1.56 for 1997 compared to $1.39 for 1996 and $1.20 for 1995. Prior period earnings per share data have been restated to reflect the 2% stock dividend in 1997 and 1996 and the five-for-four stock split in 1995. The return on assets, a measure of profitability, increased to 1.41% in 1997 from 1.37% in 1996 and 1.21% in 1995. Return on average shareholders' equity measures how profitable the shareholders' invested capital is employed. Return on average equity was 14.51% for 1997 compared to 13.70% and 12.72% in 1996 and 1995.

EARNINGS PER SHARE dollars
(An Earnings Per Share graph follows in printed version with earnings percent on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON ASSETS percent
(A Return On Assets graph follows in printed version with return percent on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON EQUITY percent
(A Return On Equity graph follows in printed version with return percent on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                Earnings Per Share   Return on Assets   Return on Equity
       Year             Dollars             Percent           Percent

       1997              $1.56               1.41%             14.52%
       1996              $1.39               1.37%             13.70%
       1995              $1.20               1.21%             12.72%
       1994              $1.05               1.13%             12.16%
       1993              $0.96               1.08%             11.90%


*Adjusted for stock dividends and splits





END PUBLISHED PAGE 27

Net Interest Income:
  Net interest income, the difference between interest and loan fee income on earnings assets and the interest paid on deposits and borrowed funds,is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent
(FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.
  Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and shareholders' equity and the growth in earning assets. In addition, net interest income is affected not only by management's asset/liability strategies to alter the volume and mix of earning assets and sources of funds, but also such external factors as economic conditions and credit demand. A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on the next page. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.
  Net interest income (FTE) in 1997 increased by $1,136,000 from $21,100,000 in 1996 to $22,236,000 in 1997. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds increased from 3.58% in 1996 to 3.71% in 1997, or a total of 13 basis points. During the same period, the yield on earning assets increased 1 basis point to 8.24% in 1997, compared to 8.23% in 1996, resulting in a decrease in the net yield on earning assets by 12 basis points in 1997. The increase in net interest income resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest income increased from 1996 to 1997 from increases in
volumes, which was partially offset by changes in rates.   Net interest
income (FTE) increased by $1,426,000 in 1996 from $19,674,000 in 1995 to
$21,100,000 in 1996. Net interest income in 1996 was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds decreased from 3.71% in 1995 to 3.58% in 1996, or a total of 13 basis points. During the same period, the yield on earning assets increased 4 basis points to 8.23% in 1996, compared to 8.19% in 1995, resulting in an increase in the net yield on earning assets by 17 basis points in 1996.

  The net yield on earning assets in 1997 was 5.20% compared to 5.33% in 1996 and 5.14% in 1995. This relatively constant yield reflects the fact that the Corporations's portfolio of earning assets and interest bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition and regulation.

Results from Operations:
  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was relatively constant, increasing from 79.6% in 1996 to 80.3% in 1997.
  Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, decreased from 20.4% in 1996 to 19.7% in 1997. This decrease results from a lower growth rate in the average balance in the security portfolio and Federal funds from 1996 to 1997, as compared to the growth rate of the loan portfolio from 1996 through 1997.
  The cost of interest bearing liabilities in 1997 was $12,990,000 compared to $11,478,000 and $11,636,000 in 1996 and 1995, respectively.
The unfavorable impact of increases in rates plus increases in volume caused interest expense to increase from 1996 through 1997. The favorable impact of decreases in deposit rates plus increases in volume caused interest expense to decrease from 1995 to 1996. Repricing of interest bearing liabilities from 1995 through 1996 resulted in a significant net favorable change in interest expense in 1996.
  Total other income in 1997 increased to $5,803,000 compared to $4,925,000 in 1996 for an increase of $878,000. This increase results from increases from Trust Division income of $198,000, increases in service charges on deposit accounts of $240,000, and increases in other service charges of $446,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other charges is the result of pricing increases in credit card and merchant fees and ATM fees. Total other income in 1996 increased by $638,000 to $4,925,000 as compared to 1995. This increase resulted from increases in Trust division income of $57,000 and service charges of $543,000.
  Total other expenses increased 5.0% in 1997 compared to 1996 after a 3.4% increase for 1996 compared to 1995. A significant portion of the increases in 1997 and 1996 were the result of the effects of inflation on salaries and benefits plus increases in furniture and equipment expenses. Total other expenses in 1997 also increased due to the impact of the cost of acquisition of KeyBank branches. Total other expenses in 1996 were also affected by decreases in FDIC Deposit Insurance Premiums.
  The effective tax rate of the Corporation was 34.1%, 33.1%, and 31.8% in 1997, 1996, and 1995, respectively. The increase in the effective tax rate in 1997 and 1996 was primarily due to lower levels of tax-exempt interest income. A detailed analysis of Federal income taxes is presented on page 19.
  The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major

END PUBLISHED PAGE 28

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

December 31, 1997
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                              --------------------------------------------
ASSETS:
  Securities                       $106,938        $ 6,590          6.16%
  Securities-tax exempt               2,922            200          6.84
  Federal funds sold and other
   interest-bearing instruments       2,579            145          5.62
  Commercial loans                  116,289         11,162          9.60
  Commercial loans - tax exempt         760             68          8.95
  Mortgage loans                    141,642         11,158          7.88
  Consumer loans                     56,524          5,903         10.44
                            ----------------------------------------------
   TOTAL EARNING ASSETS             427,654         35,226          8.24%
                            ----------------------------------------------
  Reserve for possible loan losses   (4,217)
  Cash and due from banks            18,195
  Other assets                       18,635
                            ----------------------------------------------
   TOTAL ASSETS                    $460,267
                           -----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $158,789        $ 8,402          5.29%
  Savings deposits                   96,708          2,130          2.20
  Interest-bearing demand            68,386          1,151          1.68
  Short-term borrowings              25,307          1,224          4.84
  Long-term borrowings                1,225             83          6.78
                            ----------------------------------------------
   TOTAL INTEREST-                  350,415         12,990          3.71%
    BEARING LIABILITIES       --------------------------------------------
  Noninterest-bearing deposits       62,040
  Other liabilities                   3,124
  Shareholders' equity               44,688
                             ---------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $460,267
                             ---------------------------------------------
  NET INTEREST INCOME (FTE)                        $22,236
  Taxable equivalent adjustment                        (70)
                             ---------------------------------------------
  NET INTEREST INCOME PER
    FINANCIAL STATEMENTS                           $22,166
                             ---------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.20%
                             ---------------------------------------------

                            Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

  December 31, 1996
--------------------------------------------------------------------------
(Dollars in Thousands)              Balance         Interest         Rate
                           ----------------------------------------------
  ASSETS:
  Securities                       $ 98,661        $ 6,056          6.14%
  Securities-tax exempt               4,312            313          7.26
  Federal funds sold and other
   interest-bearing instruments       4,916            276          5.61
  Commercial loans                  108,750         10,327          9.50
  Commercial loans-tax exempt           929             82          8.83
  Mortgage loans                    130,026         10,369          7.97
  Consumer loans                     48,104          5,155         10.72
                            ----------------------------------------------
   TOTAL EARNING ASSETS             395,698         32,578          8.23%
                            ----------------------------------------------
  Reserve for possible loan losses   (4,043)
  Cash and due from banks            17,794
  Other assets                       17,173
                            ----------------------------------------------
   TOTAL ASSETS                    $426,622
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $139,028        $ 7,302          5.25%
  Savings deposits                   92,570          2,041          2.20
  Interest-bearing demand            67,633          1,162          1.72
  Short-term borrowings              21,465            954          4.47
  Long-term borrowings                  291             19          6.53
                            ----------------------------------------------
   TOTAL INTEREST-                  320,987         11,478          3.58%
    BEARING LIABILITIES
                            ----------------------------------------------
    Noninterest-bearing deposits       58,989
  Other liabilities                   3,944
  Shareholders' equity               42,702
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $426,622
                            ----------------------------------------------
  NET INTEREST INCOME(FTE)                         $21,100
  Taxable equivalent adjustment                       (108)
                            ----------------------------------------------
  NET INTEREST INCOME PER
    FINANCIAL STATEMENTS                           $20,992
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.33%
                            ----------------------------------------------

                             Condensed Consolidated Average Balance Sheets Fully-Tax Equivalent (FTE) Interest Rate and Interest Differential

  December 31, 1995
--------------------------------------------------------------------------
  (Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
  ASSETS:
  Securities                       $ 97,242        $ 5,532          5.69%
  Securities-tax exempt               8,025            623          7.76
  Federal funds sold and other
   interest-bearing instruments       5,143            300          5.83
  Commercial loans                  105,277         10,233          9.72
  Commercial loans - tax exempt       1,094            103          9.41
  Mortgage loans                    120,788          9,638          7.98
  Consumer loans                     44,852          4,881         10.88
                            ----------------------------------------------
   TOTAL EARNING ASSETS             382,421         31,310          8.19%
                            ----------------------------------------------
  Reserve for possible loan losses   (3,956)
  Cash and due from banks            16,277
  Other assets                       17,060
                            ----------------------------------------------

   TOTAL ASSETS                     $411,802
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $127,013        $ 7,013          5.52%
  Savings deposits                   93,809          2,133          2.27
  Interest-bearing demand            70,224          1,383          1.97
  Short-term borrowings              22,864          1,107          4.84
  Long-term borrowings                  -0-            -0-           -0-
                            ----------------------------------------------
   TOTAL INTEREST-                  313,910         11,636          3.71%
    BEARING LIABILITIES
                             ---------------------------------------------
  Noninterest-bearing deposits       55,456
  Other liabilities                   3,113
  Shareholders' equity               39,323
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $411,802
                            ----------------------------------------------
  NET INTEREST INCOME (FTE)                        $19,674
  Taxable equivalent adjustment                       (199)
                            ----------------------------------------------
  NET INTEREST INCOME PER
     FINANCIAL STATEMENTS                          $19,475
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.14%
                           ----------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent
  Years ended December 31,                    1997 and 1996
 -------------------------------------------------------------------------
 Dollars in Thousands)                  Increase (Decrease) In
                                          Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------
Securities                      $   508           $   26        $    534
Securities-tax exempt              (101)             (12)           (113)
Federal funds sold and other interest
 bearing instruments               (131)             -0-            (131)
Commercial loans                    716              119             835
Commercial loans-tax exempt         (15)               1             (14)
Mortgage loans                      926             (137)            789
Consumer loans                      902             (154)            748
                            ---------------------------------------------
 TOTAL INTEREST INCOME            2,805             (157)          2,648
                            ---------------------------------------------
Certificates of deposit           1,038               62           1,100
Savings deposits                     91               (2)             89
Interest-bearing demand              13              (24)            (11)
Short-term borrowings               171               99             270
Long-term borrowings                 61                3              64
                            ---------------------------------------------
 TOTAL INTEREST EXPENSE           1,374              138           1,512
                            ---------------------------------------------
NET INTEREST INCOME             $ 1,431           $ (295)        $ 1,136
                            ---------------------------------------------

                               Rate/Volume Analysis of Net Interest Income
                                                     Fully-Tax Equivalent
  Years ended December 31,                    1996 and 1995
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                    Volume            Rate          Total
                            ---------------------------------------------
Securities                      $    81           $  443         $  524
Securities-tax exempt              (288)             (22)          (310)
Federal funds sold and  other interest
 bearing instruments                (13)             (11)           (24)
Commercial loans                    338             (244)            94
Commercial loans-tax exempt         (16)              (5)           (21)
Mortgage loans                      737               (6)           731
Consumer loans                      354              (80)           274
                            ---------------------------------------------
 TOTAL INTEREST INCOME            1,193               75          1,268
                            ---------------------------------------------
Certificates of deposit             663             (374)           289
Savings deposits                    (28)             (64)           (92)
Interest-bearing demand             (51)            (170)          (221)
Short-term borrowings               (68)             (85)          (153)
Long-term borrowings                -0-               19             19
                            ---------------------------------------------
   TOTAL INTEREST EXPENSE             516             (674)          (158)
                            ---------------------------------------------
  NET INTEREST INCOME             $   677           $  749        $ 1,426
                            ---------------------------------------------

  END PUBLISHED PAGE 29
expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected quarterly financial data for 1997, 1996 and 1995 is presented on page 36. There were no significant intra-quarter fluctuations except for fourth quarter increases in the provision for possible loan losses in 1996 and 1997. Total interest income and total interest expense increased in the fourth quarter of 1997 due to the September 15, 1997 acquisition of loans and deposits from Key Bank. The increase in other income reflects the realization of annual Trust Division billings which are based on year-end market values.

Provision and Reserve for Possible Loan Losses:
  The reserve for possible loan losses is maintained by management at a level considered adequate to cover possible losses. The amount of the provision for possible loan losses charged to operating expenses is the amount necessary, in the opinion of management, to maintain the reserve for possible loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While management's periodic analysis of the reserve for possible loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
  The reserve for possible loan losses on December 31, 1997, was $4,168,000, or 1.26% of outstanding loans, compared to $4,116,000, or
1.36% at year-end 1996.   The provision for possible loan losses charged
to operating expense was $750,000 and $600,000 in 1997 and 1996, respectively. In addition to meeting management's expectations for adequacy, this level of funding for the reserve also kept the Bank's ratio of the reserve as a percentage of outstanding loans comparable to that of banks of similar size, loan portfolio size and mix and credit philosophies.
  Net charge-offs for 1997 were $698,000, as compared to $486,000 for 1996, while net charge-offs as a percentage of average loans outstanding for 1997 was 0.22%, compared to 0.17% for 1996.
  Non-performing loans at year-end 1997 were $886,000 compared to $1,122,000 at year-end 1996. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status. As of December 31, 1997, 41% of non-performing loans were Commercial Loans, 5% were personal loans and 54% were Residential Mortgage Loans. This compares to 63% for commercial loans and 37% for mortgage loans at year-end 1996. Non-performing loans did not have a material impact on interest income during 1997, 1996 or 1995. The overall quality of the loan portfolio remains high, as the ratio of non-performing loans to total loans decreased from 0.37% at year-end 1996 to 0.27% at year-end 1997.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1997, there were no significant concentrations of credit risk in the loan portfolio. Additional information regarding the loan portfolio is presented on page 16.

Financial Condition:
  The earning assets mix has changed considerably from December 31, 1996 to December 31, 1997. During this period, gross loans increased by $28,958,000 and securities increased by $10,414,000. Increases in loans are primarily funded by growth in deposits, current retained earnings, and reductions in cash and due from banks. The economy showed good growth during 1997 which stimulated loan demand.
  The maturity distribution of debt securities which appears on page 15 of this report, indicates that $103,962,000, or 91.8%, of debt securities mature within the next five year period with $43,032,000, or 38.0% maturing during 1998. At the close of 1997 and 1996 there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $852,000 or 0.7%, at the close of 1997.
  Total deposits held by the Corporation increased $44,275,000 during 1997 compared to an increase of $12,925,000 during 1996. Interest-bearing deposits represented 83.3% and 82.6% of total deposits at December 31, 1997 and 1996, respectively. Noninterest-bearing deposits increased by $4,763,000 while interest-bearing deposits increased by $39,512,000 during 1997. During 1996, noninterest-bearing deposits increased by $3,639,000 while interest-bearing deposits increased by $9,286,000. In both 1997 and 1996, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.
  Total other borrowings, primarily repurchase agreements, increased by $5,564,000 during 1997, following a decrease of $762,000 in 1996. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments.

END PUBLISHED PAGE 30

Capital Resources:
  Total shareholder's equity was $44,985,000 at December 31, 1997 compared to $44,198,000 at December 31, 1996, an increase of $787,000, or 1.8%.
This increase was primarily attributable to net income of $6,482,000, less dividends declared to shareholders of $2,934,000, less the purchase of 97,996 shares of Treasury Stock at a cost of $2,843,000. The book value per share of common stock was $10.91 at year-end 1997 compared to $10.47 at year-end 1996, a 2.0% increase, adjusted for the April 15, 1997, 2% stock dividend.
  Cash dividends declared on the common stock of LNB Bancorp, Inc. during the year ended December 31, 1997 totaled $2,934,000 or $.71 per share. This compared to $2,591,000, or $.62 per share for the year ended December 31, 1996. In addition to the regular fourth quarter dividend of $.17 per share, an EXTRA cash dividend of $.05 per share was declared by the Board of Directors. The 1997 dividends per share represent an increase of 17.0% over the cash dividend declared in 1996. Dividends declared in 1997 represented a payout ratio of 45.3% of net income compared to 44.3% in 1996. In addition to cash dividends declared in 1997, the Board of Directors approved a 2% stock dividend to its shareholders which was paid on April 15, 1997.
  As discussed in Note 14 to the Consolidated Financial Statements, the Corporation's primary source of funds for the payment of dividends is its Bank subsidiary. During December of 1996, the Bank paid an additional $8,000,000 in dividends to the Corporation in order for it to have sufficient equity capital to take advantage of future acquisition opportunities and to pay future dividends. In order for the Bank to fund its balance sheet and remain well capitalized, the Corporation and the Bank entered into a subordinated debt agreement on December 30, 1996 for $8,000,000, payable on January 1, 2007 at an interest rate of 6.80%. The Bank, which is limited by regulation as to the amount of a dividend which can be paid, remains within these regulatory restrictions.
  Under regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency, bank holding companies and banks are required to maintain certain minimum capital ratios in order to be considered "well capitalized." These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Corporation's assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures of unused commitments and letters of credit, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders' equity, exclusive of net unrealized gain (loss) on securities available for sale. Total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for possible loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets. As of December 31, 1997, LNB Bancorp, Inc. had a total risk-based capital ratio of 14.34%, with a Tier 1 capital ratio of 13.11% compared to 18.18% and 16.93%, respectively, at December 31, 1996. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total average assets (unadjusted for risk). On December 31, 1997, LNB Bancorp, Inc.'s leverage ratio was 8.65%, which substantially exceeds the Corporation's minimum regulatory requirement. For additional information on the Corporation and Bank's capital ratios, refer to Note 14, Shareholders Equity on page 20.
  On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $2,500,000 are projected for 1998, including the cost of opening a new full service banking office in the Village of LaGrange.

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with total equity on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

AVERAGE EQUITY TO AVERAGE ASSETS percent
(An Average Equity to Average Assets graph follows in printed version with average equity on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BOOK VALUE PER SHARE dollars
(A Book Value Per Share graph follows in printed version with book value on the x-axis and years 1993 through 1997 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Total Shareholders'     Average Equity to      Book Value
                   Equity              Average Assets        Per Share
    Year     Millions of Dollars          Percent             Dollars

    1997           $45.0                    9.71%              $10.91
    1996           $44.2                   10.01%              $10.47
    1995           $40.8                    9.55%              $ 9.71
    1994           $37.5                    9.31%              $ 9.01
    1993           $35.1                    9.11%              $ 8.45


*Adjusted for stock dividends and splits



END PUBLISHED PAGE 31

Asset/Liability Management:
  The mission of the Asset/Liability Management Committee of Lorain National Bank is to effectively monitor and manage the Bank's exposure to interest rate risk, liquidity risk, and repricing risk and thereby provide the Bank with a stable net interest margin. Asset/liability management is the measurement and analysis of the Bank's exposure to changes in the interest rate environment. The Bank is subject to interest rate risk to the extent its liabilities reprice more rapidly than its assets. The Bank manages this risk on a continuing basis through the use of a number of objectives and strategies as an ongoing part of its strategic financial plan.
  The Bank's Asset/Liability Management Committee, which includes executive and senior management representatives, meets monthly. Objectives include monitoring and methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of net interest income. The Bank's asset and liability management program defined by the Board of Directors is designed to minimize the impact of significant changes in interest rates on net interest income. Strategies include attempting to market variable-rate loans, growth in the consumer loan portfolio which tend to have shorter terms to maturity, match fixed rate commercial loans with Federal Home Loan Bank advances, and utilizing deposit promotions in an effort to extend the term to maturity of its liabilities.
  Management may, at times place greater emphasis on maximizing net interest margin rather than merely concentrating on interest rate risk depending on the relationship between short-and long-term interest rates, market conditions and consumer preference. Management believes that increased net income resulting from a moderate contrast between the maturity of its assets and liabilities can provide high enough returns to justify the increased risk exposure during periods of stable interest rates. The Corporation's net yield on earning assets was 5.20% and 5.33% for the years ended December 31, 1997 and 1996, respectively. The Asset/Liability Management Committee has established limits on the amount of its interest rate risk exposure, however, there can be no assurance that management's efforts to limit interest rate risk will be successful.
  One measure of exposure to interest rate risk is interest rate sensitivity gap analysis. The Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of the interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, with all factors held constant, a negative gap would adversely affect net interest income; while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, with all factors held constant, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.
  The Corporation's one year gap was 4.88% at December 31, 1997, 1.35% at December 31, 1996 and 3.15% at December 31, 1995. The increased level of interest rate risk at December 31, 1997 compared to December 31, 1996, measured under gap analysis, was due to an increase in assets maturing or otherwise repricing in one year or less totaling $42,194,000 (due to an increase in loans and securities repricing during that period) partially offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $25,981,000 (due primarily to an increase in certificates of deposit and short-term borrowings during that period). The reduced level of interest rate risk at December 31, 1996 compared to December 31, 1995, measured under gap analysis, was due to an increase in liabilities maturing or otherwise repricing in one year or less totaling $846,000. The December 31, 1996 increase in liabilities maturing in one year or less was more than offset by a decrease in assets maturing or otherwise repricing during the same period totaling $5,681,000 (due to an increase in loans repricing offset by a decrease in securities repricing during that period). The table on the page 33 sets forth the repricing dates of the Corporation's interest earning assets and interest-bearing liabilities at December 31, 1997 and the interest rate sensitivity "gap" percentages at the dates indicated.




END PUBLISHED PAGE 32

Gap Analysis (Dollars in Thousands)
--------------------------------------------------------------------------
                                         Expected Maturity/Repricing Date
                                       1998      1999      2000      2001
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                      $25,260  $ 8,718   $ 6,462   $ 4,618
Weighted average yield                  9.34%    9.47%     9.42%     9.37%

Variable rate commercial
 and consumer loans                  103,349       23       352
Weighted average yield                  9.74%   10.25%    10.25%

Semi-variable mortgage loans(1)       44,817   26,792     8,442    24,768
Weighted average yield                  7.76%    7.36%     7.82%     7.25%

Variable rate consumer loans          27,857      125       104        26
Weighted average yield                 10.55%    8.58%     8.83%     9.30%

Other semi-variable rate loans(1)      4,991      830       733       331
Weighted average yield                  8.15%    8.60%     8.31%     7.87%

Securities and other(2)               44,876   24,171    25,070     2,510
Weighted average yield                  5.67%    6.47%     5.87%     5.47%
--------------------------------------------------------------------------
   Total interest-earning assets     251,150   60,659    51,163    32,253
--------------------------------------------------------------------------
Certificates of deposit              131,513   20,789     7,416     9,122
Weighted average yield                 5.19%    5.79%     5.89%      6.06%

Savings deposits                      39,640   39,640    19,821
Weighted average yield                  2.22%    2.22%     2.22%

Interest-bearing demand               29,354   29,354    15,127
Weighted average yield                  1.61%    1.61%     1.61%

Short-term borrowings                 28,950
Weighted average yield                  4.89%

Long-term borrowings                                               1,095
Weighted average yield                                              6.62%
-------------------------------------------------------------------------
Total interest-bearing liabilities  229,457    89,783    42,364    10,217
-------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities        21,693   (29,124)    8,799    22,036
Cumulative interest-rate
 sensitive gap                       21,693    (7,431)    1,368    23,404
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1997                    4.88%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1996                    1.35%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1995                    3.15%
--------------------------------------------------------------------------

Gap Analysis (Dollars in Thousands)
-------------------------------------------------------------------------
                               Expected Maturity/Repricing Date     Fair
                                   2002    Thereafter  Total      Value(3)
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                    $ 2,219  $ 7,928   $55,205    $54,621
Weighted average yield                9.07%    8.36%     9.22%

Variable rate commercial
 and consumer loans                                   103,724    103,724
Weighted average yield                                   9.74%

Semi-variable mortgage loans(1)      17,995            132,814    132,447
Weighted average yield                 7.54%              7.56%

Variable rate consumer loans             57             28,169     28,169
Weighted average yield                10.59%             10.53%

Other semi-variable rate loans(1)       310    1,816     9,011      9,050
Weighted average yield                 7.89%    7.76%     8.10%

Securities and other(2)               9,192    9,689   115,508    116,331
Weighted average yield                 6.37%    6.82%     6.03%
-------------------------------------------------------------------------
   Total interest-earning assets     29,773   19,433   444,431    444,342
-------------------------------------------------------------------------
Certificates of deposit                 263       51   169,154    169,838
Weighted average yield                 5.63%    7.98%     5.34%

Savings deposits                                        99,101     99,101
Weighted average yield                                    2.22%

Interest-bearing demand                                  73,835     73,835
Weighted average yield                                     1.61%

Short-term borrowings                                    28,950     28,950
Weighted average yield                                     4.89%

Long-term borrowings                     950              2,045      2,057
Weighted average yield                  6.31%              6.44%
--------------------------------------------------------------------------
   Total interest-bearing liabilities  1,213       51    373,085   373,781
-------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities         28,560   19,382     71,346
Cumulative interest-
 rate sensitive gap                   51,964   71,346

(1)Semi-variable mortgage loans include mortgages in which the loan is fixed for the first three or five years pf the loan and its interest rate is adjustable thereafter.
(2)Securities available for sale are shown at amortized cost.
(3)Fair value of loans are gross of deferred fees and allowance for loan losses.

END PUBLISHED PAGE 33

Liquidity Management:
  Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demands of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.
  On December 31, 1997, cash and cash equivalents equaled $24,407,000 or 5.0% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows on page 10 and arises from operating, investing and financing activities.
  The adjustments to reconcile 1997 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,796,000 and a provision for possible loan losses of $750,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.
  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $47,743,000. Cash used in investing activities resulted from net increases in securities of $10,499,000. Cash used in investing activities included net loan increases of $30,034,000 and purchases of capital and intangible assets of $7,280,000.
  Net cash provided by financing activities was $45,154,000. Cash provided by financing activities included increases in deposits of $44,275,000, increases in securities sold under repurchase agreements and other short-term borrowings of $3,364,000, Federal Home Loan Bank advances of $950,000, line of credit advances of $2,400,000 and proceeds from stock options exercised of $21,000. Cash used by financing activities primarily included the purchase of Treasury Stock in the amount of $2,843,000 and dividends paid of $2,813,000. These cash flows resulted in a $5,414,000 increase in cash and cash equivalents from December 31, 1996 to December 31, 1997.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At year-end, the Bank had available Federal funds facilities in excess of $10,800,000 at three correspondent banks. Additionally, the Bank has a $15,000,000 cash management advance line of credit with the Federal Home Loan Bank of Cincinnati. The internal and external sources of funds for liquidity, in the opinion of management, satisfy the liquidity needs of the Corporation and the Bank.

Five assorted photographs

END PUBLISHED PAGE 34

Impacts of Accounting and Regulatory Pronouncements:
  Corporate management is not aware of any proposed regulations or current recommendations by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

Financial Accounting Standards Board:
  The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 130, "Reporting Comprehensive Income"
Implementation date by the Corporation:
  January 1, 1998
Impact on the Corporation: This Statement provides accounting and reporting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Corporate management believes that adoption of SFAS No. 130 will not have a significant impact on net income, but will increase reporting requirements.

SFAS No. 131, "Disclosures about segments of an Enterprise and Related
  Information"
Implementation date by the Corporation:
  January 1, 1998
Impact on the Corporation: This Statement provides accounting and reporting standards for the way public business are to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Corporate management believes that adoption of SFAS No. 131 will not have a significant impact on net income but will increase disclosure requirements.

  All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1997 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years. However, there is the issue of year 2000 compliance that warrants discussion.

Year 2000 Issue:
  Several of the Corporation's and Bank's regulators including the Security and Exchange Commission, Federal Reserve Board, and the Office of the Comptroller of Currency have issued guidance relative to the management and disclosures for year 2000 issues. A discussion of the year 2000 issue as it relates to the Corporation, the Bank and their customers, suppliers and vendors follows.
  The Corporation has formed a strategic task force to perform a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
  The Corporation has notified its commercial customers of the year 2000 issue and is in contact with its' suppliers and third party vendors.
  The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1997 through 1999 will not exceed $100,000, while 1997 compliance expenses totaled $5,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next two years to have a material effect on the financial position, liquidity or results of operation.
  To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. During 1998, the Corporation will begin testing and validating that these systems are year 2000 compliant. The project completion date for the year 2000 issue is slated for June, 1999.
  This "Year 2000 Computer Problem" creates risk for the Corporation from unforeseen problems in its own computer systems and from third parties with whom the Corporation deals on financial transactions. Such failures of the Corporation, and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

END PUBLISHED PAGE 35

Selected Quarterly Financial Data

Consolidated quarterly financial and per share data for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                     First       Second      Third      Fourth
                    Quarter      Quarter    Quarter     Quarter    Totals
--------------------------------------------------------------------------
Total      1997 $8,256,000  $8,594,000  $8,900,000  $9,406,000 $35,156,000
interest   1996  7,892,000   8,032,000   8,187,000   8,359,000  32,470,000
income     1995  7,346,000   7,789,000   7,900,000   8,076,000  31,111,000
--------------------------------------------------------------------------
Total      1997  2,999,000   3,157,000   3,302,000   3,532,000  12,990,000
interest   1996  2,878,000   2,770,000   2,890,000   2,940,000  11,478,000
expense    1995  2,716,000   2,992,000   2,932,000   2,996,000  11,636,000
--------------------------------------------------------------------------
Net        1997  5,257,000   5,437,000   5,598,000   5,874,000  22,166,000
interest   1996  5,014,000   5,262,000   5,297,000   5,419,000  20,992,000
income     1995  4,630,000   4,797,000   4,968,000   5,080,000  19,475,000
--------------------------------------------------------------------------
Provision  1997    125,000     125,000     125,000     375,000     750,000
for        1996    125,000     175,000     125,000     175,000     600,000
possible   1995    100,000     100,000     100,000     100,000     400,000
loan losses
--------------------------------------------------------------------------
Net        1997  5,132,000   5,312,000   5,473,000   5,499,000  21,416,000
interest   1996  4,889,000   5,087,000   5,172,000   5,244,000  20,392,000
income     1995  4,530,000   4,697,000   4,868,000   4,980,000  19,075,000
after provision for possible loan losses
--------------------------------------------------------------------------
Other      1997  1,293,000   1,399,000   1,544,000   1,567,000   5,803,000
income     1996  1,221,000   1,227,000   1,254,000   1,223,000   4,925,000
           1995  1,078,000   1,005,000   1,089,000   1,115,000   4,287,000
--------------------------------------------------------------------------
Other      1997  4,900,000   5,116,000   5,357,000   5,364,000  20,737,000
expenses   1996  4,784,000   4,863,000   4,923,000   4,895,000  19,465,000
includinge 1995  4,521,000   4,524,000   4,648,000   4,666,000  18,359,000
Federal income taxes
--------------------------------------------------------------------------
Net income 1997  1,525,000   1,595,000   1,660,000   1,702,000   6,482,000
           1996  1,326,000   1,451,000   1,503,000   1,572,000   5,852,000
           1995  1,087,000   1,178,000   1,309,000   1,429,000   5,003,000
--------------------------------------------------------------------------
Basic      1997        .37         .38         .40         .41        1.56
Earnings   1996        .32         .35         .35         .37        1.39
Per share  1995        .26         .28         .32         .34        1.20
(2)
--------------------------------------------------------------------------
Dividends  1997        .16         .16         .17         .22         .71
Paid Per   1996        .13         .14         .16         .19         .62
Share (1)  1995        .12         .12         .13         .15         .52
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997 and 1996, and the five-for-four stock split in 1995.
(2) Basic earnings per share is computed using the weighted average number of shares outstanding during each year.

END PUBLISHED PAGE 36

Banking Offices & ATMs

ATM service available wherever you see this symbol

  Lorain banking offices
  Main Office
  457 Broadway
  Lorain, Ohio 44052
  244-7185

  Sixth Street Drive-In Office
  200 Sixth Street
  Lorain, Ohio 44052
  244-7242

  Kansas Avenue Office
  1604 Kansas Avenue
  Lorain, Ohio 44052
  288-9151

  Oberlin Avenue Office
  3660 Oberlin Avenue
  Lorain, Ohio 44053
  282-9196

  Cooper-Foster Park Road Office
  1920 Cooper-Foster Park Rd
  Lorain, Ohio 44053
  282-1252

  Pearl Avenue Office
  2850 Pearl Avenue
  Lorain, Ohio 44055
  277-1103

  Lake Avenue Office
  42935 N. Ridge Road
  Elyria Township, Ohio 44035
  233-7196

  West Park Drive Office
  2130 West Park Drive
  Lorain, Ohio 44053
  989-3131

  Amherst banking office
  Amherst Office
  1175 Cleveland Avenue
  Amherst, Ohio
  988-4423

  Avon Lake banking office
  Avon Lake Office
  240 Miller Road
  Avon Lake, Ohio  44012
  933-2186

  Elyria banking offices
  Second Street Office
  221 Second Street
  Elyria, Ohio 44035
  323-4621

  Cleveland Street Office
  801 Cleveland Street
  Elyria, Ohio  44035
  365-8397

  Midway Mall Office
  6395 Midway Mall Blvd.
  Elyria, Ohio 44035
  324-6530

  Oberlin banking offices
  Oberlin Office
  40 E College Street
  Oberlin, Ohio 44074
  775-1361

  Kendal at Oberlin Office
  600 Kendal Drive
  Oberlin, Ohio 44074
  774-5400

  Olmsted Township
  banking offices
  Olmsted Township Office
  27095 Bagley Road
  Olmsted Township, Ohio 44138
  235-4600

  The Renaissance Office
  26376 John Road
  Olmsted Township, Ohio 44138
  427-0041

  Vermilion banking office
  Vermilion Office
  4455 E. Liberty Avenue
  Vermilion, Ohio 44089
  967-3124

  Westlake banking offices
  Crossings of Westlake Office
  30210 Detroit Road
  Westlake, Ohio 44145
  892-9696

  Westlake Village Office
  28550 Westlake Village Drive
  Westlake, Ohio 44145
  808-0229

  Other offices
  Executive Offices
  457 Broadway
  Lorain, Ohio 44052
  244-7123

  Administration
  457 Broadway
  Lorain, Ohio 44052
  244-7253

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  989-3315

  Human Resources
  2130 West Park Drive
  Lorain, Ohio 44053
  989-3139

  Marketing
  457 Broadway
  Lorain, Ohio 44052
  244-7332

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  989-3260

  All other departments &
  information not listed
  Lorain
  244-6000
  1-800-860-1007

  Elyria/Cleveland
  236-5047

  Community-based automated
  teller machine locations
  Captain Larry's Marathon
  1317 State Route 60
  Vermilion, Ohio

  Convenient Food Mart
  5375 West Erie Avenue
  Lorain, Ohio

  Gateway Plaza Convenient
  3451 Colorado Avenue
  Lorain, Ohio

  Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

  Lorain County
  Community College
  1005 N. Abbe Road
  Elyria, Ohio

  Lorain Plaza
  Shopping Center
  1147 Meister Road
  Lorain, Ohio

  Lowe's Home
  Improvement Warehouse
  620 Midway Boulevard
  Elyria, Ohio

  Midway Mall Food Court
  Midway Mall
  Elyria, Ohio


  END PUBLISHED PAGE 37

Directors and Officers of LNB Bancorp, Inc.

Directors

  Stanley G. Pijor
  Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  James L. Bardoner
  Retired, Former President
  Dorn Industries, Inc.

  Daniel P. Batista
  Attorney/Partner
  Cook & Batista Co., L.P.A.

  Robert M. Campana
  Managing Director
  P.C. Campana, Inc.

  Terry D. Goode
  Vice President
  Lorain County Title Company

  Wellsley O. Gray
  Retired

  James F. Kidd
  President and
  Chief Executive Officer
  LNB Bancorp, Inc. and
  Lorain National Bank

  David M. Koethe
  Chairman of the Board
  The Lorain Printing Company

  Benjamin G. Norton
  Employee and Community
  Relations Manager
  RELTEC Corporation

  Jeffrey F. Riddell
  President
  Consumers Builders Supply Company
  President and
  Chief Executive Officer,
  Consumeracq, Inc.

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer
  LNB Bancorp, Inc.
  Executive Vice President
  and Secretary
  Lorain National Bank

  T. L. Smith, M.D.
  Retired Physician

  Eugene M. Sofranko
  President and
  Chief Executive Officer
  Lorain Glass Company, Inc.

  Paul T. Stack
  Retired

  Leo Weingarten
  Retired


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

  Michael D. Ireland
  Senior Vice President

  Emma N. Mason
  Senior Vice President

  James H. Weber
  Senior Vice President

  Mitchell J. Fallis
  Vice President and
  Chief Accounting Officer


  Directors Emeritus of Lorain National Bank

  Don A. Sanborn
  Retired

  END PUBLISHED PAGE 38

                                          Officers of Lorain National Bank

  Executive Officers

     James F. Kidd
     President and
     Chief Executive Officer

     Thomas P. Ryan
     Executive Vice President
     and Secretary

     Gregory D. Friedman
     Senior Vice President,
     Chief Operating Officer and
     Chief Financial Officer

  Senior Officers

     Sandra L. Dubell
     Senior Vice President and
     Chief Lending Officer

     Michael D. Ireland
     Senior Vice President
     Operations

     Emma N. Mason
     Senior Vice President
     Trust and Investment
     Management

     James H. Weber
     Senior Vice President
     Marketing

  Branch and Trust Officers

  Branch Administration

     Debra R. Brown
     Vice President

     Teresa E. George
     Assistant Vice President

  Branch Officers

     Main Office & 6th
     Street Drive-In Office
     Keith H. Kapanke
     Assistant Vice President

     Amherst Office
     G. Dale Rosenkranz
     Vice President

     Avon Lake Office
     Charles A. DeAngelis
     Assistant Vice President

     Cleveland Street Office
     Timothy J. Gallagher
     Vice President

     Cooper-Foster Park
     Road Office
     Linda Buehner
     Assistant Vice President

     Kansas Avenue Office
     Connie Sklarek
     Assistant Cashier

     Lake Avenue Office
     Christine M. Weber
     Assistant Vice President

     Midway Mall Office
     Carrie Hartman
     Assistant Vice President
     Kimberly S. Plzak
     Assistant Vice President
     Carol Snyder
     Branch Staff Officer &
     Assistant Branch Manager

     Oberlin Avenue Office
     Jennifer M. Nickolls
     Assistant Vice President

     Oberlin Office & Kendal
     at Oberlin Office
     Marilyn R. Krasienko
     Assistant Vice President

     Olmsted Township
     Office & The
     Renaissance Office
     Diana L. Schmittgen
     Assistant Vice President

     Pearl Avenue Office
     Patricia A. Wolanczyk
     Assistant Cashier

     Second Street Office
     James E. Schmittgen
     Vice President

     Vermilion Office
     Robert B. White
     Vice President

     West Park Drive Office
     Rita M. Hoyt
     Branch Manager

     The Crossings of
     Westlake Office &
     Westlake Village Office
     Susan M. Neiding
     Vice President

  Trust and Investment Management

     Edward J. Baker
     Vice President

     Gerald S. Falcon
     Vice President

     Brian D. Morgan
     Vice President

     Patrick E. Sheridan
     Vice President

     Jodi L. Penwell
     Assistant Trust Officer

     Carol A. Cavanaugh
     Assistant Employee
     Benefits Officer

  Loan Officers

  Commercial Loans

     John A. Funderburg
     Vice President

     Denise M. Kosakowski
     Vice President

     Ellen M. Walsh
     Vice President

     Kenneth P. Wayton
     Vice President

  Consumer Loans

     Bruce Diso
     Vice President

     Robert D. Asik
     Consumer Loan Officer

     Kelly A. Dunfee
     Assistant Cashier

  Credit Card Loans

     Frances V. Lesniak
     Vice President

     Jeanne Maschari
     Assistant Vice President

  Mortgage Loans

     Edwin F. Klenz
     Vice President

     Joel A. Krueck
     Assistant Vice President
     and CRA Officer

  Loan Services

     Cynthia M. Marks
     Assistant Cashier

     Joan M. Raymond
     Assistant Vice President

     Joyce L. Wasela
     Commercial Loans

  Operation and Support Officers

  Accounting

     Mitchell J. Fallis
     Vice President and
     Chief Accounting Officer

     Mary L. Kapanke
     Fiscal Operations Officer

  Auditing

     Gary E. Sedlak
     Vice President, Auditor
     and Compliance Officer

     Randy E. Lottman
     Assistant Vice President
     and E.D.P. Auditor

     Daniel P. Dudziak
     Senior Staff Auditor

  Cash Management

     Patricia L. Cole
     Assistant Cashier

  Computer
  Administration

     David P. Krebs
     Vice President

  Deposit Services

     Donna J. Phillips
     Assistant Vice President

  E.D.P. Services

     Larry R. Johnson
     Vice President

     Larry A. Hill
     Assistant Vice President

  Human Resources

     Carol A. Mesko
     Assistant Vice President

     Teresa E. Kreger
     Employment Officer

  Maintenance

     Robert J. Witkowski
     Maintenance Officer

  Marketing

     Steven F. Cooper
     Vice President

     Debra L. Temerario
     Marketing Operations
     Officer

  Purchasing

     Susan I. Tuttle
     Assistant Cashier

  Security

     James E. Long
     Assistant Vice President

  Training

     Marianne Kocak
     Assistant Vice President



  END PUBLISHED PAGE 39

Earnings and Dividend Performance

10 Year Earnings History

(10 Year Earnings History graph follows in printed version with years 1988 through 1997 on the X-axis and earnings on the Y-axis in $2,500,000.00 increments ranging from $0 to $7,500,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1988 through 1997.

The Corporation's management team is proud of its record of continuously increasing profits over this ten year period.

Return on Average Assets

(Return on Average Assets graph follows in printed version with years 1988 through 1997 on the X-axis and percentages on the Y-axis in 0.40% increments ranging from 0.40% to 1.60%. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the return on average assets of LNB Bancorp, Inc. from 1988 through 1997.


Senior Management has worked diligently to bring about the rapid increase in this performance ratio over the past five years.

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1988 - 1997: $1,625.00

(Cumulative Cash Dividends Declared graph follows in printed version with years 1988 through 1997 on the X-axis and Dividends Declared on the Y-axis in $600.00 increments ranging from $0 to $1,800.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)


For the information of our shareholders, the above graph reflects a 10 year chronological record of dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment. Over the 10 year period, our hypothetical shareholder would have benefited from the cumulative cash dividends declared on the stock in the amount of $1,625.00.

 The data points used to plot the three (3) graphs previously described follows:
             NET INCOME      RETURN ON        CUMULATIVE CASH
  YEAR      IN THOUSANDS   AVERAGE ASSETS   DIVIDENDS DECLARED
  1997      $6,480,000.00     1.41%            $1,625.00
  1996      $5,852,000.00     1.37%            $1,359.00
  1995      $5,003,000.00     1.21%            $1,137.00
  1994      $4,432,000.00     1.13%            $  932.00
  1993      $4,029,000.00     1.08%            $  759.00
  1992      $3,826,000.00     1.07%            $  602.00
  1991      $3,512,000.00     1.02%            $  459.00
  1990      $3,343,000.00     1.01%            $  329.00
  1989      $3,217,000.00     1.03%            $  210.00
  1988      $2,881,000.00     0.98%            $  101.00


END PUBLISHED PAGE 40

HALF PAGE INSERT FRONT SIDE

Please detach postage-paid card(s) and return through U.S. Mail or to a Lorain National Bank office near you.

Card on left-hand side reads as follows:
To:
James F. Kidd
President and Chief Executive Officer
LNB Bancorp, Inc.
457 Broadway, Lorain Ohio 44052

Yes, I am interested in acquiring LNB Bancorp, Inc. stock and would like to be contacted by a stock broker when a stock purchase opportunity arises.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

  Number of Shares Requested__________

Card on right-hand side reads as follows:
To:
Thomas P. Ryan
Executive Vice President and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway, Lorain, Ohio 44052

Yes, I am interested in obtaining information on LNB Bancorp, Inc.'s Dividend Reinvestment and Cash Stock Purchase Plan.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________


HALF PAGE INSERT BACK SIDE

Two postage paid postcards

Card on left-hand side reads as follows:

Lorain National Bank
Attn: Thomas P. Ryan
457 Broadway
Lorain Oh 44052-9986


Card on right-hand side reads as follows:

Lorain National Bank
Attn: James F. Kidd
457 Broadway
Lorain Oh 44052-9986

COVER DESCRIPTION

Inside Back Cover

Bottom right

Familiar faces...
  Friendly places



END OF INSIDE BACK COVER

Outside back cover

White background

LNB
Bancorp, Inc.

Dark green lettering


END OF PUBLISHED LNB BANCORP, INC. 1997 ANNUAL REPORT

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 1997)

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

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1997)

                        S - K Reference Number (22)




               Notice of Annual Meeting to shareholders and
                 Proxy Statement (dated March 23, 1998).

                               LNB BANCORP, INC.
                                 LORAIN, OHIO

                   NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS OF
LNB BANCORP, INC.                                          March 23, 1998

  The Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 21, 1998, at 10:00 a.m.,Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully described in the Proxy Statement.

PROPOSALS:
   1. ELECTION OF DIRECTORS - To elect five (5) directors to hold office until their term expires (April 17, 2001) or until their successors are elected and qualified.

   2. OTHER BUSINESS - To transact such other business as may properly come before the meeting.

  Shareholders of record at the close of business on March 9, 1998 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.

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

                     THIS PAGE LEFT INTENTIONALLY BLANK

                                LNB BANCORP, INC.
                                  457 BROADWAY
                               LORAIN, OHIO 44052
                                PROXY STATEMENT
                                 MARCH 23, 1998

  This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc., (hereinafter called the "Corporation") being a One Bank Holding Company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 21, 1998, is 4,124,479. Only those shareholders of record at the close of business on March 9, 1998 shall be entitled to vote. This proxy may be revoked prior to its exercise. The cost of this solicitation is being paid by the Corporation.

VOTING

  Each shareholder shall be entitled to one vote for each share of stock standing in their name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
  Shares held in accounts by the Bank's Trust and Investment Management Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
  Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instruction contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein, and at the discretion of the proxy holders on such other matters as may come before the meeting. The Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.

  The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 1998 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal, the number of votes for, the number of votes against and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

ELECTION OF DIRECTORS

  Article III of the Code of Regulations of the Corporation provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for five (5) members of the present Board of Directors will expire on April 21, 1998, the management has nominated the hereinafter named five (5) individuals for election to serve until April 17, 2001, or until their successors are elected and qualified.
  The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation, a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.

  Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty
(50) days prior to any meeting of shareholders called for the election of directors, provided however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c)the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee.
  Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following five(5) nominees:

      1) Daniel P. Batista
      2) David M. Koethe
      3) Stanley G. Pijor
      4) Eugene M. Sofranko
      5) Leo Weingarten

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
NOMINEE.

  The following individuals are directors whose term of office is scheduled to expire on April 20, 1999:

      1) James L. Bardoner
      2) Terry D. Goode
      3) Wellsley O. Gray
      4) Benjamin G. Norton
      5) T.L. Smith, M.D.

  The following individuals are directors whose term of office is scheduled to expire on April 18, 2000:

      1) Robert M. Campana
      2) James F. Kidd
      3) Jeffrey F. Riddell
      4) Thomas P. Ryan
      5) Paul T. Stack

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

  The Audit Committee met three (3) times during the last fiscal year. It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met thirteen (13) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt. The Trust Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Compensation Committee meets to review all officers' salaries. It held one (1) meeting during the last fiscal year. The Bank has no designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.
  The Bank held thirteen (13) Board of Directors meetings during the last fiscal year. Of the directors who served during 1997, Leo Weingarten attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned director was a member.
  The Corporation held thirteen (13) Board of Directors meetings during the last fiscal year. Of the directors who served during 1997, Leo Weingarten attended fewer than 75% of the total of thirteen (13) meetings held.

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

                                                 LORAIN
                                                NATIONAL
                                                  BANK       LNB BANCORP,
                    PRINCIPAL OCCUPATION        DIRECTOR    INC. DIRECTOR
NAME AND AGE        FOR THE PAST FIVE YEARS       SINCE         SINCE

  JAMES L. BARDONER   RETIRED, FORMER PRESIDENT     1974          1983
  Age 79              Dorn Industries, Inc.
  (1-2-4-5-6)         (Manufacturing Company)

  DANIEL P. BATISTA   ATTORNEY/PARTNER              1976          1983
  Age 63              Cook & Batista Co.,L.P.A.(A)
  (2-3-5-6)

  ROBERT M. CAMPANA   MANAGING DIRECTOR             1996          1996
  Age 38              P.C.Campana, Inc.
  (3)

  TERRY D. GOODE      VICE PRESIDENT                1997          1997
  Age 43              Lorain County Title Company
  (1)

  WELLSLEY O. GRAY    RETIRED                       1973          1983
  Age 64
  (1-3)

  JAMES F. KIDD       PRESIDENT AND                 1989          1989
  Age 58              CHIEF EXECUTIVE OFFICER
  (2-3-4)             LNB Bancorp, Inc. and
                      The Lorain National Bank

  DAVID M. KOETHE     CHAIRMAN OF THE BOARD         1975          1983
  Age 62              The Lorain Printing Company(B)
  (2-3-4-5-6)

  BENJAMIN G. NORTON  EMPLOYEE AND                  1983          1983
  Age 58              COMMUNITY RELATIONS MANAGER
  (3-7)               RELTEC Corporation

  STANLEY G. PIJOR    CHAIRMAN OF THE BOARD         1969          1983
  Age 67              LNB Bancorp, Inc. and
  (2-3-4-6)           The Lorain National Bank

  JEFFREY F. RIDDELL  PRESIDENT                     1995          1995
  Age 46              Consumers Builders Supply Company
  (1)                 PRESIDENT AND
                      CHIEF EXECUTIVE OFFICER
                      Consumeracq, Inc.

  THOMAS P. RYAN      EXECUTIVE VICE PRESIDENT      1989          1989
  Age 59              AND SECRETARY/TREASURER
                      LNB Bancorp, Inc.
                      EXECUTIVE VICE PRESIDENT
                      AND SECRETARY
                      The Lorain National Bank

                                               LORAIN
                                              NATIONAL
                                                BANK         LNB BANCORP,
                    PRINCIPAL OCCUPATION      DIRECTOR     INC. DIRECTOR
NAME AND AGE        FOR THE PAST FIVE YEARS     SINCE          SINCE

  T.L. SMITH, M.D     RETIRED PHYSICIAN           1968            1983
  Age 84
  (1-2-4-5-6)

  EUGENE M. SOFRANKO  PRESIDENT AND CHIEF         1974            1983
  Age 67              EXECUTIVE OFFICER
  (1-2-4-5-6)         Lorain Glass Company, Inc.

  PAUL T. STACK       RETIRED                     1974            1983
  Age 68
  (1-2-3-6)

  LEO WEINGARTEN      RETIRED                     1964            1983
  Age 78
  (2-4-5-6)

  (1) Member of Audit Committee       (5) Member of Incentive Stock Option
  (2) Member of Executive Committee       Committee
  (3) Member of Trust Committee       (6) Member of Compensation Committee
  (4) Member of Pension/Fringe Benefit(7) Alternate Member of Executive
      Committee                           and Compensation Committees

  (A) The Bank has retained the law firm of Cook & Batista Co., L.P.A. as legal counsel for the last several years. During the last fiscal year, The Lorain National Bank has paid to Cook & Batista, Co., L.P.A. an amount of $130,982. It is anticipated that this relationship will continue during the current fiscal year.
  (B) During the last fiscal year, The Lorain National Bank has paid to The Lorain Printing Company an amount of $128,007 for printing services and supplies. It is anticipated that such business relationship will continue during the current fiscal year.
  (C) Mr. Pijor entered into a Consulting Agreement with the Bank dated March 15, 1994. The agreement provides that Mr. Pijor receive a consulting fee of $85,000 each year for a period of five (5) years commencing on January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's rights to receive the benefits referred to above for a period of up to two (2) years. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Agreement, Mr. Pijor shall receive an annual supplemental retirement benefit in the amount of $50,000 for a period on ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

EXECUTIVE COMPENSATION

  LNB Bancorp, Inc. did not pay any separate compensation, other than Corporation director fees, to its executive officers during 1997, 1996, and 1995. All executive compensation was paid by Lorain National Bank. The information which follows discloses the annual and long term compensation for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1997, 1996 and 1995, for all persons who were, during 1997, (i) the chief executive officer and (ii) the other most highly compensated officers of the Bank who made in excess of $100,000 during 1997 (the Named Executive Officers).

SUMMARY COMPENSATION TABLE

  The named executive officers disclosure requirements affect the Chief Executive Officer and those executive officers earning more than $100,000 in salary and bonuses. In 1997, 1996 and 1995, Mr. James F. Kidd, President and Chief Executive Officer, and Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, met the criteria for disclosure. In 1997, Mr. Gregory D. Friedman, Senior Vice President, Chief Operating Officer and Chief Financial Officer, and Mrs. Emma N. Mason, Senior Vice President, met the criteria for disclosure.
  The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1997, 1996 and 1995.

                                       Compensation (1)
                            -----------------------------------------------
                                           Annual
    Name and               --------------------------------     All
    Principal Position        Year      Salary      Bonuses    Other (2)
    ----------------------------------------------------------------------
    James F. Kidd             1997    $180,962    $42,000     $22,441
    President and             1996    $151,154    $32,500     $20,600
    Chief Executive Officer   1995    $124,000    $15,000     $18,427

    Thomas P. Ryan            1997    $109,250    $16,350     $18,752
    Executive Vice President  1996    $104,050    $15,375     $18,755
    and Secretary/Treasurer   1995    $ 99,375    $15,000     $15,693

    Gregory D. Friedman       1997    $ 91,021    $13,365     $11,078
    Senior Vice President
    Chief Operating Officer and
    Chief Financial Officer

    Emma N. Mason             1997    $ 89,185    $13,350     $12,870
    Senior Vice President

   (1) The aggregate of Other Annual Compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and therefore is not required to be reported under the SEC rules.
   (2) All Other Compensation consisted of the following:
     James F. Kidd:                              1997      1996      1995
     Contribution, in Mr. Kidd's behalf to:
      The Bank's Stock Purchase Plan           $ 4,800   $ 4,500   $ 4,176
      The Bank's Employee Stock Ownership Plan $11,141   $10,925   $10,236
      Mr. Kidd's Supplemental Life Insurance   $ 2,250   $ 2,250   $ 2,239
      Corporation director's fees              $ 4,250   $ 2,925   $ 1,775

    Thomas P. Ryan:                              1997      1996      1995
     Contribution, in Mr. Ryan's behalf to:
      The Bank's Stock Purchase Plan           $ 3,768   $ 3,583   $ 3,431
      The Bank's Employee Stock Ownership Plan $ 8,746   $ 8,698   $ 8,518
      Mr. Ryan's Supplemental Life Insurance   $ 2,238   $ 2,079   $ 1,969
     Corporation director's fees               $ 4,000   $ 2,700   $ 1,775
     Anniversary Stock Award                   $     0   $ 1,695   $     0

    Gregory D. Friedman:                         1997
     Contribution, in Mr. Friedman's behalf to:
      The Bank's Stock Purchase Plan           $ 3,132
      The Bank's Employee Stock Ownership Plan $ 7,269
      Mr. Friedman's Supplemental Life
       Insurance                               $   677

    Emma N. Mason:                               1997
     Contribution, in Mrs. Mason's behalf to:
      The Bank's Stock Purchase Plan           $ 3,076
      The Bank's Employee Stock Ownership Plan $ 7,140
      Mrs. Mason's Supplemental Life Insurance $ 2,654

OPTION GRANTS TABLE (last fiscal year)

  There were no stock options granted by the Corporation or the Bank in 1997.

LONG TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)

  There were no long term incentive plans or plan awards in 1997.

OPTION EXERCISES AND YEAR END VALUE TABLE (last fiscal year)

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUE(1)
                                                               Value of
                                          Number of           Unexercised
                                         Unexercised          In-the-Money
                                            Option              Option
                  Shares                   Shares               Shares
              Acquired       Value     at FY-End(#)          at FY-End ($)
                 on        Realized    Exercisable/          Exercisable/
Name        Exercise(#)    ($)(2)    Unexercisable        Unexercisable(2)
--------------------------------------------------------------------------
  James F. Kidd         0         $0         2143/0             $17,475/$0
  Thomas P. Ryan        0         $0         2143/0             $17,475/$0
  Gregory D. Friedman   0         $0         2985/0             $30,843/$0
  Emma N. Mason         0         $0            0/0                  $0/$0
(1) All amounts reflect the 2% stock dividend in April of 1997.
(2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or price of "in-the-money" options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee consists of: James L. Bardoner, Daniel P. Batista, David M. Koethe, Stanley G. Pijor, T.L. Smith, Eugene M. Sofranko, Paul T. Stack and Leo Weingarten. Mr. Batista is a shareholder of the law firm of Cook and Batista Co., L.P.A., which performs legal services for the Bank. During 1997, the Bank paid to Cook and Batista Co., L.P.A. legal fees in the amount of $130,982. The amount of Mr.

Batista's interest in such fees cannot be practicably determined. Mr. Koethe is the Chairman of The Board of The Lorain Printing Company.
During 1997, the Bank paid to The Lorain Printing Company an amount of $128,007 for printing services and supplies. The amount of Mr. Koethe's interest in such payments cannot be practicably determined. Mr. Stanley G. Pijor entered into a Consulting Agreement with the Bank dated March 5, 1994. The agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years, commencing on January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Supplemental Retirement Agreement, Mr. Pijor shall receive supplemental retirement benefits in the amount of $50,000 per year, for a period of ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

COMPENSATION COMMITTEE REPORT

  The Lorain National Bank's Compensation Committee has the responsibility of evaluating and recommending to the Board of Directors, for its approval, the amount of compensation, including salary, bonus, and other benefits, for all officers of the Bank, including the named Executive Officers and the Chief Executive Officer.
  It is the philosophy and policy of the Compensation Committee to establish a compensation program for Bank officers to attract, motivate and retain a highly qualified management team. The criteria used to determine the recommended compensation of Bank officers includes their level of responsibility, performance, experience, the Committee's judgment as to the past performance and expected further contribution. A comparison to the industry peer group as well as national and regional surveys are also used. In addition, Mr. James F. Kidd, as the Bank's Chief Executive Officer, evaluates the performance of the other officers and presents his evaluations and salary recommendations for all officers, other than himself, to the Compensation Committee. The Committee is also advised by independent compensation consultants, concerning compensation of Bank officers. Based upon the foregoing, the Compensation Committee prepares a report on recommended base salaries for all officers. In addition, in some cases, the Compensation Committee recommends bonuses for certain officers of the Bank, based upon the attainment of preestablished performance goals. The recommendations of the Compensation Committee regarding base salaries and bonuses for all officers are subject to approval by the Board of Directors.
  As to the Chief Executive Officer, Mr. James F. Kidd's compensation, including salary, bonus, and other benefits is also based upon a recommendation of the Compensation Committee, which is then approved by the Board of Directors. The factors and criteria considered by the Compensation Committee included the pay level for CEOs of comparable banks, the financial performance of the Bank, and the individual performance and leadership of Mr. Kidd. Based upon the foregoing, and based upon the attainment of preestablished performance goals established by the Compensation Committee, the Compensation Committee recommended a base salary and bonus for Mr. Kidd for 1997, in the amounts set forth in the Summary Compensation Table, which amounts were approved by the Board of Directors.
      The members of the Compensation Committee are:
           James L. Bardoner                    T.L. Smith, M.D.
           Daniel P. Batista                    Eugene M. Sofranko
           David M. Koethe                      Paul T. Stack
           Stanley G. Pijor                     Leo Weingarten
                              -10-

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

PENSION PLAN
  The Bank sponsors The Lorain National Bank Retirement Pension Plan (the
Plan) covering substantially all employees of the Bank. An employee is eligibleto participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one year of service, as defined in the Plan. The Bank's 1997 contribution to the Plan was $31,981. The amount of contributions with respect to a specific person is not and cannot readily be calculated on an individual basis.
  Participants are eligible for normal retirement upon reaching age sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefit payments reduced if they have less than fifteen (15) years of continuous employment upon retirement.
  Participants who join the Plan after January 1, 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five (5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits in the form of a lump sum distribution, or monthly annuity.
  Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the social security taxable wage base.
  The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $384,000 to $397,000 as of December 31, 1997.
  Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.
                                   -11-

                                       Employee's Annual Estimated Pension
                   Final Average            Payments Assuming Minimum of
               Annual Compensation               25 Years of Service
                   $250,000*                             $81,238
                    200,000*                              81,238
                    160,000                               81,238
                    100,000                               48,988

  *The current annual compensation limit with respect to determining an employee's annual pension payment is currently limited by the Internal Revenue Code to $160,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $81,238. Therefore, an employee's annual estimated pension payment for final average compensation levels of $160,000 and above remains at the $81,238 level. Pension benefits accrued prior to 1995 are grand fathered, if their calculated benefit is greater than $81,238. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. James F. Kidd, Thomas P.Ryan and Gregory D. Friedman have thirty-three (33), thirty-six (36) and twelve (12) credited years of service respectively, under the provisions of the Plan. Mrs. Emma N. Mason has nineteen (19) credited years of service under the provisions of the Plan.
  Benefit payments under the provisions of the Plan are computed using formulas, the factors of which include annual compensation, years of service, social security taxable wage base, and, in the case of a lump sum distribution, current interest rates are also taken into consideration.
  On July 30, 1996, the Bank entered into Supplemental Retirement Agreements (SRA) with Mr. James F. Kidd, Mr. Thomas P. Ryan and Mr. Gregory D. Friedman. The purpose of the SRA is to provide supplemental retirement benefits to Messrs. Kidd, Ryan and Friedman in addition to the benefits provided by the Bank's qualified retirement plan, to assist the Bank in retaining their services through their normal retirement dates.
  The SRA provides for payments, monthly or annually, at Messrs. Kidd, Ryan and Friedman's election, in the event of: (a) normal retirement; **(b)reduced supplemental retirement benefits in the event of early retirement; (c)disability prior to retirement; (d) death; or (e) discharge "without cause."
  Under the terms of their SRA, Messrs. Kidd, Ryan and Friedman will receive supplemental retirement benefits for a period of ten (10) years. The full benefit amount is equal to seventy percent (70%) of the compensation paid in the final year of employment, minus the Bank's pension benefit and Social Security benefits. Messrs. Kidd, Ryan and Friedman are entitled to the full benefit amount if they retire on their normal retirement date;** 75% of the full benefit amount if they retire at age 64; 50% of the full benefit amount if they retire at age 63; 25% of the full benefit amount if they retire at age 62; and no SRA benefit if they retire prior to age 62.
  In the event of disability prior to retirement, the disabled individual would receive their full SRA benefit amount beginning at age 65. In the event of death prior to retirement, after meeting the eligibility and employment requirements, the applicable benefit (based upon the decedent's age) is payable to his designated beneficiary. In the event of discharge "without cause", the discharged individual would receive their full SRA benefit amount, as if he retired at age 65, commencing at the recipient's discretion.
  The SRA is a non-qualified defined benefit agreement. As of December 31, 1997, the monthly benefits that would be paid at normal retirement age, would be $10,133, $2,276 and $7,397 for Messrs. Kidd, Ryan and
 Friedman respectively.
   **Mr. Kidd's normal retirement date is November 1, 2004
   **Mr. Ryan's normal retirement date is April 1, 2003
   **Mr. Friedman's normal retirement date is August 1, 2015

PERFORMANCE GRAPH

  The graph which follows compares the five (5) year cumulative total return from investing $100 on December 31, 1992 in each of LNB Bancorp, Inc. common stock, the Standard & Poor's 500 Index (S&P 500 Index) of companies and the National Association of Securities Dealers Association Quotation System Bank Index (NASDAQ Bank Index) of companies, with dividends assumed to be reinvested when received.

                Comparison of Five Year Cumulative Total Return*
        AMONG LNB BANCORP, INC, THE S&P 500 INDEX AND NASDAQ BANK INDEX

   (PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1992 THROUGH
     1997 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $100 INCREMENTS RANGING FROM $0 TO $400. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

   * $100 INVESTED ON 12/31/92 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.

                                                 DECEMBER 31,
--------------------------------------------------------------------------
                                   1992   1993   1994   1995   1996  1997
--------------------------------------------------------------------------
   LNB Bancorp, Inc.               $100   $124   $150   $176   $192  $192
--------------------------------------------------------------------------
   S&P 500 Index                   $100   $110   $112   $153   $189  $252
--------------------------------------------------------------------------
   NASDAQ Bank Index               $100   $114   $114   $169   $223  $377
--------------------------------------------------------------------------

BENEFICIAL OWNERSHIP OF SHARES

  The following table reflects as of December 31, 1997, any person known to the Corporation to be the beneficial owner of more than five percent (5%) of any class of the Corporation's voting securities, consisting of common stock only, as well as the total number of shares of common stock beneficially owned by each director, nominee, and the director and executive officers of the Corporation as a group.

    Five Percent Beneficial Ownership
                                        Amount and Nature   Percent
    Name and Address of                   of Beneficial       of
    Beneficial Owner                        Ownership        Class

    Standen and Co. as nominee for
    The Lorain National Bank               669,494(1)       16.20%
    457 Broadway
    Lorain, Ohio 44052

 (1) The Bank, a wholly owned subsidiary of LNB Bancorp, Inc. (a U. S. Corporation) disclaims beneficial ownership of all shares. The shares were held by the Bank in various accounts administered by it, as fiduciary, for the benefit of beneficiaries, donors, or principals of such accounts. The Bank, as fiduciary, had (a) sole power to vote 87,971 shares; (b) sole investment power to purchase/sell, but no power to vote on 258,255 shares; (c)shared investment power with sole power to vote with respect to 37,173 shares; and (d) no investment power and no power to vote on 286,095 shares. Shares of the Corporation held by the Bank in various fiduciary capacities will be voted only in accordance with directions, approvals or instructions where called by the governing instruments or by law, and in the absence of special factors affecting any individual account, will be voted in accordance with management's recommendations where the Bank as fiduciary has authority to determine the manner of voting.

    BENEFICIAL OWNERSHIP OF MANAGEMENT   (As of December 31, 1997)
                         Sole          Shared      Total Amount
                   Investment and  Investment and  of Beneficial   Percent
    Name            Voting Power    Voting Power     Ownership    of Class

    James L. Bardoner    8,492            621          9,113          .22%
    Daniel P. Batista   23,318         45,363         68,681         1.67%
    Robert M. Campana    4,369              0          4,369          .11%
    Terry D. Goode      14,454          2,402         16,856          .41%
    Wellsley O. Gray     5,816          3,294          9,110          .22%
    James F. Kidd       48,715              0         48,715         1.18%
    David M. Koethe     53,500            183         53,683         1.30%
    Benjamin G. Norton  44,953         46,370         91,323         2.22%
    Stanley G. Pijor    57,518         32,982         90,500         2.19%
    Jeffrey F. Riddell  15,516         27,278         42,794         1.04%
    Thomas P. Ryan      32,592          1,268         33,860          .82%
    T. L. Smith, M.D.   11,901          9,110         21,011          .51%
    Eugene M. Sofranko   6,960         22,379         29,339          .71%
    Paul T. Stack        9,028          1,275         10,303          .25%
    Leo Weingarten     103,153          8,688        111,841         2.71%
    Executive Officers
     who are not
     Directors          84,285            392         84,677         2.05%
                       -------       --------        -------        ------
    All Directors and
     Executive Officers
     as a Group        524,570        201,605        726,175        17.61%
                       =======       ========        =======        ======

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

  Some of the directors of the Corporation and the companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1997. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PRINCIPAL ACCOUNTANTS

  The independent accounting firm of KPMG Peat Marwick LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions.

SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING

  Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 1999 Annual Meeting, they must be received by the Corporation no later than December 1, 1998. Such proposals should be directed to LNB Bancorp, Inc., Attention: Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC).
  The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1997.

ANNUAL REPORT

  A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1997 will be presented at the meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052-1739.



                                        By Order of the Board of Directors


                                                    /s/     Thomas P. Ryan

                                                            Thomas P. Ryan
                                                  Executive Vice President
                                                   and Secretary/Treasurer

  [X] PLEASE MARK VOTES           REVOCABLE PROXY
      AS IN THIS EXAMPLE          LNB BANCORP, INC.

PROXY SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 21, 1998

The undersigned hereby appoints James L. Bardoner, Daniel P. Batista and David M. Koethe, and each of them, with the power of substitution, proxies and agents of the undersigned to vote at the Annual Meeting of Shareholders of LNB Bancorp, Inc. (the "Bank"), to be held at The Lorain National Bank, 457 Broadway, Lorain, Ohio 44052 on April 21, 1998, at 10:00 a.m., and at any adjournment thereof, all shares of common stock of the Corporation which the undersigned would be entitled to vote if personnaly present for the following matters.

The Board of Directors recommends a vote FOR each of the following:

1. ELECTION OF DIRECTORS for a three-year term expiring in 2001 (except as marked to the contrary below):
    For [ ] Withhold [ ] For All Except [ ]

    Daniel P. Batista, David M. Koethe, Stanley G. Pijor, Eugene M. Sofranko and Leo Weingarten

INSTRUCTION: To withhold authority to vote for any individual nominee(s), mark "For All Except" and write that (those) nominee's name(s) in the space provided below.

  _________________________________________________________________

2. To transact such other business as properly may come before the meeting. In their discretion, the proxies are authorized to vote upon such other business as properly may come before the meeting.

This proxy, when properly executed, will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, this proxy will be voted FOR Proposal 1. The undersigned acknowledges receipt of the Notice of Annual Meeting of Shareholders and the related Proxy Statement.

Please sign exactly as name appears hereon. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by President or other authorized officer. If a partnership, please sign in partnership name by an authorized person.

  Please be sure to sign and date this Proxy in the box below.
  Date [            ]
  [                                                         ]
     Shareholder sign above    Co-holder (if any) sign above
   Detach above card, sign, date and mail in postage paid envelope provided.

                           LNB BANCORP, INC.

                           PLEASE ACT PROMPTLY
                 SIGN, DATE & MAIL YOUR PROXY CARD TODAY

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1997)

                        S - K Reference Number (23)




                     Consent of Independent Accountants.

                                           EXHIBIT 23


Consent of Independent Accountants

The Board of Directors
LNB Bancorp, Inc.

We consent to incorporation by reference in the registration statements No.33-64034 on Form S-8 and No. 333-43441 on Form S-3 of LNB Bancorp, Inc. of our report dated January 27, 1998, relating to the consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of LNB Bancorp, Inc.



/s/ KPMG Peat Marwick LLP


Cleveland, Ohio
March 27, 1998

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1997)

                        S - K Reference Number (27)





                         Financial Data Schedule