Form 10-Q
period 1998-03-31
LNB BANCORP INC
filed 1998-05-14
CIK 737210

                                 Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549












  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

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

  Outstanding at April 15, 1998: 4,122,475 shares
  Class of Common Stock:  $1.00 par value

                             LNB Bancorp, Inc.
                      Quarterly Report on From 10-Q
                       Quarter Ended March 31, 1998

   Part I - Financial Information

      Item 1 - Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                                 Page
                                                               Number(s)


          Condensed Consolidated Balance Sheets                      3

          Condensed Consolidated Statements of Income                5

          Condensed Consolidated Statements
            of Cash Flows                                            7

          Notes to the Condensed Consolidated Financial              9
            Statements

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          14

        Item 3 - Quantitative and Qualitative Disclosure             19
                 about Market Risk


     Part II - Other Information

        Item 1 - Legal Proceedings                                   20

        Item 2 - Changes in Securities                               20

        Item 3 - Defaults upon Senior Securities                     20

        Item 4 - Submission of matters to a Vote of
                 Security Holders                                    20

        Item 5 - Other Information                                   21

        Item 6 - Exhibits and Reports on Form 8-K                    21

        Signatures                                                   21

        Exhibit Index                                                22

    FORM 10-Q                 LNB BANCORP, INC.

    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
                                             MARCH 31,      DECEMBER 31,
    CONDENSED CONSOLIDATED BALANCE SHEETS       1998            1997
                                           -------------  --------------
                                            (Unaudited)    (See Note 1)
    ASSETS:
    Cash and due from banks                $ 20,117,000    $ 24,273,000
    Federal funds sold and other interest
     bearing instruments                      2,882,000         134,000
    Securities:
     Securities available for sale           30,662,000      19,336,000
     Investment securities held to maturity  87,862,000      96,038,000
                                          --------------  --------------
    Total securities                        118,524,000     115,374,000
    (Market value $119,413,000 and        --------------  --------------
      $116,197,000, respectively)

    Loans:
      Portfolio loans                       317,665,000     319,666,000
      Loans available for sale               12,047,000      11,365,000
                                          --------------  --------------
    Total loans                             329,712,000     331,031,000
    Reserve for possible loan losses         (4,360,000)     (4,168,000)
                                          --------------  --------------
    Net loans                               325,352,000     326,863,000
                                          --------------  --------------
    Bank premises and equipment, net         11,133,000      11,321,000
    Intangible assets                         5,088,000       5,114,000
    Accrued interest receivable               3,315,000       3,155,000
    Other assets                              3,517,000       3,983,000
                                          --------------  --------------
    TOTAL ASSETS                           $489,928,000    $490,217,000
                                          ==============  ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Deposits:
        Demand and other noninterest-
          bearing deposits                   $ 66,346,000    $ 68,565,000
        Savings and passbook accounts         173,537,000     172,936,000
        Time deposits                         172,689,000     169,154,000
                                            --------------  --------------
      Total deposits                          412,572,000     410,655,000
                                            --------------  --------------
      Securities sold under repurchase agreements
        and other short-term borrowings        25,102,000      28,950,000
      Federal Home Loan Bank advances           2,045,000       2,045,000
      Accrued interest payable                  1,453,000       1,379,000
      Accrued taxes, expenses, and
        other liabilities                       2,969,000       2,203,000
                                            --------------  --------------
      Total liabilities                       444,141,000     445,232,000

      Shareholders' equity:
      Common stock $1.00 par: Shares authorized
       5,000,000 Shares issued 4,222,475 and
       4,222,375, respectively and Shares outstanding
       4,122,475 and 4,124,379 respectively     4,222,000       4,222,000
      Additional capital                       22,600,000      22,599,000
      Retained earnings                        21,791,000      20,937,000
      Accumulated other comprehensive
       income                                      69,000          70,000
      Treasury stock at cost, 100,000 and
       97,996 shares, respectively             (2,900,000)     (2,843,000)
                                            --------------  --------------
      Total shareholders' equity               45,787,000      44,985,000
                                            --------------  --------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $489,928,000    $490,217,000
                                            ==============  ==============

      Note 1: The consolidated balance sheet at December 31, 1997 has been taken from the audited Financial Statements and condensed.

      See notes to unaudited condensed consolidated financial statements.

      FORM 10-Q            LNB BANCORP, INC.                 Unaudited

      PART I - FINANCIAL INFORMATION
      ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
      CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
      OF INCOME                             ------------------------------
                                                  1998            1997
      INTEREST INCOME:                      ------------------------------
      Interest and fees on loans:
       Taxable                                $ 7,284,000     $ 6,642,000
       Tax-exempt                                  11,000          13,000
      Interest and dividends on securities:
       U.S. Treasury securities                 1,720,000       1,556,000
       U.S. Government agencies and
         corporations
       States and political subdivisions
       Other debt and equity securities            51,000          35,000
      Interest on Federal funds sold and other
       interest bearing instruments                60,000          10,000
                                             -------------   -------------
      TOTAL INTEREST INCOME                     9,126,000       8,256,000
                                             -------------   -------------
      INTEREST EXPENSE:
      Interest on deposits:
       Time certificates of $100,000 and over     557,000         558,000
       Other deposits                           2,582,000       2,172,000
      Interest on securities sold under
       repurchase agreements and other short-
       term borrowings                            264,000         252,000
      Interest on Federal Home Loan Bank advances  32,000          17,000
                                             -------------   -------------
      TOTAL INTEREST EXPENSE                    3,435,000       2,999,000
                                             -------------   -------------
      NET INTEREST INCOME                       5,691,000       5,257,000
       Provision for possible loan losses         187,000         125,000
      NET INTEREST INCOME AFTER PROVISION    -------------   -------------
       FOR POSSIBLE LOAN LOSSES                 5,504,000       5,132,000
                                             -------------   -------------
      OTHER INCOME:
      Trust and Investment Management             437,000         278,000
       division income
      Service charges on deposit accounts         639,000         545,000
      Other service charges, exchanges and fees   537,000         460,000
      Other operating income                        9,000          10,000
                                             -------------   -------------
      TOTAL OTHER INCOME                        1,622,000       1,293,000
      STATEMENT CONTINUED ON NEXT PAGE

      STATEMENT CONTINUED FROM PREVIOUS PAGE

      OTHER EXPENSES:
      Salaries and employee benefits            2,155,000       2,008,000
      Net occupancy expense of premises           352,000         329,000
      Furniture and equipment expenses            578,000         561,000
      Amortization of intangible assets           112,000             -0-
      Supplies and postage                        255,000         247,000
      FDIC deposit insurance premium               13,000          11,000
      Ohio Franchise Tax                          135,000         129,000
      Other operating expenses                    982,000         828,000
                                             -------------   -------------
      TOTAL OTHER EXPENSES                      4,582,000       4,113,000
                                             -------------   -------------
      INCOME BEFORE FEDERAL INCOME TAXES        2,544,000       2,312,000
      FEDERAL INCOME TAXES
       Current                                    866,000         787,000
       Deferred                                       -0-             -0-
                                             -------------   -------------
      TOTAL FEDERAL INCOME TAXES                  866,000         787,000
                                             -------------   -------------

      NET INCOME                               $1,678,000     $ 1,525,000
                                             =============   =============




      BASIC EARNINGS PER SHARE                      $  .41       $  .36
                                                    =======      =======
      DILUTED EARNINGS PER SHARE                    $  .41       $  .36
                                                    =======      =======

      See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.                    Unaudited

    PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL STATEMENTS
                                                THREE MONTHS ENDED
    CONDENSED CONSOLIDATED STATEMENTS                 MARCH 31,
    OF CASH FLOWS                           ----------------------------
                                                1998            1997
    CASH FLOWS FROM OPERATING ACTIVITIES:   ----------------------------
     Interest received                       $ 8,972,000    $ 7,835,000
     Other income received                     1,565,000      1,294,000
     Interest paid                            (3,373,000)    (2,855,000)
     Cash paid for salaries and
      employee benefits                       (2,037,000)    (1,856,000)
     Net occupancy expense of premises paid     (259,000)      (232,000)
     Furniture and equipment expenses paid      (192,000)      (207,000)
     Cash paid for supplies and postage         (255,000)      (247,000)
     Cash paid for other operating expenses     (795,000)      (908,000)
     Federal income taxes paid                   (25,000)           -0-
                                            -------------  -------------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                3,601,000      2,824,000
                                            -------------  -------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of investment
      securities                               8,191,000      5,806,000
     Proceeds from maturities of securities
      available for sale                       4,175,000            -0-
     Proceeds from sales of securities
      available for sale                             -0-        (33,000)
     Purchases of investment securities              -0-     (6,071,000)
     Purchase of securities available
      for sale                               (15,497,000)           -0-
     Net decrease in credit card loans           353,000        568,000
     Net (increase) decrease in
      long-term loans                            904,000     (4,518,000)
     Purchases of bank premises and equipment   (239,000)      (620,000)
     Proceeds from sales of bank premises,
      and equipment                               (2,000)         1,000
                                            -------------  -------------
    NET CASH USED IN INVESTING ACTIVITIES     (2,115,000)   (4,867,000)
                                            -------------  -------------
    STATEMENT CONTINUED ON NEXT PAGE

      STATEMENT CONTINUED FROM PREVIOUS PAGE

      CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) in demand and other
        on interest-bearing deposits            (2,219,000)    (2,859,000)
       Net increase in savings and
        passbook deposits                          601,000      1,028,000
       Net increase in time deposit              3,535,000      6,455,000
       Net increase (decrease) in securities sold
        under repurchase agreements and other
        short-term borrowings                   (3,848,000)       960,000
       Proceeds from Federal Home Loan
        Bank advances                                  -0-            -0-
       Proceeds from line of credit                    -0-            -0-
       Cash paid on line of credit                     -0-            -0-
       Purchase of Treasury Stock                  (57,000)           -0-
       Proceeds from exercise of stock options       1,000            -0-
       Dividends paid                             (907,000)      (662,000)
                                              -------------  -------------
      NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                               (2,894,000)     4,922,000
                                              -------------  -------------
      NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                         (1,408,000)     2,879,000

      CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR                                  24,407,000     18,993,000
                                              -------------  -------------
      CASH AND CASH EQUIVALENTS AT END OF
       QUARTER                                 $22,999,000    $21,872,000
                                              =============  =============

      RECONCILIATION OF NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:

      NET INCOME                                $1,678,000     $1,525,000
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization             479,000        451,000
         Amortization of deferred loan fees
          and costs, net                            76,000         85,000
         Provision for possible loan losses        187,000        125,000
         Amortization of Intangible Assets         112,000            -0-
         (Increase)in accrued interest receivable (160,000)      (411,000)
         (Increase) decrease in other assets       277,000       (104,000)
         Increase in accrued interest payable       62,000        144,000
         Increase (decrease) in accrued taxes,
          expenses and other liabilities           861,000        770,000
         Others, net                                 9,000        239,000
                                            --------------  --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES $3,601,000     $2,824,000
                                            ==============  ==============

      See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the condensed consolidated financial statements of LNB Bancorp, Inc. (the Corporation) at March 31, 1998, compared to December 31, 1997 and the results of operations for the three months ended March 31, 1998 compared to the same period in 1997. It is the intent of this discussion to provide the reader with an understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 1998, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 1998 and 1997 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operation for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1997 Annual Report to Shareholders.

The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

Under Generally Accepted Accounting Principles, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for possible loan losses or by a provision for possible loan losses, depending upon the adequacy of the reserve for possible loan losses.

RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform to 1998 presentation.

2.  EARNINGS PER SHARE

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share, for entities with publicly held common stock or potential common stock. The per share data has been adjusted to reflect the two percent stock dividend in 1997.

In accordance with SFAS No. 128, Earnings per share is calculated as follows:
                                  For the Quarter ended March 31, 1998
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                      $1,678,000

    Basic EPS
    Income available to
     common stockholders            $1,678,000        4,123,820      $ .41
                                                                     =====
    Effect of Dilutive Securities
    Incentive Stock Options                -0-           10,148
                                    ----------        ---------
    Dilutive EPS
    Income available to common
     stockholders + assumed
     conversions                    $1,678,000        4,133,968      $ .41
                                    ==========        =========      =====

                                    For the Quarter ended March 31, 1997
                                     Income         Shares       Per-Share
                                    (Numerator)     (Denominator)  Amount

    Net Income                      $1,525,000

    Basic EPS
    Income available to
     common stockholders            $1,525,000        4,221,304      $ .36
                                                                     =====
    Effect of Dilutive Securities
    Incentive Stock Options                -0-           10,918
                                    ----------        ---------
    Dilutive EPS
    Income available to common
     stockholders + assumed
     conversions                    $1,525,000        4,232,222      $ .36
                                    ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Corporation's comprehensive income for the quarters ended March 31, 1998 and 1997 are as follows:

                                 For the quarters ended March 31,
                                      1998                1997
                                 --------------------------------
    Net income                     $1,678,000          $1,525,000
    Other comprehensive income:
     Unrealized (loss) on securities
     available for sale, net of tax
     of $-0- and $17,000               (1,000)            (33,000)
                                   -----------         ------------
    Comprehensive Income           $1,677,000          $1,492,000

4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Corporation adopted SFAS No. 131 "Disclosures about segments of an Enterprise and Related Information" on January 1, 1998. This statement provides accounting and reporting standards for the way public business are to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Corporate management has determined that adoption of SFAS No. 131 will have no increase in reporting and disclosure requirements.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Corporation adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" on January 1, 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as the were when FASB Statements No. 87, No. 88 and No. 106 were issued. Corporate Management has determined that the adoption of SFAS No. 132 will change year end reporting requirements for pension and postretirement benefits.

6. DIVIDEND REINVESTMENT AND CASH STOCK PURCHASE PLAN

The Board of Directors adopted a dividend reinvestment and cash stock purchase plan on November 18, 1997. Under the plan, the first dividend reinvestment and cash stock purchase date was April 1, 1998. The plan allows shareholders to elect to use their quarterly cash dividends to purchase shares of LNB Bancorp, Inc. common stock. Additionally, cash can be contributed directly to the plan for the purchase of shares of common stock with a quarterly limit of $5,000.

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first quarter of 1998. In the first quarter of 1998, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation decreased $289,000 during the first quarter, to $489,928,000. Federal funds sold and other interest-bearing investments increased by $2,748,000 during the first quarter of 1998.

The total securities portfolio increased $3,150,000 ending the first quarter at $118,524,000. At March 31, 1998 unrealized gains (losses)in the held to maturity securities portfolio were approximately $914,000 and (25,000), respectively. The decrease in the market value of the security portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

The level of nonperforming assets increased $563,000 during the first quarter 1998. The first quarter increase is the result of a net increase in nonaccrual loans plus an decrease in other real estate owned in the amount of $90,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $12,000 which have been paid off, charged-off or brought current and increases in nonaccrual principal balances of $515,000. The increase in nonaccrual loans in the first quarter of 1998 was due primarily to six commercial loan customer and one mortgage loan customer. The level of nonperforming assets remains at relatively low levels and Corporate Management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.


        Amounts in thousands       03/31/98  12/31/97  09/30/97  06/30/97
                                   --------  --------  --------  --------
        Nonperforming Assets:
          Nonaccrual                 $1,078    $  425    $  882    $  376
          Restructured                    0         0         0         0
          Other Real Estate Owned         0        90         0         0
                                     ------    ------    ------    ------
        Total Nonperforming Assets   $1,078    $  515    $  882    $  376
                                     ======    ======    ======    ======
        Reserve for possible
          loan losses to
          nonperforming assets        404.4%    809.3%    488.1%  1,127.1%
                                     ======    ======    ======    ======
        Accruing loans past due
          90 days                    $  645    $  461    $  919    $  271
                                     ======    ======    ======    ======

Net loans decreased $1,511,000 during the first quarter to $325,352,000 at March 31, 1998. This decrease was a result of a softening in housing market plus increased competition for mortgage loans as well as a reduction in consumer loans due to low seasonal demand for automobile loans during the winter months. The reserve for possible loan losses ended the quarter at $4,360,000 supported by a provision for loan losses of $187,000, recoveries of $47,000 and loan charge-offs of $42,000. The reserve for possible loan losses as a percentage of ending loans was 1.26% at December 31, 1997 and 1.32% at March 31, 1998. Corporate Management believes that the reserve for possible loan losses as a percentage of ending loans at March 31, 1998 remains at an appropriate level as the ratio of the reserve for possible loan losses to nonperforming assets remains strong at 404.4% as of March 31, 1998. Corporate Management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

Potential problem loans are those loans identified on management's watch list in which management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrower's financial condition. At March 31, 1998, potential problem loans totaled $7,459,000, a decrease of $1,305,000 from the December 31, 1997 balance. The decrease in potential problem loans during the first quarter of 1998 is primarily due to a reduction in the gross amount of potential problem loans plus transfers of potential problem loans to the 90 day past due classification and nonaccrual status.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 1998 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $76,927,000 and $63,001,000 at March 31, 1998 and 1997,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from loans acquired from KeyBank National Association on September 15, 1997, net of a decrease in loan demand in the first quarter of 1998. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 1998 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $1,917,000 during the first quarter to $412,572,000. Noninterest-bearing deposits decreased to $66,346,000, at March 31, 1998 for a decrease of $2,219,000, while interest-bearing deposits increased to $346,226,000 for an increase of $4,136,000. Federal funds purchased and securities sold under agreements to repurchase decreased $3,848,000 during the first quarter of 1998. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of March 31, 1998 short-term security investments with maturities of one year or less totaled $37,790,000 which represented 31.9% of total securities. Adding cash and due from banks of $20,117,000 and Federal Funds sold of $2,882,000, total liquid assets represented 12.4% of total assets.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position.
Total shareholders' equity increased to $45,787,000, at March 31, 1998. The increase resulted primarily from $1,678,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $824,000. The slight decrease in interest rates experienced in the first quarter of 1998 has caused a decrease in the overall market value of available for sale securities which resulted in a reduction of shareholders' equity by $1,000 for the quarter ended March 31, 1998. During the first quarter of 1998, LNB Bancorp, Inc. reduced its stockholders' equity by purchasing 2,004 shares of its common stock at a cost of $57,000. As of March 31, 1998, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 1998 and 1997 follow.

                                                           MARCH 31,
                                                    ---------------------
                                                      1998          1997
                                                     ------       -------
                Tier I capital ratio                 13.60%        17.02%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  14.83%        18.28%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        8.32%        10.24%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans increased $640,000 when compared to the first quarter of 1997. This was the result of the impact of increases in the loan portfolio of $24,000,000 offset by decreases in rates. Interest and dividends on securities was $1,773,000 for the first quarter of 1998 for a increase of $180,000 over the same period in 1997. The first quarter increase in Interest and Dividends on Securities results from an increase in the securities portfolio of over $13,000,000. Interest and dividends on securities represented 19.4% of total interest income at March 31, 1998 compared to 19.3% at March 31, 1997. Interest on Federal funds sold and other interest bearing instruments was $60,000 at March 31, 1998 compared to $10,000 at March 31, 1997. The increase resulted from higher average balances invested in this form of financial instrument along with lower interest rates.

Total interest expense increased by $436,000 when compared to the first quarter of 1997. The purchase of three branch offices from KeyBank National Association on September 15, 1997 increases the volume of Checkinvest accounts and statement savings and certificates of deposit, contributing to the increase in total interest expense. Also, total interest expense for the first quarter of 1998 was impacted by increases in interest rates paid on certificate of deposit accounts when compared to the first quarter of 1997.

Total other income increased by $329,000 when compared to the first quarter of 1997. This increase resulted from increases in trust income of $159,000, increases in service charges of $94,000 and increases in other service charges, exchanges and fees of $77,000. The increase in other service charges, exchanges and fees is due, in part, to an increase in ATM fee income.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 1998 was $4,582,000, 11.4% more than the first quarter of 1997. This increase was due primarily to certain one-time consulting expenses incurred in the first quarter of 1998, increases in credit card and merchant expenses plus the operating expenses of two additional branch offices acquired from KeyBank and the related intangible amortization expenses.

The effective tax rate remained at 34.0% during the first quarter of 1997 and 1998. Net income was $1,678,000 and $1,525,000 for the quarters ended March 31, 1998 and 1997, respectively. Net income per share after adjusting for the two percent stock dividend in 1997 was $.41 and $.36 for the quarters ended March 31, 1998 and 1997, respectively.

4. YEAR 2000 ISSUE

Several of the Corporation's and Bank's regulators including the Securities and Exchange Commission, Federal Reserve Board, and the Office of the Comptroller of Currency have issued guidance relative to the management and disclosures for year 2000 issues. A discussion of the year 2000 issue as it relates to the Corporation, the Bank and their customers, suppliers and vendors follows.

The Corporation has formed a strategic task force to perform a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Corporation has notified its commercial customers of the year 2000 issue and is in contact with its' suppliers and third party vendors.

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1998 through 1999 will not exceed $100,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next two years to have a material effect on the financial position, liquidity or results of operations.

To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. During 1998, the Corporation will develop strategies and plans to test and validate that these systems are year 2000 compliant. The Corporation plans to complete testing of internal mission critical systems by December 31, 1998. The Corporation provides quarterly updates to the Board of Directors regarding the status of the year 2000 issue. The project completion date for the year 2000 issue is slated for June, 1999.

The "Year 2000 Computer Problem" creates risk for the Corporation from unforeseen problems in its own computer systems and from third parties with whom the Corporation deals on financial transactions. Such failures of the Corporation, and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the interest rate risk or market risk of LNB Bancorp, Inc. since December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 1998 Annual Meeting of Shareholders was held on April 21, 1998.

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

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6,

          (1)  Election of directors to serve as Class II Directors
               until April 17, 2001 Annual Meeting of Shareholders as
               follows:
                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES

               Daniel P. Batista  3,518,689    -0-     34,362     569,424

               David M. Koethe    3,521,274    -0-     31,777     569,424

               Stanley G. Pijor   3,524,594    -0-     28,457     569,424

               Eugene M. Sofranko 3,512,390    -0-     40,661     569,424

               Leo Weingarten     3,518,056    -0-     34,995     569,424

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 9, 1998, the record date of the Annual Meeting, was 4,122,475.

ITEM 5  - Other Information

     (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 23, 1998) was previously filed as
          Exhibit 22 to the Bancorp's 1997 Annual Report on Form 10-K.

ITEM 6  - Exhibits and Reports on Form 8-K

     (a)  Exhibit (11) - Computation of Shares Used for Earnings
          Per Share Calculations.

     (b)  Exhibit (13) - First Quarter Report to Shareholders of
          LNB Bancorp, Inc. - March 31, 1998 - EDGAR Version.

     (c)  Exhibit (27) - Financial Data Schedule

     (d)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1998.

          Also, see the Exhibit Index which is found on the next page of this Form.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LNB BANCORP, INC.
                                                (registrant)




                                           /s/ Gregory D. Friedman
    Date: May 13, 1998                     --------------------------
                                            Gregory D. Friedman,
                                            Senior Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer




                                           /s/ Mitchell J. Fallis
    Date: May 13, 1998                     --------------------------
                                            Mitchell J. Fallis,
                                            Vice President and
                                            Chief Accounting Officer

                             LNB Bancorp, Inc.
                                Form 10-Q


                               Exhibit Index

                Pursuant to Item 601 (a) of Regulation S-K

    S-K Reference                    Exhibit
        Number

     (11)      Computation of Shares Used for Earnings Per Share
                 Calculations.  Footnote 2 Earnings Per Share on
                 Page 11 of this Form 10-Q is incorporated by Reference.

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc.
                 - March 31, 1998 - EDGAR Version

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1998)

                          S - K Reference Number (13)




                   First Quarter Report to Shareholders of
                     LNB Bancorp, Inc. -  March 31, 1998
                                EDGAR Version

DESCRIPTION:
Three sided pamphlet: Outside cover first quarter 1998 LNB Bancorp, Inc., "Familiar Faces...Friendly places" among 15 assorted pictures.

Inside contains: Message to shareholders, Unaudited EDGAR version Consolidated Balance Sheets for period ending March 31, 1998 and March 31, 1997, respectively, unaudited EDGAR version Consolidated Statements of Income for the Three Months ended March 31, 1998 and March 31, 1997, respectively, a list of Directors and Officers of LNB Bancorp, Inc., and the list of Banking Offices & ATMs.

Outside cover description:
Green and white background, green and beige lettering.

Front Cover:

First Quarter 1998
LNB BANCORP, INC.

"Friendly faces...friendly places" among 15 assorted pictures.

Inside of front cover:

Message to shareholders

  It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary, The Lorain National Bank, after the first quarter of 1998.
  We are pleased to announce that earnings have increased 10 percent for the first 90 days of the year, compared to the same period one year ago.
  Earnings for the first quarter of 1998 reached $1,678,00, up from $1,525,000 during the first quarter of 1997.
  Basic earnings per share for the first quarter of 1998 reached $0.41 compared to $0.36 for the first quarter of 1997. Earnings for the first quarter ended March 31, 1998 were higher than a year ago because of higher net interest income and other non-interest income, offset in part by higher operating expenses.
  Cash dividend declared to shareholders increased 27.5 percent over the comparative period in 1997. Total shareholders' equity also increased to $45.8 million at March 31, 1998 and total shareholders' equity, as a percentage of total assets, reached 9.3 percent. Total assets rose 10 percent to $489.9 million as of March 31, 1998, as compared to a year ago.
  We are pleased to report that our Dividend Reinvestment Plan continues to grow. More than 35 percent of our shareholders are now participating in the plan.
  The planning and construction of our new branch office in LaGrange is on schedule for opening in the third quarter of this year. We look forward to expanding banking service to the southern part of Lorain County.
  In the graphs presented below, we are please to show increases in total assets and total shareholders' equity at March 31 from 1994 through 1998 and basic earnings per share for the first quarter, from 1994 through 1998.
  We thank you for your continued support and look forward to addressing you after the completion of our next quarter of operations.

  Sincerely,


  James F. Kidd                       Stanley G. Pijor
  President and                       Chairman of the Board
  Chief Executive Officer

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the x-axis and years 1994 through 1998 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with shareholder's equity on the x-axis and years 1994 through 1998 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the x-axis and years 1994 through 1998 on the y-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                    Total Shareholders'   Basic Earnings
               Total Assets                Equity           Per Share
   Year     Millions of Dollars     Millions of Dollars      Dollars

   1998           $489.9                    $45.8             $0.41
   1997           $445.5                    $45.0             $0.36
   1996           $420.5                    $41.5             $0.31
   1995           $408.1                    $38.3             $0.26
   1994           $385.2                    $35.6             $0.24


*Adjusted for stock dividends and splits

    Consolidated Balance Sheets
                                                    March 31
                                           --------------------------
                                               1998         1997
                                           ------------  ------------
    ASSETS:
    Cash and Due from Banks               $ 20,117,000  $ 19,369,000
    Federal Funds Sold and                   2,882,000     2,505,000
      Other Interest Bearing
       Instruments
    Securities Available for Sale           30,662,000    16,077,000
    Investment Securities                   87,862,000    89,158,000
    Loans                                  329,712,000   305,786,000
    Reserve for Possible Loan Losses        (4,360,000)   (4,089,000)
    -----------------------------------------------------------------
    NET LOANS                              325,352,000   301,697,000
    -----------------------------------------------------------------
    Premises, Equipment and Intangible
      Assets (net)                          16,221,000    10,726,000
    Accrued Interest Receivable and
      Other Assets                           6,832,000     5,916,000
    -----------------------------------------------------------------
    TOTAL ASSETS                          $489,928,000  $445,448,000
    -----------------------------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Non-Interest Bearing Deposits         $ 66,346,000  $ 60,943,000
    Interest Bearing Deposits              346,226,000   310,061,000
    -----------------------------------------------------------------
    TOTAL DEPOSITS                         412,572,000   371,004,000
    -----------------------------------------------------------------
    Securities Sold under Repurchase
      Agreements and Other Short-
      term Borrowings                       25,102,000    24,346,000
    Federal Home Loan Bank Advances          2,045,000     1,095,000
    Accrued Taxes, Expenses and
      Other Liabilities                      4,422,000     3,974,000
    -----------------------------------------------------------------
    TOTAL LIABILITIES                      444,141,000   400,419,000
    -----------------------------------------------------------------
    Common Stock                             4,222,000     4,138,000
    Additional Capital                      22,600,000    20,178,000
    Retained Earnings                       21,796,000    20,737,000
    Net Unrealized Security Gains (Losses)      69,000       (24,000)
    Treasury Stock at Cost                  (2,900,000)          -0-
    -----------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY              45,787,000    45,029,000
    -----------------------------------------------------------------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 $489,928,000  $445,448,000
    -----------------------------------------------------------------

    (LOGO) LNB
           Bancorp, Inc.
           and its subsidiary Lorain National Bank

    Consolidated Statements of Income
                                              Three Months Ended
                                                    March 31
                                            ------------------------
                                                 1998         1997
                                            ------------ -----------
    INTEREST INCOME:
    Interest and Fees on Loans                $7,295,000  $6,655,000
    Interest and Dividends on Securities:      1,773,000   1,593,000
    Interest on Federal Funds Sold                58,000       8,000
    ----------------------------------------------------------------
    TOTAL INTEREST INCOME                      9,126,000   8,256,000
    ----------------------------------------------------------------
    INTEREST EXPENSE:
    Interest on Deposits                       3,139,000   2,730,000
    Interest on Securities Sold under
      Repurchase Agreements and Other
      Short-term Borrowings                      264,000     252,000
    Interest on Federal Home Loan Bank Advances   32,000      17,000
    ----------------------------------------------------------------
    TOTAL INTEREST EXPENSE                     3,435,000   2,999,000
    ----------------------------------------------------------------
    NET INTEREST INCOME                        5,691,000   5,257,000
    Provision for Loan Losses                    187,000     125,000
    ----------------------------------------------------------------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                 5,504,000   5,132,000
    ----------------------------------------------------------------
    OTHER INCOME:
    Trust Department Income                      437,000     278,000
    Fees and Service Charges                   1,176,000   1,005,000
    Gains from Sales of Loans and Securities         -0-         -0-
    Other Operating Income                         9,000      10,000
    ----------------------------------------------------------------
    TOTAL OTHER INCOME                         1,622,000   1,293,000
    ----------------------------------------------------------------
    OTHER EXPENSES:
    Salaries and Employee Benefits             2,155,000   2,008,000
    Net Occupancy Expense of Premises            352,000     329,000
    Furniture and Equipment Expenses             578,000     561,000
    Supplies and Postage                         255,000     247,000
    Ohio Franchise Tax                           135,000     129,000
    Other Operating Expenses                   1,107,000     839,000
    ----------------------------------------------------------------
    TOTAL OTHER EXPENSES                       4,582,000   4,113,000
    ----------------------------------------------------------------
    INCOME BEFORE FEDERAL INCOME TAXES         2,544,000   2,312,000
    Federal Income Taxes                         866,000     787,000
    ----------------------------------------------------------------
    NET INCOME                                $1,678,000  $1,525,000
    ----------------------------------------------------------------

    BASIC EARNINGS PER SHARE                      $ .41      $  .36
    DILUTED EARNINGS PER SHARE                    $ .41      $  .36
    ----------------------------------------------------------------
    DIVIDENDS DECLARED PER SHARE                  $ .20      $  .16
    ----------------------------------------------------------------

Inside cover

Three column format

Directors and Officers of LNB Bancorp, Inc.

Directors

Stanley G. Pijor                 Benjamin G. Norton
Chairman of the Board            Employee and Community
LNB Bancorp, Inc. and            Relations Manager
Lorain National Bank             RELTEC Corporation

James L. Bardoner                Jeffrey F. Riddell
Retired, Former President        President
Dorn Industries, Inc.            Consumers Builders Supply Co.
                                 President and
Daniel P. Batista                Chief Executive Officer,
Attorney/Partner                 Consumeracq, Inc.
Cook & Batista Co., L.P.A.
                                 Thomas P. Ryan
Robert M. Campana                Executive Vice President
Managing Director                and Secretary/Treasurer
P.C. Campana Inc.                LNB Bancorp, Inc.
                                 Executive Vice President
Terry D. Goode                   and Secretary
Vice President                   Lorain National Bank
Lorain County Title Company
                                 T.L. Smith, M.D.
Wellsley O. Gray                 Retired Physician
Retired
                                 Eugene M. Sofranko
James F. Kidd                    President and
President and                    Chief Executive Officer
Chief Executive Officer          Lorain Glass Company, Inc.
LNB Bancorp, Inc. and
Lorain National Bank             Paul T. Stack
                                 Retired
David M. Koethe
Chairman of the Board            Leo Weingarten
The Lorain Printing Company      Retired


Directors Emeritus of Lorain National Bank

Don A. Sanborn
Retired

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

Michael D. Ireland
Senior Vice President

Emma N. Mason
Senior Vice President

James H. Weber
Senior Vice President

Mitchell J. Fallis
Vice President and
Chief Accounting Officer






Photo credit
We'd like to thank the Lorain County
Visitors Bureau and Terry Jonasson for
the use of their photos in this report.

Back Cover:
White background with black lettering

Four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

Lorain banking officers          Avon Lake banking office
Main Office                      **Avon Lake Office
457 Broadway                     240 Miller Road
Lorain, Ohio 44052               Avon Lake, Ohio 44012
244-7185                         933-2186

**Sixth Street Drive-In Office   Elyria banking offices
200 Sixth Street                 **Second Street Office
Lorain, Ohio 44052               221 Second Street
244-7242                         Elyria, Ohio 44035
                                 323-4621
**Kansas Avenue Office
1604 Kansas Avenue               **Cleveland Street Office
Lorain, Ohio 44052               801 Cleveland Street
288-9151                         Elyria, Ohio 44035
                                 365-8397
**Oberlin Avenue Office
3660 Oberlin Avenue              **Midway Mall Office
Lorain, Ohio 44053               6395 Midway Mall Blvd.
282-9196                         Elyria, Ohio 44035
                                 324-6530
**Cooper-Foster Park
Road Office                      Oberlin banking office
1920 Cooper-Foster Park Rd       **Oberlin Office
Lorain, Ohio 44053               40 E College Street
282-1252                         Oberlin, Ohio 44074
                                 775-1361
**Pearl Avenue Office
2850 Pearl Avenue                Kendal at Oberlin Office
Lorain, Ohio 44055               600 Kendal Drive
277-1103                         Oberlin, Ohio 44074
                                 774-5400
**Lake Avenue Office
42935 N. Ridge Road              Olmsted Township
Elyria Township, Ohio 44035      banking office
233-7196                         **Olmsted Township Office
                                 27095 Bagley Road
**West Park Drive Office         Olmsted Township, Ohio 44138
2130 West Park Drive             235-4600
Lorain, Ohio 44053
988-3131                         The Renaissance Office
                                 26376 John Road
Amherst banking office           Olmsted Township, Ohio 44138
**Amherst Office                 427-0041
1175 Cleveland Avenue
Amherst, Ohio 44001              Vermilion banking office
988-4423                         **Vermilion Office
                                 4455 E. Liberty Avenue
                                 Vermilion, Ohio 44089
                                 967-3124

Westlake banking offices          Community-based automated
**Crossings of Westlake, Ohio     teller machine locations
30210 Detroit Road                **Captain Larry's Marathon
Westlake, Ohio 44145              1317 State Route 60
892-9696                          Vermilion, Ohio

Westlake Village Office           **Convenient Food Mart
28550 Westlake Village Drive      5375 West Erie Avenue
Westlake, Ohio 44145              Lorain, Ohio
808-0229
                                  **Gateway Plaza
Other offices                     3451 Colorado Avenue
Executive Offices                 Lorain, Ohio
457 Broadway
Lorain, Ohio 44052                **Lakeland Medical Center
244-7123                          3700 Kolbe Road
                                  Lorain, Ohio
Administration
457 Broadway                      **Lorain County
Lorain, Ohio 44052                Community College
                                  1005 N. Abbe Road
Operations                        Elyria, Ohio
2130 West Park Drive
Lorain, Ohio 44053                **Lorain Plaza
989-3315                          Shopping Center
                                  1147 Meister Road
Human Resources                   Lorain, Ohio
2130 West Park Drive
Lorain, Ohio 44053                **Lowe's Home
989-3139                          Improvement Warehouse
                                  620 Midway Boulevard
Marketing                         Elyria, Ohio
457 Broadway
Lorain, Ohio 44052                **Midway Mall Food Court
244-7332                          3343 Midway Mall Blvd.
                                  Elyria, Ohio
Purchasing
2150 West Park Drive
Lorain, Ohio 44053
989-3260

All other departments &
information not listed
Lorain
244-6000
1-800-860-1007

Elyria/Cleveland
236-5047


Logos for FDIC Insured, Federal Home Loan Bank System, Equal Housing Lender, and LNB Bancorp, Inc.

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1998)

                          S - K Reference Number (27)




                            Financial Data Schedule