Form 10-K/A
period 1997-12-31
LNB BANCORP INC
filed 1998-06-26
CIK 737210

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

    YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 31, 1998 was approximately $79,236,000.

The number of shares of Registrant's Common Stock outstanding on May 31, 1998 was 4,122,475.

   The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1997 for the purpose of furnishing financial statements for The Lorain National Bank Employee Stock Ownership Plan and The Lorain National Bank Stock Purchase Plan:

PART II

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (3)  Exhibits:

          (99.1) Annual report on Form 11-K of The Lorain National Bank
                 Employee Stock Ownership Plan (registration number 33-65036) for the plan year ended December 31, 1997.

          (99.2) Annual report on Form 11-K of The Lorain National Bank
                 Stock Purchase Plan (registration number 33-65036) for the plan year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

Date: June 26, 1998                  By: /s/ Gregory D. Friedman
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



                                          /s/ Mitchell J. Fallis
                                          -----------------------
                                          Mitchell J. Fallis
                                          Vice President and
                                          Chief Accounting Officer


                                             2

                               LNB Bancorp, Inc.
                                  Form 10K/A

                                 Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number

   (99.1) Annual report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65036) for the plan year ended December 31, 1997.

   (99.2) Annual report on Form 11-K of The Lorain National Bank Stock Purchase Plan (registration number 33-65036) for the plan year ended December 31, 1997.