Form 10-Q
period 1998-06-30
LNB BANCORP INC
filed 1998-08-13
CIK 737210

                            Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549










  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

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

Outstanding at August 1, 1998: 4,122,575 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 1998

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Requisition 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                        Number(s)

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            5

      Condensed Consolidated Statements of                   9
        Cash Flows

      Notes to the Condensed Consolidated Financial         11
        Statements

   Item 2 - Management's Discussion and Analysis            16
            of Financial Condition and Results of
            Operations

   Item 3 - Quantitative and Qualitative Disclosures        22
            About Market Risk

Part II - Other Information

   Item 1 - Legal Proceedings                               23

   Item 2 - Changes in Securities                           23

   Item 3 - Defaults upon Senior Securities                 23

   Item 4 - Submission of matters to a Vote of              23
            Security Holders

   Item 5 - Other Information                               23

   Item 6 - Exhibits and Reports on Form 8-K                23

   Signatures                                               23

   Exhibit Index                                            24

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            1998            1997
                                            -------------   -------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 25,298,000    $ 24,273,000
Federal funds sold and other interest
 bearing instruments                            2,275,000         134,000
Securities:
 Available for sale                            37,505,000      19,336,000
 Held to maturity                              81,021,000      96,038,000
                                             ------------    ------------
Total Securities
 (Market value $119,378,000 and
  $116,197,000, respectively)                 118,526,000     115,374,000
                                             ------------    ------------
Loans:
 Portfolio loans                              332,590,000     319,666,000
 Loans available for sale                      11,148,000      11,365,000
                                             ------------    ------------
Total Loans                                   343,738,000     331,031,000
 Reserve for possible loan losses              (4,525,000)     (4,168,000)
                                             ------------    ------------
Net loans                                     339,213,000     326,863,000
                                             ------------    ------------
Bank premises and equipment, net               10,867,000      11,321,000
Intangible assets                               4,890,000       5,114,000
Other assets                                    7,325,000       7,138,000
                                             ------------    ------------
TOTAL ASSETS                                 $508,394,000    $490,217,000
                                             ============    ============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 77,810,000    $ 68,565,000
Interest-bearing deposits                     354,812,000     342,090,000
                                             ------------    ------------
Total deposits                                432,622,000     410,655,000
Federal funds purchased and Securities
   sold under agreements to repurchase         21,604,000      26,750,000
Federal Home Loan Bank advances                 2,045,000       2,045,000
Line of credit                                  1,600,000       2,200,000
Other liabilities                               3,785,000       3,582,000
                                             ------------    ------------
Total Liabilities                             461,656,000     445,232,000
                                             ------------    ------------
Shareholders' equity:
  Common stock $1.00 par:
  Shares authorized 5,000,000
  Shares issued 4,222,575 and 4,222,375,
   respectively and outstanding
   4,122,575 and 4,124,379
   respectively                                 4,222,000       4,222,000
Additional capital                             22,600,000      22,599,000
Retained earnings                              22,720,000      20,937,000
Accumulated other comprehensive income             96,000          70,000
Treasury Stock at cost, 100,000 and 97,996
   shares respectively                         (2,900,000)     (2,843,000)
                                             ------------    ------------
Total Shareholders' Equity                     46,738,000      44,985,000
                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $508,394,000    $490,217,000
                                             ============    ============

Note 1: The consolidated balance sheet at December 31, 1997 has been derived from the audited Financial Statements and condensed.

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.                     Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME                                          ----------------------
                                                     1998          1997
INTEREST INCOME                                    ----------------------
Interest and fees on loans:
 Taxable                                         $14,775,000  $13,560,000
 Tax-exempt                                           22,000       25,000
Interest and dividends on securities:
 Taxable                                           3,510,000    3,157,000
 Tax-exempt                                          102,000       71,000
Interest on Federal funds sold and other
 interest bearing instruments                         94,000       37,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             18,503,000   16,850,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                               1,078,000    1,151,000
Interest on other deposits                         5,155,000    4,417,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                               552,000      553,000
Interest on Federal Home Loan Bank advances           65,000       35,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             6,850,000    6,156,000
                                                 -----------  -----------
NET INTEREST INCOME                               11,653,000   10,694,000
Provision for possible loan losses                   425,000      250,000
                                                 -----------  -----------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                         11,228,000   10,444,000
                                                 -----------  -----------
OTHER INCOME:
Trust division income                              1,026,000      577,000
Service charges on deposit accounts                1,294,000    1,093,000
Other charges, fees and exchanges                  1,109,000    1,002,000
Other operating income                                24,000       20,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 3,453,000    2,692,000

  STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     4,503,000    4,137,000
Net occupancy expense                                671,000      643,000
Furniture and equipment expense                    1,178,000    1,126,000
Amortization of intangible assets                    224,000          -0-
Supplies and postage                                 543,000      470,000
Ohio franchise tax                                   269,000      252,000
FDIC deposit insurance premium                        25,000       22,000
Other operating expenses                           2,078,000    1,740,000
                                                ------------  -----------
TOTAL OTHER EXPENSES                               9,491,000    8,390,000
                                                ------------  -----------
INCOME BEFORE FEDERAL
 INCOME TAXES                                      5,190,000    4,746,000
FEDERAL INCOME TAXES                               1,758,000    1,626,000
                                                ------------  -----------
NET INCOME                                       $ 3,432,000  $ 3,120,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .83        $ .74
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .83        $ .74
                                                      ======       ======
 DIVIDENDS PER SHARE                                  $ .40        $ .32
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                   Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME                                         ----------------------
                                                     1998         1997
INTEREST INCOME                                   ----------------------
Interest and fees on loans:
 Taxable                                         $ 7,491,000  $ 6,918,000
 Tax-exempt                                           11,000       12,000
Interest and dividends on securities:
 Taxable                                           1,790,000    1,601,000
 Tax-exempt                                           51,000       36,000
Interest on Federal funds sold and other
 interest bearing instruments                         34,000       27,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                              9,377,000    8,594,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                                 521,000      593,000
Interest on other deposits                         2,573,000    2,245,000
Interest on securities sold under
 repurchase agreements and
 other short-term borrowings                         285,000      301,000
Interest on Federal Home Loan Bank advances           36,000       18,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             3,415,000    3,157,000
                                                 -----------  -----------
NET INTEREST INCOME                                5,962,000    5,437,000
Provision for possible loan losses                   238,000      125,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
 FOR POSSIBLE LOAN LOSSES                          5,724,000    5,312,000
                                                 -----------  -----------
OTHER INCOME:
Trust division income                                589,000      299,000
Service charges on deposit accounts                  655,000      548,000
Other charges, fees and exchanges                    572,000      542,000
Other operating income                                15,000       10,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 1,831,000    1,399,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     2,348,000    2,129,000
Net occupancy expense                                319,000      314,000
Furniture and equipment expense                      600,000      565,000
Amortization of intangible assets                    112,000          -0-
Supplies and postage                                 288,000      223,000
Ohio franchise tax                                   134,000      123,000
FDIC deposit insurance premium                        12,000       11,000
Other operating expenses                           1,096,000      912,000
                                                ------------ ------------
TOTAL OTHER EXPENSES                               4,909,000    4,277,000
                                                ------------ ------------
INCOME BEFORE FEDERAL
 INCOME TAXES                                      2,646,000    2,434,000
FEDERAL INCOME TAXES                                 892,000      839,000
                                                ------------ ------------
NET INCOME                                       $ 1,754,000  $ 1,595,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .42       $  .38
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .42       $  .38
                                                      ======       ======
 DIVIDENDS PER SHARE                                  $  .20       $  .16
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.              Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS                                        -------------------
                                                      1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:             ------------------------
 Interest received                               $18,366,000  $16,715,000
 Other income received                             3,242,000    2,696,000
 Interest paid                                    (6,720,000)  (6,013,000)
 Cash paid for salaries and benefits              (4,202,000)  (3,952,000)
 Net occupancy expense of premises paid             (485,000)    (457,000)
 Furniture and equipment expenses paid              (402,000)    (404,000)
 Cash paid for supplies and postage                 (543,000)    (470,000)
 Cash paid for other operating expenses           (2,018,000)  (2,257,000)
 Federal income taxes paid                        (1,839,000)  (1,500,000)
                                                  -----------   ----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        5,399,000    4,358,000
                                                  -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of
  securities available for sale                   17,307,000    2,130,000
 Proceeds from maturities of
  securities held to maturity                      4,401,000    7,920,000
 Purchases of securities available for sale      (24,820,000) (11,575,000)
 Purchases of securities held to maturity           (155,000)  (2,077,000)
 Net decrease in credit card loans                   544,000      439,000
 Net (increase) in long-term loans               (13,485,000) (10,252,000)
 Purchases of bank premises, equipment
  and software                                      (458,000)    (879,000)
                                                  -----------  ----------
NET CASH USED IN INVESTING ACTIVITIES            (16,666,000) (14,294,000)
                                                  -----------   ----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits              9,245,000    (4,564,000)
 Net increase in savings and
  passbook deposits                                 560,000     6,945,000
 Net increase in time deposits                   12,162,000    15,722,000
 Net (decrease) in Federal funds purchased
  and other interest bearing instruments         (5,147,000)   (1,220,000)
 Proceeds from line of credit                           -0-     2,400,000
 Payment of line of credit                         (600,000)          -0-
 Proceeds from exercise of stock options              1,000        19,000
 Purchase of Treasury Stock                         (57,000)   (2,436,000)
 Dividends paid                                  (1,731,000)   (1,448,000)
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      14,433,000    15,418,000
                                                -----------   -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                 3,166,000     5,482,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         24,407,000    18,993,000
                                                -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $27,573,000   $24,475,000
                                                ===========   ===========

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                       $3,432,000    $3,120,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                      962,000       908,000
 Amortization of deferred loan fees
  and costs, net                                    330,000       190,000
 Provision for possible loan losses                 425,000       250,000
 Amortization of Intangible Assets                  224,000           -0-
 (Increase)in accrued interest receivable          (124,000)     (127,000)
 (Increase) in other assets                          (2,000)     (226,000)
 Increase in accrued interest payable               130,000       143,000
 Increase in accrued taxes,
  expenses and other liabilities                    156,000        52,000
 Others, net                                       (134,000)       48,000
                                                -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $5,399,000    $4,358,000
                                                ===========   ===========







See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.                   Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at June 30, 1998, compared to December 31, 1997 and the results of its operations and cash flows for the six months ending June 30, 1998 compared to the same period in 1997. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 1998, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1997 Annual Report to Shareholders.

The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

2.  PER SHARE DATA

Earnings per common and common equivalent shares (stock options) have been computed using the weighted average number of shares outstanding during each period after giving consideration to the dilutive effect of incentive stock options and a two percent stock dividend in 1997.

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share, for entities with publicly held common stock or potential common stock.

In accordance with SFAS No. 128, Earnings per share is calculated as follows:
                                For the 6 Months ended June 30, 1998
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount

Net Income                      $3,432,000

Basic EPS
Income available to
 common stockholders            $3,432,000        4,123,078      $ .83
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            9,878
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $3,432,000        4,132,956      $ .83
                                ==========        =========      =====

                                For the 6 Months ended June 30, 1997
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount

Net Income                      $3,120,000

Basic EPS
Income available to
 common stockholders            $3,120,000        4,205,534      $ .74
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-           11,038
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $3,120,000        4,216,572      $ .74
                                ==========        =========      =====

                                For the 3 Months ended June 30, 1998
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount

Net Income                      $1,754,000

Basic EPS
Income available to
 common stockholders            $1,754,000        4,123,078      $ .42
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            9,878
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,754,000        4,132,956      $ .42
                                ==========        =========      =====

                                For the 3 Months ended June 30, 1997
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount

Net Income                      $1,595,000

Basic EPS
Income available to
 common stockholders            $1,595,000        4,205,534      $ .38
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-           11,038
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,595,000        4,216,572      $ .38
                                ==========        =========      =====
3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Corporation's comprehensive income for the six months ended June 30, 1998 and 1997 are as follows:

                               For the six months ended June 30,
                                    1998                1997
                               --------------------------------
Net income                      $3,432,000          $3,120,000
Other comprehensive income:
 Unrealized gain on securities
 available for sale, net of tax
 of $49,000 and $11,000             96,000              22,000
                                -----------         -----------
Comprehensive Income            $3,528,000          $3,142,000

The Corporation's comprehensive income for the three months ended June 30, 1998 and 1997 are as follows:

                               For the three months ended June 30,
                                    1998                1997
                               ------------------------------------
Net income                      $1,754,000          $1,595,000
Other comprehensive income:
 Unrealized gain on securities
 available for sale, net of tax
 of $14,000 and $24,000             27,000              46,000
                                -----------         ------------
Comprehensive Income            $1,781,000          $1,641,000

4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Corporation adopted SFAS No. 131 "Disclosures about segments of an Enterprise and Related Information" on January 1, 1998. This statement provides accounting and reporting standards for the way public business are to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders in years following the initial year of adoption. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Corporate management has determined that adoption of SFAS No. 131 will have no increase in reporting and disclosure requirements.

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first half of 1998. In the first half of 1998, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $18,177,000 during the first half of 1998, to $508,394,000. This growth was funded by increases in demand deposits, savings deposits, and certificates of deposit.

Federal funds sold and other interest bearing investments increased by $2,141,000 during the first six months of 1998.

Total securities increased $3,152,000 ending the first half at $118,526,000. At June 30, 1998 gross unrealized gains (losses) in the investment portfolio were approximately $864,000 and ($12,000), respectively.

Net loans increased $12,350,000 during the first half to $339,213,000 at
June 30, 1998.   This loan increase was supported by a spring and summer
home equity loan sale program. This home equity sale program resulted in new loans totaling over $8 million. The reserve for possible loan losses ended the quarter at $4,525,000 supported by a provision for loan losses of $425,000, recoveries of $99,000 and loan charge-offs of 167,000. The reserve for possible loan losses as a percentage of ending loans was 1.26% and 1.32% at December 31, 1997 and June 30, 1998, respectively. Corporate Management believes that the reserve for possible loan losses as a percentage of ending loans at June 30, 1998 remains at an appropriate level as the ratio of the reserve for possible loan losses to nonperforming assets remains at a relatively low level at 336.6% as of June 30, 1998. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

Nonperforming assets at June 30, 1998 totaled $1,344,000, up from $1,078,000 at March 31, 1998. The second quarter increase in nonperforming assets of $266,000 resulted from loans being brought current in the amount of $113,000 loans charged-off in the amount of $24,000 liquidations of nonaccrual loans of $143,000 and increases in nonaccrual loans of $546,000.

The level of nonperforming assets increased $563,000 during the first quarter 1998. The first quarter increase is the result of a net increase in nonaccrual loans plus a decrease in other real estate owned in the amount of $90,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $12,000 which have been paid off and brought current and increases in nonaccrual principal balances of $515,000. The increase in nonaccrual loans in the first quarter of 1998 was due primarily to six commercial loan customers and one mortgage loan customer.

The level of nonperforming assets at June 30, 1998 remained at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/98  03/31/98  12/31/97  09/30/97
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $1,344    $1,078    $  425    $  882
  Restructured                   0         0         0         0
  Other Real Estate Owned        0         0        90         0
                            ------    ------    ------    ------
Total Nonperforming Assets  $1,344    $1,078    $  515    $  882
                            ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets      336.6%    404.4%    809.3%    488.1%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                      421       645       461       919
                            ======    ======    ======    ======


Potential problem loans are those loans identified on management's watch list in which management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrower's financial condition. At June 30, 1998, potential problem loans totaled $7,259,000, a decrease of $1,505,000 from the December 31, 1997 balance. The decrease in potential problem loans during 1998 is primarily due to a reduction in the gross amount of potential problem loans plus transfers of potential problem loans to the 90 day past due classification and nonaccrual status.

Potential problem loans at June 30, 1998 are primarily comprised of three large creditors that the Bank is reviewing. Approximately $4,500,000 of the potential problem loan balance relates to the extension of credit to a company that has a significant amount of business activity in Southeast Asia. The Bank is monitoring these credits while the creditor is pursuing potential equity partners. Another $1,500,000 in potential problem loans relates to credit extended to finance the development of a single-family dwelling subdivision. These credits are being monitored by management as
the creditor liquidates their position through home sales.   Another
$1,600,000 of the potential problem loans relates to the extension of credit to a recreational entertainment center. These credits are being monitored by management which has noted an increase in net earnings for the first and second quarters of 1998. Management does not anticipate any charge-offs relative to these potential problem loans which would deplete the current reserve to the point where the current year provision of $800,000 would have to be increased.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 1998 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $80,633,000 and $68,706,000 at June 30, 1998 and December 31,
1997, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second quarter of 1998. Mortgage and commercial construction loan demand increased in the second quarter of 1998 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $21,967,000 during the first half to $432,622,000. Non-interest bearing deposits increased to $77,810,000, at June 30, 1998 for an increase of $9,245,000, while interest bearing deposits climbed to $354,812,000 for an increase of $12,722,000.
Federal funds sold and securities sold under agreements to repurchase decreased $5,746,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 1998, short-term security investments with maturities of one year or less totalled $37,116,000, which represented 31.3% of total securities. Adding cash and due from banks of $25,298,000, and Federal Funds sold and other interest bearing instruments of $2,275,000, total liquid assets represented 12.7% of total assets.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $46,738,000, at June 30, 1998. The increase resulted primarily from $3,432,000 of net income generated from the first half of operations less a cash dividend payable to shareholders of $1,649,000. The slight decrease in interest rates experienced in the first half of 1998 has caused a increase in the overall market value of available for sale securities which resulted in an increase in shareholders' equity of $27,000 at June 30, 1998. During the first half of 1998, LNB Bancorp, Inc. reduced its stockholders' equity by purchasing 2,004 shares of its common stock at a cost of $57,000. As of June 30, 1998, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 1998 and 1997 follow.
                                                            June 30,
                                                     ---------------------
                                                      1998           1997
                                                     ------         ------
      Tier I capital ratio                           13.19%         16.13%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            14.44%         17.38%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.47%          9.81%
      Required leverage ratio                         3.00%          3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 1998 increased $1,212,000 when compared to the first half of 1997. Increased loan income was the result of the net increase in the loan portfolio of $32,000,000 offset slightly by decreases in interest rates. Interest and dividends on securities was $3,612,000 for the first half of 1998 for an increase of $384,000 over the same period in 1997. Interest and dividends on securities represented 19.5% of total interest income at June 30, 1998 compared to 19.2% at June 30, 1997. Interest on Federal funds sold and other interest bearing instruments was $94,000 at June 30, 1998 compared to $37,000 at June 30, 1997. The increase resulted from higher interest rates plus an increase in the average balance invested in these forms of financial instruments.

Total interest expense increased by $694,000 when compared to the first half of 1997. The purchase of three branch offices from KeyBank National Association on September 15, 1997 increased the volume of Checkinvest accounts and statement savings and certificates of deposit, contributing to the increase in total interest expense. Also, total interest expense for the first half of 1998 was impacted by decreases in interest rates paid on certificate of deposit accounts when compared to the first half of 1997.

Total other income increased by $761,000 when compared to the first half of 1997. This increase resulted from increases in income from fiduciary fees of $449,000, increases in service charges of $201,000 and increases in other service charges, exchanges and fees of $107,000. The increase in fiduciary fees results in part by the realization of certain one-time fee income and from increases in the volume of Trust assets under management. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges, exchanges and fees is due to increases in ATM fee income.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the six months ended June 30, 1998
was $9,491,000, 13.1% above the first six months of 1997.   This increase
was due primarily to certain one-time consulting expenses incurred in the first half of 1998, increases in salaries and benefits, increases in credit card and merchant expenses plus the operating expenses of two additional branch offices acquired from KeyBank and the related intangible amortization expenses.

The effective tax rate decreased from 34.3% during the first half of 1997 to 33.9% during the first half of 1998. The decrease in the effective tax rate is due primarily to the increases in tax exempt interest income. Net income was $3,432,000 and $3,120,000 for the six months ended June 30, 1998 and 1997, respectively. Net income per share after adjusting for the two percent stock dividend in 1997 was $.83 and $.74 for the six months ended June 30, 1998 and 1997, respectively.

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

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1998 through 1999 will not exceed $100,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next two years to have a material effect on the financial position, liquidity or results of operations.

To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. During 1998, the Corporation is well on its way in the testing and evaluation of systems for year 2000 compliance. The Corporation plans to complete testing of internal mission critical systems by December 31, 1998. The Corporation provides quarterly updates to the Board of Directors regarding the status of the year 2000 issue. The project completion date for the year 2000 issue is slated for June, 1999.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities"
Implementation date by the Corporation: January 1, 1999
Impact on the Corporation: This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires entities to recognize all derivatives as either assets or liabilities with those instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier adoption, however, is permitted. At the present time, the Corporation has not fully analyzed the effect of the adoption of SFAS No. 133 on the Corporations's consolidated financial statements. However, management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Corporation's consolidated financial statements. The adoption date of SFAS No. 133 will be determined after the pronounement's impast has been fully analyzed. This analysis will be completed prior to December 31, 1998.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 1998.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)


Date: August 11, 1998                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: August 11, 1998                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis,
                                         Vice President and
                                         Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                   Exhibit



      (11) Computation of Shares Used for Earnings Per Share Calculations Footnote 2 Earnings Per Share on pages 12-13 of this Form 10Q is incorporated by reference.

      (13) Second Quarter Report to Shareholders of LNB Bancorp, Inc. June 30, 1998 - EDGAR Version

      (27)         Financial Data Schedule

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 1998)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 1998)
                              EDGAR Version



DESCRIPTION:
Three sided pamphlet: Outside cover second quarter 1998 LNB Bancorp, Inc., "Familiar Faces...Friendly places" among 15 assorted pictures.

Inside contains: Message to shareholders, Unaudited EDGAR version
Consolidated Balance Sheets for period ending June 30, 1998 and June 30, 1997, respectively, unaudited EDGAR version Consolidated Statements of Income for the Six Months ended June 30, 1998 and June 30, 1997, respectively, news release for new Village of LaGrange branch office, and the list of Banking Offices & ATMs.

   Message to Our Shareholders

    It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary, Lorain National Bank, after the first half of 1998. LNB Bancorp, Inc. and its wholly owned subsidiary, Lorain National Bank, reported consolidated assets exceeded $500 million for the first time in their history. Consolidated assets for LNB Bancorp, Inc. and Lorain National Bank, reached a record $508.4 million at June 30, 1998.

    We are pleased to announce that earnings have increased 10 percent for the first half of the year, compared to the same period one year ago. Earnings for the first six months of 1998 reached $3,432,000, up from $3,120,000 during the first half of 1997.

    Basic earnings per share for the first half of 1998 reached $.83, a
   12.2 percent increase over the $.74 amount reported for the first half of 1997. Earnings for the first half of 1998 were higher than a year ago because of higher net interest income and other non-interest income, offset in part by higher operating expenses.

    Year to date cash dividends declared to shareholders increased 24.5 percent over the comparative period in 1997. Total shareholders' equity also increased $3.1 million to $46.7 million during the twelve months ended June 30, 1998. Total shareholders' equity, as a percentage of total assets, reached 9.2 percent at June 30, 1998.

    Total assets rose 11.2 percent to $508.4 million as of June 30, 1998, as compared to one year ago. Net loans increased by $32 million to $339.2 at June 30, from one year ago. The loan increase was the result of a recent home equity loan sale program plus increases in commercial, mortgage and consumer lending.

    We are pleased to report that our Dividend Reinvestment Plan continues to grow. More than 35 percent of our shareholders are now participating in the plan.

    As we announced in the first quarter report, the planning and construction of our new branch office in LaGrange is now complete. We look forward to serving our communities and customers in the southern part of Lorain County.

    In the graphs presented below, we are pleased to show increases in total assets and total shareholders' equity at June 30 from 1994 through 1998 and basic earnings per share for the first half, from 1994 through 1998.

    We thank you for your continued support and look forward to addressing you after the completion of our third quarter of operations.

    Sincerely,

    /s/ J. F. Kidd                               /s/ Stanley G. Pijor
   ------------------------                     -----------------
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


                                   Total Shareholders'   Basic Earnings
              Total Assets                Equity           Per Share
  Year     Millions of Dollars     Millions of Dollars      Dollars

  1998           $508.4                    $46.7             $0.83
  1997           $457.0                    $43.6             $0.74
  1996           $424.5                    $42.4             $0.67
  1995           $413.2                    $39.0             $0.56
  1994           $394.0                    $36.2             $0.53


*Adjusted for stock dividends and splits

Consolidated Balance Sheets

                                                      June 30
                                                --------------------------
                                                    1998          1997
                                                ------------  ------------
ASSETS:
Cash and Due From Banks                       $ 25,298,000  $ 24,240,000
Federal Funds Sold and other Interest Bearing
  Instruments                                    2,275,000       235,000
Securities Available for Sale                   37,505,000    14,346,000
Investment Securities                           81,021,000    94,229,000
Loans                                          343,738,000   311,568,000
Reserve for Possible Loan Losses                (4,525,000)   (4,238,000)
--------------------------------------------------------------------------
NET LOANS                                      339,213,000   307,330,000
--------------------------------------------------------------------------
Premises and Equipment (net)                    15,757,000    10,876,000
Other Assets                                     7,325,000     5,733,000
--------------------------------------------------------------------------
TOTAL ASSETS                                  $508,394,000  $456,989,000
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-Interest Bearing Deposits                 $ 77,810,000  $ 59,238,000
Interest Bearing Deposits                      354,812,000   325,245,000
--------------------------------------------------------------------------
TOTAL DEPOSITS                                 432,622,000   384,483,000
--------------------------------------------------------------------------
Securities Sold under Repurchase
  Agreements and Other Short-term Borrowings    23,204,000    24,566,000
Federal Home Loan Bank Advances                  2,045,000     1,095,000
Other Liabilities                                3,785,000     3,255,000
--------------------------------------------------------------------------
TOTAL LIABILITIES                              461,652,000   413,399,000
--------------------------------------------------------------------------
Common stock                                     4,222,000     4,222,000
Additional capital                              22,600,000    22,597,000
Retained Earnings                               22,720,000    19,185,000
Accumulated Other Comprehensive Income              96,000        22,000
Treasury Stock at Cost                          (2,900,000)   (2,436,000)
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      46,738,000    43,590,000
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $508,394,000  $456,989,000
--------------------------------------------------------------------------
(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                    Six Months Ended
                                                         June 30
                                                  ------------------------
                                                      1998          1997
                                                  ------------------------
INTEREST INCOME:
Interest and Fees on Loans                       $14,797,000  $13,585,000
Interest and Dividends on Securities:              3,612,000    3,231,000
Interest on Federal Funds Sold                        94,000       34,000
--------------------------------------------------------------------------
TOTAL INTEREST INCOME                             18,503,000   16,850,000
--------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                               6,233,000    5,568,000
Interest on Securities Sold under Repurchase
 Agreements and Other Short-Term Borrowings          552,000      553,000
Interest on Federal Home Loan Bank Advances           65,000       35,000
--------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                             6,850,000    6,156,000
--------------------------------------------------------------------------
NET INTEREST INCOME                               11,653,000   10,694,000
Provision for Loan Losses                            425,000      250,000
--------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       11,228,000   10,444,000
--------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                            1,026,000      577,000
Fees and Service Charges                           2,403,000    2,095,000
Gains From Sales of Loans and Securities                 -0-          -0-
Other Operating Income                                24,000       20,000
--------------------------------------------------------------------------
TOTAL OTHER INCOME                                 3,453,000    2,692,000
--------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                     4,503,000    4,137,000
Net Occupancy Expense of Premises                    671,000      643,000
Furniture and Equipment Expenses                   1,178,000    1,126,000
Supplies and Postage                                 543,000      470,000
Ohio Franchise Tax                                   269,000      252,000
Other Operating Expenses                           2,327,000    1,762,000
--------------------------------------------------------------------------
TOTAL OTHER EXPENSES                               9,491,000    8,390,000
--------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES                 5,190,000    4,746,000
--------------------------------------------------------------------------
Federal Income Taxes                               1,758,000    1,626,000
--------------------------------------------------------------------------
NET INCOME                                        $3,432,000   $3,120,000
--------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                               $ .83        $ .74
-------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                             $ .83        $ .74
-------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                           $ .40        $ .32

Inside cover

LNB's LaGrange office
our newest friendly place

Lorain National Bank has opened its 21st banking office in the Village of LaGrange. The office features a staff of seven employees, including five tellers, a customer service representative and a lending officer who will manage the facility.

"Our newest office will allow us to better meet the needs of the growing community of LaGrange and surrounding area," said James F. Kidd, president and chief executive officer.

"Most of our LaGrange staff lives in town or in nearby communities, which helps us fit into a community that's expressed an interest in supporting a responsive, local bank like ours."

The bank branch also features a three-lane drive-in equipped with a drive-up ATM, safe deposit boxes and a night depository.

Carrie Hartman, assistant vice president and LaGrange branch manager, is a resident of LaGrange and has more than 15 years of banking experience.

Lorain National Bank's new LaGrange office officially opened for business on Monday, July 13, 1998. The bank's 21st branch office opening was celebrated with new account gifts and a grand prize drawing for $500 in groceries at the nearby Sentinel Square IGA.

Home equity loan sale
spring event net $8 million in new credit

Low rates leave a lasting impression. Word of our 7.75% APR variable and low fixed rate home equity loans and line of credit could be found on billboards, newspaper ads, mailers and on the radio throughout the spring. More than $8 million in loans and lines of credit were booked during our Special Loan Sale.

Lorain National booked more than $8 million in home equity loans and extended lines of credit during a three-month loan sale ending June 30.

Spring is always a heavy lending season thanks to annual home improvements, new car buying and debt consolidation. But Lorain National far exceeded its home equity sales goals thanks to excellent rates, a dedicated sales effort by the lending staff and a strong marketing message.

Look for more home equity news this fall when Lorain National participates in the back-to-school, fall home fix-up borrowing season.

Back Cover:
White background with black lettering

Four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

Lorain banking officers          Elyria banking offices
Main Office                      **Cleveland Street Office
457 Broadway                     801 Cleveland Street
Lorain, Ohio 44052               Elyria, Ohio 44035
(440)244-7185                    (440)365-8397

**Sixth Street Drive-In Office   **Lake Avenue Office
200 Sixth Street                 42935 N. Ridge Road
Lorain, Ohio 44052               Elyria Township, Ohio 44035
(440)244-7242                    (440)233-7196

**Cooper Foster Park              **Midway Mall Office
Road Office                       6395 Midway Mall Blvd.
1920 Cooper Foster Park Rd        Elyria, Ohio 44035
Lorain, Ohio                      (440)324-6530
(440)282-1252
                                  **Second Street Office
**Kansas Avenue Office            221 Second Street
1604 Kansas Avenue                Elyria, Ohio 44035
Lorain, Ohio                      (440)323-4621
(440)288-9151
                                  Village of Lagrange
**Oberlin Avenue Office           banking office
3660 Oberlin Avenue               **Village of LaGrange Office
Lorain, Ohio 44053                546 North Center Street
(440)282-9196                     Village of LaGrange, Ohio 44050
                                  (440)355-6734
**Pearl Avenue Office
2850 Pearl Avenue                  Oberlin banking office
Lorain, Ohio 44055                 **Oberlin Office
(440)277-1103                      40 E. College Street
                                   Oberlin, Ohio 44074
**West Park Drive Office           (440)775-1361
2130 West Park Drive
Lorain, Ohio 44053                 Kendal at Oberlin Office
(440)989-3131                      600 Kendal Drive
                                   Oberlin, Ohio 44074
Amherst banking office             (440)774-5400
**Amherst Office
1175 Cleveland Avenue              Olmsted Township
Amherst, Ohio                      banking office
(440)988-4423                      **Olmsted Township Office
                                   27095 Bagley Road
Avon Lake banking office           Olmsted Township, Ohio 44138
**Avon Lake Office                 (440)235-4600
240 Miller Road
Avon Lake, Ohio 44012              The Renaissance Office
(440)933-2186                      26376 John Road
                                   Olmsted Township, Ohio 44138
                                   (440)427-0041

Vermilion banking office          Community-based automated
**Vermilion Office                teller machine locations
4455 E. Liberty Avenue            **Captain Larry's Marathon
Vermilion, Ohio 44089             1317 State Route 60
(440)967-3124                     Vermilion, Ohio

Westlake banking offices          **Convenient Food Mart
**Crossing of Westlake, Office    5375 West Erie Avenue
30210 Detroit Road                Lorain, Ohio
Westlake, Ohio 44145
(440)892-9696
                                  **Gateway Plaza
Westlake Village Office           3451 Colorado Avenue
28550 Westlake Village Drive      Lorain, Ohio
Westlake, Ohio 44145
(440)808-0229                     **Lakeland Medical Center
                                  3700 Kolbe Road
Other offices                     Lorain, Ohio
Executive Offices
457 Broadway                      **Lorain County
Lorain, Ohio 44052                Community College
(440)244-7123                     1005 N. Abbe Road
                                  Elyria, Ohio
Administration
457 Broadway                      **Lorain Plaza
Lorain, Ohio 44052                Shopping Center
(440)244-7253                     1147 Meister Road
                                  Lorain, Ohio
Operations
2130 West Park Drive              **Lowe's Home
Lorain, Ohio 44053                Improvement Warehouse
(440)989-3315                     620 Midway Boulevard
                                  Elyria, Ohio
Human Resources
2130 West Park Drive              **Midway Mall Food Court
Lorain, Ohio 44053                3343 Midway Mall Blvd.
(440)989-3139                     Elyria, Ohio

Marketing
457 Broadway
Lorain, Ohio 44052
(440)244-7332

Purchasing
2150 West Park Drive
Lorain, Ohio 44053
(440)989-3260

All other departments &
information not listed
Lorain
(440)244-6000                     Logos for FDIC Insured, Federal Home
Toll Free                         Loan Bank System, Equal Housing Lender
1-800-860-1007                    and LNB Bancorp, Inc.

Elyria/Cleveland
(440) 236-5047

                                   LNB Bancorp, Inc.

                                 Exhibit to Form 10 - Q

                       (For the six months ended June 30, 1998)

                              S - K Reference Number (27)



                                Financial Data Schedule