Form 10-Q
period 1998-09-30
LNB BANCORP INC
filed 1998-11-13
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

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

Outstanding at October 25, 1998: 4,122,575 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1998

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.01-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        11

   Item 2 - Management's Discussion and Analysis          16
            of Financial Condition and Results of
            Operations

   Item 3 - Quantitative and Qualitative Disclosures      24
            About Market Risk

Part II - Other Information

   Item 1 - Legal Proceedings                             25

   Item 2 - Changes in Securities                         25

   Item 3 - Defaults upon Senior Securities               25

   Item 4 - Submission of matters to a Vote of            25
            Security Holders

   Item 5 - Other Information                             25

   Item 6 - Exhibit and Reports on Form 8-K               25

   Signatures                                             25

   Exhibit Index                                          26

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                             SEPTEMBER 30,   DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS             1998           1997
                                             -------------   -------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 22,054,000    $ 24,273,000
Federal funds sold and other interest
 bearing instruments                            3,936,000         134,000
Securities:
 Available for sale                            46,914,000      19,336,000
 Held to maturity                              71,003,000      96,038,000
                                             -------------   -------------
Total Securities                              117,917,000     115,374,000
(Market Value $119,296,000 and               -------------   -------------
    $116,197,000 respectively)

Loans:
 Portfolio Loans                              351,431,000     319,666,000
 Loans available for sale                      10,368,000      11,365,000
                                             -------------   -------------
Total loans                                   361,799,000     331,031,000
 Reserve for possible loan losses              (4,675,000)     (4,168,000)
                                             -------------   -------------
Net loans                                     357,124,000     326,863,000
                                             -------------   -------------
Bank premises and equipment, net               10,784,000      11,321,000
Intangible assets                               4,778,000       5,114,000
Accrued interest receivable and other assets    7,018,000       7,138,000
                                             -------------   -------------
TOTAL ASSETS                                 $523,611,000    $490,217,000
                                             =============   =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 74,543,000    $ 68,565,000
Interest-bearing deposits                     358,765,000     342,090,000
                                             -------------   -------------
Total deposits                                433,308,000     410,655,000
                                             -------------   -------------
Federal funds purchased and Securities
 sold under agreements to repurchase           34,622,000      26,750,000
Federal Home Loan Bank advances                 2,045,000       2,045,000
Line of Credit                                  1,600,000       2,200,000
Accrued taxes, expenses and other liabilities   3,868,000       3,582,000
                                             -------------   -------------
Total Liabilities                             475,443,000     445,232,000
                                             -------------   -------------

Shareholders' equity:
  Common stock $1.00 par:
  Shares authorized 5,000,000
  Shares issued 4,222,575 and 4,222,375,
  respectively and outstanding
  4,122,575 and 4,124,379,
  respectively                                  4,222,000       4,222,000
Additional capital                             22,602,000      22,599,000
Retained earnings                              23,681,000      20,937,000
Accumulated other comprehensive income            563,000          70,000
Treasury Stock at cost, 100,000 and 97,996
 shares respectively                           (2,900,000)     (2,843,000)
                                             -------------   -------------
Total Shareholders' Equity                     48,168,000      44,985,000
                                             -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $523,611,000    $490,217,000
                                             =============   =============

NOTE 1: The consolidated balance sheet at December 31, 1997 has been derived from the audited Financial Statements and condensed.

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.                   UNAUDITED

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME                                       -------------------------
                                                     1998         1997
INTEREST INCOME:                                 ------------ ------------
Interest and fees on loans:
 Taxable                                         $22,720,000  $20,725,000
 Tax-exempt                                           32,000       37,000
Interest and dividends on securities:
 Taxable                                           5,317,000    4,818,000
 Tax-exempt                                          151,000      107,000
Interest on Federal funds sold and other
 interest bearing instruments                        113,000       63,000
                                                 ------------ ------------
TOTAL INTEREST INCOME                             28,333,000   25,750,000
                                                 ------------ ------------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                               1,742,000    1,733,000
Interest on other deposits                         7,706,000    6,747,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          882,000      925,000
Interest on Federal Home Loan Bank advances           98,000       53,000
                                                 ------------ ------------
TOTAL INTEREST EXPENSE                            10,428,000    9,458,000
                                                 ------------ ------------
NET INTEREST INCOME                               17,905,000   16,292,000
Provision for possible loan losses                 1,263,000      375,000
                                                 ------------ ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                         16,642,000   15,917,000
                                                 ------------ ------------
OTHER INCOME:
Trust division income                              1,358,000      955,000
Service charges on deposit accounts                1,993,000    1,690,000
Other charges, fees and exchanges                  1,711,000    1,555,000
Other operating income                                49,000       36,000
                                                 ------------ ------------
TOTAL OTHER INCOME                                 5,111,000    4,236,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     6,576,000    6,321,000
Net occupancy expense                              1,005,000      957,000
Furniture and Equipment Expense                    1,617,000    1,719,000
Amortization of intangible assets                    355,000       18,000
Supplies and postage                                 790,000      725,000
Ohio Franchise Tax                                   353,000      367,000
FDIC deposit insurance premium                        38,000       30,000
Other operating expenses                           3,071,000    2,728,000
                                                 ------------ ------------
TOTAL OTHER EXPENSES                              13,805,000   12,865,000
                                                 ------------ ------------
INCOME BEFORE FEDERAL INCOME TAXES                 7,948,000    7,288,000
FEDERAL INCOME TAXES                               2,690,000    2,508,000
                                                 ------------ ------------
NET INCOME                                       $ 5,258,000  $ 4,780,000
                                                 ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ 1.27       $ 1.14
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ 1.27       $ 1.14
                                                      ======       ======
 DIVIDENDS PER SHARE                                  $  .61       $  .49
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                     SEPTEMBER 30,
OF INCOME                                      --------------------------
                                                   1998          1997
INTEREST INCOME                                ------------  ------------
Interest and fees on loans:
 Taxable                                       $ 7,945,000   $ 7,165,000
 Tax-Exempt                                         10,000        12,000
Interest and dividends on securities:
 Taxable                                         1,808,000     1,661,000
 Tax-Exempt                                         49,000        36,000
Interest on Federal funds sold and other
 interest bearing instruments                       18,000        26,000
                                               ------------   -----------
TOTAL INTEREST INCOME                            9,830,000     8,900,000
                                               ------------   -----------
INTEREST EXPENSE:
Interest on certificates of deposit
 of $100,000 or more                               664,000       582,000
Interest on other deposits                       2,551,000     2,330,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings        330,000       372,000
Interest on Federal Home Loan Bank advances         33,000        18,000
                                               ------------   -----------
TOTAL INTEREST EXPENSE                           3,578,000     3,302,000
                                               ------------   -----------
NET INTEREST INCOME                              6,252,000     5,598,000
Provision for possible loan losses                 838,000       125,000
NET INTEREST INCOME AFTER PROVISION            ------------   -----------
 FOR POSSIBLE LOAN LOSSES                        5,414,000     5,473,000
                                               ------------   -----------
OTHER INCOME:
Trust division income                              332,000       378,000
Service charges on deposit accounts                699,000       597,000
Other charges, fees and exchanges                  602,000       553,000
Other operating income                              25,000        16,000
                                               ------------   -----------
TOTAL OTHER INCOME                               1,658,000     1,544,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                    2,073,000     2,184,000
Net occupancy expense                               334,000       314,000
Furniture and equipment expense                     439,000       593,000
Amortization of intangible assets                   131,000        18,000
Supplies and postage                                247,000       255,000
Ohio Franchise Tax                                   84,000       115,000
FDIC deposit insurance premium                       13,000         8,000
Other operating expenses                            993,000       988,000
                                                ------------  ------------
TOTAL OTHER EXPENSES                              4,314,000     4,475,000
                                                ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                2,758,000     2,535,000
 FEDERAL INCOME TAXES                               932,000       882,000
                                                ------------  ------------
    NET INCOME                                  $ 1,826,000   $ 1,660,000
                                                ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                            $  .44       $  .40
                                                     ======       ======
 DILUTED EARNINGS PER SHARE                          $  .44       $  .40
                                                     ======       ======
 DIVIDENDS PER SHARE                                 $  .21       $  .17
                                                     ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.                  Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS                                   -------------------------
                                                    1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------ ------------
 Interest received                              $27,947,000  $25,061,000
 Other income received                            4,883,000    4,221,000
 Interest paid                                  (10,277,000)  (9,315,000)
 Cash paid for salaries and benefits             (6,320,000)  (6,310,000)
 Net occupancy expense of premises paid            (744,000)    (675,000)
 Furniture and equipment expenses paid             (597,000)    (627,000)
 Cash paid for supplies and postage                (790,000)    (725,000)
 Cash paid for other operating expenses          (2,011,000)  (3,132,000)
 Federal income taxes paid                       (2,798,000)  (2,311,000)
                                                ------------- ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        9,293,000    6,187,000
                                                ------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                              9,278,000    3,280,000
 Proceeds from maturities of
  securities held to maturity                    27,366,000   11,979,000
 Purchase of securities available for sale      (38,938,000) (22,120,000)
 Purchase of securities held to maturity           (155,000)  (4,201,000)
 Net decrease in credit card loans                  600,000      430,000
 Net (increase) in long-term loans              (32,427,000) (30,672,000)
 Purchases of bank premises, equipment
  and intangible assets                            (756,000)  (7,075,000)
 Proceeds from sales of bank premises
  and equipment                                       7,000        9,000
                                                ------------- ------------
NET CASH USED IN INVESTING ACTIVITIES           (35,025,000) (48,370,000)
                                                ------------- ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  noninterest-bearing deposits                    5,978,000    1,747,000
 Net increase (decrease) in savings
  and passbook deposits                          (3,168,000)  12,349,000
 Net increase in time deposits                   19,843,000   41,627,000
 Net increase in Federal funds purchased and
  other interest bearing instruments              7,872,000      144,000
 Proceeds from line of credit                           -0-    2,400,000
 Payment of line of credit                         (600,000)         -0-
 Proceeds from exercise of stock options              3,000       19,000
 Purchase of Treasury Stock                         (57,000)  (2,583,000)
 Dividends paid                                  (2,556,000)  (2,110,000)
                                                ------------- ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      27,315,000   53,593,000
                                                ------------- ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 1,583,000   11,410,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         24,407,000   18,993,000
                                                ------------- ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $25,990,000  $30,403,000
                                                ============ ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                       $5,258,000    $4,780,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                    1,281,000     1,356,000
 Amortization of deferred loan fees
  and costs, net                                    796,000       285,000
 Provision for possible loan losses               1,263,000       375,000
 Amortization of Intangible Assets                  355,000        18,000
 (Increase)in accrued interest receivable          (371,000)     (697,000)
 (Increase) in other assets                         537,000       (92,000)
 Increase in accrued interest payable               151,000       143,000
 Increase (decrease) in accrued taxes,
  expenses and other liabilities                    161,000       (18,000)
 Others, net                                       (138,000)       37,000
                                                -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $9,293,000    $6,187,000
                                                ===========   ===========



See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.                    Unaudited

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at September 30, 1998, compared to December 31, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1998 compared to the same period in 1997. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 1998, the unaudited condensed consolidated statements of income for the nine months and three months ended September 30, 1998 and 1997 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

Earnings per share is calculated as follows:

                                 For the 9 Months ended September 30, 1998
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $5,258,000

 Basic EPS
 Income available to
  common stockholders            $5,258,000        4,122,952      $1.27

 Effect of Dilutive Securities
 Incentive Stock Options                -0-            9,648        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $5,258,000        4,132,600      $1.27
                                 ==========        =========      =====

                                 For the 9 Months ended September 30, 1997
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $4,780,000

 Basic EPS
 Income available to
  common stockholders            $4,780,000        4,182,228      $1.14

 Effect of Dilutive Securities
 Incentive Stock Options                -0-           10,650        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $4,780,000        4,192,878      $1.14
                                 ==========        =========      =====

                                 For the 3 Months ended September 30, 1998
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $1,826,000

 Basic EPS
 Income available to
  common stockholders            $1,826,000        4,122,525      $ .44

 Effect of Dilutive Securities
 Incentive Stock Options                -0-            9,648        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $1,826,000        4,132,173      $ .44
                                 ==========        =========      =====

                                 For the 3 Months ended September 30, 1997
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $1,660,000

 Basic EPS
 Income available to
  common stockholders            $1,660,000        4,182,228      $ .40

 Effect of Dilutive Securities
 Incentive Stock Options                -0-           10,650        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $1,660,000        4,192,878      $ .40
                                 ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Corporation's comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                               For the nine months ended September 30,
                                    1998                1997
                               --------------------------------
Net income                      $5,258,000          $4,780,000
Other comprehensive income:
 Unrealized gain on securities
 available for sale, net of tax
 of $290,000 and $20,000           563,000              38,000
                                -----------         -----------
Comprehensive Income            $5,821,000          $4,818,000

The Corporation's comprehensive income for the three months ended
September 30, 1998 and 1997 are as follows:

                               For the three months ended September 30
                                    1998                1997
                               ------------------------------------
Net income                     $1,826,000          $1,660,000
Other comprehensive income:
 Unrealized gain on securities
 available for sale, net of tax
 of $241,000 and $13,000          467,000              25,000
                                -----------         ------------
Comprehensive Income           $2,293,000          $1,685,000

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first three quarters of 1998. In the first three quarters of 1998, stock was purchased in the open market at the current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATION

FINANCIAL CONDITION

Total assets of the Corporation increased $33,668,000 during the first nine months in 1998, to $523,885,000. This growth was funded by increases in Federal funds purchased, demand deposits, and certificates of deposit.

Total earning assets increased 8.3% to $483,652,000 at September 30, 1998 from December 31, 1997. The ratio of earning assets to total assets increased from 91.1% at December 31, 1997 to 92.3% at September 30, 1998. The loan to deposit ratio has increased from 80.6% at 1997 year-end to 83.5% at September 30, 1998.

Federal funds sold and other interest bearing investments increased by $3,802,000 during the first nine months of 1998.

Total securities increased $2,543,000 ending the third quarter at $117,917,000. At September 30, 1998 gross unrealized gains (losses)in the investment securities portfolio were approximately $1,381,000 and ($2,000), respectively.

Net loans increased $30,261,000 during the first nine months to $357,124,000 at September 30, 1998. Consumer loans at September 30, 1998 totaled $62,619,000, or 63%, of the increase in net loans from the year-end 1997. This net loan increase was supported by spring and summer home equity loan sale programs which resulted in new loans totaling over $8 million. Also, the net increase in consumer loans is attributable to an increase in indirect automobile loans totaling over $8 million. The reserve for possible loan losses ended the quarter at $4,675,000.
Activity for the nine months ended September 30, 1998 included provision for loan losses of $1,263,000, recoveries of $126,000 and loan charge-offs of $882,000. The reserve for possible loan losses as a percentage of ending loans increased .03% from 1.26% at December 31, 1997 to 1.29% at September 30, 1998. Corporate management believes that the reserve for possible loan losses as a percentage of ending loans at September 30, 1998 remains at an appropriate level as the ratio of the reserve for possible loan losses to nonperforming assets remained at a level of 172.7% at September 30, 1998. Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon an analysis of identified risks and analysis of historical trends.

The level of nonperforming assets increased $2,192,000 during the first nine months of 1998. This increase is the result of a net increase in nonaccrual loans offset by a decrease in other real estate owned in the amount of $90,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $448,000 which have been paid off and brought current, loans charged-off in the amount of $130,000, liquidation of non-accrual loans of $143,000 and increases in nonaccrual principal balances of $3,003,000. The increase in nonaccrual loans in the first nine months of 1998 was due primarily to six commercial loan customers and one mortgage loan customer. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

Nonperforming assets at September 30, 1998 totaled $2,707,000, up from $1,344,000 at June 30, 1998. The third quarter increase in nonperforming assets of $1,362,000 resulted from loans being brought current in the amount of $323,000, loans charged-off in the amount of $106,000 and increases in nonaccrual loans of $1,792,000. The increase in nonaccrual loans in the third quarter of 1998 was due primarily to three commercial loan customers and one consumer loan customer.

The level of nonperforming assets at September 30, 1998 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands               09/30/98  06/30/98  03/31/98  12/31/97
                                   --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual loans                  $2,707    $1,344    $1,078    $  425
  Restructured loans                     0         0         0         0
  Other Real Estate Owned                0         0         0        90
                                   --------  --------  --------  --------
Total Nonperforming Assets          $2,707    $1,344    $1,078    $  515
                                   ========  ========  ========  ========
Reserve for possible
  loan losses to total
  nonperforming assets               172.7%    336.6%    404.4%    809.3%
                                   ========  ========  ========  ========
Accruing loans past due 90 days     $  295    $  421    $  645    $  461
                                   ========  ========  ========  ========

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 1998, potential problem loans totaled $4,590,000, a decrease of $4,174,000 from the December 31, 1997 balance. The decrease in potential problem loans during 1998 is primarily due to a reduction in the gross amount of potential problem loans plus transfers of potential problem loans to nonaccrual status.

Non-performing and potential problem loans at September 30, 1998 are primarily comprised of three large creditors that the Bank is reviewing. Approximately $3,300,000 of these loan balances relates to the extension of credit to a company that has a significant amount of business activity in Southeast Asia. The Bank is monitoring these credits while the creditor is pursuing potential equity partners. Another $1,200,000 in these loans relates to credit extended to finance the development of a single-family dwelling subdivision. These credits are being monitored by management as the creditor liquidates their position through home sales. Another $1,300,000 of these loans relates to the extension of credits to a recreational entertainment center. These credits are being monitored by management which has noted an increase in net earnings for the first, second and third quarters of 1998.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 1998, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totalling $80,029,000 and $68,706,000 at September 30, 1998 and December 31,1997, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second and third quarters of 1998. Mortgage and commercial construction loan demand increased in the second and third quarters of 1998 as seasonal weather conditions improved and the construction season moved forward. Consumer loan demand increased in the second and third quarters as demand for home improvement and automobile loans increased.

Total deposits increased $22,653,000 during the first nine months to $433,308,000. Non-interest bearing deposits increased to $74,453,000, at September 30, 1998 for an increase of $5,978,000, while interest bearing deposits climbed to $358,765,000 for an increase of $16,675,000. Federal funds purchased and securities sold under agreements to repurchase increased $7,272,000 during the first nine months of 1998. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 1998, short-term security investments with maturities of one year or less totalled $28,721,000 which represented 24.4% of total securities. Adding cash and due from banks of $22,054,000 and Federal funds sold and other interest bearing instruments of $3,936,000, total liquid assets represented 10.4% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks and the Federal Home Loan Bank in the amount of $37,800,000.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $48,168,000, at September 30, 1998. The increase resulted primarily from $5,258,000 of net income generated from the first nine months of operations less dividends to shareholders of $2,515,000. The decrease in interest rates experienced in the first three quarters of 1998 has caused an increase in the market value of available for sale securities which resulted in an increase in shareholders' equity within accumulated other comprehensive income of $563,000 for the nine months ended September 30, 1998. As of September 30, 1998, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of

5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios, along with the ratios required to be adequately capitalized, have exceeded the ratios for a well-capitalized financial institution for all periods presented.

The Corporation's capital and leverage ratios as of September 30, 1998 and 1997 follow.
                                                September 30
                                              -----------------
                                               1998       1997
                                              ------     ------
      Tier I capital ratio                    12.44%     12.81%
      Required Tier I capital ratio            4.00%      4.00%
      Total capital ratio                     13.66%     14.04%
      Required total capital ratio             8.00%      8.00%
      Leverage ratio                           8.66%      8.70%
      Required leverage ratio                  3.00%      3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans was $20,752,000 for the first nine months of 1998 for an increase of $1,990,000 when compared to the first nine months of 1997. Increased loan income was the result of the net increase in the loan portfolio of $30,561,000 offset slightly by decreases in interest rates. Interest and dividends on securities was $5,469,000 for the first nine months of 1998 for an increase of $544,000 over the same period in 1997. Interest and dividends on securities represented 19.3% of total interest income at September 30, 1998 compared to 19.1% at September 30, 1997. Interest on Federal funds sold and other interest bearing instruments was $112,000 at September 30, 1998 compared to $63,000 at September 30, 1997. The increase resulted from increases in the average balances invested in these forms of financial instruments which was partially offset by lower interest rates.

Total interest expense increased by $970,000 when compared to the first nine months of 1997. The purchase of three branch offices from KeyBank National Association on September 15, 1997 increased the volume of Checkinvest accounts and statement savings and certificates of deposit, contributing to the increase in total interest expense in 1998 as compared to 1997. Also, total interest expense for the first nine months of 1998 was impacted by decreases in interest rates paid on Checkinvest, Moneymarket and certificate of deposit accounts plus repurchase agreements when compared to the first nine months of 1997.

Total other income increased by $875,000 when compared to the first nine months of 1997. This increase resulted from increases in income from Trust fees of $403,000, increases in service charges of $303,000 and increases in other charges, exchanges and fees of $156,000. The increase in Trust fees results in part by the realization of certain one-time fee income and from increases in the volume of Trust assets under management. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges. The increase in other charges, exchanges and fees is the result of pricing increases in credit card and merchant fees and increases in ATM fees. Other operating income increased by $13,000.

The Corporation continuously monitors non-interest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Non-interest expense for the nine months ended September 30, 1998 was $13,805,000, 7.3% above the first nine months of 1997. This increase was due primarily to certain one-time consulting expenses incurred in the first nine months of 1998, increases in salaries and benefits, increases in credit card and merchant expenses plus the operating expenses of two additional branch offices acquired from KeyBank and the related intangible amortization expenses.

The effective tax rate decreased from 34.4% during the first nine months of 1997 to 34.1% during the first nine months of 1998. The decrease in the effective tax rate is due primarily to the decrease in the ratio of tax exempt interest income to total interest income. Net income was $5,258,000 and $4,780,000 for the nine months ended September 30, 1998 and 1997, respectively. Basic and diluted earnings per share after adjusting for the two percent stock dividend in 1997 was $1.27 and $1.14 for the nine months ended September 1998 and 1997, respectively.

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

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1998 through 1999 will not exceed $150,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next two years to have a material effect on the financial position, liquidity or results of operations.

To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. The Corporation is well on its way in the testing and evaluation of internal and external systems for year 2000 compliance. The Corporation plans to complete testing of internal mission critical systems by December 31, 1998. The Corporation is performing a customer risk assessment relative to Year 2000 issues. The Corporation's customer awareness program includes providing: seminars to the business and non-profit entities, Year 2000 information on statements and maintaining a telephone number for customer inquiries. The Corporation provides quarterly updates to the Board of Directors regarding the status of the year 2000 issue. The project completion date for the year 2000 issue is slated for June, 1999.

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

Based upon testing of mission critical hardware and software, the Corporation does not anticipate that it will have to rely on a contingency plan relating to these areas. However, the Corporation is in the process of developing a contingency plan that would cover the failure of mission critical hardware and software. The contingency plan is also being developed to cover Y2K failure(s) that might result from a failure(s) outside of the control of the Corporation; such as a utility company failure. The Corporation's contingency plan for Y2K failure of its core processing systems will be to handle and process customer transactions manually until the system failure is corrected. The Corporation is reviewing all areas; such as staffing, supplies, security and liquidity to determine all requirements to handle and process customer transactions in a manual environment.

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

SFAS NO. 133, "Accounting for Derivative Instruments and Hedging
Activities"
Implementation date by the Corporation: October 1, 1998
Impact on the Corporation: This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires entitles to recognize all derivatives as either assets or liabilities with those instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier adoption, however, is permitted.

The Corporation adopted SFAS No, 133 on October 1, 1998. The Corporation did not have any hedging activity or derivative instruments prior to September 30, 1998. However, the Corporation elected to reclassify approximately $7 million of Held-to-maturity securities to trading securities and approximately $41 million in Held-to-maturity securities to Available-for-sale securities. The above mentioned security transfers from the Held-to-maturity category at the initial date of adoption shall not call into question the Corporation's intent to hold other debt securities to maturity in the future. The unrealized holding gain on held-to-maturity securities transferred at the initial adoption of SFAS No. 133 will be reported as a transition adjustment to net income or Accumulated Other Comprehensive Income.

The cumulative effect of adoption of SFAS No. 133 is as follows:

Transfers of Debt Securities from the Held-to-Maturity to the Trading and Available-for-Sale Categories as Part of the Transition to the Standard as of October 1, 1998 (Amounts in Thousands)

                     Before Transition Adjustment
                     ----------------------------
                            Statement of
                        Financial Position
                          Asset (Liability)
                          -----------------
                        Carrying       Fair
                         Amount        Value
                         ------        ------
Transfer to the
  trading category:

Debt Security            $ 6,987      $ 7,386

Transfer to available-
  for-Sale category:

Debt Security            $40,979      $41,696

Accumulated Other            N/A          N/A
  Comprehensive Income (SFAS 115)

                           After Transition Adjustment
                           ---------------------------
                              Statement of           Income
                          Financial Position       Statement
                          ------------------       ---------
                          Asset      Stockholders'    Gain
                       (Liability)      Equity       (Loss)
                       -----------      ------       ------
Transfer to the
  trading category:

Debt Security            $ 7,386          N/A          $399

Transfer to available-
  for-Sale category:

Debt Security            $41,696          N/A          $-0-

Accumulated Other            N/A         $717          $-0-
 Comprehensive Income (SFAS 115)

Transition result: In accordance with paragraphs 15(b) and 15(c) of SFAS 115, the unrealized holding gains or losses on the transfer of the held-to-maturity securities to the trading and available-for-sale categories are recorded in earnings and Accumulated Other Comprehensive Income, respectively, as transition adjustments.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"
Implementation date by the Corporation: January 1, 1999
Impact on the Corporation: This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. At the present time, the Corporation has not fully analyzed the effect of the adoption of SFAS No. 134 on the Corporation's consolidated financial statements. However, Management does not believe that the adoption of

SFAS No. 134 will have a significant impact on the Corporation's consolidated financial statements. The adoption date of SFAS No. 134 will be determined after the pronouncements impact has been fully analyzed. This analysis will be completed prior to December 31, 1998.

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 1997, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position.

With the Federal Reserve Board's recent announcements to reduce the federal funds rate to 5.25% on September 29, 1998 and then to 5.00% on October 15, 1998, the Corporation reduced its prime lending rate from 8.50% to 8.25% and then to 8.00%. The Corporation anticipates a slight reduction in net interest margin. Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles in the next year.

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

ITEM 5  - Other Information

     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 1998 - EDGAR Version.

     (b)  Exhibit (27) - Financial Data Schedule.

     (c)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)

Date: October 27, 1998                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: October 27, 1998                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

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

    (13)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 1998 - EDGAR Version.

    (27)    Financial Data Schedule.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1998)

                           S - K Reference Number (13)





                     Third Quarter Report to Shareholders of
                   LNB Bancorp, Inc. (dated September 30, 1998)
                                 EDGAR Version




DESCRIPTION:
Three sided pamphlet: Outside cover third quarter 1998 LNB Bancorp, Inc., "Familiar Faces...Friendly places" among 15 assorted pictures.

Inside contains: Message to shareholders, Unaudited EDGAR version Consolidated Balance Sheets for period ending September 30, 1998 and September 30, 1997, respectively, unaudited EDGAR version Consolidated Statements of Income for the Nine Months ended September 30, 1998 and September 30, 1997, respectively and the list of Banking Offices & ATMs.

Message to Our Shareholders

It's a pleasure to report that we are well on our way to another successful year of operations at LNB Bancorp, Inc. and its wholly owned subsidiary, Lorain National Bank. As of September 30, 1998 we have achieved significant growth in earnings, total assets, total loans and shareholders' equity.

Earnings have increased 10 percent for the nine months ended September 30, 1998, compared to the same period one year ago. Consolidated net income for the first nine months of 1998 reached $5,258,000, up from $4,780,000 for the comparative period in 1997. Basic earnings per share for the first nine months of 1998 reached $1.27, a 12 percent increase over the $1.14 amount reported for the same period in 1997. Earnings for the first nine months of 1998 were higher than a year ago because of higher net interest income and other non-interest income, offset in part by higher operating expenses and loan loss provision.

Total assets rose 5% to $523.6 million, as of September 30, 1998, up $26.8 million from September 30, 1997. Net loans increased by $29.6 million from one year ago to $357.4 million at September 30, 1998. The loan increase was the result of a home equity loan sale program plus increases in commercial, mortgage and consumer lending. Total deposits increased by 3% to $433.3 million, up $11.2 million from one year ago. Increases in demand, savings and public fund certificates of deposit accounted for the deposit increase. Lorain National Bank operates twenty-one retail branches serving nine local communities.

Cash dividends declared per share for the first nine months of 1998 increased over 24% compared to the same period last year. The year to date cash dividends declared per share in 1998 increased by $.12 per share to $.61 per share, up from $.49 per share in 1997.

Total shareholders' equity increased $3.8 million to $48.2 million during the twelve months ended September 30, 1998. The percentage of total equity to total assets reached 9.2% at September 30, 1998.

As a locally owned, independent bank and holding company, we look forward to providing personal service to our growing four publics - our customers, shareholders, employees, and community. Information about Lorain National Bank's financial results, its products and services and press releases can be accessed at our new World Wide Web site on the Internet at www.4LNB.com.

We thank you for your continued support and look forward to addressing you after the completion of another year of successful operations.

Sincerely,
/s/ James F. Kidd                       /s/ Stanley G. Pijor
_______________________                 ______________________
James F. Kidd                           Stanley G. Pijor
President & Chief Executive Officer     Chairman of the Board

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


                                   Total Shareholders'   Basic Earnings
              Total Assets                Equity           Per Share
  Year     Millions of Dollars     Millions of Dollars      Dollars

  1998           $523.6                    $48.2             $1.27
  1997           $496.8                    $44.4             $1.14
  1996           $433.6                    $43.3             $1.02
  1995           $413.5                    $40.0             $0.86
  1994           $399.4                    $36.9             $0.80


*Adjusted for stock dividends and splits

Consolidated Balance Sheets

                                                   September 30
                                           ------------------------------
                                               1998             1997
                                           --------------  --------------
ASSETS:
Cash and Due from Banks                     $ 22,054,000    $ 20,842,000
Federal Funds Sold and Other Interest-Bearing
  Instruments                                  3,936,000       9,561,000
Securities Available for Sale                 46,914,000      15,383,000
Securities Held to Maturity                   71,003,000     100,677,000
Loans                                        361,799,000     331,844,000
Reserve for Possible Loan Losses              (4,675,000)     (4,305,000)
--------------------------------------------------------------------------
NET LOANS                                    357,124,000     327,539,000
--------------------------------------------------------------------------
Premises, Equipment and
  Intangible Assets, net                      15,562,000      16,597,000
Other Assets                                   7,018,000       6,180,000
--------------------------------------------------------------------------
TOTAL ASSETS                                $523,611,000    $496,779,000
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-Interest Bearing Deposits               $ 74,543,000    $ 65,549,000
Interest-Bearing Deposits                    358,765,000     356,554,000
--------------------------------------------------------------------------
TOTAL DEPOSITS                               433,308,000     422,103,000
--------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
  and Other Short-Term Borrowings             36,222,000      25,930,000
Federal Home Loan Bank Advances                2,045,000       1,095,000
Accrued Taxes, Expenses and
  Other Liabilities                            3,868,000       3,226,000
--------------------------------------------------------------------------
TOTAL LIABILITIES                            475,443,000     452,354,000
--------------------------------------------------------------------------
Common Stock                                   4,222,000       4,222,000
Additional Capital                            22,602,000      22,598,000
Retained Earnings                             23,681,000      20,141,000
Accumulated Other Comprehensive Income           563,000          47,000
Treasury Stock at Cost                        (2,900,000)     (2,583,000)
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    48,168,000      44,425,000
--------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $523,611,000    $496,779,000
--------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                 Nine Months Ended
                                                    September 30
                                            ----------------------------
                                                 1998          1997
                                            -------------  -------------
INTEREST INCOME:
Interest and Fees on Loans                   $22,752,000    $20,762,000
Interest and Dividends on Securities           5,468,000      4,925,000
Interest on Federal Funds Sold and Other
 Interest-Bearing Instruments                    113,000         63,000
--------------------------------------------------------------------------
TOTAL INTEREST INCOME                         28,333,000     25,750,000
--------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                           9,448,000      8,480,000
Interest on Securities Sold Under Repurchase
  Agreements and Other Short-Term Borrowings     882,000        925,000
Interest on Federal Home Loan Bank Advances       98,000         53,000
--------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                        10,428,000      9,458,000
--------------------------------------------------------------------------
NET INTEREST INCOME                           17,905,000     16,292,000
Provision for Possible Loan Losses             1,263,000        375,000
--------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    16,642,000     15,917,000
--------------------------------------------------------------------------
OTHER INCOME:
Trust Department Income                        1,358,000        955,000
Fees and Service Charges                       3,704,000      3,245,000
Gains From Sales of Loans and Securities             -0-            -0-
Other Operating Income                            49,000         36,000
--------------------------------------------------------------------------
TOTAL OTHER INCOME                             5,111,000      4,236,000
--------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                 6,576,000      6,321,000
Net Occupancy Expense of Premises              1,005,000        957,000
Furniture and Equipment Expenses               1,617,000      1,719,000
Supplies and Postage                             790,000        725,000
Ohio Franchise Tax                               353,000        367,000
Other Operating Expenses                       3,464,000      2,776,000
--------------------------------------------------------------------------
TOTAL OTHER EXPENSES                          13,805,000     12,865,000
--------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES             7,973,000      7,288,000
Federal Income Taxes                           2,690,000      2,508,000
--------------------------------------------------------------------------
NET INCOME                                    $5,258,000      $4,780,000
--------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                          $ 1.27       $ 1.14
--------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                        $ 1.27       $ 1.14
--------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                      $  .61       $  .49
==========================================================================

Back Cover:
White background with black lettering

Four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

Lorain Banking Offices           Elyria Banking Offices
Main Office                      **Cleveland Street Office
457 Broadway                     801 Cleveland Street
Lorain, Ohio 44052               Elyria, Ohio 44035
(440)244-7185                    (440)365-8397

**Sixth Street Drive-In Office   **Lake Avenue Office
200 Sixth Street                 42935 North Ridge Road
Lorain, Ohio 44052               Elyria Township, Ohio 44035
(440)244-7242                    (440)233-7196

**Cooper Foster Park              **Midway Mall Office
Road Office                       6395 Midway Mall Blvd.
1920 Cooper Foster Park Rd        Elyria, Ohio 44035
Lorain, Ohio 44053                (440)324-6530
(440)282-1252
                                  **Second Street Office
**Kansas Avenue Office            221 Second Street
1604 Kansas Avenue                Elyria, Ohio 44035
Lorain, Ohio                      (440)323-4621
(440)288-9151
                                  Village of LaGrange
**Oberlin Avenue Office           Banking Office
3660 Oberlin Avenue               **Village of LaGrange Office
Lorain, Ohio 44053                546 North Center Street
(440)282-9196                     Village of LaGrange, Ohio 44050
                                  (440)355-6734
**Pearl Avenue Office
2850 Pearl Avenue                  Oberlin Banking Office
Lorain, Ohio 44055                 **Oberlin Office
(440)277-1103                      40 E. College Street
                                   Oberlin, Ohio 44074
**West Park Drive Office           (440)775-1361
2130 West Park Drive
Lorain, Ohio 44053                 Kendal at Oberlin Office
(440)989-3131                      600 Kendal Drive
                                   Oberlin, Ohio 44074
Amherst Banking Office             (440)774-5400
**Amherst Office
1175 Cleveland Avenue              Olmsted Township
Amherst, Ohio 44001                Banking Office
(440)988-4423                      **Olmsted Township Office
                                   27095 Bagley Road
Avon Lake Banking Office           Olmsted Township, Ohio 44138
**Avon Lake Office                 (440)235-4600
240 Miller Road
Avon Lake, Ohio 44012              The Renaissance Office
(440)933-2186                      26376 John Road
                                   Olmsted Township, Ohio 44138
                                   (440)427-0041

Vermilion Banking Office          Community-Based Automated
**Vermilion Office                Teller Machine Locations
4455 East Liberty Avenue          **Captain Larry's Marathon
Vermilion, Ohio 44089             1317 State Route 60
(440)967-3124                     Vermilion, Ohio

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

Marketing                         **State Route 58
457 Broadway                      7580 Leavitt Road
Lorain, Ohio 44052                Amherst, Ohio
(440)244-7332

Purchasing
2150 West Park Drive
Lorain, Ohio 44053
(440)989-3260

All Other Departments &
Information Not Listed
Lorain (440)244-6000              Logos for FDIC Insured, Federal Home
Toll Free(800)860-1007            Loan Bank System, Equal Housing Lender
Elyria/Cleveland (440)236-5047    and LNB Bancorp, Inc.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1998)

                           S - K Reference Number (27)



                             Financial Data Schedule
                        (Follows as a separate document)