Form 10-K
period 1998-12-31
LNB BANCORP INC
filed 1999-03-31
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 1998                           number 0-13203

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 26, 1999 was approximately $73,534,000.

   The number of shares of Registrant's Common Stock outstanding on February 26, 1999 was 4,122,675.

   Portions of the 1998 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 22, 1999 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1998



                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            3
            c. Description of LNB Bancorp, Inc.'s Business         3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                6
            e. Statistical Disclosure by Bank Holding
               Companies                                           6
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      7
                II. Investment Portfolio                           7
               III. Loan Portfolio                                 9
                IV. Summary of Loan Loss Experience               13
                 V. Deposits                                      15
                VI. Return on Equity and Assets                   16
               VII. Short-Term Borrowings                         16
  Item  2   Properties                                            17
  Item  3   Legal Proceedings                                     17
  Item  4   Submission to Matters to a Vote of Shareholders       17

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           18
  Item  6   Selected Financial Data                               18
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         18
            a. Quantitative and Qualitative Disclosures about
               Market Risk                                        18
  Item  8   Financial Statements and Supplementary Data           18
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   19

PART III
  Item 10   Directors and Executive Officers of the Registrant    19
  Item 11   Executive Compensation                                19
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        20
  Item 13   Certain Relationships and Related Transactions        20

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   21

SIGNATURES                                                        22

EXHIBIT INDEX                                                     24

                                  PART 1

ITEM 1 - BUSINESS

a) GENERAL DEVELOPMENT OF BUSINESS

LNB Bancorp, Inc.(the Parent Company), a bank holding company, was incorporated on October 11, 1983 under the laws of the State of Ohio at the direction of the Board of Directors of The Lorain National Bank (the
Bank), a national banking association, for the purpose of acquiring all the outstanding common stock of the Bank. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. At a special meeting of the shareholders of the Bank, held on February 28, 1984, the shareholders approved the Plan of Reorganization, involving the merger of the Bank into the Lorain Interim Association, a national banking corporation, incorporated solely for the purpose of effecting the Reorganization Plan. Lorain Interim was a wholly-owned subsidiary of the Corporation.

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

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc. is a $542 million locally owned one bank holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank operates 21 retail branches and 27 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake. The Bank is a full service bank offering a wide range of commercial and personal banking services including commercial loans, real estate loans, construction loans, consumer loans, Small Business Administration loans, Visa card and student loans. Other services offered include safe deposit boxes, night depository, U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking with bill paying service, discount brokerage services and other services tailored for both individuals and businesses. The Bank's electronic data processing department provides centralized electronic data processing services to local financial intermediaries.

The Bank's residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans plus indirect automobile loans.

The Bank's range of deposit services include checking accounts, Checkinvest accounts, savings accounts, Holiday savings, money market accounts, Fortune Fifty accounts(a Senior Citizen program), individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

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

The Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $542 million to over $260 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions decreased to 13.92% in 1998 compared to 15.19% in 1997. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits.
Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

Supervision and Regulation

LNB Bancorp, Inc., as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. On September 29, 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

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

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(14) on page 28 of the LNB Bancorp, Inc. 1998 Annual Report. This note is incorporated herein by reference.

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

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented on page 28 of the LNB Bancorp, Inc. 1998 Annual Report and is incorporated herein by reference.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 42 of the LNB Bancorp, Inc. 1998 Annual Report.

Employees

As of December 31, 1998, the Corporation and the Bank employed 237 full-time employees and 79 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
 SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange
Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1998 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 1998, 1997, and 1996 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 37 of the LNB Bancorp, Inc. 1998 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1998 and 1997 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 37 of the LNB Bancorp, Inc. 1998 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
Amounts in Thousands)                   1998          1997         1996
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $ 27,416     $ 11,155     $ 14,380
 Securities of other U.S. Government
  agencies and corporations             50,531        6,031          -0-
 Equity securities                         181          163          135
-------------------------------------------------------------------------
Total securities available for sale     78,128       17,349       14,515
-------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury securities                  -0-       66,945       69,673
 Securities of other U.S. Government
  agencies and corporations             33,719       24,996       16,500
 States and political subdivisions       4,483        4,097        2,685
-------------------------------------------------------------------------
Total securities held to maturity       38,202       96,038       88,858
-------------------------------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank Stock           $  2,189     $  1,987     $  1,587
-------------------------------------------------------------------------
Total securities                      $118,519     $115,374     $104,960
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
Maturities of nonequity securities owned by the Corporation as of December 31, 1998 are presented below:
                                         Maturing
                     ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities          $17,141 $10,192     $   -0-       $ -0-  $ 27,333
  U.S. Government agencies
   and corporations      2,015  44,536       4,063         -0-    50,614
-------------------------------------------------------------------------
Total securities
 available for sale     19,156  54,728       4,063         -0-    77,947
-------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury
   securities              -0-     -0-         -0-         -0-       -0-
  U.S. Government agencies
   and corporations        -0-     -0-      33,719         -0-    33,719
  States and political
   subdivisions            423   1,827         271       1,962     4,483
-------------------------------------------------------------------------
Total securities
 held to maturity          423   1,827      33,990       1,962    38,202
-------------------------------------------------------------------------
Total securities       $19,579 $56,472     $37,872      $1,962  $115,885
-------------------------------------------------------------------------
WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1998:
                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities         6.41%     6.35%      0.00%        0.00%    6.39%
  U.S. Government agencies
   and corporations   5.87      5.74       6.13         0.00     5.78
-------------------------------------------------------------------------
Total securities
 available for sale   6.35      5.85       6.13         0.00     6.01
-------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury
   securities         0.00      0.00       0.00         0.00     0.00
  U.S. Government agencies
   and corporations   0.00      0.00       5.52         0.00     5.52
  States and political
   subdivisions (1)   4.31      4.83       5.19         4.88     4.83
-------------------------------------------------------------------------
Total securities
 held to maturity     4.31      4.83       5.52         4.88     5.44
-------------------------------------------------------------------------
Total securities      6.31%     5.82%      5.58%        4.88%    5.83%

1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1998.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                       ---------------------------------------------------
(Amounts in Thousands)   1998       1997      1996       1995       1994
--------------------------------------------------------------------------
Commercial           $124,875   $120,892  $113,170   $105,847   $104,209
Mortgage              147,651    142,223   138,455    124,012    114,611
Installment            65,793     37,250    27,683     23,310     19,933
Consumer revolving
 lines of credit       31,547     30,666    22,765     23,324     23,054
--------------------------------------------------------------------------
TOTAL LOANS           369,866    331,031   302,073    276,493    261,807
Reserve for possible
 loan losses           (3,483)    (4,168)   (4,116)    (4,002)    (3,832)
--------------------------------------------------------------------------
NET LOANS            $366,383   $326,863  $297,957   $272,491   $257,975
==========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1998

(Amounts in Thousands)               1998
----------------------------------------------
Maturing in one year or less    $ 21,955
Maturing after one year,
 but within five years            19,564
Maturing beyond five years        83,356
----------------------------------------------
TOTAL COMMERCIAL LOANS          $124,875
==============================================
Loans repricing beyond one year:
 Fixed rate                       10,706
 Variable rate                    92,214
----------------------------------------------
TOTAL                           $102,920
==============================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other real estate owned, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      1998    1997    1996    1995    1994
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $  980  $  383  $  641  $  511  $  318
   Commercial loans           54      42     114     221       0
   Consumer loans             53       0      10       0       0
-----------------------------------------------------------------
  Total nonaccrual loans   1,087     425     765     732     318
   Restructured loans          0       0       0       0       0
   Other Real Estate owned 1,400      90      39       0       0
-----------------------------------------------------------------
  Total nonperforming
   assets                 $2,487  $  515  $  804  $  732  $  318
-----------------------------------------------------------------
 Reserve for possible
  loan losses to
  nonperforming assets     140.1%  809.3%  511.9%  546.7% 1,205.4%
=================================================================
  Accruing loans past due
    90 days               $  213  $  461  $  357  $  725  $  419
  Potential problem
   loans                   2,941   8,764   1,066     942   1,197
=================================================================

(1) The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga, Erie and Huron.

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

The level of nonperforming assets remains at a relatively low level from 1994 through 1997 while increasing during 1998. The ratio of the reserve for possible loan loss to nonperforming assets increased from 511.9% in 1996 to 809.3% in 1997 and decreased to 140.1% in 1998. The 1998 decrease is the result of net increases in nonperforming assets in the amount of $1,972,000 and decreases in the loan loss reserve of $685,000.

The level of nonperforming assets increased $1,972,000 during 1998. This increase is the result of a net increase in nonaccrual loans of $662,000 plus increases in other real estate owned in the amount of $1,310,000.
 The increase in other real estate owned substantially relates to $1,300,000 from a single commercial credit relationship. This asset was subsequently sold for $1,300,000 in January 1999. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $970,000 which have been paid off and brought current, loans charged-off in the amount of $1,438,000, liquidation of nonaccrual loans of $264,000 and increases in nonaccrual principal balances of $3,334,000. The 1998 increase in nonaccrual loans was due primarily to six commercial loan customers and one mortgage loan customer. Management does not believe that this increase in nonaccrual loans is indicative of a failing economy and that this change did not result from any change in underwriting standards.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ending December 31, 1998, the interest income that would have been earned on the nonaccrual loans in the loan portfolio would have been approximately $82,000; however, the interest income actually earned and reported as income in 1998 amounted to approximately $26,000.

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

(2) Potential Problem Loans - As shown in the table on page 10 of Form 10-K, at December 31, 1998, there are approximately $2,941,000 of loans identified on Management's watch list which includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

At December 31, 1998, potential problem loans totaled $2,941,000, a decrease of $5,823,000 from one year ago. The decrease in potential problem loans is mainly due to a nonrecurring charge-off of $3,200,000 from a single commercial credit relationship plus reductions in the principal balances of loans from four commercial credit relationships totaling $1,430,000. Potential problem loans at December 31, 1998 are primarily comprised of three large credits that the Bank is reviewing. About $800,000 in potential problem loans relates to credit extended to finance the development of a single-family dwelling subdivision. These credits are being monitored by Management as the creditor liquidates their position through sales of real estate. Another $1,300,000 of these loans relates to the extension of credits to a recreational entertainment center. These credits are being monitored by Management which has noted an increase in net earnings during 1998. Another $700,000 of the potential problem loans relates to the extension of credit to a retail beverage store. These credits are being monitored by Management after the consolidation of loans. Management does not anticipate any charge-offs relative to these potential problem loans. The potential problem loans in 1994, 1995, and 1996 remained at a relatively constant low level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 1998, 1997 or 1996.

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

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1998, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (12) of the "Notes to Consolidated Financial Statements" which appears on pages 26 and 27 of the LNB Bancorp, Inc. 1998 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 1998, there are no other interest-bearing assets that would be required to be disclosed under
Item III C.1 or 2 if such assets were loans. The Corporation had $1,400,000 and $90,000 in Other Real Estate Owned at December 31, 1998, and 1997, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for Possible Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1998     1997     1996     1995     1994
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 4,168  $ 4,116  $ 4,002  $ 3,832  $ 3,714
Charge-offs:
 Commercial               (3,060)    (190)    (296)    (100)    (190)
 Real Estate                (147)    (359)    (185)    (209)    (141)
 Consumer                   (384)    (300)    (191)    (140)     (68)
----------------------------------------------------------------------
  Total charge-offs       (3,591)    (849)    (672)    (449)    (399)
Recoveries:
 Commercial                   29        7       61      163       18
 Real Estate                  71       72       67        5       57
 Consumer                     81       72       58       51       42
----------------------------------------------------------------------
  Total recoveries           181      151      186      219      117
----------------------------------------------------------------------
Net charge-offs           (3,410)    (698)    (486)    (230)    (282)
----------------------------------------------------------------------
PROVISION FOR POSSIBLE
 LOAN LOSSES               2,725      750      600      400      400
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 3,483   $4,168  $ 4,116  $ 4,002  $ 3,832
======================================================================

ANALYTICAL DATA
BALANCES:
 Average total loans    $346,161 $315,215 $287,809 $272,011 $252,345
 Total loans at year
  end                    369,866  331,031  302,073  276,493  261,807
 Net charge-offs           3,410      698      486      230      282
Provision for
  possible loan
  losses                   2,725      750      600      400      400
Reserve for possible
  loan losses at year
  end                      3,483    4,168    4,116    4,002    3,832

RATIOS:
Net charge-offs to:
 Average total loans        0.99%    0.22%    0.17%    0.08%    0.11%
 Total loans at year
  end                       0.92     0.21     0.16     0.08     0.11
 Provision for possible
  loan losses             125.14    93.07    81.00    57.50    70.50
 Reserve for possible
  loan losses              97.90    16.75    11.81     5.75     7.36
Reserve for possible
 loan losses to:
 Average total loans        1.01     1.32     1.43     1.47     1.52
 Total loans at year
  end                        .94     1.26     1.36     1.45     1.46

The higher amount of 1998 net charge-offs and the higher provision for possible loan losses charge to expense resulted from increases in net charge-offs of commercial and consumer loans. Net charge-offs for 1998 included a nonrecurring $3,200,000 loss from a single commercial loan
relationship.   The decreasing trend in the provision for possible loan
losses charged to expense which occurred from 1994 through 1995 resulted from the influences of an improvement in the local and national economy. The level of net charge-offs in 1999 is expected to be about $650,000.

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

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Possible Loan Losses on page 13 of the Form 10-K are presented in the following table:

(Amounts in Thousands)      1998     1997    1996    1995    1994
------------------------------------------------------------------
  Commercial              $3,031     $183    $235    $(63)   $172
  Real estate                 76      287     118     204      84
  Consumer                   303      228     133      89      26
------------------------------------------------------------------
  Total net charge-offs   $3,410     $698    $486    $230    $282
==================================================================

Both the provision and the allowance are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, changes in portfolio mix, current economic conditions, and other factors. Consumer and credit card loans are charged-off within industry norms, while commercial and mortgage loans are evaluated individually. An allocation of the ending reserve for possible loan losses by major type follows:

 (Amounts in Thousands)       1998    1997    1996    1995   1994
 ----------------------------------------------------------------
  Commercial                $1,398  $2,404  $1,429  $1,597 $1,487
  Real estate                  500     733     803     651    623
  Consumer                     704     515     381     363    348
  Off-balance sheet risk       125     200     250     250    250
  Unallocated                  756     316   1,253   1,141  1,124
------------------------------------------------------------------
  TOTAL                     $3,483  $4,168  $4,116  $4,002 $3,832
==================================================================
This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1998 provision for possible loan losses was less than net charge-offs by
$685,000.   The 1997 and 1996 provision for possible loan losses exceeded net charge-offs by $52,000 and $114,000 respectively. The allocated portion of the reserve for possible loan losses has remained relatively consistent during 1994 through 1996 due to a constant loan portfolio mix and a consistent credit risk. The Bank allocates a portion of the reserve for possible loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to consumer loans increased in 1998 and 1997 due to increases in credit risk from purchases of indirect automobile lending plus increased consumer loan outstandings. The allocated portion of commercial loans decreased in 1998 and increased in 1997 due to credit risk decreases in 1998 and increases in 1997.

The following table shows the percentage of loans in each category to total loans at year end:

                    1998     1997     1996     1995    1994
-------------------------------------------------------------
 Commercial         33.8%    36.5%    37.5%    38.3%   39.8%
 Real estate        39.9     43.0     45.8     44.8    43.8
 Consumer           26.3     20.5     16.7     16.9    16.4
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------

The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans remained relatively constant from 1994 through 1996. During 1998 the consumer loans as a percentage of total loans increased by 5.8% with a corresponding decrease in commercial loans by 2.7% and real estate loans decreased by 3.1%. During 1997, consumer loans increased by 3.8% with a related decrease in commercial loans of 1.0% and real estate loans of 2.8%.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.
                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1998           1997         1996
----------------------------------------------------------------
Demand deposits            $ 72,575       $ 62,040     $ 58,989
NOW accounts                 51,910         48,913       45,983
Money market accounts        18,599         19,473       21,650
Savings deposits            103,863         96,708       92,570
Time deposits               178,989        158,789      139,028
----------------------------------------------------------------
Total                      $425,936       $385,923     $358,220
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
                                  Years ended December 31,
                       ----------------------------------------
                         1998           1997          1996
---------------------------------------------------------------
NOW accounts             1.22%          1.50%         1.61%
Money market accounts    2.11           2.14          1.95
Savings deposits         2.15           2.20          2.20
Time deposits            5.17           5.29          5.25
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1998.

Maturing within 3 months             $ 24,371
After 3 but within 6 months             5,362
After 6 but within 12 months            8,038
After 12 months                         4,427
----------------------------------------------
Total                                $ 42,918
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 is presented in the tabular form below.

    December 31,            1998    1997    1996    1995    1994
----------------------------------------------------------------
Return on average assets    1.34%   1.41%   1.37%   1.21%   1.13%
Return on average equity   14.46   14.51   13.70   12.72   12.16
Dividend payout ratio      52.00   45.26   44.28   43.47   42.98

Average equity to
 average assets             9.27    9.70   10.01    9.55    9.31
Net interest margin         5.17    5.20    5.33    5.14    5.09

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1998, 1997 and 1996 appears on page 26 of the LNB Bancorp, Inc. 1998 Annual Report under footnote (10)"Short-Term Borrowings" and is incorporated herein by reference.

ITEM 2 - PROPERTIES

THE LORAIN NATIONAL BANK

The principal executive offices are located at its Main Office, 457 Broadway, Lorain, Ohio. The Bank owns the land and buildings occupied by the Main Office, twelve of its branch banking offices, the Branch Administration Building, the Maintenance Building, the Purchasing Building and the Computer Operations Center. The remaining nine branch offices are subject to lease obligations with various lessors and varying lease terms. There is no outstanding mortgage debt on any of the properties which the bank owns. Listed below are the branches/customer service facilities of the Bank and their locations:

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue, Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              42935 North Ridge Road, Elyria Township
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Sixth Street Drive-In Office    200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Second Street Office            221 Second Street, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
   Olmsted Township Office         27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Kendal at Oberlin Office        600 Kendal Drive, Oberlin
   The Renaissance Office          26376 John Road, Olmsted Township
   Westlake Village Office         28550 Westlake Village Drive, Westlake
   Cooper Foster Park Road Office  1920 Cooper Foster Park Road, Lorain
   Midway Mall Office              6395 Midway Mall, Elyria
   Village of LaGrange Office      546 North Center Street, LaGrange
   Computer Operations Center      2130 West Park Drive, Lorain
   Maintenance Building            2140 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1998 there were no matters submitted to a vote of security holders.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on pages 1 and 28 of the LNB Bancorp, Inc. 1998 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,056 as of February 28, 1999. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 34 of the LNB Bancorp, Inc. 1998 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 35 - 43 of the LNB Bancorp, Inc. 1998 Annual Report. Also, see
Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 40 - 41 of the LNB Bancorp, Inc. 1998 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors' Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1998 Annual Report (Exhibit 13), pages 14 through
33. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included on page 44 of the LNB Bancorp, Inc. 1998 Annual Report.

   Consolidated Balance Sheets as of December 31, 1998 and 1997

   Consolidated Statements of Income
    for the Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements
    December 31, 1998, 1997 and 1996

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

"Election of Directors" and "Director's Committees" on pages 3 through 5 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 22, 1999)is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.
                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Mitchell J. Fallis   Vice President and             (Not a Director)
(44)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Senior Vice President,         (Not a Director)
(48)                 Chief Operating Officer and
                     Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President,         (Not a Director)
(52)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

Sandra L. Dubell     Vice President and             (Not a Director)
(53)                 Chief Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President,         (Not a Director)
(61)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President,         (Not a Director)
(52)                 LNB Bancorp, Inc. and
                     The Lorain National Bank

ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 8 through 12 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 22, 1999) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 15 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 22, 1999), relating to "Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on page 14 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 22, 1999), relating to "Beneficial Ownership of Shares" is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7, 9 and 14 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 22, 1999) is incorporated herein by reference.

Analysis of Loans to Related Parties:

The information contained in Note (6) "Transactions with Related Parties" on page 24 of the LNB Bancorp, Inc. 1998 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, KPMG LLP, dated January 26, 1999, appear on pages 14 through 33 of the LNB Bancorp, Inc. 1998 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1998 and 1997

         Consolidated Statements of Income for the Years Ended
           December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements for the Years
           Ended December 31, 1998, 1997 and 1996

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

(b) Reports on Form 8-K

On December 11, 1998, LNB Bancorp, Inc. filed a Form 8-K with the
Securities and Exchange Commission under Item 5 Other Events. LNB Bancorp, Inc. reported that projected 1998 Consolidated Net Income was revised downward to 5% over 1997 Consolidated Net Income.

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

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/ Thomas P. Ryan
                                       ------------------------
                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ James L. Bardoner         DIRECTOR        March 23, 1999
-----------------------
James L. Bardoner

/s/ Daniel P. Batista         DIRECTOR        March 23, 1999
-----------------------
Daniel P. Batista

/s/ Robert M. Campana         DIRECTOR        March 23, 1999
-----------------------
Robert M. Campana

/s/ Terry D. Goode            DIRECTOR        March 23, 1999
-----------------------
Terry D. Goode

/s/ Wellsley O. Gray          DIRECTOR        March 23, 1999
-----------------------
Wellsley O. Gray

/s/ David M. Koethe           DIRECTOR        March 23, 1999
-----------------------
David M. Koethe

/s/ Benjamin G. Norton        DIRECTOR        March 23, 1999
-----------------------
Benjamin G. Norton

ABSENT -EXCUSED               DIRECTOR        March 23, 1999
-----------------------
Jeffrey F. Riddell

/s/ T. L. Smith, M.D.         DIRECTOR        March 23, 1999
-----------------------
T. L. Smith, M.D.

/s/ Eugene M. Sofranko        DIRECTOR        March 23, 1999
-----------------------
Eugene M. Sofranko

/s/ Paul T. Stack             DIRECTOR        March 23, 1999
-----------------------
Paul T. Stack

ABSENT - EXCUSED              DIRECTOR        March 23, 1999
-----------------------
Leo Weingarten

/s/ Stanley G. Pijor      CHAIRMAN OF THE     March 23, 1999
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

/s/ James F. Kidd         PRESIDENT, CHIEF    March 23, 1999
-----------------------   EXECUTIVE OFFICER
James F. Kidd             AND DIRECTOR

                          SENIOR VICE
/s/ Gregory D. Friedman   PRESIDENT,          March 23, 1999
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman       OFFICER AND CHIEF
                          OPERATING OFFICER

/s/ Mitchell J. Fallis    VICE PRESIDENT AND  March 23, 1999
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis        OFFICER

                                  LNB Bancorp, Inc.

                                    Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K
    S-K
 Reference                                                          Page
   Number  Exhibit                                                 Number

    (3)    (a)LNB Bancorp, Inc. Articles of Incorporation and Code   N/A
           of Regulations dated April 16, 1986 (amended). Previously filed as Exhibit (3) to Annual Report Form 10-K
           (Commission File No. 2-8867-1) for the year ended
           December 31, 1986, and incorporated herein by reference.

           (b)LNB Bancorp, Inc. Articles of Incorporation and Code   N/A
           of Regulations (amended). Previously, filed as Exhibit (3) to Annual Report Form 10-K (Commission File No.2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

   (10)    Material Contracts

           (a)Employment Agreement by and between Gary C. Smith      27
           and LNB Bancorp, Inc. and The Lorain National Bank dated March 6, 1999.

           (b)Incentive Stock Option Agreement by and between        36
           Gary C. Smith and LNB Bancorp, Inc. dated March 6, 1999.

           (c) Amended Employment Agreement by and between James F. 39 Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999.

           (d) Amended Employment Agreement by and between Thomas    44
           P. Ryan and LNB Bancorp, Inc. and The Lorain National
           Bank dated March 3, 1999.

           (e) Branch Purchase and Assumption Agreement by and       N/A
           between KeyBank National Association and the Lorain
           National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.

           (f)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly
           Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (g)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit(10b) to Quarterly
           Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

    S-K
 Reference                                                          Page
   Number  Exhibit                                                 Number

           (h)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Exhibit (10c) to
           Quarterly Report on Form 10-Q (Commission File No.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (I)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (j)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10b) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (k)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Exhibit (10) to
           Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (l)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

           (m)Employment Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1987 and incorporated herein by reference.

           (n)The Lorain National Bank 1985 Incentive Stock Option   N/A
           Plan dated April 16, 1985.  Previously filed as Exhibit
           (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

           (o) Agreement To Join In The Filing of Consolidated       N/A
           Federal Income Tax Returns between LNB Bancorp, Inc.
           and The Lorain National Bank dated December 15, 1986.
           Previously filed as Exhibit (10) to Annual Report on
           Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.

    S-K
 Reference                                                          Page
   Number  Exhibit                                                 Number

   (11)    Statements re: Computation of Per Share Earnings.         49

   (13)    LNB Bancorp, Inc. 1998 Annual Report to Shareholders.     50

   (21)    Subsidiary of LNB Bancorp, Inc.                          154

   (22)    Notice of Annual Meeting to Shareholders and Proxy       155
           Statement (dated March 22, 1999).

   (23)    Consent of Independent Accountants.                      180

   (27)    Financial Data Schedule.                                 181

  (99.1) Annual report on Form 10-K/A of The Lorain National Bank N/A Employee Stock Ownership Plan (registration number
           33-65034) for the plan year ended December 31, 1998 to be filed as an amendment to this annual report on Form 10-K.

  (99.2) Annual report on Form 10-K/A of The Lorain National Bank N/A Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1998 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1998)

                     S - K Reference Number (10a)


          Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated March 6, 1999.

                     EMPLOYMENT AGREEMENT

  THIS AGREEMENT made at Lorain, Ohio on the 16 day of March, 1999 by and between GARY C. SMITH, referred to below as "Employee", and LNB BANCORP, INC., an Ohio corporation, and LORAIN NATIONAL BANK, a banking organization organized and existing under the laws of the United States of America which, together with their successors and assigns are collectively referred to below as "Employer". Employee and Employer are also referred to below, collectively as the "Parties" and individually as a "Party".

                      R E C I T A L S :

  The Employer desires to secure and retain the services of Employee as its Senior Executive Vice President from the effective date of this contract, and Employee desires to accept such employment as Senior Executive Vice President.

  WHEREAS, but for Employee's promises made in this Agreement, especially in Section 8 hereof, Employer would not employ Employee under the terms and conditions of this Agreement. Therefore, expressly to induce Employer to execute this Agreement, Employee represents that Employee fully understands and fully accepts the Restrictive Covenants in Section 8 hereof and agrees to be bound thereby.

  NOW, THEREFORE, in consideration of the mutual covenants and conditions herein, the parties do hereby agree as follows:

    1.    Employment and Term.

     1.1 Employee will render professional management services to Employer in the capacity of Senior Executive Vice President commencing May 3, 1999 and continue in effect thereafter unless terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7 hereof.

     1.2 He will at all times faithfully, industriously and to best of his ability perform all duties that may be required of him by virtue of his position as Senior Executive Vice President and all duties set forth in the Employer's Code of Regulations, Bylaws and the policies as adopted by the Employer's Board of Directors. In addition, he shall perform in the same manner any duties assigned or delegated to him by the President and Chief Executive Officer and the Chairman of the Board of Employer.

     1.3 On or about January 1, 2000, Employee shall become the President and Chief Executive Officer of Employer and thereafter render professional management services commensurate with such position. All of the above is subject, however, to the termination provisions contained in this Agreement.

     1.4 Upon Employee becoming the President and Chief Executive Officer of Employer, Employer shall at the next annual meeting of shareholders of Employer nominate and present Employee's name to Employer's shareholders for election as a member of the Board of Directors of Employer.

     1.5 Except as otherwise expressly provided herein, this Agreement represents the entire agreement between Employer and Employee regarding Employee's employment by Employer.

     1.6 Except as otherwise expressly stated herein this Agreement may be changed or amended only by a written document which is clearly designated as an amendment to this specific Agreement and only if such document is signed by both parties.

     1.7 No action by either party and no refusal or neglect of either party to exercise a right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless a waiver is expressed in a written document which is clearly designated as a waiver and unless such document is signed by both parties.

    2.    Compensation.

     2.1 In consideration for the services as Senior Executive Vice President, Employer agrees to pay Employee the sum of One Hundred Eighty Five Thousand Dollars ($185,000.00) for the first twelve (12) consecutive monthly period of the Agreement term and upon Employee being appointed President and Chief Executive Officer of Employer, his basic salary shall immediately increase to the sum of Two Hundred Thousand Dollars ($200,000.00) for the next ensuing twelve (12) consecutive monthly period of the Agreement term and thereafter. The said basic salary shall be payable in twenty-six (26) equal bi-weekly payments during each twelve
(12) consecutive monthly period of the Agreement term and prorated if the Agreement term is terminated prior to the completion of a twelve (12) consecutive monthly period.

     2.2 As additional consideration for Employee's services hereunder, Employee may receive a discretionary bonus from time to time. Such bonus shall be determined by Employer's Board of Directors in its sole discretion.

     2.3 There shall be an annual review of Employee's performance and compensation by the Employer's Board of Directors or a committee thereof. The annual review shall occur not less than sixty (60) days after the end of Employer's fiscal year for the express purpose of reviewing the prior years performance of Employee. Any change in compensation shall immediately act as an amendment of Section 2.1 above.

     2.4 The obligations of Employer to pay Employee's basic salary, bonuses, if any, and other benefits under this Agreement are expressly conditioned upon Employee's continued and faithful performance of an adherence to each and every material promise, duty and obligation assigned to or made by Employee under this Agreement.

    3.    Vacation and Time Off.

     3.1 Employee shall be entitled to twenty-two (22) working days of compensated vacation in each of the contract years, pursuant to the terms and conditions of Employer's vacation time off policy, to be taken at times mutually agreed upon in advance between Employee and the President and Chief Executive Officer of Employer and/or if appropriate the Chairman of the Board of Directors of Employer.

     3.2 All vacation time off shall be non-cumulative if not taken within the appropriate contract year or within the first quarter of the succeeding contract year and except that unused vacation time may be redeemed as compensation pursuant to the terms and conditions of Employer's vacation time off policy.

     3.3 Employee's vacation time off may be increased by Employer in its sole discretion.

     3.4 Employee shall be permitted to be absent from his duties during business hours to attend professional meetings, seminars, conventions, business development and attend to such outside professional duties as have been mutually agreed upon between Employee and the President and Chief Executive Officer of Employer and/or if appropriate, the Chairman of the Board of Directors of Employer. Attendance at such approved meetings, seminars, conventions, business development and accomplishment of approved professional duties shall be fully compensated and shall not be considered vacation. Employer shall reimburse Employee for all reasonable expenses incurred by him incident to attendance at approved professional meetings, seminars and conventions and such reasonable entertainment expenses incurred by Employee in furtherance of Employer's interest.

     3.5 Employee shall also be entitled to additional days of time off with full compensation for holidays in accordance with Employer's holiday time off policy.

    4.    Fringe Benefits.

     4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer are entitled. In addition thereto, and as additional consideration for Employee accepting the position of Senior Executive Vice President of Employer, Employer agrees to provide Employee:

          A. Disability compensation allowance which shall commence one hundred eighty (180) days after Employee incurring a disability which precludes his ability to perform his duties under this Agreement and shall continue pursuant to the terms of Employers long-term disability policy.

          B. Inclusion under Employer's pension, retirement, profit sharing, and stock option plan as presently in force or as adopted and as amended from time to time.

          C. A family plan of hospitalization as in force by Employer and as amended from time to time. Such family plan of hospitalization shall be in effect immediately upon Employee's commencement of employment.

          D. A term life insurance policy on Employee provided he is insurable under the standard rate criteria of a commercial life insurance company in an amount equal to 2.7 times the base annual compensation of Employee, but not to exceed Three Hundred Thousand Dollars ($300,000.00) payable to the beneficiary of his choice.

          E. Sick leave as presently in force by Employer and as amended from time to time.

          F. Purchase or lease for the use of Employee an automobile as selected by Employee and agreed to by Employer and to reimburse him for expenses related to its operation for business purposes. Such automobile shall be replaced after three (3) years of use by Employee. Upon termination of this Agreement for any reason, Employer shall be immediately entitled to possession of said automobile.

          G. To pay the initiation fee and monthly dues for a membership for Employee at a country club of his choice located in Lorain County, Ohio. All expenses incurred by Employee at such country club in furtherance of Employer's business or interest shall be reimbursed to Employee by Employer upon presentation of appropriate itemization and receipts. The identity of the country club and the type of membership thereat shall be mutually agreed upon, in advance, by Employee and Employer.

          H. Reimburse Employee reasonable expenses related to the performance of Employee's duties as Senior Executive Vice President including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of his duties and obligations hereunder; expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Senior Executive Vice President under this Agreement.

          I. To pay all moving expenses incidental to the relocation of Employee to Lorain County, Ohio in an amount not to exceed Eight Thousand Dollars ($8,000.00). Employee shall furnish to Employer paid receipt or estimate for such moving expense.

          J. Pay Employee's reasonable and customary daily expenses from the date of the commencement of this Agreement to the date of Employee's relocation to a residence in Lorain County, Ohio, but not to exceed a six (6) month period.

    5.    Stock Option.

     5.1 Employer grants the Employee an option to purchase Ten Thousand (10,000) shares of common stock of the Employer at a purchase price of Thirty Dollars ($30.00) per share pursuant to the terms and provisions of an Incentive Stock Option Agreement attached hereto marked "Exhibit A" and made a part hereof.

    6.    Prohibition Against Transfer.

     6.1 Employee's duties, obligations and services rendered under this Agreement are personal in nature and are unique to Employee. Therefore, without Employer's prior written consent, Employee shall not assign or otherwise transfer any of Employee's duties, obligations or responsibilities hereunder.

    7.    Termination.

     7.1 In addition to any termination under the foregoing Sections, this Agreement shall be terminated:

          A. If either party materially violates the terms and conditions of this Agreement, the other party shall give the breaching party notice of said violation and if the breaching party does not cure such violation within sixty (60) days after notice, then the other party shall have the right to terminate this Agreement without further notice.

          B. The Employer through its Board of Directors may terminate this Agreement without cause at any time upon ninety (90) days prior written notice to Employee.

          C. By Employee upon "change in control of the Employer" as hereinafter defined.

          D.   Upon the death of Employee.

          E. In the event of the disability of Employee resulting in his inability to perform his duties for a period of six (6) months, he shall be considered permanently disabled and he shall in that event be entitled to the salary and benefits provided by Employer under its long term disability policy.

          F. Upon the termination of this Agreement, pursuant to Subparagraph (A) (but only if Employee terminates the Agreement due to the Employer's breach) or Paragraph (B) all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Employee his total Lorain National Bank compensation as reflected on his W-2 Federal Income Tax Statement for the prior year for a period one (1) year from the date of termination. In the event the Agreement is terminated pursuant to Paragraph (C) hereof, all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Employee his total Lorain National Bank compensation as reflected on his W-2 Federal Income Tax Statement for the prior year for a period of two (2) years from the date of termination.

          G. The termination payments payable to Employee shall survive Employee's death should he die during the period he is receiving termination payments as provided for in Section F above.

          H. During the Agreement term, Employee may, in his discretion, without cause, terminate his employment with Employer by giving the Board of Directors of Employer at least ninety (90) days written notice of his decision to terminate his Agreement. Upon the effective date of such employment termination by Employee, and upon such termination both parties shall be released from any and all liabilities hereunder.

          I. "Change in control of Employer" shall mean the occurrence of any of the following events.

               i. Individuals who on January 1, 1999 constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a Director subsequent to January 1, 1999, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for Director without written objection by such Incumbent Directors to such nomination) shall be deemed to be an Incumbent Director; provided, however, that no individual elected or nominated as a Director of the Employer initially as a result of an actual or threatened election contest with respect to the Directors of any other actual or threatened election contest with respect to Directors or any other actual or threatened solicitation of proxies by or on behalf of any persons other than the Board shall be deemed to be an Incumbent Director.

               ii. Any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 15% or more of the combined voting power of the Employer's then outstanding securities eligible to vote for the election of the Board (the "Employer Voting Securities"); provided, however, that the event described in this paragraph 2 shall not be deemed to be a Change in Control of the Employer by virtue of any of the following acquisitions:
(a) by the Employer or any Subsidiary, (b) by any employee benefit plan sponsored or maintained by the Employer or any Subsidiary, or by an employee stock benefit trust created by the Employer or any Subsidiary,
(c) by any underwriter temporarily holding securities pursuant to an offering of such securities; or (d) a transaction (other than one described in 3 below) in which Employer Voting Securities are acquired from the Employer, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this clause (d) does not constitute a Change in Control under this paragraph 2;

               iii. The consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving the Employer, or any of its Subsidiaries that requires the approval of the Employer's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (a) more than 50% of the total voting power of the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation"), or if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation"), is represented by Employer Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Employer Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Employer Voting Securities among the holders thereof immediately prior to the Business Combination, (b) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the surviving Corporation or the Parent Corporation), is or becomes the beneficial owner, directly or indirectly, of 15% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation); and (c) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval for the execution of the initial agreement providing for such Business Combination (any Business Combination must satisfy the criteria specified in (a), (b) and (c) above so as to not constitute a "Change in Control of the Corporation"); or

               iv. The occurrence of a complete liquidation or dissolution of the Employer or any of its Subsidiaries, or a sale of all or substantially all of the assets of the Employer, or any of its Subsidiaries.

          J. Employer shall have the sole discretion to determine whether Employee shall continue to render services hereunder during such notice periods as provided for in this Section 7. Termination.

    8.    Non Competition.

     8.1 Employee, as a condition of this Agreement, covenants and agrees that in the event this Agreement should be terminated for any reason other than termination for cause against Employer or termination due to change in control of the Employer, the Employee shall not compete with Employer at any location within fifty (50) miles radius of Employer's main office or any of its branch locations for a period of one (1) year. For purposes of this Agreement "non-compete" means that Employee shall not engage directly or indirectly in competition with Employer either directly of indirectly, own (partially or completely) or control through stock or otherwise or work or render services for, be employed or engaged by, represent in any capacity, or advise or consult any corporation, partnership, entity or other enterprise who or which conducts or is involved with any business activity which competes with any business activity, product or service rendered, performed or produced by Employer.

     8.2 - Employee acknowledges that all information, knowledge and data connected with or related to the operations of Employer, including without limitation, all techniques, methods, systems, methodologies, facts, data or other information, of whatever kind or whatever form concerning the business or affairs of Employer are valuable, special and unique assets of the Employer and that Employee shall not disclose or divulge any such information, knowledge or data to any person, association, partnership, corporation or entity for any reason or purpose whatsoever.

     8.3 - In the event of a breach or a threatened breach by Employee of his obligations under this paragraph 8, Employee hereby acknowledges and stipulates that Employer shall not have an adequate remedy at law, shall suffer irreparable harm and therefore it is mutually agreed and stipulated by the parties hereto that, in addition to any other remedies at law or in equity which the Employer may have, the Employer shall be entitled to obtain in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any further violation or breach of such covenants.

    9.    Indemnification.

     9.1 - Employer hereby indemnifies and saves Employee harmless from and against all claims, liabilities, judgments, decrees, fines, penalties, fees, amounts paid in settlement or any other costs, losses, expenses (including but not limited, attorney fees and court costs) directly or indirectly arising or resulting from or in connection or association with any threatened or pending action, suit or proceedings (whether civil, criminal, administrative, investigatory or otherwise) and any appeals related thereto under which Employee is a party or participant because of Employee's good faith actions or omissions arising from the performance of Employee's duties and obligations under this Agreement except for such claims including court proceedings brought by the respective parties hereto against each other.

     9.2 - As a condition precedent to the indemnification and other obligations of Employer under this section 8, Employee must first:

          A. Notify Employer of any actual or potential claim under this section.

          B. Authorize and permit Employer in its sole discretion to choose any legal counsel to defend or otherwise handle the claim and all proceedings and matters relating thereto.

          C. Permit Employer to assume total complete and exclusive control of the claim and all proceedings and matters relating thereto.

    10.   Miscellaneous.

     10.1 - This Agreement constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written between the parties with respect to the subject matter hereof.

     10.2 - Except as otherwise specifically provided the terms and condition of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective it shall have been approved by the Board of Directors of Employer and reduced to writing.

     10.3 - The invalidity or unenforceability of any particular provision of this Agreement shall not affect its other provisions and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

     10.4 - Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns and upon Employee, his administrators, executors, legatees, heirs and assigns.

     10.5 - This Agreement shall be construed and enforced under and in accordance with the laws of the State of Ohio.

  IN WITNESS WHEREOF, the parties have hereunto set their hands the day and year first above written.

In the Presence of:

/s/Daniel P. Batista               /s/Gary C. Smith
_________________________________  __________________________________
                              Gary C. Smith - "Employee"
/s/Denise M. DeVito
_______________________________

                              LNB BANCORP, INC.
/s/Daniel P. Batista                 by: /s/James F. Kidd
________________________________      ________________________________

/s/Denise M. DeVito
________________________________

                              LORAIN NATIONAL BANK
/s/Daniel P. Batista                 by: /s/James F. Kidd
________________________________      ________________________________

/s/Denise M. DeVito
________________________________

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1998)

                     S - K Reference Number (10b)


          Incentive Stock Option Agreement by and between Gary C.
          Smith and LNB Bancorp, Inc. dated March 6, 1999.

               INCENTIVE STOCK OPTION AGREEMENT

  THIS AGREEMENT is entered into this 11 day of March, 1999, by and between LNB BANCORP, INC., an Ohio corporation (the "Company"), and GARY
C. SMITH ("Employee").

                           RECITALS
  The Company is an Ohio corporation. The Company owns all of the outstanding common shares of Lorain National Bank, a banking association organized and existing under the banking laws of the United States of America (the "Bank").

  The Company is issuing the Options provided for in this Agreement to the Employee hereunder in connection with the agreement by Employee to accept a position as Senior Executive Vice President of the Company and the Bank.

  The Company's Board of Directors has determined that the issuance of options pursuant to this Agreement is in the best interest of the Company and its shareholders.

                          AGREEMENT

  Now, therefore, intending to be legally bound and in consideration of the mutual covenants set forth herein, the parties hereto agree as follows:

1.   Number of Shares and Price Per Share

     A Stock Option for a total of 10,000 shares of Company Common Stock, $1 a value, of the Company is hereby granted to Employee at an exercise price of $30 per share, hereinafter the "Option(s)." All Options granted hereunder are nonqualified stock options.

2.   Duration and Exercise of Options

     A. The option exercise period shall be ten (10) years from the date Employee commences employment with Company and Bank, provided, that such period shall be reduced with respect to any Options, as outlined below, in the event of death, disability or termination of employment or retirement of the Employee.

     B. The exercise of any Option and delivery of the optioned shares shall be contingent upon receipt by the Company of written notice specifying the number of shares to be purchased, accompanied by the full purchase price in cash, or, at the discretion of the Company, in whole or in part in common shares of the Company valued at fair market value, as determined by the Company's Board of Directors.

     C. No Option may be exercised after termination of employment of Employee except as hereinafter provided.

     D. Upon termination of the Employee's services as an employee of the Company (whether by retirement under a retirement plan of the Company or otherwise), for any reason other than death, disability or termination for cause his stock option shall be exercisable only as to those shares of common stock which were immediately purchasable by him at the date of such termination and shall be exercisable only for a period of three (3) months after the date of termination. If Employee's services as an officer or other employee is terminated for cause, all rights under this Stock Option shall expire upon such termination. The Board of Directors of Company shall determine, for the purposes of this Agreement, the reason for termination of Employee's employment and its determination shall be binding and conclusive. Upon the death or disability (disability shall mean and be limited to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code) of the Employee during his period of service as an employee of Company, his Stock Option shall be exercisable only for a period of twelve (12) months after the date of death or disability.

     E. Options may be exercised in whole or in part, but only with respect to whole shares and a minimum of 100 share lots.

     F. The Company shall not be required to issue or deliver any certificate for shares of its stock purchased upon the exercise of any part of the Option before: (I) completion of any registration or other qualification of such shares under any state or federal law or ruling or regulation of any governmental regulatory body that the Company shall, in its sole discretion, determine is necessary or advisable; and (ii) the Board of Directors of the Company shall have been advised by counsel that all applicable legal requirements have been complied with.

3.   Nontransferability of Options

     The Option shall not be transferable otherwise than by will or by the laws of descent and distribution, and may be exercised during the lifetime of the Employee only by him.

4.   Effect of Stock Dividends, etc.

     The Board of Directors of the Company shall make appropriate adjustments in the price of the shares and the number allotted or subject to allotment if there are any changes in the common stock of the Company by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers or consolidations.

5.   Authority to Withhold Tax

     The Employee hereby consents to the withholding of such taxes as are required by the Company, and further agrees that as a condition of exercise of the Option by the Employee, the Company may, if in its sole discretion the Company determines that such payroll withholding is impractical or insufficient, require that the Employee advance all or a portion of such taxes to the Company.

  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

                              LNB BANCORP, INC. (the "Company")
                                     By: /s/James F. Kidd
                                 _______________________________
                                   James F. Kidd, President & CEO

                                    /s/Gary C. Smith
                              __________________________________
                              Gary C. Smith, "Employee"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1998)

                     S - K Reference Number (10c)


          Amended Employment Agreement by and between James F.
          Kidd and LNB Bancorp, Inc. and The Lorain National
          Bank dated March 3, 1999.

                          AGREEMENT
  THIS AGREEMENT is entered into as of the 3 day of March, 1999, by and between JAMES F. KIDD ("Kidd") and LNB BANCORP, INC., an Ohio corporation and the LORAIN NATIONAL BANK, a banking organization organized and existing under the law of the United States of America (collectively "Employer"):
  WHEREAS, Kidd and Employer have entered into an Employment Agreement dated September 11, 1995; and
  WHEREAS, Kidd and Employer wish to modify and amend certain provisions of said Employment Agreement; and
  WHEREAS, the Board of Directors of Employer has authorized the Employer to enter into this Amended Employment Agreement.
  NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained the Employment Agreement dated September 11, 1995 is hereby amended in the following respects:

    1. Paragraph [12] of the Agreement is amended and restated to provide as follows:

        "[12] Notwithstanding the provisions of Paragraph 9, this Agreement shall be terminated:

          [a] If either party materially violates the terms and conditions of this Agreement, the other party shall have the right to terminate this Agreement upon thirty (30) days prior written notice to the breaching party;

          [b] The Employer through its Board of Directors may terminate this Agreement without cause at any time upon ninety (90) days prior written notice to Kidd;

          [c] Upon resignation of employment by Kidd occasioned by "Change in Control of the Employer" as hereinafter defined;

          [d] Upon the death of Kidd provided he is not receiving termination payments pursuant to paragraph (f) hereof;

          [e] In the event of the disability of Kidd resulting in his inability to perform his duties for a period of six (6) months, he shall be considered permanently disabled and he shall, in that event, be entitled to the salary and benefits he is then receiving on the date of determination of total disability and continuing for a period of two (2) years thereafter reduced however, by any amounts received by Kidd pursuant to a policy of disability insurance in force at the time of such disability;

          [f] Upon the termination of this Agreement pursuant to subparagraph [a] (but only if Kidd terminates the Agreement due to the Employer's breach) or paragraph [b] or [c] hereof, all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Kidd, provided he has not yet reached his 63rd birthday, his total Lorain National Bank compensation as would be reflected on his W-2 Federal Income Tax Statement for such year for a period of two (2) years from the date of termination. During such two-year period and in addition to the payment of his compensation, Employer shall continue to provide Kidd, at Employer's cost, all fringe benefits as though he were still an employee. Fringe benefits include, but are not limited to, health and hospitalization insurance, life insurance and full pension accrual. Upon expiration of the two-year payment period Kidd shall be entitled to participate in Employer's health and hospitalization plan until he reaches age sixty five (65), provided he pays either directly or through Employer the premium attributable to his coverage under the Plan.  If Kidd is over the age of sixty three
         (63) at the time of termination, salary and benefits as set forth above shall continue to be provided by Employer to Kidd until
          Kidd reaches age sixty five (65). Kidd may elect, in his sole discretion, to be paid salary due under this provision in a lump sum upon termination.

          [g] The termination payments payable to Kidd shall survive Kidd's death should he die during the period he is receiving termination payments as provided for in Section [f] above.

          [h] During the Agreement Term Kidd may, in his discretion, without cause, terminate his employment with Employer by giving the Board of Directors of Employer at least ninety (90) days written notice of his decision to terminate his Agreement. Upon the effective date of such employment termination by Kidd, and upon such termination both parties shall be released from any and all liabilities hereunder.

          [i] "Change in Control of the Employer" shall mean the occurrence of any one of the following events:

            i. Individuals who, on August 1, 1995, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director subsequent to August 1, 1995, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination) shall be deemed to be an Incumbent Director; provided, however, that no individual elected or nominated as a director of the Employer initially as a result of an actual or threatened election contest with respect to directors of any other actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any persons other than the Board shall be deemed to be an Incumbent Director;

            ii. Any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 15% or more of the combined voting power of the Employer's then outstanding securities eligible to vote for the election of the Board (the "Employer Voting Securities"); provided, however, that the event described in this paragraph ii shall not be deemed to be a Change in Control of the Employer by virtue of any of the following acquisitions: (a) by the Employer or any Subsidiary, (b) by any employee benefit plan sponsored or maintained by the Employer or any Subsidiary, or by an employee stock benefit trust created by the Employer or any Subsidiary, by any underwriter temporarily holding securities pursuant to an offering of such securities; or (d) a transaction (other than one described in iii below) in which Employer Voting Securities are acquired from the Employer, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this clause (d) does not constitute a Change in Control under this paragraph ii;

            iii. The consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving the Employer, or any of its Subsidiaries that requires the approval of the Employer's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (a) more than 50% of the total voting power of the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation"), or if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation"), is represented by Employer Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable,represented by shares into which such Employer Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Employer Voting Securities among the holders thereof immediately prior to the Business Combination, (b) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the surviving Corporation or the Parent Corporation), is or becomes the beneficial owner, directly or indirectly, of 15% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation); and at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval for the execution of the initial agreement providing for such Business Combination (any Business Combination must satisfy the criteria specified in (a), (b) and above so as to not constitute a "Change in Control of the Corporation"); or

            iv. The occurrence of a complete liquidation or dissolution of the Employer or any of its Subsidiaries, or a sale of all or substantially all of the assets of the Employer, or any of its Subsidiaries.

  Notwithstanding the foregoing, a Change in Control of the Employer shall not be deemed to occur solely because any persons acquire beneficial ownership of more than 15% of the Employer Voting Securities as a result of the acquisition of Employer Voting Securities by the Employer, which reduces the number of Employer Voting Securities outstanding; provided, that if after such acquisition by the Employer, such person becomes the beneficial owner of additional Employer Voting Securities that increases the percentage of outstanding Employer Voting Securities beneficially owned by such person, a Change in Control of the Employer shall then occur."

  In all other respects the Employment Agreement of September 11, 1995 shall remain in full force and effect.

  IN WITNESS WHEREOF, the parties have hereunto signed and delivered this Amended Agreement the day and year first above set forth.

In The Presence Of:                   LNB BANCORP, INC.

/s/Daniel P. Batista             BY:/s/Thomas P. Ryan
___________________________         ___________________________

/s/Ann E. Koler                  BY:/s/Stanley G. Pijor
___________________________         ___________________________

                                      THE LORAIN NATIONAL BANK

                                 BY:/s/Thomas P. Ryan
____________________________        __________________________

/s/Daniel P. Batista             BY:/s/James E. Long
____________________________        __________________________

/s/Ann E. Koler                     /s/James F. Kidd
_____________________________       _________________________
                                    James F. Kidd

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1998)

                     S - K Reference Number (10d)





        Amended Employment Agreement by and between Thomas
        P. Ryan and LNB Bancorp, Inc. and The Lorain National
        Bank dated March 3, 1999.

                          AGREEMENT

  THIS AGREEMENT is entered into as of the 3 day of March, 1999, by and between Thomas P. Ryan ("Ryan") and LNB BANCORP, INC., an Ohio corporation and the LORAIN NATIONAL BANK, a banking organization organized and existing under the laws of the United States of America (collectively "Employer"):
  WHEREAS, Ryan and Employer have entered into an Employment Agreement dated September 11, 1995; and
  WHEREAS, Ryan and Employer wish to modify and amend certain provisions of said Employment Agreement; and
  WHEREAS, the Board of Directors of Employer has authorized the Employer to enter into this Amended Employment Agreement.
  NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained the Employment Agreement dated September 11, 1995 is hereby amended in the following respects:

    1. Paragraph [12] of the Agreement is amended and restated to provide as follows:

        "[12] Notwithstanding the provisions of Paragraph 9, this Agreement shall be terminated:

          [a] If either party materially violates the terms and conditions of this Agreement, the other party shall have the right to terminate this Agreement upon thirty (30) days prior written notice to the breaching party;

          [b] The Employer through its Board of Directors may terminate this Agreement without cause at any time upon ninety (90) days prior written notice to Ryan;

          [c] Upon resignation of employment by Ryan occasioned by "Change in Control of the Employer" as hereinafter defined;

          [d] Upon the death of Ryan provided he is not receiving termination payments pursuant to paragraph (g) hereof;

          [e] In the event of the disability of Ryan resulting in his inability to perform his duties for a period of Six (6) months, he shall be considered permanently disabled and he shall, in that event, be entitled to the salary and benefits he is then receiving on the date of determination of total disability and continuing for a period of two (2) years thereafter reduced however, by any amounts received by Ryan pursuant to a policy of disability insurance in force at the time of such disability;

          [f] If there is a change in the duties or responsibilities (including reporting responsibilities) of Ryan that is inconsistent in any material and adverse respect with Ryan's position, duties, responsibilities or status with the employer (including any material adverse diminution of such duties or responsibilities) or a material and adverse change in Ryan's titles or offices (including, if applicable, membership on the Board of Directors) with the Employer as in effect at the date Of execution of this Agreement of Amendment.

          [g] Upon the termination of the Agreement pursuant to subparagraph [a] (but only if Ryan terminates the Agreement due to the Employer's breach) or paragraph [b] or [c] hereof, all rights, duties and obligations of the parties hereto shall cease except that employer shall continue to pay Ryan, provided he has not yet reached his 63rd birthday, his total Lorain National Bank compensation as would be reflected on his W-2 Federal Income Tax Statement for the prior year for a period of two (2) years from the date of termination. During such two-year period and in addition to the payment of his compensation, Employer shall continue to provide Ryan, at Employer's cost, all fringe benefits as though he were still an employee. Fringe benefits include, but are not limited to, health and hospitalization insurance, life insurance and full pension accrual. Upon expiration of the two-year payment period Ryan shall be entitled to participate in Employer's health and hospitalization plan until he reaches age sixty five (65), provided he pays either directly or through Employer the premium attributable to his coverage under the Plan. If Ryan is over the age of sixty three
          (63) at the time of termination, salary and benefits as set forth above shall continue to be provided by Employer to Ryan until Ryan reached age sixty five (65). Ryan may elect, in his sole discretion, to be paid salary due under this provision in a lump sum upon termination.

          [h] The termination payments payable to Ryan shall survive Ryan's death should he die during the period he is receiving termination payments as provided for in Section [g] above.

          [I] During the Agreement Term Ryan may, in his discretion, without cause, terminate his employment with Employer by giving the Board of Directors of Employer at least ninety (90) days written notice of his decision to terminate his Agreement. Upon the effective date of such employment termination by Ryan, and upon such termination both parties shall be released from any and all liabilities hereunder.

          [j] "Change in Control of the Employer" shall mean the occurrence of any one of the following events:

            I. Individuals who, on August 1, 1995, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director subsequent to August 1, 1995, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination) shall be deemed to be an Incumbent Director; provided, however, that no individual elected or nominated as a director of the Employer initially as a result of an actual or threatened election contest with respect to directors of any other actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any persons other than the Board shall be deemed to be an Incumbent Director;

            ii. Any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 15% or more of the combined voting power of the Employer's then outstanding securities eligible to vote for the election of the Board (the "Employer Voting Securities"); provided, however, that the event described in this paragraph ii shall not be deemed to be a Change in Control of the Employer by virtue of any of the following acquisitions: (a) by the Employer or any Subsidiary, (b) by any employee benefit plan sponsored or maintained by the Employer or any Subsidiary, or by an employee stock benefit trust created by the Employer or any Subsidiary, by any underwriter temporarily holding securities pursuant to an offering of such securities; or (d) a transaction (other than one described in iii below) in which Employer Voting Securities are acquired from the Employer, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this clause (d) does not constitute a Change in Control under this paragraph ii;

            iii. The consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving the Employer, or any of its Subsidiaries that requires the approval of the Employer's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (a) more than 50% of the total voting power of the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation"), or if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation"), is represented by Employer Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Employer Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Employer Voting Securities among the holders thereof immediately prior to the Business Combination, (b) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the surviving Corporation or the Parent Corporation), is or becomes the beneficial owner, directly or indirectly, of 15% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval for the execution of the initial agreement providing for such Business Combination (any Business Combination must satisfy
            the criteria specified in (a), (b) and   above so as to not
            constitute a "Change in Control of the Corporation");  or

            iv. The occurrence of a complete liquidation or dissolution of the Employer or any of its Subsidiaries, or a sale of all or substantially all of the assets of the Employer, or any of its Subsidiaries.
  Notwithstanding the foregoing, a Change in Control of the Employer shall not be deemed to occur solely because any persons acquire beneficial ownership of more than 15% of the Employer Voting Securities as a result of the acquisition of Employer Voting Securities by the Employer, which reduces the number of Employer Voting Securities outstanding; provided, that if after such acquisition by the Employer, such person becomes the beneficial owner of additional Employer Voting Securities that increases the percentage of outstanding Employer Voting Securities beneficially owned by such person, a Change in Control of the Employer shall then occur."
  In all other respects the Employment Agreement of September 11, 1995 shall remain in full force and effect.

  IN WITNESS WHEREOF, the parties have hereunto signed and delivered this Amended Agreement the day and year first above set forth.

In The Presence Of:                   LNB BANCORP, INC.

/s/Daniel P. Batista             BY:/s/James F. Kidd
___________________________         ___________________________

/s/Ann E. Koler                  BY:/s/Stanley G. Pijor
___________________________         ___________________________

                                      THE LORAIN NATIONAL BANK

                                 BY:/s/James F. Kidd
____________________________        __________________________

/s/Daniel P. Batista             BY:/s/James E. Long
____________________________        __________________________

/s/Ann E. Koler                     /s/Thomas P. Ryan
_____________________________       _________________________
                                    Thomas P. Ryan

                           LNB Bancorp, Inc.



                       Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 1998)

                     S - K Reference Number (11)


               Statements re: Computation of Per Share Earnings.

       The statements regarding the Computation of Per Share Earnings is incorporated herein by reference to Footnote 2
           "Earnings Per Share" on page 20 of the LNB Bancorp, Inc.
                           1998 Annual Report

                             LNB Bancorp, Inc.

                          Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 1998)

                        S - K Reference Number (13)




                   LNB Bancorp, Inc. 1998 Annual Report
                             to Shareholders.

COVER DESCRIPTION

1998 Annual Report

LNB BANCORP, INC.

Left side of cover is beige, middle is white with green at the bottom and the right side is blue.

Inside front cover

Corporate and Shareholder Information

CORPORATE HEADQUARTERS

If you need to contact the Corporate headquarters of LNB Bancorp, Inc., call or write to:

LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(440) 244-6000

ANNUAL MEETING

The 1999 Annual Meeting of Shareholders of LNB Bancorp,
Inc. will be held at 10:00 a.m. on Tuesday, April 20, 1999 at The Lorain National Bank, 521 Broadway, Lorain, Ohio.

ANNUAL AND QUARTERLY REPORTS
AND FORM 10-K

Copies of the LNB Bancorp, Inc.'s Annual or Quarterly
Reports or the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

INDEPENDENT AUDITORS

KPMG LLP
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495

PRODUCTS AND SERVICES

For specific information on Lorain National Bank's products and services such as credit card, ATM and debit card, personal, student, mortgage, home equity, commercial, construction, and Small Business Administration loans, checking, savings and time deposits, 24 hour telephone banking, insurance, trust and investment management services, discount brokerage services, or data processing, please contact the Lorain National Bank Office located nearest you. For a listing of Bank Offices, see page 45 of the 1998 Annual Report.

INTERNET

Information on LNB Bancorp, Inc.'s financial results and Lorain National Bank's products and services can be accessed on the Internet at www.4LNB.com.

COMMON STOCK INFORMATION

The common stock of LNB Bancorp, Inc. is traded on the over-the-counter market under the symbol LNBB. The stock is listed as "LNB Bancorp" in the newspapers. LNB Bancorp, Inc.'s CUSIP is 502100 10 0.

DIVIDEND CALENDAR

Cash dividends on common stock, if approved by the Board of Directors, are customarily paid to shareholders as follows:

 Record Dates:
 March 15, June 14, September 13, and December 13, 1999

 Dividend Payable Dates:
 April 1, July 1, October 1, 1999 and January 3, 2000

STOCK TRANSFER AGENT AND REGISTRAR

Shareholders requesting information about their stock holdings should call or write to:

Registrar and Transfer Company
Investor Relations Department
10 Commerce Drive
Cranford, New Jersey 07016-9982
(800) 368-5948

DIVIDEND REINVESTMENT AND
CASH STOCK PURCHASE PLAN

LNB Bancorp, Inc. shareholders who wish to apply quarterly cash dividends or optional cash payments toward the purchase of additional LNB Bancorp, Inc. common stock may take advantage of a dividend reinvestment plan available through The Registrar and Transfer Company. Inquiries or requests for a description of the dividend reinvestment plan should be made to:

Registrar and Transfer Company
Dividend Reinvestment Plans
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948

MARKET MAKERS IN
LNB BANCORP, INC. STOCK

Akin Investment Services Group, Elyria, Ohio
Everen Securities, Inc., Lorain, Ohio
McDonald Investments Inc., Elyria, Sandusky and
Cleveland, Ohio
Mid-Ohio Securities Corp., Elyria, Ohio
National Securities Corp., Lorain, Ohio
Fifth Third/The Ohio Company, Lorain and
Cleveland, Ohio

Half Page Insert


Our Mission

The mission of Lorain National Bank is to be a profitable, responsible, independent business that provides extraordi-nary service to our customers and community, while maxi-mizing shareholder value and creating a high-quality and challenging work environment for our employees.









Our Vision


Lorain National Bank's vision is to become recognized as the most progressive and dynamic, independent provider of financial services in our market.

Half Page insert

Table of Contents

Corporate and Shareholder
 Information . . . . . . . . . . . . . .(Inside front cover)

Financial Highlights . . . . . . . . . . . . . . . . . . . 1

Common Stock Trading Ranges and
  Cash Dividends Declared  . . . . . . . . . . . . . . . . 1

Corporate Profile . . . . . . . . . . . . . . . . . . . .  1

Message to Shareholders  . . . . . . . . . . . . . . . . . 2

Customer Testimonials. . . . . . . . . . . . . . . . . . . 6

Consolidated Balance Sheets  . . . . . . . . . . . . . . .14

Consolidated Statements of Income  . . . . . . . . . . . .15

Consolidated Statements of Cash Flows  . . . . . . . . . .16

Consolidated Statements of Shareholders' Equity  . . . . .17

Notes to Consolidated Financial Statements . . . . . . . .18

Report of Management . . . . . . . . . . . . . . . . . . .33

Independent Auditors' Report . . . . . . . . . . . . . . .33

Five Year Consolidated Financial Summary . . . . . . . . .34

Management's Discussion and Analysis . . . . . . . . . . .35

Selected Quarterly Financial Data  . . . . . . . . . . . .44

Banking Offices & ATMs . . . . . . . . . . . . . . . . . .45

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .46

Officers of Lorain National Bank . . . . . . . . . . . . .47

Earnings and Dividend Performance . . .. . . . . . . . . .48

Financial Highlights

DECEMBER 31,                      1998           1997           1988
----------------------------------------------------------------------
BANK OFFICES                        21             20             16
BANK OFFICERS AND STAFF            316            298            283
SHAREHOLDERS                     2,072          2,066          1,437
TOTAL ASSETS              $541,746,000   $490,728,000   $301,179,000
TOTAL DEPOSITS            $443,848,000   $410,655,000   $262,394,000
NET LOANS                 $366,383,000   $326,863,000   $189,322,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 48,676,000   $ 44,985,000   $ 23,207,000
                        ----------------------------------------------
NET INCOME                $  6,818,000   $ 6,482,000   $  2,881,000
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  3,545,000   $  2,934,000   $ 1,009,000
                        ----------------------------------------------
SHARES OUTSTANDING           4,122,575      4,124,379      3,882,686
                        ----------------------------------------------
Shares outstanding have been adjusted for five-for-four stock splits in 1995 and 1993, a two-for-one stock split in 1989 and stock dividends.

Common Stock Trading Ranges and Cash Dividends Declared

                              1998                         1997
                 --------------------------------------------------------
                       Bid Price                   Bid Price
                 --------------------------------------------------------
                                     Dividend                    Dividend
                     High     Low     Amount     High     Low     Amount
                   -------  ------  ---------   -------  ------  --------
First Quarter      $28.25   $27.25    $.20      $29.75   $29.00    $.16
Second Quarter      27.50    27.00     .20       29.75    29.00     .16
Third Quarter       28.00    27.50     .21       29.75    28.75     .17
Fourth Quarter      28.00    27.75     .25       28.75    27.50     .22

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. are traded on the over-the-counter market primarily through registered brokers in the Corporation's service area. The above bid prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. Dividend amounts have been adjusted for the 2% stock dividend on April 15, 1997.

Corporate Profile

LNB Bancorp, Inc. is a $542 million locally owned one bank holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. Lorain National Bank is a member of the Federal Reserve Bank of Cleveland, a voluntary member of the Federal Home Loan Bank of Cincinnati, with its deposits insured by the Federal Deposit Insurance Corporation.

The Lorain National Bank specializes in personal, mortgage, and small business banking services along with trust and investment management services with operations conducted through its main office, branch offices, and ATM network throughout Lorain, eastern Erie, and western Cuyahoga Counties. The Lorain National Bank operates 21 retail branches and 27 ATM's in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake.
Lorain National Bank offers products and services by telephone through its 24 hour Telebanker and Telepay systems and provides products and service information on the internet at www.4LNB.com. The Lorain National Bank is an Equal Employment Opportunity, Affirmative Action Employer and an Equal Housing Lender.

Logos for Federal Deposit Insurance Corporation, Federal Home Loan Bank System and Equal Housing Lender

END PUBLISHED PAGE 1

Top left column color photograph of James F. Kidd, President and Chief Executive Officer

Message to Shareholders
  It's a pleasure to address you after the close of another eventful year. In addition to recording our 17th consecutive year of increased earnings and record high cash dividends paid to our shareholders, we branched into new markets and welcomed our role as the only locally owned, independent bank in Lorain County.
  Among other highlights, LNB Bancorp, Inc. and its subsidiary, Lorain National Bank, broke the half-billion dollar asset mark in 1998 and laid the groundwork for a very promising 1999, including plans to relocate a branch office to Ely Square, Elyria during the second quarter.

From Vision to Reality
 Not long ago, we stated our Corporate Vision in this publication for the first time. Once published, it became clear to management and staff that we would not stand pat as the marketplace changed around us. Today, we are realizing our vision to become recognized as the most progressive, dynamic, independent provider of financial services in our market.
  In fact, it is likely that before this time next year, we will modify our vision statement to this effect: "It is our vision to remain unchallenged as the most progressive, dynamic, independent provider of financial services in our market."
  We're looking forward to realizing that vision in 1999.

The Bank of Choice
  As the number of competitors in our market shrinks, bank customers are left with fewer choices. In recent years, dozens of bank branches throughout the area have been closed or consolidated, creating crowded lobbies at some banks and leaving customers of others without branches nearby. In 1998, we attributed a substantial increase in the number of households Lorain National serves to this change in market dynamics.
  So what choices do consumers have? Studies show convenience and location still drive consumer banking preference, followed closely by service and price. On our new playing field, you will find neighborhood savings associations, credit unions, super-regional banks, and Lorain National.
  We applaud the efforts of those financial service organizations which continue to do an admirable job serving their customers. They, like us, are benefiting from merger mania. And while it's true that super-regionals are growing; the majority of their growth has come by way of acquisition, not repeat sales driven by customer satisfaction.
  The reasons for our success are clear. We've done an excellent job with the resources at our disposal. We have positioned ourselves as the local alternative - an advocate for personal service in a banking environment dominated by the volume-driven. The super-regionals are either absent from or have curtailed local involvement, pinning their hopes for success on name recognition, price differential and aggressive selling.
  While we employ some of those strategies here, being familiar faces in friendly places is what makes Lorain National unique. It's not a slogan we attach to our name like a monthly special. It's who we are.
  We are to many what a few big banks once were!

What Our Customers Think
 In the eight pages that follow this message, we have devoted space to a number of our customers who feel strongly about their relationships with Lorain National and have graciously agreed to express their support in words


END PUBLISHED PAGE 2

Top left column color photograph of Stanley G. Pijor, Chairman of the Board and pictures from their places of business. They are a small sampling of thousands of customers Lorain National serves, yet their thoughts represent the sentiments of many. We are indebted to great customers like them and appreciate their support of our efforts.

Y2K Readiness

  Significant time and effort have been invested in making the coming of the new millennium a non-event for Lorain National, its customers and shareholders. As of December 1998, all of the bank's mission-critical systems were tested and validated for adherence to Year 2000 (Y2K) compliance. At this time, the bank is on or ahead of schedule in its internal and external Y2K planning.
  Banks in particular are among the leaders of national preparedness initiatives and we are among the most active. In fact, members of our preparedness team have been asked by regulators and consultants to help other banks facilitate Y2K preparation. Lorain National's Y2K task force has performed admirably in its preparations and has implemented a communications plan to keep customers, shareholders, employees and the news media apprised of readiness issues.

1998 Financial Performance

  In 1998 we posted our 17th consecutive year of record earnings, as net income increased by 5.2% over 1997, reaching $6,818,000. Basic earnings per share for 1998 increased 5.8% to $1.65 compared to $1.56 for 1997. Earnings for 1998 were higher than a year ago because of higher net interest income and non-interest income, offset in part by higher operating expenses and provision for loan losses. The graphs on page 48 depict our consolidated earnings and dividends over the past 10 years.
  Cash dividends declared per share for 1998 increased over 21% compared to 1997. Dividends declared per share in 1998 increased $.15 per share to $.86 per share, up from $.71 per share in 1997. Total cash dividends declared in 1998, including the $.04 EXTRA dividend declared by the Board of Directors in November, rose to $3,545,000. Total dividends declared eclipsed the $3 million mark for the first time in the history of LNB Bancorp, Inc. In each of the last 11 years, an increase in

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL LOANS millions of dollars
(A Total Loans graph follows in printed version with loans on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL DEPOSITS millions of dollars
(A Total Deposits graph follows in printed version with deposits on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Total Assets           Total Loans           Total Deposits
Year     Millions of Dollars    Millions of Dollars    Millions of Dollars
1998         $541.7                 $369.9                 $443.8
1997         $490.7                 $331.0                 $410.7
1996         $438.2                 $302.1                 $366.4
1995         $421.6                 $276.5                 $353.5
1994         $394.9                 $261.8                 $335.2


  END PUBLISHED PAGE 3
the regular cash dividend has been approved by the Board of Directors.
The cash dividends declared in 1998 represent a 251% increase over 1988, when $1,009,000 in cash dividends were declared.
  Other financial highlights as of December 31, 1998 include increases in total: assets, loans, deposits and Federal Home Loan Bank advances. Total assets rose 10.4% to $541.7 million as of December 31, 1998, up $51.0 million from year end 1997. Total loans grew by $38.9 million from one year ago to $369.9 million. Total deposits increased 8% to $443.8 million, up $33.2 million from year end 1997. Federal Home Loan Bank advances increased $20 million to $22.0 million at December 31, 1998.
  Total shareholders' equity increased $3.7 million to $48.7 million at December 31, 1998, an increase of 8.2% over the 1997 year-end equity position. The 1998 year end ratio of total shareholders' equity to total assets continues to remain strong at 9.0%. Year end risk based Tier 1 and
total capital ratios were 12.31% and 13.30%, respectively.   LNB Bancorp,
Inc. and its subsidiary, Lorain National Bank, significantly exceed all applicable regulatory capital requirements.

In Memoriam
  It is with great sadness that we acknowledge the passing in 1998 of Don
A. Sanborn, a member of the Lorain National Bank and LNB Bancorp, Inc. Boards of Directors for a combined 25 years. We are grateful to Mr. Sanborn for his many years of faithful service as a director of our organization. He will be missed.

1998 Highlights
  We began the year with the positioning message "Changing Banks Should Be Your Choice," which relates directly to our earlier discussion of mergers and acquisitions. Our message could be seen and heard on most advertising media we use, including outdoor billboards, newspaper ads and radio.
  It was our intent to provoke the thoughts of the general public by asking them to question why they bank where they do. Judging by the impressive response we received, our mission was accomplished - it was one of the most provocative positioning campaigns we've ever run.
  While solidifying our position in our core market, we expanded our scope of service at mid-year by branching into the community of LaGrange. Our new full-service branch office in the Sentinel Square shopping center on State Route 301 was well-received by residents of LaGrange, Grafton, Wellington and surrounding communities.
  Our new office is staffed by a lending officer, an assistant manager and five tellers. Deposit acquisition efforts have been highly successful. The LaGrange branch has quickly established a deposit base that rivals other branches in the system.
  We also installed a new drive-up automated teller machine adjacent to Dad's Sunoco and convenience store on State Route 58 in Amherst. The new ATM is situated on a busy stretch of highway north of the planned Ohio Turnpike exit. After construction of the

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL DIVIDENDS millions of dollars
(A Total Dividends graph follows in printed version with dividends on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE cents*
(A Dividends Per Share graph follows in printed version with dividends on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

             Net Income          Total Dividends       Dividend Per Share
Year     Millions of Dollars   Millions of Dollars           Cents*

1998         $6,818                $3,545                    $0.86
1997         $6,482                $2,934                    $0.71
1996         $5,852                $2,591                    $0.62
1995         $5,003                $2,175                    $0.52
1994         $4,432                $1,905                    $0.46

 *Adjusted for stock dividends and splits
 END PUBLISHED PAGE 4
new turnpike interchange, due to begin this fall, we expect volume at the new ATM to grow even larger.
  During the third quarter of 1998, Lorain National introduced the CARE Quote Line, a third-party property and casualty insurance program which allows bank customers to seek competitive quotes, without obligation, on premiums and coverages from up to 20 highly-rated national insurance providers by telephone. Though still in its infancy, the new insurance program shows it can help us solidify customer relationships and expand our role as a financial services provider.
  Loan demand remained strong in 1998. Thanks to a healthy local economy, more than $68.9 million in new commercial loans were booked, $40.9 million in new mortgages and another $61.0 million in consumer loans were approved. Our home equity loan sales and increased indirect loan business from area automobile dealers contributed greatly to our overall growth in 1998.
  Mortgage lending benefited from favorable interest rates and consumer confidence in the economy. Sales of new homes locally echoed a trend of high growth nationally. According to the U.S. Department of Commerce, new home sales reached record levels during the last quarter of 1998. The National Association of Realtors reported that recent new home sales are at a 20-year high.
  The Trust and Investment Management Division continued to grow with $320.1 million in assets under management, which represents an increase of 29% in 1998, over the year-end 1997 position. Direct revenues for the division in 1998 increased 46%. By increasing the use of technology and continuously raising standards, we continue to excel in personalized service and portfolio performance for our clients.
  At year-end, Lorain National Bank negotiated a long-term lease which allows the relocation of our Second Street Office to the former main office of PremierBank & Trust on Ely Square. The office, on Middle Avenue, was vacated in September by PremierBank following its acquisition by Akron-based First Merit Corporation. Lorain National will reconfigure the Ely Square office floor space to accommodate the delivery of Commercial Lending, Trust & Investment Management and retail banking services.

Excitement in 1999
  Last year closed on a very positive note, as Lorain National completed another year of solid earnings growth and prospects for higher earnings in 1999 appear very good.
  Everyone in the organization is looking forward to opening new doors in the marketplace in the coming year. While the relocation of our Second Street Office to Ely Square is one of only a thousand feet or so, physically, the move speaks volumes for Lorain National Bank's expanded commitment to Elyria and surrounding communities.
  While we have maintained a presence in downtown Elyria for 23 years, we have not been in the Ely Square traffic pattern. By mid-year, we will be open for business six days a week in the heart of Elyria to deliver our brand of superior services to new and existing customers at that time.
  We will continue to aggressively seek new branching and alternative delivery opportunities as they arise. A recent study of U.S. banks showed that even though there is a large movement of customers to various forms of electronic banking, there is still a strong demand for bankers in branch offices. Lorain National's style of person to person banking supports that trend and we will continue to upgrade and seek improvements in our branch delivery system.
  The local economy continues to improve. As witnessed by our successful lending year, local demand for automobiles and new homes remains strong and shows no signs of diminishing in 1999. Another solid commercial lending year is expected, which directly corresponds to the creation of new jobs locally. Employment levels remain relatively high and should remain constant in the coming year.
  In closing, we thank you for your support of our activities and look forward to an exciting 1999.



/s/James F. Kidd                        /s/Stanley G. Pijor

James F. Kidd                           Stanley G. Pijor
President and                           Chairman of the Board
Chief Executive Officer


END PUBLISHED PAGE 5

Left side of page color photograph of Sam Gilbert, President & CEO, Gilcrest Electric & Supply Co.

"When other banks failed to understand my needs, Lorain National recognized my hard work and saw the potential of my business. As a result, we have a great banking relationship."

Like a lot of start-up business owners, Sam Gilbert needed funds to launch his electrical contracting and supply business. Lorain National recognized Sam as a man of his word and a diligent worker, dedicated to his trade and the success of his company.

His Elyria business is one of the most successful electrical contracting and supply companies on northern Ohio.

One of Gilcrest's largest clients is NASA's John Glenn Research Center at Lewis Field (formerly Lewis Research) where electrical power fuels the dreams of tomorrow's space ventures.



END PUBLISHED PAGE 6

Right side of page color photograph of James A. Kastro, Executive
Director, Second Harvest Food Bank

Being sensitive to the needs of the communities Lorain National serves is a fundamental quality of our organization.

Throughout the area, you will find our officers and staff serving as volunteers, mentors and directors of non-profit organizations like Second Harvest Food Bank of North Central Ohio.

Working with Jim and his staff to help Second Harvest is rewarding to us, both on a corporate and personal level.

It's a great example of how Lorain National gives something back to those who've supported us over the years.

"Feeding the hungry can be an overwhelming task. Fortunately, volunteers like those at Lorain National have been very helpful. Whether providing leadership, advice, or sorting food in our warehouse, LNB is always willing to support us."




END PUBLISHED PAGE 7

Left side of page color photograph of Terence R. Wright, President, Lorain Tool Enterprises, Inc.

"I began banking at Lorain National because they truly give detailed, personal attention to their customers. They have proven my business is important to them and they've treated me like a friend ever since."

Most people never see the specialized work of Terry Wright and his machinists at Lorain Tool Enterprises.

Starting from technical drawings, they craft metal and plastic into intricate geometric shapes on state-of-the-art computerized machinery to meet the exacting standards of their customers.

To ensure the quality of their products, Lorain Tool invests in high quality equipment and employs reliable, highly skilled people.

Likewise, we think Terry recognizes the value we've built into his bank.

END PUBLISHED PAGE 8

Right side of page color photograph of Joan Reidy, Co-Owner Avon Oaks Skilled Nursing.

Taking a family approach to skilled nursing is apparent throughout the halls of Avon Oaks Skilled Nursing facility.

Pre-schoolers from the daycare mingle with adult residents, bringing joy to the elderly as they share in the wonder of each other's daily accomplishments.

We applaud Joan and her family for providing a warm and caring facility for the old and young of our community.

"We've been friends with the people of Lorain National for years and it's clear to me that we each believe in the same thing - personal attention to those we serve."

END PUBLISHED PAGE 9

Top of page color photograph of Ron and Tamara Bennett, Owners, Head Quarters, Inc. Salon and Spa

"It is important to our establishment and associates that we work with a bank that aids us in our growth and future goals."

Recently named one of the fastest growing salon and spas in the nation, Head Quarters provides its guests with a relaxing oasis.

From the latest fashion trends to the feel-good image found at their spa, guests always receive quality service.

END PUBLISHED PAGE 10

Business is humming at Penton Honda/Suzuki. In fact, when Dale needed to add more room to accommodate a growing inventory and showroom, Lorain National was there to give his expansion a kick start.

Being responsive to dealerships in need of customer loans or financing needs of their own makes Lorain National a natural local choice.

"Responsiveness is an attribute of the products I sell. It also applies to my banker who provides me quick answers and prompt service on financing."

Bottom of page color photograph of Dale Barris, Owner, Penton Honda/Suzuki

END PUBLISHED PAGE 11

Left side of page color photograph of Johanna Mann, Owner, Mama Jo
Homestyle Pies.

"A good recipe, quality ingredients and the right chemistry - sounds like the makings for a great bank."

There aren't many folks in our area who haven't tasted the delights coming from the ovens of Johanna Mann - then again, there are some people who don't eat pie.

Johanna's pies are part of a growing business and are synonymous with all major holiday meals and special occasions throughout the area.

Lorain National is proud to be associated with her recently expanded baking facility and storefront in Amherst.

Though our waistlines are suffering as a result, Mama Jo's is a customer we all love to visit.

END PUBLISHED PAGE 12

Right side of page color photograph of Albert V. Januzzi, Owner, Al Januzzi Footwear

While many shoe stores come and go, one name is recognized by quality shoe buyers throughout Lorain County - Al Januzzi.

Before plastic, vinyl, foam rubber and soles that light up, Al Januzzi was here with quality leather shoes that stand the test of time.

While it's true that styles have changed and Al's business has changed to meet demand, his company's insistence on quality and proper fit remains the same.

"Lorain National and I go back decades, when they were known as The Lorain Banking Company. We're both still in business today because we've changed with the times and stayed current with our customer's needs."

END PUBLISHED PAGE 13

  Consolidated Balance Sheets

  December 31,                                        1998          1997
 -------------------------------------------------------------------------
  ASSETS:
  Cash and due from banks (note 3)             $ 26,177,000  $ 24,273,000
  Federal funds sold and other interest-
    bearing instruments                           6,624,000       134,000
  Securities (note 5):
    Available for sale, at fair value            78,128,000    17,349,000
    Held to maturity, at cost (fair value
     $40,253,000 and $96,861,000 respectively)   38,202,000    96,038,000
  Federal Home Loan Bank and Federal Reserve
    Bank stock, at cost                           2,189,000     1,987,000
                                              ----------------------------
  Total securities                              118,519,000   115,374,000
                                              ----------------------------
  Loans (notes 6 and 7):
    Portfolio loans                             359,475,000   319,666,000
    Loans available for sale                     10,391,000    11,365,000
                                              ----------------------------
  Total loans                                   369,866,000   331,031,000
    Reserve for possible loan losses             (3,483,000)   (4,168,000)
                                              ----------------------------
  Net loans                                     366,383,000   326,863,000
                                              ----------------------------
  Bank premises and equipment, net (note 8)      10,989,000    11,846,000
  Intangible assets (note 4)                      4,666,000     5,114,000
  Accrued interest receivable                     3,685,000     3,155,000
  Other assets                                    4,703,000     3,969,000
                                              ----------------------------
  TOTAL ASSETS                                 $541,746,000  $490,728,000
                                              ----------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits (note 9):
    Demand and other noninterest-bearing
      deposits                                 $ 85,558,000  $ 68,565,000
    Savings and passbook accounts               182,011,000   172,936,000
    Time deposits                               176,279,000   169,154,000
                                              ----------------------------
  Total deposits                                443,848,000   410,655,000
                                              ----------------------------
  Securities sold under repurchase agreements
    and other short-term borrowings (note 10)    22,960,000    28,950,000
  Federal Home Loan Bank advances (note 11)      22,045,000     2,045,000
  Accrued interest payable                        1,487,000     1,379,000
  Accrued taxes, expenses and other liabilities
    (Notes 13 and 19)                             2,730,000     2,714,000
                                              ----------------------------
  Total liabilities                             493,070,000   445,743,000
                                              ----------------------------

  Shareholders' equity: (note 14)
    Common stock, $1.00 par: Shares authorized 5,000,000
     Shares issued 4,222,575 and 4,222,375, respectively and
     Shares outstanding 4,122,575 and 4,124,379,
      respectively (notes 16, 17 and 18)           4,223,000    4,222,000
    Additional capital                            22,602,000   22,599,000
    Retained earnings (note 15)                   24,210,000   20,937,000
    Accumulated other comprehensive income           541,000       70,000
    Treasury stock at cost, 100,000 and 97,996
      shares, respectively                        (2,900,000)  (2,843,000)
                                              ----------------------------
  Total shareholders' equity                      48,676,000   44,985,000
                                              ----------------------------
  Commitments and contingencies (notes 8 and 12)
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $541,746,000 $490,728,000
                                              ----------------------------
  See accompanying notes to consolidated financial statements

  END PUBLISHED PAGE 14

                                         Consolidated Statements of Income

  Years ended December 31,             1998           1997          1996
--------------------------------------------------------------------------
  INTEREST INCOME:
    Interest and fees on loans:
      Taxable                   $ 30,664,000   $ 28,223,000  $ 25,851,000
      Tax exempt                      42,000         49,000        59,000
    Interest and dividends on
        securities:
      U.S. Treasury securities     3,684,000      5,157,000     5,107,000
      U.S. Government agencies
       and corporations            3,194,000      1,299,000       949,000
      States and political
       subdivisions                  204,000        150,000       228,000
      Other debt and equity
       securities                    152,000        134,000        93,000
    Interest on Federal funds
      sold and other interest-
      bearing instruments            238,000        144,000       183,000
                              --------------------------------------------
  TOTAL INTEREST INCOME           38,178,000     35,156,000    32,470,000

  INTEREST EXPENSE:
    Interest on deposits:
      Time certificates of
       $100,000 and over           2,327,000      2,285,000     1,875,000
      Other deposits              10,196,000      9,398,000     8,630,000
    Interest on securities sold
      under repurchase agreements and
      other short-term borrowings  1,107,000      1,229,000       973,000
    Interest on Federal Home Loan
      Bank advances                  369,000         78,000           -0-
                              --------------------------------------------
  TOTAL INTEREST EXPENSE          13,999,000     12,990,000    11,478,000
                              --------------------------------------------
  NET INTEREST INCOME             24,179,000     22,166,000    20,992,000
    Provision for possible
      loan losses (note 7)         2,725,000        750,000       600,000
                              --------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES      21,454,000     21,416,000    20,392,000
                              --------------------------------------------
  OTHER INCOME:
    Trust and Investment Management
      Division income              1,887,000      1,293,000     1,095,000
    Service charges on deposit
      accounts                     2,533,000      2,143,000     1,903,000
    Other service charges,
      exchanges and fees           2,515,000      2,316,000     1,870,000
    Gains (losses) on sales of
      securities (note 5)            256,000            -0-        (1,000)
    Other operating income            62,000         51,000        58,000
                              --------------------------------------------
  TOTAL OTHER INCOME               7,253,000      5,803,000     4,925,000

  OTHER EXPENSES:
    Salaries and employee benefits
     (notes 16, 17, 18 and 19)     9,153,000      8,652,000     8,134,000
    Net occupancy expense of
     premises (note 8)             1,359,000      1,274,000     1,224,000
    Furniture and equipment
     expenses (note 8)             2,020,000      2,290,000     2,045,000
    Supplies and postage           1,037,000        967,000       971,000
    Other operating expenses       5,292,000      4,204,000     4,191,000
                              --------------------------------------------
  TOTAL OTHER EXPENSES            18,861,000     17,387,000    16,565,000
                              --------------------------------------------
  INCOME FROM OPERATIONS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE        9,846,000      9,832,000     8,752,000
                              --------------------------------------------
    INCOME TAXES (note 13)         3,291,000      3,350,000     2,900,000
                              --------------------------------------------
  INCOME FROM OPERATIONS BEFORE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                       6,555,000     6,482,000      5,852,000
                              --------------------------------------------
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAXES
   OF $136,000 (note 5)              263,000           -0-            -0-
                              --------------------------------------------
  NET INCOME                     $ 6,818,000   $ 6,482,000    $ 5,852,000
                              --------------------------------------------
  BASIC EARNINGS PER SHARE
   (note 2)                          $ 1.65        $  1.56        $  1.39
                              --------------------------------------------
  DILUTIVE EARNINGS PER SHARE
   (note 2)                          $ 1.65        $  1.55        $  1.39
                              --------------------------------------------
  DIVIDENDS DECLARED PER SHARE       $  .86        $   .71        $   .62
                              --------------------------------------------

  See accompanying notes to consolidated financial statements.

  END PUBLISHED PAGE 15

  Consolidated Statements of Cash Flows

  Years ended December 31,             1998           1997          1996
 -------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Interest received            $ 38,031,000   $ 34,741,000  $ 32,561,000
   Other income received           6,228,000      5,762,000     4,970,000
   Interest paid                 (13,891,000)   (12,874,000)  (11,465,000)
   Cash paid for salaries
    and employee benefits         (8,556,000)    (8,580,000)   (8,015,000)
   Net occupancy expense of
    premises paid                 (1,011,000)      (950,000)     (935,000)
   Furniture and equipment
    expenses paid                   (680,000)      (818,000)     (787,000)
   Cash paid for supplies and
    postage                       (1,037,000)      (967,000)     (971,000)
   Cash paid for other
    operating expenses            (4,185,000)    (5,135,000)   (3,829,000)
   Federal income taxes paid      (3,869,000)    (3,176,000)   (2,974,000)
   Proceeds from sales of
    trading securities             7,386,000            -0-           -0-
                              --------------------------------------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES           18,416,000      8,003,000     8,555,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of
    securities held to maturity   23,447,000     21,906,000    30,006,000
   Proceeds from maturities of
    securities available for sale 29,891,000      5,475,000     7,764,000
   Proceeds from sales of securities
    available for sale            17,782,000            -0-     1,999,000
   Purchases of securities
    held to maturity             (30,611,000)   (29,319,000)  (29,405,000)
   Purchases of securities
    available for sale           (49,960,000)    (8,511,000)  (10,743,000)
   Net (increase) decrease in
    credit card loans                 83,000         43,000      (132,000)
   Net (increase) in long-term
    loans                        (43,572,000)   (30,077,000)  (26,214,000)
   Purchases of bank premises,
    equipment and intangible
    assets                          (815,000)    (7,280,000)   (1,407,000)
   Proceeds from sales of
    bank premises and equipment        4,000         20,000        55,000
                              --------------------------------------------
  NET CASH USED IN INVESTING
   ACTIVITIES                    (53,751,000)   (47,743,000)  (28,077,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and other
    noninterest-bearing deposits  16,993,000      4,763,000     3,639,000
   Net increase in savings
    and passbook deposits          9,075,000     13,347,000       142,000
   Net increase in time deposits   7,125,000     26,165,000     9,144,000
   Net increase (decrease) in securities sold
    under repurchase agreements and other
    short-term borrowings         (3,790,000)     3,364,000      (762,000)
   Proceeds from Federal Home
    Loan Bank advances            20,000,000        950,000     1,095,000
   Proceeds from line of credit          -0-      2,400,000           -0-
   Cash paid on line of credit    (2,200,000)      (200,000)          -0-
   Purchase of treasury stock        (57,000)    (2,843,000)          -0-
   Proceeds from exercise of
    stock options                      4,000         21,000       179,000
   Dividends paid                 (3,421,000)    (2,813,000)   (2,452,000)
                              --------------------------------------------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                    43,729,000     45,154,000    10,985,000
                              --------------------------------------------
  NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS       8,394,000      5,414,000    (8,537,000)
  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR           24,407,000     18,993,000    27,530,000
                              --------------------------------------------
  CASH AND CASH EQUIVALENTS
   AT END OF YEAR               $ 32,801,000   $ 24,407,000  $ 18,993,000
                              --------------------------------------------
  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  NET INCOME                     $ 6,818,000    $ 6,482,000   $ 5,852,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization  1,688,000      1,660,000     1,547,000
    Amortization of intangible
     assets                          448,000        136,000           -0-
    Amortization of deferred loan
     fees and costs, net           1,244,000        378,000       280,000
    Provision for possible
     loan losses                   2,725,000        750,000       600,000
    (Increase) decrease in accrued
     interest receivable            (530,000)      (434,000)       43,000
    Fair value of trading securities
     transferred from held
     to maturity                   7,386,000            -0-           -0-
    Others, net                   (1,363,000)      (969,000)      233,000
                              --------------------------------------------
  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                    $18,416,000     $8,003,000    $8,555,000
                              --------------------------------------------
  See accompanying notes to consolidated financial statements.

  END PUBLISHED PAGE 16

                           Consolidated Statements of Shareholders' Equity

                                                            Accumulated
Years Ended                                                     Other
December 31, 1998         Common    Additional   Retained   Comprehensive
  1997 and 1996            Stock      Capital    Earnings      Income
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1995      $4,039,000  $17,854,000  $18,856,000    $ 42,000
              -----------------------------------------------------------
Comprehensive income:
 Net income for 1996          -0-         -0-    5,852,000         -0-
 Change in unrealized gain
  (loss) on securities available
  for sale, net of tax        -0-         -0-          -0-      (33,000)

Total comprehensive income
Cash dividends declared,
  $.63 per share              -0-         -0-   (2,591,000)        -0-
Issuance of 18,307
  shares of common
  stock under stock
  option plans             18,000     161,000          -0-         -0-
Market value of
  stock issued in
  payment of 2%
  stock dividend,
  80,879 shares            81,000   2,163,000   (2,244,000)        -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996      $4,138,000 $20,178,000   $19,873,000 $    9,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1998       Treasury    Shareholders'
 1997 and 1996            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1995            -0-     $40,791,000
               ----------------------------------
Comprehensive income:
 Net income for 1996         -0-       5,852,000
 Change in unrealized gain
  (loss) on securities available
  for sale, net of tax       -0-         (33,000)
                                       ----------
Total comprehensive income             5,819,000
Cash dividends declared,
  $.63 per share             -0-      (2,591,000)
Issuance of 18,307
  shares of common
  stock under stock
  option plans               -0-         179,000
 Market value of
  stock issued in
  payment of 2%
  stock dividend,
  80,879 shares              -0-             -0-
                 --------------------------------

BALANCE AT
DECEMBER 31, 1996            -0-     $44,198,000
               ----------------------------------
                                                           Accumulated
Years Ended                                                   Other
December 31, 1998         Common    Additional   Retained Comprehensive
 1997 and 1996            Stock      Capital     Earnings     Income
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996      $4,138,000 $20,178,000   $19,873,000 $    9,000
               -----------------------------------------------------------
Comprehensive income:
 Net income for 1997          -0-         -0-     6,482,000        -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax            -0-         -0-           -0-     61,000

Total comprehensive income
Cash dividends declared,
  $.71 per share              -0-         -0-    (2,934,000)       -0-
Issuance of 1,052
  shares of common
  stock under stock
  option plans              1,000      20,000           -0-        -0-
 Market value of
  stock issued in payment of 2%
  stock dividend,
  82,790 shares            83,000   2,401,000    (2,484,000)       -0-
 Purchase of 97,996 shares
  treasury stock              -0-         -0-           -0-        -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      $4,222,000 $22,599,000   $20,937,000   $ 70,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1998       Treasury    Shareholders'
 1997 and 1996            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1996            -0-     $44,198,000
               ----------------------------------
Comprehensive income:
 Net income for 1997         -0-       6,482,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax           -0-          61,000
                                       ----------
Total comprehensive income             6,543,000
Cash dividends declared,
  $.71 per share             -0-      (2,934,000)
Issuance of 1,052
  shares of common
  stock under stock
  option plans               -0-          21,000

 Market value of
  stock issued in payment of 2%
  stock dividend,
  82,790 shares              -0-             -0-
Purchase of 97,996 shares
  treasury stock      (2,843,000)     (2,843,000)
                  -------------------------------
BALANCE AT
DECEMBER 31, 1997    $(2,843,000)    $44,985,000
                   --------------------------------

                                                            Accumulated
Years Ended                                                     Other
December 31, 1998         Common    Additional   Retained   Comprehensive
 1997 and 1996            Stock      Capital     Earnings       Income
-------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      $4,222,000 $22,599,000   $20,937,000 $   70,000
               -----------------------------------------------------------
Comprehensive income:
 Net income for 1998          -0-         -0-     6,818,000        -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax            -0-         -0-           -0-    471,000

Total comprehensive income
Cash dividends declared,
  $.86 per share              -0-         -0-    (3,545,000)       -0-
Issuance of 200
  shares of common
  stock under stock
  option plans              1,000       3,000           -0-        -0-
Purchase of 2,004 shares
  treasury stock              -0-         -0-           -0-        -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000   $541,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1998       Treasury    Shareholders'
 1997 and 1996            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1997     (2,843,000)    $44,985,000
               ----------------------------------
Comprehensive Income:
 Net income for 1998         -0-       6,818,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax           -0-         471,000
                                      -----------
Total comprehensive income             7,289,000
Cash dividends declared,
  $.86 per share             -0-      (3,545,000)

Issuance of 200
  shares of common
  stock under stock
  option plans               -0-           4,000
Purchase of 2,004 shares
  treasury stock         (57,000)        (57,000)
                  -------------------------------
BALANCE AT
DECEMBER 31, 1998   $ (2,900,000)    $48,676,000
                   --------------------------------

See accompanying notes to consolidated financial statements.


Disclosure of reclassification amount:

The following discloses the reclassification adjustments for Accumulated Other Comprehensive Income:

Years ended December 31,                   1998        1997       1996
-------------------------------------------------------------------------
Unrealized holding gains(losses)
 arising during the year, net of tax $640,000 $61,000 $(34,000) Reclassification adjustment for gains
 (losses) included in net income, net
 of tax of $87,000, $0, and $0, for
 1998, 1997 and 1996, respectively.       169,000          -0-    (1,000)
                                         --------------------------------
Change in unrealized gains(loss) on
 securities available for sale, net
 of tax                                  $471,000     $61,000   $(33,000)
                                         --------------------------------

END PUBLISHED PAGE 17

Notes to Consolidated Financial Statements

December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, The Lorain National Bank (the Bank). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.
Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate, depreciation of premises and equipment, the postretirement benefit obligation, the actuarial present value of pension benefit obligations, net periodic pension expense and prepaid pension costs recognized in the Corporation's financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

(c) Industry Segment Information:
The Corporation's activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a one-bank holding company engaged in the business of commercial and retail banking and trust and investment management services, with operations conducted through its main office and branches located throughout Lorain, eastern Erie and western Cuyahoga Counties of Ohio. This market provides the source for substantially all of the Bank's deposit, loan and trust activities. The majority of the Bank's income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

(d) Cash and Cash Equivalents:
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

(e) Securities:
Debt securities are classified as held to maturity, trading, or available for sale. Securities which are classified as being held to maturity are stated at cost. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, net of tax. Securities classified as trading are carried at fair value with
unrealized gains and losses included in earnings.   Gains or losses on
dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method.

(f) Loans Available for Sale:
The Bank has identified certain commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale.

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

END PUBLISHED PAGE 18

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

(p) Reclassifications:
Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

(q) Employee Stock Ownership Plan and Stock Purchase Plan:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 87,
"Employers' Accounting for Pensions".

(r) Reporting Comprehensive Income:
Effective January 1, 1998, the Corporation adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The adoption of SFAS No. 130 required the reclassification of prior years financial statements.

END PUBLISHED PAGE 19

(2) Earnings Share Data:

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. The weighted average number of shares outstanding during each year reflects a two percent stock dividend in 1997 and 1996. Basic and diluted earnings per share is calculated as follows:

For the Years ended December 31,     1998          1997         1996
-------------------------------------------------------------------------
Weighted average shares outstanding used in
 Basic Earnings Per Share
 calculation                       4,122,857     4,168,322    4,211,028
Dilutive effect of incentive
 stock options                         9,562        10,477       10,475
                                 ----------------------------------------
Weighted average shares outstanding used in
 Diluted Earnings Per Share
 calculation                       4,132,419     4,178,799    4,221,503
                                 ----------------------------------------
Net income from operations before
 cumulative effect                $6,555,000    $6,482,000   $5,852,000
Cumulative effect of a change in
 accounting principle, net of tax    263,000           -0-          -0-
                                 ----------------------------------------
NET INCOME                        $6,818,000    $6,482,000   $5,852,000

BASIC EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect                    $1.59         $1.56        $1.39
 Cumulative effect of a change in
  accounting principle, net of tax      0.06          0.00         0.00
                                 ----------------------------------------
BASIC EARNINGS PER SHARE               $1.65         $1.56        $1.39
                                 ----------------------------------------
DILUTED EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect                    $1.59         $1.55        $1.39
 Cumulative effect of a change in
  accounting principle, net of tax      0.06          0.00         0.00
                                 ----------------------------------------
DILUTED EARNINGS PER SHARE             $1.65         $1.55        $1.39
                                ----------------------------------------

END PUBLISHED PAGE 20

(3) Cash and Due From Banks:

In order to meet deposit reserve requirements, the Bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $8,244,000 and $6,951,000 at December 31, 1998 and 1997, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $8,244,000 and $6,959,000, during 1998 and 1997 respectively.

(4) Acquisition and Intangible Assets:

On September 15, 1997, Lorain National Bank acquired three branch offices in Lorain County, Ohio from KeyBank, National Association (KeyBank), headquartered in Cleveland, Ohio. The transaction included the acquisition of approximately $45.3 million in deposits, $18.3 million in personal and commercial loans, as well as certain property and equipment.

The transaction was accounted for as a purchase and accordingly the acquired assets and liabilities were recorded at their fair values on the acquisition date. The effect of the KeyBank branch acquisition is included in the results of operation prospectively from the date of the acquisition.

The intangible assets arising from the KeyBank branch acquisition and included in the accompanying Consolidated Balance Sheets are summarized as follows at December 31, net of accumulated amortization:

                                   1998               1997
                                -----------------------------
  Goodwill                      $3,619,000         $3,883,000
  Core deposit intangible        1,047,000          1,231,000
                                -----------------------------
  Total intangible assets       $4,666,000         $5,114,000
                                =============================

Amortization expense for intangible assets totaled $448,000 and $136,000 in 1998 and 1997, respectively.

END PUBLISHED PAGE 21

(5) Securities:

The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 1998 and 1997 follow:
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1998           Cost        Gains        Losses     Value
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities            $ 27,067,000  $  349,000   $    -0-  $ 27,416,000
  U.S. Government agencies
   and corporations        50,155,000     376,000        -0-    50,531,000
  Equity securities            86,000      95,000        -0-       181,000
                        --------------------------------------------------
Total securities
 available for sale        77,308,000     820,000        -0-    78,128,000
                        --------------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations        33,719,000     139,000   (339,000)   33,519,000
  States and political
   subdivisions             4,483,000      81,000    (19,000)    4,545,000
                        --------------------------------------------------
Total securities held
 to maturity               38,202,000     220,000   (358,000)   38,064,000
                        --------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 2,189,000         -0-        -0-     2,189,000
                        --------------------------------------------------
Total securities         $117,699,000  $1,040,000  $(358,000) $118,381,000
                        --------------------------------------------------
December 31, 1997
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities            $ 11,154,000  $   26,000  $ (25,000) $ 11,155,000
  U.S. Government agencies
   and corporations         6,003,000      28,000        -0-     6,031,000
  Equity securities            85,000      78,000        -0-       163,000
                        --------------------------------------------------
Total securities
 available for sale        17,242,000     132,000    (25,000)   17,349,000
                        --------------------------------------------------
Securities held to maturity:
  U.S. Treasury securities 66,945,000     679,000    (37,000)   67,587,000
  U.S. Government agencies
   and corporations        24,996,000     122,000    (17,000)   25,101,000
  States and political
   subdivisions             4,097,000      82,000     (6,000)    4,173,000
                        --------------------------------------------------
Total securities held
 to maturity               96,038,000     883,000    (60,000)   96,861,000
                        --------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 1,987,000         -0-        -0-     1,987,000
                        --------------------------------------------------
Total securities         $115,267,000  $1,015,000  $ (85,000) $116,197,000
                       ---------------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 1998 follow:

                                                                Fully-Tax
                                      Amortized         Fair    Equivalent
  December 31, 1998                     Cost            Value     Yield
 -------------------------------------------------------------------------
  Securities available for sale:
    Due within 1 year             $ 18,995,000     $19,156,000      6.35%
    After 1 but within 5 years      54,205,000      54,728,000      5.85
    After 5 but within 10 years      4,022,000       4,063,000      6.13
                                  ---------------------------------------
  Total                             77,222,000      77,947,000      6.01
                                  ---------------------------------------
  Securities held to maturity:
    Due within 1 year                  423,000         425,000      4.31
    After 1 but within 5 years       1,827,000       1,859,000      4.83
    After 5 but within 10 years     33,990,000      33,819,000      5.52
    After 10 years                   1,962,000       1,961,000      4.88
                                  ---------------------------------------
                                    38,202,000      38,064,000      5.44
                                  ---------------------------------------
 Total                            $115,424,000    $116,011,000      5.83%
                                  ---------------------------------------

END PUBLISHED PAGE 22

During 1998, proceeds from the sale of securities were $25,168,000 resulting in gross realized gains of $655,000. There were no sales of securities in 1997. Proceeds from the sale of securities during 1996 were
$1,999,000 resulting in gross realized losses of $1,000.   All other
redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $103,612,000 and $104,445,000 at December 31, 1998 and
1997, respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. The securities portfolio contained approximately $2,713,000 and $3,364,000 in non-rated securities of state and political subdivisions at December 31, 1998 and 1997, respectively. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $2,794,000 and $3,702,000 at December 31, 1998 and 1997,
respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 1998 and 1997.

The Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on October 1, 1998.
The Corporation did not have any hedging activity or derivative instruments prior to September 30, 1998. However, the Corporation elected to reclassify approximately $7 million of held to maturity securities to trading securities and approximately $41 million in held to maturity securities to available for sale securities. The total amount of securities transferred to trading securities were sold during the quarter, resulting in a transition gain of $399,000 which is recorded as a change in accounting principle in the Consolidated Statements of Income. The above mentioned security transfers from the held to maturity category at the initial date of adoption shall not call into questions the Corporation's intent to hold other debt securities to maturity in the future. The unrealized holding gain on held to maturity securities transferred at the initial adoption of SFAS No. 133 was reported as a transition adjustment to net income and Accumulated Other Comprehensive Income. The cumulative effect of adoption of SFAS No. 133 is as follows:

Transfers of Debt Securities from the Held to Maturity to the Trading and Available for Sale Categories as Part of the Transition to SFAS No. 133 as of October 1, 1998 (Amounts in Thousands):


            Before Transition Adjustment   After Transition Adjustment
            -----------------------------------------------------------
                     Statement of             Statement of       Income
                 Financial Position       Financial Position   Statement
            ------------------------------------------------------------
                 Carrying      Fair      Asset    Stockholders'   Gain
                 Amount       Value    (Liability)    Equity     (Loss)
            ------------------------------------------------------------
Transfer to the trading category:
Debt security     $ 6,987     $ 7,386   $ 7,386         N/A        $399
Transfer to available for sale category:
Debt security     $40,979     $41,696   $41,696         N/A        $-0-
Accumulated other comprehensive
 income             N/A         N/A       N/A           $473       $-0-
------------------------------------------------------------------------

END PUBLISHED PAGE 23

(6) Transactions with Related Parties:

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with nonrelated parties. An analysis of loans outstanding to related parties follows:

  Years ended December 31,                          1998          1997
 -------------------------------------------------------------------------
  Aggregate amount beginning of year             $6,407,000    $3,884,000
  Additions (deductions):
    New loans                                     1,178,000       974,000
    Repayments                                   (3,090,000)   (1,070,000)
    Changes in directors and officers
     and/or their affiliations, net                     -0-     2,619,000
                                           -------------------------------
  Aggregate amount end of year                   $4,495,000    $6,407,000
                                           -------------------------------
(7) Loans and Reserve for Possible Loan Losses:

Loan balances at December 31, 1998 and 1997 are summarized as follows:

  December 31,                                      1998          1997
--------------------------------------------------------------------------
Real estate loans (includes loans secured primarily by real estate only):
  Construction and land development            $ 23,751,000  $ 27,018,000
  One to four family residential                183,066,000   173,169,000
  Multi-family residential                        9,409,000     9,803,000
  Non-farm non-residential properties            75,938,000    66,040,000
Commercial and industrial loans                  20,741,000    21,697,000
Personal loans to individuals:
  Auto, single payment and installment           51,079,000    27,067,000
  Credit card and related plans                   5,069,000     5,152,000
Obligations of states and political subdivisions    521,000       685,000
All other loans                                     292,000       400,000
                                      ------------------------------------
TOTAL LOANS                                     369,866,000   331,031,000
 Reserve for possible loan losses                (3,483,000)   (4,168,000)
                                      ------------------------------------
NET LOANS                                      $366,383,000  $326,863,000
                                      ------------------------------------
Activity in the reserve for possible loan losses for 1998, 1997 and 1996 is summarized as follows:

Years ended December 31,             1998           1997           1996
--------------------------------------------------------------------------
Balance at beginning of year      $4,168,000     $4,116,000    $4,002,000
Provision for possible loan losses 2,725,000        750,000       600,000
Loans charged-off                 (3,591,000)      (849,000)     (672,000)
Recoveries on loans previously
 charged-off                         181,000        151,000       186,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $3,483,000     $4,168,000    $4,116,000
                              --------------------------------------------

At December 31, 1998 and 1997, $10,391,000 and $11,365,000 of commercial and student loans were available for sale in the secondary market. The market value of loans available for sale equaled or exceeded its carrying value. At December 31, 1998, the Bank had firm commitments for the sale of approximately $105,000 of these loans.

Information regarding impaired loans is as follows:

Years ended December 31                  1998          1997          1996
--------------------------------------------------------------------------
Year-end impaired loans with no
 allowance for loan losses allocated $ -0- $ -0- $305,000 Year-end impaired loans with
 allowance for loan losses allocated   2,089,000         -0-       911,000
Amount of the allowance allocated        139,000         -0-       152,000
Average of impaired loans during
 the year                              1,130,000     820,000       983,000
Interest income recognized during
 impairment                               82,000      43,000        66,000
Cash-basis interest income recognized     26,000      21,000         7,000
--------------------------------------------------------------------------

END PUBLISHED PAGE 24

(8) Bank Premises and Equipment:

Bank premises and equipment are summarized as follows:

  December 31,                                        1998           1997
 -------------------------------------------------------------------------
  Land                                          $ 1,941,000    $ 1,941,000
  Buildings                                       9,482,000      9,490,000
  Equipment                                      14,293,000     13,677,000
  Leasehold improvements                            602,000        532,000
                             ---------------------------------------------
                                                 26,318,000     25,640,000
                             ---------------------------------------------
  Less accumulated depreciation
   and amortization                              15,329,000     13,794,000
                             ---------------------------------------------
  TOTAL                                         $10,989,000    $11,846,000
                             ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expenses amounted to $1,472,000 in 1998, $1,446,000 in 1997 and $1,332,000 in 1996. Amortization of purchased software charged to other operating expenses amounted to $216,000 in 1998, $213,000 in 1997 and $215,000 in 1996.

At December 31, 1998, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

     Year Ending                     Branch
     December 31,                    Offices       Equipment
  -----------------------------------------------------------
       1999                         $145,000      $12,000
       2000                          132,000       12,000
       2001                          133,000       12,000
       2002                          120,000       12,000
       2003                           88,000       12,000
       2004 and thereafter            68,000          -0-
                                  ---------------------------
      Total                         $686,000      $60,000
                                  ---------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $142,000 and $12,000 in 1998, $85,000 and $45,000 in 1997 and
$101,000 and $54,000 in 1996.

(9) Deposits:

Deposit balances at December 31, 1998 and 1997 are summarized as follows:
  December 31,                                        1998           1997
--------------------------------------------------------------------------
Demand and other noninterest-bearing deposits:
  Individuals, partnerships
   and corporations                           $  73,275,000  $  58,511,000
  U.S. Government                                   237,000        379,000
  States and political subdivisions               6,881,000      4,779,000
  Certified, official, travelers
   checks and other                               5,165,000      4,896,000
                                       -----------------------------------
Total demand and other noninterest-
 bearing deposits                                85,558,000     68,565,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations      165,531,000    155,972,000
  Corporations and profit organizations          16,480,000     16,964,000
                                       -----------------------------------
Total savings and passbook accounts             182,011,000    172,936,000
                                       -----------------------------------
Time deposits:
  Individuals, partnerships and
    corporations                                151,583,000    150,900,000
  States and political subdivisions              24,696,000     18,254,000
                                      ------------------------------------
Total time deposits                             176,279,000    169,154,000
                                      ------------------------------------
TOTAL DEPOSITS                                 $443,848,000   $410,655,000
                                      ------------------------------------

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $42,918,000 and $36,551,000 at December 31,
1998 and 1997, respectively.

The maturity distribution of time certificates of deposit as of December 31, 1998 and 1997 follows:
                                        After 3           After 6
                                        Months            Months
                        Within 3        But Within        But Within
                        Months          6 Months          1 Year
 -------------------------------------------------------------------------
  December 31, 1998    $62,012,000     $30,299,000        $36,671,000
  ------------------------------------------------------------------------
  December 31, 1997    $53,785,000     $33,634,000        $44,134,000
 -------------------------------------------------------------------------

                        After 1         After 2
                        Year But        Years But
                        Within          Within
                        2 Years         5 Years           Total
 -------------------------------------------------------------------------
  December 31, 1998     $31,973,000     $15,324,000      $176,279,000
 -------------------------------------------------------------------------
  December 31, 1997     $20,747,000     $16,854,000      $169,154,000
 -------------------------------------------------------------------------

END PUBLISHED PAGE 25

(10) Short-Term Borrowings:

Information relating to short-term borrowings for the years ended December 31, 1998, 1997 and 1996 follows:

December 31,                          1998          1997           1996
--------------------------------------------------------------------------
 Securities sold under repurchase agreements and other short-term borrowings
  At December 31:
    Outstanding                   $22,960,000   $26,750,000    $23,386,000
    Interest rate                    3.80%         6.03%          4.22%
  Average for the year:
    Outstanding                   $22,719,000   $23,885,000    $21,465,000
    Interest rate                    4.36%         4.74%          4.75%
  Maximum month-end outstanding   $34,622,000   $36,938,000    $34,076,000
Line of credit
  At December 31
    Outstanding                   $       -0-   $ 2,200,000        N/A
    Interest rate                     N/A          6.40%           N/A
  Average for the year:
    Outstanding                   $ 1,688,000   $ 1,422,000        N/A
    Interest rate                    6.46%         6.51%           N/A
  Maximum month-end outstanding   $ 2,200,000   $ 2,400,000        N/A
--------------------------------------------------------------------------

In May of 1997, the Corporation obtained a $4,100,000 line of credit from a commercial bank to fund the purchase of treasury stock. The interest rate was based upon the current Eurodollar rate plus fifty basis points and is adjustable every six months. Interest is payable on a quarterly basis.

When there are outstanding balances on the line of credit, they are collateralized with U.S. Treasury securities or certificates of deposit. The line of credit expires in May of 1999 and is renewable.

(11) Federal Home Loan Bank Advances:

Lorain National Bank is a voluntary member of the Federal Home Loan Bank of Cincinnati (FHLB). Advances from the FHLB with maturities and fixed interest rates thereon at December 31, 1998 and 1997 are as follows:

  Maturity             Interest Rate        1998          1997
  ---------------------------------------------------------------
  2000                      4.76%       $ 5,000,000    $      -0-
  2001                    4.88-6.85%     11,095,000     1,095,000
  2002                    4.86-6.31%      5,950,000       950,000
                                      ---------------------------
  Total                                 $22,045,000    $2,045,000
                                      ---------------------------

The Bank maintains a $25,000,000 line of credit with the FHLB which matures on September 8, 1999.

At December 31, 1998, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, and qualified mortgage loans totaling $33,068,000. At December 31, 1998, Lorain National Bank was approved for $38,492,000 of FHLB advances. The Bank is required to own FHLB stock equal to 5% of the FHLB advances outstanding and owned

$1,924,600 at December 31, 1998. At December 31, 1998, the amount of credit available to the Bank from the FHLB was $16,447,000.

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

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management's credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate commitments.

END PUBLISHED PAGE 26

The Bank's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk follows:

December 31,                              1998              1997
----------------------------------------------------------------------
Commitments to extend credit         $70,566,000       $49,487,000
Credit card arrangements              18,520,000        17,394,000
Standby letters of credit              1,429,000         1,825,000
                                    ----------------------------------
   Total                             $90,515,000       $68,706,000
                                    ----------------------------------

Most of the Bank's business activity is with customers located within the Bank's defined market area. As of December 31, 1998, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

The nature of the Corporation's business results in a certain amount of litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and Lorain National Bank, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation's financial position.

(13) Income Taxes:

The annual provision for income taxes consists of the following:

Years ended December 31,              1998           1997           1996
 -------------------------------------------------------------------------
INCOME TAXES
  Federal Current                $3,083,000     $3,329,000     $2,763,000
  Federal Deferred                  192,000         21,000        137,000
  State                              16,000            -0-            -0-
  Cumulative effect adjustment      136,000            -0-            -0-
                            ---------------------------------------------
TOTAL INCOME TAXES               $3,427,000     $3,350,000     $2,900,000
                            ---------------------------------------------

The following presents a reconciliation of the total income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 35 percent to income before income taxes.

Years ended December 31,              1998           1997           1996
--------------------------------------------------------------------------
Computed "expected" tax expense  $3,586,000     $3,441,000     $3,063,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions      (75,000)       (60,000)       (89,000)
   State income taxes net of
    Federal benefit                  10,000            -0-            -0-
   Other, net                       (94,000)       (31,000)       (74,000)
                            ----------------------------------------------
TOTAL INCOME TAXES               $3,427,000     $3,350,000     $2,900,000
                            ----------------------------------------------

Net deferred Federal tax assets are included in Other assets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                                         1998         1997
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for possible loan losses               $ 785,000     $ 974,000
  Deferred compensation                            194,000       177,000
  Accrued vacation payable                         150,000       131,000
  Intangible asset amortization                     49,000         6,000
  Accrued pension payable                           42,000           -0-
  Other, net                                         5,000         7,000
                                    -------------------------------------
Total deferred Federal tax assets                1,225,000     1,295,000

Deferred Federal tax liabilities:
  Bank premises and equipment depreciation         (331,000)    (361,000)
  Deferred charges                                 (190,000)    (114,000)
  FHLB stock dividends                             (107,000)     (63,000)
  Unrealized gain on securities available for sale (278,000)     (43,000)
  Prepaid pension expense                               -0-      (11,000)
  Accrued loan fees and costs                       (71,000)     (28,000)
                                    -------------------------------------
Total deferred Federal tax liabilities             (977,000)    (620,000)
                                    -------------------------------------
NET DEFERRED FEDERAL TAX ASSETS                   $ 248,000    $ 675,000
                                    -------------------------------------
END PUBLISHED PAGE 27

(14) Shareholders' Equity and Regulatory Capital:

On May 20, 1997, the Board of Directors authorized the repurchase of up to 100,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other Corporate purposes. At December 31, 1998, LNB Bancorp, Inc. held 100,000 shares of common stock as Treasury Stock. LNB Bancorp, Inc. purchased 2,004 shares in 1998 and 97,996 shares in 1997 under this plan for a total cost of $2,900,000. During 1998 and 1997, no shares were issued out of Treasury Stock.

The Board of Directors adopted a dividend reinvestment plan on November 18, 1997. Under the plan, the first dividend reinvestment and cash stock purchase date was April 1, 1998. The plan allows shareholders to elect to use their quarterly cash dividends to purchase shares of LNB Bancorp, Inc. common stock. Additionally, cash can be contributed directly to the plan for the purchase of shares of common stock with a quarterly limit of $5,000. The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in 1998. During 1998, stock for the dividend reinvestment plan was purchased in the open market at the current market price.

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two year's retained earnings. At December 31, 1998, approximately $1,471,000 of the Bank's retained earnings were available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

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

The prompt corrective action regulations provide for five categories which in declining order are: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." To be considered "well capitalized", an institution must generally have a leverage capital ratio of at least 5 percent, a Tier 1 risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent. At December 31, 1998, and 1997, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

As of March 31, 1998, the most recent notification from the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category.

Analysis of Lorain National Bank and LNB Bancorp, Inc.'s Regulatory Capital and Regulatory Capital Requirements

                                    Minimum Required      Minimum Required
December 31             Actual    To Be Well Capitalized      Capital
--------------------------------------------------------------------------
(amounts in thousands)
                   Amount    Ratio     Amount    Ratio     Amount    Ratio
--------------------------------------------------------------------------
1998 Total capital (to risk weighted assets)
  Consolidated     $46,952   13.30%    $35,207   10.0%     $28,166    8.0%
  Bank             $44,114   12.52%    $35,154   10.0%     $28,124    8.0%
1998 Tier 1 capital (to risk weighted assets)
  Consolidated     $43,469   12.31%    $21,124    6.0%     $14,082    4.0%
  Bank             $32,631    9.26%    $21,093    6.0%     $14,062    4.0%
1998 Tier 1 capital (to average assets)
  Consolidated     $43,469    8.64%    $25,163    5.0%     $20,130    4.0%
  Bank             $32,631    6.54%    $24,939    5.0%     $19,951    4.0%

1997 Total capital (to risk weighted assets)
  Consolidated     $43,529   14.34%    $30,391   10.0%     $24,313    8.0%
  Bank             $40,788   13.81%    $29,631   10.0%     $23,704    8.0%
1997 Tier 1 capital (to risk weighted assets)
  Consolidated     $39,801   13.11%    $18,235    6.0%     $12,157    4.0%
  Bank             $29,090    9.85%    $17,778    6.0%     $11,852    4.0%
1997 Tier 1 capital (to average assets)
  Consolidated     $39,801    8.65%    $23,013    5.0%     $18,411    4.0%
  Bank             $29,090    6.39%    $22,751    5.0%     $18,201    4.0%



END PUBLISHED PAGE 28

(15)Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary.

Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

December 31,                                         1998           1997
--------------------------------------------------------------------------
ASSETS:
Cash                                             $1,126,000    $  948,000
Interest-bearing instruments                      2,624,000       134,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                         37,836,000    34,287,000
Securities available for sale                        91,000     4,645,000
Notes receivable - subsidiary                     8,000,000     8,000,000
Other assets                                         46,000       114,000
                                       -----------------------------------
Totals assets                                   $49,723,000   $48,128,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities                                     $ 1,047,000   $   943,000
Line of credit                                          -0-     2,200,000
Shareholders' equity                             48,676,000    44,985,000
                                       -----------------------------------
Total liabilities and shareholders' equity      $49,723 000   $48,128,000
                                       -----------------------------------
Condensed Statements of Income

Years ended December 31,             1998           1997           1996
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary   $ 3,381,000    $ 2,934,000   $10,509,000
Interest and other income            773,000        807,000       258,000
                            ----------------------------------------------
                                   4,154,000      3,741,000    10,767,000
EXPENSES:
Other expenses                       240,000        218,000        70,000
                            ----------------------------------------------
Income before income taxes and
 equity in undistributed
 net income of subsidiary          3,914,000      3,523,000    10,697,000
Income tax expense                   189,000        201,000        63,000
Equity in undistributed net
 income of subsidiary (1)          3,093,000      3,160,000    (4,782,000)
                            ----------------------------------------------
NET INCOME                       $ 6,818,000     $6,482,000    $5,852,000
                            ----------------------------------------------
(1) Amount in parentheses represents the excess of dividends declared over net income of subsidiary.

Condensed Statements of Cash Flows

Years ended December 31,              1998           1997          1996
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary        $ 3,381,000    $ 2,934,000   $10,509,000
Other, net                           392,000        399,000       107,000
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              3,773,000      3,333,000    10,616,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 securities available for sale     4,569,000        467,000       965,000
Purchases of securities
 available for sale                      -0-       (217,000)   (1,127,000)
Cash paid on line of credit       (2,200,000)      (200,000)          -0-
Advance to subsidiary                    -0-            -0-    (8,000,000)
Proceeds from line of credit             -0-      2,400,000           -0-
Purchase of treasury stock           (57,000)    (2,843,000)          -0-
Proceeds from exercise of
 stock options                         4,000         21,000       179,000
Dividends paid                    (3,421,000)    (2,813,000)   (2,452,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES         (1,105,000)   ( 3,815,000)  (10,435,000)
                              --------------------------------------------
NET INCREASE IN
 CASH AND CASH EQUIVALENTS         2,668,000        148,000       181,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                 1,082,000        934,000       753,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $ 3,750,000    $ 1,082,000     $ 934,000
                             ---------------------------------------------

END PUBLISHED PAGE 29

(16) Employee Stock Ownership Plan:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $200,000, $400,000 and $400,000 in 1998, 1997, and 1996, respectively. At December 31, 1998 there were 264 participants in the plan.

Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment. Therefore, it is anticipated that the ESOP will acquire additional Corporation common stock, at fair market value, in future years.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

  Years ended December 31,        1998             1997            1996
 -------------------------------------------------------------------------
  Cash dividend income         $ 113,000       $   89,000      $   62,000
  Stock dividend/split
    shares                           -0-            2,226           1,865
  Shares purchased                 6,823           20,628          22,542
  Shares distributed               2,266            2,307           4,246
  Year end holdings:
    Shares                       132,114          127,557         107,010
    Market value              $3,666,000       $3,540,000      $3,103,000
    As a percentage of
      total plan assets            94.4%            89.7%           86.0%
--------------------------------------------------------------------------

(17) Stock Purchase Plan:

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

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $127,000, $123,000 and $110,000 in 1998, 1997 and 1996, respectively. At December
31, 1998, there were 220 participants in the plan.

Transactions by the Stock Purchase Plan, relating to the activity in the Corporation's common stock are summarized below:

  Years ended December 31,        1998             1997            1996
 -------------------------------------------------------------------------
  Cash dividend income         $ 104,000       $   88,000      $   76,000
  Stock dividend/split shares        -0-            2,467           2,427
  Shares purchased                 8,028           11,893          19,447
  Shares distributed              10,710           17,288          13,394
  Year end holdings:
    Shares                       117,293          124,822         127,750
    Market value              $3,255,000       $3,465,000      $3,705,000
    As a percentage of
      total plan assets            95.9%            99.1%           99.8%
 -------------------------------------------------------------------------

(18) Stock Option Plan:

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its incentive stock options in the financial statements. There were no stock options granted or available for granting under any of the Corporation's Incentive Stock Option Plans during 1998, 1997 and 1996. Additionally, no stock-based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), was generated under any of the Corporation's other stock-based benefit plans during the same period. Therefore the Corporation has no additional compensation to report under SFAS No. 123, for the years ended December 31, 1998, 1997 and 1996.

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

There were no new options granted or forfeitures in the three year period ended December 31, 1998. All stock option shares granted are vested. Stock options exercised were 200, 1,071 and 18,307 shares in 1998, 1997 and 1996, respectively.

An analysis of the status of the stock option plans as of December 31, 1998 follows:
  Plan Year                                  1985          1982
  ----------------------------------------------------------------
  Options outstanding:
    Total                                   17,032         9,761
    Vested                                  17,032         9,761
  Options available
    for granting                               -0-           -0-
  Exercise price                            $19.60        $14.64
  -----------------------------------------------------------------
END PUBLISHED PAGE 30

(19) Retirement Pension Plan:

The Corporation adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" on January 1, 1998. The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

The net periodic pension costs charged to other expenses amounted to $163,000 in 1998, $39,000 in 1997 and $55,000 in 1996. At December 31,
1998 there were 275 participants in the plan. The following table sets forth the defined benefit pension plan's Change in Projected Benefit Obligation and Change in Plan Assets and Funded Status including Prepaid (Accrued) Liability for the years ended December 31, 1998, 1997 and 1996.

Years ended December 31,              1998           1997           1996
-------------------------------------------------------------------------
Change in projected benefit obligations:
Projected benefit obligation
  at beginning of year          $(7,952,000)   $(7,025,000)   $(7,252,000)
 Service cost                      (408,000)      (278,000)      (257,000)
 Interest cost                     (538,000)      (469,000)      (435,000)
 Employer contributions                 -0-        (32,000)      (248,000)
 Actuarial gain                    (653,000)      (629,000)      (227,000)
 Benefits paid                      487,000        481,000      1,394,000
                             ---------------------------------------------
Projected benefit obligation
  at end of year                $(9,064,000)   $(7,952,000)   $(7,025,000)
                             ---------------------------------------------

Change in plan assets:
Fair value of plan assets at
  beginning of year             $ 8,773,000    $ 7,666,000    $ 7,759,000
 Actual return on plan assets     2,373,000      1,626,000      1,098,000
 Employer contributions                 -0-         32,000        248,000
 Benefits and expenses paid        (487,000)      (551,000)    (1,439,000)
                             ---------------------------------------------
Fair value of plan assets
  at end of year                $10,659,000    $ 8,773,000    $ 7,666,000
                             ---------------------------------------------
Funded status                   $ 1,595,000    $   821,000    $   641,000
 Unamortized net asset
  at transition                     (25,000)       (56,000)       (87,000)
 Unrecognized net gain
  subsequent to transition       (1,476,000)      (472,000)      (220,000)
 Unamortized prior service cost    (225,000)      (260,000)      (294,000)
                             ---------------------------------------------
Prepaid (Accrued) Pension
  Liability                     $  (131,000)    $   33,000     $   40,000
                             ---------------------------------------------

Net Periodic Pension Cost consisted of the following:

Years ended December 31,              1998           1997           1996
--------------------------------------------------------------------------
Service cost                    $   408,000    $   278,000    $   257,000
Interest cost on projected
 benefit obligation                 538,000        469,000        435,000
Return on plan assets            (2,373,000)    (1,626,000)    (1,098,000)
Amortization of transition
 net asset                          (31,000)       (31,000)       (31,000)
Amortization of unrecognized gain 1,656,000        984,000        526,000
Amortization of unrecognized
 prior service liability            (35,000)       (35,000)       (35,000)
                             ---------------------------------------------
Net periodic pension cost       $   163,000    $    39,000    $    54,000
                             ---------------------------------------------

The principal actuarial assumptions used follows:
                             ---------------------------------------------
Weighted average discount rate       5.95%          6.50%          6.50%
                             ---------------------------------------------
Expected long-term rate of
 return on plan assets               8.00%          8.50%          8.50%
                             ---------------------------------------------
Assumed rate of future
 compensation increases              5.00%          5.50%          5.00%
                             ---------------------------------------------

END PUBLISHED PAGE 31

(20) Estimated Fair Value of Financial Instruments:

The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

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

Limitations:
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The estimated fair values of the Corporation's financial instruments at December 31, 1998 and 1997 are summarized as follows:

  December 31,                 1998                         1997
 -------------------------------------------------------------------------
                       Carrying    Estimated      Carrying    Estimated
                        Value      Fair Value      Value      Fair Value
 -------------------------------------------------------------------------
Financial assets:
 Cash and due from banks and Federal
  funds sold and other
  interest bearing  $ 32,801,000  $ 32,801,000  $ 24,407,000  $ 24,407,000
  instruments       ============  ============  ============  ============
 Securities         $118,519,000  $118,381,000  $115,374,000  $116,197,000
                    ============  ============  ============  ============
 Portfolio loans,
  net               $355,992,000  $357,937,000  $315,498,000  $315,746,000
                    ============  ============  ============  ============
 Loans available
  for sale, net     $ 10,391,000  $ 10,391,000  $ 11,365,000  $ 11,365,000
                    ============  ============  ============  ============
 Accrued interest, accounts receivable
 and other financial
 assets             $  7,742,000  $  7,742,000  $  6,299,000  $  6,299,000
                    ============  ============  ============  ============
Financial liabilities:
 Deposits:
 Demand deposits, savings accounts
 and money market
 deposits           $267,569,000  $267,569,000  $241,501,000  $241,501,000
Certificates of      176,279,000   177,783,000   169,154,000   169,838,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $443,848,000  $445,352,000  $410,655,000  $411,339,000
                    ============  ============  ============  ============
Securities sold under repurchase agree-
 ments and other short-term
 borrowings         $ 22,960,000  $ 22,960,000  $ 28,950,000  $ 28,950,000
                    ============  ============  ============  ============
Federal Home Loan   $ 22,045,000  $ 21,830,000  $  2,045,000  $  2,057,000
 Bank advances      ============  ============  ============  ============
Accrued interest payable and
 other financial    $  3,429,000  $  3,429,000  $  3,691,000  $  3,691,000
 liabilities        ============  ============  ============  ============
END PUBLISHED PAGE 32

                                                      Report of Management

To The Shareholders of LNB Bancorp, Inc.     January 26, 1999

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

  The accounting firm of KPMG LLP has been engaged by LNB Bancorp, Inc. to audit its financial statements and their report follows.

/s/ James F. Kidd                     /s/ Gregory D. Friedman

James F. Kidd                         Gregory D. Friedman
President and                         Senior Vice President,
Chief Executive Officer               Chief Operating Officer and
                                      Chief Financial Officer

                                              Independent Auditors' Report

The Board of Directors
LNB Bancorp, Inc.


  We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ KPMG LLP

Cleveland, Ohio
January 26, 1999

END PUBLISHED PAGE 33

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND DIVIDEND DECLARED - YEARS ENDED
DECEMBER 31,
                                     1998           1997           1996
--------------------------------------------------------------------------
Total interest income            $38,178,000    $35,156,000   $32,470,000
Total interest expense            13,999,000     12,990,000    11,478,000
                             ---------------------------------------------
 Net interest income              24,179,000     22,166,000    20,992,000
Provision for possible
 loan losses                       2,725,000        750,000       600,000
Other income                       6,997,000      5,803,000     4,926,000
Gains (losses) from sales
 of securities                       655,000            -0-        (1,000)
Other expense                     18,861,000     17,387,000    16,565,000
                             ---------------------------------------------
Income before income taxes        10,245,000      9,832,000     8,752,000
Income taxes                       3,427,000      3,350,000     2,900,000
                             ---------------------------------------------
Net income                       $ 6,818,000    $ 6,482,000   $ 5,852,000
                             ---------------------------------------------
Cash dividends declared          $ 3,545,000    $ 2,934,000   $ 2,591,000
                             ---------------------------------------------
---------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1998           1997           1996
--------------------------------------------------------------------------
Cash and cash equivalents       $ 32,801,000   $ 24,407,000  $ 18,993,000
Securities                       118,519,000    115,374,000   104,960,000
Net loans                        366,383,000    326,863,000   297,957,000
Other assets                      24,043,000     24,084,000    16,690,000
                             ---------------------------------------------
Total assets                    $541,746,000   $490,728,000  $438,600,000
                             ---------------------------------------------
Total deposits                  $443,848,000   $410,655,000  $366,380,000
Other borrowings                  45,005,000     30,995,000    24,481,000
Other liabilities                  4,217,000      4,093,000     3,541,000
                             ---------------------------------------------
Total liabilities                493,070,000    445,743,000   394,402,000
                             ---------------------------------------------
Total shareholders' equity        48,676,000     44,985,000    44,198,000
                             ---------------------------------------------
Total liabilities
 and shareholders' equity       $541,746,000   $490,728,000  $438,600,000
                             ---------------------------------------------
---------------
PER SHARE DATA
                                      1998           1997           1996
--------------------------------------------------------------------------
Basic earnings(2)                     $ 1.65         $ 1.56        $ 1.39
Diluted earnings(2)                   $ 1.65         $ 1.55        $ 1.39
Cash dividends(1)                     $  .86         $  .71        $  .62
Book value per share(1)               $11.81         $10.91        $10.47
Shares outstanding at end
 of year(1)                        4,122,575      4,124,379     4,221,304
--------------------------------------------------------------------------

-----------------
FINANCIAL RATIOS
                                      1998            1997         1996
--------------------------------------------------------------------------
Net interest margin(3)                 5.17%           5.20%        5.33%
Return on assets(4)                    1.34            1.41         1.37
Return on shareholders' equity(4)     14.46           14.51        13.70
Shareholders' equity to assets(4)      9.27            9.70        10.01
Cash dividends to net income          52.00           45.26        44.28
Efficiency ratio(3)                   60.33           62.01        63.65
Gross loans to deposits               83.33           80.61        82.45
Allowance for loan losses to
 total loans                            .94            1.26         1.36
Non-performing loans to total loans     .35             .27          .37
--------------------------------------------------------------------------
Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDEND DECLARED - YEARS ENDED DECEMBER 31,
                                                    1995           1994
--------------------------------------------------------------------------
Total interest income                           $31,111,000    $26,830,000
Total interest expense                           11,636,000      8,572,000
                                            ------------------------------
 Net interest income                             19,475,000     18,258,000
Provision for possible
 loan losses                                        400,000        400,000
Other income                                      4,287,000      4,064,000
Gains (losses) from sales
 of securities                                          -0-         70,000
Other expense                                    16,023,000     15,679,000
                                            ------------------------------
Income before
 income taxes                                     7,339,000      6,313,000
Income taxes                                      2,336,000      1,881,000
                                            ------------------------------
Net income                                      $ 5,003,000    $ 4,432,000
                                            ------------------------------
Cash dividend declared                          $ 2,175,000    $ 1,905,000
                                            ------------------------------
---------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                                    1995           1994
--------------------------------------------------------------------------
Cash and cash equivalents                      $ 27,530,000   $ 21,275,000
Securities                                      104,566,000     99,524,000
Net loans                                       272,491,000    257,975,000
Other assets                                     17,016,000     16,081,000
                                            ------------------------------
Total assets                                   $421,603,000   $394,855,000
                                            ------------------------------
Total deposits                                 $353,455,000   $335,219,000
Other borrowings                                 24,148,000     19,171,000
Other liabilities                                 3,209,000      2,954,000
                                            ------------------------------
Total liabilities                               380,812,000    357,344,000
                                            ------------------------------
Total shareholders' equity                       40,791,000     37,511,000
                                            ------------------------------

Total liabilities
 and shareholders' equity                      $421,603,000   $394,855,000
                                            ------------------------------
---------------
PER SHARE DATA
                                                    1995           1994
--------------------------------------------------------------------------
Basic earnings(2)                                    $ 1.20         $ 1.05
Diluted earnings(2)                                  $ 1.19         $ 1.05
Cash dividends(1)                                    $  .52         $  .46
Book value per share(1)                              $ 9.71         $ 9.01
Shares outstanding at end of year(1)              4,202,537      4,161,670
--------------------------------------------------------------------------
-----------------
FINANCIAL RATIOS
                                                     1995           1994
--------------------------------------------------------------------------
Net interest margin(3)                                5.14%          5.09%
Return on assets(4)                                   1.21           1.13
Return on shareholders' equity(4)                    12.72          12.16
Shareholders' equity to assets(4)                     9.55           9.31
Cash dividends to net income                         43.47          42.98
Efficiency ratio(3)                                  66.87          69.32
Gross loans to deposits                              78.23          78.10
Allowance for loan losses to total loans              1.45           1.46
Non-performing loans to total loans                    .53            .29
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997 and 1996, the five-for-four stock split in 1995, and the 3 percent stock dividend in 1994.
(2) Basic and diluted earnings per share is computed using the weighted average number of shares outstanding during each year.
(3) Tax Equivalent Basis.
(4) Ratios based on average annual balances.

END PUBLISHED PAGE 34

Management's Discussion & Analysis

Introduction:
  The following is Management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 1998 Annual Report to Shareholders.

Forward-Looking Statements:
  When used in this Annual Report, the words or phrases "are expected to", "will continue", "is anticipated", "estimate", "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Earnings Summary:
  LNB Bancorp, Inc. posted its seventeenth consecutive year of increased earnings. LNB Bancorp, Inc.'s consolidated 1998 net income reached a record high of $6,818,000, compared to $6,482,000 in 1997 and $5,852,000 in 1996. Net income for 1998, 1997 and 1996 was favorably affected by an increase in net interest income and increased noninterest income offset in part by higher operating expenses and provision for possible loan losses.
  Basic earnings per share totaled $1.65 for 1998 compared to $1.56 for 1997 and $1.39 for 1996. Diluted earnings per share totaled $1.65 for 1998, compared to $1.55 for 1997 and $1.39 for 1996. Prior period earnings per share data has been restated to reflect the 2% stock dividend in 1997 and 1996. The return on average assets, a measure of profitability, decreased to 1.34% in 1998 from 1.41% in 1997 and 1.37% in 1996. Return on average shareholders' equity measures how profitable the shareholders' invested capital is employed. Return on average equity was 14.46% for 1998 compared to 14.51% and 13.70% in 1997 and 1996.

Net Interest Income:
  Net interest income, the difference between interest and loan fee income on earnings assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent
(FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.
  Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and shareholders' equity and the growth in earning assets. In addition, net interest income is affected not only by Management's asset/liability strategies to alter the volume and mix of earning assets and sources of funds, but also such external factors as economic conditions and credit demand.
  A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on the next page. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.
  Net interest income (FTE) in 1998 increased by $2,030,000 from $22,236,000 in 1997 to $24,266,000 in 1998. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with basic earnings on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE ASSETS percent
(A Return On Average Assets graph follows in printed version with return percent on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE EQUITY percent
(A Return On Average Equity graph follows in printed version with return percent on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                       Basic             Return on        Return on
                Earnings Per Share     Average Assets    Average Equity
       Year           Dollars*            Percent           Percent

       1998            $1.65               1.34%             14.46%
       1997            $1.56               1.41%             14.51%
       1996            $1.39               1.37%             13.70%
       1995            $1.20               1.21%             12.72%
       1994            $1.05               1.13%             12.16%


*Adjusted for stock dividends and splits





END PUBLISHED PAGE 35
decreases in market interest rates. The cost of funds decreased from 3.71% in 1997 to 3.64% in 1998, or a total of 7 basis points. During the same period, the yield on earning assets decreased 9 basis points to 8.15% in 1998, compared to 8.24% in 1997, resulting in a decrease in the net interest spread by 2 basis points in 1998. The increase in net interest income resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest income increased from 1997 to 1998 from increases in volumes, which was partially offset by changes in rates.
  Net interest income (FTE) increased by $1,136,000 in 1997 from $21,100,000 in 1996 to $22,236,000 in 1997. Net interest income in 1997 was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds increased from 3.58% in 1996 to 3.71% in 1997, or a total of 13 basis points. During the same period, the yield on earning assets increased 1 basis point to 8.24% in 1997, compared to 8.23% in 1996, resulting in a decrease in the net interest spread by 12 basis points in 1997.
  The net yield on earning assets in 1998 was 5.17% compared to 5.20% in 1997 and 5.33% in 1996. This relatively constant yield reflects the fact that the Corporation's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate Management is responsive to the impacts of competition, changes in market interest rates and regulation.

Results from Operations:
  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was constant at 80.3% in 1997 and 1998. Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, was constant at 19.7% in 1997 and 1998.
  The cost of interest bearing liabilities in 1998 was $13,999,000 compared to $12,990,000 and $11,478,000 in 1997 and 1996, respectively.
The unfavorable impact of decreases in rates plus increases in volume caused interest expense to increase from 1997 to 1998. The unfavorable impact of increases in deposit rates plus increases in volume caused interest expense to increase from 1996 to 1997. Decreases in the average rates paid on savings, interest-bearing demand, and certificates of deposit accounts offset in part the 1998 increase in the cost of interest-bearing liabilities.
  Total other income, excluding gains on the sale of securities, grew 21% in 1998. Total other income in 1998 increased to $7,253,000 compared to $5,803,000 in 1997 for an increase of $1,450,000. This increase results from increases from Trust Division income of $594,000, increases in service charges on deposit accounts of $390,000, gains on the sale of securities of $256,000 and increases in other service charges of $199,000. The increase in Trust income results in part in the realization of certain one-time fee income and from increases in the volume of Trust assets
under management.   The increase in service charges on deposit accounts is
due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees. Total other income in 1997 increased by $878,000 to $5,803,000 as compared to 1996. This increase resulted from increases in Trust Division income of $198,000 and service charges of $240,000 and other service charges, commissions and fees of $446,000.
  The Corporation continuously monitors other expenses for greater efficiency and profitability. The entire staff is geared to improve efficiency and productivity at all levels. The Corporation has made progress in this area as evidenced by improvement in the efficiency ratio from 63.65% in 1996 to 62.01% in 1997 and to 60.33% in 1998.
  Total other expenses increased 8.5% in 1998 compared to 1997 after a 5.0% increase for 1997 compared to 1996. The 1998 increase in other expenses resulted from increases in salaries and benefits, net occupancy expense, credit card and merchant expenses, and certain one time consulting expenses. Some of these additional expenses arose from the opening of the LaGrange branch office and from two branch offices acquired from KeyBank in late 1997. A significant portion of the increase in 1997 was the result of the effects of inflation on salaries and benefits plus increases in furniture and equipment expenses. Total other expenses in 1997 also increased due to the impact of the cost of acquisition of KeyBank branches plus increases in FDIC Deposit Insurance Premiums.
  The effective tax rate of the Corporation was 34.7%, 34.1%, and 33.1% in 1998, 1997, and 1996, respectively. The increase in the effective tax rate in 1998 and 1997 was primarily due to the decrease in the ratio of tax-exempt interest income to total interest income. A detailed analysis of income taxes is presented on page 27.
  The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected quarterly financial data for 1998, 1997 and 1996 is presented on page 44. There were significant intra-quarter fluctuations during the third and fourth quarters of 1998 from increases in the provision for possible loan losses. The 1998 fourth quarter increase in other income reflects gains on sales of securities of $256,000. Total interest income and total interest expense increased in the fourth quarter of 1997 due to the September 15, 1997 acquisition of loans and deposits from Key Bank.

END PUBLISHED PAGE 36

                             Condensed Consolidated Average Balance Sheets
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        1998
--------------------------------------------------------------------------
  (Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
  ASSETS:
  Securities                       $114,839        $ 7,030          6.12%
  Securities-tax exempt               4,066            274          6.74
  Federal funds sold and other
   interest-bearing instruments       4,422            238          5.38
  Commercial loans                  124,415         11,555          9.29
  Commercial loans-tax exempt           600             59          9.83
  Mortgage loans                    144,393         11,307          7.83
  Consumer loans                     76,753          7,802         10.17
                            ----------------------------------------------
   TOTAL EARNING ASSETS             469,488         38,265          8.15%
                            ----------------------------------------------
  Reserve for possible loan losses   (4,514)
  Cash and due from banks            20,175
  Other assets                       23,414
                            ----------------------------------------------
   TOTAL ASSETS                    $508,563
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $178,989        $ 9,261          5.17%
  Savings deposits                  103,863          2,236          2.15
  Interest-bearing demand            70,509          1,026          1.46
  Short-term borrowings              24,407            991          4.06
  Long-term borrowings                7,031            485          6.90
                            ----------------------------------------------
   TOTAL INTEREST-                  384,799         13,999          3.64%
    BEARING LIABILITIES     ----------------------------------------------
  Noninterest-bearing deposits       72,575
  Other liabilities                   4,048
  Shareholders' equity               47,141
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $508,563
                            ----------------------------------------------
  NET INTEREST INCOME (FTE)                        $24,266
  Taxable equivalent adjustment                        (87)
                            ----------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $24,179
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.17%
                           ----------------------------------------------

                             Condensed Consolidated Average Balance Sheets
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                         1997
--------------------------------------------------------------------------
  (Dollars in Thousands)            Balance       Interest          Rate
                              --------------------------------------------
  ASSETS:
  Securities                       $106,938        $ 6,590          6.16%
  Securities-tax exempt               2,922            200          6.84
  Federal funds sold and other
   interest-bearing instruments       2,579            145          5.62
  Commercial loans                  116,289         11,162          9.60
  Commercial loans-tax exempt           760             68          8.95
  Mortgage loans                    141,642         11,158          7.88
  Consumer loans                     56,524          5,903         10.44
                            ----------------------------------------------
   TOTAL EARNING ASSETS             427,654         35,226          8.24%
                            ----------------------------------------------
  Reserve for possible loan losses   (4,217)
  Cash and due from banks            18,195
  Other assets                       18,635
                            ----------------------------------------------
   TOTAL ASSETS                    $460,267
                           -----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $158,789        $ 8,402          5.29%
  Savings deposits                   96,708          2,130          2.20
  Interest-bearing demand            68,386          1,151          1.68
  Short-term borrowings              25,307          1,224          4.84
  Long-term borrowings                1,225             83          6.78
                            ----------------------------------------------
   TOTAL INTEREST-                  350,415         12,990          3.71%
    BEARING LIABILITIES       --------------------------------------------
  Noninterest-bearing deposits       62,040
  Other liabilities                   3,124
  Shareholders' equity               44,688
                             ---------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $460,267
                             ---------------------------------------------
  NET INTEREST INCOME (FTE)                        $22,236
  Taxable equivalent adjustment                        (70)
                             ---------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $22,166
                             ---------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.20%
                             ---------------------------------------------

                             Condensed Consolidated Average Balance Sheets
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                         1996
--------------------------------------------------------------------------
  (Dollars in Thousands)            Balance       Interest          Rate
                           -----------------------------------------------
  ASSETS:
  Securities                       $ 98,661        $ 6,056          6.14%
  Securities-tax exempt               4,312            313          7.26
  Federal funds sold and other
   interest-bearing instruments       4,916            276          5.61
  Commercial loans                  108,750         10,327          9.50
  Commercial loans-tax exempt           929             82          8.83
  Mortgage loans                    130,026         10,369          7.97
  Consumer loans                     48,104          5,155         10.72
                            ----------------------------------------------
   TOTAL EARNING ASSETS             395,698         32,578          8.23%
                            ----------------------------------------------
  Reserve for possible loan losses   (4,043)
  Cash and due from banks            17,794
  Other assets                       17,173
                            ----------------------------------------------
   TOTAL ASSETS                    $426,622
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $139,028        $ 7,302          5.25%
  Savings deposits                   92,570          2,041          2.20
  Interest-bearing demand            67,633          1,162          1.72
  Short-term borrowings              21,465            954          4.47
  Long-term borrowings                  291             19          6.53
                            ----------------------------------------------
   TOTAL INTEREST-                  320,987         11,478          3.58%
    BEARING LIABILITIES     ----------------------------------------------
  Noninterest-bearing deposits       58,989
  Other liabilities                   3,944
  Shareholders' equity               42,702
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $426,622
                            ----------------------------------------------
  NET INTEREST INCOME(FTE)                         $21,100
  Taxable equivalent adjustment                       (108)
                            ----------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $20,992
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.33%
                            ----------------------------------------------

                              Rate/Volume Analysis of Net Interest Income
Years ended December 31,                    1998 and 1997
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                  Volume             Rate          Total
                            ---------------------------------------------
Securities                      $   487           $  (47)       $   440
Securities-tax exempt                78               (4)            74
Federal funds sold and other interest-
 bearing instruments                104              (11)            93
Commercial loans                    779             (386)           393
Commercial loans-tax exempt         (14)               5             (9)
Mortgage loans                      217              (68)           149
Consumer loans                    2,113             (214)         1,899
                            ---------------------------------------------
 TOTAL INTEREST INCOME            3,764             (725)         3,039
                            ---------------------------------------------
Certificates of deposit           1,069             (210)           859
Savings deposits                    158              (52)           106
Interest-bearing demand              36             (161)          (125)
Short-term borrowings               (44)            (189)          (233)
Long-term borrowings                393                9            402
                            ---------------------------------------------
 TOTAL INTEREST EXPENSE           1,612             (603)         1,009
                            ---------------------------------------------
NET INTEREST INCOME              $2,152           $ (122)       $ 2,030
                            ---------------------------------------------
                              Rate/Volume Analysis of Net Interest Income
Years ended December 31,                    1997 and 1996
-------------------------------------------------------------------------
(Dollars in Thousands)                    Increase (Decrease) In
                                          Interest Income/Expense
                            ---------------------------------------------
                                  Volume             Rate         Total
                            ---------------------------------------------
Securities                      $   508           $   26         $  534
Securities-tax exempt              (101)             (12)          (113)
Federal funds sold and other interest-
 bearing instruments               (131)             -0-           (131)
Commercial loans                    716              119            835
Commercial loans-tax exempt         (15)               1            (14)
Mortgage loans                      926             (137)           789
Consumer loans                      902             (154)           748
                            ---------------------------------------------
 TOTAL INTEREST INCOME            2,805             (157)         2,648
                            ---------------------------------------------
Certificates of deposit           1,038               62          1,100
Savings deposits                     91               (2)            89
Interest-bearing demand              13              (24)           (11)
Short-term borrowings               171               99            270
Long-term borrowings                 61                3             64
                            ---------------------------------------------
 TOTAL INTEREST EXPENSE           1,374              138          1,512
                            ---------------------------------------------
NET INTEREST INCOME             $ 1,431           $ (295)       $ 1,136
                            ---------------------------------------------
END PUBLISHED PAGE 37

Provision and Reserve for Possible Loan Losses:
  The reserve for possible loan losses is maintained by Management at a level considered adequate to cover possible losses. The amount of the provision for possible loan losses charged to operating expenses is the amount necessary, in the opinion of Management, to maintain the reserve for possible loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While Management's periodic analysis of the reserve for possible loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
  The reserve for possible loan losses on December 31, 1998, was $3,483,000, or .94% of outstanding loans, compared to $4,168,000, or 1.26% at year-end 1997.
  The provision for possible loan losses charged to operating expense was $2,725,000 and $750,000 in 1998 and 1997, respectively. In addition to meeting Management's expectations for adequacy, this level of funding for the reserve also kept the Bank's ratio of the reserve as a percentage of outstanding loans comparable to that of banks of similar size, loan portfolio size and mix and credit philosophies.
  During the third and fourth quarters of 1998, a special provision for loan losses of $1,800,000 was added to the reserve for possible loan losses. The special provision was required because of a non-recurring loan loss from a single, but significant, commercial loan relationship.
  Net charge-offs for 1998 were $3,410,000, as compared to $698,000 for 1997, while net charge-offs as a percentage of average loans outstanding for 1998 was 0.99%, compared to 0.22% for 1997. Net charge-offs for 1998 included a non-recurring $3,200,000 loss from the above mentioned single commercial loan relationship. The remaining balance due to the Bank of $1,300,000 was reclassified from loans to other assets at the end of 1998 when the Bank took the creditor's assets under management. The assets were subsequently sold for $1,300,000 in January of 1999.
  Non-performing loans at year-end 1998 were $1,300,000 compared to $886,000 at year-end 1997. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status. As of December 31, 1998, 56% of non-performing loans were commercial loans, 7% were personal loans and 37% were residential mortgage loans. This compares to 41% for commercial loans, 5% for personal loans and 54% for mortgage loans at year-end 1997. Non-performing loans did not have a material impact on interest income during 1998, 1997 or 1996. The overall quality of the loan portfolio remains high, as the ratio of non-performing loans to total loans remains at low levels of 0.27% at year-end 1997 and 0.35% at year-end 1998.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1998, there were no significant concentrations of credit risk in the loan portfolio. Additional information regarding the loan portfolio is presented on page 24.

Financial Condition:
  Total assets of the Corporation rose 10.4% to $541.8 million for the year ended December 31, 1998. The asset growth was funded by increases in deposits and Federal Home Loan Bank advances. Total earning assets increased 10.9% to $495 million at year end 1998. During 1998, Federal funds sold and other interest-bearing instruments increased by $6,490,000 to $6,624,000. Securities rose $3,145,000 to $118,519,000, and gross loans grew by $38,835,000 to $369,866,000.
  Consumer loan growth was particularly strong accounting for 76% of total loan growth in 1998. The consumer loan growth resulted from home equity loan sales plus increases in automobile indirect lending. Mortgage and Commercial loans accounted for 14% and 10%, respectively, of total loan portfolio growth during 1998.
  The maturity distribution of debt securities which appears on page 22 of this report, indicates that $75,450,000, or 65.4%, of debt securities mature within the next five year period with $19,418,000, or 16.8% maturing during 1999. At the close of 1998 and 1997 there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $587,000 or 0.5%, at the close of 1998.
  Total deposits held by the Corporation increased $33,193,000 during 1998 compared to an increase of $44,275,000 during 1997. Interest-bearing deposits represented 80.7% and 83.3% of total deposits at December 31, 1998 and 1997, respectively. Noninterest-bearing deposits increased by $16,993,000 while interest-bearing deposits increased by $16,200,000 during 1998. During 1997, noninterest-bearing deposits increased by $4,763,000 while interest-bearing deposits increased by $39,512,000. In both 1998 and 1997, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.
  Total other borrowings, primarily repurchase agreements, decreased by $5,990,000 during 1998, following an increase of $5,564,000 in 1997. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments. Federal Home Loan Bank advances increased by $20,000,000 to $22,045,000 at December 31, 1998. Federal Home Loan Bank advances were used to fund consumer loan growth.

END PUBLISHED PAGE 38

Capital Resources:
  Total shareholder's equity was $48,676,000 at December 31, 1998 compared to $44,985,000 at December 31, 1997, an increase of $3,691,000, or 8.2%.
This increase was primarily attributable to net income of $6,818,000, less dividends declared to shareholders of $3,545,000, less the purchase of 2,004 shares of treasury stock at a cost of $57,000. The book value per share of common stock was $11.81 at year-end 1998 compared to $10.91 at year-end 1997, a 8.2% increase.
  Cash dividends declared on the common stock of LNB Bancorp, Inc. during the year ended December 31, 1998 totaled $3,545,000 or $.86 per share. This compared to $2,934,000, or $.71 per share for the year ended
December 31, 1997. In addition to the regular fourth quarter dividend of $.21 per share, an EXTRA cash dividend of $.04 per share was declared by the Board of Directors. The 1998 dividends declared per share represent an increase of 20.8% over the cash dividend declared in 1997. Dividends declared in 1998 represented a payout ratio of 52.00% of net income compared to 45.26% in 1997.
  As discussed in Note 14 to the Consolidated Financial Statements, the Corporation's primary source of funds for the payment of dividends is its Bank subsidiary. During December of 1996, the Bank paid an additional $8,000,000 in dividends to the Corporation in order for it to have sufficient equity capital to take advantage of future acquisition opportunities and to pay future dividends. In order for the Bank to fund its balance sheet and remain well capitalized, the Corporation and the Bank entered into a subordinated debt agreement on December 30, 1996 for $8,000,000, payable on January 1, 2007 at an interest rate of 6.80%. The Bank, which is limited by regulation as to the amount of a dividend which can be paid, remains within these regulatory restrictions.
  Under regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency, bank holding companies and banks are required to maintain certain minimum capital ratios in order to be considered "well capitalized." These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Corporation's assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures of unused commitments and letters of credit, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders' equity, exclusive of net unrealized gain (loss) on securities available for sale. Total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for possible loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets. As of December 31, 1998, LNB Bancorp, Inc. had a total risk-based capital ratio of 13.30%, with a Tier 1 capital ratio of 12.31% compared to 14.34% and 13.11%, respectively, at December 31, 1997. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total average assets (unadjusted for risk). On December 31, 1998, LNB Bancorp, Inc.'s leverage ratio was 8.64%, which substantially exceeds the Corporation's minimum regulatory requirement. For additional information on the Corporation and Bank's capital ratios, refer to Note 14, Shareholders Equity on page 28.
  On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $2,000,000 are projected for 1999.

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with total equity on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

AVERAGE EQUITY TO AVERAGE ASSETS percent
(An Average Equity to Average Assets graph follows in printed version with average equity on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BOOK VALUE PER SHARE dollars*
(A Book Value Per Share graph follows in printed version with book value on the y-axis and years 1994 through 1998 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Total Shareholders'     Average Equity to      Book Value
                   Equity              Average Assets        Per Share
    Year     Millions of Dollars          Percent             Dollars*

    1998           $48.7                    9.27%              $11.81
    1997           $45.0                    9.70%              $10.91
    1996           $44.2                   10.00%              $10.47
    1995           $40.8                    9.55%              $ 9.71
    1994           $37.5                    9.31%              $ 9.01


*Adjusted for stock dividends and splits



END PUBLISHED PAGE 39

Quantitative and Qualitative Disclosures about Market Risk:
  Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on-and-off balance sheet positions by examining its near-term sensitivity and its longer term gap position.
  The mission of the Asset/Liability Management Committee of Lorain National Bank is to effectively monitor and manage the Bank's exposure to interest rate risk, liquidity risk, and repricing risk and thereby provide the Bank with a stable net interest margin. Asset/liability management is the measurement and analysis of the Bank's exposure to changes in the interest rate environment. The Bank is subject to interest rate risk to the extent its liabilities reprice more rapidly than its assets. The Bank manages this risk on a continuing basis through the use of a number of objectives and strategies as an ongoing part of its strategic financial plan.
  The Bank's Asset/Liability Management Committee, which includes executive and senior management representatives, meets monthly. Objectives include monitoring and methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of net interest income. The Bank's asset and liability management program defined by the Board of Directors is designed to minimize the impact of significant changes in interest rates on net interest income. Strategies include attempting to market variable-rate loans, growth in the consumer loan portfolio which tend to have shorter terms to maturity, match fixed rate commercial loans with Federal Home Loan Bank advances, and utilizing deposit promotions in an effort to extend the term to maturity of its liabilities.
  Management may, at times, place greater emphasis on maximizing net interest margin rather than merely concentrating on interest rate risk depending on the relationship between short-and long-term interest rates, market conditions and consumer preference. Management believes that increased net income resulting from a moderate contrast between the maturity of its assets and liabilities can provide high enough returns to justify the increased risk exposure during periods of stable interest rates. The effectiveness of Management's administration of the Asset/Liability function is demonstrated by the Corporation's consistently
high net yield on earning assets.   The Corporation's net yield on earning
assets remains at the high levels of 5.17% and 5.20% for the years ended December 31, 1998 and 1997, respectively. The Asset/Liability Management Committee has established limits on the amount of its interest rate risk exposure, however, there can be no assurance that Management's efforts to limit interest rate risk will be successful.
  One measure of exposure to interest rate risk is interest rate sensitivity gap analysis. The Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of the interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, with all factors held constant, a negative gap would adversely affect net interest income; while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, with all factors held constant, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.
  The Corporation's one year gap was 4.22% at December 31, 1998, 4.88% at December 31, 1997 and 1.35% at December 31, 1996. The decrease in the Corporation's one year gap at December 31, 1998 compared to December 31, 1997, was due to a decrease in assets maturing or otherwise repricing in one year or less totaling $3,385,000 (due to a decrease in loans and securities repricing during that period) partially offset by a decrease in liabilities maturing or otherwise repricing in one year or less totaling $2,304,000 (due primarily to an increase in savings deposits and decreases in short-term borrowings during that period). The increase in the Corporation's one year gap at December 31, 1997 compared to December 31, 1996 was due to an increase in assets maturing or otherwise repricing in one year or less totaling $42,194,000 (due to an increase in loans and securities repricing during that period) partially offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $25,981,000 (due primarily to an increase in certificates of deposit and short-term borrowings during that period). Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles in 1999. The table on the page 41 sets forth the repricing dates of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1998 and the interest rate sensitivity "gap" percentages at the dates indicated.




END PUBLISHED PAGE 40

Gap Analysis (Dollars in Thousands)
--------------------------------------------------------------------------
                                         Expected Maturity/Repricing Date
                                       1999      2000      2001      2002
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                      $25,644  $13,586   $12,107   $ 9,882
Weighted average yield                  9.43%    9.27%     9.18%     9.07%

Variable rate commercial
 and consumer loans                  107,327      420       309       739
Weighted average yield                  9.00%    8.37%     8.75%     8.75%

Semi-variable mortgage loans(1)       50,790   16,792    23,841    15,925
Weighted average yield                  7.45%    7.72%     7.27%     7.51%

Variable rate consumer loans          30,441      103        24        51
Weighted average yield                  9.47%    8.80%     9.20%    10.61%

Other semi-variable rate loans(1)      7,870    1,086       485       457
Weighted average yield                  7.51%    8.12%     7.58%     7.64%

Securities and other(2)               25,693   12,121     7,499    14,235
Weighted average yield                  5.97%    6.24%     5.49%     6.03%
--------------------------------------------------------------------------
   Total interest-earning assets     247,765   44,108    44,265    41,289
--------------------------------------------------------------------------
Certificates of deposit              131,388   29,564    10,302     4,623
Weighted average yield                  4.75%    5.39%     5.92%     5.54%

Savings deposits                      42,620   42,620    21,309       -0-
Weighted average yield                  2.00%    2.00%     2.00%     0.00%

Interest-bearing demand               30,185   30,185    15,092       -0-
Weighted average yield                  1.46%    1.46%     1.46%     0.00%

Short-term borrowings                 22,960      -0-       -0-       -0-
Weighted average yield                  3.80%    0.00%     0.00%     0.00%

Long-term borrowings                     -0-    5,000    11,095     5,950
Weighted average yield                  0.00%    4.76%     5.05%     5.09%
-------------------------------------------------------------------------
Total interest-bearing liabilities   227,153  107,369    57,798    10,573
-------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities         20,612  (63,261)  (13,533)   30,716
Cumulative interest-rate
 sensitive gap                        20,612  (42,649)  (56,182)  (25,466)
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1998                      4.22%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1997                      4.88%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1996                      1.35%
--------------------------------------------------------------------------

Gap Analysis (Dollars in Thousands)
-------------------------------------------------------------------------
                               Expected Maturity/Repricing Date     Fair
                                     2003  Thereafter  Total      Value(3)
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                      $ 6,626  $ 8,337   $76,182   $76,201
Weighted average yield                  8.89%    8.04%     9.15%

Variable rate commercial
 and consumer loans                      213      -0-   109,008   109,008
Weighted average yield                  8.87%    0.00%     8.99%

Semi-variable mortgage loans(1)       30,531       37   137,916   138,012
Weighted average yield                  6.93%    6.95%     7.35%

Variable rate consumer loans              60      -0-    30,679    30,679
Weighted average yield                 10.80%    0.00%     9.47%

Other semi-variable rate loans(1)        684    2,668    13,250    13,250
Weighted average yield                  7.79%    7.43%     7.56%

Securities and other(2)               22,177   39,974   121,699   122,381
Weighted average yield                  5.83%    6.32%     5.77%
--------------------------------------------------------------------------
   Total interest-earning assets      60,291   51,016   488,734   489,531
--------------------------------------------------------------------------
Certificates of deposit                  392       10   176,279   177,783
Weighted average yield                  6.00%    7.98%     5.00%

Savings deposits                         -0-      -0-   106,549   106,549
Weighted average yield                  0.00%    0.00%     2.00%

Interest-bearing demand                  -0-      -0-    75,462    75,462
Weighted average yield                  0.00%    0.00%     1.46%

Short-term borrowings                    -0-      -0-    22,960    22,960
Weighted average yield                  0.00%    0.00%     3.80%

Long-term borrowings                     -0-      -0-    22,045    21,830
Weighted average yield                  0.00%    0.00%     5.00%
--------------------------------------------------------------------------
   Total interest-bearing liabilities    392       10   403 295   404,584
--------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities         59,899   51,006    85,439
Cumulative interest-
 rate sensitive gap                   34,433   85,439

(1)Semi-variable mortgage loans include mortgages in which the loan is fixed for the first three or five years of the loan and its interest rate is adjustable thereafter.
(2)Securities available for sale are shown at amortized cost.
(3)Fair value of loans are gross of deferred fees and allowance for loan losses.

END PUBLISHED PAGE 41

Liquidity Management:
  Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demands of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of securities held to maturity and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.
  On December 31, 1998, cash and cash equivalents equaled $32,801,000 or 6.1% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows on page 16 and arises from operating, investing, and financing activities.
  The adjustments to reconcile 1998 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,688,000, amortization of intangible assets of $448,000, amortization of deferred loan fees and costs of $1,224,000 and a provision for possible loan losses of $2,725,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.
  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $46,365,000. Cash used in investing activities resulted from net increases in securities of $27,233,000 offset by proceeds from sales of securities available for sale and trading securities of $25,168,000. Cash used in investing activities included net loan increases of $43,655,000 and purchases of capital assets of $815,000.
  Net cash provided by financing activities was $43,729,000. Cash provided by financing activities included increases in deposits of $33,193,000, decreases in securities sold under repurchase agreements and other short-term borrowings of $3,790,000, Federal Home Loan Bank advances of $20,000,000 and proceeds from stock options exercised of $4,000. Cash used by financing activities primarily included the purchase of treasury stock in the amount of $57,000 and dividends paid of $3,421,000. These cash flows resulted in a $8,394,000 increase in cash and cash equivalents from December 31, 1997 to December 31, 1998.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At year-end, the Bank had available Federal funds facilities in excess of $12,800,000 at three correspondent banks. Additionally, the Bank has a $25,000,000 cash management advance line of credit with the Federal Home Loan Bank of Cincinnati. The internal and external sources of funds for liquidity, in the opinion of Management, satisfy the liquidity needs of the Corporation and the Bank.

Impacts of Accounting and Regulatory Pronouncements:
  Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

Financial Accounting Standards Board:
 The Financial Accounting Standards Board (FASB) has issued:
SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"
Implementation date by the Corporation: January 1, 1999
Impact on the Corporation: This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. Corporate management believes that adoption of SFAS No. 134 will not have a significant impact on the financial position or results of operations as, historically, the Corporation does not securitize loans for sale and retain the mortgage-backed security.

All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1998 and prior years financial statements have been adopted by the Corporation. Corporate Management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

END PUBLISHED PAGE 42

Year 2000 Readiness Disclosure:
  Several of the Corporation's and Bank's regulators including the Securities and Exchange Commission, Federal Reserve Board, and the Office of the Comptroller of Currency have issued guidance relative to the management and disclosures for year 2000 readiness. A discussion of year 2000 readiness as it relates to the Corporation, the Bank and their customers, suppliers and vendors follows.
  The Corporation established a strategic task force in September, 1997 to perform a comprehensive review of its computer and related systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
  The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 readiness. The Corporation estimates that compliance costs for the year 2000 issue from 1997 through 2000 will not exceed
$250,000. The 1998 compliance costs were $68,000 while 1997 compliance costs totaled $5,000. The majority of the remaining costs for year 2000 readiness relate to equipment upgrades and training. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next year will have a material effect on the financial position, liquidity or results of operation.
  To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. The Corporation is well on its way in the testing and evaluation of internal and external systems for year 2000 compliance. The Corporation has completed successful upgrades, testing, and validation of internal mission critical systems and they are Y2K compliant. The Corporation is performing a customer risk assessment relative to Year 2000 readiness. The Corporation's customer awareness program includes providing: seminars to business and non-profit entities, Year 2000 information on statements and maintaining a telephone number for customer inquiries. The Corporation provides quarterly updates to the Board of Directors regarding Year 2000 readiness. The project completion date for the Year 2000 readiness is slated for June, 1999.
  Financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the "Year 2000" issue. Cost of funds may become greater, if customers react to publicity about this issue by withdrawing deposits. Accordingly, the Corporation has formed an internal task force to assess potential problems relating to credit, liquidity, and third party risk, and where appropriate, develop contingency plans. This task force is conducting a survey of significant credit and deposit relationships to determine their "Year 2000" readiness and to evaluate the potential of credit and liquidity risk to the Corporation. Also, the "Year 2000" issue creates risk for the Corporation from unforeseen problems in its own computer systems and from third parties' with whom the Corporation deals on financial transactions. Such failures of the Corporation, and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct its business, and especially to process and account for the transfer of funds electronically.
  Based upon testing of mission critical hardware and software, the Corporation does not anticipate that it will have to rely on a contingency plan relating to these areas. However, the Corporation is in the process of developing a contingency plan that would cover the failure of mission critical hardware and software. The contingency plan is also being developed to cover Y2K failure(s) that might result from a failure(s) outside of the control of the Corporation; such as a utility company failure. The Corporation's contingency plan for Y2K failure of its core processing systems will be to handle and process customer transactions manually until the system failure is corrected. In the worst case scenario where any of the Corporation's mission critical systems, either internal or external, would fail, the Corporation will be operating in a manual mode. In preparation for the unlikely event of this worst case scenario, the Corporation is in the process of planning and training all of its' employees and will have all customer records backed up to ensure the accuracy of our customer records.


END PUBLISHED PAGE 43

Selected Quarterly Financial Data

Consolidated quarterly financial and per share data for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:
                     First       Second      Third      Fourth
                    Quarter      Quarter    Quarter     Quarter    Totals
--------------------------------------------------------------------------
Total      1998 $9,126,000  $9,377,000  $9,830,000  $9,845,000 $38,178,000
interest   1997  8,256,000   8,594,000   8,900,000   9,406,000  35,156,000
income     1996  7,892,000   8,032,000   8,187,000   8,359,000  32,470,000
--------------------------------------------------------------------------
Total      1998  3,435,000   3,415,000   3,578,000   3,571,000  13,999,000
interest   1997  2,999,000   3,157,000   3,302,000   3,532,000  12,990,000
expense    1996  2,878,000   2,770,000   2,890,000   2,940,000  11,478,000
--------------------------------------------------------------------------
Net        1998  5,691,000   5,962,000   6,252,000   6,274,000  24,179,000
interest   1997  5,257,000   5,437,000   5,598,000   5,874,000  22,166,000
income     1996  5,014,000   5,262,000   5,297,000   5,419,000  20,992,000
--------------------------------------------------------------------------
Provision  1998    187,000     238,000     838,000   1,462,000   2,725,000
for        1997    125,000     125,000     125,000     375,000     750,000
possible   1996    125,000     175,000     125,000     175,000     600,000
loan losses
--------------------------------------------------------------------------
Net        1998  5,504,000   5,724,000   5,414,000   4,812,000  21,454,000
interest   1997  5,132,000   5,312,000   5,473,000   5,499,000  21,416,000
income     1996  4,889,000   5,087,000   5,172,000   5,244,000  20,392,000
after provision for possible loan losses
--------------------------------------------------------------------------
Other      1998  1,622,000   1,831,000   1,658,000   2,142,000   7,253,000
income     1997  1,293,000   1,399,000   1,544,000   1,567,000   5,803,000
           1996  1,221,000   1,227,000   1,254,000   1,223,000   4,925,000
--------------------------------------------------------------------------
Other      1998  4,582,000   4,909,000   4,314,000   5,192,000  18,997,000
expenses   1997  4,113,000   4,277,000   4,475,000   4,522,000  17,387,000
           1996  4,128,000   4,173,000   4,152,000   4,112,000  16,565,000
--------------------------------------------------------------------------
Income     1998    866,000     892,000     932,000     601,000   3,291,000
taxes      1997    787,000     839,000     882,000     842,000   3,350,000
           1996    656,000     690,000     771,000     783,000   2,900,000
--------------------------------------------------------------------------
Net income 1998 $1,678,000  $1,754,000  $1,826,000  $1,560,000  $6,818,000
           1997  1,525,000   1,595,000   1,660,000   1,702,000   6,482,000
           1996  1,326,000   1,451,000   1,503,000   1,572,000   5,852,000
--------------------------------------------------------------------------
Basic      1998      $ .41       $ .42       $ .44       $ .38       $1.65
earnings   1997        .37         .38         .40         .41        1.56
per share  1996        .32         .35         .35         .37        1.39
(2)
--------------------------------------------------------------------------
Dividends  1998      $ .20       $ .20       $ .21       $ .25       $ .86
paid per   1997        .16         .16         .17         .22         .71
share (1)  1996        .13         .14         .16         .19         .62
--------------------------------------------------------------------------
(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997 and 1996.
(2) Basic earnings per share is computed using the weighted average number of shares outstanding during each year.
END PUBLISHED PAGE 36

Banking Offices & ATMs

ATM service available wherever you see this symbol**

  Lorain Banking Offices
  Main Office
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7185

**Sixth Street Drive-In Office
  200 Sixth Street
  Lorain, Ohio 44052
  (440)244-7242

**Cooper-Foster Park
  Road Office
  1920 Cooper-Foster Park Road
  Lorain, Ohio 44053
  (440)282-1252

**Kansas Avenue Office
  1604 Kansas Avenue
  Lorain, Ohio 44052
  (440)288-9151

**Oberlin Avenue Office
  3660 Oberlin Avenue
  Lorain, Ohio 44053
  (440)282-9196

**Pearl Avenue Office
  2850 Pearl Avenue
  Lorain, Ohio 44055
  (440)277-1103

**West Park Drive Office
  2130 West Park Drive
  Lorain, Ohio 44053
  (440))989-3131

  Amherst Banking Office
**Amherst Office
  1175 Cleveland Avenue
  Amherst, Ohio 44001
  (440)988-4423

  Avon Lake Banking Office
**Avon Lake Office
  240 Miller Road
  Avon Lake, Ohio  44012
 (440)933-2186

  Elyria Banking Offices
**Ely Square Office*
  124 Middle Avenue
  Elyria, Ohio 44035
 (440)323-4621

**Cleveland Street Office
  801 Cleveland Street
  Elyria, Ohio  44035
  (440)365-8397

**Lake Avenue Office
  42935 North Ridge Road
  Elyria Township, Ohio 44035
 (440)233-7196

**Midway Mall Office
  6395 Midway Mall Blvd.
  Elyria, Ohio 44035
  (440)324-6530

**Second Street Office*
  221 Second Street
  Elyria, Ohio 44035
  (440)323-4621

  Village of LaGrange
  Banking Office
**Village of LaGrange Office
  546 North Center Street
  Village of LaGrange,
  Ohio 44050
  (440)355-6734

  Oberlin Banking Offices
  Kendal at Oberlin Office
  600 Kendal Drive
  Oberlin, Ohio 44074
  (440)774-5400

**Oberlin Office
  40 East College Street
  Oberlin, Ohio 44074
  (440)775-1361

  Olmsted Township
  Banking Offices
**Olmsted Township Office
  27095 Bagley Road
  Olmsted Township, Ohio 44138
  (440)235-4600

  The Renaissance Office
  26376 John Road
  Olmsted Township, Ohio 44138
  (440)427-0041

  Vermilion Banking Office
**Vermilion Office
  4455 East Liberty Avenue
  Vermilion, Ohio 44089
  (440)967-3124

  Westlake Banking Offices
**Crossings of Westlake Office
  30210 Detroit Road
  Westlake, Ohio 44145
  (440)892-9696

  Westlake Village Office
  28550 Westlake Village Drive
  Westlake, Ohio 44145
  (440)808-0229

  Community-Based
  Automated Teller
  Machine Locations
**Captain Larry's Marathon
  1317 State Route 60
  Vermilion, Ohio

**Convenient Food Mart
  5375 West Erie Avenue
  Lorain, Ohio

**Dad's Sunoco
  7580 Leavitt Road
  State Route 58
  Amherst, Ohio

**Gateway Plaza Convenient
  3451 Colorado Avenue
  Lorain, Ohio

**Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

**Lorain County
  Community College
  1005 North Abbe Road
  Elyria, Ohio

**Lowe's Home
  Improvement Warehouse
  620 Midway Boulevard
  Elyria, Ohio

**Midway Mall Food Court
  3343 Midway Mall Blvd.
  Elyria, Ohio

  Other Offices
  Executive Offices
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7123

  Branch Administration
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7253

PAGE>141
  Commercial, Consumer
  and Mortgage Loans
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7220
  (440)244-7272
  (440)244-7216

  Credit Cards
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3308

  Customer Service
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3348

  Human Resources
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3139

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440)989-3260

  Trust and Investment
  Management Services
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7226

  All Other Departments &
  Information Not Listed
  Telebanker (440)245-4562
  Toll Free (800)860-1007
  Lorain (440)244-6000
  Elyria (440)236-5047



 *The Second Street Office will be
  relocated to Ely Square in the
  second quarter of 1999.

END PUBLISHED PAGE 45

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

  Terry D. Goode
  Vice President
  Lorain County Title Company

  Wellsley O. Gray
  Retired

  James F. Kidd
  President and
  Chief Executive Officer
  LNB Bancorp, Inc. and
  Lorain National Bank

  David M. Koethe
  Chairman of the Board
  The Lorain Printing Company

  Benjamin G. Norton
  H.R. Consultant
  Lorain Technology, Inc.

  Jeffrey F. Riddell
  President and
  Chief Executive Officer,
  Consumeracq, Inc. and
  Consumers Builders Supply Co.

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





  END PUBLISHED PAGE 46

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

     James H. Weber
     Senior Vice President
     Marketing Administration

  Branch and Trust Officers

  Branch Administration

     Debra R. Brown
     Vice President

     Teresa E. George
     Assistant Vice President

  Branch Officers

     Main Office & Sixth
     Street Drive-In Office
     Keith H. Kapanke
     Assistant Vice President

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

     Cleveland Street Office
     Timothy J. Gallagher
     Vice President

     Cooper-Foster Park
     Road Office
     Linda Buehner
     Assistant Vice President

     Kansas Avenue Office
     Connie Sklarek
     Assistant Cashier

     Lake Avenue Office
     Christine M. Weber
     Assistant Vice President

     Midway Mall Office
     Kimberly S. Plzak
     Assistant Vice President
     Carol Snyder
     Branch Staff Officer &
     Assistant Branch Manager

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

     Olmsted Township
     Office & The
     Renaissance Office
     Diana L. Schmittgen
     Assistant Vice President

     Pearl Avenue Office
     Patricia A. Wolanczyk
     Assistant Cashier

     Second Street Office
     James E. Schmittgen
     Vice President

     Vermilion Office
     Robert B. White
     Vice President

     Village of
     LaGrange Office
     Carrie Hartman
     Assistant Vice President

     West Park Drive Office
     Rita M. Hoyt
     Assistant Cashier

     The Crossings of
     Westlake Office &
     Westlake Village Office
     Susan M. Neiding
     Vice President

  Trust and Investment Management

     Edward J. Baker
     Vice President

     Gerald S. Falcon
     Vice President

     Brian D. Morgan
     Vice President

     Patrick E. Sheridan
     Vice President

     Neal A. Conger
     Vice President

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

     Jeanne Maschari
     Vice President

  Mortgage Loans

     Edwin F. Klenz
     Vice President

     Joel A. Krueck
     Assistant Vice President
     and CRA Officer

  Loan Services

     Cynthia M. Marks
     Assistant Cashier

     Joan M. Raymond
     Assistant Vice President

     Joyce L. Wasela
     Commercial Loans
     Operations Officer

  Administration and Operations Officers

  Accounting

     Mitchell J. Fallis
     Vice President and
     Chief Accounting Officer

     Mary L. Kapanke
     Fiscal Operations Officer

  Auditing

     Randy E. Lottman
     Assistant Vice President,
     Auditor and
     Compliance Officer

  Cash Management

     Patricia L. Cole
     Assistant Cashier

  Deposit Services

     Donna Jean Phillips
     Assistant Vice President

  E.D.P. Services

     Larry R. Johnson
     Vice President

     Larry A. Hill
     Assistant Vice President

  Human Resources

     Carol A. Mesko
     Assistant Vice President

     Teresa E. Kreger
     Assistant Cashier

  Maintenance

     Robert J. Witkowski
     Maintenance Officer

  Marketing

     Steven F. Cooper
     Vice President

     Debra L. Temerario
     Marketing Operations
     Officer

  Purchasing

     Susan I. Tuttle
     Assistant Vice President

  Sales

     Robert L. Cox
     Sales Coordinator

  Security

     James E. Long
     Assistant Vice President

  Training

     Marianne Kocak
     Assistant Vice President



  END PUBLISHED PAGE 47

Earnings and Dividend Performance

10 Year Earnings History                   1989 through 1998

(10 Year Earnings History graph follows in printed version with years 1989 through 1998 on the y-axis and earnings on the x-axis in $2,500,000.00 increments ranging from $0 to $7,500,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1989 through 1998.

The Corporation's Management team is proud of its record of continuously increasing profits over this ten year period.

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1989 - 1998: $1,795.86

(Cumulative Cash Dividends Declared graph follows in printed version with years 1989 through 1998 on the y-axis and Dividends Declared on the x-axis in $600.00 increments ranging from $0 to $1,800.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)


For shareholder information, the above graph reflects a 10 year chronological record of dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment. Over the 10 year period, our hypothetical shareholder would have benefited from the cumulative cash dividends declared on the stock in the amount of $1,795.86.

Book Value Per Share                       1989 through 1998

(Book Value Per Share graph follows in printed version with years 1989 through 1998 on the y-axis and book values on the x-axis in $4.00 increments ranging from $0.00 to $12.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the book value per share of LNB Bancorp, Inc. from 1989 through 1998. Senior Management has worked diligently to cause the rapid increase in the book value per share over the past five years.

 The data points used to plot the three (3) graphs previously described follows:
             NET INCOME      CUMULATIVE CASH     BOOK VALUE
  YEAR      IN THOUSANDS   DIVIDENDS DECLARED    PER SHARE
  1998      $6,818,000.00      $1,796.00          $11.81
  1997      $6,480,000.00      $1,482.00          $10.84
  1996      $5,852,000.00      $1,223.00          $10.12
  1995      $5,003,000.00      $  997.00          $ 9.36
  1994      $4,432,000.00      $  808.00          $ 8.75
  1993      $4,029,000.00      $  639.00          $ 8.16
  1992      $3,826,000.00      $  486.00          $ 7.65
  1991      $3,512,000.00      $  348.00          $ 7.14
  1990      $3,343,000.00      $  221.00          $ 6.60
  1989      $3,217,000.00      $  106.00          $ 6.14



END PUBLISHED PAGE 48

THREE QUARTER PAGE INSERT FRONT SIDE

Please detach postage-paid card(s) and return through U.S. Mail or to a Lorain National Bank office near you.

Top card reads as follows:
To:
Thomas P. Ryan
Executive Vice President and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway, Lorain, Ohio 44052

Yes, I am interested in obtaining information on LNB Bancorp, Inc.'s Dividend Reinvestment and Cash Stock Purchase Plan.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

Middle card reads as follows:
To:
James F. Kidd
President and Chief Executive Officer
LNB Bancorp, Inc.
457 Broadway, Lorain Ohio 44052

Yes, I am interested in acquiring LNB Bancorp, Inc. stock and would like to be contacted by a stock broker when a stock purchase opportunity arises.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

  Number of Shares Requested__________

Bottom card reads as follows:
1998 Annual Report Survey
Thank you for reading the 1998 LNB Bancorp, Inc. Annual Report. To help us improve our ability to serve you, please complete the following survey. The following grading scale should be used:
Excellent-5; Good-4; Fair-3; Poor-2; and, Very Poor-1.
--------------------------------------------------------------------------
1. Please rate the sections of the Annual Report you found most helpful. When evaluating, consider the overall quality, communication effectiveness and readability of the section.
_____     Corporate Information
_____     Message to Shareholders
_____     Customer testimonials
_____     Financial Statements and Notes
_____     Stock and Dividend Information
_____     Management's Discussion and Analysis
_____     Earnings and Dividend Performance

2. Please rate the Annual Report on the following characteristics:
_____     Appearance/design
_____     Organization/ease of locating information
_____     Ease of Reading
_____     Use of Charts/graphs
_____     Use of Photographs
_____     Showing how LNB Bancorp, Inc. is positioned for the future
_____     Helping you understand LNB Bancorp, Inc.

3. Please give a rating for your overall impression of the Annual
Report._____

4. What information would you like to see in future Annual Reports?
__________________________________________________________________________
__________________________________________________________________________
__________________________________________________________________________

5. Please provide name & address
__________________________________________________________________________
__________________________________________________________________________
__________________________________________________________________________

Thank you for answering these questions.

THREE QUARTER PAGE INSERT BACK SIDE

Three postage paid postcards

Top card reads as follows:

Lorain National Bank
Attn: Thomas P. Ryan
457 Broadway
Lorain, Ohio 44052-9986


Middle card reads as follows:

Lorain National Bank
Attn: James F. Kidd
457 Broadway
Lorain, Ohio 44052-9986

Bottom card reads as follows:

Lorain National Bank
Attn: Mitchell J. Fallis
457 Broadway
Lorain, Ohio 44052-9986

COVER DESCRIPTION

Inside Back Cover

Bottom right

Familiar faces...
  Friendly places



END OF INSIDE BACK COVER

Outside back cover

White background

LNB
Bancorp, Inc.

Blue lettering

Mail: Lorain National Bank.457 Broadway. Lorain, Ohio 44052-1739
E-Mail: emailservices@4LNB.com,Internet: www.4LNB.com
Telephone: (440) 244-6000 . Toll Free: (800) 860-1007
Telefax: (440) 244-4815

END OF PUBLISHED LNB BANCORP, INC. 1998 ANNUAL REPORT

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 1998)

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

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1998)

                        S - K Reference Number (22)




               Notice of Annual Meeting to Shareholders and
                 Proxy Statement (dated March 22, 1999).

                               LNB BANCORP, INC.
                                 LORAIN, OHIO

                   NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS OF
LNB BANCORP, INC.                                          March 22, 1999

  The Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 20, 1999, at 10:00 a.m.,Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully described in the Proxy Statement.

PROPOSALS:
   1. ELECTION OF DIRECTORS - To elect five (5) directors to hold office until their term expires (April 22, 2002) or until their successors are elected and qualified.

   2. OTHER BUSINESS - To transact such other business as may properly come before the meeting.

  Shareholders of record at the close of business on March 8, 1999 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.

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

                     THIS PAGE LEFT INTENTIONALLY BLANK

                                LNB BANCORP, INC.
                                  457 BROADWAY
                               LORAIN, OHIO 44052
                                PROXY STATEMENT
                                 MARCH 22, 1999

  This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc., (hereinafter called the "Corporation") being a One Bank Holding Company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 20, 1999, is 4,122,675. Only those shareholders of record at the close of business on March 8, 1999 shall be entitled to vote. This proxy may be revoked prior to its exercise. The cost of this solicitation is being paid by the Corporation.

VOTING

  Each shareholder shall be entitled to one vote for each share of stock standing in their name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
  Shares held in accounts by the Bank's Trust and Investment Management Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
  Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instruction contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein, and at the discretion of the proxy holders on such other matters as may come before the meeting. The Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.
  The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 1999 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal, the number of votes for, the number of votes against and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

ELECTION OF DIRECTORS

  Article III of the Code of Regulations of the Corporation provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for five (5) members of the present Board of Directors will expire on April 20, 1999, the Management has nominated the hereinafter named five (5) individuals for election to serve until April 22, 2002, or until their successors are elected and qualified.
  The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation, a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.

  Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing Management of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty
(50) days prior to any meeting of shareholders called for the election of directors, provided however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of common stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of common stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee.
  Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following five(5) nominees:
      1) Terry D. Goode
      2) Wellsley O. Gray
      3) James R. Herrick
      4) Benjamin G. Norton
      5) John W. Schaeffer, M.D.

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
NOMINEE.

   The following individuals are directors whose term of office is scheduled to expire on April 18, 2000:

      1) Robert M. Campana
      2) James F. Kidd
      3) Jeffrey F. Riddell
      4) Thomas P. Ryan
      5) Paul T. Stack

    The following individuals are directors whose term of office is scheduled to expire on April 17, 2001:

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

  The Audit Committee met three (3) times during the last fiscal year. It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met twelve (12) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt. The Trust Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Compensation Committee meets to review all officers' salaries. It held one (1) meeting during the last fiscal year. The Bank has no designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.
  The Bank held fifteen (15) Board of Directors meetings during the last fiscal year. Of the directors who served during 1998, Leo Weingarten attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned director was a member.
  The Corporation held fifteen (15) Board of Directors meetings during the last fiscal year. Of the directors who served during 1998, Leo Weingarten attended fewer than 75% of the total of fifteen (15) meetings held.

DIRECTOR'S COMPENSATION

  Each outside director of the Bank is entitled to receive an annual retainer fee of $4,000. Bank officers, who are also directors of the Bank, do not receive an annual retainer fee.
  All of the directors of the Corporation are also directors of the Bank. A director's fee of $500 is paid to outside directors for each meeting attended. Directors, who are also officers of the Corporation, receive a fee of $250, for their attendance at the Corporation's board meetings and receive no director's fees for their attendance at the meetings of the Bank's board.
  Mr. Stanley G. Pijor entered into a Consulting Agreement (The Agreement) with the Bank and the Corporation dated March 15, 1994. The Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's right to receive the benefits referred to above for a period of up to two (2) years.
                                      -5-

                                                     BANK      CORPORATION
                       PRINCIPAL OCCUPATION        DIRECTOR      DIRECTOR
NAME AND AGE           FOR THE PAST FIVE YEARS       SINCE         SINCE

JAMES L. BARDONER*     RETIRED, FORMER PRESIDENT     1974          1983
Age 80                 Dorn Industries, Inc.
(1-2-4-5-6)            (Manufacturing Company)

DANIEL P. BATISTA      ATTORNEY/PARTNER              1976          1983
Age 64                 Cook & Batista Co.,L.P.A.(A)
(2-3-5-6)

ROBERT M. CAMPANA      MANAGING DIRECTOR             1996          1996
Age 39                 P.C.Campana, Inc.
(3)

TERRY D. GOODE         VICE PRESIDENT                1997          1997
Age 44                 Lorain County Title Company
(1)

WELLSLEY O. GRAY       RETIRED                       1973          1983
Age 65
(1-3)

JAMES R. HERRICK       PRESIDENT                     (New Nominee)
Age 47                 Liberty Ford Lincoln Mercury, Inc.

JAMES F. KIDD          PRESIDENT AND                 1989          1989
Age 59                 CHIEF EXECUTIVE OFFICER
(2-3-4)                LNB Bancorp, Inc. and
                       The Lorain National Bank

DAVID M. KOETHE        CHAIRMAN OF THE BOARD         1975          1983
Age 63                 The Lorain Printing Company(B)
(2-3-4-5-6)

BENJAMIN G. NORTON     H.R. CONSULTANT               1983          1983
Age 59                 Lorain Technology, Inc.
(3-7)

STANLEY G. PIJOR       CHAIRMAN OF THE BOARD         1969          1983
Age 68                 LNB Bancorp, Inc. and
(2-3-4-6)              The Lorain National Bank

JEFFREY F. RIDDELL     PRESIDENT AND                  1995          1995
Age 47                 CHIEF EXECUTIVE OFFICER
(1)                    Consumeracq, Inc.
                       Consumers Builders Supply Company

THOMAS P. RYAN         EXECUTIVE VICE PRESIDENT      1989          1989
Age 60                 AND SECRETARY/TREASURER
                       LNB Bancorp, Inc.
                       EXECUTIVE VICE PRESIDENT
                       AND SECRETARY
                       The Lorain National Bank

                                                   BANK       CORPORATION
                       PRINCIPAL OCCUPATION      DIRECTOR       DIRECTOR
NAME AND AGE           FOR THE PAST FIVE YEARS     SINCE          SINCE

JOHN W. SCHAEFFER,M.D. PRESIDENT                   (New Nominee)
Age 53                 North Ohio Heart Center

T.L. SMITH, M.D.*      RETIRED PHYSICIAN           1968            1983
Age 85
(1-2-4-5-6)

EUGENE M. SOFRANKO     PRESIDENT AND               1974            1983
Age 68                 CHIEF EXECUTIVE OFFICER
(1-2-4-5-6)            Lorain Glass Company, Inc.

PAUL T. STACK          RETIRED                     1974            1983
Age 69
(1-2-3-6)

LEO WEINGARTEN         RETIRED                     1964            1983
Age 79
(2-4-5-6)

  (1) Member of Audit Committee       (5) Member of Incentive Stock Option
  (2) Member of Executive Committee       Committee
  (3) Member of Trust Committee       (6) Member of Compensation Committee
  (4) Member of Pension/Fringe Benefit(7) Alternate Member of Executive
      Committee                           and Compensation Committees

  (A) The Bank has retained the law firm of Cook & Batista Co., L.P.A. as legal counsel for the last several years. During the last fiscal year, The Lorain National Bank has paid to Cook & Batista, Co., L.P.A. an amount of $144,632. It is anticipated that this relationship will continue during the current fiscal year.
  (B) During the last fiscal year, The Lorain National Bank has paid to The Lorain Printing Company an amount of $117,487 for printing services and supplies. It is anticipated that such business relationship will continue during the current fiscal year.
  (C) Mr. Pijor entered into a Consulting Agreement with the Bank dated March 15, 1994. The agreement provides that Mr. Pijor receive a consulting fee of $85,000 each year for a period of five (5) years commencing on January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Termination of the Agreement (by either party) would not prejudice Mr. Pijor's rights to receive the benefits referred to above for a period of up to two (2) years. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Agreement, Mr. Pijor shall receive an annual supplemental retirement benefit in the amount of $50,000 for a period on ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.
*In January of 1999, Mr. James L. Bardoner and Dr. T.L. Smith advised the Corporation and Bank that due to personal reasons they did not wish to seek renomination to the Board of Directors. Mr. Bardoner has served as a member of the Board of Directors of the Lorain National Bank since 1974 - a period of 25 years. Dr. T.L. Smith has served as a member of the Board of Directors of Lorain National Bank since 1968 - a period of 30 years. The Management of the Bank, as well as the Board of Directors, wish to take this opportunity to formally acknowledge and thank both of these gentlemen for their faithful and meritorious service which has contributed much to the Corporation and Bank's progress and success over the last 30 years.


                                     -7-

EXECUTIVE COMPENSATION

  LNB Bancorp, Inc. did not pay any separate compensation, other than Corporation director fees, to its executive officers during 1998, 1997, and 1996. All executive compensation was paid by Lorain National Bank. The information which follows discloses the annual and long term compensation for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1998, 1997 and 1996, for all persons who were, during 1998, (I) the chief executive officer and (ii) the other most highly compensated officers of the Bank who made in excess of $100,000 during 1998 (the Named Executive Officers).

SUMMARY COMPENSATION TABLE

  The named executive officers disclosure requirements affect the Chief Executive Officer and those executive officers earning more than $100,000 in salary and bonuses. In 1998, 1997 and 1996, Mr. James F. Kidd, President and Chief Executive Officer, and Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, met the criteria for disclosure. In 1998 and 1997, Mr. Gregory D. Friedman, Senior Vice President, Chief Operating Officer and Chief Financial Officer met the criteria for disclosure.
  The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1998, 1997 and 1996.

                                       Compensation (1)
                       -----------------------------------------------
                                       Annual
Name and               --------------------------------     All
Principal Position        Year      Salary      Bonuses    Other (2)
----------------------------------------------------------------------
James F. Kidd             1998    $207,661    $     0     $16,887
President and             1997    $180,962    $42,000     $22,411
Chief Executive Officer   1996    $151,154    $32,500     $20,600

Thomas P. Ryan            1998    $119,226    $     0     $15,213
Executive Vice President  1997    $109,250    $16,350     $18,752
and Secretary/Treasurer   1996    $104,050    $15,375     $18,755

Gregory D. Friedman       1998    $102,485    $     0     $ 7,000
Senior Vice President     1997    $ 91,021    $13,365     $11,078
Chief Operating Officer and
Chief Financial Officer

(1) The aggregate of Other Annual Compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and therefore is not required to be reported under the
    SEC rules.
(2) All Other Compensation consisted of the following:
     James F. Kidd:                              1998      1997      1996
     Contribution, in Mr. Kidd's behalf to:
      The Bank's Stock Purchase Plan            $5,000   $ 4,800   $ 4,500
      The Bank's Employee Stock Ownership Plan  $5,137   $11,141   $10,925
      Mr. Kidd's Supplemental Life Insurance    $2,250   $ 2,250   $ 2,250
     Corporation director's fees                $4,500   $ 4,250   $ 2,925

     Thomas P. Ryan:                             1998      1997      1996
     Contribution, in Mr. Ryan's behalf to:
      The Bank's Stock Purchase Plan            $3,472   $ 3,768   $ 3,583
      The Bank's Employee Stock Ownership Plan  $3,828   $ 8,746   $ 8,698
      Mr. Ryan's Supplemental Life Insurance    $3,413   $ 2,238   $ 2,079
     Corporation director's fees                $4,500   $ 4,000   $ 2,700
     Anniversary Stock Award                    $    0   $     0   $ 1,695
                                    -8-

     Gregory D. Friedman:                         1998      1997
     Contribution, in Mr. Friedman's behalf to:
      The Bank's Stock Purchase Plan            $2,981   $ 3,132
      The Bank's Employee Stock Ownership Plan $3,290 $ 7,269 Mr. Friedman's Supplemental Life
       Insurance                                $  729   $   677

OPTION GRANTS TABLE (last fiscal year)

  There were no stock options granted by the Corporation or the Bank in 1998.

LONG TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)

  There were no long term incentive plans or plan awards in 1998.

OPTION EXERCISES AND YEAR END VALUE TABLE (last fiscal year)

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUE(1)
                                                               Value of
                                          Number of           Unexercised
                                         Unexercised          In-the-Money
                                            Option              Option
               Shares                      Shares               Shares
              Acquired       Value     at FY-End(#)          at FY-End ($)
                 on        Realized    Exercisable/          Exercisable/
Name        Exercise(#)    ($)(2)    Unexercisable        Unexercisable(2)
--------------------------------------------------------------------------
James F. Kidd         0         $0         2143/0             $17,475/$0
Thomas P. Ryan        0         $0         2143/0             $17,475/$0
Gregory D. Friedman   0         $0         2985/0             $30,834/$0
(1) All amounts reflect the 2% stock dividend in April of 1997.
(2) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or price of "in-the-money" options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee consists of: James L. Bardoner, Daniel P. Batista, David M. Koethe, Stanley G. Pijor, T.L. Smith, Eugene M. Sofranko, Paul T. Stack and Leo Weingarten. Mr. Batista is a shareholder of the law firm of Cook and Batista Co., L.P.A., which performs legal services for the Bank. During 1998, the Bank paid to Cook and Batista Co., L.P.A. legal fees in the amount of $144,632. The amount of Mr. Batista's interest in such fees cannot be practicably determined. Mr. Koethe is the Chairman of The Board of The Lorain Printing Company.
During 1998, the Bank paid to The Lorain Printing Company an amount of $117,487 for printing services and supplies. The amount of Mr. Koethe's interest in such payments cannot be practicably determined. Mr. Stanley G. Pijor entered into a Consulting Agreement with the Bank dated March 5, 1994. The Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years, commencing on January 1, 1996. The Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Agreement. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Supplemental Retirement Agreement, Mr. Pijor shall receive supplemental retirement benefits in the amount of $50,000 per year, for a period of ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

COMPENSATION COMMITTEE REPORT

  The Lorain National Bank's Compensation Committee has the responsibility of evaluating and recommending to the Board of Directors, for its approval, the amount of compensation, including salary, bonus, and other benefits, for all officers of the Bank, including the named Executive Officers and the Chief Executive Officer.
  It is the philosophy and policy of the Compensation Committee to establish a compensation program for Bank officers to attract, motivate and retain a highly qualified management team. The criteria used to determine the recommended compensation of Bank officers includes their level of responsibility, performance, experience, the Committee's judgment as to the past performance and expected further contribution. A comparison to the industry peer group as well as national and regional surveys are also used. In addition, Mr. James F. Kidd, as the Bank's Chief Executive Officer, evaluates the performance of the other officers and presents his evaluations and salary recommendations for all officers, other than himself, to the Compensation Committee. The Committee is also advised by independent compensation consultants, concerning compensation of Bank officers. Based upon the foregoing, the Compensation Committee prepares a report on recommended base salaries for all officers. In addition, in some cases, the Compensation Committee recommends bonuses for certain officers of the Bank, based upon the attainment of preestablished performance goals. The recommendations of the Compensation Committee regarding base salaries and bonuses for all officers are subject to approval by the Board of Directors.
  As to the Chief Executive Officer, Mr. James F. Kidd's compensation, including salary, bonus, and other benefits is also based upon a recommendation of the Compensation Committee, which is then approved by the Board of Directors. The factors and criteria considered by the Compensation Committee included the pay level for CEOs of comparable banks, the financial performance of the Bank, and the individual performance and leadership of Mr. Kidd. Based upon the foregoing, and based upon the attainment of preestablished performance goals established by the Compensation Committee, the Compensation Committee recommended a base salary and bonus for Mr. Kidd for 1998, in the amounts set forth in the Summary Compensation Table, which amounts were approved by the Board of Directors.
      The members of the Compensation Committee are:
           James L. Bardoner                    T.L. Smith, M.D.
           Daniel P. Batista                    Eugene M. Sofranko
           David M. Koethe                      Paul T. Stack
           Stanley G. Pijor                     Leo Weingarten

EMPLOYMENT AGREEMENTS

  As of September 1, 1995, Mr. James F. Kidd entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Employment Agreement provides for Mr. Kidd's employment until he reaches the age of 65 as President. Mr. Kidd shall be compensated at the initial rate of One Hundred and Twenty Four Thousand Dollars ($124,000) with an annual compensation review each year thereafter. Mr. Kidd will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Employment Agreement is terminated earlier, other than for just cause, or by Mr. Kidd, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

  As of September 1, 1995, Mr. Thomas P. Ryan entered into an Employment Agreement with LNB Bancorp, Inc. and The Lorain National Bank. The Employment Agreement provides for Mr. Ryan's employment until he reaches the age of 65 as Executive Vice President. Mr. Ryan shall be compensated at the initial rate of Ninety Seven Thousand Five Hundred Dollars ($97,500) with an annual compensation review each year thereafter. Mr. Ryan will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. If the Employment Agreement is terminated earlier, other than for just cause, or by Mr. Ryan, then he will be entitled to the salary and benefits described above for a period of up to two (2) years.

PENSION PLAN

  The Bank sponsors The Lorain National Bank Retirement Pension Plan (the
Plan) covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one year of service, as defined in the Plan. For the Plan year ended December 31, 1998, the Bank was not required to make any contributions to the Plan.
  Participants are eligible for normal retirement upon reaching age sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefits reduced if they have less than fifteen (15) years of continuous employment upon retirement. Participants who join the Plan after January 1, 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five (5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits in the form of a lump sum distribution, or monthly annuity.
  Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the social security taxable wage base.
  The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $450,000 to $473,000 as of December 31, 1998.
  Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

                                       Employee's Annual Estimated Pension
                   Final Average            Payments Assuming Minimum of
               Annual Compensation               25 Years of Service
                   $250,000*                             $80,942
                    200,000*                              80,942
                    160,000                               80,942
                    100,000                               48,692

  *The current annual compensation limit with respect to determining an employee's annual pension payment is currently limited by the Internal Revenue Code to $160,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $80,942. Therefore, an employee's annual estimated pension payment for final average compensation levels of $160,000 and above remains at the $80,942 level. Pension benefits accrued prior to 1995 are grandfathered, if their calculated benefit is greater than $80,942. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. James F. Kidd, Thomas P. Ryan and Gregory D. Friedman have thirty-four (34), thirty-seven (37) and thirteen (13) credited years of service respectively, under the provisions of the Plan.
  Benefit payments under the provisions of the Plan are computed using formulas, the factors of which include annual compensation, years of service, social security taxable wage base, and, in the case of a lump sum distribution, current interest rates are also taken into consideration.
  On July 30, 1996, the Bank entered into Supplemental Retirement Agreements (SRA) with Mr. James F. Kidd, Mr. Thomas P. Ryan and Mr. Gregory D. Friedman. The purpose of the SRA is to provide supplemental retirement benefits to Messrs. Kidd, Ryan and Friedman in addition to the benefits provided by the Bank's qualified retirement plan, to assist the Bank in retaining their services through their normal retirement dates.
  The SRA provides for payments, monthly or annually, at Messrs. Kidd, Ryan and Friedman's election, in the event of: (a) normal retirement; **
(b)reduced supplemental retirement benefits in the event of early retirement; (c)disability prior to retirement; (d) death; or (e) discharge "without cause."
  Under the terms of their SRA, Messrs. Kidd, Ryan and Friedman will receive supplemental retirement benefits for a period of ten (10) years. The full benefit amount is equal to seventy percent (70%) of the compensation paid in the final year of employment, minus the Bank's pension benefit and Social Security benefits. Messrs. Kidd, Ryan and Friedman are entitled to the full benefit amount if they retire on their normal retirement date;** 75% of the full benefit amount if they retire at age 64; 50% of the full benefit amount if they retire at age 63; 25% of the full benefit amount if they retire at age 62; and no SRA benefit if they retire prior to age 62.
  In the event of disability prior to retirement, the disabled individual would receive their full SRA benefit amount beginning at age 65. In the event of death prior to retirement, after meeting the eligibility and employment requirements, the applicable benefit (based upon the decedent's age) is payable to his designated beneficiary. In the event of discharge "without cause", the discharged individual would receive their full SRA benefit amount, as if he retired at age 65, commencing at the recipient's discretion.
  The SRA is a non-qualified defined benefit agreement. As of December 31, 1998, the monthly benefits that would be paid at normal retirement age, would be $11,453, $2,288 and $7,397 for Messrs. Kidd, Ryan and Friedman respectively.
   **Mr. Kidd's normal retirement date is November 1, 2004
   **Mr. Ryan's normal retirement date is April 1, 2003
   **Mr. Friedman's normal retirement date is August 1, 2015

PERFORMANCE GRAPH

  The graph which follows compares the five (5) year cumulative total return from investing $100 on December 31, 1993 in each of LNB Bancorp, Inc. common stock, the Standard & Poor's 500 Index (S&P 500 Index) of companies and the National Association of Securities Dealers Association Quotation System Bank Index (NASDAQ Bank Index) of companies, with dividends assumed to be reinvested when received.

                Comparison of Five Year Cumulative Total Return*
        AMONG LNB BANCORP, INC, THE S&P 500 INDEX AND NASDAQ BANK INDEX

   (PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1993 THROUGH
     1998 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $100 INCREMENTS RANGING FROM $0 TO $400. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

   * $100 INVESTED ON 12/31/93 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.

                                                 DECEMBER 31,
--------------------------------------------------------------------------
                                   1993   1994   1995   1996   1997  1998
--------------------------------------------------------------------------
   LNB Bancorp, Inc.               $100   $121   $143   $155   $155  $160
--------------------------------------------------------------------------
   S&P 500 Index                   $100   $101   $139   $171   $229  $294
--------------------------------------------------------------------------
   NASDAQ Bank Index               $100   $100   $148   $196   $328  $325
--------------------------------------------------------------------------

BENEFICIAL OWNERSHIP OF SHARES

  The following table reflects as of December 31, 1998, any person known to the Corporation to be the beneficial owner of more than five percent (5%) of any class of the Corporation's voting securities, consisting of common stock only, as well as the total number of shares of common stock beneficially owned by each director, nominee, and the director and executive officers of the Corporation as a group.

Five Percent Beneficial Ownership
                                    Amount and Nature   Percent
Name and Address of                   of Beneficial       of
Beneficial Owner                        Ownership        Class

Standen and Co. as nominee for
The Lorain National Bank               669,494(1)       16.20%
457 Broadway
Lorain, Ohio 44052

(1) The Bank, a wholly owned subsidiary of LNB Bancorp, Inc. (a U. S. Corporation) disclaims beneficial ownership of all shares. The shares were held by the Bank in various accounts administered by it, as fiduciary, for the benefit of beneficiaries, donors, or principals of such accounts. The Bank, as fiduciary, had (a) sole power to vote 80,192 shares; (b) sole investment power to purchase/sell, but no power to vote on 260,113 shares; (c)shared investment power with sole power to vote with respect to 50,398 shares; and (d) no investment power and no power to vote on 260,113 shares. Shares of the Corporation held by the Bank in various fiduciary capacities will be voted only in accordance with directions, approvals or instructions where called by the governing instruments or by law, and in the absence of special factors affecting any individual account, will be voted in accordance with management's recommendations where the Bank as fiduciary has authority to determine the manner of voting.

BENEFICIAL OWNERSHIP OF MANAGEMENT   (As of December 31, 1998)
                      Sole          Shared      Total Amount
                Investment and  Investment and  of Beneficial   Percent
 Name            Voting Power    Voting Power     Ownership    of Class

James L. Bardoner*   8,492            621          9,113          .22%
Daniel P. Batista   23,318         43,863         67,181         1.63%
Robert M. Campana    4,464          6,115         10,579          .26%
Terry D. Goode      17,302          2,961         20,263          .49%
Wellsley O. Gray     5,816          3,293          9,109          .22%
James F. Kidd       36,648         13,674         50,322         1.22%
David M. Koethe     53,500            186         53,686         1.30%
Benjamin G. Norton  45,115         46,370         91,485         2.22%
Stanley G. Pijor    56,318         32,982         89,300         2.16%
Jeffrey F. Riddell  30,076         27,657         57,733         1.40%
Thomas P. Ryan      17,757         16,856         34,613          .84%
T. L. Smith, M.D.*  11,136          9,875         21,011          .51%
Eugene M. Sofranko   7,103         22,497         29,600          .71%
Paul T. Stack        9,028          1,275         10,303          .25%
Leo Weingarten     102,242          4,277        106,519         2.58%
Executive Officers who are
  not Directors     74,629         11,826         86,455         2.10%
                   -------       --------        -------        ------

All Directors and Executive
  Officers as a
  Group            502,944        244,328        747,272        18.11%
                   =======       ========        =======        ======

*See note on page 7.

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

  Some of the directors of the Corporation and the companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1998. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PRINCIPAL ACCOUNTANTS

  The independent accounting firm of KPMG LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions.

SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING

  Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 2000 Annual Meeting, they must be received by the Corporation no later than December 1, 1999. Such proposals should be directed to LNB Bancorp, Inc., Attention: Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC).
  The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1998.

ANNUAL REPORT

  A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1998 will be presented at the annual meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052-1739.

                                        By Order of the Board of Directors


                                                    /s/     Thomas P. Ryan

                                                            Thomas P. Ryan
                                                  Executive Vice President
                                                   and Secretary/Treasurer

  [X] PLEASE MARK VOTES           REVOCABLE PROXY
      AS IN THIS EXAMPLE          LNB BANCORP, INC.

PROXY SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 20, 1999

The undersigned hereby appoints James L. Bardoner, Thomas L. Smith, M.D. and David M. Koethe, and each of them, with the power of substitution, proxies and agents of the undersigned to vote at the Annual Meeting of Shareholders of LNB Bancorp, Inc. (the "Bank"), to be held at The Lorain National Bank, 521 Broadway, Lorain, Ohio 44052 on April 20, 1999, at 10:00 a.m., and at any adjournment thereof, all shares of common stock of the Corporation which the undersigned would be entitled to vote if personally present for the following matters.

The Board of Directors recommends a vote FOR each of the following:

1. ELECTION OF DIRECTORS for a three-year term expiring in 2002 (except as marked to the contrary below):
    For [ ] Withhold [ ] For All Except [ ]

    Terry D. Goode, Wellsley O. Gray, James R. Herrick, Benjamin G. Norton and John W. Schaeffer, M.D.

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

                           LNB BANCORP, INC.

                           PLEASE ACT PROMPTLY
                 SIGN, DATE & MAIL YOUR PROXY CARD TODAY

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1998)

                        S - K Reference Number (23)




                     Consent of Independent Accountants.

                                           EXHIBIT 23


Consent of Independent Accountants

The Board of Directors
LNB Bancorp, Inc.

We consent to incorporation by reference in the registration statements No.33-64034 on Form S-8 and No. 333-43441 on Form S-3 of LNB Bancorp, Inc. of our report dated January 26, 1999, relating to the consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of LNB Bancorp, Inc.



/s/ KPMG LLP


Cleveland, Ohio
March 26, 1999

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1998)

                        S - K Reference Number (27)





                         Financial Data Schedule