Form 10-Q
period 1999-03-31
LNB BANCORP INC
filed 1999-05-14
CIK 737210

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549





    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1999

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

    Outstanding at April 27, 1999: 4,122,675 shares
    Class of Common Stock:  $1.00 par value

                               LNB Bancorp, Inc.
                        Quarterly Report on From 10-Q
                         Quarter Ended March 31, 1999

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                              Page
                                                             Number(s)

       Condensed Consolidated Balance Sheets                      3

       Condensed Consolidated Statements of Income                5

       Condensed Consolidated Statements
         of Cash Flows                                            7

       Notes to the Condensed Consolidated Financial
         Statements                                               9

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          13

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                   19


Part II - Other Information

     Item 1 - Legal Proceedings                                   20

     Item 2 - Changes in Securities                               20

     Item 3 - Defaults upon Senior Securities                     20

     Item 4 - Submission of matters to a Vote of
              Security Holders                                    20

     Item 5 - Other Information                                   21

     Item 6 - Exhibits and Reports on Form 8-K                    21

     Signatures                                                   21

     Exhibit Index                                                22

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            1999            1998
                                             -------------  --------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 21,721,000    $ 26,177,000
Federal funds sold and other interest-
  bearing instruments                           2,793,000       6,624,000
Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost                           2,222,000       2,189,000
Securities:
  Available for sale, at fair value            76,519,000      78,128,000
  Held to maturity, at cost (fair value
   $42,700,000 and $40,253,000, respectively)  43,523,000      38,202,000
                                            --------------  --------------
Total securities                              122,264,000     118,519,000
                                            --------------  --------------
Loans:
  Portfolio loans                             384,014,000     359,475,000
  Loans available for sale                     11,223,000      10,391,000
                                            --------------  --------------
Total loans                                   395,237,000     369,866,000
Reserve for possible loan losses               (3,483,000)     (3,483,000)
                                            --------------  --------------
Net loans                                     391,754,000     366,383,000
                                            --------------  --------------
Bank premises and equipment, net               10,150,000      10,989,000
Intangible assets                               4,627,000       4,666,000
Accrued interest receivable                     3,357,000       3,685,000
Other assets                                    3,314,000       3,303,000
Other real estate owned                           633,000       1,400,000
                                            --------------  --------------
TOTAL ASSETS                                 $560,613,000    $541,746,000
                                            ==============  ==============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 80,234,000    $ 85,558,000
Interest-bearing deposits                     372,612,000     358,290,000
                                           --------------  --------------
Total deposits                                452,846,000     443,848,000
                                           --------------  --------------
Securities sold under repurchase agreements
  and other short-term borrowings              29,567,000      22,960,000
Federal Home Loan Bank advances                24,345,000      22,045,000
Accrued interest payable                        1,540,000       1,487,000
Accrued taxes, expenses, and
  other liabilities                             3,106,000       2,730,000
                                           --------------  --------------
Total liabilities                             511,404,000     493,070,000
                                           --------------  --------------

Shareholders' equity:
  Common stock $1.00 par: Shares authorized 5,000,000
   Shares issued 4,222,675 and 4,222,575, respectively and
   Shares outstanding 4,122,675 and 4,122,575,
    respectively                                4,223,000       4,223,000
Additional capital                             22,603,000      22,602,000
Retained earnings                              25,136,000      24,210,000
Accumulated other comprehensive income            147,000         541,000
Treasury stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                           --------------  --------------
Total shareholders' equity                     49,209,000      48,676,000
                                           --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       $560,613,000    $541,746,000
                                           ==============  ==============



See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       MARCH 31,
OF INCOME (UNAUDITED)                        ----------------------------
                                                  1999            1998
INTEREST INCOME:                             ----------------------------
Interest and fees on loans:
 Taxable                                       $ 7,972,000    $ 7,229,000
 Tax-exempt                                          8,000         11,000
Interest and dividends on securities:
 Taxable                                         1,711,000      1,720,000
 Tax-exempt                                         54,000         51,000
Interest on Federal funds sold and other
 interest-bearing instruments                       33,000         60,000
                                             -------------   ------------
TOTAL INTEREST INCOME                            9,778,000      9,071,000
                                             -------------   -------------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              611,000        557,000
Interest on other deposits                       2,437,000      2,582,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                             237,000        264,000
Interest on Federal Home Loan Bank advances        290,000         32,000
                                             -------------   ------------
TOTAL INTEREST EXPENSE                           3,575,000      3,435,000
                                             -------------   ------------
NET INTEREST INCOME                              6,203,000      5,636,000
Provision for possible loan losses                 200,000        187,000
NET INTEREST INCOME AFTER PROVISION          -------------   ------------
FOR POSSIBLE LOAN LOSSES                         6,003,000      5,449,000
                                             -------------   ------------
OTHER INCOME:
Trust division income                              470,000        437,000
Service charges on deposit accounts                677,000        639,000
Other charges, fees and exchanges                  592,000        537,000
Other operating income                              11,000          9,000
                                             -------------   ------------
TOTAL OTHER INCOME                               1,750,000      1,622,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                   2,395,000      2,100,000
Net occupancy expense                              392,000        352,000
Furniture and equipment expenses                   608,000        578,000
Supplies and postage                               256,000        255,000
FDIC deposit insurance premium                      13,000         13,000
Ohio franchise tax                                 151,000        135,000
Other operating expenses                         1,193,000      1,094,000
                                             -------------   ------------
TOTAL OTHER EXPENSES                             5,008,000      4,527,000
                                             -------------   ------------
INCOME BEFORE FEDERAL INCOME TAXES               2,745,000      2,544,000
FEDERAL INCOME TAXES                               912,000        866,000
                                             -------------   ------------
NET INCOME                                     $ 1,833,000    $ 1,678,000
                                             =============   ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $  .44         $  .41
                                                   =======        =======
 DILUTED EARNINGS PER SHARE                         $  .44         $  .41
                                                   =======        =======
 DIVIDENDS DECLARED PER SHARE                       $  .22         $  .20
                                                   =======        =======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       MARCH 31,
OF CASH FLOWS (UNAUDITED)                     ----------------------------
                                                  1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:         ----------------------------
 Interest received                             $10,361,000    $ 8,972,000
 Other income received                           1,842,000      1,565,000
 Interest paid                                  (3,522,000)    (3,373,000)
 Cash paid for salaries and
  employee benefits                             (1,842,000)    (2,037,000)
 Net occupancy expense of premises paid           (290,000)      (259,000)
 Furniture and equipment expenses paid            (206,000)      (192,000)
 Cash paid for supplies and postage               (256,000)      (255,000)
 Cash paid for other operating expenses           (463,000)      (795,000)
 Federal income taxes paid                             -0-        (25,000)
                                              -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                      5,624,000      3,601,000
                                              -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                             5,000,000      4,175,000
 Proceeds from maturities of securities
  held to maturity                                   9,000      8,191,000
 Proceeds from sales of securities
  available for sale                                   -0-            -0-
 Purchases of securities held to maturity       (5,226,000)           -0-
 Purchase of securities available
  for sale                                      (4,000,000)   (15,497,000)
 Net decrease in credit card loans                 374,000        353,000
 Net (increase) decrease in
  long-term loans                              (26,486,000)       904,000
 Purchases of bank premises and equipment          (98,000)      (239,000)
 Proceeds from sales of bank premises,
  and equipment                                        -0-         (2,000)
 Proceeds from liquidation of OREO                 767,000            -0-
                                              -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES          (29,660,000)    (2,115,000)
                                              -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in demand and other
  on interest-bearing deposits                  (6,450,000)    (2,219,000)
 Net increase (decrease) in savings and
  passbook deposits                             (3,352,000)       601,000
 Net increase in time deposit                   17,674,000      3,535,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                          6,607,000     (3,848,000)
 Proceeds from Federal Home Loan
  Bank advances                                  2,300,000            -0-
 Purchase of Treasury Stock                            -0-        (57,000)
 Proceeds from exercise of stock options             1,000          1,000
 Dividends paid                                 (1,031,000)      (907,000)
                                              -------------  -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                     15,749,000     (2,894,000)
                                              -------------  -------------
NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (8,287,000)    (1,408,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                        32,801,000     24,407,000
                                              -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                       $24,514,000    $22,999,000
                                              =============  =============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                      $1,833,000     $1,678,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                   504,000        479,000
   Amortization of deferred loan fees
    and costs, net                                 619,000         76,000
   Provision for possible loan losses              200,000        187,000
   Amortization of intangible assets               106,000        112,000
   (Increase) decrease in accrued interest
    receivable                                     328,000       (160,000)
   Decrease in other assets                        263,000        277,000
   Increase in accrued interest payable             53,000         62,000
   Increase in accrued taxes,
    expenses and other liabilities               1,626,000        861,000
   Others, net                                      92,000          9,000
                                             --------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $5,624,000     $3,601,000
                                             ============== ==============

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at March 31, 1999, compared to December 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1999 compared to the same period in 1998. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 1999, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 1999 and 1998 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operation for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated balance sheet at December 31, 1998 has been taken from the audited Financial Statements and condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1998 Annual Report to Shareholders.

The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to 1999 presentation.

2.  EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                  For the Quarter ended March 31, 1999
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                      $1,833,000

    Basic EPS
    Income available to
     common stockholders            $1,833,000        4,122,638      $ .44
                                                                     =====
    Effect of Dilutive Securities
    Incentive Stock Options                -0-            9,298
                                    ----------        ---------
    Dilutive EPS
    Income available to common
     stockholders + assumed
     conversions                    $1,833,000        4,131,936      $ .44
                                    ==========        =========      =====

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
                                    ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The Corporation's comprehensive income for the quarters ended March 31, 1999 and 1998 are as follows:

                                  For the quarters ended March 31,
                                      1999                1998
                                  --------------------------------
    Net income                     $1,833,000          $1,678,000
    Other comprehensive income:
     Unrealized (loss) on securities
     available for sale, net of tax
     (credit)of $(203,000)
     and $-0-                        (394,000)             (1,000)
                                   -----------         -----------
    Comprehensive Income           $1,439,000          $1,677,000
                                   ===========         ===========

4. DIVIDEND REINVESTMENT AND CASH STOCK PURCHASE PLAN

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first quarter of 1999. In the first quarter of 1999, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Corporation increased $18,867,000 during the first quarter, to $560,613,000. Federal funds sold and other interest-bearing investments decreased by $3,831,000 during the first quarter of 1999.

The total securities portfolio increased $3,745,000 ending the first quarter at $122,264,000. At March 31, 1999 unrealized gains (losses)in the held to maturity securities portfolio were approximately $140,000 and $(963,000), respectively. The decrease in the market value of the security portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

Net loans increased $25,371,000 during the first quarter to $391,754,000 at March 31, 1999. This increase was a result of strong loan demand in our market. Personal and Commercial loan growth was particularly robust, showing first quarter increases of $11,280,000 and $11,441,000, respectively. Mortgage loans increased by $2,650,000 during the first quarter of 1999.

The reserve for possible loan losses ended the quarter at $3,483,000 supported by a provision for loan losses of $200,000, recoveries of $70,000 and loan charge-offs of $270,000. The reserve for possible loan losses as a percentage of ending loans was .88% at March 31, 1999 and .94% at December 31, 1998. Corporate management believes that the reserve for possible loan losses as a percentage of ending loans at March 31, 1999 remains at an appropriate level because the ratio of the reserve for possible loan losses to nonperforming assets improved to 235.2% as of March 31, 1999. Also, Corporate management believes that the current level of the reserve for possible loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The level of nonperforming assets decreased $1,006,000 during the first quarter of 1999. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $168,000 which have been paid off or brought current, loans charged-off in the amount of $76,000 and liquidations of nonaccrual loans of $242,000 and increases in nonaccrual principal balances of $247,000. The decrease in nonaccrual loans in the first quarter of 1999 was due primarily to four commercial loan customers and six personal loan customers. The decrease in Other Real Estate Owned in the amount of $767,000 resulted from liquidation of assets. The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

        Amounts in thousands       03/31/99  12/31/98  09/31/98  06/30/98
                                   --------  --------  --------  --------
        Nonperforming Assets:
          Nonaccrual                 $  848    $1,087    $2,707    $1,344
          Restructured                    0         0         0         0
          Other Real Estate Owned       633     1,400         0         0
                                     ------    ------    ------    ------
        Total Nonperforming Assets   $1,481    $2,487    $2,707    $1,344
                                     ======    ======    ======    ======
        Reserve for possible
          loan losses to
          nonperforming assets        235.2%    140.1%    172.7%    336.6%
                                     ======    ======    ======    ======
        Accruing loans past due
          90 days                    $  479    $  213    $  295    $  421
                                     ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrower's financial condition. At March 31, 1999, potential problem loans totaled $2,922,000, a decrease of $19,000 from the December 31, 1998 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 1999 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $87,614,000 and $76,927,000 at March 31, 1999 and 1998,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from home equity loan sale programs during 1998 plus increase in loan demand during the first quarter of 1999. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 1999 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $8,998,000 during the first quarter to $452,846,000. Noninterest-bearing deposits decreased to $80,234,000, at March 31, 1999 for a decrease of $5,324,000, while interest-bearing deposits increased to $372,612,000 for an increase of $14,322,000. Federal funds purchased and securities sold under agreements to repurchase increased $6,607,000 during the first quarter of 1999. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of March 31, 1999 short-term security investments with maturities of one year or less totaled $20,692,000 which represented 16.9% of total securities. Adding cash and due from banks of $21,721,000 and Federal Funds sold and other interest-bearing instruments of $2,793,000, total liquid assets represented 8.1% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks and the Federal Home Loan Bank in the amount of $37,800,000.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position.
Total shareholders' equity increased to $49,209,000, at March 31, 1999. The increase resulted primarily from $1,833,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $907,000. The slight increase in interest rates experienced in the first quarter of 1999 has caused a decrease in the overall market value of available for sale securities which resulted in a reduction of shareholders' equity by $394,000 for the quarter ended March 31, 1999. As of March 31, 1999, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 1999 and 1998 follow together with those ratios required for the Corporation to be considered adequately capitalized.

                                                           MARCH 31,
                                                    ---------------------
                                                      1999          1998
                                                     ------       -------
                Tier I capital ratio                 11.85%        13.60%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  12.79%        14.83%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        8.15%         8.32%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans increased $740,000 when compared to the first quarter of 1998. This was the result of the impact of increases in the loan portfolio of $66,402,000 offset by decreases in rates. Interest and dividends on securities was $1,765,000 for the first quarter of 1999 for a decrease of $6,000 over the same period in 1998. The first quarter decrease in interest and dividends on securities results from a net increase in the securities portfolio of $3,745,000. Interest and dividends on securities represented 18.1% of total interest income at March 31, 1999 compared to 18.9% at March 31, 1998. Interest on Federal funds sold and other interest-bearing instruments was $33,000 at March 31, 1999 compared to $60,000 at March 31, 1998. The decrease resulted from lower average balances invested in this form of financial instrument along with lower interest rates.

Total interest expense increased by $140,000 when compared to the first quarter of 1998. The interest expense increase was fueled by an increase in interest expense from Federal Home Loan Bank advances in the amount of $258,000, offset by decreases in deposit account interest of $91,000 and interest on securities sold under repurchase agreements of $27,000. Also, total interest expense for the first quarter of 1999 was impacted by decreases in interest rates paid on savings and certificate of deposit accounts when compared to the first quarter of 1998.

Total other income increased by $128,000 when compared to the first quarter of 1998. This increase resulted from increases in trust income of $33,000, increases in service charges of $38,000 and increases in other service charges, exchanges and fees of $57,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 1999 was $5,008,000, 10.6% more than the first quarter of 1998. This increase was due primarily to increases in salary expenses, increases in equipment and vehicle expenses plus the operating expenses of one additional branch office which was placed in service in June of 1998.

The effective tax rate was 33.2% and 34.0% during the first quarter of 1999 and 1998, respectively. Net income was $1,833,000 and $1,678,000 for the quarters ended March 31, 1999 and 1998, respectively. Net income per basic and diluted share was $.44 and $.41 for the quarters ended March 31, 1999 and 1998, respectively.

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

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1998 through 1999 will not exceed $250,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next two years to have a material effect on the financial position, liquidity or results of operations.

To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. During 1998, the Corporation developed strategies and plans to test and validate that these systems are year 2000 compliant. The Corporation has completed successful upgrades, testing and validation of internal mission critical systems and they are Y2K compliant. The Corporation's customer awareness program includes providing: seminars to the business and non-profit entities, Year 2000 information on statements and maintaining a telephone number for customer inquiries. The Corporation provides quarterly updates to the Board of Directors regarding the status of the year 2000 issue. The project completion date for the year 2000 issue is slated for June, 1999.

Financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the "Year 2000" issue. Cost of funds may become greater, if customers react to publicity about this issue by withdrawing deposits. Accordingly, the Corporation has formed an internal task force to assess potential problems relating to credit, liquidity, and third party risk, and where appropriate, develop contingency plans. This task force is conducting a survey of significant credit and deposit relationships to determine their "Year 2000" readiness and to evaluate the potential of credit and liquidity risk to the Corporation. Also, the "Year 2000" issue creates risk for the Corporation from unforseen problems in its own computer systems and from third parties' with whom the Corporation deals on financial transactions. Such failures of the Corporation, and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

Based upon testing of mission critical hardware and software, the Corporation does not anticipate that it will have to rely on a contingency plan relating to these areas. However, the Corporation is in the process of developing a contingency plan that would cover the failure of mission critical hardware and software. The contingency plan is also being developed to cover Y2K failure(s) that might result from a failure(s) outside of the control of the Corporation; such as a utility company failure. The Corporation's contingency plan for Y2K failure of its core processing systems will be to handle and process customer transactions manually until the system failure is corrected. In the most reasonably likely worst case scenario where any of the corporation's mission critical systems, either internal or external, would fail, the Corporation will be operating in a manual mode. In preparation for the unlikely event of the most reasonably likely worst case scenario, the Corporation is in the process of planning and training all of its' employees and will have all customer records backed up to ensure the accuracy of our customer records.

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

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 1998, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 1999 Annual Meeting of Shareholders was held on April 20, 1999.

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

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6,

          (1)Election of directors to serve as Class II Directors
             until April 22, 2002 Annual Meeting of Shareholders as
             follows:
                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES

             Terry D. Goode       3,512,406    -0-      8,377     601,892

             Wellsley O. Gray     3,513,195    -0-      7,588     601,892

             James R. Herrick     3,495,831    -0-     24,952     601,892

             Benjamin G. Norton   3,512,960    -0-      7,823     601,892

             John W. Schaeffer,MD 3,511,370    -0-      9,413     601,892

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 9, 1999, the record date of the Annual Meeting, was 4,122,675.

ITEM 5  - Other Information

       (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 22, 1999) was previously filed as
            Exhibit 22 to the Bancorp's 1998 Annual Report on Form 10-K.

  ITEM 6  - Exhibits and Reports on Form 8-K

       (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculations.

       (b) Exhibit (13) - First Quarter Report to Shareholders of LNB Bancorp, Inc. - March 31, 1999 - EDGAR Version.

       (c)  Exhibit (27) - Financial Data Schedule

       (d)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended March 31, 1999.

            Also, see the Exhibit Index which is found on the next page of this Form.




                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LNB BANCORP, INC.
                                                  (registrant)




                                             /s/ Gregory D. Friedman
      Date: May 13, 1999                     --------------------------
                                              Gregory D. Friedman,
                                              Senior Vice President,
                                              Chief Operating Officer and
                                              Chief Financial Officer




                                              /s/ Mitchell J. Fallis
      Date: May 13, 1999                     --------------------------
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

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc.
                 - March 31, 1999 - EDGAR Version

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 1999)

                          S - K Reference Number (13)




                   First Quarter Report to Shareholders of
                     LNB Bancorp, Inc. -  March 31, 1999
                                EDGAR Version

DESCRIPTION:
Three sided pamphlet:

Outside cover: green with white stripe

First Quarter Report

LNB Bancorp, Inc. Logo on right hand side

LNB Bancorp, Inc.
March 31, 1999


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending March 31, 1999 and March 31, 1998, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Three Months ended March 31, 1999 and March 31, 1998, respectively,
LNB Welcomes ConSun Foods and LNB Bancorp, Inc. Introduces New Market Maker and the list of Banking Offices & ATMs.

Outside cover description:
Green and white background, black and white lettering.

Front Cover:

First Quarter Report

LNB Bancorp, Inc. Logo

LNB BANCORP, INC.
March 31, 1999

Inside of front cover:

Message to Shareholders

  It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its wholly owned subsidiary, The Lorain National Bank, after the first quarter of 1999.
  We are pleased to announce that earnings have increased 9% for the first quarter of the year, compared to the same period one year ago. Earnings for the first quarter of 1999 reached $1,833,000, up from $1,678,000 during the first quarter of 1998.
  Basic earnings per share for the first quarter of 1999, reached $.44 compared to $.41 for the first quarter of 1998. Earnings for the first quarter ended March 31, 1999 were higher than a year ago because of higher net interest income and other noninterest income, offset in part by higher operating expenses. Increases in net interest income were fueled by robust loan growth.
  Total assets rose 14% to $560.6 million, as of March 31, 1999 up $70.7 million from March 31, 1998. Net loans grew by $66.4 million from one year ago to $391.8 million at March 31, 1999, for a 20% increase.
Consumer loan growth was strong accounting for 67% of total loan growth while commercial and mortgage loans accounted for 20% and 13% of total loan growth during the twelve months ended March 31, 1999. Total deposits climbed over 9% to $452.9 million, up $40.3 million from one year ago. Increases in demand, savings and certificates of deposit accounted for the deposit increase. Lorain National Bank operates 21 retail branches and 26 ATMs in nine local communities.
  Cash dividends declared per share for the first quarter of 1999 increased by 10% compared to the first quarter of 1998. The first quarter cash dividends per share increased by $.02 to $.22 per share, up from $.20 per share in 1998. Total shareholders' equity increased by $3.4 million to $49.2 million during the twelve months ended March 31, 1999.
  The relocation of our Second Street Branch Office to Ely Square is on schedule for opening during the second quarter of this year. Lorain National Bank is reconfiguring the Ely Square office floor space to accommodate the delivery of Commercial Lending, Trust & Investment Management and retail banking services. We look forward to being open six days a week in the heart of Elyria to deliver superior service to our new and existing customers.
  We thank you for your continued support and look forward to addressing you after the completion of our second quarter of operations.

  /s/ James. F. Kidd                  /s/ Stanley G. Pijor
 ------------------------            -------------------------
  James F. Kidd                       Stanley G. Pijor
  President and                       Chairman of the Board
  Chief Executive Officer

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with shareholder's equity on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                    Total Shareholders'   Basic Earnings
               Total Assets                Equity           Per Share
   Year     millions of dollars     millions of dollars      dollars*

   1999           $560.6                    $49.2             $0.44
   1998           $489.9                    $45.8             $0.41
   1997           $445.5                    $45.0             $0.36
   1996           $420.5                    $41.5             $0.31
   1995           $408.1                    $38.3             $0.26

*Adjusted for stock dividends and splits

Consolidated Balance Sheets
                                                    March 31
                                            --------------------------
                                                 1999         1998
                                            ------------  ------------
ASSETS:
Cash and Due from Banks                     $ 21,721,000  $ 20,117,000
Federal Funds Sold and Other
 Interest-Bearing Instruments                  2,793,000     2,882,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost                   2,222,000     2,017,000
Securities Held to Maturity, at Cost          43,523,000    85,845,000
Securities Available for Sale, at Fair Value  76,519,000    30,662,000
Loans Held For Sale                           11,223,000    12,047,000
Loans                                        384,014,000   317,665,000
Reserve for Possible Loan Losses              (3,483,000)   (4,360,000)
-----------------------------------------------------------------------
NET LOANS                                    391,754,000   325,352,000
-----------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets (net)                                 15,159,000    16,683,000
Accrued Interest Receivable and
 Other Assets                                  6,922,000     6,415,000
-----------------------------------------------------------------------
TOTAL ASSETS                                $560,613,000  $489,928,000
-----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits                $ 80,234,000  $ 66,346,000
Interest-Bearing Deposits                    372,612,000   346,226,000
-----------------------------------------------------------------------
TOTAL DEPOSITS                               452,846,000   412,572,000
-----------------------------------------------------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings              29,567,000    25,102,000
Federal Home Loan Bank Advances               24,345,000     2,045,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities                             4,646,000     4,422,000
-----------------------------------------------------------------------
TOTAL LIABILITIES                            511,404,000   444,141,000
-----------------------------------------------------------------------
Common Stock                                   4,223,000     4,222,000
Additional Capital                            22,603,000    22,600,000
Retained Earnings                             25,136,000    21,796,000
Accumulated Other Comprehensive Income           147,000        69,000
Treasury Stock, at Cost                       (2,900,000)   (2,900,000)
-----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    49,209,000    45,787,000
-----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $560,613,000  $489,928,000
-----------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income
                                                Three Months Ended
                                                      March 31
                                              ------------------------
                                                   1999         1998
                                              ------------ -----------
INTEREST INCOME:
Interest and Fees on Loans                      $7,980,000  $7,240,000
Interest and Dividends on Securities             1,785,000   1,773,000
Interest on Federal Funds Sold and Other
 Interest-Bearing Instruments                       13,000      58,000
----------------------------------------------------------------------
TOTAL INTEREST INCOME                            9,778,000   9,071,000
----------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                             3,048,000   3,139,000
Interest on Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings                   237,000     264,000
Interest on Federal Home Loan Bank Advances        290,000      32,000
----------------------------------------------------------------------
TOTAL INTEREST EXPENSE                           3,575,000   3,435,000
----------------------------------------------------------------------
NET INTEREST INCOME                              6,203,000   5,636,000
Provision for Possible Loan Losses                 200,000     187,000
----------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 6,003,000   5,449,000
----------------------------------------------------------------------
OTHER INCOME:
Trust and Investment Management Division Income    470,000     437,000
Fees and Service Charges                         1,269,000   1,176,000
Gains From Sales of Loans and Securities               -0-         -0-
Other Operating Income                              11,000       9,000
----------------------------------------------------------------------
TOTAL OTHER INCOME                               1,750,000   1,622,000
----------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                   2,395,000   2,100,000
Net Occupancy Expense of Premises                  392,000     352,000
Furniture and Equipment Expenses                   608,000     578,000
Supplies and Postage                               256,000     255,000
Ohio Franchise Tax                                 151,000     135,000
Other Operating Expenses                         1,206,000   1,107,000
----------------------------------------------------------------------
TOTAL OTHER EXPENSES                             5,008,000   4,527,000
----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       2,745,000   2,544,000
----------------------------------------------------------------------
Income Taxes                                       912,000     866,000
----------------------------------------------------------------------
NET INCOME                                      $1,833,000  $1,678,000
----------------------------------------------------------------------
BASIC EARNINGS PER SHARE                           $.44       $.41
----------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                         $.44       $.41
----------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                       $.22       $.20
----------------------------------------------------------------------

Inside cover

LNB Welcomes ConSun Foods

Color photograph of Convenient Food Mart on left side of page

  ConSun Food Industries, Inc., a regional franchiser and owner of several area Convenient Food Marts and owner of Sunshine Farms Dairy, has chosen Lorain National Bank as its new provider of financial services.
  "We are pleased to be associated with ConSun Foods and its divisions," said James F. Kidd, LNB Bancorp, Inc. President and Chief Executive Officer.
  "Like Lorain National Bank, ConSun has a solid history of delivering quality products to members of our community for years. The Convenient Food Mart and Sunshine Farms Dairy names are synonymous with value and customer satisfaction."
  Headquartered on Gateway Boulevard in Elyria, ConSun employs more than 400 people overall. Its company owned stores can be found in the counties of Lorain, Summit, Stark, Portage, Erie, Medina and Wayne in Ohio. Additionally, its Sunshine Farms dairy division manufactures and distributes approximately 300 food products.
  We welcome Dennis Walter, President, Roger McVetta, Treasurer, Ron Lattimer, Secretary & Director of Store Operations and the ConSun Food Industries family to Lorain National.

LNB Bancorp, Inc. Introduces New Market Maker

  Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, has announced the addition of Sweney Cartwright & Company of Columbus to the list of LNB Bancorp, Inc. Common stock market makers. Sweney Cartwright, an investment securities firm in business since 1933, specializes in the marketing of stock of independent banks in Ohio.
  Sweney Cartwright joins Akin Investment Services Group, Everen Securities, McDonald Investments, Mid-Ohio Securities, National Securities, and the Fifth Third/The Ohio Company as market makers in LNB Bancorp, Inc. stock.
  Shareholders requesting information about their current stock holdings should call or write to:

  Registrar and Transfer Company
  Investor Relations Department
  10 Commerce Drive
  Cranford, New Jersey 07016-9982
  (800) 368-5948

Back Cover:
White background with green along top of page and black lettering
Four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

  Lorain Banking Offices           Elyria Banking Offices
  Main Office                    **Ely Square Office*
  457 Broadway                     124 Middle Avenue
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7185                   (440) 323-4621

**Sixth Street Drive-In Office   **Cleveland Street Office
  200 Sixth Street                 801 Cleveland Street
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7242                   (440) 365-8397

**Cooper-Foster Park             **Lake Avenue Office
  Road Office                      42935 North Ridge Road
  1920 Cooper-Foster Park Road     Elyria Township, Ohio 44035
  Lorain, Ohio 44053               (440) 233-7196
  (440) 282-1252
                                 **Midway Mall Office
**Kansas Avenue Office             6395 Midway Mall Blvd.
  1604 Kansas Avenue               Elyria, Ohio 44035
  Lorain, Ohio 44052               (440) 324-6530
  (440) 288-9151
                                 **Second Street Office*
**Oberlin Avenue Office            221 Second Street
  3660 Oberlin Avenue              Elyria, Ohio 44035
  Lorain, Ohio 44053               (440) 323-4621
  (440) 282-9196
                                   Village of LaGrange
**Pearl Avenue Office              Banking Office
  2850 Pearl Avenue              **Village of LaGrange Office
  Lorain, Ohio 44055               546 North Center Street
  (440) 277-1103                   Village of LaGrange,
                                   Ohio 44050
**West Park Drive Office           (440) 355-6734
  2130 West Park Drive
  Lorain, Ohio 44053               Oberlin Banking Offices
  (440) 989-3131                   Kendal at Oberlin Office
                                   600 Kendal Drive
  Amherst Banking Office           Oberlin, Ohio 44074
**Amherst Office                   (440) 774-5400
  1175 Cleveland Avenue
  Amherst, Ohio 44001            **Oberlin Office
  (440) 988-4423                   40 East College Street
                                   Oberlin, Ohio 44074
  Avon Lake Banking Office         (440) 775-1361
**Avon Lake Office
  240 Miller Road                  Olmsted Township
  Avon Lake, Ohio 44012            Banking Offices
  (440) 933-2186                 **Olmsted Township Office
                                   27095 Bagley Road
                                   Olmsted Township, Ohio 44138
                                   (440) 235-4600

  The Renaissance Office           Other Offices
  26376 John Road                  Executive Offices
  Olmsted Township, Ohio 44138     457 Broadway
  (440) 427-0041                   Lorain, Ohio 44052
                                   (440) 244-7123
  Vermilion Banking Office
**Vermilion Office                 Branch Administration
  4455 East Liberty Avenue         457 Broadway
  Vermilion, Ohio 44089            Lorain, Ohio 44052
  (440) 967-3124                   (440) 244-7253

  Westlake Banking Offices         Commercial, Consumer
**Crossings of Westlake Ohio       and Mortgage Loans
  30210 Detroit Road               457 Broadway
  Westlake, Ohio 44145             Lorain, Ohio 44052
  (440) 892-9696                   (440) 244-7220
                                   (440) 244-7272
  Westlake Village Office          (440) 244-7216
  28550 Westlake Village Drive
  Westlake, Ohio 44145             Credit Cards
  (440) 808-0229                   2130 West Park Drive
                                   Lorain, Ohio 44053
  Community-Based                  (440) 989-3308
  Automated Teller
  Machine Locations                Customer Service
**Captain Larry's Marathon         2130 West Park Drive
  1317 State Route 60              Lorain, Ohio 44053
  Vermilion, Ohio                  (440) 989-3348

**Convenient Food Mart             Human Resources
  5375 West Erie Avenue            2130 West Park Drive
  Lorain, Ohio                     Lorain, Ohio 44053
                                   (440) 989-3139
**Dad's Sunoco
  7580 Leavitt Road                Operations
  State Route 58                   2130 West Park Drive
  Amherst, Ohio                    Lorain, Ohio 44053
                                   (440) 989-3315
**Gateway Plaza Convenient
  3451 Colorado Avenue             Purchasing
  Lorain, Ohio                     2150 West Park Drive
                                   Lorain, Ohio 44053
**Lakeland Medical Center          (440) 989-3260
  3700 Kolbe Road
  Lorain, Ohio                     Trust and Investment
                                   Management Services
**Lorain County                    457 Broadway
  Community College                Lorain, Ohio 44052
  1005 North Abbe Road             (440) 244-7226
  Elyria, Ohio
                                   All Other Departments &
**Lowe's Home                      Information Not Listed
  Improvement Warehouse            Telebanker (440) 245-4562
  620 Midway Boulevard             Toll Free (800) 860-1007
  Elyria, Ohio                     Lorain (440) 244-6000
                                   Elyria (440) 236-5047
**Midway Mall Food Court
  3343 Midway Mall Blvd.           Internet www.4LNB.com
  Elyria, Ohio

*The Second Street Office will be relocated to Ely Square during the second quarter of 1999.

Logos for LNB Bancorp, Inc., FDIC Insured, Federal Home Loan Bank System, and Equal Housing Lender

                                 LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                    (For the three months ended March 31, 1999)

                            S - K Reference Number (27)




                              Financial Data Schedule