Form 10-Q
period 1999-06-30
LNB BANCORP INC
filed 1999-08-16
CIK 737210

                            Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999

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

Outstanding at August 1, 1999: 4,122,775 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 1999

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Requisition 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                        Number(s)

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            5

      Condensed Consolidated Statements of
        Cash Flows                                           9

      Notes to the Condensed Consolidated Financial
        Statements                                          11

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    16

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                             22

Part II - Other Information

   Item 1 - Legal Proceedings                               23

   Item 2 - Changes in Securities                           23

   Item 3 - Defaults upon Senior Securities                 23

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                23

   Item 5 - Other Information                               23

   Item 6 - Exhibits and Reports on Form 8-K                23

   Signatures                                               23

   Exhibit Index                                            24

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            1999            1998
                                            -------------   -------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 25,427,000    $ 26,177,000
Federal funds sold and other interest-
 bearing instruments                           12,849,000       6,624,000
Federal Home Loan Bank and Federal Reserve
 Bank stock, at cost                            2,256,000       2,189,000
Securities:
 Available for sale, at fair value             75,061,000      78,128,000
 Held to maturity, at cost (fair value
 $42,657,000 and $40,253,000, respectively)    44,543,000      38,202,000
                                             ------------    ------------
Total Securities                              121,860,000     118,519,000
                                             ------------    ------------
Loans:
 Portfolio loans                              399,867,000     359,475,000
 Loans available for sale                      10,976,000      10,391,000
                                             ------------    ------------
Total Loans                                   410,843,000     369,866,000
Reserve for loan losses                        (3,774,000)     (3,483,000)
                                             ------------    ------------
Net loans                                     407,069,000     366,383,000
                                             ------------    ------------
Bank premises and equipment, net               11,224,000      10,989,000
Intangible assets                               4,455,000       4,666,000
Accrued interest receivable                     3,965,000       3,685,000
Other assets                                    3,412,000       3,303,000
Other real estate owned                           209,000       1,400,000
                                             ------------    ------------
TOTAL ASSETS                                 $590,470,000    $541,746,000
                                             ============    ============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 82,760,000    $ 85,558,000
Interest-bearing deposits                     381,417,000     358,290,000
                                             ------------    ------------
Total deposits                                464,177,000     443,848,000
                                             ------------    ------------
Securities sold under repurchase agreements
 and other short-term borrowings               38,343,000      22,960,000
Federal Home Loan Bank advances                34,345,000      22,045,000
Accrued interest payable                        1,656,000       1,487,000
Accrued taxes, expenses, and
 other liabilities                              2,322,000       2,730,000
                                             ------------    ------------
Total Liabilities                             540,843,000     493,070,000
                                             ------------    ------------
Shareholders' equity:
  Common stock $1.00 par: Shares authorized
   5,000,000 Shares issued 4,222,775 and
   4,222,575, respectively and Shares
   outstanding 4,122,775 and 4,122,575
   respectively                                 4,223,000       4,223,000
Additional capital                             22,604,000      22,602,000
Retained earnings                              26,177,000      24,210,000
Accumulated other comprehensive income(loss)     (477,000)        541,000
Treasury stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                             ------------    ------------
Total Shareholders' Equity                     49,627,000      48,676,000
                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $590,470,000    $541,746,000
                                             ============    ============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     1999          1998
INTEREST INCOME                                  ------------------------
Interest and fees on loans:
 Taxable                                         $16,429,000  $14,775,000
 Tax-exempt                                           16,000       22,000
Interest and dividends on securities:
 Taxable                                           3,421,000    3,510,000
 Tax-exempt                                          108,000      102,000
Interest on Federal funds sold and other
 interest-bearing instruments                         85,000       94,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             20,059,000   18,503,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              1,249,000    1,078,000
Interest on other deposits                         4,920,000    5,155,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                               528,000      552,000
Interest on Federal Home Loan Bank advances          617,000       65,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             7,314,000    6,850,000
                                                 -----------  -----------
NET INTEREST INCOME                               12,745,000   11,653,000
Provision for loan losses                            700,000      425,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                   12,045,000   11,228,000
                                                 -----------  -----------
OTHER INCOME:
Trust division income                              1,074,000    1,026,000
Service charges on deposit accounts                1,526,000    1,294,000
Other charges, fees and exchanges                  1,193,000    1,109,000
Other operating income                               218,000       24,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 4,011,000    3,453,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     4,915,000    4,503,000
Net occupancy expense of premises                    790,000      671,000
Furniture and equipment expense                    1,201,000    1,178,000
Amortization of intangible assets                    210,000      224,000
Supplies and postage                                 509,000      543,000
FDIC deposit insurance premium                        25,000       25,000
Ohio franchise tax                                   293,000      269,000
Other operating expenses                           2,363,000    2,078,000
                                                ------------  -----------
TOTAL OTHER EXPENSES                              10,306,000    9,491,000
                                                ------------  -----------
INCOME BEFORE FEDERAL INCOME TAXES                 5,750,000    5,190,000
FEDERAL INCOME TAXES                               1,954,000    1,758,000
                                                ------------  -----------
NET INCOME                                       $ 3,796,000  $ 3,432,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .92        $ .83
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .92        $ .83
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $ .44        $ .40
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     1999         1998
INTEREST INCOME                                  -----------------------
Interest and fees on loans:
 Taxable                                         $ 8,457,000  $ 7,491,000
 Tax-exempt                                            8,000       11,000
Interest and dividends on securities:
 Taxable                                           1,710,000    1,790,000
 Tax-exempt                                           54,000       51,000
Interest on Federal funds sold and other
 interest-bearing instruments                         52,000       34,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             10,281,000    9,377,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                                638,000      521,000
Interest on other deposits                         2,483,000    2,573,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                               291,000      285,000
Interest on Federal Home Loan Bank advances          327,000       36,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             3,739,000    3,415,000
                                                 -----------  -----------
NET INTEREST INCOME                                6,542,000    5,962,000
Provision for loan losses                            500,000      238,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                    6,042,000    5,724,000
                                                 -----------  -----------
OTHER INCOME:
Trust division income                                604,000      589,000
Service charges on deposit accounts                  849,000      655,000
Other charges, fees and exchanges                    601,000      572,000
Other operating income                               207,000       15,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 2,261,000    1,831,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     2,520,000    2,348,000
Net occupancy expense of premises                    398,000      319,000
Furniture and equipment expense                      593,000      600,000
Supplies and postage                                 253,000      288,000
FDIC deposit insurance premium                        12,000       12,000
Ohio franchise tax                                   142,000      134,000
Amortization of intangible assets                    105,000      112,000
Other operating expenses                           1,275,000    1,096,000
                                                ------------ ------------
TOTAL OTHER EXPENSES                               5,298,000    4,909,000
                                                ------------ ------------
INCOME BEFORE FEDERAL INCOME TAXES                 3,005,000    2,646,000
FEDERAL INCOME TAXES                               1 042,000      892,000
                                                ------------ ------------
NET INCOME                                       $ 1,963,000  $ 1,754,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .48       $  .42
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .48       $  .42
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .22       $  .20
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS (UNAUDITED)                        -------------------------
                                                      1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $19,999,000  $18,366,000
 Other income received                             3,943,000    3,242,000
 Interest paid                                    (7,145,000)  (6,720,000)
 Cash paid for salaries and
  employee benefits                               (4,707,000)  (4,202,000)
 Net occupancy expense of premises paid             (589,000)    (485,000)
 Furniture and equipment expenses paid              (418,000)    (402,000)
 Cash paid for supplies and postage                 (509,000)    (543,000)
 Cash paid for other operating expenses           (2,466,000)  (2,018,000)
 Federal income taxes paid                        (2,010,000)  (1,839,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        6,098,000    5,399,000
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                              11,497,000   17,307,000
 Proceeds from maturities of securities
  held to maturity                                   122,000    4,401,000
 Purchases of securities held to maturity         (6,665,000)    (155,000)
 Purchases of securities available
  for sale                                        (9,471,000) (24,820,000)
 Net decrease in credit card loans                   378,000      544,000
 Net (increase) in long-term loans               (41,804,000) (13,485,000)
 Purchases of bank premises, equipment
  and software                                      (821,000)    (458,000)
 Proceeds from sales of bank premises,
  and equipment                                          -0-          -0-
Proceeds from liquidation of OREO                  1,191,000          -0-
                                                 -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (45,573,000) (16,666,000)
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits              (3,924,000)   9,245,000
 Net increase in savings and
  passbook deposits                                7,133,000      560,000
 Net increase in time deposits                    15,994,000   12,162,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                          (15,383,000)  (5,147,000)
 Payment on line of credit                               -0-     (600,000)
 Proceeds from Federal Home Loan
  Bank advances                                   12,300,000          -0-
 Purchase of Treasury Stock                              -0-      (57,000)
 Proceeds from exercise of stock options               2,000        1,000
 Dividends paid                                   (1,938,000)  (1,731,000)
                                                 -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       44,950,000   14,433,000
                                                 -----------  -----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                  5,475,000    3,166,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          32,801,000   24,407,000
                                                 -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $38,276,000  $27,573,000
                                                 ===========  ===========

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                       $ 3,796,000  $ 3,432,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                     984,000      962,000
   Amortization of deferred loan fees
    and costs, net                                  (139,000)     330,000
   Provision for loan losses                         700,000      425,000
   Amortization of intangible assets                 211,000      224,000
   (Increase)in accrued interest receivable         (280,000)    (124,000)
   (Increase) in other assets                       (260,000)      (2,000)
   Increase in accrued interest payable              167,000      130,000
   Increase in accrued taxes,
    expenses and other liabilities                   827,000      156,000
   Others, net                                        90,000     (134,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 6,098,000  $ 5,399,000
                                                 ===========  ===========

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at June 30, 1999, compared to December 31, 1998 and the results of its operations and cash flows for the three and six months ending June 30, 1999 compared to the same period in 1998. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements.

This report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause actual facts to differ materially from those presented in this report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 1999, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 1999 and 1998 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

RESERVE FOR LOAN LOSSES

Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover probable loan losses that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending upon the adequacy of the reserve for loan losses.

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to 1999 presentation.

2.  EARNINGS PER SHARE DATA

Earnings per share is calculated as follows:

                                For the 6 Months ended June 30, 1999
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $3,796,000
Basic EPS
Income available to
 common stockholders            $3,796,000        4,122,688      $ .92
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            8,437
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $3,796,000        4,131,125      $ .92
                                ==========        =========      =====

                                For the 6 Months ended June 30, 1998
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
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
                                ==========        =========      =====

                                For the 3 Months ended June 30, 1999
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $1,963,000
Basic EPS
Income available to
 common stockholders            $1,963,000        4,122,737      $ .48
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            8,070
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,963,000        4,130,807      $ .48
                                ==========        =========      =====

                                For the 3 Months ended June 30, 1998
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------

Net Income                      $1,754,000
Basic EPS
Income available to
 common stockholders            $1,754,000        4,122,475      $ .42
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            9,390
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,754,000        4,131,865      $ .42
                                ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The Corporation's comprehensive income for the six months ended June 30, 1999 and 1998 are as follows:

                               For the six months ended June 30,
                                    1999                1998
                               ---------------------------------
Net income                      $3,796,000          $3,432,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(525,000) and $49,000         (1,018,000)             96,000
                                -----------         -----------
Comprehensive Income            $2,778,000          $3,528,000

The Corporation's comprehensive income for the three months ended June 30, 1999 and 1998 are as follows:

                               For the three months ended June 30,
                                    1999                1998
                               -----------------------------------
Net income                      $1,963,000          $1,754,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(322,000) and $14,000           (624,000)             27,000
                                -----------         ------------
Comprehensive Income            $1,339,000          $1,781,000

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first half of 1999. In the first half of 1999, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Corporation increased $48,724,000 during the first half of 1999, to $590,470,000. This growth was funded by increases in savings deposits, certificates of deposit, federal funds purchased and Federal Home Loan Bank advances.

Federal funds sold and other interest bearing investments increased by $6,225,000 during the first six months of 1999.

Total securities increased $3,341,000 ending the first half at $121,860,000. At June 30, 1999 gross unrealized gains (losses) in the investment portfolio were approximately $62,000 and $(1,947,000), respectively.

Net loans increased $40,686,000 during the first half to $407,069,000 at June 30, 1999, for a 11% increase. Consumer and commercial loan growth was strong accounting for 45% and 44% of total loan growth while mortgage loans accounted for 11% of total loan growth during the six months ended June 30, 1999. This loan increase was supported by a spring/summer home equity loan sale program. This home equity sale program resulted in new loans totaling over $2 million. The reserve for loan losses ended the quarter at $3,774,000 supported by a provision for loan losses of $700,000, recoveries of $118,000 and loan charge-offs of $528,000. The reserve for loan losses as a percentage of ending loans was .94% and .92% at December 31, 1998 and June 30, 1999, respectively. Corporate management believes that the reserve for loan losses as a percentage of ending loans at June 30, 1999 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets improved to 764.0% as of June 30, 1999. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at June 30, 1999.

Nonperforming assets at June 30, 1999 totaled $494,000, down from $1,481,000 at March 31, 1999. The second quarter decrease in nonperforming assets of $987,000 resulted from loans being brought current in the amount of $423,000, loans charged-off in the amount of $105,000 liquidations of nonaccrual loans of $231,000, liquidations of other real estate owned of $424,000 and increases in nonaccrual loans of $196,000.

The level of nonperforming assets decreased $1,006,000 during the first quarter 1999. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $168,000 which have been paid off or brought current, loans charged-off in the amount of $76,000 and liquidations of nonaccrual loans of $242,000 and increases in nonaccrual principal balances of $247,000. The decrease in nonaccrual loans in the first quarter of 1999 was due primarily to four commercial loan customers and six personal loan customers. The decrease in Other Real Estate Owned in the amount of $767,000 resulted from liquidation of assets. The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/99  03/31/99  12/31/98  09/30/98
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $  285   $   848   $ 1,087   $ 2,707
  Restructured                   0         0         0         0
  Other Real Estate Owned      209       633     1,400         0
                            ------    ------    ------    ------
Total Nonperforming Assets  $  494   $ 1,481   $ 2,487   $ 2,707
                            ======    ======    ======    ======
Reserve for possible
  loan losses to total
  nonperforming assets      764.0%    235.2%    140.1%    172.7%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                   $  494    $  479    $  213    $  295
                            ======    ======    ======    ======


Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At June 30, 1999, potential problem loans totaled $3,199,000, an increase of $258,000 from the December 31, 1998 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 1999 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $98,525,000 and $76,927,000 at June 30, 1999 and December 31,
1998, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second quarter of 1999. Mortgage and commercial construction loan demand increased in the second quarter of 1999 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $20,329,000 during the first half to $464,177,000. Noninterest-bearing deposits decreased to $82,760,000, at June 30, 1999 for a decrease of $2,798,000, while interest-bearing deposits climbed to $381,417,000 for an increase of $23,127,000.
Federal funds purchased and securities sold under agreements to repurchase increased $15,383,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 1999, short-term security investments with maturities of one year or less totalled $17,329,000, which represented 14.2% of total securities. Adding cash and due from banks of $25,427,000, and Federal Funds sold and other interest bearing instruments of $12,849,000, total liquid assets represented 9.4% of total assets.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $49,627,000, at June 30, 1999. The increase resulted primarily from $3,796,000 of net income generated from the first half of operations less a cash dividend declared to shareholders of $1,814,000. The slight increase in interest rates experienced in the first half of 1999 has caused a decrease in the overall market value of available for sale securities which resulted in a decrease in shareholders' equity of $1,018,000 for the six months ended June 30, 1999. As of June 30, 1999, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 1999 and 1998 follow together with those ratios required for the Corporation to be considered adequately capitalized.
                                                            June 30,
                                                     ---------------------
                                                      1999           1998
                                                     ------         ------
      Tier I capital ratio                           11.64%         13.19%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            12.61%         14.44%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.21%          8.47%
      Required leverage ratio                         3.00%          3.00%

The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition in markets near or within the Corporation's current geographic market. As a result, acquisition discussions and, in some cases, take place and future acquisitions could occur. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 1999 increased $1,648,000 when compared to the first half of 1998. Increased loan income was the result of the impact of increases in the loan portfolio of $40,686,000 offset slightly by decreases in interest rates. Interest and dividends on securities was $3,529,000 for the first half of 1999 for a decrease of $83,000 over the same period in 1998. Interest and dividends on securities represented 17.6% of total interest income at June 30, 1999 compared to 19.5% at June 30, 1998. Interest on Federal funds sold and other interest bearing instruments was $85,000 at June 30, 1999 compared to $94,000 at June 30, 1998. The decrease resulted from lower interest rates plus a decrease in the average balance invested in these forms of financial instruments.

Total interest expense increased by $464,000 when compared to the first half of 1998. The interest expense increase was fueled by an increase in interest expense from Federal Home Loan Bank advances of $552,000, offset by decreases in deposit account interest of $64,000. Total interest expense for the first half of 1999 was impacted by decreases in interest rates paid on savings accounts and certificate of deposit accounts when compared to the first half of 1998.

Total other income increased by $558,000 when compared to the first half of 1998. This increase resulted from increases in income from fiduciary fees of $48,000, increases in service charges of $232,000, increases in other service charges, exchanges and fees of $84,000 and a non-recurring increase on gain on sale of building of $158,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the six months ended June 30, 1999
was $10,306,000, 8.6% above the first six months of 1998.   This increase
was due primarily to certain loan collection expenses incurred in the first half of 1999, increases in salaries and benefits, increases in credit card and merchant expenses plus the operating expenses of one additional branch office which was placed in service in June of 1998.

The effective tax rate increased slightly from 33.9% during the first half of 1998 to 34.0% during the first half of 1999. The increase in the effective tax rate is due primarily to the decreases in tax exempt interest income to total interest income. Net income was $3,796,000 and $3,432,000 for the six months ended June 30, 1999 and 1998, respectively. Net income per basic and diluted share was $.92 and $.83 for the six months ended June 30, 1999 and 1998, respectively.

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

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue from 1998 through 1999 will not exceed $250,000. The Corporation continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Corporation does not expect that year 2000 compliance costs to be expensed over the next year to have a material effect on the financial position, liquidity or results of operations.

To date, the Corporation is in the process of obtaining formal notifications from all of its major vendors and suppliers that their systems are year 2000 compliant. During 1998, the Corporation developed strategies and plans to test and validate that these systems are year 2000 compliant. The Corporation has completed successful upgrades, testing and validation of internal mission critical systems and they are Y2K compliant. The Corporation's customer awareness program includes providing: seminars to the business and non-profit entities, Year 2000 information on statements and maintaining a phone number for customer inquiries. The Corporation provides quarterly updates to the Board of Directors regarding the status of the year 2000 issue. The project completion date for the year 2000 issue is slated for September, 1999.

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

With the Federal Reserve Board's recent announcement to increase the federal funds rate to 5.25% on June 29, 1999, the Corporation does not anticipate any changes in net interest margin. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 1999.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 1999.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)


Date: August 16, 1999                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: August 16, 1999                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis,
                                         Vice President and
                                         Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                   Exhibit


      (10)        Material Contract

                  Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1999.

      (11) Computation of Shares Used for Earnings Per Share Calculations Footnote 2 Earnings Per Share on pages 12-13 of this Form 10Q is incorporated by reference.

      (12) Second Quarter Report to Shareholders of LNB Bancorp, Inc. June 30, 1999 - EDGAR Version

      (27)        Financial Data Schedule

                                LNB Bancorp, Inc.

                              Exhibit to Form 10-Q

                     (For the six months ended June 30, 1999)

                           S - K Reference Number (10)


              Amended Supplemental Retirement Agreement by and
                between James F. Kidd and the Lorain National
                        Bank dated July 30, 1999.

              SUPPLEMENTAL RETIREMENT AGREEMENT

                      FOR JAMES F. KIDD

     THIS AGREEMENT, made and entered into this 15th day of June, 1999, by and between LORAIN NATIONAL BANK (hereinafter referred to as the "Bank"), a national banking association organized and existing under the laws of the United States, whose principal place of business is Lorain, Ohio, and JAMES F. KIDD (hereinafter referred to as the "Executive").

     WHEREAS, the Executive has rendered valuable services to the Bank for many years and it is the desire of the Bank to provide him with certain Supplemental Retirement Benefits in addition to the retirement benefits provided to him under the Lorain National Bank Retirement Pension Plan; and

     WHEREAS, the Executive has performed his duties in a capable and efficient manner, resulting in substantial growth and progress to the Bank; and

     WHEREAS, the Bank desires to retain the services of the Executive, and realizes that if the Executive were to leave the Bank it could suffer a substantial financial loss; and

     WHEREAS, the Executive is willing to continue in the employ of the Bank if the Bank will agree to pay certain benefits in accordance with the provisions and conditions hereinafter set forth; and

     WHEREAS, Bank and Executive entered into a Supplemental Retirement Agreement dated July 30, 1996, and amended March 3, 1999; and

     WHEREAS, The Board of Directors of Bank has authorized the Bank to enter into a new and restated Supplemental Retirement Agreement with Executive.

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein, this Agreement is to be effective as of June 1, 1999, and the parties agree as follows:

1.   Employment of the Executive

     The Executive shall continue to perform duties for the Bank in such senior executive capacity as its Board of Directors may designate from time to time. The Executive's employment shall continue until terminated pursuant to Employment Agreement entered into between Bank and Executive, dated September 11, 1995. The Executive shall devote his best efforts to the performance of his duties for the Bank.

2.   Compensation

     The Executive shall be compensated for the performance of his duties as provided for in the above referred to Employment Agreement.

3.   Supplemental Retirement Benefit

     If the Executive's employment with Bank should cease for any reason other than discharge for cause (as hereinafter defined), the Executive or his beneficiary, as the case may be, shall be entitled to receive the

Supplemental Retirement Benefit or a form thereof.

(a)  Retirement

If the Executive remains in the continuous employ of the Bank and retires from active employment with the Bank on or after January 1, 2000, the Executive and/or his beneficiary will be entitled to receive a Supplemental Retirement Benefit in the amount of Fifty Three Thousand Four Hundred Seventy Four Dollars ($53,474.00), per annum for a period of ten
(10) years. Provided Executive has retired by said date, the first annual payment shall be due and payable to Executive on March 1, 2000, and thereafter payable on the first day of March of each year until March 1,
2009, which shall be the date of payment of the last installment.   In the
event Executive has not retired by March 1, 2000, then in that event, the first annual payment shall be due and payable on the first day of the second month following his retirement, and thereafter payable on the first day of the same month each year until Executive shall have received ten
(10) annual payments.

(b)  Death Benefit

In the event the Executive should die at any time after the date of this Agreement, he shall be entitled to the full benefit as provided for in subparagraph (a) hereof, and any amounts due or remaining to be paid shall be paid to such beneficiary or beneficiaries as the Executive may have designated by filing with the Bank a notice in writing in a form acceptable to the Bank. In the absence of any such designation, such unpaid amounts shall be paid to the Executive's surviving spouse, or, if the Executive should die without a spouse surviving, to the Executive's estate, and shall be payable in the same manner as provided for in subparagraph (a) hereof.

(c)  Discharge Without Cause

If the Executive is discharged without cause, the Executive shall be entitled to receive the Supplemental Retirement Benefit provided for in subparagraph (a) hereof. Supplemental Retirement Benefit payments shall commence to be paid to Executive on March 1, 2000, and thereafter at the same time and in the same amounts as provided for in subparagraph (a) above.

(d)  Resignation Due to Change in Control

In the event the Executive resigns due to a change in control of the Bank, the Supplemental Retirement Benefit shall be the total amount payable for the 10-year period as provided for in paragraph (a) above reduced by a 6% "present value" discount and payable to Executive within sixty (60) days of his resignation.

     For purposes of this Agreement, the term "discharge without cause" shall mean a termination of the Executive's employment by reason of his commission of any material act of dishonesty during his employment, or breach of the terms of his Employment Agreement, which, in the good faith opinion of the Board of Directors of the Bank, adversely affects the interests of the Bank or his conviction by a court of last resort of a felony involving moral turpitude committed during his employment.

     The Agreement does not contain a provision with respect to "permanent disability" as Bank has in place a plan of compensation and benefits for employees who become permanently disabled during employment with Bank, and to which Executive is entitled.

     It is intended that the events which shall give rise to an entitlement on the part of the Executive or his beneficiary to receive the Supplemental Retirement Benefit or a form thereof shall include:

(i)  The retirement of the Executive on or after January 1, 2000.

(ii) The death of the Executive.

(iii)     Discharge of the Executive without cause.

(iv) Resignation due to change in control of the Bank.

     For purposes of this Agreement, "change in control of the Bank" shall mean the occurrence of any one of the following events:

(i.)   Individuals who, on August 1, 1995, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director subsequent to August 1, 1995, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination) shall be deemed to be an Incumbent Director; provided, however, that no individual elected or nominated as a director of the Employer initially as a result of an actual or threatened election contest with respect to directors of any other actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any persons other than the Board shall be deemed to be an Incumbent Director;

(ii.)   Any "person" (as such term is defined in Section 3(a)(9) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 15% or more of the combined voting power of the Employer's then outstanding securities eligible to vote for the election of the Board (the "Employer Voting Securities"); provided, however, that the event described in this paragraph 2 shall not be deemed to be a Change in Control of the Employer by virtue of any of the following acquisitions: (a) by the Employer or any Subsidiary, (b) by any employee benefit plan sponsored or maintained by the Employer or any Subsidiary, or by an employee stock benefit trust
created by the Employer or any Subsidiary,   by any underwriter
temporarily holding securities pursuant to an offering of such securities; or (d) a transaction (other than one described in 3 below) in which Employer Voting Securities are acquired from the Employer, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this clause (d) does not constitute a Change in Control under this paragraph 2;

(iii.)   The consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving the Employer, or any of its Subsidiaries that requires the approval of the Employer's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (a) more than 50% of the total voting power of the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation"), or if applicable, the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation"), is represented by Employer Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Employer Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Employer Voting Securities among the holders thereof immediately prior to the Business Combination, (b) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the surviving Corporation or the Parent Corporation), is or becomes the beneficial owner, directly or indirectly, of 15% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the
Surviving Corporation); and   at least a majority of the members of the
board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval for the execution of the initial agreement providing for such Business Combination (any Business Combination must
satisfy the criteria specified in (a), (b) and   above so as to not
constitute a "Change in Control of the Corporation");  or

(iv.)   The occurrence of a complete liquidation or dissolution of the
Employer or any of its Subsidiaries, or a sale of all or substantially all of the assets of the Employer, or any of its Subsidiaries.

     Notwithstanding the foregoing, a Change in Control of the Employer shall not be deemed to occur solely because any persons acquire beneficial ownership of more than 15% of the Employer Voting Securities as a result of the acquisition of Employer Voting Securities by the Employer, which reduces the number of Employer Voting Securities outstanding; provided, that if after such acquisition by the Employer, such person becomes the beneficial owner of additional Employer Voting Securities that increases the percentage of outstanding Employer Voting Securities beneficially owned by such person, a Change in Control of the Employer shall then occur.

4.   Non-alienation of Benefits

     The right of the Executive, or any other person, to the payment of benefits under this Agreement shall not be assigned, transferred, pledged or encumbered, any attempt to do so shall be void.

5. Executive's Rights Under This Agreement to be Those of an Unsecured Creditor of the Bank

     The rights of the Executive under this Agreement, and of any beneficiary of the Executive, shall be solely those of an unsecured creditor of the Bank. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between the Bank and the Executive or his beneficiaries. Any funds, insurance contracts or other assets of the Bank, whether designated by the

Bank to provide the benefits contemplated herein or not, shall at all times continue to be a part of the general funds of the Bank and no person other than the Bank shall, by virtue of this Agreement, have any interest in such funds or assets.

6.   General Provisions

     This Agreement shall not be deemed to constitute a contract of employment between the parties, nor shall any provisions hereof restrict the right of the Bank to terminate the Executive's services or restrict the right of the Executive to terminate his services.

     The Board of Directors shall have the full power and authority to interpret, construe and administer this Agreement, and all actions taken by the Board of Directors in good faith shall be binding and conclusive on all persons concerned. No member of the Board of Directors shall be liable to any person or any action taken or omitted in connection with the interpretation or administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

     This Agreement shall be binding upon and inure to the benefit of the Bank, its successors and assigns, and the Executive, his heirs, executors, administrators and legal representatives.

     This Agreement shall be construed in accordance with and governed by the laws of the State of Ohio.

     IN WITNESS WHEREOF, the Bank has caused this Agreement to be executed by its duly authorized officer, and the Executive has hereunto set his hand as of the date first above written.

IN THE PRESENCE OF:                BANK
                                   LORAIN NATIONAL BANK:

/s/Daniel Batista                          /s/Stanley G. Pijor
_____________________________           BY:________________________
                                           Chairman
/s/Suzanne M. Ludwig
_____________________________
                                        EXECUTIVE
/s/Daniel Batista                       /s/James F. Kidd
_____________________________           ____________________________
                                        James F. Kidd
/s/Suzanne M. Ludwig
_____________________________

              SUPPLEMENTAL RETIREMENT AGREEMENT

                  DESIGNATION OF BENEFICIARY

                  EXECUTIVE:  JAMES F. KIDD


     I designate the following as Beneficiary or Beneficiaries to receive, in accordance with the method indicated, any payments to which my
Beneficiary or Beneficiaries may be entitled under my Supplemental Retirement Agreement, in the event of my death, either prior to or after my retirement. This designation is subject to my right at any time to change such Beneficiary or Beneficiaries as provided in the Plan.

     For the purposes of this form, a "primary" beneficiary is the first person to receive these benefits if I die, and a "secondary" beneficiary is a person who will take only if the primary beneficiary is not surviving at the time of my death.
  X
_____     Method No. 1 - Designation of one primary beneficiary.  In the event of the death of the primary beneficiary, then 100% to the first person then living in the following list of secondary beneficiaries. If this method is used, name the beneficiaries in the order of your preference and leave the "Share of Payment" blank.

_____     Method No. 2 - Designation of two or more primary beneficiaries,
(i.e., to the persons designated in the proportions indicated). In the event of the death of any one or more of these beneficiaries, their share(s) shall be apportioned to the remaining living beneficiaries in proportion to the shares provided for each of them. If this method is used, name each beneficiary and show the "Share of Payment" for each beneficiary.

_____     Method No. 3 - Designation of a primary beneficiary and two or more secondary beneficiaries, (i.e., to the person first named if surviving; if not, to the remaining persons designated in the proportions indicated). In the event of the death of any one or more of these beneficiaries, their shares shall be apportioned to the remaining living beneficiaries in proportion to the shares provided for each of them. If this method is used, name each of the beneficiaries and show for the primary beneficiary (for example, your wife) 100% and also the "Share of Payment" for each secondary beneficiary.

                 DESIGNATION OF BENEFICIARIES
                         (Continued)

NOTE: (If your Beneficiary is a trust, please state the name and address of the trustee).

                                             Share of
                                             Payment %
          JoLyn Kidd           ###-##-####
_______   _____________________________________   __________
Primary   Name                     SSN
          1027 E. Erie Ave., Lorain, Oh
          _____________________________________
          Address

_______   _____________________________________   __________
Primary   Name                     SSN

          _____________________________________
          Address

          James Kidd Trust UTD 7694
_______   _____________________________________   __________
Secondary Name                     SSN
          L.N.B. Trust Dept., 457 Broadway, Lorain OH
          _____________________________________
          Address

_______   _____________________________________   __________
Primary   Name                     SSN

          _____________________________________
          Address

_______   _____________________________________   __________
Secondary Name                     SSN

          _____________________________________
          Address

                    DESIGNATION OF BENEFICIARIES
                         (Continued)

     I have designated my Beneficiary or Beneficiaries and the method of payment to such on the upper half of this form. This Beneficiary
Designation shall be applicable to the sums, if any, payable to my Beneficiaries under my Supplemental Retirement Agreement.

/s/James F. Kidd                   ###-##-####
____________________________       ___________________________
James F. Kidd                      Social Security Number
6-15-99
____________________________
Date                                   ___________________________
                                       Spouse's signature (if
                                       community property state and
                                       Primary Beneficiary other than
                                       Spouse is to receive more than
                                       a 50% share).

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 1999)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 1998)
                              EDGAR Version



DESCRIPTION:
Three sided pamphlet:

Outside cover: blue with white stripe

Second Quarter Report

LNB Bancorp, Inc. Logo on right hand side

LNB Bancorp, Inc.
June 30, 1999


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending June 30, 1999 and June 30, 1998, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Six Months ended June 30, 1999 and June 30, 1998, respectively,
Gary C. Smith Joins Lorain National Bank.
Directors and Officers of LNB Bancorp, Inc.

Message to Shareholders

  It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its wholly owned subsidiary, The Lorain National Bank, after the first half of 1999. We are pleased to announce that earnings have increased 10.6 % for the first half of the year, compared to the same period one year ago. Earnings for the first six months of 1999 reached $3,796,000, up from $3,432,000 during the first half of 1998.

  Basic earnings per share for the first half of 1999, reached $.92, a 10.8% increase over the $.83 amount reported for the first half of 1998. Earnings for the first half of 1999 were higher than a year ago because of higher net interest income, non-interest income, and the gain on sale of a branch building, offset in part by higher operating expenses and loan loss provision. Increases in net interest income were fueled by robust loan growth.

  Cash dividends declared per share for the first half of 1999 increased 10% compared to the first half of 1998. The year to date cash dividends declared per share in 1999 increased by $.04 to $.44 per share, up from $.40 per share in 1998. Total shareholders' equity increased by $2.9 million to $49.6 million during the twelve months ended June 30, 1999. The return on average shareholders' equity rose to 15.53% for the first half of 1999 from 14.60% for the first half of 1998.

  Asset growth remains solid. Total assets climbed 16% to $590.5 million as of June 30, 1999 up $82.1 million from June 30, 1998. Net loans grew by $67.9 million from one year ago to $407.1 million at June 30, 1999 for a 20 percent increase. Consumer loan growth was strong accounting for 63% of total loan growth while commercial and mortgage loans accounted for 26% and 11% of total loan growth during the twelve months ended June 30, 1999. Total deposits climbed by 7 percent to $464.2 million, up $31.6 million from one year ago. Increases in demand, savings and certificates of deposit accounted for the deposit increase. Lorain National Bank operates 21 retail branches and 29 ATMs in nine local communities.

  As we reported in the first quarter report, the relocation of our Second Street Branch Office to Ely Square occurred on June 1, 1999. Lorain National Bank reconfigured the Ely Square office floor space to accommodate the delivery of Commercial Lending, Trust & Investment Management and retail banking services. We look forward to serving our existing and new customers six days a week in the heart of Elyria.

  We would like to welcome Gary C. Smith, Senior Executive Vice President to Lorain National Bank. Gary Smith brings over 17 years of executive level community bank experience to Lorain National Bank. Also, we would like to welcome and congratulate our newly elected members to the Board of Directors, James R. Herrick, President of Liberty Ford Lincoln Mercury, Inc., and John W. Schaeffer, M.D., President of North Ohio Heart Center.

  We thank you for your continued support and look forward to addressing you after the completion of our third quarter of operations.

  Sincerely,

  /s/ J. F. Kidd                               /s/ Stanley G. Pijor
 ------------------------                     ---------------------
 James F. Kidd                                Stanley G. Pijor
 President and                                Chairman of the Board
 Chief Executive Officer



NET INCOME millions of dollars
(A Net Income graph follows in printed version with net income on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE dollars*
(A Dividends Per Share graph follows in printed version with dividends per share on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                                         Basic Earnings
               Net Income          Dividends Per Share     Per Share
  Year     Millions of Dollars            Dollars*          Dollars*

  1999           $3,796                    $ .44             $0.92
  1998           $3,432                    $ .40             $0.83
  1997           $3,120                    $ .32             $0.74
  1996           $2,777                    $ .27             $0.67
  1995           $2,265                    $ .24             $0.56


*Adjusted for stock dividends and splits

Consolidated Balance Sheets

June 30                                           1999          1998
-------------------------------------------------------------------------
ASSETS:
Cash and Due From Banks                       $ 25,427,000  $ 25,298,000
Federal Funds Sold and Other
 Interest-Bearing Instruments                   12,849,000     2,275,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost                     2,256,000     2,121,000
Securities Held to Maturity, at Cost            44,543,000    81,021,000
Securities Available for Sale, at Fair Value    75,061,000    35,384,000
Loans                                          410,843,000   343,738,000
Reserve for Loan Losses                         (3,774,000)   (4,525,000)
------------------------------------------------------------------------
NET LOANS                                      407,069,000   339,213,000
------------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets, (net)                                  15,679,000    15,757,000
Accrued Interest Receivable and
 Other Assets                                    7,586,000     7,325,000
------------------------------------------------------------------------
TOTAL ASSETS                                  $590,470,000  $508,394,000
-------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits                  $ 82,760,000  $ 77,810,000
Interest-Bearing Deposits                      381,417,000   354,812,000
-------------------------------------------------------------------------
TOTAL DEPOSITS                                 464,177,000   432,622,000
-------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings                38,343,000    23,204,000
Federal Home Loan Bank Advances                 34,345,000     2,045,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities                               3,978,000     3,785,000
-------------------------------------------------------------------------
TOTAL LIABILITIES                              540,843,000   461,656,000
-------------------------------------------------------------------------
Common Stock                                     4,223,000     4,222,000
Additional Capital                              22,604,000    22,600,000
Retained Earnings                               26,177,000    22,720,000
Accumulated Other Comprehensive Income            (477,000)       96,000
Treasury Stock at Cost                          (2,900,000)   (2,900,000)
-------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      49,627,000    46,738,000
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $590,470,000  $508,394,000
-------------------------------------------------------------------------

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with total assets on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholder's Equity graph follows in printed version with total shareholder's equity on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)



                                  Total Shareholders'
              Total Assets             Equity
  Year     Millions of Dollars    Millions of Dollars

  1999           $590.5                  $49.6
  1998           $508.4                  $46.7
  1997           $457.0                  $43.6
  1996           $424.5                  $42.4
  1995           $413.2                  $39.0



(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

Consolidated Statements of Income

Six Months Ended June 30                            1999         1998
-------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans                       $16,445,000  $14,797,000
Interest and Dividends on Securities:              3,529,000    3,612,000
Interest on Federal Funds Sold and Other
 Interest-Bearing Instruments                         85,000       94,000
-------------------------------------------------------------------------
TOTAL INTEREST INCOME                             20,059,000   18,503,000
-------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                               6,169,000    6,233,000
Interest on Securities Sold under Repurchase Agreements
 and Other Short-Term Borrowings                     528,000      552,000
Interest on Federal Home Loan Bank Advances          617,000       65,000
-------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                             7,314,000    6,850,000
-------------------------------------------------------------------------
NET INTEREST INCOME                               12,745,000   11,653,000
Provision for Loan Losses                            700,000      425,000
-------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  12,045,000   11,228,000
-------------------------------------------------------------------------
OTHER INCOME:
Trust and Investment Management Division Income    1,074,000    1,026,000
Fees and Service Charges                           2,719,000    2,403,000
Gains From Sales of Loans,
 Securities, and Buildings                           158,000          -0-
Other Operating Income                                60,000       24,000
-------------------------------------------------------------------------
TOTAL OTHER INCOME                                 4,011,000    3,453,000
-------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                     4,915,000    4,503,000
Net Occupancy Expense of Premises                    790,000      671,000
Furniture and Equipment Expenses                   1,201,000    1,178,000
Supplies and Postage                                 509,000      543,000
Ohio Franchise Tax                                   293,000      269,000
Other Operating Expenses                           2,598,000    2,327,000
-------------------------------------------------------------------------
TOTAL OTHER EXPENSES                              10,306,000    9,491,000
-------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         5,750,000    5,190,000
-------------------------------------------------------------------------
Income Taxes                                       1,954,000    1,758,000
-------------------------------------------------------------------------
NET INCOME                                       $ 3,796,000  $ 3,432,000
-------------------------------------------------------------------------

PER SHARE DATA:
-------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                               $ .92        $ .83
DILUTED EARNINGS PER SHARE                             $ .92        $ .83
-------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                           $ .44        $ .40
-------------------------------------------------------------------------

Inside cover

Gary C. Smith Joins Lorain National Bank

Top left column black and white photograph of Gary C. Smith, Senior Executive Vice President

  During the second quarter, Lorain National welcomed its new Senior Executive Vice President, Gary C. Smith to the bank. Gary, 52, brings with him more than 30 years of banking experience, 17 of which were served on the executive level of other community banks in Ohio.

  He joins the bank's senior management team as an essential part of Lorain National's management succession plan. Gary's addition to our staff enhances our management group's skill set and underscores the bank's commitment to future growth in a highly-competitive financial services industry.

  "I am truly looking forward to the challenge of maintaining the strong commitment of Lorain County's only established, locally owned and locally managed commercial bank," Gary says. "My task is to help coordinate the activities of Lorain National Bank for the purpose of serving the best interests of our dedicated shareholders and our loyal customers, through our well-trained staff."

  James F. Kidd, President & Chief Executive Officer of LNB Bancorp, Inc. and Lorain National Bank, said he is looking forward to working with the bank's new executive . "We were fortunate to find someone like Gary, who shares our vision of what a community bank represents," Kidd said.

  Smith has been a member of the Lorain County banking community for many years, and as recently as 1996, represented EST National Bank, in Elyria as the Senior Lending Officer and Chairman of the Board of Directors Loan Committee. He most recently served as President of Bank First National, in Newark, Ohio.

  He has been a member of the Lorain County Chamber of Commerce, Elyria Rotary, Sales and Marketing Executives International, Lorain County Joint Vocational School Foundation Board, Avon Lake Kiwanis, Avon Lake Business Association and Robert Morris Associates.

  Actively involved in youth-at-risk organizations, such as Big Brother & Big Sisters, Gary is also an avid outdoorsman and is well known for his volunteer efforts with various wildlife conservation groups. He and Beth, his wife of 30 years, have three grown children. The Smiths reside in Avon Lake.

Back Cover:
White background with blue along top of page
Three column format

Directors and Officers of LNB Bancorp, Inc.

Directors:
---------------------------------------------------------
Stanley G. Pijor                    Benjamin G. Norton
Chairman of the Board               H.R. Consultant
LNB Bancorp, Inc. and               Lorain Technology, Inc.
Lorain National Bank
                                    Jeffrey F. Riddell
Daniel P. Batista                   President and
Attorney/Partner                    Chief Executive Officer,
Cook & Batista Co., L.P.A.          Consumeracq, Inc. and
                                    Consumers Builders Supply Co.
Robert M. Campana
Managing Director                   Thomas P. Ryan
P.C. Campana, Inc.                  Executive Vice President
                                    and Secretary/Treasurer
Terry D. Goode                      LNB Bancorp, Inc.
Vice President                      Executive Vice President
Lorain County Title Company         and Secretary
                                    Lorain National Bank
Wellsley O. Gray
Retired                             John W. Schaeffer, M.D.
                                    President
James R. Herrick                    North Ohio Heart Center
President
Liberty Ford Lincoln Mercury, Inc.  Eugene M. Sofranko
                                    President and
James F. Kidd                       Chief Executive Officer
President and                       Lorain Glass Company, Inc.
Chief Executive Officer
LNB Bancorp, Inc. and               Paul T. Stack
Lorain National Bank                Retired

David M. Koethe                     Leo Weingarten
Chairman of the Board               Retired
The Lorain Printing Company

Directors Emeritus of Lorain National Bank:
-------------------------------------------
James L Bardoner                    T.L. Smith, M.D.
Retired Former President            Retired Physician
Dorn Industries, Inc.

Officers:
---------------------------
Stanley G. Pijor
Chairman of the Board
LNB Bancorp, Inc. and
Lorain National Bank

James F. Kidd
President and
Chief Executive Officer

Gary C. Smith
Senior Executive Vice President

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

Michael D. Ireland
Senior Vice President

Emma N. Mason
Senior Vice President

James H. Weber
Senior Vice President

Mitchell J. Fallis
Vice President and
Chief Accounting Officer


(Logo) LNB
       Bancorp, Inc.

Mail: LNB Bancorp, Inc.*457 Broadway*Lorain, Ohio 44052-1739
E-Mail: emailservices@4LNB.com*Internet:www.4LNB.com
Telephone: (440) 244-6000*Toll Free: (800) 860-1007
Telefax: (440) 244-4815*Telebanker: (440) 245-4562

                                   LNB Bancorp, Inc.

                                 Exhibit to Form 10 - Q

                       (For the six months ended June 30, 1999)

                              S - K Reference Number (27)



                                Financial Data Schedule