Form 10-Q/A
period 1999-06-30
LNB BANCORP INC
filed 1999-08-31
CIK 737210

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

   The undersigned registrant hereby amends the following items of its Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the six months ended June 30, 1999 solely for the purpose of providing further updated "Year 2000 Issue" information.

PART I   FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)


Date: August 31, 1999                By: /s/ Gregory D. Friedman
      ---------------                    -----------------------
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

FORM 10-Q/A                LNB Bancorp, Inc.

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

The Corporation expects to incur internal staff costs, consulting, and other expenses to identify, correct or reprogram, and test the systems for the year 2000 compliance issue. The Corporation estimates that compliance costs for the year 2000 issue through 1999 will not exceed $250,000. The Corporation does not expect that year 2000 compliance costs to be expensed over the next year to have a material effect on the financial position, liquidity or results of operations.

Financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the "Year 2000" issue. Cost of funds may become greater, if customers react to publicity about this issue by withdrawing deposits. Accordingly, the Corporation has formed an internal task force to assess potential problems relating to credit, liquidity, and third party risk, and where appropriate, develop contingency plans. This task force has conducted a survey of significant credit and deposit relationships to determine their "Year 2000" readiness and to evaluate the potential of credit and liquidity risk to the Corporation. Also, the "Year 2000" issue creates risk for the Corporation from unforeseen problems in its own computer systems and from third parties' with whom the Corporation deals on financial transactions. Such failures of the Corporation, and/or third parties' computer systems could have a material impact on the Corporation's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

The Corporation set June 1999 as the date it should be substantially compliant with the Year 2000 readiness process. As of that date, the Corporation had successfully completed upgrades, testing and validation of its internal mission critical systems. The Corporation has and will continue to work extensively in the area of consumer awareness and customer risk assessment. Furthermore, the Corporation continues to work with regulatory agencies and other third party providers to ensure Year 2000 compliance. Also, the Corporation completed its liquidity plan and designed its Year 2000 contingency plan. With the extensive testing, work and planning that has gone into the Y2K project, the Corporation is confident that there should be no interruption in service relating to Year 2000 issues. Although the Corporation successfully completed its Year 2000 readiness on schedule in June, the Corporation will continue to work on the Year 2000 project through the remainder of 1999 and into the Year 2000. For the remainder of 1999, customer confidence and employee awareness issues will be extremely important as well as testing and validating contingency plans. Year 2000 preparedness will continue to be a top priority through the remainder of 1999 and into 2000.

Based upon successful testing of mission critical hardware and software, the Corporation does not anticipate that it will have to rely on a contingency plan relating to these areas. However, the Corporation has developed a contingency plan that would cover the failure of mission critical hardware and software. The contingency plan also covers Y2K failure(s) that might result from a failure(s) outside of the control of the Corporation; such as a utility company failure. The Corporation's contingency plan for Y2K failure of its core processing systems will be to handle and process customer transactions manually until the system failure is corrected. In the most reasonably likely worst case scenario where any of the Corporation's mission critical systems, either internal or external, would fail, the Corporation will be operating in a manual mode. In preparation for the unlikely event of the most reasonably likely worst case scenario, the Corporation is in the process of planning and training all of its' employees and will have all customer records backed up to ensure the accuracy of our customer records.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.