Form 10-Q
period 1999-09-30
LNB BANCORP INC
filed 1999-11-09
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999

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

Outstanding at October 25, 1999: 4,122,775 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1999

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

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                             SEPTEMBER 30,   DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS             1999           1998
                                             -------------   -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                      $ 19,937,000    $ 26,177,000
Federal funds sold and short-term
 investments                                   12,926,000       6,624,000
Federal Home Loan Bank and Federal Reserve
 Bank Stock, at cost                            2,670,000       2,189,000
Securities:
 Available for sale, at fair value             75,756,000      78,128,000
 Held to maturity, at cost (fair value
  $42,033,000 and $40,253,000, respectively)   44,415,000      38,202,000
                                             -------------   -------------
Total Securities                              122,841,000     118,519,000
                                             -------------   -------------
Loans:
 Portfolio Loans                              402,223,000     359,475,000
 Loans available for sale                      11,321,000      10,391,000
                                             -------------   -------------
Total loans                                   413,544,000     369,866,000
Reserve for loan losses                        (4,108,000)     (3,483,000)
                                             -------------   -------------
Net loans                                     409,436,000     366,383,000
                                             -------------   -------------
Bank premises and equipment, net               10,796,000      10,989,000
Intangible assets                               4,350,000       4,666,000
Accrued interest receivable                     3,701,000       3,685,000
Other assets                                    3,549,000       3,303,000
Other real estate owned                               -0-       1,400,000
                                             -------------   -------------
TOTAL ASSETS                                 $587,536,000    $541,746,000
                                             =============   =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing deposits                 $ 79,861,000    $ 85,558,000
Interest-bearing deposits                     395,280,000     358,290,000
                                             -------------   -------------
Total deposits                                475,141,000     443,848,000
                                             -------------   -------------
Securities sold under repurchase agreements
 and other short-term borrowings               22,710,000      22,960,000
Federal Home Loan Bank advances                34,345,000      22,045,000
Accrued interest payable                        1,559,000       1,487,000
Accrued taxes, expenses and
 other liabilities                              3,250,000       2,730,000
                                             -------------   -------------
Total Liabilities                             537,005,000     493,070,000
                                             -------------   -------------

Shareholders' equity:
  Common stock $1.00 par: Shares authorized 5,000,000
   Shares issued 4,222,775 and 4,222,575, respectively and
   Shares outstanding 4,122,775 and 4,122,575,
   respectively                                 4,223,000       4,223,000
Additional capital                             22,604,000      22,602,000
Retained earnings                              27,233,000      24,210,000
Accumulated other comprehensive income(loss)     (629,000)        541,000
Treasury Stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                             -------------   -------------
Total Shareholders' Equity                     50,531,000      48,676,000
                                             -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       $587,536,000    $541,746,000
                                             =============   =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME (UNAUDITED)                           -------------------------
                                                     1999         1998
INTEREST INCOME:                                 ------------ ------------
Interest and fees on loans:
 Taxable                                         $25,169,000  $22,720,000
 Tax-exempt                                           20,000       32,000
Interest and dividends on securities:
 Taxable                                           5,169,000    5,317,000
 Tax-exempt                                          162,000      151,000
Interest on Federal funds sold and short-term
 investments                                         250,000      113,000
                                                 ------------ ------------
TOTAL INTEREST INCOME                             30,770,000   28,333,000
                                                 ------------ ------------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              1,967,000    1,742,000
Interest on other deposits                         7,486,000    7,706,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          870,000      882,000
Interest on Federal Home Loan Bank advances        1,067,000       98,000
                                                 ------------ ------------
TOTAL INTEREST EXPENSE                            11,390,000   10,428,000
                                                 ------------ ------------
NET INTEREST INCOME                               19,380,000   17,905,000
Provision for loan losses                          1,250,000    1,263,000
                                                 ------------ ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                   18,130,000   16,642,000
                                                 ------------ ------------
OTHER INCOME:
Investment and trust services income               1,587,000    1,358,000
Service charges on deposit accounts                2,175,000    1,848,000
Other charges, fees and exchanges                  2,071,000    1,856,000
Gains on sales of loans, securities and buildings    158,000          -0-
Other operating income                                72,000       49,000
                                                 ------------ ------------
TOTAL OTHER INCOME                                 6,063,000    5,111,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     7,481,000    6,576,000
Net occupancy expense                              1,136,000    1,005,000
Furniture and equipment expenses                   1,627,000    1,617,000
Supplies and postage                                 727,000      790,000
Credit card and merchant expenses                    703,000      564,000
Ohio franchise tax                                   414,000      353,000
Amortization of intangible assets                    316,000      355,000
Other operating expenses                           3,001,000    2,545,000
                                                 ------------ ------------
TOTAL OTHER EXPENSES                              15,405,000   13,805,000
                                                 ------------ ------------
INCOME BEFORE INCOME TAXES                         8,788,000    7,948,000
INCOME TAXES                                       3,001,000    2,690,000
                                                 ------------ ------------
NET INCOME                                       $ 5,787,000  $ 5,258,000
                                                 ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ 1.40       $ 1.27
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ 1.40       $ 1.27
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .67       $  .61
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                     SEPTEMBER 30,
OF INCOME (UNAUDITED)                          --------------------------
                                                   1999          1998
INTEREST INCOME                                ------------  ------------
Interest and fees on loans:
 Taxable                                       $ 8,740,000   $ 7,945,000
 Tax-Exempt                                          4,000        10,000
Interest and dividends on securities:
 Taxable                                         1,748,000     1,808,000
 Tax-Exempt                                         54,000        49,000
Interest on Federal funds sold and
 short-term investments                            165,000        18,000
                                               ------------   -----------
TOTAL INTEREST INCOME                           10,711,000     9,830,000
                                               ------------   -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              718,000       664,000
Interest on other deposits                       2,566,000     2,551,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings        342,000       330,000
Interest on Federal Home Loan Bank advances        450,000        33,000
                                               ------------   -----------
TOTAL INTEREST EXPENSE                           4,076,000     3,578,000
                                               ------------   -----------
NET INTEREST INCOME                              6,635,000     6,252,000
Provision for possible loan losses                 550,000       838,000
NET INTEREST INCOME AFTER PROVISION            ------------   -----------
FOR POSSIBLE LOAN LOSSES                         6,085,000     5,414,000
                                               ------------   -----------
OTHER INCOME:
Investment and trust services income               513,000       332,000
Service charges on deposit accounts                773,000       699,000
Other charges, fees and exchanges                  754,000       602,000
Other operating income                              12,000        25,000
                                               ------------   -----------
TOTAL OTHER INCOME                               2,052,000     1,658,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                    2,566,000     2,073,000
Net occupancy expense                               346,000       334,000
Furniture and equipment expenses                    426,000       439,000
Supplies and postage                                218,000       247,000
Credit card and merchant expenses                   276,000       185,000
Ohio franchise tax                                  121,000        84,000
Amortization of intangible assets                   106,000       131,000
Other operating expenses                          1,040,000       821,000
                                                ------------  ------------
TOTAL OTHER EXPENSES                              5,099,000     4,314,000
                                                ------------  ------------
INCOME BEFORE FEDERAL INCOME TAXES                3,038,000     2,758,000
FEDERAL INCOME TAXES                              1,047,000       932,000
                                                ------------  ------------
NET INCOME                                      $ 1,991,000   $ 1,826,000
                                                ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                            $  .48       $  .44
                                                     ======       ======
 DILUTED EARNINGS PER SHARE                          $  .48       $  .44
                                                     ======       ======
 DIVIDENDS DECLARED PER SHARE                        $  .23       $  .21
                                                     ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS (UNAUDITED)                       -------------------------
                                                    1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:           ------------ ------------
 Interest received                              $31,063,000  $27,947,000
 Other income received                            5,926,000    4,883,000
 Interest paid                                  (11,392,000) (10,277,000)
 Cash paid for salaries and
 employee benefits                               (7,131,000)  (6,320,000)
 Net occupancy expense of premises paid            (876,000)    (744,000)
 Furniture and equipment expenses paid             (626,000)    (597,000)
 Cash paid for supplies and postage                (727,000)    (790,000)
 Cash paid for other operating expenses          (3,401,000)  (2,011,000)
 Federal income taxes paid                       (2,498,000)  (2,798,000)
                                                ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:       10,338,000    9,293,000
                                                ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                             19,500,000    9,278,000
 Proceeds from maturities of securities
  Held to maturity                                  181,000   27,366,000
 Purchase of securities held to maturity         (7,080,000)    (155,000)
 Purchase of securities available
  for sale                                      (18,333,000) (38,938,000)
 Net decrease in credit card loans                  333,000      600,000
 Net (increase) in long-term loans              (44,599,000) (32,427,000)
 Purchases of bank premises and equipment        (1,052,000)    (756,000)
 Proceeds from sales of bank premises
  and equipment                                         -0-        7,000
 Proceeds from liquidation of Other Real
  Estate Owned                                    1,400,000          -0-
                                                ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES           (49,650,000) (35,025,000)
                                                ------------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  noninterest-bearing deposits                   (6,823,000)   5,978,000
 Net increase (decrease) in savings
  and passbook deposits                             734,000   (3,168,000)
 Net increase in time deposits                   36,256,000   19,843,000
 Net increase in securities sold
  under repurchase agreements and other
  short-term borrowings                            (250,000)   7,872,000
 Proceeds from Federal Home Loan
  Bank advances                                  12,300,000          -0-
 Cash paid on line of credit                            -0-     (600,000)
 Purchase of Treasury Stock                             -0-      (57,000)
 Proceeds from exercise of stock options              2,000        3,000
 Dividends paid                                  (2,845,000)  (2,556,000)
                                                ------------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      39,374,000   27,315,000
                                                ------------ ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                    62,000    1,583,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         32,801,000   24,407,000
                                                ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                        $32,863,000  $25,990,000
                                                ============ ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                       $5,787,000    $5,258,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                  1,261,000     1,281,000
   Amortization of deferred loan fees
    and costs, net                                 (218,000)      796,000
   Provision for loan losses                      1,250,000     1,263,000
   Amortization of intangible assets                316,000       355,000
   (Increase)in accrued interest receivable         (16,000)     (371,000)
   Decrease in other assets                          54,000       537,000
   Increase in accrued interest payable              72,000       151,000
   Increase (decrease) in accrued taxes,
    expenses and other liabilities                1,729,000       161,000
   Others, net                                      103,000      (138,000)
                                                ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $10,338,000    $9,293,000
                                                ============  ============



See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at September 30, 1999, compared to December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 compared to the same periods in 1998. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 1999, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 1999 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

RESERVE FOR LOAN LOSSES

Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover probable loan losses inherent in the loan portfolio that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

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

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2. EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                 For the 9 Months ended September 30, 1999
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $5,787,000

 Basic EPS
 Income available to
  common stockholders            $5,787,000        4,122,717      $1.40

 Effect of Dilutive Securities
 Incentive Stock Options                -0-            8,216        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $5,787,000        4,130,933      $1.40
                                 ==========        =========      =====
                                 For the 9 Months ended September 30, 1998
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $5,258,000

 Basic EPS
 Income available to
  common stockholders            $5,258,000        4,122,952      $1.27

 Effect of Dilutive Securities
 Incentive Stock Options                -0-            9,648        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $5,258,000        4,132,600      $1.27
                                 ==========        =========      =====

                                For the 3 Months ended September 30, 1999
                                   Income         Shares        Per-Share
                                  (Numerator)    (Denominator)    Amount

 Net Income                      $1,991,000

 Basic EPS
 Income available to
  common stockholders            $1,991,000        4,122,775      $ .48

 Effect of Dilutive Securities
 Incentive Stock Options                -0-            7,767        -0-
                                 ----------        ---------      -----
 Dilutive EPS
 Income available to common
  stockholders + assumed
  conversions                    $1,991,000        4,130,542      $ .48
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
                                 ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The Corporation's comprehensive income for the nine months ended September 30, 1999 and 1998 are as follows:

                               For the nine months ended September 30,
                                    1999                1998
                               --------------------------------
Net income                      $5,787,000          $5,258,000
Other comprehensive income(loss):
 Unrealized gain (loss) on
 securities available for sale,
 net of tax (benefit) of
 ($324,000) and $290,000          (629,000)            563,000
                                -----------         -----------
Comprehensive Income            $5,158,000          $5,821,000

The Corporation's comprehensive income for the three months ended
September 30, 1999 and 1998 are as follows:

                               For the three months ended September 30
                                    1999                1998
                               ------------------------------------
Net income                     $1,991,000          $1,826,000
Other comprehensive income(loss):
 Unrealized gain (loss) on
 securities available for sale,
 net of tax (benefit) of
 ($78,000) and $241,000          (152,000)            467,000
                                -----------         ------------
Comprehensive Income           $1,839,000          $2,293,000

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first three quarters of 1999. In the first three quarters of 1999, stock was purchased in the open market at the current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Corporation increased $45,790,000 during the first nine months in 1999, to $587,536,000. This growth was funded by increases in demand deposits, savings deposits and certificates of deposit.

Total earning assets increased 11.0% to $549,311,000 at September 30, 1999 from December 31, 1998. The ratio of earning assets to total assets increased from 91.4% at December 31, 1998 to 93.5% at September 30, 1999. The loan to deposit ratio has increased from 83.33% at 1998 year-end to 87.04% at September 30, 1999.

Federal funds sold and short-term investments increased by $6,302,000 during the first nine months of 1999, to $12.9 million, with $10.0 million designated for potential Y2K liquidity purposes.

Total securities increased $4,322,000 ending the third quarter at $122,841,000. At September 30, 1999 gross unrealized gains (losses)in the investment securities portfolio were approximately $67,000 and ($1,105,000), respectively.

Net loans grew by $43,053,000 during the first nine months to $409,436,000 at September 30, 1999 for a 12% growth rate. Commercial and consumer loan growth was strong accounting for 53% and 36% of total loan growth while mortgage loans accounted for 11% of total loan growth during the nine months ended September 30, 1999. Loan increase was supported by spring and summer home equity loan sale programs which resulted in new loans totaling over $2 million. Also, the increase in consumer loans is attributable to an increase in indirect automobile loans. The reserve for loan losses ended the quarter at $4,108,000. Activity for the nine months ended September 30, 1999 included provision for loan losses of $1,250,000, recoveries of $185,000 and loan charge-offs of $810,000. The reserve for loan losses as a percentage of ending loans increased .05% from .94% at December 31, 1998 to .99% at September 30, 1999. Corporate management believes that the reserve for loan losses as a percentage of ending loans at September 30, 1999 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained at an adequate level even though it decreased to 413.3% at September 30, 1999. Corporate management believes that the current level of the reserve for loan losses is adequate based upon an analysis of identified risks and analysis of historical trends.

The level of nonperforming assets decreased by $1,493,000 during the first nine months of 1999. This decrease is the result of a decrease in non-accrual loans of $93,000 as well as by a decrease in other real estate owned in the amount of $1,400,000. The decrease in Other Real Estate Owned results from the liquidation of assets. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $373,000 which have been paid off and brought current, loans charged-off in the amount of $260,000, liquidation of non-accrual loans of $588,000 and increases in nonaccrual principal balances of $1,128,000. The increase in nonaccrual loans in the first nine months of 1999 was due primarily to nine commercial loan customers, one mortgage loan customer and several personal loans. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

Nonperforming assets at September 30, 1999 totaled $994,000, up from $494,000 at June 30, 1999. The third quarter increase in nonperforming assets of $500,000 resulted from loans being brought current in the amount of $37,000, loans charged-off in the amount of $79,000, liquidation of non-accrual loans of $115,000, decreases in Other Real Estate Owned of $209,000 and increases in nonaccrual loans of $940,000. The increase in nonaccrual loans in the third quarter of 1999 was due primarily to three commercial loan customers and twenty five consumer loan customers.

The level of nonperforming assets at September 30, 1999 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands               09/30/99  06/30/99  03/31/99  12/31/98
                                   --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual loans                  $  994    $  285    $  848    $1,087
  Restructured loans                     0         0         0         0
  Other Real Estate Owned                0       209       633     1,400
                                   --------  --------  --------  --------
Total Nonperforming Assets          $  994    $  494    $1,481    $2,487
                                   ========  ========  ========  ========
Reserve for possible
  loan losses to total
  nonperforming assets               413.3%    764.0%    235.2%    140.1%
                                   ========  ========  ========  ========
Accruing loans past due 90 days     $  505    $  494    $  479    $  213
                                   ========  ========  ========  ========

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 1999, potential problem loans totaled $4,434,000, an increase of $1,493,000 from the December 31, 1998 balance of $2,941,000. The increase in potential problem loans during 1999 is primarily due to increases from the consumer loans portfolio.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 1999, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $105,278,000 and $76,927,000 at September 30, 1999 and December 31,1998, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second and third quarters of 1999. Mortgage and commercial construction loan demand increased in the second and third quarters of 1999 as seasonal weather conditions improved and the construction season moved forward. Consumer loan demand increased in the first and second quarters and leveled off in the third quarter as demand for home improvement and automobile loans increased.

Total deposits increased $31,293,000 during the first nine months to

$475,141,000. Noninterest-bearing deposits decreased to $79,861,000, at September 30, 1999 for a decrease of $5,697,000, while interest-bearing deposits climbed to $395,280,000 for an increase of $36,990,000. Federal funds purchased and securities sold under agreements to repurchase decreased $250,000 during the first nine months of 1999. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments. Federal Home Loan Bank (FHLB) advances increased to $34.3 million at September 30, 1999, up $12.3 million from 1998 year end. Of this increase, $20.0 million and $2.3 million in FHLB advances were used to fund a portion of the growth in consumer and commercial loans, respectively. The remaining $10.0 million in FHLB advances are designated for potential Y2K liquidity purposes.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 1999, short-term security investments with maturities of one year or less totalled $14,296,000 which represented 11.6% of total securities. Adding cash and due from banks of $19,937,000 and Federal funds sold and short-term investments of $12,926,000, total liquid assets represented 8.0% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks and the Federal Home Loan Bank in the amount of $37,800,000.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity reached an all time high of $50,531,000, at September 30, 1999, an increase of $2,363,000, or 5% from one year ago. The increase resulted primarily from $5,787,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $2,762,000. The increase in interest rates experienced in the first three quarters of 1999 has caused a decrease in the market value of available for sale securities which resulted in a decrease in shareholders' equity within accumulated other comprehensive income of $1,170,000 for the nine months ended September 30, 1999. As of September 30, 1999, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial
institution for all periods presented.   The Corporation's capital and
leverage ratios as of September 30, 1999 and 1998 follow together with those ratios required for the Corporation to be considered adequately capitalized .
                                                September 30
                                              -----------------
                                               1999       1998
                                              ------     ------
      Tier I capital ratio                    11.77%     12.44%
      Required Tier I capital ratio            4.00%      4.00%
      Total capital ratio                     12.81%     13.66%
      Required total capital ratio             8.00%      8.00%
      Leverage ratio                           8.26%      8.66%
      Required leverage ratio                  3.00%      3.00%

The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions in markets near or within the Corporation's current geographic market. As a result, acquisition discussions and, in some cases negotiations, take place and future acquisitions could occur. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans was $25,189,000 for the first nine months of 1999 for an increase of $2,437,000 when compared to the first nine months of 1998. Increased loan income was the result of the net increase in the loan portfolio of $43,678,000 offset slightly by decreases in interest rates. Interest and dividends on securities was $5,331,000 for the first nine months of 1999 for a decrease of $137,000 over the same period in 1998. Decreased security income results from a net increase in the volume of securities which was offset by decreases in yields on those securities. Interest and dividends on securities represented 17.3% of total interest income at September 30, 1999 compared to 19.3% at September 30, 1998. Interest on Federal funds sold and short-term investments was $250,000 at September 30, 1999 compared to $112,000 at September 30, 1998. The increase resulted from increases in the average balances invested in these forms of financial instruments plus increases in interest rates.

Total interest expense increased by $962,000 when compared to the first nine months of 1998. The interest expense increase was fueled by an increase in interest expense from Federal Home Loan Bank advances of $969,000, offset by decreases in deposit account interest of $5,000 and repurchase agreement interest of $12,000. Also, total interest expense for the first nine months of 1999 was impacted by a net increase in deposits of $31,293,000, partially offset by decreases in interest rates paid on savings and certificate of deposit accounts when compared to the first nine months of 1998.

Total other income increased by $952,000 when compared to the first nine months of 1998. This increase resulted from increases in income from investment and trust services fees of $229,000, increases in service charges of $327,000 and increases in other charges, exchanges and fees of $215,000. The increase in investment and trust services fees results from increases in the volume of assets under management of $50,000,000 from 1998 year end. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges plus increases in the volume of accounts. The increase in other charges, exchanges and fees is the result of pricing increases in credit card and merchant fees. The Corporation reported a non-recurring gain on sale of a building in the second quarter of 1999. Other operating income increased by $23,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the nine months ended September 30, 1999 was $15,405,000, 11.6% above the first nine months of 1998. This increase was due primarily to certain loan collection expenses incurred in 1999, increases in salaries and benefits, increases in credit card and merchant expenses plus the operating expenses of one additional branch office which was placed into service in June of 1998.

The effective tax rate remained constant at 34.1% during the first nine months of 1999 and 1998. Net income was $5,787,000 and $5,258,000 for the nine months ended September 30, 1999 and 1998, respectively. Net income per basic and diluted share was $1.40 and $1.27 for the nine months ended September 1999 and 1998, respectively.

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

With the Federal Reserve Board's recent announcement to increase the federal funds rate to 5.25% on June 29, 1999, the Corporation does not anticipate any changes in net interest margin. Also, Corporate management dose not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     None

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     None

ITEM 5  - Other Information

     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a)  Exhibit (3)(i) - LNB Bancorp, Inc. Articles of Incorporation

     (b)  Exhibit (3)(ii) - LNB Bancorp, Inc. Code of Regulations

     (c) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 1999 - EDGAR Version.

     (d)  Exhibit (27) - Financial Data Schedule.

     (e)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the nine months ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 9, 1999                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Senior Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer

Date: November 9, 1999                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number



    (3)(i)  LNB Bancorp, Inc. Articles of Incorporation.

    (3)(ii) LNB Bancorp, Inc. Code of Regulations.

    (11)    Computation of Shares Used for Earnings Per Share
            Calculations Footnote 2 Earnings Per Share on pages 12-13 of this Form 10Q is incorporated by reference.

    (13)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 1999 - EDGAR Version.

    (27)    Financial Data Schedule.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1999)

                           S - K Reference Number (3)(i)



                             LNB Bancorp, Inc.
                         Articles of Incorporation

                                                       F0881-0730

                        ARTICLES OF INCORPORATION
                                   OF
                            LNB BANCORP, INC.

The undersigned incorporators, acting as the incorporators of LNB Bancorp, Inc. under the Ohio General Corporation Law (ORC 1701.01.99), hereby adopt the following Articles of Incorporation for such corporation:

                            ARTICLE I
     The name of the corporation is LNB Bancorp, Inc.

                            ARTICLE II
     The place in the State of Ohio where the principal office of the corporation is to be located in the city of Lorain, county of Lorain.

                           ARTICLE III
     The purpose for which the corporation is formed is to engage in any lawful act or activity for which corporations may be formed under the Ohio General Corporation Law (ORC Sections 1701.01 et. seg.).

                            ARTICLE IV
     The aggregate number of Common Shares which the Corporation shall have the authority to issue is 5,000,000 shares, each of $1.00 par value. Shares of the authorized and outstanding Common Stock shall be subject to redemption be the Corporation at the direction of the vote of a majority of the Board if Directors meeting at a regular or specifically called meeting for said purpose.
     Furthermore, the Corporation, through its Board of Directors, shall have the power to purchase, hold, sell and transfer the shares of its own capital stock provided that it does not use its funds or property for the purchase of its own shares of capital stock when such use will cause any impairment of its capital, except when otherwise permitted by law, and provided further that shares of its own capital stock belonging to it are not voted upon directly or indirectly.

                            ARTICLE V
     The amount of stated capital with which the corporation will commence business is at least five hundred dollars ($500.00).

                            ARTICLE VI
     The Board of Directors of the corporation is hereby authorized to fix and determine and to vary the amount of working capital of the corporation, to determine whether any and, if any, what part of its surplus, however created or arising, shall be used or disposed of or declared in dividends or paid to shareholders, and without action by the shareholders, to use and apply such surplus or any part thereof at any time or from time to time in the purchase or acquisition of shares of any class, voting trust certificates for shares, bonds, debentures, notes, script, warrants, obligations, evidences of indebtedness of the corporation or other securities of the corporation, to such extent or amount and in such manner and upon such terms as the Board of Directors of the corporation shall deem expedient to the extent not prohibited by law.

                           ARTICLE VII
     Each officer, director or member of any committee designated by the Board of Directors of the corporation shall, in the performance of his duties, be fully protected in relying in good faith upon the books of accounts or reports made to the corporation by any of its officers of employees or by an independent public accountant or be an appraiser selected with reasonable care be the Board of Directors of the corporation or by any such committee or in relying in good faith upon other records of the corporation.

                           ARTICLE VIII
     The names and addresses of the incorporators of LNB Bancorp, Inc.
are:
                    Daniel P. Batista
                    209 Sixth Street
                    Lorain, OH  44052

                    David M. Koethe
                    1310 Colorado Ave.
                    Lorain, OH  44052

                    Stanley G. Pijor
                    457 Broadway
                    Lorain, OH  44052

                    George L. Roth
                    5466 Willow Lane
                    Vermilion, OH  44089

                    Leo Weingarten
                    2803 Toledo Ave.
                    Lorain, OH  44055

                            ARTICLE IX
     In the absence of fraud, no contract or other transaction between the corporation and any other person, corporation, firm, syndicate, association, partnership, or joint venture shall be wholly or partially invalidated or otherwise affected by reason of the fact that one or more of the directors of the corporation, firm, syndicate or association, or member of such partnership or joint venture, of transaction, provided, that the fact such director or directors of the corporation are so situated or so interested or both, shall be disclosed or shall have been known to the Board of Directors of the corporation. Any director or directors of the corporation who is (are) also a director or officer of such other corporation, firm syndicate or association, or a member of such partnership, or joint venture, or is pecuniarily or otherwise interested in such contract or transaction, may be counted for the purpose of determining the existence of a quorum above provided (unless ordered by a court) shall be made by the corporation only as authorized upon a determination that indemnification is proper in the circumstances because the standard of conduct set forth above has been met. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action suit or proceeding; or (b) if such quorum is not attainable, or even if obtainable, if a majority vote of a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (c) by a majority of a quorum of the shareholders of the corporation consisting of shareholders who were not parties to such action, suit or proceeding.

                            ARTICLE X
     The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an Executive Committee, which committee shall have and may exercise, to the extent provided by law, all of the authority of the Board of Directors in the management of the corporation. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.

                            ARTICLE XI
     Each shareholder shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.

                           ARTICLE XII
     Upon the offering of sale for cash of shares of stock of the corporation, each shareholder shall have the right, during a reasonable time, and on reasonable terms fixed by the directors, to purchase such shares in proportion to their respective holdings of shares of the corporation, unless the shares offered or sold are: (a) treasury shares;
(b) issued as a share dividend; (c) issued or agreed to be issued for consideration other than money; (d) issued by the Board of Directors; (e) issued or agreed to be issued upon conversion of convertible shares authorized in the Articles, or upon exercise of the conversion rights conferred and authorized by the Board of Directors; (f) offered to shareholders in satisfaction of their pre-emptive rights and not purchased by such shareholders, and thereupon issued and agreed to be issued for a consideration no less than that at which such shares were so offered to such shareholders, less reasonable expenses, compensation, or discount paid or allowed for sale, underwriting, or purchase of such shares, unless by the affirmative vote or written order of the holders of two-thirds of the shares otherwise entitled to such pre-emptive rights, if pre-emptive rights are restored as to any of such shares not theretofore issued or agreed to be issued; (g) released from pre-emptive rights by the affirmative vote or written consent of the holders of two thirds of the shares entitled to such pre-emptive rights. Any such vote or consent shall be entered into the records of the corporation and shall be binding on all shareholders and their transferee for the time specified in such note or consent up to but not exceeding one year, and shall protect all persons who within such time acquire the shares or options on or conversion or other rights with respect to the share so released; (h) released form pre-emptive rights by the affirmative note or written consent of the holders of a majority of the shares entitled to such pre-emptive rights, for offering and sale, or the grant of options with respect thereto, to any or all employees of the corporation or its subsidiary corporations or to a trustee on their behalf, under a plan adopted or to be adopted by the directors for that purpose.
     The above paragraph notwithstanding, there are no pre-emptive rights when this corporation issues or offers securities in exchange for the outstanding securities of another corporation. Pre-emptive rights apply only to when this corporation sells, or offers for sale, securities for cash securities of another corporation. Pre-emptive rights apply only to when this corporation sells, or offers for sale, securities for cash.

                               ARTICLE XIII
          (THIRTEENTH:  FAIR PRICE AND SUPER VOTE REQUIREMENT)
A.  Definitions as used in this Article Thirteenth
 1. "Affiliate" or "associate" shall have the respective meanings given to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1989.

 2.  A person shall be a "beneficial owner" of any Voting Stock:
     a) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or
     b) which such person or any of its Affiliates or Associates has be itself or with others (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or
     c) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has an agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

 3.  Business Combination" shall include:
     a) Any merger or consolidation of the Corporation or any of its subsidiaries with or into an Interested Shareholder, regardless of which person is the surviving entity;
     b) any sale, lease, exchange, mortgage, pledge, or other disposition (in one transaction or a series of transactions) from the Corporation or any of its subsidiaries to an Interested Shareholder, or from an Interested Shareholder to the Corporation or any of its subsidiaries, of assets having an aggregate Fair Market Value of ten percent (10%) or more of the Corporations total stockholders equity;
     c) the issuance, sale or other transfer by the Corporation or any subsidiary thereof of any securities of the Corporation of any subsidiary thereof to an Interested Shareholder (other than an issuance or transfer of securities which is effected on a pro rata basis to all shareholders of the Corporation):
     d) the acquisition by the Corporation of any of its subsidiaries of any securities of an Interested Shareholder;
     e) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Shareholder;
     f) any reclassification or recapitalization of securities of the Corporation if the effect, directly or indirectly, of such transaction is to increase the relative voting poser of an Interested Shareholder; or
     g) any agreement, contract or other arrangement providing for or resulting in any of the transaction described in this definition of Business Combination.

 4. "Continuing Director" shall mean any member of the Board of Directors of the Corporation which is unaffiliated with the Interested Shareholder and was a member of the Board of Directors prior to the time that the Interested Shareholder became and Interested Shareholder; any successor of a Continuing Director which is unaffiliated with the Interested Shareholder and is approved to succeed a Continuing Director by the Continuing Directors; any member of the Board of Directors who is appointed to fill a vacancy on the Board of Directors who is unaffiliated with the Interested Shareholder and is approved by the Continuing Directors.

 5.  "Fair Market Value" shall mean:
     a) in the case of securities listed on a national securities exchange or quoted in the National Association of Securities

        Dealers Automated Quotations System (or any successor thereof), the highest sales price or bid quotation, as the case may be, reported for securities of the same class or series traded on the national securities exchange or in the over-the-counter market during the 30-day period immediately prior to the date in question, or if no such report or quotation is available, the fair market value as determined by the Continuing Directors; and
     b) in the case of other securities and of other property or consideration(other than cash), the Fair Market Value as determined by the Continuing Directors; provided, however, in the event of the power and authority of the Continuing Directors ceases and terminated pursuant to Subdivision F of this Article THIRTEENTH as a result of there being less than five Continuing Directors at any time, then (a) for purposes of clause (ii) of the definition of "Business Combination," any sale, lease, exchange, mortgage, pledge, or other disposition of assets form the Corporation or any of its subsidiaries to an Interested Shareholder or from an Interested Shareholders to the Corporation or any of its subsidiaries, regardless of the Fair Market Value thereof, shall constitute a Business Combination, and (b) for purposes of paragraph 1 of Subdivision D of this Article Thirteenth, in determining the amount of consideration received or to be received per share by the Independent Shareholders in a Business Combination, there shall be excluded all consideration other than cash and the Fair Market Value of securities listed on a national securities exchange or quoted in the National Association of Securities Dealers Automated Quotations System (of any successor thereof) for which there is a reported sales price or bid quotation, as the case may be, during the 30-day period immediately prior to the date in question.

 6. "Independent Shareholder" shall mean shareholders of the Corporation other than the Interested Shareholder engaged on or proposing the Business Combination.

 7. "Interested Shareholder" shall mean: (a) any person (other than the Corporation or any of its subsidiaries), and (b) the Affiliates and Associated of such person, who, or which together, are:
     a) the beneficial owner, directly or indirectly, of 10% or more of the then outstanding Voting Stock; or
     b) an assignee of or other person who has succeeded to any shares of the Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by an Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

     Notwithstanding the foregoing, no Trust Department, or designated fiduciary or other trustee of such Trust Department of the Corporation or a subsidiary of the Corporation, or similar fiduciary capacity of the Corporation with direct voting control of the outstanding Voting Stock shall be included or considered as an Interested Shareholder. Further, no profit sharing, employee stock ownership, employee stock purchase and savings, employee pension, or other employee benefit plan of the Corporation or any of its subsidiaries, and no trustee of any such plan in its capacity as such trustee, shall be included or considered as an Interested Shareholder.

 8. A "Person" shall mean an individual, partnership, trust, corporation, or other entity and includes any two or more of the foregoing acting in concert.

 9. "Voting Stock" shall mean all outstanding common shares of capital stock of the Corporation.

B. Supermajority Vote to Effect Business Combination. No Business Combination shall be effected or consummated unless:
 1. authorized and approved by Continuing Directors and, if otherwise required by law to authorize or approve the transaction, the approval or authorization of shareholders of the Corporation, by the affirmative vote of holders of shares mandated by the Ohio Revised
     Code: or
 2. authorized and approved by the affirmative vote of holders of not less than 75% of the outstanding Voting Stock voting together as a single class.

     The authorization and approval required by this Subdivision B is in addition to any authorization and approval required by Subdivision C of this Article THIRTEENTH.

C. Fair Price Required to Effect Business Combination. No Business Combination shall be effected or consummated unless:
 1. all the conditions and requirements set forth in Subdivision D of this Article THIRTEENTH have been satisfied; or
 2.  authorized and approved by the Continuing Directors; or
 3. authorized and approved by the affirmative vote of holders of not less than 66 2/3% of the outstanding Voting Stock held be all Independent Shareholders voting together as a single class.

     Any authorization and approval required by this Subdivision C is an addition to any authorization and approval required by Subdivision B of this Article THIRTEENTH.

D. Conditions and Requirements to Fair Price. All the following conditions and requirements must be satisfied in order for clause (1) of Subdivision C of this Article THIRTEENTH to be applicable.
 1. The cash and Fair Market Value of the property, securities or other consideration to be received by the Independent Shareholders in the Business Combination per share for each share of capital stock of the Corporation must not be less than the sum of:
     a) the highest per share price (including brokerage commissions, transfer taxes, soliciting dealer's fees and similar payments) paid by the Interested Shareholder in acquiring any shares; and
     b) the amount, if any, by which interest on the per share price, calculated at the Treasury Bill rate form time to time in effect, from the date the Interested Shareholder first became an Interested Shareholder until the Business Combination has been consummated, exceeds the per share amount of cash dividends received by the Independent Shareholders during such period. The "Treasury Bill Rate" means for each calendar quarter, or part thereof, the interest rate of the last auction in the preceding calendar of 91-day United States Treasury Bills expressed as a bond equivalent yield.

     For purposes of this paragraph (1), per share amounts shall be appropriately adjusted for any recapitalization, reclassification, stock dividend, stock split, reverse split, or other similar transaction. Any

Business Combination which does not result in the Independent Shareholders receiving consideration for or in respect of their shares of capital stock of the Corporation shall not be treated as complying with the requirements of this paragraph (1).

 2. The form of the consideration to be received by the Independent Shareholders owning the Corporation's shares must be the same as was previously paid by the Interested Shareholder(s); provided, however, if the Interested Shareholder previously paid for such shares with different forms of consideration, the form of the consideration to be received by the Independent Shareholders must be in the form as was previously paid by the Interested Shareholder in acquiring the largest number of shares. The provisions of this paragraph (2) are not intended to diminish the aggregate amount of cash and Fair Market Value of any other consideration that any holder of the Corporation's shares is otherwise entitled to receive upon the liquidation or dissolution of the Corporation, under the terms of any contract with the Corporation or an Interested Shareholder, or otherwise.

 3. From the date the Interested Shareholder first becomes an Interested Shareholder until the Business Combination has been consummated, the following requirements must be complied with unless the Continuing Directors otherwise approve:
     a) the Interested Shareholder has not received, directly or indirectly, the benefit (except proportionately as a shareholder) of any loan, advance, guaranty, pledge, or other financial assistance, tax credit or deduction, or other benefit form the Corporation or any of its subsidiaries:
     b) there shall have been no failure to declare and pay in full, when and as due or scheduled, any dividends required to be paid on any class or series of the Corporation's shares.
     c) there shall have been (a) no reduction in the annual rate of dividends paid on Common Shares of the Corporation (except as necessary to reflect any split of such shares), and (b) an increase in the annual rate of dividends as necessary to reflect reclassification (including a reverse split), recapitalization or any similar transaction which has the effect of reducing the number of outstanding Common Shares; and
     d) there shall have been no amendment other modification to any profit-sharing, employee stock ownership, employee stock purchase and savings, employee pension or other employee benefit plan of the Corporation or any of its subsidiaries the effect of which is to change in any manner the provisions governing the voting of any shares of capital stock of the Corporation in or covered by such plan.

 4. A proxy or information statement describing the Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations under it (or any subsequent provisions replacing the Act and the rules and regulations under it) has been mailed at least 30 days prior to the completion of the Business Combination to the holders of all outstanding Voting
     Stock.   If deemed advisable by the Continuing Directors, the proxy or information statement shall contain a recommendation by the Continuing Directors as to the advisability (or inadvisability) of the Business Combination and/or an opinion by an investment banking firm, selected by the Continuing Directors and retained at the expense of the Corporation, as to the fairness (or unfairness) of the Business Combination to the Independent Shareholders.

E. Other Applicable Voting Requirements. The affirmative votes or approvals required to be received from shareholders of the Corporation under Subdivisions B, C, and H of this Article THIRTEENTH shall apply even though no vote of a lesser percentage vote, may be required by law, or by other provisions of these Articles of Incorporation, or otherwise. Any authorization, approval or other action of the Continuing Directors under this Article Thirteenth is in addition to any required authorization, approval or other action of the Board of Directors.

F. Continuing Directors. All actions required or permitted to be taken by the Continuing Directors shall be taken with or without a meeting by the vote or written consent of two-thirds of the Continuing Directors, regardless of whether the Continuing Directors constitute a quorum of the members of the Board of Directors then in office. In the event that the number of Continuing Directors is at any time less than five, all power and authority of the Continuing Directors under this Article THIRTEENTH shall thereupon cease and terminate, including, without limitation, the authority of the Continuing Directors to authorize and approve a Business Combination under Subdivisions B and C of this Article THIRTEENTH and to approve a successor Continuing Director. Two thirds of the Continuing Directors shall have the power and duty, consistent with their fiduciary obligations, to determine for the purpose of the Article THIRTEENTH, on the basis of information known to them:

 1.  whether any person is an Interested Shareholder;
 2.  whether any person in an Affiliate or Associate of another;
 3. whether any person has an agreement, arrangement, or understanding with another or is acting in concert with another; and
 4. the Fair Market Value of property, securities or other considerations (other than cash).

     The good faith determination of the Continuing Directors on such good matters shall be binding and conclusive for purposes of the Article THIRTEENTH.

G. Effects on Fiduciary Obligations of Interested Shareholders. Nothing contained in this Article THIRTEENTH shall be construed to relieve any Interested Shareholder from any fiduciary obligations imposed by law.

H. Repeal. Notwithstanding any other provisions of these Articles of Incorporation (and notwithstanding the fact that a lesser percentage vote may be required by law or other provision of these Articles of Incorporation), the provisions of this Article Thirteenth may not be repealed, amended, supplemented or otherwise modified, unless:

 1. the Continuing Directors (or, if there is no Interested Shareholder, a majority vote of the whole Board of Directors of the Corporation) recommend such appeal, amendment, supplement or modification and such repeal, amendment, supplement or modification is approved by the affirmative vote of the holders of not less than 66-2/3% of the outstanding Voting Stock; or

 2. such repeal, amendment, supplement or modification is approved by the affirmative vote of holders of (a) not less than 75% of the outstanding Voting Stock voting together as a single class, and (b) not less than 66-2/3% of the outstanding Voting Stock held by all shareholders other than Interested Shareholders voting together as a single class.

                             Article XIV
  (FOURTEENTH:  FURTHER CONSIDERATION TO EFFECT BUSINESS COMBINATION)
     No Business Combination (as defined in Article Thirteenth) shall be effected or consummated unless, in addition to the consideration set forth in Subdivisions B, C, D and E of Article THIRTEENTH, the Board of Directors of the Corporation, including the Continuing Directors shall consider all of the following factors and any other factors which it
(they) deem relevant:
 1. the social and economic effects of the transaction on the Corporation and its subsidiaries, employees depositors, loan and other customers, creditors and other elements of the communities in which the Corporation and its subsidiaries operate or are located;
 2. the business and financial conditions and earnings prospects of the Interested Shareholder, including, but not limited to, debt services another existing or likely financial obligations of the Interested Shareholder, and the possible effect on other elements of the communities in which the Corporation aud its subsidiaries operate or are located, and
 3. the competence, experience and integrity of the Interested Shareholder and his (its) or their management.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1999)

                        S - K Reference Number (3)(ii)



                             LNB Bancorp, Inc.
                           Code of Regulations

                           CODE OF REGULATIONS
                                  OF
                            LNB BANCORP, INC.

                                 ARTICLE I
                                 Offices

Section 1. Principal Office. The principal office of the corporation shall be at such place in the City of Lorain, Ohio, as may be designated from time to time by the Board of Directors.

Section 2. Other Offices. The corporation shall also have offices at such other place without, as well as within, the State of Ohio, as the Board of Directors may from time to time determine.

                                 ARTICLE II
                         Meeting of Shareholders

Section 1. Annual Meeting. The annual meeting of the shareholders of this corporation for the purpose of fixing or changing the number of directors of the corporation, electing directors and transacting such other business as may come before the meeting, shall be held on the 3rd Tuesday in April of each year, but if a legal holiday, then on the next business day following, or at such time as may be fixed by the Board of Directors.

Section 2. Special Meetings. Special meetings of the shareholders may be called at any time by the Chairman of the Board of Directors, President, or a Vice President, or a majority of the Board of Directors acting with or without a meeting, or the holder or holders of one-fourth of all shares outstanding and entitled to vote thereat.

Section 3. Place of Meetings. Meetings of shareholders shall be held at the main office of the corporation unless the Board of Directors decides that a meeting shall be held at some other place within or without the State of Ohio and causes the notice thereof to so state.

Section 4. Notice of Meetings. Unless waived, a written, printed or typewritten notice of each annual or special meeting stating the day, hour and place and purpose or purposes thereof shall be served upon or mailed to each shareholder of record (a) as of the day next preceding the day on which notice is given or (b) if a record date therefore is duly fixed, or record as of said date. Such notice shall he given not more than sixty
(60) days, nor less than ten (10) days before any such meeting. If mailed, it shall be directed to a shareholder at his address as the name appears upon the records of the corporation.
     All notices with respect to any shares of record in the names of two or more persons may be given to whichever of such persons is named on the hooks of the corporation and notice so given shall be effective as to all the holders of record of such shares.
     Every person who by operation of law, transfer, or otherwise shall become entitled to any share or right or interest therein shall be bound by every notice in respect of such share which, prior to his name and address being entered upon the books of the corporation as the registered holder of such share, shall have been given to the person in whose name such share appeared of record.

Section 5. Waiver of Notice. Any shareholder, either before or after any meeting, may waive any notice required to be given by law or under these Regulations; and whenever all of the shareholders entitled to vote shall meet in person or by proxy and consent to holding a meeting, it shall be valid for all purposes without call or notice, and at such meeting any action may be taken.

Section 6. Quorum. The shareholders present in person or by proxy at any meeting for the determination of the number of directors, or the election of directors, or for the consideration and action upon reports, required to be laid before such meeting, shall constitute a quorum.
     At any meeting called for any other purpose, the holders of shares entitling them to exercise a majority of the voting power of the corporation, present in person or represented by proxy, shall constitute a quorum, except when a greater proportion is required by law, the Articles of Incorporation or this Code of Regulations.
     At any meeting at which a quorum is present, all questions and business which shall come before the meeting shall be determined by the vote of the holders of a majority of such voting shares as are represented in person or by proxy, except when a greater proportion is required by law or the Articles of Incorporation.
     At any meeting, whether a quorum is present or not, the holders of a majority of the voting shares represented by shareholders present in person or by proxy may adjourn from time to time and from place to place without notice other than by announcement at the meeting. At any such adjourned meeting at which a quorum is present, any business may be transacted which might be transacted at the meeting as originally notified or held.

Section 7. Proxies. Any shareholder of record who is entitled to attend a shareholders' meeting, or to vote thereat or to assent or give consents in writing, shall be entitled to be represented at such meetings or to vote thereat or to assent or give consents in writing, as the case may be, or to exercise any other of his rights, by proxy or proxies appointed by a writing signed by such shareholder, which need not be sealed, witnessed or acknowledged.
     A telegram, cablegram, wireless message or photogram appearing to have been transmitted by a shareholder, or a photograph, photostatic or equivalent reproduction of a writing appointing a proxy or proxies shall be a sufficient writing.
     No appointment of a proxy shall be valid after the expiration of eleven (11) months after it is made, unless the writing specifies the date on which it is to expire or the length of time it is to continue in force.
   Unless the writing appointing a proxy or proxies otherwise provides:
   1. Each and every proxy shall have the power of substitution, and when three (3) or more persons are appointed, a majority of them or their respective substitutes may appoint a substitute or substitutes to act for all;
   2. If more than one proxy is appointed, then (a) with respect to voting or giving consents at a shareholders' meeting, a majority of such proxies as attend the meeting, or if only one attends then that one may exercise all the voting and consenting authority thereat; and if an even number attend and a majority do not agree on any particular issue, each proxy so attending shall be entitled to exercise such authority with respect to an equal number of shares; (b) with respect to exercising any other authority, a majority may act for all;
   3. A writing appointing a proxy shall not be revoked by the death or incapacity of the maker unless before the vote is taken or the authority granted is otherwise exercised, written notice of such death or incapacity is given to the corporation by the executor or the administrator of the estate of such maker or by the fiduciary having control of the shares in respect of which the proxy was appointed;
   4. The presence of a shareholder at a meeting shall not operate to revoke a writing appointing a proxy. A shareholder, without affecting any vote previously taken, may revoke such writing not otherwise revoked by giving notice to the corporation in writing or in open meeting.

Section 8. Voting. At any meeting of shareholders, each shareholder of the corporation shall, except as otherwise provided by law or by the Articles of Incorporation or by these Regulations be entitled to one vote in person or by proxy for each share of the corporation registered in his name on the books of the corporation (1) on the date fixed pursuant to subparagraph (f) of Section 2 of Article IV of these Regulations as to the record date for the determination of shareholders entitled to vote at such meeting, notwithstanding the prior or subsequent sale, or other disposal of such share or shares or transfer of the same on the books of the corporation on or after the date so fixed, or (2) if no such record date shall have been fixed, then at the time of such meeting.

Section 9. Financial Reports. At the annual meeting of shareholders, or the meeting held in lieu thereof, there shall be laid before the shareholders a financial statement consisting of: (1) a balance sheet containing a summary of the assets, liabilities, stated capital, and surplus (showing separately any capital surplus arising from unrealized appreciation of assets, other capital surplus, and earned surplus) of the corporation as of a date not more than four (4) months before such meeting; if such meeting is an adjourned meeting, said balance sheet may be as of a date riot more than four (4) months before the date of the meeting as originally convened; and (2) a statement of profit and loss and surplus, including a summary of profits, dividends paid, and other changes in the surplus accounts of the corporation for the period commencing with the date marking the end of the period for which the last preceding statement of profit and loss under this section was made and ending with the date of said balance sheet.
     An opinion signed by the President or a Vice President or the Treasurer or an Assistant Treasurer, or by a public accountant or firm of public accountants, shall be appended to such financial statement, stating that the financial statement presents fairly the corporation's financial position and the results of its operations in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding period, or such other opinion as is in accordance with sound accounting practice.

Section 10. Action Without Meeting. Any action which may be authorized or taken at any meeting of shareholders may be authorized or taken without a meeting in a writing or writings signed by all of the holders of shares who would be entitled to notice of a meeting of the shareholders held for such purpose. Such writing or writings shall be filed with or entered upon the records of the corporation.


                                ARTICLE III
                                 Directors

Section 1. Number of Directors. The election of directors shall take place at the Annual Meeting of Shareholders, or at a special meeting called for the purpose, and shall be by ballot. Directors shall be elected for one term and shall continue office until their successors are elected and qualified. The number of members of the Board of Directors constituting the entire Board shall be determined by a two-thirds majority vote of the Continuing Directors (or, if there is no Interested Shareholder, a majority vote of the whole Board of Directors of the Corporation), and such exact numbers hall be fifteen (15) until otherwise so determined, provided, however, that in no event shall a change be made to the number of directors elected greater than one position in any one year.

Section 2. Election and Term of Directors. The directors shall be divided into three classes: Class I, Class II, and Class III. Such classes shall be as nearly equal in number as possible. The term of office of the initial Class I directors shall expire at the Annual Meeting of Shareholders in 1984, the term of office of the initial Class II directors shall expire at the Annual Meeting of Shareholders in 1985, and the term of office of the initial Class III directors shall expire at the Annual Meeting of Shareholders in 1986, or thereafter in each case when their respective successors are elected and have qualified. At each annual election held after classification of directors, the directors chosen to succeed those whose terms then expire shall be identified as being of the same class as the directors they succeed and shall be elected for a term expiring at the third succeeding annual meeting of thereafter when their respective successors in each case are elected and have qualified. If the number of directors is changed, any increase or decrease in directors shall be apportioned among the classes so as to maintain all classes as nearly equal in number as possible, and any additional director elected to any class shall hold office for a term which shall coincide with the terms of such class. Upon the effectiveness of this provision, the Board of Directors is authorized to take such steps as are necessary to implement these provisions.

Section 3. Vacancies. Vacancies in the Board of Directors may be filled by a majority vote of the remaining Directors. In the event the remaining Directors see fit to fill such a vacancy, the individual so elected shall serve the unexpired term of the vacated Director whom said individual is replacing, or until such time as a successor is elected and qualified.

Section 4. Nomination of Directors. Nomination for election to the Board of Directors may be made by the Board of Directors or by any stockholder of any outstanding class of capital stock of the Bank entitled to vote for the election of Directors. Nominations, other than those made by or on behalf of the existing management of the Bank, shall be made in writing and shall be delivered or mailed to the President of the Bank, not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of stockholders called for the election of Directors, provided, however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nominations shall be mailed or delivered to the President of the Bank not later than the close of business on the 7th day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder;
   a) the name and address of each proposed nominee;
   b) principal occupation of each proposed nominee;
   c) the total number of shares of capital stock of the Bank that will be voted for each proposed nominee;
   d) the name and resident address of the notifying shareholders; and
   e) the number of shares of capital stock of the bank owned by the notifying shareholder.
   Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.

Section 5. Removal of Directors. A Director shall be removed from the Board of Directors only by the affirmative vote of the holders of 75% of the outstanding voting stock qualified to vote at a meeting for the election of Directors.

Section 6. Amendments. Amendments to any provision of Article III of these Regulations shall require the affirmative vote of the holders of 75% of the outstanding voting stock of the Corporation, unless such amendments are approved by a two-thirds majority of the Continuing Directors (or, if there is no Interested Shareholder, such amendment is approved by a majority vote of the whole Board of Directors), then such amendment procedure shall meet the requirements of Article X, Amendments.
     For purposes of this Article 111, the terms "Continuing Directors(s)" and "Interested Shareholder(s)" are defined in Article XIII of the Articles of Incorporation.

                               ARTICLE IV
               Powers, Meeting and Compensation of Directors

Section 1. Director's Qualifying Shares. The Board of Directors of The Lorain National Bank may hold as directors' qualifying shares a minimum of One Thousand Dollars ($1,000.00) of value (market value) of the shares of the registered bank holding company, which is the parent corporation of the wholly owned subsidiary bank, and in so doing, act as directors duly qualified to serve as directors of the subsidiary bank.

Section 2. Meetings of the Board. A meetings of the Board of Directors shall be held immediately following the adjournment of each shareholders' meeting at which directors are elected, and notice of such meeting need not be given.
     The Board of Directors may, by by-laws or resolution, provide for other meetings of the Board.
     Special meetings of the Board of Directors may be held at any time upon call of the Chairman of the Board of Directors, President, a Vice President, Treasurer, Secretary or any two members of the Board.
     Notice of any special meeting of the Board of Directors shall he mailed to each director, addressed to him at his residence or usual place of business, at least two (2) days before the day on which the meeting is to be held. If the purpose of the meeting, or other exigent events requires the Board of Directors to meet in a more timely manner, in the discretion of the individual(s) calling the meeting, such notice of the meeting may be given by telephone or in person as soon as practicable before the meeting, up to the start of such meeting called. If less than two (2) days notice is given, the purpose of the meeting must be specified in the notice. Every notice shall state the time and place of the meeting. Notice of any meeting of the hoard need not he given to any director, however, if waived by him in writing or by telegraph, cable, radio, wireless, or telephonic communication whether before or after such meeting is held, or if he shall be present at such meeting; and any meeting of the Board shall be a legal meeting without any notice thereof having been given, if all the directors shall be present thereat. Meetings of the Board shall be held at the office of the Corporation in the City of Lorain, Ohio, or at such other place, within or without the State of Ohio, as the Board may determine from time to time and as may be specified in the notice thereof. Meetings of the Board of Directors may also be held by the utilization of simultaneous telephonic communications linking all directors present at such meetings, and all such business conducted via such telephonic communication shall be considered legally enforceable by the Corporation.

Section 3. Quorum. A majority of the Board of Directors shall constitute a quorum for the transaction of business, provided that whenever less than a quorum is present at the time and place appointed for any meeting of the Board, a majority of those present may adjourn the meeting from time to time, without notice other than by announcement at the meeting, until a quorum shall be present.

Section 4. Action Without Meeting. Any action which may be authorized or taken without a meeting in a writing or writings signed by all the directors, which writing or writings shall be filed with or entered upon the records of the corporation.

Section 5. Compensation. The directors, as such, shall not receive any salary for their services, but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board; provided that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of the executive committee or of any standing or special committee may by resolution of the Board be allowed such compensation for their services as the Board may deem reasonable, and additional compensation may be allowed to directors for special services rendered.

Section 6. By-Laws. For the government of its actions, the Board of Directors may adopt by-laws consistent with the Articles of Incorporation and these Regulations.

Section 7. Amendment of Article IV. Amendment to any provision of Article IV of these Regulations shall require the affirmative vote of the holders of 75% of the outstanding voting stock of the Corporation, unless such amendment is approved by a two-thirds of the Continuing Directors (or, if there is no Interested Shareholder, such amendment is approved by a majority vote of the whole Board of the Corporation), then such amendment procedure shall meet the requirements of Article X, Amendments.
     For purposes of this Article IV, the terms "Continuing Directors(s)" and "Interested Shareholders(s)" are (refined in Article XIII of the Articles of Incorporation.

                                ARTICLE V
                               Committees

Section 1. Committees. The Board of Directors may by resolution provide for such standing or special committees as it deems desirable, and discontinue the same at pleasure. Each such committee shall have such power and perform such duties, not inconsistent with law, as may be delegated to it by the Board of Directors. Vacancies in such committees shall he filled by the Board of Directors or as it may provide.

                                ARTICLE VI
                                 Officers

Section 1. General Provisions. The Board of Directors shall elect a President, such number of Vice Presidents as the Board may from time to time determine, a Secretary, and Treasurer, and, in its discretion, a Chairman of the Board of Directors and a Vice Chairman of the Board of Directors. The President or the Chairman of the Board of Directors shall be the Chief Executive Officer of the Corporation, as the Board of Directors, from time to time, determines. The Board of Directors may from time to time create such other officers, subordinate officers and assistant officers as may determine. The President and the Chairman of the Board shall be, but the other officers need not be, chosen from among the members of the Board of Directors.

Section 2. Term of Office. The officers of the corporation shall hold office at the pleasure of the Board of Directors and, unless sooner removed by the Board of Directors, until the reorganization meeting of the Board of Directors following the date of their election and until their successors are chosen and qualified.
     The Board of Directors may remove any officer at any time, with or without cause, by a majority vote.
     A vacancy in any office, however created, shall be filled by the Board of Directors.

                               ARTICLE VII
                            Duties of Officers

Section 1. Chairman of the Board. The Chairman of the Board, if one be elected, shall preside at all meetings of the shareholders and Board of Directors and shall have such other powers and duties, including those of the Chief Executive officer of the corporation, as may be prescribed by the Board of Directors or prescribed by Ohio's General Corporate Act.

Section 2. Vice Chairman of the Board. The Vice Chairman of the Board, if one be elected, shall preside at all meetings of the shareholders and Board of Directors, in the absence of the Chairman of the Board, and shall have such other powers and duties, as may be prescribed by the Board of Directors or prescribed by Ohio's General Corporate Act.

Section 3. President. The President shall have the authority to sign all certificates for shares and all deeds, mortgages, bonds, contracts, notes and other instruments requiring his signature; and shall have such other powers and duties, including those of the Chief Executive Officer of the corporation, as may be prescribed by the Board of Directors or prescribed by Ohio's General Corporate Act. In the absence of, or if a Chairman of the Board shall not have been elected or a Vice Chairman of the Board shall not have been elected, the President shall preside at the meetings of the shareholders and the meetings of the Board of Directors.

Section 4. Vice Presidents. The Vice Presidents shall perform such duties as are conferred upon them by these regulations or as may from time to time be assigned to them by the Board of Directors, the Chairman of the Board, or the President. The authority of the Vice Presidents to sign in the name of the corporation all certificates for shares and authorized deeds, mortgages, bonds, contracts, notes and other instruments, shall be coordinated, by appropriate resolution by the Board of Directors, with like authority of the President. Any one or more of the Vice Presidents may be designated as a "Executive Vice President" or Senior Vice President."

Section 5. Secretary. The Secretary shall keep minutes of all the proceedings of the shareholders and Board of Directors, and shall make proper record of the same, which shall be attested by him, sign all certificates for shares, and all deeds, mortgages, bonds, contracts, notes, and other instruments executed by the corporation requiring his signature; give notice of meetings of shareholders and directors; produce upon request at each meeting of shareholders for the election of directors a certified list of shareholders arranged in alphabetical order; keep such books as may be required by the Board of Directors and file all reports to

States, to the Federal Government, and to foreign countries; and perform such other and further duties as may from time to time be assigned to him by the Board of Directors, the Chairman of the Board, or by the President.

Section 6. Treasurer. The Treasurer shall have general supervision of all finances; he shall receive and have in charge all money, bills, notes, deeds, leases, mortgages and similar property belonging to the corporation, and shall do with the same as may from time to time be required by the Board of Directors. He shall cause to be kept adequate and correct accounts of the business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, stated capital, and shares, together with such other accounts as may be required, and, upon the expiration of his term of office, shall turn over to his successor or the Board of Directors all property, books, papers and money of the corporation in his hands; and he shall perform such other duties as from time to time may be assigned to him by the Board of Directors.

Section 7. Assistant and Subordinate Officers. The Board of Directors may appoint such assistant and subordinate officers as it may deem desirable. Each such officer shall hold office during the pleasure of the Board of Directors, and perform such duties as the Board of Directors may prescribe.

Section 8. Director Emeritus-Consultant. An individual who was formerly a Director of this corporation may be appointed to the position of Director Emeritus-Consultant, after he has retired from being an active member of the Board of Directors. The Board of Directors may appoint a retired Director of LNB Bancorp, Inc., Director Emeritus-Consultant, as it may deem desirable. Each such Director Emeritus-Consultant shall hold office during the pleasure of the Board of Directors and perform such duties as the Board of Directors may prescribe. This position is further qualified as follows:
   a) A Director Emeritus-Consultant may attend meetings of the Board of Directors.
   b) A Director Emeritus-Consultant will be paid at the same rate a Director is paid, for those meetings he attends.
   c) A Director Emeritus-Consultant will have no vote at said Board meetings.

Section 9. Duties of Officers May Be Delegated. In the absence of any officer of the corporation, or for any other reason the Board of Directors may deem sufficient, the Board of Directors may delegate, for the time being, the powers or duties, or any of them, of such officer to any other officer, or to any other Director.

                             ARTICLE VIII
                        Certificates for Shares

Section 1. Form and Execution. Certificates for share shall be issued to each shareholder in such form as shall be approved by the Board of Directors. Such certificates shall be signed by the Chairman of the Board of Directors or the President or a Vice President or by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the corporation, which certificates shall certify the number and class of shares held by the shareholder in the corporation, but no certificates for shares shall be delivered until such shares are fully paid. When such a certificate is countersigned by an incorporated transfer agent or registrar, the signature of any said officers of the corporation may be facsimile, engraved, stamped or printed. Although any officer of the corporation whose manual or facsimile signature is affixed to a shares certificate shall cease to be such officer before the certificate delivered, such certificate, nevertheless, shall be effective in all respects when delivered.
     Such certificates for shares shall be transferable in person or by attorney, but, except as hereinafter provided in the case of lost, mutilated or destroyed certificates, no transfer of shares shall be entered upon the records of the corporation until the previous certificates, if any, given for the same shall have been surrendered and canceled.

Section 2. Lost, Mutilated or Destroyed Certificates. If any certificate for shares is lost, mutilated or destroyed, the Board of Directors may authorize the issuance of a new certificate in place thereof upon such terms and conditions as it may deem advisable. The Board of Directors in its discretion may refuse to issue such new certificates until the corporation has been identified by a final order or decree of a court of competent Jurisdiction.

Section 3. Registered Shareholders. A person in whose name shares are of record on the books of the corporation shall conclusively be deemed the unqualified owner thereof for all purposes and to have capacity to exercise all rights of ownership. Neither the corporation nor any transfer agent of the corporation shall be bound to recognize any equitable interest in or claim to such shares on the part of any other person, whether disclosed upon such certificate or otherwise, nor shall they be obliged to see to the execution of any trust or obligation.

                                 ARTICLE IX
                                 Fiscal Year

     The fiscal year of the corporation shall end on the 31st day of December in each year, or on such other day as may be fixed from time to time by the Board of Directors.

                                  ARTICLE X
                                 Amendments

     These Regulations may be amended or repealed at any meeting of shareholders called for that purpose by the affirmative vote of the holders or record of shares entitled them to exercise a majority of the voting power on such proposal or, without a meeting, by the written consent of the holders of record of shares entitling them to exercise a Majority of the voting power on such proposal.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1999)

                           S - K Reference Number (13)





                     Third Quarter Report to Shareholders of
                   LNB Bancorp, Inc. (dated September 30, 1999)
                                 EDGAR Version




DESCRIPTION:
Three sided pamphlet:

Outside cover: tan with white stripe

Third Quarter Report

LNB Bancorp, Inc. Logo on right hand side

LNB Bancorp, Inc.
September 30, 1999


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending September 30, 1999 and September 30, 1998, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Nine Months ended September 30, 1999 and September 30, 1998, respectively, Investment and Trust Services Division
Banking Offices and ATMS

Message to Our Shareholders

It's a pleasure to report that we are well on our way to another successful year of operations at LNB Bancorp, Inc. and its wholly owned subsidiary, The Lorain National Bank. As of September 30, 1999, we have achieved significant growth in earnings, dividends, assets, loans, deposits and shareholders' equity.

We are pleased to announce that earnings increased 10% in the first nine months ended September 30, 1999 compared with the same period one year ago. Earnings for the first nine months of 1999 reached $5,787,000, up from $5,258,000 during the first nine months of 1998. Earnings for the third quarter of 1999 were strong, at $1,991,000 compared with $1,826,000 for the third quarter of 1998.

Basic earnings per share for the first nine months of 1999 reached $1.40, a 10% increase from the $1.27 per basic share reported for the same period in 1998. Earnings thus far in 1999 were higher than a year ago because of higher net interest income and other noninterest income, offset in part by higher loan loss provision and operating expenses. Increases in net interest income for the nine months were fueled by strong loan growth.

Cash dividends declared per share for the first nine months of 1999 increased 10% compared with the same period last year. The year-to-date cash dividends declared per share in 1999 increased by $.06 to $.67 per share, up from $.61 per share in 1998.

Asset growth improved substantially. Total assets climbed 12% to $587.5 million at September 30, 1999, up $63.9 million from September 30, 1998. Net loans grew by $52.3 million from one year ago to $409.4 million at September 30, 1999, for a 14% increase. Consumer and commercial loan growth accounted for 50% and 39% of total loan growth, respectively, while mortgage loans accounted for 11% of total loan growth during the 12 months ended September 30, 1999.

Total deposits climbed 10% to $475.1 million, up $41.8 million from one year ago. Increases in demand, savings and certificates of deposit accounted for the deposit increase. Federal Home Loan Bank (FHLB) advances increased to $34.3 million at September 30, 1999, up $32.3 million from one year ago. Of this increase, $20.0 million and $2.3 million in FHLB advances were used to fund a portion of the growth in consumer and commercial loans, respectively. The remainder of the FHLB advances are designated for potential Y2K liquidity purposes.

Total shareholders' equity increased by $2.3 million during the 12 months ended September 30, 1999, for a 5.% increase. Total shareholders' equity amounted to $50.5 million or $12.26 per share at September 30, 1999 compared with $48.2 million or $11.55 per share at September 30, 1998. The annualized return on average shareholders' equity rose to 15.58% for the nine months ended September 30, 1999, from 15.09 for the same period one year ago.

We appreciate and thank you for your continuing support and look forward to addressing you after the completion of another year of successful operations.

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

                                      Basic Earnings       Dividends
                Net Income              Per Share          Per Share
  Year     Millions of Dollars           Dollars*           Dollars*

  1999          $5,782                    $ 1.40            $ .67
  1998          $5,258                    $ 1.27            $ .61
  1997          $4,780                    $ 1.14            $ .49
  1996          $4,280                    $ 1.02            $ .43
  1995          $3,574                    $ 0.86            $ .37



*Adjusted for stock dividends and splits

Consolidated Balance Sheets

September 30                                    1999             1998
--------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                     $ 19,937,000    $ 22,054,000
Federal Funds Sold and
 Short-Term Investments                       12,926,000       3,936,000
Federal Home Loan Bank and Federal Reserve
 Bank Stock, at Cost                           2,670,000       2,155,000
Securities Held to Maturity, at Cost          44,415,000      68,848,000
Securities Available for Sale, at Fair Value  75,756,000      46,914,000
Loans                                        413,544,000     361,799,000
Reserve for Possible Loan Losses              (4,108,000)     (4,675,000)
--------------------------------------------------------------------------
NET LOANS                                    409,436,000     357,124,000
--------------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets, (net)                                15,146,000      15,562,000
Accrued Interest Receivable and
 Other Assets                                  7,250,000       7,018,000
--------------------------------------------------------------------------
TOTAL ASSETS                                $587,536,000    $523,611,000
--------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits                $ 79,861,000    $ 74,543,000
Interest-Bearing Deposits                    395,280,000     358,765,000
--------------------------------------------------------------------------
TOTAL DEPOSITS                               475,141,000     433,308,000
--------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
  and Other Short-Term Borrowings             22,710,000      36,222,000
Federal Home Loan Bank Advances               34,345,000       2,045,000
Accrued Interest, Taxes, Expenses and
  Other Liabilities                            4,809,000       3,868,000
--------------------------------------------------------------------------
TOTAL LIABILITIES                            537,005,000     475,443,000
--------------------------------------------------------------------------
Common Stock                                   4,223,000       4,222,000
Additional Capital                            22,604,000      22,602,000
Retained Earnings                             27,233,000      23,681,000
Accumulated Other Comprehensive Income(Loss)    (629,000)        563,000
Treasury Stock, at Cost                       (2,900,000)     (2,900,000)
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    50,531,000      48,168,000
--------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $587,536,000    $523,611,000
--------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with earnings per share on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with dividends per share on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)
                                      Total Shareholders
             Total Assets                   Equity
  Year     Millions of Dollars       Millions of Dollars

  1999          $587.5                    $ 50.5
  1998          $523.6                    $ 48.2
  1997          $496.8                    $ 44.4
  1996          $433.6                    $ 43.3
  1995          $413.5                    $ 40.0

Consolidated Statements of Income
Nine Months Ended September 30,                  1999          1998
-------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans                   $25,189,000    $22,752,000
Interest and Dividends on Securities           5,331,000      5,468,000
Interest on Federal Funds Sold and
 Short-term Investments                          250,000        113,000
--------------------------------------------------------------------------
TOTAL INTEREST INCOME                         30,770,000     28,333,000
--------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                           9,453,000      9,448,000
Interest on Securities Sold Under Repurchase
 Agreements and Other Short-term Borrowings      870,000        882,000
Interest on Federal Home Loan Bank Advances    1,067,000         98,000
--------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                        11,390,000     10,428,000
--------------------------------------------------------------------------
NET INTEREST INCOME                           19,380,000     17,905,000
Provision for Loan Losses                      1,250,000      1,263,000
--------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                              18,130,000     16,642,000
--------------------------------------------------------------------------
OTHER INCOME:
Investment and Trust Services
 Division Income                               1,587,000      1,358,000
Fees and Service Charges                       4,246,000      3,704,000
Gains From Sales of Loans,
 Securities, and Buildings                       158,000            -0-
Other Operating Income                            72,000         49,000
--------------------------------------------------------------------------
TOTAL OTHER INCOME                             6,063,000      5,111,000
--------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                 7,481,000      6,576,000
Net Occupancy Expense of Premises              1,136,000      1,005,000
Furniture and Equipment Expenses               1,627,000      1,617,000
Supplies and Postage                             727,000        790,000
Ohio Franchise Tax                               414,000        353,000
Other Operating Expenses                       4,020,000      3,464,000
--------------------------------------------------------------------------
TOTAL OTHER EXPENSES                          15,405,000     13,805,000
--------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     8,788,000      7,948,000
--------------------------------------------------------------------------
Income Taxes                                   3,001,000      2,690,000
--------------------------------------------------------------------------
NET INCOME                                    $5,787,000      $5,258,000
--------------------------------------------------------------------------
--------------------------------------------------------------------------
PER SHARE DATA:
--------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                          $ 1.40       $ 1.27
DILUTED EARNINGS PER SHARE                        $ 1.40       $ 1.27
--------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                      $  .67       $  .61
==========================================================================

Logos FDIC Insured, Federal Home Loan Bank System, Equal Housing Lender

Investment and Trust Services Division

The Investment and Trust Services Division of Lorain National Bank continues rapid growth with assets under management climbing to $369.2 million as of September 30, 1999. Up $83.7 million from one year ago, this represents a 29% increase. The Division's fee income increased 17% for the first nine months of 1999 to $1,587,000. Lorain National Bank's Investment and Trust Services Division serves more than 1,000 individual and corporate clients.

The Investment and Trust Services Division offers a comprehensive range of high quality products and investment services designed to satisfy a wide range of customer needs. The major areas of services and products include investment agencies, employee benefit plans, personal trust services and non-profit agency accounts. Personal attention and prompt response are the hallmarks of the service provided to our clients.

As one of the areas largest providers of investment management services and trust services, the Division is able to serve the investment needs of a variety of clients. With the addition of an investment and trust office at the Ely Square branch office, we now have the following two convenient locations to serve you.

  Main Office                         Ely Square Office
  457 Broadway                        124 Middle Avenue
  Lorain, Ohio 44052                  Elyria, Ohio 44035
  Telephone:(440) 244-7226            Telephone:(440) 244-7133 or 323-2374

We invite you to meet our investment and trust professionals. Collectively, they have more than 130 years of experience. They would be pleased to work with you, your attorney, your accountant, and/or other business consultants to develop the optimum plan for the management of your assets. If you would like to arrange an appointment with one of our officers to discuss your specific needs, you may contact any of the officers listed below:

   Emma N. Mason               Gerald S. Falcon         Neal Conger
   Senior Vice President and   Vice President and       Vice President and
   Senior Trust Officer        Trust Operations Officer Trust Officer
   (440)244-7226               (440)244-7263            (440)244-7350

   Edward J. Baker             Brian D. Morgan
   Vice President and          Vice President and
   Employee Benefits Officer   Trust Officer
   (440)244-7262               (440)244-7369

We appreciate and thank our existing clients for their continuing support and look forward to establishing and serving new client relationships.

Sincerely,

/s/Emma N. Mason
Emma N. Mason
Senior Vice President and
Senior Trust Officer

ASSETS UNDER MANAGEMENT million of dollars
(An Assets Under Management graph follows in printed version with assets on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

NET INCOME thousands of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Assets Under
               Management               Net Income
  Year     Millions of Dollars    Thousands of Dollars

  1999          $369.2                    $1,587
  1998          $285.5                    $1,358
  1997          $253.3                    $  955
  1996          $185.1                    $  801
  1995          $189.0                    $  756

Back Cover:
White background with tan along top of page and black lettering
Four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

  Lorain Banking Offices           Elyria Banking Offices
  Main Office                    **Ely Square Office
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
  (440) 288-9151

**Oberlin Avenue Office
  3660 Oberlin Avenue
  Lorain, Ohio 44053
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
  Elyria, Ohio
                                   All Other Departments &
**Lowe's Home                      Information Not Listed
  Improvement Warehouse            Telebanker (440) 245-4562
  620 Midway Boulevard             Telebanker (800) 610-9033
  Elyria, Ohio                     Toll Free (800) 860-1007
                                   Lorain (440) 244-6000
**Midway Mall Food Court           Elyria (440) 236-5047
  3343 Midway Mall Blvd.
  Elyria, Ohio                     Internet www.4LNB.com

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1999)

                           S - K Reference Number (27)



                             Financial Data Schedule
                        (Follows as a separate document)