Form 10-K
period 1999-12-31
LNB BANCORP INC
filed 2000-03-30
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 1999                           number 0-13203

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

       Title of Each Class       Name of Each Exchange on Which Registered
  Common Stock, Par Value $1.00           NASDAQ - National Market
           Per Share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 2000 was approximately $60,618,000.

   The number of shares of Registrant's Common Stock outstanding on February 29, 2000 was 4,127,161.

   Portions of the 1999 Annual Report to Stockholders of Registrant are incorporated in Parts I, II, III and IV of this report. Portions of the Proxy Statement of Registrant dated March 20, 2000 are incorporated in
Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                1999



                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            3
            c. Description of LNB Bancorp, Inc.'s Business         3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                7
            e. Statistical Disclosure by Bank Holding
               Companies                                           7
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      8
                II. Investment Portfolio                           8
               III. Loan Portfolio                                10
                IV. Summary of Loan Loss Experience               14
                 V. Deposits                                      16
                VI. Return on Equity and Assets                   17
               VII. Short-Term Borrowings                         17
  Item  2   Properties                                            18
  Item  3   Legal Proceedings                                     18
  Item  4   Submission to Matters to a Vote of Shareholders       18

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           21
  Item  6   Selected Financial Data                               21
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         21
            a. Quantitative and Qualitative Disclosures about
               Market Risk                                        21
  Item  8   Financial Statements and Supplementary Data           21
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   22

PART III
  Item 10   Directors and Executive Officers of the Registrant    22
  Item 11   Executive Compensation                                23
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        23
  Item 13   Certain Relationships and Related Transactions        23

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   24

SIGNATURES                                                        25

APPENDIX INDEX                                                    27

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

Upon the consummation of the merger on March 30, 1984, under the Plan of Reorganization, the business of the Bank is conducted by the merged Bank under the name "The Lorain National Bank". Each outstanding share of common stock of the Bank, par value $2.50, was converted into one share of LNB Bancorp, Inc. common stock, par value $2.50. A total of 904,570 shares of corporate stock were issued at the effective date of the merger. On April 8, 1989, the shareholders of the Corporation approved a two-for-one stock split, which reduced the par value to $1.25. On April 20, 1993, the shareholders of the Corporation approved a five-for-four stock split, which reduced the par value to $1.00.

On April 18, 1995, the Corporation's Shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 4,000,000 to 5,000,000 and fix the par value of Common Stock at $1.00 per share to allow for a five-for-four stock split.

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

At a special meeting of shareholders held on December 14, 1999, the Corporation's Shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 5,000,000 to 15,000,000 shares. Also, on December 14, 1999, the Corporation's Shareholders approved an amendment to the Articles of Incorporation to provide for 1,000,000 shares of Voting Preferred Stock.

LNB Bancorp, Inc. has broader corporate powers than the Bank. These corporate powers principally include the power to engage in certain non-banking businesses closely related to banking, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio.

The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March

11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

In February of 2000, the Corporation filed an application with the Federal Reserve Bank of Cleveland to be regulated as a financial holding company. The Corporation will have a more definitive analysis of its status as a financial holding company once the Federal Reserve Board issues final financial holding company regulations.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and the Bank are engaged in one line of business which is banking. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation's business.

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc. is a $599 million locally owned one bank holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

The Lorain National Bank operates 21 retail branches and 27 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake. Lorain National Bank offers a full range of bank products and services while specializing in small business, mortgage, and personal banking services, including investment management and trust services.

The Bank's commercial lending activities consist of commercial loans, working capital loans, commercial mortgage loans, construction loans, equipment loans, equipment leases, letter of credit, revolving line of credit, Small Business Administration loans, government guaranteed loans and Federal Home Loan Bank program loans.

The Bank's residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans plus indirect automobile loans.

The Bank's credit card lending activities consist of Visa Lorain

Lighthouse and VISA Gold cards, ATM cards, Access check card, debit cards and Bankcard Merchant services.

The Bank's range of deposit services include checking accounts, Checkinvest accounts, savings accounts, Holiday savings, money market accounts, market index account, Fortune Fifty accounts(a Senior Citizen program), individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

Other bank services offered include safe deposit boxes, night depository,
U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, payroll direct deposit, cash management services, 24 hour telephone banking with bill paying service, Lockbox, sweep accounts, ACH, discount brokerage services and other services tailored for both individuals and businesses. The Bank's electronic data processing department provides centralized electronic data processing services to local financial intermediaries.

The Investment and Trust Services Division of the Bank performs complete trust administrative functions and offers agency and trust services and Mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities. The Investment and Trust Services Division designs and administers employee benefit plans.

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

The Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $599 million to over $265 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions increased to 15.87% in 1999 compared to 15.41% in 1998, while ranking number two in market share in 1999 and 1998. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits.
Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

Supervision and Regulation

LNB Bancorp, Inc., as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. On September 29, 1994, the BHC Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

The BHC Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. The BHC Act does not place territorial restrictions on the banking subsidiaries of bank holding companies. LNB Bancorp, Inc.'s banking subsidiary is subject to limitations with respect to intercompany loans and investments.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(14) on page 27 of the LNB Bancorp, Inc. 1999 Annual Report. This note is incorporated herein by reference.

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

The Bank is subject to the provisions of the National Bank Act. The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal

Reserve System and the Federal Deposit Insurance Corporation (FDIC). Under the BHC Act, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

The Corporation and its subsidiary bank are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 15 on page 28 of the LNB Bancorp, Inc. 1999 Annual Report and is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. The Bank is required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 45 of the LNB Bancorp, Inc. 1999 Annual Report.

Employees

As of December 31, 1999, the Corporation and the Bank employed 243 full-time employees and 60 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
 SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange
Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 1999 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 1999, 1998, and 1997 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 39 of the LNB Bancorp, Inc. 1999 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1999 and 1998 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 39 of the LNB Bancorp, Inc. 1999 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                      -----------------------------------
(Amounts in Thousands)                   1999          1998         1997
-------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $ 11,075     $ 27,416     $ 11,155
 Securities of other U.S. Government
  agencies and corporations             64,484       50,531        6,031
 Equity securities                         169          181          163
-------------------------------------------------------------------------
Total securities available for sale     75,728       78,128       17,349
-------------------------------------------------------------------------
Securities held to maturity:
 U.S. Treasury securities                  -0-          -0-       66,945
 Securities of other U.S. Government
  agencies and corporations             39,848       33,719       24,996
 States and political subdivisions       4,794        4,483        4,097
-------------------------------------------------------------------------
Total securities held to maturity       44,642       38,202       96,038
-------------------------------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank Stock           $ 2,949     $  2,189     $  1,987
-------------------------------------------------------------------------
Total securities                      $123,319     $118,519     $115,374
-------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
Maturities of nonequity securities owned by the Corporation as of December 31, 1999 are presented below:
                                         Maturing
                     ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
-------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities          $10,008 $ 1,067     $   -0-       $ -0-  $ 11,075
  U.S. Government agencies
   and corporations         997 61,551       1,936         -0-    64,484
-------------------------------------------------------------------------
Total securities
 available for sale     11,005  62,618       1,936         -0-    75,559
-------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury
   securities              -0-     -0-         -0-         -0-       -0-
  U.S. Government agencies
   and corporations        -0-     -0-      39,848         -0-    39,848
  States and political
   subdivisions            328   1,533         197       2,736     4,794
-------------------------------------------------------------------------
Total securities
 held to maturity          328   1,533      40,045       2,736    44,642
-------------------------------------------------------------------------
Total securities       $11,333 $64,151     $41,981      $2,736  $120,201
-------------------------------------------------------------------------
WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 1999:
                                         Maturing
                     -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities         6.35%     5.39%      0.00%        0.00%    6.26%
  U.S. Government agencies
   and corporations   5.94      5.80       5.79         0.00     5.81
-------------------------------------------------------------------------
Total securities
 available for sale   6.17      5.80       5.79         0.00     5.86
-------------------------------------------------------------------------
Securities held to maturity:
  U.S. Treasury
   securities         0.00      0.00       0.00         0.00     0.00
  U.S. Government agencies
   and corporations   0.00      0.00       5.56         0.00     5.56
  States and political
   subdivisions (1)   4.82      4.80       4.96         5.09     4.97
-------------------------------------------------------------------------
Total securities
 held to maturity     4.82      4.80       5.56         5.09     5.50
-------------------------------------------------------------------------
Total securities      6.14%     5.77%      5.57%        5.09%    5.73%

1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 1999.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                       ---------------------------------------------------
(Amounts in Thousands)   1999       1998      1997       1996       1995
--------------------------------------------------------------------------
Commercial           $157,897   $124,875  $120,892   $113,170   $105,847
Mortgage              152,825    147,651   142,223    138,455    124,012
Installment            74,682     65,793    37,250     27,683     23,310
Consumer revolving
 lines of credit       34,112     31,547    30,666     22,765     23,324
--------------------------------------------------------------------------
TOTAL LOANS           419,516    369,866   331,031    302,073    276,493
Reserve for possible
 loan losses           (4,667)    (3,483)   (4,168)    (4,116)    (4,002)
--------------------------------------------------------------------------
NET LOANS            $414,849   $366,383  $326,863   $297,957   $272,491
==========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 1999

(Amounts in Thousands)               1999
----------------------------------------------
Maturing in one year or less    $ 27,873
Maturing after one year,
 but within five years            25,302
Maturing beyond five years       104,722
----------------------------------------------
TOTAL COMMERCIAL LOANS          $157,897
==============================================
Loans repricing beyond one year:
 Fixed rate                       13,672
 Variable rate                   116,352
----------------------------------------------
TOTAL                           $130,024
==============================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other real estate owned, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      1999    1998    1997    1996    1995
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $  816  $  980  $  383  $  641  $  511
   Commercial loans           42      54      42     114     221
   Consumer loans            385      53       0      10       0
-----------------------------------------------------------------
  Total nonaccrual loans   1,243   1,087     425     765     732
   Restructured loans          0       0       0       0       0
   Other Foreclosed Assets   96    1,400      90      39       0
-----------------------------------------------------------------
  Total nonperforming
   assets                 $1,339  $2,487  $  515  $  804  $  732
-----------------------------------------------------------------
 Reserve for loan losses
  to nonperforming assets 348.5%  140.1%  809.3%  511.9%  546.7%
=================================================================
  Accruing loans past due
    90 days               $  555  $  213  $  461  $  357  $  725
  Potential problem
   loans                   4,348   2,941   8,764   1,066     942
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

The level of nonperforming assets remained at a relatively low level from 1995, 1996, 1997 and 1999, while increasing during 1998 due to one significant commercial loan credit of $1,300,000, placed in other foreclosed assets at December 31, 1998, and subsequently liquidated for $1,300,000 in January of 1999 The reserve for loan loss coverage to total nonperforming assets decreased from 8.1 times at 1997 year end to 1.4 times at 1998 year end while increasing to 3.5 times at 1999 year end. This ratio increased in 1999 from the net of: decreases in nonperforming assets in the amount of $1,148,000 and increases in the loan loss reserve of $1,184,000.

The level of nonperforming assets decreased $1,148,000 during 1999. This decrease is the result of a net increase in nonaccrual loans of $156,000 plus decreases in other foreclosed assets in the amount of $1,304,000.

The decrease in other foreclosed assets relates to the liquidation of 1,300,000 from a single commercial credit relationship and $100,000 from one mortgage loan during January 1999. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $397,000 which have been paid off and brought current, loans charged-off in the amount of $470,000, liquidation of nonaccrual loans of $627,000 and increases in nonaccrual principal balances of $1,650,000. The 1999 increase in nonaccrual loans was due primarily to ten commercial loan customers and one mortgage loan customer and several personal loan customers.
Management does not believe that changes in nonaccrual loans is indicative of a failing economy and that this change did not result from any change in underwriting standards.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ended December 31, 1999, the interest income that would have been earned on the nonaccrual loans in the loan portfolio would have been approximately $62,000; however, the interest income actually earned and reported as income in 1999 amounted to approximately $64,000.

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

(2) Potential Problem Loans - As shown in the table on page 11 of Form 10-K, at December 31, 1999, there are approximately $4,348,000 of loans identified on Management's watch list which includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

At December 31, 1999, potential problem loans totaled $4,348,000, a increase of $1,407,000 from one year ago. The increase in potential problem loans is mainly due to two large commercial credit customers added during 1999 in the amount of $1,335,000. Potential problem loans at December 31, 1999 are primarily comprised of five large credits that the Bank is reviewing. About $1,060,000 in potential problem loans relates to credit extended to finance the development of a single-family dwelling subdivision. These credits are being monitored by Management as the creditor liquidates their position through sales of real estate. Another $1,300,000 of these loans relates to the extension of credits to a recreational entertainment center. These credits are being monitored by Management which has noted an increase in net earnings during 1999. Another $675,000 of the potential problem loans relates to the extension of credit to a retail beverage store. About $760,000 in potential problem loans relates to credit extended to a steel frame construction company. The customer has a significant contract scheduled for completion in the first quarter of 2000. Another $575,000 of these loans relates to the extension of credits to a union industrial electrical contractor.
The company is completing a major project in the first quarter of 2000 and is negotiating for another contract. These credits are being monitored by Management after the consolidation of loans. Management does not anticipate any charge-offs relative to these potential problem loans. The potential problem loans in 1995, and 1996 remained at a relatively constant low level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 1999, 1998 or 1997.

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

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 1999, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (21) of the "Notes to Consolidated Financial Statements" which appears on page 32 of the LNB Bancorp, Inc. 1999 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 1999, there are no other interest-bearing assets that would be required to be disclosed under
Item III C.1 or 2 if such assets were loans. The Corporation had $96,000 and $1,400,000 in Other Real Estate Owned at December 31, 1999, and 1998, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for
Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      1999     1998     1997     1996     1995
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 3,483  $ 4,168  $ 4,116  $ 4,002  $ 3,832
Charge-offs:
 Commercial                  (23)  (3,060)    (190)    (296)    (100)
 Real Estate                (359)    (147)    (359)    (185)    (209)
 Consumer                   (668)    (384)    (300)    (191)    (140)
----------------------------------------------------------------------
  Total charge-offs       (1,050)  (3,591)    (849)    (672)    (449)
Recoveries:
 Commercial                   23       29        7       61      163
 Real Estate                 108       71       72       67        5
 Consumer                    103       81       72       58       51
----------------------------------------------------------------------
  Total recoveries           234      181      151      186      219
----------------------------------------------------------------------
Net charge-offs             (816)  (3,410)    (698)    (486)    (230)
----------------------------------------------------------------------
PROVISION FOR LOAN LOSSES  2,000    2,725      750      600      400
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 4,667   $3,483  $ 4,168  $ 4,116  $ 4,002
======================================================================

ANALYTICAL DATA
BALANCES:
 Average total loans    $403,388 $346,161 $315,215 $287,809 $272,011
 Total loans at year
  end                    419,516  369,866  331,031  302,073  276,493
 Net charge-offs             816    3,410      698      486      230
Provision for loan
  losses                   2,000    2,725      750      600      400
Reserve for loan
  losses at year end       4,667    3,483    4,168    4,116    4,002

RATIOS:
Net charge-offs to:
 Average total loans        0.20%    0.99%    0.22%    0.17%    0.08%
 Total loans at year
  end                       0.19     0.92     0.21     0.16     0.08
 Provision for loan losses 40.80   125.14    93.07    81.00    57.50
 Reserve for loan losses   17.48    97.90    16.75    11.81     5.75
Reserve for loan losses to:
 Average total loans        1.16     1.01     1.32     1.43     1.47
 Total loans at year
  end                       1.11      .94     1.26     1.36     1.45

The lower amount of 1999 net charge-offs and the lower provision for loan losses charge to expense resulted from decreases in net charge-offs of commercial loans. Net charge-offs for 1999 showed increases in consumer loans due to increases in the consumer indirect automobile loans booked in late 1998 and early 1999. This was anticipated and reserved for in 1999. The increasing trend in the provision for loan losses charged to expense which occurred from 1995 through 1997 resulted from increases in the loan portfolio. The level of net charge-offs in 2000 is expected to be about $1,200,000.

The Bank's policy is to maintain the reserve for loan losses at a level considered by Management to be adequate for potential future losses. The evaluation performed by the Loan Review Committee is based upon a continuous review of delinquency trends; the amount of nonperforming loans (nonaccrual, restructured, and other real estate owned); loans past due 90 days or more and potential problem loans; historical and present trends in loans charged-off; changes in the composition and level of various loan categories; and current economic conditions.

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Loan Losses on page 14 of the Form 10-K are presented in the following table:

(Amounts in Thousands)      1999     1998    1997    1996    1995
------------------------------------------------------------------
  Commercial              $  -0-   $3,031    $183    $235    $(63)
  Real estate                251       76     287     118     204
  Consumer                   565      303     228     133      89
------------------------------------------------------------------
  Total net charge-offs   $  816   $3,410    $698    $486    $230
==================================================================

Both the provision and the reserve are based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, changes in portfolio mix, current economic conditions, and other factors. Consumer and credit card loans are charged-off within industry norms, while commercial and mortgage loans are evaluated individually. An allocation of the ending reserve for loan losses by major type follows:

 (Amounts in Thousands)       1999    1998    1997    1996   1995
 ----------------------------------------------------------------
  Commercial                $1,803  $1,398  $2,404  $1,429 $1,597
  Real estate                  530     500     733     803    651
  Consumer                   1,236     704     515     381    363
  Off-balance sheet risk       150     125     200     250    250
  Unallocated                  948     759     316   1,253  1,141
------------------------------------------------------------------
  TOTAL                     $4,667  $3,483  $4,168  $4,116 $4,002
==================================================================
This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 1999 provision for loan losses was greater than net charge-offs by $1,184,000. The 1998 provision for loan losses was less than net charge-offs by $685,000. The 1997 provision for loan losses exceeded net charge-offs by
$52,000.   The allocated portion of the reserve for loan losses has
remained relatively consistent during 1995 through 1996 due to a constant loan portfolio mix and a consistent credit risk. The Bank allocates a portion of the reserve for loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to consumer loans increased in 1999 and 1998 due to increases in credit risk from purchases of indirect automobile lending plus increased consumer loan outstandings. The allocated portion of commercial loans increased in 1999 and decreased in 1998 due to credit risk increases in 1999 and decreases in 1998.

The following table shows the percentage of loans in each category to total loans at year end:

                    1999     1998     1997     1996    1995
-------------------------------------------------------------
 Commercial         37.7%    33.8%    36.5%    37.5%   38.3%
 Real estate        36.4     39.9     43.0     45.8    44.8
 Consumer           25.9     26.3     20.5     16.7    16.9
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------
The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans remained relatively constant from 1995 through 1996. During 1998, consumer loans increased by 4.8% with a related decrease in commercial loans of 2.7% and real estate loans of 3.1%. During 1999, the commercial loans as a percentage of total loans increased by 3.9% with a corresponding decrease in consumer loans by 0.4% and real estate loans decreased by 3.5%.

The consumer loan portfolio is running off slightly due to the lack of quality indirect automobile paper. Commercial loans experienced fairly strong growth during 1999. This is the result of increased demand and not reduced credit standards. The commercial loan pending list is at a high level at year end.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.
                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         1999           1998         1997
----------------------------------------------------------------
Demand deposits            $ 81,348       $ 72,575     $ 62,040
NOW accounts                 55,145         51,910       48,913
Money market accounts        17,355         18,599       19,473
Market access accounts        6,646            -0-          -0-
Savings deposits            107,654        103,863       96,708
Time deposits               195,563        178,989      158,789
----------------------------------------------------------------
Total                      $463,711       $425,936     $385,923
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
                                  Years ended December 31,
                       ----------------------------------------
                         1999           1998          1997
---------------------------------------------------------------
NOW accounts             1.19%          1.22%         1.50%
Money market accounts    2.05           2.11          2.14
Market access accounts   4.50           N/M           N/M
Savings deposits         1.98           2.15          2.20
Time deposits            4.81           5.17          5.29
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 1999.

Maturing within 3 months             $ 15,012
After 3 but within 6 months             7,908
After 6 but within 12 months            8,155
After 12 months                         5,261
----------------------------------------------
Total                                $ 36,336
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is presented in the tabular form below.

    December 31,            1999    1998    1997    1996    1995
----------------------------------------------------------------
Return on average assets    1.33%   1.34%   1.41%   1.37%   1.21%
Return on average equity   15.29   14.46   14.51   13.70   12.72
Dividend payout ratio      49.65   52.00   45.26   44.28   43.47

Average equity to
 average assets             8.67    9.27    9.70   10.01    9.55
Net interest margin         4.88    5.17    5.20    5.33    5.14

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 1999, 1998 and 1997 appears on page 25 of the LNB Bancorp, Inc. 1999 Annual Report under footnote (10) "Securities Sold Under Repurchase Agreements and Other Short-Term Borrowings" and is incorporated herein by reference.

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

   Main Office                     457 Broadway, Lorain
   Vermilion Office                4455 Liberty Avenue, Vermilion
   Amherst Office                  1175 Cleveland Avenue, Amherst
   Lake Avenue Office              42935 North Ridge Road, Elyria Township
   Avon Lake Office                240 Miller Road, Avon Lake
   Kansas Avenue Office            1604 Kansas Avenue, Lorain
   Sixth Street Drive-In Office    200 Sixth Street, Lorain
   Pearl Avenue Office             2850 Pearl Avenue, Lorain
   Oberlin Office                  40 East College Street, Oberlin
   West Park Drive Office          2130 West Park Drive, Lorain
   Ely Square Office               124 Middle Avenue, Elyria
   Cleveland Street Office         801 Cleveland Street, Elyria
   Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
   Olmsted Township Office         27095 Bagley Road, Olmsted Township
   Westlake Office                 30210 Detroit Road, Westlake
   Kendal at Oberlin Office        600 Kendal Drive, Oberlin
   The Renaissance Office          26376 John Road, Olmsted Township
   Westlake Village Office         28550 Westlake Village Drive, Westlake
   Cooper Foster Park Road Office  1920 Cooper Foster Park Road, Lorain
   Midway Mall Office              6395 Midway Mall, Elyria
   Village of LaGrange Office      546 North Center Street, LaGrange
   Computer Operations Center      2130 West Park Drive, Lorain
   Maintenance Building            2140 West Park Drive, Lorain
   Purchasing Building             2150 West Park Drive, Lorain
   Branch Administration Building  521 Broadway, Lorain

The Bank also owns automated teller machines and on-line teller terminals, as well as computers and related equipment for use in its business. The Corporate office facility at 457 Broadway is currently utilized at a level of 75%. The remaining space will be utilized as the Bank continues to grow. The Corporation considers its Corporate offices, branch offices and computer operations center to be in good to excellent condition, well maintained and are more than adequate to conduct the business of Banking.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiary is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders of LNB Bancorp, Inc. was held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, December 14, 1999, at 10:00 AM local time for the purpose of considering and voting upon three proposals.

Proxy statements were furnished to shareholders of LNB Bancorp, Inc. (the "Corporation") in connection with the solicitation of proxies by the Board of Directors of the Corporation to be used at the Special Meeting of Shareholders on December 14, 1999.

(b) There was no solicitation of proxies by LNB Bancorp, Inc.'s management for the purpose to elect board of directors.

  Matters voted upon - complete descriptions of the matters voted upon is contained in Item 6.

    (1) AUTHORIZATION OF ADDITIONAL SHARES OF COMMON STOCK - To approve an amendment to the Articles of Incorporation of LNB Bancorp, Inc. to increase the number of authorized shares of Common Stock from 5,000,000 to 15,000,000 shares.

                                       ABSTAIN/     BROKER
                FOR        AGAINST     WITHHELD    NON-VOTES

             3,534,553     116,419      41,890      429,913

    (2) AUTHORIZATION OF PREFERRED STOCK - To approve an amendment to the Articles of Incorporation of LNB Bancorp, Inc. to provide for 1,000,000 authorized shares of Voting Preferred Stock.

                                       ABSTAIN/     BROKER
                FOR        AGAINST     WITHHELD    NON-VOTES

             2,865,383     317,986      47,743      891,663

    (3) ELIMINATION OF PREEMPTIVE RIGHTS - To approve an amendment to the Articles of Incorporation of LNB Bancorp, Inc. to eliminate the preemptive rights of shareholders to purchase additional shares upon issuance.

                                       ABSTAIN/     BROKER
                FOR        AGAINST     WITHHELD    NON-VOTES

             2,886,214     270,398      74,499      891,664

The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of October 27, 1999, the record date of the Special Meeting, was 4,122,775. The above three Proposed Amendments were approved by an affirmative vote of the holders of at least two-thirds (66 2/3%) of the outstanding shares of Common Stock of the Corporation entitled to vote at the Special Meeting which were 4,122,775. The percentage of affirmative votes on the above three proposals is as follows:

                       Affirmative
                           Vote
                        -----------
          Proposal 1       85.73
          Proposal 2       69.50
          Proposal 3       70.00

Certificate of Amended Articles of Incorporation of LNB Bancorp, Inc. (amended as of December 20, 1999), is herein incorporated by reference to
Item 7 Exhibit 99.1 of Form 8-K, dated December 14, 1999.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on pages 1 and 27 of the LNB Bancorp, Inc. 1999 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,124 as of February 29, 2000. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 36 of the LNB Bancorp, Inc. 1999 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 37 - 45 of the LNB Bancorp, Inc. 1999 Annual Report. Also, see
Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 42 - 43 of the LNB Bancorp, Inc. 1999 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors' Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 1999 Annual Report (Appendix 13), pages 14 through
34. The supplementary financial information specified by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 35 of the LNB Bancorp, Inc. 1999 Annual Report.

   Consolidated Balance Sheets as of December 31, 1999 and 1998

   Consolidated Statements of Income
    for the Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements
    December 31, 1999, 1998 and 1997

   Report of Management

   Report of Independent Auditors'

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All Directors of the Bank, prior to the 1984 merger, became Directors of the Bank and of the Corporation. The Officers of the Bank, prior to the merger, became Officers of the Bank and certain Executive Officers became Officers of the Corporation.

"Election of Directors" and "Director's Committees" on pages 4 through 6 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 2000) is incorporated herein by reference. Also, see the additional information presented below which relates to Executive Officers of the Corporation and/or the Bank.
                                                    BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Debra R. Brown       Senior Vice President,         (Not a Director)
(41)                 Branch Administration
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Sandra L. Dubell     Senior Vice President and      (Not a Director)
(54)                 Senior Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Mitchell J. Fallis   Vice President and             (Not a Director)
(45)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Executive Vice President and   (Not a Director)
(49)                 Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President and      (Not a Director)
(53)                 Senior Operations Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President and      (Not a Director)
(62)                 Senior Trust Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President and      (Not a Director)
(53)                 Senior Marketing Officer
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

ITEM 11 - EXECUTIVE COMPENSATION

The information contained on pages 8 through 10 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 2000) is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on page 29 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 2000), relating to "Compliance with Section 16(A) of the Securities Exchange Act" is incorporated herein by reference.

The information contained on pages 18 and 19 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 2000), relating to "Beneficial Ownership of Shares" is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 6, 7, 8, 12, 16 and 17 of the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 20, 2000) is incorporated herein by reference.

Analysis of Loans to Related Parties:

The information contained in Note (6) "Transactions with Related Parties" on page 23 of the LNB Bancorp, Inc. 1999 Annual Report is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors' Report, dated January 28, 2000, appear on pages 14 through 34 of the LNB Bancorp, Inc. 1999 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 1999 and 1998

         Consolidated Statements of Income for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements for the Years
           Ended December 31, 1999, 1998 and 1997

         Report of Management

         Independent Auditors' Report

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Appendix Index which is found on page XX of this Form 10-K.

(b) Reports on Form 8-K

On December 23, 1999, LNB Bancorp, Inc. filed a Form 8-K with the
Securities and Exchange Commission under Item 5 Other Events. LNB Bancorp, Inc. reported:

     (1) The results of a Special Meeting of Shareholders of LNB Bancorp Inc. held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, December 14, 1999, at 10:00 AM local time for the purpose of considering and voting upon three proposals.

     (2) The Press Release of December 21, 1999, to the business community of the Change in Executive Management of LNB Bancorp, Inc. And its wholly owned subsidiary Lorain National Bank.

  Exhibits required by Item 601 Regulation S-K

Reference is made to the Appendix Index which is found on page 27 of this Form 10-K.

(d) See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/Thomas P. Ryan
                                       ------------------------
                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Daniel P. Batista          DIRECTOR        March 21, 2000
-----------------------
Daniel P. Batista

/s/Robert M. Campana          DIRECTOR        March 21, 2000
-----------------------
Robert M. Campana

/s/Terry D. Goode             DIRECTOR        March 21, 2000
-----------------------
Terry D. Goode

/s/Wellsley O. Gray           DIRECTOR        March 21, 2000
-----------------------
Wellsley O. Gray

/s/James R. Herrick           DIRECTOR        March 21, 2000
-----------------------
James R. Herrick

/s/David M. Koethe            DIRECTOR        March 21, 2000
-----------------------
David M. Koethe

/s/Benjamin G. Norton         DIRECTOR        March 21, 2000
-----------------------
Benjamin G. Norton

ABSENT - EXCUSED              DIRECTOR        March 21, 2000
-----------------------
Jeffrey F. Riddell

/s/John W. Schaeffer, M.D.    DIRECTOR        March 21, 2000
-----------------------
John W. Schaeffer, M.D.

/s/Eugene M. Sofranko         DIRECTOR        March 21, 2000
-----------------------
Eugene M. Sofranko

/s/Paul T. Stack              DIRECTOR        March 21, 2000
-----------------------
Paul T. Stack

ABSENT - EXCUSED              DIRECTOR        March 21, 2000
-----------------------
Leo Weingarten

/s/Stanley G. Pijor       CHAIRMAN OF THE     March 21, 2000
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

/s/James F. Kidd          VICE CHAIRMAN OF    March 21, 2000
-----------------------   THE BOARD AND
James F. Kidd             DIRECTOR

/s/Gary C. Smith          PRESIDENT AND       March 21, 2000
-----------------------   CHIEF EXECUTIVE
Gary C. Smith             OFFICER AND
                          DIRECTOR

                          SENIOR VICE
/s/Gregory D. Friedman    PRESIDENT AND       March 21, 2000
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman CPA   OFFICER

/s/Mitchell J. Fallis     VICE PRESIDENT AND  March 21, 2000
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis CPA    OFFICER

                                  LNB Bancorp, Inc.

                                    Appendix Index
                    Pursuant to Item 601 (a) of Regulation S-K
    S-K
 Reference                                                          Page
   Number  Appendix                                                 Number


    (3)    (a)LNB Bancorp, Inc. Amended Articles of                 188
            Incorporation

           (b)LNB Bancorp, Inc. Amended Code of Regulations         190

   (10)    Material Contracts

           (a)Employment Agreement by and between Kevin W. Nelson    30
           and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000.

           (b)Incentive Stock Option Agreement by and between         41
           Kevin W. Nelson and LNB Bancorp, Inc. dated February 13,
           2000.

           (c)Amended Supplemental Retirement Agreement by and       N/A
           between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Appendix
           (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference.

           (d)Employment Agreement by and between Gary C. Smith      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Appendix
           (10a) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (e)Incentive Stock Option Agreement by and between        N/A
           Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Appendix (10b) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (f)Amended Employment Agreement by and between James F.   N/A
           Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Appendix (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (g) Amended Employment Agreement by and between Thomas    N/A
           P. Ryan and LNB Bancorp, Inc. and The Lorain National
           Bank dated March 3, 1999.  Previously filed as Appendix
           (10d) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

    S-K
 Reference                                                          Page
   Number  Appendix                                                 Number

           (h) Branch Purchase and Assumption Agreement by and       N/A
           between KeyBank National Association and the Lorain
           National Bank dated April 10, 1997. Previously filed as Appendix (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.

           (i)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Appendix (10a) to Quarterly
           Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (j)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Appendix(10b) to Quarterly
           Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (k)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Appendix (10c) to
           Quarterly Report on Form 10-Q (Commission File No.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (l)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Appendix
           (10a) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (m)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Appendix
           (10b) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (n)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Appendix (10) to
           Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (o)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Appendix (10) to Annual Report on Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

    S-K
 Reference                                                          Page
   Number  Appendix                                                 Number

           (p)Employment Agreement by and between Lorain National    N/A
           Bank and Stanley G. Pijor dated December 31, 1987.
           Previously filed as Appendix (10) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended
           December 31, 1987 and incorporated herein by reference.

           (q)The Lorain National Bank 1985 Incentive Stock Option   N/A
           Plan dated April 16, 1985.  Previously filed as Appendix
           (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

           (r) Agreement To Join In The Filing of Consolidated       N/A
           Federal Income Tax Returns between LNB Bancorp, Inc.
           and The Lorain National Bank dated December 15, 1986.
           Previously filed as Appendix (10) to Annual Report on
           Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.

   (11)    Statements re: Computation of Per Share Earnings.         45

   (13)    LNB Bancorp, Inc. 1999 Annual Report to Shareholders.     46

   (21)    Subsidiary of LNB Bancorp, Inc.                          156

   (22)    Notice of Annual Meeting to Shareholders and Proxy       157
           Statement (dated March 20, 2000).

   (23)    Consent of Independent Accountants.                      223

   (27)    Financial Data Schedule.                                 225

  (99.1) Annual report on Form 10-K/A of The Lorain National Bank N/A Employee Stock Ownership Plan (registration number
           33-65034) for the plan year ended December 31, 1999 to be filed as an amendment to this annual report on Form 10-K.

  (99.2) Annual report on Form 10-K/A of The Lorain National Bank N/A Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 1999 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Appendix to Form 10 - K

             (for the fiscal year ended December 31, 1999)

                     S - K Reference Number (10a)


          Employment Agreement by and between Kevin W. Nelson and
          LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000.

                     EMPLOYMENT AGREEMENT

  THIS AGREEMENT made at Lorain, Ohio on the 13 day of February, 2000 by and between KEVIN NELSON, referred to below as "Employee", and LNB BANCORP, INC., an Ohio corporation, and LORAIN NATIONAL BANK, a banking organization organized and existing under the laws of the United States of America which, together with their successors and assigns are collectively referred to below as "Employer". Employee and Employer are also referred to below, collectively as the "Parties" and individually as a "Party".

                      R E C I T A L S :

  The Employer desires to secure and retain the services of Employee as its Executive Vice President and Chief Operating Officer from the effective date of this contract, and Employee desires to accept such employment as Executive Vice President and Chief Operating Officer.

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

  NOW, THEREFORE, in consideration of the mutual covenants and conditions herein, the parties do hereby agree as follows:

    1.    Employment and Term.

     1.1 Employee will render professional management services to Employer in the capacity of Executive Vice President anc Chief Operating Officer commencing March 15, 2000 and continue in effect thereafter unless terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7 hereof.

     1.2 He will at all times faithfully, industriously and to best of his ability perform all duties that may be required of him by virtue of his position as Executive Vice President and Chief Operating Officer and all duties set forth in the Employer's Code of Regulations, Bylaws and the policies as adopted by the Employer's Board of Directors. In addition, he shall perform in the same manner any duties assigned or delegated to him by the President and Chief Executive Officer and the Chairman of the Board of Employer.

     1.3 Except as otherwise expressly provided herein, this Agreement represents the entire agreement between Employer and Employee regarding Employee's employment by Employer.

     1.4 Except as otherwise expressly stated herein this Agreement may be changed or amended only by a written document which is clearly designated as an amendment to this specific Agreement and only if such document is signed by both parties.

     1.5 No action by either party and no refusal or neglect of either party to exercise a right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless a waiver is expressed in a written document which is clearly designated as a waiver and unless such document is signed by both parties.

    2.    Compensation.

     2.1 In consideration for the services as Executive Vice President and Chief Operating Officer, Employer agrees to pay Employee the sum of One Hundred Fifteen Thousand Dollars ($115,000.00) for each twelve (12) consecutive monthly period of the Agreement term. The said basic salary shall be payable in twenty-six (26) equal bi-weekly payments during each twelve (12) consecutive monthly period of the Agreement term and prorated if the Agreement term is terminated prior to the completion of a twelve
(12) consecutive monthly period.

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

    3.    Vacation and Time Off.

     3.1 Employee shall be entitled to twenty (20) working days of compensated vacation in each of the contract years, pursuant to the terms and conditions of

Employer's vacation time off policy, to be taken at times mutually agreed upon in advance between Employee and the President and Chief Executive Officer of Employer and/or if appropriate the Chairman of the Board of Directors of Employer.

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

    4.    Fringe Benefits.

     4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer are entitled. In addition thereto, and as additional consideration for Employee accepting the position of Executive Vice President and Chief Operating Officer of Employer, Employer agrees to provide Employee:

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

          G. To pay the initiation fee and monthly dues for a corporate membership for Employee at Spring Valley Country Club, Elyria, Ohio and annual dues for a membership at Fox Creek Golf & Racket Club, Lorain, Ohio. All expenses incurred by Employee at such Clubs in furtherance of Employer's business or interest shall be reimbursed to Employee by Employer upon presentation of appropriate itemization and receipts.

          H. Reimburse Employee reasonable expenses related to the performance of Employee's duties as Executive Vice President and Chief Operating Officer including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of his duties and obligations hereunder; expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Executive Vice President and Chief Operating Officer under this Agreement.

          I. To pay all moving expenses incidental to the relocation of Employee to Lorain County, Ohio in an amount not to exceed Eight Thousand Dollars ($8,000.00). Employee shall furnish to Employer paid receipt or estimate for such moving expense.

          J. Pay Employee's reasonable and customary daily expenses from the date of the commencement of this Agreement to the date of Employee's relocation to a residence in Lorain County, Ohio, but not to exceed a sixty (60) days.

          K. In the event Employee should be unable to sell his residence in the Dayton, Ohio area prior to purchase of a residence in Lorain County, Ohio, Employer will purchase Employee's current residence in Dayton, Ohio area at its fair market value as determined by the average appraisal of the property as prepared by two independent appraisers mutually agreed upon by the parties.

          L. Upon Employee's purchase of a residence in Lorain County, Ohio, Employer agrees to provide Employee mortgage loan financing on such terms and rate as are customarily extended to Employer's preferred customers and to waive all Bank related fees related to the mortgage loan provided such waiver does not violate any governmental or regulatory requirement.

          M. Upon Employee's completion of an undergraduate course of study and the securing of a bachelor degree, Employer agrees to reimburse Employee tuition cost for a course of study to secure an MBA degree from a college or institution mutually agreed upon, in advance, by the parties. The tuition reimbursement obligation provided for in this section shall cease upon termination of this Agreement for any reason.

    5.    Stock Option.

     5.1 Employer grants the Employee an option to purchase Seven Thousand Five Hundred (7,500) shares of common stock of the Employer at a purchase price of Thirty Dollars ($30.00) per share pursuant to the terms and provisions of an Incentive Stock Option Agreement attached hereto marked "Appendix A" and made a part hereof.

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

          F. Upon the termination of this Agreement, pursuant to Subparagraph (A) (but only if Employee terminates the Agreement due to the Employer's breach) or Paragraph (B) all rights, duties and obligations of the parties hereto shall cease except that Employer shall continue to pay Employee his total Lorain National Bank compensation as reflected on his W-2 Federal Income Tax Statement for the prior year for a period one (1) year from the date of termination. In the event the Agreement is
terminated pursuant to Paragraph   hereof, all rights, duties and
obligations of the parties hereto shall cease except that Employer shall continue to pay Employee his total Lorain National Bank compensation as reflected on his W-2 Federal Income Tax Statement for the prior year for a period of two (2) years from the date of termination.

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

               i. Individuals who on January 1, 2000 constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a Director subsequent to January 1, 2000, whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for Director without written objection by such Incumbent Directors to such nomination) shall be deemed to be an Incumbent Director; provided, however, that no individual elected or nominated as a Director of the Employer initially as a result of an actual or threatened election contest with respect to the Directors of any other actual or threatened election contest with respect to Directors or any other actual or threatened solicitation of proxies by or on behalf of any persons other than the Board shall be deemed to be an Incumbent Director.

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

     8.2 Employee acknowledges that all information, knowledge and data connected with or related to the operations of Employer, including without limitation, all techniques, methods, systems, methodologies, facts, data or other information, of whatever kind or whatever form concerning the business or affairs of Employer are valuable, special and unique assets of the Employer and that Employee shall not disclose or divulge any such information, knowledge or data to any person, association, partnership, corporation or entity for any reason or purpose whatsoever.

     8.3 In the event of a breach or a threatened breach by Employee of his obligations under this paragraph 8, Employee hereby acknowledges and stipulates that Employer shall not have an adequate remedy at law, shall suffer irreparable harm and therefore it is mutually agreed and stipulated by the parties hereto that, in addition to any other remedies at law or in equity which the Employer may have, the Employer shall be entitled to obtain in a court of law and/or equity a temporary and/or permanent injunction restraining Employee from any further violation or breach of such covenants.

    9.    Indemnification.

     9.1 Employer hereby indemnifies and saves Employee harmless from and against all claims, liabilities, judgments, decrees, fines, penalties, fees, amounts paid in settlement or any other costs, losses, expenses (including but not limited, attorney fees and court costs) directly or indirectly arising or resulting from or in connection or association with any threatened or pending action, suit or proceedings (whether civil, criminal, administrative, investigatory or otherwise) and any appeals related thereto under which Employee is a party or participant because of Employee's good faith actions or omissions arising from the performance of Employee's duties and obligations under this Agreement except for such claims including court proceedings brought by the respective parties hereto against each other.

     9.2 As a condition precedent to the indemnification and other obligations of Employer under this section 8, Employee must first:

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

    10.   Miscellaneous.

     10.1 This Agreement constitutes the entire agreement between the parties and contains all the agreements between them with respect to the subject matter hereof. It also supersedes any and all other agreements or contracts, either oral or written between the parties with respect to the subject matter hereof.

     10.2 Except as otherwise specifically provided the terms and condition of this Agreement may be amended at any time by mutual agreement of the parties, provided that before any amendment shall be valid or effective it shall have been approved by the Board of Directors of Employer and reduced to writing.

     10.3 The invalidity or unenforceability of any particular provision of this Agreement shall not affect its other provisions and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

     10.4 Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns and upon Employee, his administrators, executors, legatees, heirs and assigns.

     10.5 This Agreement shall be construed and enforced under and in accordance with the laws of the State of Ohio.

  IN WITNESS WHEREOF, the parties have hereunto set their hands the day and year first above written.

In the Presence of:

/s/Beth E. Smith                   /s/Kevin Nelson
_________________________________  __________________________________
                                   Kevin Nelson - "Employee"
/s/Cheryl L. Smith
_______________________________

                                   LNB BANCORP, INC.
/s/Beth E. Smith                   by: /s/Gary C. Smith
________________________________   ________________________________
                                                  "Employer"
/s/Cheryl L. Smith
________________________________

                                   LORAIN NATIONAL BANK
/s/Beth E. Smith                   by: /s/Gary C. Smith
________________________________   ________________________________
                                                  "Employer"
/s/Cheryl L. Smith
________________________________

                          LNB Bancorp, Inc.


                        Appendix to Form 10 - K

             (for the fiscal year ended December 31, 1999)

                     S - K Reference Number (10b)


          Incentive Stock Option Agreement by and between Kevin
          Nelson and LNB Bancorp, Inc. dated February 13, 2000.

                      INCENTIVE STOCK OPTION AGREEMENT

  THIS AGREEMENT is entered into this 13 day of February, 2000, by and between LNB BANCORP, INC., an Ohio corporation (the "Company"), and KEVIN NELSON ("Employee").

                           RECITALS
  The Company is an Ohio corporation. The Company owns all of the outstanding common shares of Lorain National Bank, a banking association organized and existing under the banking laws of the United States of America (the "Bank").

  The Company is issuing the Options provided for in this Agreement to the Employee hereunder in connection with the agreement by Employee to accept a position as Executive Vice President and Chief Operating Officer of the Company and the Bank.

  The Company's Board of Directors has determined that the issuance of options pursuant to this Agreement is in the best interest of the Company and its shareholders.

                          AGREEMENT

  Now, therefore, intending to be legally bound and in consideration of the mutual covenants set forth herein, the parties hereto agree as follows:

1.   Number of Shares and Price Per Share

     A Stock Option for a total of 7,500 shares of Company Common Stock, $1 a value, of the Company is hereby granted to Employee at an exercise price of $30 per share, hereinafter the "Option(s)." All Options granted hereunder are nonqualified stock options.

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

                                     LNB BANCORP, INC. (the "Company")
                                     By: /s/Gary C. Smith
                                     _______________________________
                                     Gary C. Smith, President & CEO

                                              "Company"


                                     /s/Kevin Nelson
                                     __________________________________
                                     Kevin Nelson, "Employee"

                         LNB Bancorp, Inc.



                       Appendix to Form 10 - K

             (for the fiscal year ended December 31, 1999)

                     S - K Reference Number (11)


               Statements re: Computation of Per Share Earnings.

       The statements regarding the Computation of Per Share Earnings is incorporated herein by reference to Footnote 2
           "Earnings Per Share" on page 20 of the LNB Bancorp, Inc.
                           1999 Annual Report

                             LNB Bancorp, Inc.

                          Appendix to Form 10 - K

              (for the fiscal year ended December 31, 1999)

                        S - K Reference Number (13)




                   LNB Bancorp, Inc. 1999 Annual Report
                             to Shareholders.

COVER DESCRIPTION

LNB BANCORP, INC.

Annual Report 1999

Photo of pen on NASDAQ page of financial newspaper.

Front of Cover Flap

                  (LNB Bancorp, Inc. At the Core)

OUR VISION

LNB Bancorp, Inc.'s vision is to become recognized as the most progressive and dynamic, independent provider of financial services in our market.


The mission of LNB Bancorp, Inc. is to be a profitable, responsible, independent business that provides extraordinary service to our customers and community, while maximizing shareholder value and creating a high-quality and challenging work environment for our employees.

OUR MISSION

Back of Cover Flap
                       (Table of Contents)

Financial Highlights . . . . . . . . . . . . . . . . . . IFC

Corporate and Shareholder Information . . . . . . . . . .IFC

Common Stock and Dividends Information . . . . . . . . . . 1

Message to Shareholders  . . . . . . . . . . . . . . . . . 2

Customer Testimonials. . . . . . . . . . . . . . . . . . . 6

Consolidated Balance Sheets  . . . . . . . . . . . . . . .14

Consolidated Statements of Income  . . . . . . . . . . . .15

Consolidated Statements of Cash Flows  . . . . . . . . . .16

Consolidated Statements of Shareholders' Equity  . . . . .17

Notes to Consolidated Financial Statements . . . . . . . .18

Report of Management . . . . . . . . . . . . . . . . . . .34

Report of Independent Auditor's. . . . . . . . . . . . . .34

Selected Unaudited Quarterly Financial Data  . . . . . . .35

Five Year Consolidated Financial Summary . . . . . . . . .36

Management's Discussion & Analysis . . . . . . . . . . . .37

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .46

Directors Emeritii of Lorain National Bank . . . . . . . .46

Officers of Lorain National Bank . . . . . . . . . . . . .47

Earnings and Dividend Performance . . .. . . . . . . . . .48

Banking Offices & ATMs . . . . . . . . . . . . . . . . . IBC


Corporate Profile

LNB Bancorp, Inc. is a $599 million locally owned one bank holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. Lorain National Bank is a member of the Federal Reserve Bank of Cleveland, a voluntary member of the Federal Home Loan Bank of Cincinnati, with its deposits insured by the Federal Deposit Insurance Corporation.

The Lorain National Bank specializes in personal, mortgage, and small business banking services along with investment and trust services, with operations conducted through its main office, branch offices, and ATM network throughout Lorain, eastern Erie, and western Cuyahoga Counties. The Lorain National Bank operates 21 retail branches and 27 ATM's in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake. Lorain National Bank offers products and services by telephone through its 24 hour Telebanker and Telepay systems and provides product and service information on the internet at www.4LNB.com. The Lorain National Bank is an Equal Employment Opportunity, Affirmative Action Employer and an Equal Housing Lender.

Logos for NASDAQ Listing, Federal Deposit Insurance Corporation, Federal Home Loan Bank System and Equal Housing Lender

Inside front cover

                         (Financial Highlights)

DECEMBER 31,                      1999           1998           1989
----------------------------------------------------------------------
BANK OFFICES                        21             21             16
BANK OFFICERS AND STAFF            303            316            294
SHAREHOLDERS                     2,128          2,072          1,497
TOTAL ASSETS              $599,611,000   $541,746,000   $324,010,000
TOTAL DEPOSITS            $456,831,000   $443,848,000   $276,013,000
NET LOANS                 $414,849,000   $366,383,000   $212,459,000
                        ----------------------------------------------
TOTAL CAPITAL             $ 51,053,000   $ 48,676,000   $ 25,511,000
                        ----------------------------------------------
NET INCOME                $  7,641,000   $  6,818,000   $  3,217,000
                        ----------------------------------------------
CASH DIVIDENDS DECLARED   $  3,794,000   $  3,545,000   $  1,148,000
                        ----------------------------------------------
SHARES OUTSTANDING*          4,127,161      4,122,575      2,176,456
                        ----------------------------------------------
*Shares outstanding have been adjusted for five-for-four stock splits in 1995 and 1993, a two-for-one stock split in 1989 and stock dividends.

Corporate and Shareholder Information

Corporate Headquarters
If you need to contact the Corporate headquarters of LNB Bancorp, Inc., call or write to:

LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(800) 860-1007

Annual Meeting
The 2000 Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 10:00 a.m., Eastern Daylight Savings Time, on Tuesday, April 18, 2000 at The Lorain National Bank, 521 Broadway, Lorain, Ohio 44052.

Financial Publication Requests
Copies of the LNB Bancorp, Inc.'s Annual or Quarterly Reports or the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

Independent Auditors
KPMG LLP
1500 National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3495

Products And Services
For specific information on Lorain National Bank's products and services such as credit card, ATM and debit card, bank card merchant services, personal, student, mortgage, home equity, commercial, construction, and Small Business Administration loans, checking, savings and time deposits, 24 hour telephone banking, cash management, insurance, investment and trust services, or data processing, please contact the Lorain National Bank Office located nearest you. For a listing of Bank Offices, see IBC of the 1999 Annual Report.

Quarterly Earnings Reporting
For 2000, LNB Bancorp, Inc.'s quarterly earnings are anticipated to be announces around the fourth Tuesday of April, July, October and January 2001. Any investor desiring a copy of an earnings announcement can obtain one by calling (440) 244-7319 or (440) 989-3360.

STOCK TRANSFER AGENT AND REGISTRAR
Shareholders that hold their shares in physical certificate form, and have requests for information about their share balances, change of name or address, lost certificates, or other shareholder account matters, should call or write to:

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

Registrar and Transfer Company
Dividend Reinvestment Plans
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948

Shareholder Relations
Analysts and investors seeking financial information about LNB Bancorp, Inc. Should call our Shareholder Relations Department at (440) 244-7317 or (800) 860-1007. You may also request financial information on LNB Bancorp, Inc. By completing the postage paid card titled "LNB Bancorp, Inc. - Common Stock" located at the end of this Annual Report. Either way, we would be happy to respond to your requests for information. Information on LNB Bancorp, Inc.'s financial results and Lorain National Bank's products and services can be accessed on the Internet at www.4LNB.com.






LNB Bancorp, Inc. Logo

     (LNB Bancorp, Inc. Common Stock and Cash Dividends Declared)

(Common Stock Trading Ranges and Cash Dividends Declared)
------------------------------------------------------------------------
                   1999             1998
               ------------------------------
                  Bid Price       Bid Price

                High    Low     High    Low
               ------------------------------
First Quarter  $27.50  $25.00  $28.25  $27.25
Second Quarter  26.50   27.50   27.50   27.00
Third Quarter   25.75   28.00   28.00   27.50
Fourth Quarter  26.00   28.00   28.00   27.75

                                  1999             1998
                               ------------------------------
                                  Cash             Cash
                                Dividend         Dividend
                                 Amount           Amount
                               ------------------------------
First Quarter - regular           $.22             $.20
Second Quarter - regular           .22              .20
Third Quarter - regular            .23              .21
Fourth Quarter - regular           .23              .21
Fourth Quarter - EXTRA             .02              .04

The shares of common stock, par value $1.00 per share, of LNB Bancorp, Inc. were traded in 1999 on the over-the-counter market, under the symbol LNBB, primarily through registered brokers in the Corporation's service area. The above bid prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions to the broker-dealer and may not represent actual transactions.

On February 9, 2000, the common stock of LNB Bancorp, Inc. began trading on the Nasdaq Stock Market under the symbol LNBB. The stock is listed as "LNB Bancorp" in the newspapers. LNB Bancorp, Inc.'s CUSIP is
502100 10 0. As of December 31, 1999 LNB Bancorp had 2,128 shareholders of record.

16-YEAR CASH DIVIDEND DECLARED PER SHARE HISTORY
(A 16-year Cash Dividend Declared Per Share History graph with Dividends Declared on the y-axis and years 1984 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


Year    Dividends
1999      $.92
1998      $.86
1997      $.71
1996      $.61
1995      $.52
1994      $.46
1993      $.42
1992      $.38
1991      $.34
1990      $.31
1989      $.29
1988      $.25
1987      $.22
1986      $.20
1985      $.19
1984      $.17

Dividend Information
LNB Bancorp, Inc. Has increased the cash dividend paid to shareholders each year since becoming a Bank Holding Company in 1984. LNB Bancorp, Inc. has increased its quarterly cash dividend declared in the 3rd quarter of each year since 1988.

In addition to the regular quarterly cash dividends, the Board of Directors meets in the fourth quarter of each year to determine whether to approve an extra cash dividend. The extra cash dividend is discretionary and varies based on the Company's current year and near-term profitability.

Shareholders may invest their dividends and make optional cash purchases of LNB Bancorp, Inc. common stock by participating in the Dividend Reinvestment and Cash Stock Purchase Plan. Please see the card insert at the end of this Annual Report to request more information.

Dividend Calendar
Cash dividends on common stock, if approved by the Board of Directors, are customarily paid to shareholders as follows:
  Record Dates:
  March 14, June 13, Sept. 12, and Dec. 12, 2000

  Dividend Payable Dates:
  April 3, July 3, October 2, 2000 and January 2, 2001

LNB Bancorp, Inc. Common Stock Market Makers
First Union Securities, Inc. Richmond, Virginia
Hill, Thompson, Magid & Company, Inc., Jersey City, New Jersey
McDonald and Company Securities Inc., Cleveland, Ohio
National Securities Corp., Seattle, Washington
Sweney, Cartwright and Company, Inc., Columbus, Ohio
END PUBLISHED PAGE 1

                 (Message To Our Shareholders)
Top left column color photograph of Stanley G. Pijor, Chairman of the Board

  It's a pleasure to address you after the close of a very exciting year. In addition to recording our 18th consecutive year of increased earnings and record high cash dividends declared to our shareholders, we expanded our role as the only established, locally owned commercial bank in Lorain County. At year-end we endeavored to tell our story to a much larger investor audience by listing of our common stock on the Nasdaq Stock Market.

18 Years of Earning Growth
  We posted our 18th consecutive year of record earnings during 1999, as net income increased by 12% over 1998, reaching $7,641,000. Basic and diluted earnings per share for 1999 increased 12% to $1.85 compared to $1.65 for 1998. Contributing to the earnings increase were higher net interest income coupled with strong growth in noninterest income and lower loan loss provision, partially offset by increased operating expenses.
The graphs on page 48 depict our consolidated earnings and dividends over the past 10 years.
  Cash dividends declared per share for 1999 increased $.06, or 7%, to $.92 per share, up from $.86 per share in 1998. Total cash dividends declared in 1999, including the $.02 EXTRA dividend declared by the Board of Directors in November, rose to $3,794,000. Total dividends declared eclipsed the $3 million mark for the second time in the history of LNB Bancorp, Inc. In each of the last 12 years, an increase in the regular quarterly cash dividend has been approved by the Board of Directors.
Cash dividend declared in 1999 represent a 231% increase over 1989, when $1,148,000 in cash dividends were declared.
  As of 1999 year end, LNB Bancorp, Inc. achieved significant growth in assets, loans, deposits, other borrowings, dividends and shareholders' equity from one year ago. Total assets climbed 11% to $599.6 million as of December 31, 1999, up $57.8 million from year end 1998. Total loans grew by $49.6 million, or 13%, from one year ago to $419.5 million. Commercial loan growth was robust, accounting for 67% of total loan growth, while consumer and mortgage loan growth accounted for 34% and 10% of total loan growth for 1999, respectively.
  Total deposits climbed 3% to $456.8 million, up $12.9 million from one year ago. Increases in balances of Market Access accounts and certificate of deposit accounts accounted for the increase. Federal Home Loan Bank (FHLB) advances increased to $34.3 million at December 31, 1999, up $12.3 million from one year ago. Of this increase, $2.3 million in FHLB advances funded a portion of commercial and consumer loan growth.
The remaining $10.0 million in FHLB advances was designated for Y2K liquidity purposes. Federal funds purchased increased by $34.0 million during 1999. This increase is attributable to increases in Y2K requirements for cash on hand and other short-term investment needs.
  Shareholders' equity passed the $50 million mark for the first time in the history of LNB Bancorp, Inc. reaching $51.1 million at December 31, 1999, an increase of $2.4 million or 5% over the 1998 year-end equity position. The book value per share climbed to $12.37 at December 31, 1999, compared to $11.81 per share from 1998 year end. The return on average shareholders' equity rose 83 basis points to 15.29% for 1999, compared to 14.46% for 1998.
  Capital ratios remained strong during 1999, with average equity to average assets of 8.7%. The 1999 year end ratio of shareholders' equity to assets continues to remain strong at 8.5%. Year end risk based Tier 1 and total capital ratios were 11.70% and 12.48%, respectively. LNB

Bancorp, Inc. and its subsidiary, The Lorain National Bank, exceed all applicable regulatory capital requirements and are categorized as "well capitalized" - the highest rating category available.

/s/Stanley G. Pijor
-------------------
Stanley G. Pijor
Chairman of the Board

END PUBLISHED PAGE 2

                    (Community Bank Focus)
Top right column color photograph of James F. Kidd, Vice Chairman of the Board

  This is a very exciting yet challenging time for community banks like ours. It's exciting from the standpoint that new opportunities are confronting us at an unprecedented rate. Responding to those challenges includes achieving our growth goals while maintaining a focus on the needs of our four publics - our shareholders, customers, employees and the communities we serve.
  We're privileged to be the only established, locally-owned commercial bank in our market. If we are true to our heritage as a community leader, we are compelled to serve as an advocate for our friends and neighbors. While superior financial performance bodes well for our shareholders, we must also remain a leader in providing quality customer service, a dynamic and rewarding workplace for our employees and a resource for the community.
  Our community bank model has served as the cornerstone of this organization for nearly 95 years. It essentially sets us apart from the competition. While larger competitors have evolved into acquisition-oriented, regional institutions seemingly less customer-focused, we have sought to achieve our financial goals while addressing the human side of the business.

Management Succession
  In 1999, we completed a management succession plan which provides for continuation of current and future growth of our organization. Our new chief executive, Gary C. Smith, is a champion of the community bank model. As an experienced Ohio Community bank president, he fully understands both the challenges and rewards of leading a successful, local bank like ours.
  Gary was brought on nearly a year ago as our senior executive vice president. At year-end, he ascended to the role of president and chief executive officer. To further bolster the plan, we will bring on a new chief operating officer and a new risk assessment officer, both of whom will add value to our organization.
  In September of 2000, Lorain National Bank will celebrated its 95th year of community banking. I have been privileged to be associated with the organization for the past 36 years. In that time, I've come to understand how great an asset a community bank like ours can be to our publics. It is a legacy that Stan Pijor conferred upon me and one that I have passed on to Gary Smith to carry forward into the new millennium.
  It has been a pleasure serving as your bank's chief executive officer and, now as vice chairman of your board of directors. I look forward to serving you in this new and challenging capacity.

/s/James F. Kidd
----------------
James F. Kidd
Vice Chairman of the Board

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL LOANS millions of dollars
(A Total Loans graph follows in printed version with loans on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Total Assets           Total Loans            Net Income
Year     Millions of Dollars    Millions of Dollars    Millions of Dollars
1999         $599.6                 $419.5                 $7,641
1998         $541.7                 $369.9                 $6,818
1997         $490.7                 $331.0                 $6,482
1996         $438.2                 $302.1                 $5,852
1995         $421.6                 $276.5                 $5,003

END PUBLISHED PAGE 3

                         (1999: An Eventful Year)

Top left column color photograph of Gary C. Smith, President and Chief Executive Officer

  It is a pleasure to address our shareholders as your president and chief executive officer. It has been an exciting year for me personally, but more importantly, an eventful year for LNB Bancorp, Inc. and Lorain National Bank.
  I echo Mr. Kidd's sentiments about the challenges before us, but I feel confident that our organization is well-prepared to meet them. We are fortunate to have such experienced and knowledgeable management and staff. We look forward to continuing our service to our four publics in the fine tradition for which LNB is known.
  Lorain National Bank achieved a number of important goals in 1999, including improved delivery systems, new products, preparedness planning and strategic planning.

Delivery Systems
 In asserting our role as Lorain County's leading community bank, it was particularly important to improve visibility in Elyria, the county seat. By relocating our Second Street office to a historic, yet vacant bank building on Ely Square in June, the bank gained considerably improved exposure to downtown traffic.
  The numbers bear out our reasoning for moving to the square. In addition to transferring existing customer accounts to the new site, several new personal and business relationships have been built.
  The move was a win-win situation for our customers, the bank and downtown Elyria. Our customers now have a larger and more convenient place to bank; we now occupy a key piece of real estate on the square and the city has an appropriate tenant in a high-profile facility on Middle Avenue.
  Several acquisition opportunities were investigated during the year, however, we strategically focused on creating value for our shareholders, and decided not to risk dilution for the sake of simply making a deal.
  Automated teller machine users who frequented the area's festivals and community events found Lorain National's Mobile ATM an excellent source of cash. The bank's new ATM on wheels made appearances at several events in 1999, including the Lorain County Fair and the Lorain International Festival and Bazaar. Several additional sites are being considered in 2000.

New Products
 Lorain National is using technology to help bridge the gap between the bank and its business customers with a new product called Professional Choice electronic cash management. Dubbed "PC" for short, this security-rich product enables businesses to use personal computers to assist in the daily handling of funds from their desktop. Business managers may track and manage the flow of funds to, from and within their organization directly from their keyboards.
  Professional Choice is the forerunner of Lorain National's Personal Choice home banking system for consumers, which is currently in development .
  Our Investment and Trust Services Division added a secured link to the bank's Internet website in 1999, which allows its clients to review current account statements. Clients using a secure password entry system, can readily access portfolio information by entering the Trust section of the LNB home page.

  Our commercial lending division added equipment leasing as a new business line in 1999. The program is available to creditworthy businesses seeking the flexibility of leasing while keeping the service they are accustomed to receiving at Lorain National.

END PUBLISHED PAGE 4

                    (1999: An Eventful Year)

  We also added a new retail product to our consumer side entitled the Market Access Account. Market Access is a hybrid transaction account which pays a market rate of interest on balances of $10,000 or more.

Preparedness Planning
 Preparation for entering the Year 2000 may be a distant memory in most people's minds; however, it was a major bank-wide source of time and effort for us in 1999. Our staff performed admirably in the face of such a daunting task, upgrading software, hardware and procedures in the face of the unknown. Though globally it was considered a non-event, at the very least we put our organization through the paces of contingency planning.

Strategic Planning
 It is no secret that LNB Bancorp, Inc. Is seeking to grow in the near future. That growth may come in the form of merger and acquisition or expanding our role as a financial services holding company. Thanks to recently passed federal legislation allowing banks to pursue a greater number of non-banking activities, we are likely to pursue appropriate business opportunities in the near future.
  While we are gratified with our bank's performance to date, we have set our sights on growing, and not simply for the sake of growth, but to add value to our shareholders' investment.
  It is our goal, by January 1, 2004, to become a multi-bank holding company, with non-banking subsidiaries, headquartered in Lorain, Ohio with performance in the top 20 percent of the Bancorp's peer group.

Customers in the Spotlight
  In the pages immediately following this message, we have devoted space to a number of our customers who feel strongly about their relationship with Lorain National and have graciously agreed to express their support in words and pictures from their places of business.
  They are a small sampling of thousands of customers Lorain National serves, yet their thoughts represent the sentiments of many. We are indebted to all of our loyal customers and appreciate their support of our efforts.
  Additionally, within the customer testimonial section, you will find some additional information about the services provided by our rapidly growing Investment and Trust Services Division.

Tech Stock Euphoria
  We must comment on the euphoric exuberance of high tech stocks, which has placed the financial sector in disfavor. Despite LNB Bancorp's continued record performance, we are impacted by this trend.
  The Bancorp will continue to persist as a leading financial performer in preparation for investors who will undoubtedly come to realize the risks that are associated with the highly-speculative nature of the "dot.com" phenomenon.

Looking Forward
  I am truly excited about the opportunities which await us in the coming year. We have a plan of action and a team of management and staff prepared to carry out our mission.
  In closing, I thank you for your support of our activities and look forward to an exciting 2000.

/s/Gary C. Smith
----------------
Gary C. Smith
President and
Chief Executive Officer

END PUBLISHED PAGE 5

                     (Serving Customers)

"When we first started South Shore Electric, Inc., Lorain National Bank was very cooperative and helpful. And now, 16 years later, they continue to be an asset to our business."

Left side of page color photograph of Paul Zielazienski, President of South Shore Electric, Inc., Kay Zielazienski, Secretary, and Jim
Schmittgen, Vice President, Lorain National Bank.

South Shore Electric, an Elyria-based company, has provided electrical contracting service to commercial, industrial and institutional customers in our community for more than 16 years. Husband and wife team, Paul and Kay Zielazienski, and their 40 employees are dedicated to bringing high quality products and services to their clients.

Lorain National is proud to be of help to the Zielazienskis with their banking needs. They're excellent customers and good friends.

END PUBLISHED PAGE 6

                         (Serving Customers)

"We've dealt with other banks in the past. Because they didn't respond to our needs, we don't think they took the interest in our business to heart, the way Lorain National has. Our relationship with Ellen is great - she'd always there when we need her.

Right side of page color photograph of Ellen Walsh, Vice President, Lorain National Bank, Dawn Kost, Secretary, Vicky Slaman, Treasurer, and Valerie Biggs, Vice President of Metro Storage and Crating, Inc.

Metro Storage and Crating, Inc. Is a business built on relationships. Sisters, Dawn. Vicky and Valerie are continuing the business established by their father 34 years ago, on the border of Avon and North Ridgeville. Together, with 10 employees, including company president, James Kost, they turn damaged and discarded wood shipping pallets into reusable ones.

"The gals," as we affectionately call them. Make our banking relationship fun.

END PUBLISHED PAGE 7

                      (Serving the Community)

"Lorain National is my bank. It is one of the most compassionate organizations I've ever been associated with and serves as an excellent resource for the members of the community."

Left side of page color photograph of Emma Mason, Senior Vice President, Lorain National Bank and Evelyn C. France, Executive Director, Women's Development Center, Inc.

Evelyn France has made a career of helping disadvantaged members of the Lorain County community realize their potential through public and private works. Today, as executive director of the Women's Development Center, based at Lorain County Community College, she is helping women get started on the path to rewarding careers in business, and growth in their personal lives.

Lorain National applauds and supports Evelyn's efforts to help our neighbors grow and mesh with the fabric of our diverse community.

END PUBLISHED PAGE 8

                      (Serving Customers)

"During the last recession, Lorain National Bank stood behind us and helped us obtain the success we enjoy today, through friendship and cooperations."

Right side of page color photograph of Edwin F. Klenz, Vice President, Lorain National Bank, and Ed Gargasz, President, Gargasz Inc.

Amherst's Ed Gargasz is one of the most prolific residential builders in Lorain county, with nearly 1,000 homes to his credit. In the past 41 years, many area residents and their children have purchased more than one Gargasz-built home in neighborhoods throughout Lorain and Amherst.

Ed' dozen employees and contract tradesmen have built hundreds of homes recently as part of Lorain County's unbridled growth, including many in the Hidden Valley and Hidden Glen subdivisions.

END PUBLISHED PAGE 9

                        (Serving Customers)

"I have high expectations from the people we employ, the materials that we use and the products we sell. Lorain National knows that we expect the best from our banker too."

Left side of page color photograph of James Markus, President, Norlake Engineered Transformers and Timothy J. Gallagher, Vice President, Lorain National Bank.

When we call on Jim Markus at his Taylor Parkway facility in Elyria, we know delivering products and services that seem "good enough" won't be. So we approach him with the best we have to offer.

We think that's why he switched to Lorain National after dealing with other institutions that didn't measure up to his expectations.

He keeps us on our toes, which makes us a better bank.

END PUBLISHED PAGE 10

                         (Serving Customers)

"In a highly-competitive business like mine, my needs change on a daily basis, so it's comforting to know that no matter how large or small my banking needs are, Lorain National is always there for me."

Right side of page color photograph o Charles Horton, president, ServiceMaster by Horton, and John A. Funderburg, Vice President, Lorain National Bank.

Oberlin's Charles Horton, owner of one of our area's fastest-growing ServiceMaster heavy cleaning franchises, believes that serving his customers and providing growth opportunities for his employees is what makes his 16-year-old business so successful.

"I would like every one of my managers to grow and become owners of their own franchise one day," he says.

END PUBLISHED PAGE 11

                       (Serving the Clients)

"As an attorney, I'm well aware of the investment and trust options available to us. We've chosen Lorain National over other providers for a number of reasons, including performance, attention to detail and a high degree of personal service."

Left side of page color photograph of Edward J. Baker, Vice President, Lorain National Bank, Benjamin F. Barrett, Sr. and Mary Jane Barrett.

We're honored to be a member of Ben and Mary Jane's personal investment team. Their confidence in our investment management expertise and portfolio performance is highly gratifying.

With nearly $400 million in assets under management, our team of professionals has built one of the largest trust and investment departments in northern Ohio.

END PUBLISHED PAGE 12

                   (Investment and Trust Services)

  The Investment and Trust Services Division complements the commercial bank's retail and loan services by providing a wide range of investment products and services. While traditional trust services remain an important function of the Division, retirement services and investment management are of primary interest these days. The Division is an important delivery channel for services which enable the bank to serve all the financial needs of today's customers.
  The investment and trust officers work closely with the loan officers and retail branch officers to assure that the customers of the bank are aware of the investment services that we offer. As a result of this team approach, referrals from other areas of the bank have become a major source of new business for the Division. Outstanding investment performance has prompted many of the Division's present clients to refer their friends and relatives. This has helped fuel the growth of assets under management to nearly $400 million.
  We are able to offer complete retirement planning to both individuals and corporations. Prototype plans, participant record-keeping and rollover Individual Retirement Accounts are just a part of the services available. By continuing to develop relationships with third party providers, we are well positioned to advise and provide modern investment products and services. For those clients who so desire, portfolio information is available at any time via the telephone of the bank's Internet web site at www.4LNB.com.
  Personal service remains the hallmark of the Investment and Trust Services Division. Each staff member is dedicated to meeting the needs of our clients.

/s/Emma N. Mason
----------------
Emma N. Mason
Sr. Vice President and
Senior Trust Officer

INVESTMENT AND TRUST SERVICES FEE INCOME Thousand of Dollars
(An Investment and Trust Services Fee Income graph follows in printed version with fee income on the y-axis and years 1990 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

ASSETS UNDER MANAGEMENT Millions of dollars
(An Assets Under Management graph follows in printed version with assets on the y-axis and years 1990 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

         Investment and Trust       Assets Under
         Services Fee Income         Management
Year     Thousands of Dollars    Millions of Dollars
1999           $2,095                   $392
1998           $1,887                   $321
1997           $1,293                   $248
1996           $1,095                   $204
1995           $1,038                   $179
1994           $  916                   $161
1993           $  825                   $162
1992           $  756                   $150
1991           $  645                   $148
1990           $  643                   $137

END PUBLISHED PAGE 13

                     (Consolidated Balance Sheets)
  December 31,                                        1999          1998
 -------------------------------------------------------------------------
  ASSETS:
  Cash and due from banks (note 3)             $ 28,023,000  $ 26,177,000
  Federal funds sold and short-term investments   9,320,000     6,624,000
  Securities (note 5):
    Available for sale, at fair value            75,728,000    78,128,000
    Held to maturity, at cost (fair value
     $41,819,000 and $38,064,000 respectively)   44,642,000    38,202,000
  Federal Home Loan Bank and Federal Reserve
    Bank stock, at cost                           2,949,000     2,189,000
                                              ----------------------------
  Total securities                              123,319,000   118,519,000
                                              ----------------------------
  Loans (notes 6 and 7):
    Portfolio loans                             409,971,000   359,475,000
    Loans available for sale                      9,545,000    10,391,000
                                              ----------------------------
  Total loans                                   419,516,000   369,866,000
    Reserve for loan losses                      (4,667,000)   (3,483,000)
                                              ----------------------------
  Net loans                                     414,849,000   366,383,000
                                              ----------------------------
  Bank premises and equipment, net (note 8)      11,253,000    10,989,000
  Intangible assets (note 4)                      4,245,000     4,666,000
  Accrued interest receivable                     4,057,000     3,685,000
  Other assets                                    4,449,000     3,303,000
  Other foreclosed assets                            96,000     1,400,000
                                              ----------------------------
  TOTAL ASSETS                                 $599,611,000  $541,746,000
                                              ----------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits (note 9):
    Demand and other noninterest-bearing
      deposits                                 $ 80,654,000  $ 85,558,000
    Savings and passbook accounts               191,928,000   182,011,000
    Certificates of deposit                     184,249,000   176,279,000
                                              ----------------------------
  Total deposits                                456,831,000   443,848,000
                                              ----------------------------
  Securities sold under repurchase agreements
    and other short-term borrowings (note 10)    52,122,000    22,960,000
  Federal Home Loan Bank advances,
    short-term (note 11)                         15,000,000           -0-
  Federal Home Loan Bank advances,
    long-term (note 12)                          19,345,000    22,045,000
  Accrued interest payable                        1,510,000     1,487,000
  Accrued taxes, expenses and other liabilities
    (notes 13 and 17)                             3,750,000     2,730,000
                                              ----------------------------
  Total liabilities                             548,558,000   493,070,000
                                              ----------------------------

  Shareholders' equity: (note 14 and 15)
    Preferred stock, no par value: Shares
     authorized 1,000,000, and shares outstanding, none (note 14)
    Common stock, $1.00 par: Shares authorized 15,000,000
     Shares issued 4,227,161 and 4,222,575, respectively and
     Shares outstanding 4,127,161 and 4,122,575,
      respectively (notes 14, 18, 19 and 20)       4,227,000    4,223,000
    Additional capital                            22,685,000   22,602,000
    Retained earnings (note 16)                   28,057,000   24,210,000
    Accumulated other comprehensive income(loss)  (1,016,000)     541,000
    Treasury stock at cost, 100,000
     and 100,000 shares, respectively             (2,900,000)  (2,900,000)
                                              ----------------------------
  Total shareholders' equity                      51,053,000   48,676,000
                                              ----------------------------
  Commitments and contingencies (notes 8 and 21)
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $599,611,000 $541,746,000
                                              ----------------------------
  See accompanying notes to consolidated financial statements

  END PUBLISHED PAGE 14

                 (Consolidated Statements of Income)

  Years ended December 31,             1999           1998          1997
--------------------------------------------------------------------------
  INTEREST INCOME:
    Interest and fees on loans:
      Taxable                   $ 34,034,000   $ 30,664,000  $ 28,223,000
      Tax exempt                      26,000         42,000        49,000
    Interest and dividends on
        securities:
      U.S. Treasury securities     1,236,000      3,684,000     5,157,000
      U.S. Government agencies
       and corporations            5,505,000      3,194,000     1,299,000
      States and political
       subdivisions                  220,000        204,000       150,000
      Other debt and equity
       securities                    172,000        152,000       134,000
    Interest on Federal funds
      sold and other short-term
      investments                    424,000        238,000       144,000
                              --------------------------------------------
  TOTAL INTEREST INCOME           41,617,000     38,178,000    35,156,000

  INTEREST EXPENSE:
    Interest on deposits:
      Certificates of deposit,
       $100,000 and over           2,580,000      2,327,000     2,285,000
      Other deposits              10,254,000     10,196,000     9,398,000
    Interest on securities sold
      under repurchase agreements and
      other short-term borrowings  1,242,000      1,107,000     1,229,000
    Interest on Federal Home Loan
      Bank advances                1,517,000        369,000        78,000
                              --------------------------------------------
  TOTAL INTEREST EXPENSE          15,593,000     13,999,000    12,990,000
                              --------------------------------------------
  NET INTEREST INCOME             26,024,000     24,179,000    22,166,000
    Provision for loan
      losses (note 7)              2,000,000      2,725,000       750,000
                              --------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES               24,024,000     21,454,000    21,416,000
                              --------------------------------------------
  OTHER INCOME:
    Investment and Trust Services
      Division income              2,095,000      1,887,000     1,293,000
    Service charges on deposit
      accounts                     2,967,000      2,533,000     2,143,000
    Other service charges,
      exchanges and fees           2,798,000      2,515,000     2,316,000
    Gains on sales of
      securities (note 5)                -0-        256,000           -0-
    Gains on sales of bank premises
      and equipment                  162,000            -0-           -0-
    Other operating income            76,000         62,000        51,000
                              --------------------------------------------
  TOTAL OTHER INCOME               8,098,000      7,253,000     5,803,000

  OTHER EXPENSES:
    Salaries and employee benefits
     (notes 17, 18, 19 and 20)    10,056,000      9,153,000     8,652,000
    Net occupancy expense of
     premises (note 8)             1,521,000      1,359,000     1,274,000
    Furniture and equipment
     expenses (note 8)             2,122,000      2,020,000     2,290,000
    Supplies and postage             995,000      1,037,000       967,000
    Other operating expenses       5,945,000      5,292,000     4,204,000
                              --------------------------------------------
  TOTAL OTHER EXPENSES            20,639,000     18,861,000    17,387,000
                              --------------------------------------------
  INCOME FROM OPERATIONS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE       11,483,000      9,846,000     9,832,000
                              --------------------------------------------
    INCOME TAXES (note 13)         3,842,000      3,291,000     3,350,000
                              --------------------------------------------
  INCOME FROM OPERATIONS BEFORE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                       7,641,000     6,555,000      6,482,000
                              --------------------------------------------
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF RELATED INCOME TAXES
   OF $-0-,$136,000 and $-0-(note 5)     -0-       263,000            -0-
                              --------------------------------------------
  NET INCOME                     $ 7,641,000   $ 6,818,000    $ 6,482,000
                              --------------------------------------------
  BASIC EARNINGS PER SHARE
   (note 2)                          $ 1.85        $  1.65        $  1.56
                              --------------------------------------------
  DILUTIVE EARNINGS PER SHARE
   (note 2)                          $ 1.85        $  1.65        $  1.55
                              --------------------------------------------
  DIVIDENDS DECLARED PER SHARE       $  .92        $   .86        $   .71
                              --------------------------------------------

  See accompanying notes to consolidated financial statements.

  END PUBLISHED PAGE 15

                 (Consolidated Statements of Cash Flows)

  Years ended December 31,             1999           1998          1997
 -------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Interest received            $ 41,681,000   $ 38,031,000  $ 34,741,000
   Other income received           7,873,000      6,228,000     5,762,000
   Interest paid                 (15,570,000)   (13,891,000)  (12,874,000)
   Cash paid for salaries
    and employee benefits        (10,013,000)    (8,556,000)   (8,580,000)
   Net occupancy expense of
    premises paid                 (1,184,000)    (1,011,000)     (950,000)
   Furniture and equipment
    expenses paid                   (847,000)      (680,000)     (818,000)
   Cash paid for supplies and
    postage                         (995,000)    (1,037,000)     (967,000)
   Cash paid for other
    operating expenses            (5,521,000)    (4,185,000)   (5,135,000)
   Federal income taxes paid      (4,210,000)    (3,869,000)   (3,176,000)
   Proceeds from sales of
    trading securities                   -0-      7,386,000           -0-
                              --------------------------------------------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES           11,214,000     18,416,000     8,003,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of
    securities held to maturity      689,000     23,447,000    21,906,000
   Proceeds from maturities of
    securities available for sale 26,000,000     29,891,000     5,475,000
   Proceeds from sales of securities
    available for sale                   -0-     17,782,000           -0-
   Purchases of securities
    held to maturity              (8,162,000)   (30,611,000)  (29,319,000)
   Purchases of securities
    available for sale           (25,203,000)   (49,960,000)   (8,511,000)
   Net (increase) in loans made
    to customers                 (50,326,000)   (43,489,000)  (30,034,000)
   Purchases of bank premises,
    equipment and intangible
    assets                        (1,876,000)      (815,000)   (7,280,000)
   Proceeds from sales of
    bank premises and equipment      164,000          4,000        20,000
   Additions to other foreclosed
    assets                           (96,000)           -0-           -0-
   Net proceeds from liquidations
    of other foreclosed assets     1,400,000            -0-           -0-
                              --------------------------------------------
  NET CASH USED IN INVESTING
   ACTIVITIES                    (57,410,000)   (53,751,000)  (47,743,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease)in demand
    and other noninterest-
    bearing deposits              (4,904,000)    16,993,000     4,763,000
   Net increase in savings
    and passbook deposits          9,917,000      9,075,000    13,347,000
   Net increase in certificates
    of deposit                     7,970,000      7,125,000    26,165,000
   Net increase (decrease) in securities sold
    under repurchase agreements and other
    short-term borrowings         29,162,000     (3,790,000)    3,364,000
   Proceeds from Federal Home
    Loan Bank advances            12,300,000     20,000,000       950,000
   Proceeds from line of credit          -0-            -0-     2,400,000
   Cash paid on line of credit           -0-     (2,200,000)     (200,000)
   Purchase of treasury stock            -0-        (57,000)   (2,843,000)
   Proceeds from exercise of
    stock options                     87,000          4,000        21,000
   Dividends paid                 (3,794,000)    (3,421,000)   (2,813,000)
                              --------------------------------------------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                    50,738,000     43,729,000    45,154,000
                              --------------------------------------------
  NET INCREASE IN CASH
    AND CASH EQUIVALENTS           4,542,000      8,394,000     5,414,000
  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR           32,801,000     24,407,000    18,993,000
                              --------------------------------------------
  CASH AND CASH EQUIVALENTS
   AT END OF YEAR               $ 37,343,000   $ 32,801,000  $ 24,407,000
                              --------------------------------------------
  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  NET INCOME                     $ 7,641,000    $ 6,818,000   $ 6,482,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization  1,612,000      1,688,000     1,660,000
    Amortization of intangible
     assets                          421,000        448,000       136,000
    Amortization of deferred loan
     fees and costs, net            (140,000)     1,244,000       378,000
    Provision for loan losses      2,000,000      2,275,000       750,000
    (Increase) in accrued
     interest receivable            (372,000)      (530,000)     (434,000)
    Fair value of trading securities
     transferred from held
     to maturity                         -0-      7,386,000           -0-
    Others, net                       52,000     (1,363,000)     (969,000)
                              --------------------------------------------
  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                    $11,214,000    $18,416,000    $8,003,000
                              --------------------------------------------
  See accompanying notes to consolidated financial statements.

  END PUBLISHED PAGE 16

            (Consolidated Statements of Shareholders' Equity)
                                                            Accumulated
Years Ended                                                     Other
December 31, 1999         Common    Additional   Retained   Comprehensive
  1998 and 1997            Stock      Capital    Earnings      Income
--------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1996      $4,138,000 $20,178,000   $19,873,000 $    9,000
               -----------------------------------------------------------
Comprehensive income:
 Net income for 1997          -0-         -0-     6,482,000        -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax            -0-         -0-           -0-     61,000

Total comprehensive income
Cash dividends declared,
  $.71 per share              -0-         -0-    (2,934,000)       -0-
Issuance of 1,052 shares
  of common stock under
  stock option plans        1,000      20,000           -0-        -0-
 Market value of stock
  issued in payment of 2%
  stock dividend,
  82,790 shares             83,000   2,401,000    (2,484,000)       -0-
 Purchase of 97,996 shares
  treasury stock               -0-         -0-           -0-        -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997       $4,222,000 $22,599,000   $20,937,000   $ 70,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1999       Treasury    Shareholders'
 1998 and 1997            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1996            -0-     $44,198,000
               ----------------------------------
Comprehensive income:
 Net income for 1997         -0-       6,482,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax           -0-          61,000
                                       ----------
Total comprehensive income             6,543,000
Cash dividends declared,
  $.71 per share             -0-      (2,934,000)
Issuance of 1,052 shares
  of common stock under
  stock option plans         -0-          21,000
 Market value of stock
  issued in payment of 2%
  stock dividend,
  82,790 shares              -0-             -0-
Purchase of 97,996 shares
  treasury stock      (2,843,000)     (2,843,000)
                  -------------------------------

Years Ended                            Total
December 31, 1999       Treasury    Shareholders'
 1998 and 1997            Stock       Equity
---------------------------------------------------
BALANCE AT
DECEMBER 31, 1997    $(2,843,000)    $44,985,000
                   --------------------------------
                                                            Accumulated
Years Ended                                                     Other
December 31, 1999         Common    Additional   Retained   Comprehensive
 1998 and 1997            Stock      Capital     Earnings       Income
--------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      $4,222,000 $22,599,000   $20,937,000 $   70,000
               -----------------------------------------------------------
Comprehensive income:
 Net income for 1998          -0-         -0-     6,818,000        -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax            -0-         -0-           -0-    471,000

Total comprehensive income
Cash dividends declared,
  $.86 per share              -0-         -0-    (3,545,000)       -0-
Issuance of 200 shares
  of common stock under
  stock option plans        1,000       3,000           -0-        -0-
Purchase of 2,004 shares
  treasury stock              -0-         -0-           -0-        -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000   $541,000
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1999       Treasury    Shareholders'
 1998 and 1997            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1997     (2,843,000)    $44,985,000
               ----------------------------------
Comprehensive Income:
 Net income for 1998         -0-       6,818,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax           -0-         471,000
                                      -----------
Total comprehensive income             7,289,000
Cash dividends declared,
  $.86 per share             -0-      (3,545,000)
Issuance of 200 shares
  of common stock under
  stock option plans         -0-           4,000
Purchase of 2,004 shares
  treasury stock         (57,000)        (57,000)
BALANCE AT         ------------------------------
DECEMBER 31, 1998   $ (2,900,000)    $48,676,000
                   ------------------------------

                                                            Accumulated
Years Ended                                                     Other
December 31, 1999         Common    Additional   Retained   Comprehensive
 1998 and 1997            Stock      Capital     Earnings       Income
--------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000 $   541,000
               -----------------------------------------------------------
Comprehensive income:
 Net income for 1999          -0-         -0-     7,641,000         -0-
 Change in unrealized
  (loss) on securities
  available for
  sale, net of tax            -0-         -0-           -0-  (1,557,000)

Total comprehensive income
Cash dividends declared,
  $.92 per share              -0-         -0-    (3,794,000)        -0-
Issuance of 200 shares
  of common stock under
  stock option plans        4,000      83,000           -0-         -0-
               -----------------------------------------------------------
BALANCE AT
DECEMBER 31, 1999      $4,227,000 $22,685,000   $28,057,000 $(1,016,000)
               -----------------------------------------------------------
Years Ended                            Total
December 31, 1999       Treasury    Shareholders'
 1998 and 1997            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1998     (2,900,000)    $48,676,000
               ----------------------------------
Comprehensive Income:
 Net income for 1999         -0-       7,641,000
 Change in unrealized
 (loss) on securities
  available for
  sale, net of tax           -0-      (1,557,000)
                                      -----------
Total comprehensive income             6,084,000
Cash dividends declared,
  $.92 per share             -0-      (3,794,000)
Issuance of 200 shares
  of common stock under
  stock option plans         -0-          87,000
                  -------------------------------
BALANCE AT
DECEMBER 31, 1999   $ (2,900,000)    $51,053,000
                  -------------------------------

See accompanying notes to consolidated financial statements.

Disclosure of reclassification amount:

The following discloses the reclassification adjustments for Accumulated Other Comprehensive Income:

Years ended December 31,                   1999        1998       1997
-------------------------------------------------------------------------
Unrealized holding gains(losses)
 arising during the year, net of tax   $(1,557,000)  $640,000   $ 61,000
Reclassification adjustment for gains
 (losses) included in net income, net
 of tax of $0, $87,000 and $0, for
 1999, 1998 and 1997, respectively.            -0-    169,000        -0-
                                         --------------------------------
Change in unrealized gains(loss) on
 securities available for sale, net
 of tax                                $(1,557,000)  $471,000   $ 61,000
                                         --------------------------------

END PUBLISHED PAGE 17

              (Notes to Consolidated Financial Statements)

December 31, 1999, 1998 and 1997

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and its wholly owned subsidiary, The Lorain National Bank (the Bank). The term "the Corporation" refers to LNB Bancorp, Inc. And its wholly owned subsidiary, The Lorain National Bank. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.
Areas involving the use of Management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, the determination and carrying value of impaired loans, the carrying value of loans available for sale, the carrying value of other real estate, depreciation of premises and equipment, the postretirement benefit obligation, the actuarial present value of pension benefit obligations, net periodic pension expense and prepaid pension costs recognized in the Corporation's financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

(c) Industry Segment Information:
The Corporation's activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a one-bank holding company engaged in the business of commercial and retail banking and investment management and trust services, with operations conducted through its main office and branches located throughout Lorain, eastern Erie and western Cuyahoga Counties of Ohio. This market provides the source for substantially all of the Bank's deposit, loan and trust activities. The majority of the Bank's income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

(d) Cash and Cash Equivalents:
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

(e) Securities:
Debt securities are classified as held to maturity, trading, or available for sale. Securities which are classified as being held to maturity are stated at cost based on the Corporations's intent and ability to hold until maturity. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income, net of tax. Securities classified as trading are carried at fair value with
unrealized gains and losses included in earnings.   Gains or losses on
dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method.

(f) Loans Available for Sale:
The Bank has identified certain mortgage, commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. New unrealized losses are recognized in a valuation allowance and by changes to income.

(g) Reserve for Loan Losses:
Because some loans may not be repaid in full, a reserve for loan losses is recorded. The reserve is increased by provisions charges to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover probable loan losses inherent in the loan portfolio that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

END PUBLISHED PAGE 18

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded investment in the loan, an impairment reserve is established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending upon the adequacy of the reserve for loan losses. The provision for loan losses is determined based on Management's evaluation of the loan portfolio and the adequacy of the reserve for loan losses under current economic conditions and such other factors which, in Management's judgement, deserve current recognition.

(h) Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets. Upon the sale or other disposition of assets, the cost and related accumulated depreciation are retired and the resulting gain or loss is recognized. Maintenance and repairs are charged to expenses as incurred, while renewals and improvements are capitalized. Software costs related to externally developed systems are capitalized.

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

(j) Other Real Estate Owned:
Other real estate owned represents properties acquired through customer loan default. The real estate acquired through foreclosure is carried in other foreclosed assets on the Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

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

(m) Investment and Trust Services Division's Assets and Income:
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the accompanying financial statements, as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.

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

(p) Reclassifications:
Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

(q) Employee Stock Ownership Plan and Stock Purchase Plan:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 87,
"Employers' Accounting for Pensions".

(r) Reporting Comprehensive Income:
Effective January 1, 1998, the Corporation adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The adoption of SFAS No. 130 required the reclassification of prior years' financial statements.

END PUBLISHED PAGE 19

(2) Earnings Per Share:

The Corporation adopted SFAS No. 128 "Earnings Per Share" on January 1, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. The weighted average number of shares outstanding during each year reflects a two percent stock dividend in 1997. Basic and diluted earnings per share is calculated as follows:

For the Years ended December 31,     1999          1998         1997
-------------------------------------------------------------------------
Weighted average shares outstanding used in
 Basic Earnings Per Share
 calculation                       4,123,169     4,122,857    4,168,322
Dilutive effect of incentive
 stock options                         6,937         9,562       10,477
                                 ----------------------------------------
Weighted average shares outstanding used in
 Diluted Earnings Per Share
 calculation                       4,130,103     4,132,419    4,178,799
                                 ----------------------------------------
Net income from operations before
 cumulative effect                $7,641,000    $6,555,000   $6,482,000
Cumulative effect of a change in
 accounting principle, net of tax        -0-       263,000          -0-
                                 ----------------------------------------
NET INCOME                        $7,641,000    $6,818,000   $6,482,000

BASIC EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect                    $1.85         $1.59        $1.56
 Cumulative effect of a change in
  accounting principle, net of tax      0.00          0.06         0.00
                                 ----------------------------------------
BASIC EARNINGS PER SHARE               $1.85         $1.65        $1.56
                                 ----------------------------------------
DILUTED EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect                    $1.85         $1.59        $1.55
 Cumulative effect of a change in
  accounting principle, net of tax      0.00          0.06         0.00
                                 ----------------------------------------
DILUTED EARNINGS PER SHARE             $1.85         $1.65        $1.55
                                 ----------------------------------------
(3) Cash and Due From Banks:

In order to meet deposit reserve requirements, the Bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $8,667,000 and $8,244,000 at December 31, 1999 and 1998, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $9,197,000 and $8,244,000, during 1999 and 1998 respectively.

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

The intangible assets arising from the KeyBank branch acquisition and included in the accompanying Consolidated Balance Sheets are summarized as follows at December 31, net of accumulated amortization:

                                   1999               1998
                                -----------------------------
  Goodwill                      $3,355,000         $3,619,000
  Core deposit intangible          890,000          1,047,000
                                -----------------------------
  Total intangible assets       $4,245,000         $4,666,000
                                =============================

Amortization expense for intangible assets totaled $421,000, $448,000 and $136,000 in 1999, 1998 and 1997, respectively.

END PUBLISHED PAGE 20

(5) Securities:
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 1999 and 1998 follow:
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1999           Cost        Gains        Losses     Value
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities            $ 11,077,000  $  14,000 $   (16,000) $ 11,075,000
  U.S. Government agencies
   and corporations        66,106,000        -0-  (1,622,000)   64,484,000
  Equity securities            86,000     83,000         -0-       169,000
                        --------------------------------------------------
Total securities
 available for sale        77,269,000     97,000  (1,638,000)   75,728,000
                        --------------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations        39,848,000        -0-  (2,707,000)   37,141,000
  States and political
   subdivisions             4,794,000     33,000    (149,000)    4,678,000
                        --------------------------------------------------
Total securities held
 to maturity               44,642,000     33,000  (2,856,000)   41,819,000
                        --------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 2,949,000        -0-         -0-     2,949,000
                        --------------------------------------------------
Total securities         $124,860,000  $ 130,000 $(4,494,000) $120,496,000
                        --------------------------------------------------
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1998           Cost        Gains        Losses     Value
--------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities            $ 27,067,000  $ 349,000   $     -0-  $ 27,416,000
  U.S. Government agencies
   and corporations        50,155,000    376,000         -0-    50,531,000
  Equity securities            86,000     95,000         -0-       181,000
                        --------------------------------------------------
Total securities
 available for sale        77,308,000    820,000         -0-    78,128,000
                        --------------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations        33,719,000    139,000    (339,000)   33,519,000
  States and political
   subdivisions             4,483,000     81,000     (19,000)    4,545,000
                        --------------------------------------------------
Total securities held
 to maturity               38,202,000    220,000    (358,000)   38,064,000
                        --------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 2,189,000        -0-         -0-     2,189,000
                        --------------------------------------------------
Total securities         $117,699,000 $1,040,000  $ (358,000) $118,381,000
                        --------------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 1999 follow:

                                                                Fully-Tax
                                      Amortized         Fair    Equivalent
  December 31, 1999                     Cost            Value     Yield
 -------------------------------------------------------------------------
  Securities available for sale:
    Due within 1 year             $ 10,998,000     $11,005,000      6.31%
    After 1 but within 5 years      64,173,000      62,618,000      5.80
    After 5 but within 10 years      2,012,000       1,936,000      5.79
                                  ----------------------------------------
  Total securities available        77,183,000      75,559,000      5.87
    for sale                      ----------------------------------------

  Securities held to maturity:
    Due within 1 year                  328,000         329,000      4.82
    After 1 but within 5 years       1,533,000       1,553,000      4.80
    After 5 but within 10 years     40,045,000      37,336,000      5.56
    After 10 years                   2,736,000       2,601,000      5.09
                                  ----------------------------------------
 Total securities held to maturity  44,642,000      41,819,000      5.50
                                  ----------------------------------------
 Total securities                 $121,825,000    $117,378,000      5.73%
                                  ----------------------------------------

END PUBLISHED PAGE 21

There were no sales of securities in 1999. During 1998, proceeds from the sale of securities were $25,168,000 resulting in gross realized gains of $655,000. There were no sales of securities in 1997. All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $113,334,000 and $103,612,000 at December 31, 1999 and
1998, respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. The securities portfolio contained approximately $2,343,000 and $2,713,000 in non-rated securities of state and political subdivisions at December 31, 1999 and 1998, respectively. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $2,380,000 and $2,794,000 at December 31, 1999 and 1998,
respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 1999 and 1998.

The Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on October 1, 1998.
The Corporation did not have any hedging activity or derivative instruments prior to September 30, 1998. However, the Corporation elected to reclassify approximately $7 million of held to maturity securities to trading securities and approximately $41 million in held to maturity securities to available for sale securities. The total amount of securities transferred to trading securities were sold during the quarter, resulting in a transition gain of $399,000 which is recorded as a change in accounting principle in the Consolidated Statements of Income. The above-mentioned security transfers from the held to maturity category at the initial date of adoption shall not call into question the Corporation's intent to hold other debt securities to maturity in the future. The unrealized holding gain on held to maturity securities transferred at the initial adoption of SFAS No. 133 was reported as a transition adjustment to net income and Accumulated Other Comprehensive Income. The cumulative effect of adoption of SFAS No. 133 is as follows:

Transfers of Debt Securities from the Held to Maturity to the Trading and Available for Sale Categories as Part of the Transition to SFAS No. 133 as of October 1, 1998:

            Before Transition Adjustment   After Transition Adjustment
            ------------------------------------------------------------
                                                              Statement
                 Balance Sheet            Balance Sheet      of Income
            ------------------------------------------------------------
                 Carrying      Fair      Asset    Stockholders'   Gain
                 Amount       Value    (Liability)    Equity     (Loss)
            ------------------------------------------------------------
Transfer to the trading category:
Debt security  $ 6,987,000  $ 7,386,000 $ 7,386,000    N/A    $399,000
Transfer to available for sale category:
Debt security  $40,979,000  $41,696,000 $41,696,000    N/A        $-0-
Accumulated other comprehensive
 income             N/A         N/A       N/A       $473,000      $-0-
------------------------------------------------------------------------

END PUBLISHED PAGE 22

(6) Transactions with Related Parties:

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with non-related parties.
An analysis of loans outstanding to related parties follows:

  Years ended December 31,                          1999          1998
 -------------------------------------------------------------------------
  Aggregate amount beginning of year            $ 4,495,000    $6,407,000
  Additions (deductions):
    New loans                                     7,237,000     1,178,000
    Repayments                                     (801,000)   (3,090,000)
    Changes in directors and officers
     and/or their affiliations, net                 503,000           -0-
                                           -------------------------------
  Aggregate amount end of year                  $11,434,000    $4,495,000
                                           -------------------------------
(7) Loans and Reserve for Loan Losses:

Loan balances at December 31, 1999 and 1998 are summarized as follows:

  December 31,                                      1999          1998
--------------------------------------------------------------------------
Real estate loans (includes loans secured primarily by real estate only):
  Construction and land development            $ 28,236,000  $ 23,751,000
  One to four family residential                189,672,000   183,066,000
  Multi-family residential                        8,716,000     9,409,000
  Non-farm non-residential properties            97,478,000    75,938,000
Commercial and industrial loans                  28,646,000    20,741,000
Personal loans to individuals:
  Auto, single payment and installment           60,683,000    51,079,000
  Credit card and related plans                   5,111,000     5,069,000
Obligations of states and political subdivisions    349,000       521,000
All other loans                                     625,000       292,000
                                      ------------------------------------
TOTAL LOANS                                     419,516,000   369,866,000
 Reserve for loan losses                         (4,667,000)   (3,483,000)
                                      ------------------------------------
NET LOANS                                      $414,849,000  $366,383,000
                                      ------------------------------------
Activity in the reserve for loan losses for 1999, 1998 and 1997 is summarized as follows:

Years ended December 31,             1999           1998           1997
--------------------------------------------------------------------------
Balance at beginning of year      $3,483,000     $4,168,000    $4,116,000
Provision for loan losses          2,000,000      2,725,000       750,000
Loans charged-off                 (1,050,000)    (3,591,000)     (849,000)
Recoveries on loans previously
 charged-off                         234,000        181,000       151,000
                              --------------------------------------------
BALANCE AT END OF YEAR            $4,667,000     $3,483,000    $4,168,000
                              --------------------------------------------

At December 31, 1999 and 1998, $9,545,000 and $10,391,000 of mortgage, commercial and student loans were available for sale in the secondary market. The market value of commercial and student loans available for sale equaled or exceeded its carrying value. At December 31, 1999, the carrying value of the only mortgage loan available for sale was written down to its market value. At December 31, 1999, the Bank had firm commitments for the sale of approximately 36,000 of student loans.

Information regarding impaired loans is as follows:

Years ended December 31                  1999          1998          1997
--------------------------------------------------------------------------
Year-end impaired loans with no
 allowance for loan losses allocated  $      -0-    $      -0-    $    -0-
Year-end impaired loans with
 allowance for loan losses allocated   2,232,000     2,089,000         -0-
Amount of the allowance allocated        190,000       139,000         -0-
Average of impaired loans during
 the year                              2,925,000     1,130,000     820,000
Interest income recognized during
 impairment                              283,000        82,000      43,000
Cash-basis interest income recognized        -0-        26,000      21,000
--------------------------------------------------------------------------

END PUBLISHED PAGE 23

(8) Bank Premises, Equipment and Leases:

Bank premises and equipment are summarized as follows:

  December 31,                                        1999           1998
 -------------------------------------------------------------------------
  Land                                          $ 1,896,000    $ 1,941,000
  Buildings                                       9,194,000      9,482,000
  Equipment                                      15,250,000     14,293,000
  Leasehold improvements                            688,000        602,000
                             ---------------------------------------------
                                                 27,028,000     26,318,000
                             ---------------------------------------------
  Less accumulated depreciation
   and amortization                              15,775,000     15,329,000
                             ---------------------------------------------
  TOTAL                                         $11,253,000    $10,989,000
                             ---------------------------------------------

Depreciation and amortization of Bank premises and equipment charged to other expenses amounted to $1,407,000 in 1999, $1,472,000 in 1998 and $1,446,000 in 1997. Amortization of purchased software charged to other operating expenses amounted to $205,000 in 1999, $216,000 in 1998 and $213,000 in 1997.

At December 31, 1999, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

     Year Ending                     Branch
     December 31,                    Offices       Equipment
  -----------------------------------------------------------
       2000                         $210,000       $10,000
       2001                          204,000        10,000
       2002                          193,000        10,000
       2003                          177,000        10,000
       2004                           65,000        10,000
       2005 and thereafter           134,000           -0-
                                  ---------------------------
      Total                         $983,000       $50,000
                                  ---------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $265,000 and $10,000 in 1999, $142,000 and $12,000 in 1998 and
$85,000 and $45,000 in 1997.

(9) Deposits:

Deposit balances at December 31, 1999 and 1998 are summarized as follows:
  December 31,                                        1999           1998
--------------------------------------------------------------------------
Demand and other noninterest-bearing deposits:
  Individuals, partnerships
   and corporations                             $ 68,049,000  $ 73,275,000
  U.S. Government                                    170,000       237,000
  States and political subdivisions                8,521,000     6,881,000
  Certified, official, travelers
   checks and other                                3,914,000     5,165,000
                                       -----------------------------------

Total demand and other noninterest-
 bearing deposits                                 80,654,000    85,558,000
                                       -----------------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations       171,315,000   165,531,000
  Corporations and profit organizations           20,613,000    16,480,000
                                       -----------------------------------
Total savings and passbook accounts              191,928,000   182,011,000
                                       -----------------------------------
Certificates of deposit:
  Individuals, partnerships and
    corporations                                 169,791,000   151,583,000
  States and political subdivisions               14,458,000    24,696,000
                                      ------------------------------------
Total certificates of deposit                    184,249,000   176,279,000
                                      ------------------------------------
TOTAL DEPOSITS                                  $456,831,000  $443,848,000
                                      ------------------------------------

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $36,336,000 and $42,918,000 at December 31,
1999 and 1998, respectively.

The maturity distribution of time certificates of deposit as of December 31, 1999 and 1998 follows:
                                        After 3           After 6
                                        Months            Months
                        Within 3        But Within        But Within
                        Months          6 Months          1 Year
 -------------------------------------------------------------------------
  December 31, 1999    $61,248,000     $43,009,000        $38,935,000
  ------------------------------------------------------------------------
  December 31, 1998    $62,012,000     $30,299,000        $36,671,000
 -------------------------------------------------------------------------

                        After 1         After 2
                        Year But        Years But
                        Within          Within
                        2 Years         5 Years           Total
 -------------------------------------------------------------------------
  December 31, 1999     $29,232,000     $11,825,000      $184,249,000
 -------------------------------------------------------------------------
  December 31, 1998     $31,973,000     $15,324,000      $176,279,000
 -------------------------------------------------------------------------

END PUBLISHED PAGE 24

(10) Securities Sold Under Repurchase Agreements and Other Short-Term
Borrowings:

Information relating to short-term borrowings for the years ended December 31, 1999, 1998 and 1997 follows:

December 31,                          1999          1998           1997
--------------------------------------------------------------------------
 Securities sold under repurchase agreements and other short-term borrowings
  At December 31:
    Outstanding                   $52,122,000   $22,960,000    $26,750,000
    Interest rate                    4.48%         3.80%          6.03%
  Average for the year:
    Outstanding                   $28,892,000   $22,719,000    $23,885,000
    Interest rate                    4.27%         4.36%          4.74%
  Maximum month-end outstanding   $52,122,000   $34,622,000    $36,938,000
Line of credit
  At December 31:
    Outstanding                   $       -0-   $       -0-    $ 2,200,000
    Interest rate                     N/A          N/A            6.40%
  Average for the year:
    Outstanding                   $       -0-   $ 1,688,000    $ 1,422,000
    Interest rate                     N/A          6.46%          6.51%
  Maximum month-end outstanding   $       -0-   $ 2,200,000    $ 2,400,000
--------------------------------------------------------------------------

In May of 1997, the Corporation obtained a $4,100,000 line of credit from a commercial bank to fund the purchase of treasury stock. The interest rate was based upon the current Eurodollar rate plus fifty basis points and was adjustable every six months. Interest was paid on a quarterly basis.

When there were outstanding balances on the line of credit, they were collateralized with U.S. Treasury securities or certificates of deposit. The line of credit expired in May of 1999 and was not renewed. The Bank maintains a $25,000,000 line of credit with the FHLB which matures on September 8, 2000. At December 31, 1999, the Bank borrowed $18,500,000 under this line of credit.

(11) Federal Home Loan Bank Advances, Short-Term:

Information relating to short-term Federal Home Loan Bank advances for the years ended December 31, 1999, 1998 and 1997 follows:

December 31,                               1999      1998      1997
-----------------------------------------------------------------------
Federal Home Loan Bank advances, short-term
 At December 31:
   Outstanding                         $15,000,000   $-0-      $-0-
   Interest rate                          5.45%      N/A       N/A
Average for the year:
   Outstanding                         $ 6,693,000   $-0-      $-0-
   Interest rate                          5.45%      N/A       N/A
Maximum month-end outstanding          $15,000,000   $-0-      $-0-

(12) Federal Home Loan Bank Advances, Long-Term:

Lorain National Bank is a voluntary member of the Federal Home Loan Bank of Cincinnati (FHLB). Long-term advances from the FHLB with maturities and fixed interest rates thereon at December 31, 1999 and 1998 are as follows:

  Maturity             Interest Rate        1999          1998
  ---------------------------------------------------------------
  2000                   4.76-5.53%     $       -0-   $ 5,000,000
  2001                   4.88-6.85%      11,095,000    11,095,000
  2002                   4.86-6.31%       8,250,000     5,950,000
                                      ---------------------------
  Total                                 $19,345,000   $22,045,000
                                      ---------------------------

At December 31, 1999, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, and qualified mortgage loans totaling $80,547,000. At December 31, 1999, Lorain National Bank was approved for $53,698,000 of FHLB advances. The Bank is required to own FHLB stock equal to 5% of the FHLB advances outstanding and owned $2,685,600 at December 31, 1999. At December 31, 1999, the amount of credit available to the Bank from the FHLB was $853,000. The Bank is eligible to purchase additional FHLB stock, if needed, and thereby increase the amount of credit available.


END PUBLISHED PAGE 25

(13) Income Taxes:

The annual provision for income taxes consists of the following:

Years ended December 31,              1999           1998           1997
 -------------------------------------------------------------------------
INCOME TAXES
  Federal Current                $4,448,000     $3,083,000     $3,329,000
  Federal Deferred                 (627,000)       192,000         21,000
  State                              21,000         16,000            -0-
  Cumulative effect adjustment          -0-        136,000            -0-
                            ----------------------------------------------
TOTAL INCOME TAXES               $3,842,000     $3,427,000     $3,350,000
                            ----------------------------------------------

The following presents a reconciliation of the total income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 35 percent to income before income taxes.

Years ended December 31,              1999           1998           1997
--------------------------------------------------------------------------
Computed "expected" tax expense  $4,019,000     $3,586,000     $3,441,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions      (76,000)       (75,000)       (60,000)
   State income taxes net of
    Federal benefit                  14,000         10,000            -0-
   Other, net                      (115,000)       (94,000)       (31,000)
                            ----------------------------------------------
TOTAL INCOME TAXES               $3,842,000     $3,427,000     $3,350,000
                            ----------------------------------------------

Net deferred Federal tax assets are included in Other assets on the Consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                                         1999         1998
-------------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for loan losses                         $1,276,000   $ 785,000
  Deferred compensation                              289,000     194,000
  Accrued vacation payable                           165,000     150,000
  Intangible asset amortization                       64,000      49,000
  Accrued pension payable                             56,000      42,000
  Unrealized loss on securities available for sale   523,000         -0-
  Other, net                                          23,000       5,000
                                    -------------------------------------
Total deferred Federal tax assets                  2,396,000   1,225,000

Deferred Federal tax liabilities:
  Bank premises and equipment depreciation           (300,000)  (331,000)
  Deferred charges                                   (159,000)  (190,000)
  FHLB stock dividends                               (158,000)  (107,000)
  Unrealized gain on securities available for sale        -0-   (278,000)
  Accrued loan fees and costs                        (103,000)   (71,000)
                                    -------------------------------------
Total deferred Federal tax liabilities               (720,000)  (977,000)
                                    -------------------------------------
NET DEFERRED FEDERAL TAX ASSETS                    $1,676,000  $ 248,000
                                    -------------------------------------
END PUBLISHED PAGE 26

(14) Shareholders' Equity:

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 1999, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both.

Common Stock

The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 4,127,161 and 4,122,575 at December 31, 1999, and December 31, 1998, respectively.

The book value per common share climbed to $12.37 at December 31, 1999, compared with $11.81 per share at December 31, 1998. Capital ratios remained strong during 1999, with average equity to average assets of 8.7%. The return on average shareholders equity during 1999 climbed to 15.29%, from 14.46% and 14.51% during 1998 and 1997, respectively.

Common Stock Repurchase Plan and Treasury Stock

On May 20, 1997, the Board of Directors authorized the repurchase of up to 100,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other Corporate purposes. At December 31, 1999, LNB Bancorp, Inc. held 100,000 shares of common stock as Treasury Stock. LNB Bancorp, Inc. purchased 2,004 shares in 1998 and 97,996 shares in 1997 under this plan for a total cost of $2,900,000. During 1999, 1998 and 1997, no shares were issued out of Treasury Stock.

Dividends

Total cash dividends declared per share for 1999 increased $.06, or seven percent, to $.92 per share, up from $.86 per share in 1998. Total cash dividends declared in 1999, including the $.02 extra dividend declared by the Board of Directors in November, rose to $3,794,000. In each of the last 12 years, the Board of Directors has approved an increase in the regular cash dividend, with the 1999 dividend representing a 231% increase from 1989 when $1,148,000 in total cash dividends were declared.

In February 2000, the Corporation announced that the Board of Directors raised the 2000 first quarter cash dividend declared on common stock by $.02 to $.24 per share. This represents an increase of 9% from last years first-quarter dividend of $.22 per share.

Dividend Reinvestment and Cash Stock Purchase Plan

The Board of Directors adopted a dividend reinvestment and cash stock purchase plan on November 18, 1997. Under the plan, the first dividend reinvestment and cash stock purchase date was April 1, 1998. The plan allows shareholders to elect to use their quarterly cash dividends to purchase shares of LNB Bancorp, Inc. common stock. Additionally, cash can be contributed directly to the plan for the purchase of shares of common stock with a quarterly limit of $5,000. The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in 1999 and 1998. During 1999, stock for the dividend reinvestment plan was purchased in the open market at the current market price.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two year's retained earnings. At December 31, 1999, approximately $9,824,000 of the Bank's retained earnings were available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.


END PUBLISHED PAGE 27

(15) Regulatory Capital:

The Corporation and Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of the Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, and State of Ohio laws and regulations, including the FDIC Improvement Act. The FDIC Improvement Act established five categories ranging from "well capitalized" to "critically undercapitalized". These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution's semi-annual FDIC deposit insurance premium assessments.

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

The Corporation continued to maintain a strong capital position during 1999. Total capital (Tier 1 and Tier 2) amounted tp $52.5 million at December 31, 1999, representing 12.84% of net risk-adjusted assets compared with $47.0 million and 13.30%, respectively, at December 31, 1998. Tier 1 capital of $48.3 million at year-end 1999 represented 11.82% of risk weighted assets, compared with $44.1 million and 12.52% at year-end 1998.

At December 31, 1999 and 1998, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. As of March 31, 1998, the most recent notification from the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category.

Analysis of Lorain National Bank and LNB Bancorp, Inc.'s Regulatory Capital and Regulatory Capital Requirements

                                    Minimum Required      Minimum Required
December 31             Actual    To Be Well Capitalized      Capital
--------------------------------------------------------------------------
(amounts in thousands)
                   Amount    Ratio     Amount    Ratio     Amount    Ratio
--------------------------------------------------------------------------
1999 Total capital (to risk weighted assets)
  Consolidated     $52,491   12.84%    $40,872   10.0%     $32,698    8.0%
  Bank             $48,284   11.82%    $40,807   10.0%     $32,646    8.0%
1999 Tier 1 capital (to risk weighted assets)
  Consolidated     $47,824   11.70%    $24,523    6.0%     $16,349    4.0%
  Bank             $39,617    9.70%    $24,484    6.0%     $16,323    4.0%
1999 Tier 1 capital (to average assets)
  Consolidated     $47,824    8.36%    $28,613    5.0%     $22,891    4.0%
  Bank             $39,617    6.96%    $28,446    5.0%     $22,756    4.0%

1998 Total capital (to risk weighted assets)
  Consolidated     $46,952   13.30%    $35,207   10.0%     $28,166    8.0%
  Bank             $44,114   12.52%    $35,154   10.0%     $28,124    8.0%
1998 Tier 1 capital (to risk weighted assets)
  Consolidated     $43,469   12.31%    $21,124    6.0%     $14,082    4.0%
  Bank             $32,631    9.26%    $21,093    6.0%     $14,062    4.0%
1998 Tier 1 capital (to average assets)
  Consolidated     $43,469    8.64%    $25,163    5.0%     $20,130    4.0%
  Bank             $32,631    6.54%    $24,939    5.0%     $19,951    4.0%



END PUBLISHED PAGE 28

(16)Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary. Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

December 31,                                         1999           1998
--------------------------------------------------------------------------
ASSETS:
Cash                                             $1,047,000    $1,126,000
Short-term investments                            3,070,000     2,624,000
Investment in subsidiary
 at equity in underlying
 value of its net assets                         43,862,000    37,836,000
Securities available for sale                        87,000        91,000
Note receivable - subsidiary                      4,000,000     8,000,000
Other assets                                         46,000        46,000
                                       -----------------------------------
Totals assets                                   $52,112,000   $49,723,000
                                       -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities                                     $ 1,059,000   $ 1,047,000
Shareholders' equity                             51,053,000    48,676,000
                                       -----------------------------------
Total liabilities and shareholders' equity      $52,112 000   $49,723,000
                                       -----------------------------------
Condensed Statements of Income

Years ended December 31,             1999           1998           1997
--------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary   $ 3,794,000    $ 3,381,000   $ 2,934,000
Interest and other income            663,000        773,000       807,000
                            ----------------------------------------------
                                   4,457,000      4,154,000     3,741,000
EXPENSES:
Other expenses                       238,000        240,000       218,000
                            ----------------------------------------------
Income before income taxes and
 equity in undistributed
 net income of subsidiary          4,219,000      3,914,000     3,523,000
Income tax expense                   159,000        189,000       201,000
Equity in undistributed net
 income of subsidiary              3,581,000      3,093,000     3,160,000
                            ----------------------------------------------
NET INCOME                       $ 7,641,000    $ 6,818,000   $ 6,482,000
                            ----------------------------------------------

Condensed Statements of Cash Flows

Years ended December 31,              1999           1998          1997
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary        $ 3,794,000    $ 3,381,000   $ 2,934,000
Other, net                           280,000        392,000       399,000
                             ---------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              4,074,000      3,773,000     3,333,000
                             ---------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 securities available for sale           -0-      4,569,000       467,000
Purchases of securities
 available for sale                      -0-            -0-      (217,000)
Cash paid on line of credit              -0-     (2,200,000)     (200,000)
Proceeds from subsidiary on
 note receivable                   4,000,000            -0-           -0-
Proceeds from line of credit             -0-            -0-     2,400,000
Purchase of treasury stock               -0-        (57,000)   (2,843,000)
Proceeds from exercise of
 stock options                        87,000          4,000        21,000
Dividends paid to subsidiary      (4,000,000)           -0-           -0-
Dividends paid to shareholders    (3,794,000)    (3,421,000)   (2,813,000)
                             ---------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES         (3,707,000)    (1,105,000)   (3,815,000)
                             ---------------------------------------------
NET INCREASE IN
 CASH AND CASH EQUIVALENTS           367,000      2,668,000       148,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                 3,750,000      1,082,000       934,000
                             ---------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                     $ 4,117,000    $ 3,750,000   $ 1,082,000
                             ---------------------------------------------

END PUBLISHED PAGE 29

(17) Retirement Pension Plan:

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

The net periodic pension costs charged to other expenses amounted to $33,000 in 1999, $163,000 in 1998 and $39,000 in 1997. At December 31,
1999 there were 296 participants in the plan. The following table sets forth the defined benefit pension plan's Change in Projected Benefit Obligation and Change in Plan Assets and Funded Status including Prepaid (Accrued) Liability for the years ended December 31, 1999, 1998 and 1997.

Years ended December 31,              1999           1998           1997
--------------------------------------------------------------------------
Change in projected benefit obligations:
Projected benefit obligation
  at beginning of year          $(9,064,000)   $(7,952,000)   $(7,025,000)
 Service cost                      (408,000)      (408,000)      (278,000)
 Interest cost                     (553,000)      (538,000)      (469,000)
 Employer contributions                 -0-            -0-        (32,000)
 Actuarial gain                       2,000       (653,000)      (629,000)
 Benefits paid                      351,000        487,000        481,000
                             ---------------------------------------------
Projected benefit obligation
  at end of year                $(9,672,000)   $(9,064,000)   $(7,952,000)
                             ---------------------------------------------

Change in plan assets:
Fair value of plan assets at
  beginning of year             $10,659,000    $ 8,773,000    $ 7,666,000
 Actual return on plan assets     1,396,000      2,373,000      1,626,000
 Employer contributions                 -0-            -0-         32,000
 Benefits and expenses paid        (351,000)      (487,000)      (551,000)
                             ---------------------------------------------
Fair value of plan assets
  at end of year                $11,704,000    $10,659,000    $ 8,773,000
                             ---------------------------------------------
Funded status                   $ 2,032,000    $ 1,595,000    $   821,000
 Unrecognized net gain
  subsequent to transition       (2,006,000)    (1,476,000)      (472,000)
 Unamortized prior service cost (190,000) (225,000) (260,000) Unamortized net asset
  at transition                         -0-        (25,000)       (56,000)
                             ---------------------------------------------
Prepaid (Accrued) Pension
  Liability                     $  (164,000)    $ (131,000)    $   33,000
                             ---------------------------------------------

Net Periodic Pension Cost consisted of the following:

Years ended December 31,              1999           1998           1997
--------------------------------------------------------------------------
Service cost                    $   408,000    $   408,000    $   278,000
Interest cost on projected
 benefit obligation                 553,000        538,000        469,000
Expected return on plan assets     (838,000)      (717,000)      (642,000)
Amortization of transition
 net asset                          (25,000)       (31,000)       (31,000)
Amortization of unrecognized
 prior service liability            (35,000)       (35,000)       (35,000)
Recognized actuarial (gain) or loss (30,000)           -0-            -0-
                             ---------------------------------------------
Net periodic pension cost       $    33,000    $   163,000    $    39,000
                             ---------------------------------------------

The principal actuarial assumptions used follows:
                             ---------------------------------------------
Weighted average discount rate       5.95%          5.95%          6.50%
                             ---------------------------------------------
Expected long-term rate of
 return on plan assets               8.00%          8.00%          8.50%
                             ---------------------------------------------
Assumed rate of future
 compensation increases              5.00%          5.00%          5.50%
                             ---------------------------------------------

END PUBLISHED PAGE 30

(18) Stock Option Plan:

The Corporation sponsors qualified incentive stock option plans. In 1999, the Corporation entered into a non-qualified incentive stock option agreement. Under the non-qualified incentive stock option agreement, 10,000 shares were granted in May 1999. The incentive stock options must be exercised within 10 years from grant date and with 100% vesting from grant dates.

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its incentive stock options in the financial statements. There were no stock options granted or available for granting under any of the Corporation's qualified incentive stock option plans during 1999, 1998 and 1997. SFAS No. 123, "Stock-Based Compensation," allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

The Corporation's shareholders approved incentive stock option plans on April 6, 1982 and April 16, 1985 for all officers at or above the position of Vice President or equivalent. Under each plan, 50,000 shares of stock were originally reserved. Options were granted at fair market value at the date of the grant and, accordingly, no charges are reflected in salaries and employee benefits expense due to the granting of stock options. The excess of the option price over the par value of the shares purchased through the exercise of stock options is credited to additional capital. Options granted under the plans may not be outstanding for periods exceeding 10 years from date of grant.

There were no new options granted or forfeitures under the qualified stock option plans during the three year period ended December 31, 1999. All stock option shares granted are vested. Stock options exercised were 4,586, 200, and 1,071 shares in 1999, 1998 and 1997, respectively.

An analysis of the qualified incentive stock option plans as of December 31, 1999 follows:
  Plan Year                                  1985          1982
  ----------------------------------------------------------------
  Options outstanding:
    Total                                   12,746         9,461
    Vested                                  12,746         9,461
  Options available
    for granting                               -0-           -0-
  Exercise price                            $19.60        $14.64
  ----------------------------------------------------------------

                          1999               1998              1997
                  --------------------------------------------------------
                             Weighted           Weighted          Weighted
                              Average            Average           Average
                             Exercise            Exercise         Exercise
                   Options    Price     Options   Price   Options  Price
                  --------------------------------------------------------
Outstanding at
 beginning of
 year               26,793    $17.79     26,993   $17.77   27,514  $18.13
Granted             10,000     30.00          0     0.00        0    0.00
Exercised           (4,586)    19.28       (200)   14.64   (1,052)  19.13
Stock Dividend         -0-      0.00          0     0.00      531   17.76
                   --------             --------          --------
Outstanding at end
 of year            32,207     21.37     26,793    17.79   26,993   17.77
                   ========             ========          ========
Exercisable at end
 of year            32,207     21.37     26,793    17.79   26,993   17.77
                   ========             ========          ========

Exercise prices for options outstanding as of December 31, 1999, ranged from $14.64 to $30.00. The weighted average remaining contractual life of the nonqualified incentive stock option agreement is 9.3 years. The weighted average remaining contractual life of the 1982 and 1985 incentive stock option plans are 2 and 4 years, respectively.

The fair value of each option granted in 1999 is estimated on the date of grant using a Block-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: risk-free interest rate of 5.84%, dividend yield of 4.00%, volatility factors of the expected market price of LNB Bancorp, Inc.'s common stock of 50.00%; and a weighted average expected option life of 10 years. Weighted average fair value of options granted during 1999 was $9.83.

Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been summarized below. Additionally, no stock-based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" was generated under any of the Corporation's stock-based benefit plans during 1998 and 1997.

Years ended December 31,                  1999
--------------------------------------------------
Pro forma net income                   $7,576,000
Pro forma net income per share:
  Basic                                   $1.84
  Diluted                                  1.83
--------------------------------------------------

END PUBLISHED PAGE 31

(19) Employee Stock Ownership Plan:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $400,000, $200,000 and $400,000 in 1999, 1998, and 1997, respectively. At December 31, 1999 there were 276 participants in the plan. Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

  Years ended December 31,        1999             1998            1997
 -------------------------------------------------------------------------
  Cash dividend income         $ 124,000        $ 113,000      $   89,000
  Stock dividend shares              -0-              -0-           2,226
  Shares purchased                 7,912            6,823          20,628
  Shares distributed                 990            2,266           2,307
  Year end holdings:
    Shares                       139,036          132,114         127,557
    Market value              $3,059,000       $3,666,000      $3,540,000
    As a percentage of
      total plan assets            89.0%            94.4%           89.7%
--------------------------------------------------------------------------

(20) Stock Purchase Plan:

The Bank sponsors The Lorain National Bank Stock Purchase Plan (the Plan). Under provisions of the Plan, a participating employee can contribute up to 6% of their compensation. The Bank then makes a contribution equal to 50% of each participant's contribution. The Plan uses the contributions to purchase Corporation common stock at fair market value. The common stock is distributed to plan participants, under provisions of the Plan, based upon the participant's cumulative prorata share of plan assets.

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $134,000, $127,000 and $123,000 in 1999, 1998 and 1997, respectively. At December
31, 1999, there were 224 participants in the plan.

Transactions by the Stock Purchase Plan relating to the activity in the Corporation's common stock are summarized below:

  Years ended December 31,        1999             1998            1997
 -------------------------------------------------------------------------
  Cash dividend income         $ 112,000       $ 104,000      $   88,000
  Stock dividend shares              -0-             -0-           2,467
  Shares purchased                16,046           8,028          11,893
  Shares distributed/sold          6,979          15,557          17,288
  Year end holdings:
    Shares                       126,360         117,293         124,822
    Market value              $2,780,000      $3,255,000      $3,465,000
    As a percentage of
      total plan assets            94.4%           95.9%           99.1%
 -------------------------------------------------------------------------

(21) Commitments, Credit Risk, and Contingencies:

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

The Bank's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk follows:

December 31,                              1999              1998
----------------------------------------------------------------------
Commitments to extend credit        $ 82,402,000       $70,566,000
Credit card arrangements              17,380,000        18,520,000
Standby letters of credit              1,521,000         1,429,000
                                    ----------------------------------
   Total                            $101,303,000       $90,515,000
                                    ----------------------------------

Most of the Bank's business activity is with customers located within the Bank's defined market area. As of December 31, 1999, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

The nature of the Corporation's business results in a certain amount of litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and Lorain National Bank, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation's financial position.

END PUBLISHED PAGE 32

(22) Estimated Fair Value of Financial Instruments:

The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and Federal funds sold and short-term investments and Accrued interest, accounts receivable and other financial assets:
For these short-term financial instruments, the carrying value is a reasonable estimate of fair value.

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

The estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998 are summarized as follows:

  December 31,                 1999                         1998
 -------------------------------------------------------------------------
                       Carrying    Estimated      Carrying    Estimated
                        Value      Fair Value      Value      Fair Value
 -------------------------------------------------------------------------
Financial assets:
 Cash and due from banks and Federal
  funds sold and short-
 term investments   $ 37,343,000  $ 37,343,000  $ 32,801,000  $ 32,801,000
                    ============  ============  ============  ============
 Securities         $123,319,000  $120,496,000  $118,519,000  $118,381,000
                    ============  ============  ============  ============
 Portfolio loans,
  net               $405,304,000  $407,358,000  $355,992,000  $357,937,000
                    ============  ============  ============  ============
 Loans available
  for sale, net     $ 9,545,000  $  9,825,000  $ 10,391,000  $ 10,700,000
                    ============  ============  ============  ============
 Accrued interest, accounts receivable
 and other financial
 assets             $ 6,824,000  $  6,824,000  $  7,742,000  $  7,742,000
                    ============  ============  ============  ============
Financial liabilities:
 Deposits:
 Demand deposits, savings accounts
 and money market
 deposits           $272,582,000  $272,582,000  $267,569,000  $267,569,000
Certificates of      184,249,000   185,051,000   176,279,000   177,783,000
 deposit            ------------  ------------  ------------  ------------
Total deposits      $456,831,000  $457,633,000  $443,848,000  $445,352,000
                    ============  ============  ============  ============
Securities sold under repurchase agree-
 ments and other short-term
 borrowings         $ 52,122,000  $ 52,122,000  $ 22,960,000  $ 22,960,000
                    ============  ============  ============  ============
Federal Home Loan   $ 34,345,000  $ 33,402,000  $ 22,045,000  $ 21,830,000
 Bank advances      ============  ============  ============  ============
Accrued interest payable and
 other financial    $  3,930,000  $  3,930,000  $  3,429,000  $  3,429,000
 liabilities        ============  ============  ============  ============
END PUBLISHED PAGE 33

                          (Report of Management)

To The Shareholders of LNB Bancorp, Inc.                January 28, 2000

  The Management of LNB Bancorp, Inc. is responsible for the preparation, integrity, and fair representation of its financial statements presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of Management.

  LNB Bancorp, Inc. maintains a system internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.

  Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1999. Based on this assessment, Management believes that, as of December 31, 1999, the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles.

  The Audit Committee of the Board of Directors is composed entirely of outside directors who are independent of Management and meets periodically with Management, internal auditors and independent auditors to review the results and recommendations of their audits. The Audit Committee selects the independent auditor. KPMG LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

  The accounting firm of KPMG LLP has been engaged by LNB Bancorp, Inc. to audit its financial statements and their report follows.

/s/ Gary C, Smith                     /s/ Gregory D. Friedman

Gary C. Smith                         Gregory D. Friedman
President and                         Executive Vice President and
Chief Executive Officer               Chief Financial Officer

                  (Report of Independent Auditors)

The Board of Directors
LNB Bancorp, Inc.

  We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ KPMG LLP

Cleveland, Ohio
January 28, 2000

END PUBLISHED PAGE 34

          (Selected Unaudited Quarterly Financial Data)

Consolidated unaudited quarterly financial and per share data for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:
                     First       Second      Third      Fourth
                    Quarter      Quarter    Quarter     Quarter    Totals
--------------------------------------------------------------------------
Total      1999 $9,778,000 $10,281,000 $10,711,000 $10,847,000 $41,617,000
interest   1998  9,126,000   9,377,000   9,830,000   9,845,000  38,178,000
income     1997  8,256,000   8,594,000   8,900,000   9,406,000  35,156,000
--------------------------------------------------------------------------
Total      1999  3,575,000   3,739,000   4,076,000   4,203,000  15,593,000
interest   1998  3,435,000   3,415,000   3,578,000   3,571,000  13,999,000
expense    1997  2,999,000   3,157,000   3,302,000   3,532,000  12,990,000
--------------------------------------------------------------------------
Net        1999  6,203,000   6,542,000   6,635,000   6,644,000  26,024,000
interest   1998  5,691,000   5,961,000   6,252,000   6,274,000  24,179,000
income     1997  5,257,000   5,437,000   5,598,000   5,874,000  22,166,000
--------------------------------------------------------------------------
Provision  1999    200,000     500,000     550,000     750,000   2,000,000
for loan   1998    187,000     238,000     838,000   1,462,000   2,725,000
losses     1997    125,000     125,000     125,000     375,000     750,000
--------------------------------------------------------------------------
Net        1999  6,003,000   6,042,000   6,085,000   5,894,000  24,024,000
interest   1998  5,504,000   5,724,000   5,414,000   4,812,000  21,454,000
income     1997  5,132,000   5,312,000   5,473,000   5,499,000  21,416,000
after provision for loan losses
--------------------------------------------------------------------------
Other      1999  1,750,000   2,261,000   2,052,000   2,035,000   8,098,000
income     1998  1,622,000   1,831,000   1,658,000   2,541,000   7,652,000
           1997  1,293,000   1,399,000   1,544,000   1,567,000   5,803,000
--------------------------------------------------------------------------
Other      1999  5,008,000   5,298,000   5,099,000   5,234,000  20,639,000
expenses   1998  4,582,000   4,909,000   4,314,000   5,056,000  18,861,000
           1997  4,113,000   4,277,000   4,475,000   4,522,000  17,387,000
--------------------------------------------------------------------------
Income     1999    912,000   1,042,000   1,047,000     841,000   3,842,000
taxes      1998    866,000     892,000     932,000     601,000   3,291,000
           1997    787,000     839,000     882,000     842,000   3,350,000
--------------------------------------------------------------------------
Net income 1999 $1,833,000  $1,963,000  $1,991,000  $1,854,000  $7,641,000
           1998  1,678,000   1,754,000   1,826,000   1,560,000   6,818,000
           1997  1,525,000   1,595,000   1,660,000   1,702,000   6,482,000
--------------------------------------------------------------------------
Basic      1999      $ .44       $ .48       $ .48       $ .45       $1.85
earnings   1998        .41         .42         .44         .38        1.65
per share  1997        .37         .38         .40         .41        1.56
(1)
--------------------------------------------------------------------------
Diluted    1999      $ .44       $ .48       $ .48       $ .45       $1.85
earnings   1998        .41         .42         .44         .38        1.65
per share  1997        .37         .38         .40         .41        1.56
(1)
--------------------------------------------------------------------------
Dividends  1999      $ .22       $ .22       $ .23       $ .25       $ .92
declared   1998        .20         .20         .21         .25         .86
per share  1997        .16         .16         .17         .22         .71
(2)
--------------------------------------------------------------------------

(1) Basic and Diluted earnings per share is computed using the weighted average number of shares outstanding during each year.
(2) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997.


END PUBLISHED PAGE 35

           (Five Year Consolidated Financial Summary)
CONDENSED STATEMENTS OF INCOME AND DIVIDEND DECLARED - YEARS ENDED
DECEMBER 31,
                                     1999           1998           1997
--------------------------------------------------------------------------
Total interest income            $41,617,000    $38,178,000   $35,156,000
Total interest expense            15,593,000     13,999,000    12,990,000
                             ---------------------------------------------
 Net interest income              26,024,000     24,179,000    22,166,000
Provision for loan losses          2,000,000      2,725,000       750,000
Other income                       7,936,000      6,997,000     5,803,000
Gains (losses) on sales
 of assets                           162,000        655,000           -0-
Other expenses                    20,639,000     18,861,000    17,387,000
                             ---------------------------------------------
Income before income taxes        11,483,000     10,245,000     9,832,000
Income taxes                       3,842,000      3,427,000     3,350,000
                             ---------------------------------------------
Net income                       $ 7,641,000    $ 6,818,000   $ 6,482,000
                             ---------------------------------------------
Cash dividends declared          $ 3,794,000    $ 3,545,000   $ 2,934,000
                             ---------------------------------------------
---------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                     1999           1998           1997
--------------------------------------------------------------------------
Cash and cash equivalents       $ 37,343,000   $ 32,801,000  $ 24,407,000
Securities                       123,319,000    118,519,000   115,374,000
Net loans                        414,849,000    366,383,000   326,863,000
Other assets                      24,100,000     24,043,000    24,084,000
                             ---------------------------------------------
Total assets                    $599,611,000   $541,746,000  $490,728,000
                             ---------------------------------------------
Total deposits                  $456,831,000   $443,848,000  $410,655,000
Other borrowings                  86,467,000     45,005,000    30,995,000
Other liabilities                  5,260,000      4,217,000     4,093,000
                             ---------------------------------------------
Total liabilities                548,558,000    493,070,000   445,743,000
                             ---------------------------------------------
Total shareholders' equity        51,053,000     48,676,000    44,985,000
                             ---------------------------------------------
Total liabilities
 and shareholders' equity       $599,611,000   $541,746,000  $490,728,000
                             ---------------------------------------------
---------------
PER SHARE DATA
                                      1999           1998           1997
--------------------------------------------------------------------------
Basic earnings(1)                     $ 1.85         $ 1.65        $ 1.56
Diluted earnings(1)                   $ 1.85         $ 1.65        $ 1.55
Cash dividends(2)                     $  .92         $  .86        $  .71
Book value per share(2)               $12.37         $11.81        $10.91
Shares outstanding at end
 of year(2)                        4,127,161      4,122,575     4,124,379
--------------------------------------------------------------------------

-----------------
FINANCIAL RATIOS
                                      1999            1998         1997
--------------------------------------------------------------------------
Net interest margin(3)                 4.88%           5.17%        5.20%
Return on assets(4)                    1.33            1.34         1.41
Return on shareholders' equity(4)     15.29           14.46        14.51
Shareholders' equity to assets(4)      8.67            9.27         9.70
Cash dividends to net income          49.65           52.00        45.26
Efficiency ratio(3)                   60.61           60.33        62.01
Gross loans to deposits               91.83           83.33        80.61
Allowance for loan losses to
 total loans                           1.11             .94         1.26
Non-performing loans to total loans     .30             .35          .27
--------------------------------------------------------------------------
Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDEND DECLARED - YEARS ENDED DECEMBER 31,
                                                    1996           1995
--------------------------------------------------------------------------
Total interest income                           $32,470,000    $31,111,000
Total interest expense                           11,478,000     11,636,000
                                            ------------------------------
 Net interest income                             20,992,000     19,475,000
Provision for loan losses                           600,000        400,000
Other income                                      4,926,000      4,287,000
Gains (losses) on sales
 of assets                                           (1,000)           -0-
Other expense                                    16,565,000     16,023,000
                                            ------------------------------
Income before
 income taxes                                     8,752,000      7,339,000
Income taxes                                      2,900,000      2,336,000
                                            ------------------------------
Net income                                      $ 5,852,000    $ 5,003,000
                                            ------------------------------
Cash dividend declared                          $ 2,591,000    $ 2,175,000
                                            ------------------------------
---------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                                    1996           1995
--------------------------------------------------------------------------
Cash and cash equivalents                      $ 18,993,000   $ 27,530,000
Securities                                      104,960,000    104,566,000
Net loans                                       297,957,000    272,491,000
Other assets                                     16,690,000     17,016,000
                                            ------------------------------
Total assets                                   $438,600,000   $421,603,000
                                            ------------------------------
Total deposits                                 $366,380,000   $353,455,000
Other borrowings                                 24,481,000     24,148,000
Other liabilities                                 3,541,000      3,209,000
                                            ------------------------------
Total liabilities                               394,402,000    380,812,000
                                            ------------------------------
Total shareholders' equity                       44,198,000     40,791,000
                                            ------------------------------

Total liabilities
 and shareholders' equity                      $438,600,000   $421,603,000
                                            ------------------------------
---------------
PER SHARE DATA
                                                    1996           1995
--------------------------------------------------------------------------
Basic earnings(1)                                    $ 1.39         $ 1.20
Diluted earnings(1)                                  $ 1.39         $ 1.19
Cash dividends(2)                                    $  .62         $  .52
Book value per share(2)                              $10.47         $ 9.71
Shares outstanding at end of year(2)              4,221,304      4,202,537
--------------------------------------------------------------------------
-----------------
FINANCIAL RATIOS
                                                     1996           1995
--------------------------------------------------------------------------
Net interest margin(3)                                5.33%          5.14%
Return on assets(4)                                   1.37           1.21
Return on shareholders' equity(4)                    13.70          12.72
Shareholders' equity to assets(4)                    10.01           9.55
Cash dividends to net income                         44.28          43.47
Efficiency ratio(3)                                  63.65          66.87
Gross loans to deposits                              82.45          78.23
Allowance for loan losses to total loans              1.36           1.45
Non-performing loans to total loans                    .37            .53
--------------------------------------------------------------------------
(1) Basic and diluted earnings per share is computed using the weighted average number of shares outstanding during each year.
(2) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 1997 and 1996, and the five-for-four stock split in 1995.
(3) Tax Equivalent Basis.
(4) Ratios based on average annual balances.

END PUBLISHED PAGE 36

                 (Management's Discussion & Analysis)

Introduction:
  The following is Management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 1999 Annual Report to Shareholders.

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

Earnings Summary:
  LNB Bancorp, Inc. posted its eighteenth consecutive year of increased earnings. LNB Bancorp, Inc.'s consolidated 1999 net income reached a record high of $7,641,000, compared to $6,818,000 in 1998 and $6,482,000 in 1997. Net income for 1999, 1998 and 1997 was favorably affected by an increase in net interest income and increased noninterest income offset in part by higher operating expenses and provision for loan losses.
  Basic earnings per share totaled $1.85 for 1999 compared to $1.65 for 1998 and $1.56 for 1997. Diluted earnings per share totaled $1.85 for 1999, compared to $1.65 for 1998 and $1.55 for 1997. Prior period earnings per share data has been restated to reflect the 2% stock dividend in 1997. The return on average assets, a measure of profitability, decreased to 1.33% in 1999 from 1.34% in 1998 and 1.41% in 1997. Return on average shareholders' equity measures how profitable the shareholders' invested capital is employed. Return on average equity increased to 15.29% for 1999 compared to 14.46% and 14.51% in 1998 and 1997, respectively.

Net Interest Income:
  Net interest income, the difference between interest and loan fee income on earnings assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent
(FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.
  Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest-bearing liabilities, noninterest-bearing liabilities and shareholders' equity and the growth in earning assets. In addition, net interest income is affected not only by Management's asset/liability strategies to alter the volume and mix of earning assets and sources of funds, but also such external factors as economic conditions and credit demand.
  A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on the next page. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.
  Net interest income (FTE) in 1999 increased by $1,850,000 from $24,266,000 in 1998 to $26,116,000 in 1999. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus decreases in market interest rates. The cost of funds decreased from 3.64% in 1998 to 3.53% in 1999, or a total of 11 basis points. During the same period, the yield on earning assets decreased 36 basis points to 7.79% in 1999, compared to 8.15% in 1998, resulting in a decrease

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with basic earnings on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE ASSETS percent
(A Return On Average Assets graph follows in printed version with return percent on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE EQUITY percent
(A Return On Average Equity graph follows in printed version with return percent on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                       Basic             Return on        Return on
                Earnings Per Share     Average Assets    Average Equity
       Year           Dollars*            Percent           Percent

       1999            $1.85               1.33%             15.29%
       1998            $1.65               1.34%             14.46%
       1997            $1.56               1.41%             14.51%
       1996            $1.39               1.37%             13.70%
       1995            $1.20               1.21%             12.72%


*Adjusted for stock dividends and splits





END PUBLISHED PAGE 37
in the net interest spread by 25 basis points in 1999. The increase in net interest income resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities. Thus, net interest income increased from 1998 to 1999 from increases in volumes, which was partially offset by decreases in market interest rates.
  Net interest income (FTE) in 1998 increased by $2,030,000 from $22,236,000 in 1997 to $24,266,000 in 1998. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus decreases in market interest rates. The cost of funds decreased from 3.71% in 1997 to 3.64% in 1998, or a total of 7 basis points. During the same period, the yield on earning assets decreased 9 basis points to 8.15% in 1998, compared to 8.24% in 1997, resulting in a decrease in the net interest spread by 2 basis points in 1998.
  The net yield on earning assets in 1999 was 4.88% compared to 5.17% in 1998 and 5.20% in 1997. The decrease in the net yield on earning assets during 1999 results primarily from increases in volume of consumer loans with market rates less than in previous years along with lower market rates on the remaining portion of the loan portfolio and decreases in market rates of investment securities. This relatively constant yield in 1998 and 1997 reflects the fact that the Corporation's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition, changes in market interest rates and regulation.

Results from Operations:
  The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was 81.7% and 80.3% in 1998 and 1999, respectively. Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, was 18.3% and 19.7% in 1998 and 1999, respectively.
  The cost of interest-bearing liabilities in 1999 was $15,584,000 compared to $13,999,000 and $12,990,000 in 1998 and 1997, respectively.
The unfavorable impact of decreases in rates plus increases in volume caused interest expense to increase from 1998 to 1999. The net unfavorable impact of decreases in deposit rates plus increases in volume caused interest expense to increase from 1997 to 1998. Decreases in the average rates paid on savings accounts, certificates of deposit, and long-term borrowings offset in part the 1999 increase in the cost of interest-bearing liabilities due to volume increases.
  Total other income, excluding gains on the sale of securities, grew 13% in 1999. Total other income in 1999 increased to $8,098,000 compared to $7,253,000 in 1998 for an increase of $845,000. This increase results from increases from Investment Management and Trust Services Division income of $208,000, increases in service charges on deposit accounts of $434,000, decreases in gains on the sale of assets of $94,000 and increases in other service charges of $283,000. The increase in 1999 Investment and Trust Services Division income results in part by the
realization of increases in the volume of assets under management.   The
increase in service charges on deposit accounts is due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees. Total other income in 1998 increased by $1,456,000 to $7,253,000 as compared to 1997. This increase resulted from increases in Investment and Trust Services Division income of $594,000 and service charges of $390,000 and other service charges, commissions and fees of $199,000.
  The Corporation continuously monitors other expenses for greater efficiency and profitability. The entire staff is geared to improve efficiency and productivity at all levels. The Corporation has made progress in this area as evidenced by improvement in the efficiency ratio from 62.01% in 1997 to 60.33% in 1998 while increasing slightly to 60.62% in 1999.
  Total other expenses increased 9.4% in 1999 compared to 1998 after an 8.5% increase for 1998 compared to 1997. The 1999 increase in other expenses resulted from increases in salaries and benefits, net occupancy expenses, furniture and equipment expenses, credit card and merchant expenses, and certain one time loan collection expenses. Some of these additional expenses arose from the relocation of our Second Street office to Ely Square, Elyria, in 1999. The 1998 increase in other expenses resulted from increases in salaries and benefits, net occupancy expense of premises, credit card and merchant expenses, and certain one time consulting expenses. Some of these additional expenses arose from the opening of the LaGrange branch office and from two branch offices acquired from KeyBank in late 1997.
  The effective tax rate of the Corporation was 33.5%, 34.7%, and 34.1% in 1999, 1998, and 1997, respectively. The increase in the effective tax rate in 1999 and 1998 was primarily due to the decrease in tax-exempt interest income and nondeductible stock issuance expenses. A detailed analysis of income taxes is presented on page 26.
  The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization as these expenses are based on original purchase costs.
  Selected unaudited quarterly financial data for 1999, 1998 and 1997 is presented on page 35. There were significant intra-quarter fluctuations during the third and fourth quarters of 1999 and 1998 from increases in the provision for possible loan losses. The 1999 second quarter increase in other income reflects gains on sales of buildings and equipment of $162,000. The 1998 fourth quarter increase in other income reflects gains on sales of securities of $245,000. Total interest income and total interest expense increased in the fourth quarter of 1997 due to the September 15, 1997 acquisition of loans and deposits from KeyBank.


END PUBLISHED PAGE 38

             (Condensed Consolidated Average Balance Sheets)
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        1999
--------------------------------------------------------------------------
  (Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
  ASSETS:
  Securities                       $118,267        $ 6,913          5.85%
  Securities-tax exempt               4,547            294          6.47
  Federal funds sold and
   short-term investments             8,796            424          4.82
  Commercial loans                  141,124         12,638          8.96
  Commercial loans-tax exempt           430             35          8.14
  Mortgage loans                    151,487         11,505          7.59
  Consumer loans                    110,347          9,891          8.96
                            ----------------------------------------------
   TOTAL EARNING ASSETS             534,998         41,700          7.79%
                            ----------------------------------------------
  Reserve for loan losses            (3,770)
  Cash and due from banks            22,709
  Other assets                       22,576
                            ----------------------------------------------
   TOTAL ASSETS                    $576,513
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $195,563        $ 9,397          4.81%
  Savings deposits                  107,654          2,128          1.98
  Interest-bearing demand            79,146          1,309          1.65
  Short-term borrowings              35,585          1,597          4.49
  Long-term borrowings               22,911          1,153          5.03
                            ----------------------------------------------
   TOTAL INTEREST-                  440,859         15,584          3.53%
    BEARING LIABILITIES     ----------------------------------------------
  Noninterest-bearing deposits       81,348
  Other liabilities                   4,326
  Shareholders' equity               49,980
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $576,513
                            ----------------------------------------------
  NET INTEREST INCOME (FTE)                        $26,116
  Taxable equivalent adjustment                        (92)
                            ----------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $26,024
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       4.88%
                            ----------------------------------------------

              (Condensed Consolidated Average Balance Sheets)
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        1998
--------------------------------------------------------------------------
  (Dollars in Thousands)           Balance         Interest         Rate
                            ----------------------------------------------
  ASSETS:
  Securities                       $114,839        $ 7,030          6.12%
  Securities-tax exempt               4,066            274          6.74
  Federal funds sold and
   short-term investments             4,422            238          5.38
  Commercial loans                  124,415         11,555          9.29
  Commercial loans-tax exempt           600             59          9.83
  Mortgage loans                    144,393         11,307          7.83
  Consumer loans                     76,753          7,802         10.17
                            ----------------------------------------------
   TOTAL EARNING ASSETS             469,488         38,265          8.15%
                            ----------------------------------------------
  Reserve for loan losses            (4,514)
  Cash and due from banks            20,175
  Other assets                       23,414
                            ----------------------------------------------
   TOTAL ASSETS                    $508,563
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $178,989        $ 9,261          5.17%
  Savings deposits                  103,863          2,236          2.15
  Interest-bearing demand            70,509          1,026          1.46
  Short-term borrowings              24,407            991          4.06
  Long-term borrowings                7,031            485          6.90
                            ----------------------------------------------
   TOTAL INTEREST-                  384,799         13,999          3.64%
    BEARING LIABILITIES     ----------------------------------------------
  Noninterest-bearing deposits       72,575
  Other liabilities                   4,048
  Shareholders' equity               47,141
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $508,563
                            ----------------------------------------------
  NET INTEREST INCOME (FTE)                        $24,266
  Taxable equivalent adjustment                        (87)
                            ----------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $24,179
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.17%
                            ----------------------------------------------

               (Condensed Consolidated Average Balance Sheets)
                         Interest, Rate, and Rate/Volume differentials are
                              stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                         1997
--------------------------------------------------------------------------
  (Dollars in Thousands)            Balance       Interest          Rate
                              --------------------------------------------
  ASSETS:
  Securities                       $106,938        $ 6,590          6.16%
  Securities-tax exempt               2,922            200          6.84
  Federal funds sold and
   short-term investments             2,579            145          5.62
  Commercial loans                  116,289         11,162          9.60
  Commercial loans-tax exempt           760             68          8.95
  Mortgage loans                    141,642         11,158          7.88
  Consumer loans                     56,524          5,903         10.44
                            ----------------------------------------------
   TOTAL EARNING ASSETS             427,654         35,226          8.24%
                            ----------------------------------------------
  Reserve for loan losses            (4,217)
  Cash and due from banks            18,195
  Other assets                       18,635
                            ----------------------------------------------
   TOTAL ASSETS                    $460,267
                            ----------------------------------------------
  LIABILITIES AND
   SHAREHOLDERS' EQUITY:
  Certificates of deposit          $158,789        $ 8,402          5.29%
  Savings deposits                   96,708          2,130          2.20
  Interest-bearing demand            68,386          1,151          1.68
  Short-term borrowings              25,307          1,224          4.84
  Long-term borrowings                1,225             83          6.78
                            ----------------------------------------------
   TOTAL INTEREST-                  350,415         12,990          3.71%
    BEARING LIABILITIES     ----------------------------------------------
  Noninterest-bearing deposits       62,040
  Other liabilities                   3,124
  Shareholders' equity               44,688
                            ----------------------------------------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $460,267
                            ----------------------------------------------
  NET INTEREST INCOME (FTE)                        $22,236
  Taxable equivalent adjustment                        (70)
                            ----------------------------------------------
  NET INTEREST INCOME PER
   FINANCIAL STATEMENTS                            $22,166
                            ----------------------------------------------
  NET YIELD ON EARNING ASSETS                                       5.20%
                            ----------------------------------------------

               (Rate/Volume Analysis of Net Interest Income)
Years ended December 31,                    1999 and 1998
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                Volume             Rate          Total
                            ---------------------------------------------
Securities                      $  210           $ (327)       $ (117)
Securities-tax exempt               32              (12)           20
Federal funds sold and
 short-term investments            223              (37)          186
Commercial loans                 1,552             (469)        1,083
Commercial loans-tax exempt        (17)              (7)          (24)
Mortgage loans                     556             (358)          198
Consumer loans                   3,415           (1,326)        2,089
                            ---------------------------------------------
 TOTAL INTEREST INCOME           5,971           (2,536)        3,435
                            ---------------------------------------------
Certificates of deposit            858             (722)          136
Savings deposits                    82             (190)         (108)
Interest-bearing demand            126              157           283
Short-term borrowings              454              152           606
Long-term borrowings             1,095             (427)          668
                            ---------------------------------------------
 TOTAL INTEREST EXPENSE          2,615           (1,030)        1,585
                            ---------------------------------------------
NET INTEREST INCOME             $3,356          $(1,506)       $1,850
                            ---------------------------------------------
Years ended December 31,                    1998 and 1997
-------------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                            ---------------------------------------------
                                  Volume             Rate          Total
                            ---------------------------------------------
Securities                      $  487          $   (47)       $  440
Securities-tax exempt               78               (4)           74
Federal funds sold and other interest-
 bearing instruments               104              (11)           93
Commercial loans                   779             (386)          393
Commercial loans-tax exempt        (14)               5            (9)
Mortgage loans                     217              (68)          149
Consumer loans                   2,113             (214)        1,899
                            ---------------------------------------------
 TOTAL INTEREST INCOME           3,764             (725)        3,039
                            ---------------------------------------------
Certificates of deposit          1,069             (210)          859
Savings deposits                   158              (52)          106
Interest-bearing demand             36             (161)         (125)
Short-term borrowings              (44)            (189)         (233)
Long-term borrowings               393                9           402
                            ---------------------------------------------
 TOTAL INTEREST EXPENSE          1,612             (603)        1,009
                            ---------------------------------------------
NET INTEREST INCOME             $2,152          $  (122)       $2,030

END PUBLISHED PAGE 39

Provision and Reserve for Loan Losses:
  The reserve for loan losses is maintained by Management at a level considered adequate to cover possible losses. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the opinion of Management, to maintain the reserve for loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While Management's periodic analysis of the reserve for loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
  The reserve for loan losses on December 31, 1999, was $4,667,000, or 1.11% of outstanding loans, compared to $3,483,000, or .94% at year-end 1998. The provision for loan losses charged to operating expense was $2,000,000 and $2,725,000 in 1999 and 1998, respectively.
  During the third and fourth quarters of 1998, a special provision for loan losses of $1,800,000 was added to the reserve for loan losses. The special provision was required because of a non-recurring loan loss from a single, but significant commercial loan relationship.
  Net charge-offs for 1999 were $816,000, as compared to $3,410,000 for 1998, while net charge-offs as a percentage of average loans outstanding for 1999 was 0.20%, compared to 0.99% for 1998. Net charge-offs for 1998 included a non-recurring $3,200,000 loss from the above mentioned single commercial loan relationship. The remaining balance due to the Bank of $1,300,000 was reclassified from loans to other assets at the end of 1998 when the Bank took the creditor's assets under management. The assets were subsequently sold for $1,300,000 in January of 1999.
  Non-performing loans at year-end 1999 were $1,339,000 compared to $2,487,000 at year-end 1998. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status and other foreclosed assets. As of December 31, 1999, 3% of non-performing loans were commercial loans, 29% were personal loans and 68% were residential mortgage loans. This compares to 54% for commercial loans, 2% for personal loans and 44% for mortgage loans at year-end 1998. Non-performing loans did not have a material impact on interest income during 1999, 1998 or 1997. The overall quality of the loan portfolio remains high, as the ratio of non-performing loans to total loans remains at low levels of 0.67% at year-end 1998 and 0.32% at year-end 1999.
  The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 1999, there were no significant concentrations of credit risk in the loan portfolio. More information about the loan portfolio is presented on page 23.

Financial Condition:
  Total assets of the Corporation rose 10.7% to $599.6 million for the year ended December 31, 1999. The asset growth was funded by increases in deposits and Federal Home Loan Bank advances. Total earning assets increased 11.5% to $552 million at year end 1999. During 1999, Federal funds sold and other short-term investments increased by $2,696,000 to $9,320,000. Securities rose $4,800,000 to $123,319,000, and gross loans grew by $49,650,000 to $419,516,000.
  The maturity distribution of debt securities which appears on page 21 of this report, indicates that $89,384,000, or 74.4%, of debt securities mature within the next five year period with $11,333,000, or 9.4% maturing during 2000. At the end of 1999, the fair market value of the securities portfolio was less than the book value due to an increase in short-and-mid-term interest rates from the beginning of 1999 to its close. The fair value of the debt securities portfolio was less than its cost by $4,364,000 or 3.6%, at the close of 1999. At the close of 1998, there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $682,000 or 0.6%, at the close of 1998.
  During the year, net loans rose 13 percent to $414.8 million from $366.4 million. Commercial loan growth was robust, accounting for 67 percent of total loan growth, while consumer and mortgage loan growth accounted for 23 percent and 10 percent, respectively, of total loan growth for 1999. The substantial commercial loan growth was the result of the Bank's increased focus on commercial lending. Complementing this internal initiative was the strong economy, which stimulated new commercial loan demand as well as prompting existing customers to expand their borrowings. The healthy growth in consumer loans was spurred by a home equity loan sale program as well as increases in the bank's market share of indirect automobile lending.
  Total deposits held by the Corporation increased $12,983,000 during 1999 compared to an increase of $33,193,000 during 1998. Interest-bearing deposits represented 82.3% and 80.7% of total deposits at December 31, 1999 and 1998, respectively. Noninterest-bearing deposits decreased by $4,904,000 while interest-bearing deposits increased by $17,887,000 during 1999. Increases in balances of market access accounts and certificates of deposit accounted for the deposit increase. Certificates of deposit balances increased 13 percent resulting from several deposit acquisition campaigns during 1999. During 1998, noninterest-bearing deposits increased by $16,993,000 while interest-bearing deposits increased by $16,200,000. In both 1999 and 1998, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.



END PUBLISHED PAGE 40

  Securities sold under repurchase agreements and other short-term borrowings include repurchase agreements and Federal funds purchased. These balances increased by $29,162,000 during 1999, following a decrease of $5,990,000 in 1998. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments. Federal Home Loan Bank advances increased by $12,300,000 to $34,345,000 at December 31, 1999. Federal Home Loan Bank advances were used to fund consumer loan growth.

Capital Resources:
  Shareholder's equity reached an all-time high of $51,053,000 at December 31, 1999 compared to $48,676,000 at December 31, 1998, an increase of $2,377,000, or 4.9%. This increase was primarily attributable to net income of $7,641,000, less dividends declared to shareholders of $3,794,000, less unrealized loss on securities available for sale in the amount of $1,557,000. The book value per share of common stock was $12.37 at year-end 1999 compared to $11.81 at year-end 1998, a 4.7% increase.
  As discussed in Note 14 to the Consolidated Financial Statements, the Corporation's primary source of funds for the payment of dividends is its Bank subsidiary. During December of 1996, the Bank paid an additional $8,000,000 in dividends to the Corporation in order for it to have sufficient equity capital to take advantage of future acquisition opportunities and to pay future dividends. In order for the Bank to fund its balance sheet and remain well capitalized, the Corporation and the Bank entered into a subordinated debt agreement on December 30, 1996 for $8,000,000, payable on January 1, 2007 at an interest rate of 6.80%. In December 1999, The Bank paid off $4,000,000 of its subordinated debt to the Corporation. Subsequently, the Corporation paid dividends to the Bank of $4,000,000.
  Under regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency, bank holding companies and banks are required to maintain certain minimum capital ratios in order to be considered "well capitalized." These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Corporation's assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures of unused commitments and letters of credit, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders' equity, exclusive of net unrealized gain (loss) on securities available for sale. Total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets. As of December 31, 1999, LNB Bancorp, Inc. had a total risk-based capital ratio of 12.84%, with a Tier 1 capital ratio of 11.70% compared to 13.30% and 12.31%, respectively, at December 31, 1998. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total average assets (unadjusted for risk). On December 31, 1999, LNB Bancorp, Inc.'s leverage ratio was 8.36%, which substantially exceeds the Corporation's minimum regulatory requirement. For additional information on the Corporation and Bank's capital ratios, refer to Note 15, Shareholders Equity on page 28.
  On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $2,750,000 are projected for 2000.

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with total equity on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

AVERAGE EQUITY TO AVERAGE ASSETS percent
(An Average Equity to Average Assets graph follows in printed version with average equity on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BOOK VALUE PER SHARE dollars*
(A Book Value Per Share graph follows in printed version with book value on the y-axis and years 1995 through 1999 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Total Shareholders'     Average Equity to      Book Value
                   Equity              Average Assets        Per Share
    Year     Millions of Dollars          Percent             Dollars*

    1999           $51.1                    8.67%              $12.37
    1998           $48.7                    9.27%              $11.81
    1997           $45.0                    9.70%              $10.91
    1996           $44.2                   10.00%              $10.47
    1995           $40.8                    9.55%              $ 9.71



*Adjusted for stock dividends and splits



END PUBLISHED PAGE 41

Quantitative and Qualitative Disclosures about Market Risk:
  Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on-and-off balance sheet positions by examining its near-term sensitivity and its longer term gap position.
  The mission of the Asset/Liability Management Committee of Lorain National Bank is to effectively monitor and manage the Bank's exposure to interest rate risk, liquidity risk, and repricing risk and thereby provide the Bank with a stable net interest margin. Asset/liability management is the measurement and analysis of the Bank's exposure to changes in the interest rate environment. The Bank is subject to interest rate risk to the extent its liabilities reprice more rapidly than its assets. The Bank manages this risk on a continuing basis through the use of a number of objectives and strategies as an ongoing part of its strategic financial plan.
  The Bank's Asset/Liability Management Committee, which includes executive and senior management representatives, meets monthly. Objectives include monitoring and methods of managing the rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of net interest income. The Bank's asset and liability management program defined by the Board of Directors is designed to minimize the impact of significant changes in interest rates on net interest income. Strategies include attempting to market variable-rate loans, growth in the consumer loan portfolio which tend to have shorter terms to maturity, match fixed rate commercial loans with Federal Home Loan Bank advances, and utilizing deposit promotions in an effort to extend the term to maturity of its liabilities.
  Management may, at times, place greater emphasis on maximizing net interest margin rather than merely concentrating on interest rate risk depending on the relationship between short-and long-term interest rates, market conditions and consumer preference. Management believes that increased net income resulting from a moderate contrast between the maturity of its assets and liabilities can provide high enough returns to justify the increased risk exposure during periods of stable interest rates. The effectiveness of Management's administration of the Asset/Liability function is demonstrated by the Corporation's consistently
high net yield on earning assets.   The Corporation's net yield on earning
assets remains at the high levels of 4.88% and 5.17% for the years ended December 31, 1999 and 1998, respectively. The Asset/Liability Management Committee has established limits on the amount of its interest rate risk exposure, however, there can be no assurance that Management's efforts to limit interest rate risk will be successful.
  One measure of exposure to interest rate risk is interest rate sensitivity gap analysis. The Bank uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of the interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, with all factors held constant, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, with all factors held constant, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.
  The Corporation's one year gap was (2.81)% at December 31, 1999, 4.22% at December 31, 1998 and 4.88% at December 31, 1997. The decrease in the Corporation's one year gap at December 31, 1999 compared to December 31, 1998, was due to an increase in assets maturing or otherwise repricing in one year or less totaling $24,080,000 (due to increases in loans and decreases in securities repricing during that period) offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $59,933,000 (due primarily to increases in certificates of deposit, interest-bearing demand, the current portion of long-term borrowings and short-term borrowings during that period). The decrease in the Corporation's one year gap at December 31, 1998 compared to December 31, 1997 was due to a decrease in assets maturing or otherwise repricing in one year or less totaling $3,385,000 (due to an increase in loans and securities repricing during that period) partially offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $25,981,000 (due primarily to an increase in certificates of deposit and short-term borrowings during that period). Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles in 1999. The table on the page 43 sets forth the repricing dates of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1999 and the interest rate sensitivity "gap" percentages at the dates indicated.




END PUBLISHED PAGE 42

Gap Analysis (Dollars in Thousands)
--------------------------------------------------------------------------
                                         Expected Maturity/Repricing Date
                                       2000      2001      2002      2003
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                      $36,926  $17,533   $15,116   $12,026
Weighted average yield                  9.08%    9.14%     9.08%     8.96%

Variable rate commercial
 and consumer loans                  131,546      147       454       348
Weighted average yield                  9.29%    7.68%     8.36%     8.14%

Semi-variable mortgage loans(1)       47,577   22,456    18,898    29,310
Weighted average yield                  7.48%    7.32%     7.51%     6.91%

Variable rate consumer loans          34,653        2         2         3
Weighted average yield                  9.97%    9.73%     9.73%     9.73%

Other semi-variable rate loans(1)      6,702      904       450       676
Weighted average yield                  7.99%    8.32%     7.70%     7.84%

Securities and other(2)               14,441   14,254    15,143    27,212
Weighted average yield                  6.37%    5.70%     5.93%     5.92%
--------------------------------------------------------------------------
   Total interest-earning assets     271,845   55,296    50,063    69,575
--------------------------------------------------------------------------
Certificates of deposit              143,193   29,2332    6,306     5,251
Weighted average yield                  4.85%    5.47%     5.40%     5.13%

Savings deposits                      41,731   41,731    20,866       -0-
Weighted average yield                  2.00%    2.00%     2.00%     0.00%

Interest-bearing demand               35,040   35,040    17,520       -0-
Weighted average yield                  2.09%    2.09%     2.09%     0.00%

Short-term borrowings                 52,122      -0-       -0-       -0-
Weighted average yield                  4.79%    0.00%     0.00%     0.00%

Federal Home Loan Bank advances       15,000   11,095     8,250       -0-
Weighted average yield                  5.27%    5.03%     5.18%      .  %
--------------------------------------------------------------------------
Total interest-bearing liabilities   287,086  117,098    52,942     5,251
--------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities        (15,241) (61,802)   (2,879)   64,324
--------------------------------------------------------------------------
Cumulative interest-rate
 sensitive gap                      $(15,241)$(77,043) $(79,922) $(15,598)
--------------------------------------------------------------------------
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1999                     (2.81)%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1998                      4.22%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1997                      4.88%

--------------------------------------------------------------------------
Gap Analysis (Dollars in Thousands)
--------------------------------------------------------------------------
                               Expected Maturity/Repricing Date     Fair
                                     2004  Thereafter  Total      Value(3)
--------------------------------------------------------------------------
Fixed rate commercial, mortgage and
 consumer loans                      $ 5,091  $ 7,243   $93,935  $ 92,637
Weighted average yield                  8.79%    7.89%     8.97%

Variable rate commercial
 and consumer loans                    3,669      -0-   136,164   136,614
Weighted average yield                  7.41%    0.00%     9.24%

Semi-variable mortgage loans(1)       23,828      -0-   142,069   142,069
Weighted average yield                  6.95%    0.00%     7.25%

Variable rate consumer loans              79      -0-    34,739    34,739
Weighted average yield                  9.73%    0.00%     9.97%

Other semi-variable rate loans(1)        334    2,482    11,548    11,124
Weighted average yield                  7.67%    7.42%     7.87%

Securities and other(2)                9,016   44,794   124,860   120,496
Weighted average yield                  5.64%    6.27%     6.06%
--------------------------------------------------------------------------
   Total interest-earning assets      42,017   54,519   543,315   537,679
--------------------------------------------------------------------------
Certificates of deposit                  257       10   184,249   185,051
Weighted average yield                  5.92%   14.0 %     4.98%

Savings deposits                         -0-      -0-   104,328   104,328
Weighted average yield                  0.00%    0.00%     2.00%

Interest-bearing demand                  -0-      -0-    87,600    87,600
Weighted average yield                  0.00%    0.00%     2.09%

Short-term borrowings                    -0-      -0-    52,122    52,122
Weighted average yield                  0.00%    0.00%     4.79%

Long-term borrowings                     -0-      -0-    34,345    33,402
Weighted average yield                  0.00%    0.00%     5.17%
--------------------------------------------------------------------------
   Total interest-bearing liabilities   257        10   462,644   462,503
--------------------------------------------------------------------------
Interest-earning assets less
 Interest-bearing liabilities         41,760   54,509    80,671
----------------------------------------------------------------
Cumulative interest-
 rate sensitive gap                  $26,162  $80,671
----------------------------------------------------------------

(1)Semi-variable mortgage loans include mortgages in which the loan is fixed for the first three or five years of the loan and its interest rate is adjustable thereafter.
(2)Securities available for sale are shown at amortized cost.
(3)Fair value of loans are gross of deferred fees and costs and allowance for loan losses.
END PUBLISHED PAGE 43

Liquidity Management:
  Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demands of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of securities held to maturity and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.
  On December 31, 1999, cash and cash equivalents equaled $37,343,000 or 6.2% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows on page 16 and arises from operating, investing, and financing activities.
  The adjustments to reconcile 1999 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,612,000, amortization of intangible assets of $421,000, amortization of deferred loan fees and costs of $(140,000) and a provision for loan losses of $2,000,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.
  The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $57,410,000. Cash used in investing activities resulted from net increases in securities of $33,365,000 offset by proceeds from sales of securities available for sale of $26,689,000. Cash used in investing activities included net loan increases of $50,326,000 and purchases of capital assets of $1,876,000.
  Net cash provided by financing activities was $5,738,000. Cash provided by financing activities included increases in deposits of $12,983,000, increases in securities sold under repurchase agreements and other short-term borrowings of $29,162,000, proceeds from Federal Home Loan Bank advances of $12,300,000 and proceeds from stock options exercised of $87,000. Cash used by financing activities includes dividends paid of $3,794,000. These cash flows resulted in a $4,542,000 increase in cash and cash equivalents from December 31, 1998 to December 31, 1999.
  The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At December 31, 1999 the Bank had pledged as collateral $28,997,000 in second mortgages with the Federal Reserve Bank of Cleveland. At year-end, the Bank had approved Federal funds facilities of $16,000,000 at four correspondent banks. At December 31, 1999, the Bank borrowed $16,000,000 under these arrangements. Additionally, the Bank has a $25,000,000 cash management advance line of credit with the Federal Home Loan Bank of Cincinnati. At December 31, 1999 the Bank had borrowed $18,500,000 from the Federal Home Loan Bank under this line of credit. At December 31, 1999, the Bank had available credit at the Federal Reserve Bank discount window of $23,000,000. The internal and external sources of funds for liquidity, in the opinion of Management, satisfy the liquidity needs of the Corporation and the Bank.



END PUBLISHED PAGE 44

Impacts of Accounting and Regulatory Pronouncements:
  Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. All applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 1999 and prior years financial statements have been adopted by the Corporation.
Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.
  Significant actions by the Federal government and its agencies, affecting the financial institutions industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions follows:

"The Graham-Leach-Bliley Act of 1999":
  The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.
  In February of 2000, the Corporation filed an application with the Federal Reserve Bank of Cleveland to be regulated as a financial holding company. The Corporation will have a more definitive analysis of its status as a financial holding company once the Federal Reserve Board issues final financial holding company regulations.

Year 2000 Compliance:
  Because of its importance and significant time constraints, the Year 2000 Program took significant management time and attention during 1999. The Board of Directors and senior management dedicated the necessary time, employees and resources to the task of ensuring Corporate Y2K compliance and readiness prior to the end of the year. Over 300 employees worked long, diligent hours to test the Corporation's systems, develop contingency plans, and communicate with the Corporation's customers and service providers. Management was extremely pleased to inform the Corporation's customers and shareholders that all systems operated accurately over the New Year's holiday. These same systems have continued to operate with accuracy and correct recognition of the new four digit year information. At the present time, Management does not anticipate any negative effects to the Corporation from "Year 2000" issues relative to potential critical dates during the year 2000 and thereafter.

END PUBLISHED PAGE 45

            (Directors and Officers of LNB Bancorp, Inc.)
  Directors
  -------------------------------------------
  Stanley G. Pijor
  Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  James F. Kidd
  Vice Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  Daniel P. Batista
  Attorney/Shareholder
  Cook & Batista Co., L.P.A.

  Robert M. Campana
  Managing Director
  P.C. Campana, Inc.

  Terry D. Goode
  Vice President
  Lorain County Title Company

  Wellsley O. Gray
  Retired

  James R. Herrick
  President
  Liberty Auto Group, Inc.

  David M. Koethe
  Retired, former Chairman of the Board
  The Lorain Printing Company

  Benjamin G. Norton
  Human Resource Consultant
  LTI Power Systems

  Jeffrey F. Riddell
  President and
  Chief Executive Officer,
  Consumeracq, Inc. and
  Consumers Builders Supply Co.

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer
  LNB Bancorp, Inc.
  Executive Vice President
  and Secretary
  Lorain National Bank

  John W. Schaeffer, M.D.
  President
  North Ohio Heart Center, Inc.

  Gary C. Smith
  President and
  Chief Executive Officer
  LNB Bancorp, Inc. and
  Lorain National Bank

  Eugene M. Sofranko
  President and
  Chief Executive Officer
  Lorain Glass Company, Inc.

  Paul T. Stack
  Retired

  Leo Weingarten
  Retired


  Officers
  ----------------------------------
  Stanley G. Pijor
  Chairman of the Board

  James F. Kidd
  Vice Chairman of the Board

  Gary C. Smith
  President and
  Chief Executive Officer

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer

  Gregory D. Friedman, CPA
  Executive Vice President and
  Chief Financial Officer

  Debra R. Brown
  Senior Vice President
  Branch Administration

  Sandra L. Dubell
  Senior Vice President and
  Senior Lending Officer

  Michael D. Ireland
  Senior Vice President
  Senior Operations Officer

  Emma N. Mason
  Senior Vice President and
  Senior Trust Officer

  James H. Weber
  Senior Vice President and
  Senior Marketing Officer

  Mitchell J. Fallis, CPA
  Vice President and
  Chief Accounting Officer

              (Directors Emeritii of Lorain National Bank)

  James L. Bardoner
  Retired, Former President
  Dorn Industries, Inc.

  T.L. Smith, M.D.
  Retired Physician

  END PUBLISHED PAGE 46

                 (Officers of Lorain National Bank)

  Executive Officers
  ------------------------------------------------------------------------
     Gary C. Smith
     President and
     Chief Executive Officer

     Thomas P. Ryan
     Executive Vice President
     and Secretary

     Gregory D. Friedman, CPA
     Executive Vice President and
     Chief Financial Officer

  Senior Officers
  ------------------------------------------------------------------------
     Debra R. Brown
     Senior Vice President
     Branch Administration

     Sandra L. Dubell
     Senior Vice President and
     Senior Lending Officer

     Michael D. Ireland
     Senior Vice President
     Operations

     Emma N. Mason
     Senior Vice President
     Investment and
     Trust Services

     James H. Weber
     Senior Vice President
     Marketing Administration

  Branch Officers
  ------------------------------------------------------------------------
  Branch Officers

     Teresa E. George
     Vice President
     Branch Administration

     Main Office & Sixth
     Street Drive-In Office
     Keith H. Kapanke
     Assistant Vice President

     Barbara Beres-Clark
     Assistant Branch Manager

     Amherst Office
     G. Dale Rosenkranz
     Vice President

     Avon Lake Office
     Charles A. DeAngelis
     Vice President

     Cleveland Street Office
     Timothy J. Gallagher
     Vice President

     Cooper-Foster Park
     Road Office
     Linda Buehner
     Assistant Vice President

     Ely Square Office
     James E. Schmittgen
     Vice President

     Kansas Avenue Office
     Connie Sklarek
     Assistant Cashier

     Village of
     LaGrange Office
     Carrie Hartman
     Assistant Vice President

     Lake Avenue Office
     Christine M. Weber
     Assistant Vice President

     Midway Mall Office
     Kimberly S. Plzak
     Assistant Vice President
     Carol Snyder
     Assistant Cashier

     Oberlin Avenue Office
     Jennifer M. Nickolls
     Assistant Vice President

     Oberlin & Kendal
     at Oberlin Offices
     Marilyn R. Krasienko
     Assistant Vice President

     Olmsted Township &
     The Renaissance Offices
     Diana L. Schmittgen
     Assistant Vice President

     Pearl Avenue Office
     Patricia A. Wolanczyk
     Assistant Cashier

     Vermilion Office
     Robert B. White
     Vice President

     West Park Drive Office
     Rita M. Hoyt
     Assistant Cashier

     The Crossings of Westlake
     & Westlake Village Offices
     Susan M. Neiding
     Vice President

  Investments and Trust Services Officers
  ----------------------------------------------
     Edward J. Baker
     Vice President

     Gerald S. Falcon
     Vice President

     Brian D. Morgan
     Vice President

     Thomas Eschke
     Assistant Operations Officer

     Patrick E. Sheridan
     Vice President

     Neal A. Conger
     Vice President

     Carol A. Cavanaugh
     Assistant Vice President

  Loan Officers
  ---------------------
  Commercial Loans

     John A. Funderburg
     Vice President

     Ellen M. Walsh
     Vice President

     Kenneth P. Wayton
     Vice President

  Consumer Loans

     Bruce Diso
     Vice President

     Robert D. Asik
     Assistant Vice President

  Credit Card Loans

     Jeanne Maschari
     Vice President

  Mortgage Loans

     Edwin F. Klenz
     Vice President

     Joel A. Krueck
     Vice President and
     CRA Officer

  Credit Analysis

     Denise M. Kosakowski
     Vice President

  Collections

     Kelly A. Dunfee
     Assistant Cashier

  Loan Services

     Cynthia M. Marks
     Assistant Cashier

     Laura McIntrye
     Mortgage Loan
     Administrative Officer

     Joan M. Raymond
     Assistant Vice President

     Joyce L. Wasela
     Assistant Cashier

  Administration and Operations Officers
  -------------------------------------------
  Accounting

     Mitchell J. Fallis, CPA
     Vice President and
     Chief Accounting Officer

     Mary L. Kapanke
     Fiscal Operations Officer

  Auditing

     Randy E. Lottman
     Assistant Vice President,
     Auditor and
     Compliance Officer

  Cash Management

     Patricia L. Cole
     Assistant Vice President

  Deposit Services

     Donna Jean Phillips
     Assistant Vice President

  E.D.P. Services

     Larry R. Johnson
     Vice President

     Larry A. Hill
     Assistant Vice President

  Human Resources

     Carol A. Mesko
     Vice President

     Teresa E. Kreger
     Assistant Cashier

  Maintenance

     Robert J. Witkowski
     Maintenance Officer

  Marketing

     Steven F. Cooper
     Vice President

     Debra L. Temerario
     Marketing Operations
     Officer

  Purchasing

     Susan I. Tuttle
     Assistant Vice President

  Sales

     Robert L. Cox
     Vice President

  Security

     James E. Long
     Assistant Vice President

  Training

     Marianne Kocak
     Assistant Vice President



  END PUBLISHED PAGE 47

                 (Earnings and Dividend Performance)

10 Year Earnings History                              1990 through 1999

(10 Year Earnings History graph follows in printed version with years 1990 through 1999 on the y-axis and earnings on the x-axis in $2,000,000.00 increments ranging from $0 to $8,000,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1990 through 1999.

The Corporation's management team is proud of its record of continuously increasing profits over this ten year period.

Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1990 - 1999: $1,007.62

(Cumulative Cash Dividends Declared graph follows in printed version with years 1990 through 1999 on the y-axis and Dividends Declared on the x-axis in $200.00 increments ranging from $0 to $1,200.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

For shareholder information, the above graph reflects a 10 year chronological record of dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment.

Over the 10 year period, our hypothetical shareholder would have benefited from the cumulative cash dividends declared on the stock in the amount of $1,007.62.

Book Value Per Share                                 1990 through 1999

(Book Value Per Share graph follows in printed version with years 1990 through 1999 on the y-axis and book values on the x-axis in $2.00 increments ranging from $0.00 to $14.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the book value per share of LNB Bancorp, Inc. from 1990 through 1999. Senior management has worked diligently to cause the rapid increase in the book value per share over the past six years.

  The data points used to plot the three (3) graphs previously described follows:
             NET INCOME      CUMULATIVE CASH     BOOK VALUE
  YEAR      IN THOUSANDS   DIVIDENDS DECLARED    PER SHARE
  1999      $7,641,000.00      $1,007.62          $12.37
  1998      $6,818,000.00      $  841.10          $11.81
  1997      $6,480,000.00      $  685.44          $10.84
  1996      $5,852,000.00      $  556.93          $10.12
  1995      $5,003,000.00      $  444.79          $ 9.36
  1994      $4,432,000.00      $  350.29          $ 8.75
  1993      $4,029,000.00      $  266.29          $ 8.16
  1992      $3,826,000.00      $  190.13          $ 7.65
  1991      $3,512,000.00      $  120.85          $ 7.14
  1990      $3,343,000.00      $   57.68          $ 6.60




END PUBLISHED PAGE 48

THREE QUARTER PAGE INSERT FRONT SIDE

Please detach postage-paid card(s) and return through U.S. Mail or to a Lorain National Bank office near you.

Top card reads as follows:
LNB Bancorp, Inc. - Dividend Reinvestment Plan
To: Thomas P. Ryan
Executive Vice President and Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway, Lorain, Ohio 44052

Yes, I am interested in obtaining information on LNB Bancorp, Inc.'s Dividend Reinvestment and Cash Stock Purchase Plan.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

Middle card reads as follows:
LNB Bancorp, Inc. - Common Stock
To: Gary C. Smith
President and Chief Executive Officer
LNB Bancorp, Inc.
457 Broadway, Lorain Ohio 44052

Yes, I am interested in learning more about the investment merits of LNB Bancorp, Inc. common stock and would like to be contacted by a stock broker.

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

  Number of Shares Requested__________

Bottom card reads as follows:
1999 Annual Report Survey
Thank you for reading the 1999 LNB Bancorp, Inc. Annual Report. To help us improve our ability to serve you, please complete the following survey. The following grading scale should be used:
Excellent-5; Good-4; Fair-3; Poor-2; and, Very Poor-1.
--------------------------------------------------------------------------
1. Please rate the sections of the Annual Report you found most helpful. When evaluating, consider the overall quality, communication effectiveness and readability of the section.
_____     Corporate Information
_____     Message to Shareholders
_____     Customer testimonials
_____     Financial Statements and Notes
_____     Stock and Dividend Information
_____     Management's Discussion and Analysis
_____     Earnings and Dividend Performance

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

THREE QUARTER PAGE INSERT BACK SIDE

Three postage paid postcards

Top card reads as follows:

Lorain National Bank
Attn: Thomas P. Ryan
457 Broadway
Lorain, Ohio 44052-9986


Middle card reads as follows:

Lorain National Bank
Attn: Gary C. Smith
457 Broadway
Lorain, Ohio 44052-9986

Bottom card reads as follows:

Lorain National Bank
Attn: Mitchell J. Fallis
457 Broadway
Lorain, Ohio 44052-9986

Inside Back Cover
                  (Banking Offices & ATMs)

                      ATM service available wherever you see this symbol**

  Lorain Banking Offices
**Main Office
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7185

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
 (440)933-2186

  Elyria Banking Offices
**Ely Square Office
  124 Middle Avenue
  Elyria, Ohio 44035
 (440)323-4621

**Cleveland Street Office
  801 Cleveland Street
  Elyria, Ohio  44035
  (440)365-8397

**Lake Avenue Office
  42935 North Ridge Road
  Elyria Township, Ohio 44035
 (440)233-7196

**Midway Mall Office
  6395 Midway Mall Blvd.
  Elyria, Ohio 44035
  (440)324-6530

  Village of LaGrange
  Banking Office
**Village of LaGrange Office
  546 North Center Street
  Village of LaGrange,
  Ohio 44050
  (440)355-6734

  Oberlin Banking Offices
**Kendal at Oberlin Office*
  600 Kendal Drive
  Oberlin, Ohio 44074
  (440)774-5400

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

  ATMs
**Captain Larry's Marathon
  1317 State Route 60
  Vermilion, Ohio

**Dad's Sunoco
  7580 Leavitt Road
  State Route 58
  Amherst, Ohio

**Gateway Plaza
  3451 Colorado Avenue
  Lorain, Ohio

**Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

**Lorain County
  Community College
  1005 North Abbe Road
  Elyria, Ohio

**Lowe's Home
  Improvement Warehouse
  620 Midway Boulevard
  Elyria, Ohio

**Mobile ATM
  2130 West Park Dr.
  Lorain, Ohio

  Other Offices
  Executive Offices
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7123

  Branch Administration
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7253

  Commercial, Consumer
  and Mortgage Loans
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7220
  (440)244-7272
  (440)244-7216

  Credit Cards
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3308

  Customer Service
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3348
  (800)860-1007

  Human Resources
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3139

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440)989-3327

  Investment and Trust Services
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7226

  All Other Departments &
  Information Not Listed
  Telebanker (440)245-4562
  Telebanker (800)610-9033
  Toll Free (800)860-1007
  Lorain (440)244-6000
  Internet
  www.4LNB.com


END OF INSIDE BACK COVER

COVER DESCRIPTION

Outside back cover

White background


LNB Bancorp, Inc. Logo

LNB
Bancorp, Inc.

Blue lettering

Mail: LNB Bancorp, Inc. 457 Broadway . Lorain, Ohio 44052-1739
E-Mail: emailservices@4LNB.com . Internet: www.4LNB.com
Telephone: (440) 244-6000 . Toll Free: (800) 860-1007
Telefax: (440) 244-4815

END OF PUBLISHED LNB BANCORP, INC. 1999 ANNUAL REPORT

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 1999)

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

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 1999)

                        S - K Reference Number (22)




               Notice of Annual Meeting to Shareholders and
                 Proxy Statement (dated March 20, 2000).

                            LNB BANCORP, INC.
                              LORAIN, OHIO

                NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO THE SHAREHOLDERS OF
LNB BANCORP, INC.                                          March 20, 2000

     The Annual Meeting of Shareholders of LNB Bancorp, Inc. (hereinafter called the "Corporation") will be held at 521 Broadway, Lorain, Ohio 44052, on Tuesday, April 18, 2000 at 10:00 a.m., Eastern Daylight Savings Time, for the purpose of considering and voting upon the following matters as more fully-described in the Proxy Statement.

PROPOSALS:
     1.   ELECTION OF DIRECTORS   To elect four (4) directors to hold
          office until their term expires (April 22, 2003) or until their successors are elected and qualified.

     2. AMEND ARTICLES OF INCORPORATION AND CODE OF REGULATIONS AS MORE FULLY DESCRIBED UNDER THE FOLLOWING SUBHEADINGS AND IN THE PROXY
          STATEMENT:

          a) Amend and restate Articles of Incorporation to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;
          b) State in the Articles of Incorporation that one of the purposes for which the Corporation is formed is to qualify and act as a "financial holding company" as defined by the Gramm-Leach-Bliley Act of 1999;
          c) Removal of fair price and super majority vote provisions as currently stated in Articles XIII and XIV of the Articles of Incorporation and relocate such provisions to the Code of Regulations;
          d) Amend and restate Code of Regulations to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;
          e) Provide that the number of directors on the Board of Directors may periodically be changed and authorize the Board of Directors to fill terms of directorships created by the Board of Directors;

          f) Provide that directors and members of board committees may be entitled to compensation and reimbursement for additional expenses as the Board of Directors periodically determines in its sole discretion; and

          g) Provide for indemnification of shareholders, directors, officers, employees and agents from claims arising from acts of the Corporation or others acting on behalf of the Corporation.

     AN AFFIRMATIVE VOTE FOR PROPOSAL 2 TO AMEND THE ARTICLES OF
     INCORPORATION AND THE CODE OF REGULATIONS WILL BE AN AFFIRMATIVE VOTE FOR ALL SUBHEADINGS UNDER PROPOSAL 2-SUBHEADINGS 2(a) THROUGH 2(g).

     3.   OTHER BUSINESS   To transact any other business that may
          properly come before the Meeting or any adjournment thereof.

     Shareholders of record at the close of business on March 6, 2000, will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed.

     We urge you to sign and return the enclosed proxy as promptly as possible, whether or not you plan to attend the meeting in person. This proxy may be revoked prior to its exercise.

                                        By Order of the Board of Directors


                                                         /s/Thomas P. Ryan


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

                           LNB BANCORP, INC.
                             457 BROADWAY
                          LORAIN, OHIO  44052
                           PROXY STATEMENT
                            MARCH 20, 2000

  This proxy solicitation is made on behalf of the Board of Directors of LNB Bancorp, Inc. (hereinafter called the "Corporation") being a one-bank holding company owning all of the stock of The Lorain National Bank (hereinafter called the "Bank"). As of this date, the number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting of Shareholders to be held on April 18, 2000, is 4,127,161. Only those shareholders of record at the close of business on March 6, 2000 shall be entitled to vote. This proxy may be revoked prior to its exercise. This Proxy Statement and the related Proxy Card are being mailed to shareholders of the Corporation on or about March 16, 2000. The cost of this solicitation is being paid by the Corporation.

VOTING
  Each shareholder shall be entitled to one (1) vote for each share of stock standing in their name on the books of the Corporation. No holder of shares of any class shall have the right to vote cumulatively in the election of directors.
  Shares held in accounts by the Bank's Investment Management and Trust Services Division will be voted by the trustee in accordance with written instructions from account administrators or account plan participants, and where no instructions are received, as the trustee deems proper.
  Shares of Common Stock represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual Meeting of Shareholders in accordance with the shareholders' instructions contained in such proxies. Where no such instructions are given, the shares will be voted for the election of directors as described herein, and in support of proposal two (2), and at the discretion of the proxies on such other matters as may come before the meeting. The
Board of Directors has no reason to believe that any of the nominees will be unable to serve as a director. In the event, however, of the death or unavailability of any nominee or nominees, the proxy to that extent will be voted for such other person or persons as the Board of Directors may recommend.
  The results of votes taken at the Annual Meeting will be disclosed in the Corporation's First Quarterly Report for 2000 on Form 10-Q, as filed with the Securities and Exchange Commission (SEC). The disclosure will include for each proposal the number of votes for, the number of votes against, and the number of abstentions. In addition, the disclosure will set forth the number of votes received by each candidate running for a directorship and the percentage of these votes as to the total shares outstanding.

ELECTION OF DIRECTORS
  Article III of the Code of Regulations of the Corporation provides that directors are to be divided into three (3) classes. Each class serves a term of three (3) years, or until their respective successors are elected and qualified. In that the term of office for five (5) members of the present Board of Directors will expire on April 18, 2000, the Board of Directors has nominated the hereinafter-named four (4) individuals for election to serve until April 22, 2003, or until their successors are elected and qualified. The Board of Directors does not have a nominee to replace the director position that will be vacated by Mr. Paul T. Stack. Due to personal reasons, Mr. Stack has decided not to stand for reelection. At some future time the vacancy may be filled in accordance with the provisions of the Code of Regulations.
  The affirmative vote of the holders of at least a majority of a quorum is required in order to elect each director. Under the Code of Regulations of the Corporation, a quorum is constituted by the presence, in person or by proxy, of a majority of the voting power of the Corporation.
  Other nominations may be made only in accordance with the notice procedures set forth in Article III of the Code of Regulations of the Corporation. The procedure states that nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing Board of Directors of the Corporation, shall be made in writing and shall be delivered or mailed to the President of the Corporation not less than fourteen (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of directors; provided, however, that if less than twenty-one
(21) days' notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the President of the Corporation no later than the close of business on the seventh (7th) day following the day on which the notice of the meeting was mailed. Such notification shall contain the following information as to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of common stock of the Corporation that will be voted for each proposed nominee; (d) the name and resident address of the notifying shareholder; and (e) the number of shares of common stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, at his discretion, be disregarded by the Chairman of the meeting, and upon his instructions, the vote teller may disregard all votes cast for each such nominee.
Unless otherwise instructed, it is the intention of the persons named in the proxy to vote for the election of the following four (4) nominees:
     1)   Robert M. Campana
     2)   James F. Kidd
     3)   Jeffrey F. Riddell
     4)   Thomas P. Ryan

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF EACH
NOMINEE.

The following individuals are directors whose term of office is scheduled to expire on April 17, 200l:
     1)   Daniel P. Batista
     2)   David M. Koethe
     3)   Stanley G. Pijor
     4)   Eugene M. Sofranko
     5)   Leo Weingarten

The following individuals are directors whose term of office is scheduled to expire on April 23, 2002:
     1)   Terry D. Goode
     2)   Wellsley O. Gray
     3)   James R. Herrick
     4)   Benjamin G. Norton
     5)   John W. Schaeffer, M.D.
     6)   Gary C. Smith

DIRECTORS' COMMITTEES
  The Bank has six (6) standing committees upon which members of the Board of Directors serve. They are:
  1) The Audit Committee          4) The Pension/Fringe Benefit Committee
  2) The Executive Committee      5) The Incentive Stock Option Committee
  3) The Trust Committee          6) The Compensation Committee

     Membership of each of these committees is indicated below.

     The Audit Committee met three (3) times during the last fiscal year. It establishes policies for the administration of the Bank's Audit Division. The Executive Committee met twelve (12) times during the last fiscal year. This committee is authorized to approve matters relating to loans, the purchase of bills, notes, and other evidence of debt. The Trust Committee reviews the various trusts accepted by the Bank's Trust and Investment Management Division. It held six (6) meetings during the last fiscal year. The Pension/Fringe Benefit Committee reviews indirect compensation of officers and employees. It did not meet during the last fiscal year. The Incentive Stock Option Committee determines who will receive stock options and the number of shares to be granted under the terms of the Incentive Stock Option Plan. The actions of the Incentive Stock Option Committee are subject to the approval of the Compensation Committee. It did not meet during the last fiscal year. The Compensation Committee meets to review all officers' salaries. It held one (1) meeting during the last fiscal year. The Bank does not have a designated Nominating Committee. Nominees for the Board of Directors are determined by a vote of the total Board of Directors.

     The Bank held fifteen (15) Board of Directors meetings during the last fiscal year. Of the directors who served during 1999, Leo Weingarten attended fewer than 75% of the total number of meetings of the Board of Directors and all committee meetings of which the aforementioned director was a member.
  The Corporation held fifteen (15) Board of Directors meetings during the last fiscal year. Of the directors who served during 1999, Leo Weingarten attended fewer than 75% of the total of fifteen (15) meetings held.

DIRECTOR'S COMPENSATION
  Each outside director of the Bank is entitled to receive an annual retainer fee of $5,000. Bank officers, who are also directors of the Bank, do not receive an annual retainer fee.
  All of the directors of the Corporation are also directors of the Bank. A director's fee of $500 is paid to outside directors for each meeting attended. Directors, who are also officers of the Corporation, receive a fee of $250 for their attendance at the Corporation's board meetings and receive no director's fees for their attendance at the meetings of the Bank's board.
  Mr. Stanley G. Pijor entered into a Consulting Agreement with the Bank and the Corporation dated March 15, 1994. The Consulting Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years commencing January 1, 1996. The Consulting Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Consulting Agreement. Termination of the Consulting Agreement (by either party) would not prejudice Mr. Pijor's right to receive the benefits referred to above for a period of up to two (2) years. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Supplemental Retirement Agreement, Mr. Pijor shall receive an annual supplemental retirement benefit in the amount of $50,000 for a period of ten (10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

                                                     BANK     CORPORATION
                       PRINCIPAL OCCUPATION         DIRECTOR    DIRECTOR
NAME AND AGE           FOR THE PAST FIVE YEARS       SINCE       SINCE

DANIEL P. BATISTA      ATTORNEY/SHAREHOLDER           1976        1983
Age 65                 Cook and Batista Co., L.P.A.(A)
(2-3-5-6)

ROBERT M. CAMPANA      MANAGING DIRECTOR              1996        1996
Age 40                 P.C. Campana Inc.
(1-3-5-7)

TERRY D. GOODE         VICE PRESIDENT                 1997        1997
Age 45                 Lorain County Title Company
(1-7)

                                                     BANK     CORPORATION
                       PRINCIPAL OCCUPATION         DIRECTOR    DIRECTOR
NAME AND AGE           FOR THE PAST FIVE YEARS       SINCE       SINCE

WELLSLEY O. GRAY       RETIRED                        1973        1983
Age 66
(1-3)

JAMES R. HERRICK       PRESIDENT                      1999        1999
Age 48                 Liberty Auto Group, Inc.
(1)

JAMES F. KIDD          VICE CHAIRMAN OF THE BOARD     1989        1989
Age 60                 LNB Bancorp, Inc. and
(2-3-4)                The Lorain National Bank

DAVID M. KOETHE        RETIRED, FORMER CHAIRMAN       1975        1983
Age 64                 The Lorain Printing Company(B)
(2-3-4-5-6)

BENJAMIN G. NORTON     HUMAN RESOURCE CONSULTANT      1983        1983
Age 60                 LTI Power Systems
(1-2-3-7)

STANLEY G. PIJOR       CHAIRMAN OF THE BOARD          1969        1983
Age 69                 LNB Bancorp, Inc. and
(2-3-4-5-6)            The Lorain National Bank

JEFFREY F. RIDDELL     PRESIDENT AND                  1995        1995
Age 48                 CHIEF EXECUTIVE OFFICER
(1-2-4-5-6)            Consumeracq, Inc.
                       Consumers Builders Supply Company

THOMAS P. RYAN         EXECUTIVE VICE PRESIDENT       1989        1989
Age 61                 AND SECRETARY/TREASURER
                       LNB Bancorp, Inc.
                       EXECUTIVE VICE PRESIDENT
                       AND SECRETARY
                       The Lorain National Bank

JOHN W. SCHAEFFER,     PRESIDENT                      1999        1999
M.D.                   North Ohio Heart Center, Inc.
Age 54
(3)

GARY C. SMITH          PRESIDENT AND                  1999        1999
Age 52                 CHIEF EXECUTIVE OFFICER
(2-3-4)                LNB Bancorp, Inc. and
                       The Lorain National Bank

                                                     BANK     CORPORATION
                       PRINCIPAL OCCUPATION         DIRECTOR    DIRECTOR
NAME AND AGE           FOR THE PAST FIVE YEARS       SINCE       SINCE

EUGENE M. SOFRANKO     PRESIDENT AND                  1974        1983
Age 69                 CHIEF EXECUTIVE OFFICER
(1-2-4-5-6)            Lorain Glass Company, Inc.

PAUL T. STACK*         RETIRED                        1974        1983
Age 70
(1-3)

LEO WEINGARTEN         RETIRED                        1964        1983
Age 80
(2-4-5-6)

(1) Member of Audit Committee         (5) Member of Incentive Stock Option
(2) Member of Executive Committee         Committee
(3) Member of Trust Committee         (6) Member of Compensation Committee
(4) Member of Pension/Fringe Benefit  (7) Alternate Member of Executive
    Committee                             and Compensation Committees

(A) The Bank has retained the law firm of Cook and Batista Co., L.P.A. as legal counsel for the last several years. During the last fiscal year, the Bank has paid to Cook and Batista, Co., L.P.A., an amount of $165,069. It is anticipated that this relationship will continue during the current fiscal year.

(B) During the last fiscal year, the Bank has paid to The Lorain Printing Company an amount of $110,501 for printing services and supplies. It is anticipated that such business relationship will continue during the current fiscal year.

*In February of 2000, Mr. Paul T. Stack advised the Corporation and Bank that due to personal reasons he decided not to stand for reelection to the Board of Directors. Mr. Stack has served as a member of the Board of Directors of the Bank since 1974 - a period of 26 years. The Management of the Bank, as well as the Board of Directors, wish to take this opportunity to formally acknowledge and thank Mr. Stack for his faithful and meritorious service which has contributed much to the Corporation and Bank's progress and success.

EXECUTIVE COMPENSATION
     LNB Bancorp, Inc. did not pay any separate compensation, other than the Corporation's directors' fees, to its executive officers during 1999, 1998 and 1997. All executive compensation was paid by the Bank. The information which follows discloses the annual and long-term compensation for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1999, 1998 and 1997, for each person who served as the chief executive officer during 1999, and the four most highly-compensated executive officers who made in excess of $100,000 during 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
  The Named Executive Officers disclosure requirements affect the Chief Executive Officer and those four (4) executive officers earning more than $100,000 in salary and bonuses. In 1999, 1998 and 1997, Mr. James F. Kidd, President and Chief Executive Officer*, Mr. Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, and Gregory D. Friedman, Executive Vice President and Chief Financial Officer, met the criteria for disclosure. In 1999, Mr. Gary C. Smith, President and Chief Executive Officer*, Ms. Emma N. Mason, Senior Vice President and Senior Trust Officer and Ms. Sandra L. Dubell, Senior Vice President and Senior Lending Officer, met the criteria for disclosure.

  The following table discloses the annual salary, bonuses and all other compensation awards and payouts for services in all capacities to the Corporation and the Bank for the fiscal years ended December 31, 1999, 1998 and 1997.
                                  Compensation (1)
                      ---------------------------------------------------
                                      Annual
Name and              ------------------------------------        All
Principal Position           Year      Salary       Bonuses     Other (2)
-------------------------------------------------------------------------
James F. Kidd                1999    $229,336       $33,750     $25,444
President and                1998    $207,661       $     0     $16,887
Chief Executive Officer*     1997    $180,962       $42,000     $22,441

Gary C. Smith**              1999    $124,094       $31,188     $   817
President and
Chief Executive Officer*

Thomas P. Ryan               1999    $124,521       $18,225     $21,809
Executive Vice President and 1998    $119,226       $     0     $15,213
Secretary/Treasurer          1997    $109,250       $16,350     $18,752

Gregory D. Friedman          1999    $114,109       $15,900     $12,031
Executive Vice President and 1998    $102,485       $     0     $ 7,000
Chief Financial Officer      1997    $ 91,021       $13,365     $11,078

Emma N. Mason                1999    $102,093       $14,820     $12,681
Senior Vice President and
Senior Trust Officer

Sandra L. Dubell             1999    $ 89,301       $13,125     $ 9,324
Senior Vice President and
Senior Lending Officer

(1) The aggregate of other annual compensation is less than 10% of the total of annual salary and bonus for all individuals for all years presented and, therefore, is not required to be reported under the SEC rules.

(2)  All other compensation consisted of the following:

 James F. Kidd:                                1999    1998     1997
  Contribution, in Mr. Kidd's behalf to:
   The Bank's Stock Purchase Plan             $5,000  $5,000  $ 4,800
   The Bank's Employee Stock Ownership Plan   $9,384  $5,137  $11,141
   Mr. Kidd's Supplemental Life Insurance     $2,600  $2,250  $ 2,250
  Corporation director's fees                 $6,750  $4,500  $ 4,250
  Anniversary Stock Award                     $1,710

 Gary C. Smith**                               1999
  Contribution, in Mr. Smith's behalf to:
   Mr. Smith's Supplemental Life Insurance    $  567
  Corporation director's fees                 $  250

 Thomas P. Ryan:                               1999    1998     1997
  Contribution, in Mr. Ryan's behalf to:
   The Bank's Stock Purchase Plan             $4,192  $3,472  $ 3,768
   The Bank's Employee Stock Ownership Plan   $8,372  $3,828  $ 8,746
   Mr. Ryan's Supplemental Life Insurance     $2,745  $3,413  $ 2,238
  Corporation director's fees                 $6,500  $4,500  $ 4,000

 Gregory D. Friedman:                          1999    1998     1997
  Contribution, in Mr. Friedman's behalf to:
   The Bank's Stock Purchase Plan             $3,779  $2,981  $ 3,132
   The Bank's Employee Stock Ownership Plan   $7,625  $3,290  $ 7,269
   Mr. Friedman's Supplemental Life Insurance $  627  $  729  $   677

 Emma N. Mason:                                1999
  Contribution, in Ms. Mason's behalf to:
   The Bank's Stock Purchase Plan             $3,409
   The Bank's Employee Stock Ownership Plan   $6,857
   Ms. Mason's Supplemental Life Insurance    $2,415

 Sandra L. Dubell:                             1999
  Contribution, in Ms. Dubell's behalf to:
   The Bank's Stock Purchase Plan             $2,516
   The Bank's Employee Stock Ownership Plan   $6,007
   Ms. Dubell's Supplemental Life Insurance   $  801

*On December 21, 1999, Gary C. Smith was appointed to succeed retiring President and Chief Executive Officer, James F. Kidd.

**Hired May 3, 1999

STOCK OPTIONS GRANTED IN 1999

                             Individual Grants
--------------------------------------------------------------------------
                      Number of               % of Total
                 Securities Underlying       Options/Stock
                     Options/Stock        Appreciation Rights
                  Appreciation Rights    Granted to Employees     Exercise
Name                   Granted (#)*           in 1999              Price
--------------------------------------------------------------------------
Gary C. Smith        10,000 options             100%               $30.00
 President and
 Chief Executive
 Officer
LNB Bancorp, Inc.

                Potential Realized Value at
                 Assumed Annual Rates of
                 Stock Price Appreciation
                     For Option Term
--------------------------------------------------------------------------
  Expiration
    Date             5%           10%
--------------------------------------------------------------------------
 May 3, 2009      $115,400     $348,400

In 1999, the Corporation entered into a non-qualified incentive stock option agreement with Gary C. Smith. Under this non-qualified incentive stock option agreement, 10,000 shares were granted May 3, 1999. The incentive stock options must be exercised within 10 years from the grant date with 100% vesting from the grant date.

LONG-TERM INCENTIVE PLAN AWARD TABLE (last fiscal year)
  There were no long-term incentive plans or plan awards in 1999.

OPTION EXERCISES AND YEAR-END VALUE TABLE (last fiscal year)

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR-END OPTION VALUE
                                                            Value of
                                           Number of       Unexercised
                                          Unexercised     In-the-Money
                  Shares                 Option Shares     Option Shares
                 Acquired     Value       at FY-End (#)    at FY-End ($)
                    on       Realized     Exercisable/     Exercisable/
Name           Exercise (#)   ($) (1)   Unexercisable    Unexercisable (1)
--------------------------------------------------------------------------
James F. Kidd     2,143       $13,187         0/0              $0/$0
Gary C. Smith        0           0         10,000/0            $0/$0
Thomas P. Ryan    2,143       $13,187         0/0              $0/$0
Gregory D. Friedman  0           0          2,985/0        $3,668/$0
Emma N. Mason        0           0            0/0              $0/$0
Sandra L. Dubell     0           0            971/0        $2,334/$0
                                    11

 (1) Market value of underlying securities at exercise date or year end, as the case may be, minus the exercise or price of "in-the-money" options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  The Compensation Committee consists of: Daniel P. Batista, David M. Koethe, Benjamin G. Norton, Stanley G. Pijor, Jeffrey F. Riddell, Eugene
M. Sofranko, and Leo Weingarten. Mr. Batista is a shareholder of the law firm of Wickens, Herzer, Panza, Cook & Batista, formerly known as Cook and Batista Co., L.P.A., which performs legal services for the Bank. During 1999, the Bank paid to Cook and Batista Co., L.P.A. legal fees in the amount of $165,069. The amount of Mr. Batista's interest in such fees cannot be practicably determined. Mr. Koethe is the former Chairman of the Board of The Lorain Printing Company. During 1999, the Bank paid to The Lorain Printing Company an amount of $110,501 for printing services and supplies. The amount of Mr. Koethe's interest in such payments cannot be practicably determined. Mr. Stanley G. Pijor entered into a Consulting Agreement with the Bank dated March 15, 1994. The Consulting Agreement provides that Mr. Pijor shall receive a consulting fee of $85,000 each year for a period of five (5) years, commencing on January 1, 1996. The Consulting Agreement also stipulates that Mr. Pijor will be provided with an automobile and will be reimbursed for reasonable expenses relative to his duties as a consultant during the term of the Consulting Agreement. Mr. Pijor was also a party to a Supplemental Retirement Agreement entered into with the Bank on December 31, 1987. Under the terms of this Supplemental Retirement Agreement, Mr. Pijor shall receive supplemental retirement benefits in the amount of $50,000 per year, for a period of ten
(10) years. The payment of these supplemental retirement benefits commenced in January of 1996.

COMPENSATION COMMITTEE REPORT
  The Bank's Compensation Committee has the responsibility of evaluating and recommending to the Board of Directors, for its approval, the amount of compensation, including salary, bonus, and other benefits, for all officers of the Bank, including the Named Executive Officers and the Chief Executive Officer.
  It is the philosophy and policy of the Compensation Committee to establish a compensation program for Bank officers to attract, motivate and retain a highly qualified management team. The criteria used to determine the recommended compensation of Bank officers includes their level of responsibility, performance, experience, the Committee's judgment as to the past performance and expected further contribution. A comparison to the industry peer group as well as national and regional surveys is also used. In addition, Messrs. James F. Kidd and Gary C. Smith, as the Bank's Chief Executive Officers, evaluate the performance of the other officers and present their evaluations and salary recommendations for all officers, other than themselves and the Bank's Internal Auditor (whose compensation is determined by the Bank's Audit Committee), to the Compensation Committee. The Compensation Committee is also advised by independent compensation consultants concerning compensation of Bank officers. Based upon the foregoing, the Compensation Committee prepares a report on recommended base salaries for all officers. In addition, in some cases, the

Compensation Committee recommends bonuses for certain officers of the Bank based upon the attainment of preestablished performance goals. The recommendations of the Compensation Committee regarding base salaries and bonuses for all officers are subject to approval by the Board of Directors.

  As to each person who served as the Chief Executive Officer during 1999, Messrs. James F. Kidd's and Gary C. Smith's compensations including salary, bonus, and other benefits is also based upon a recommendation of the Compensation Committee, which is then approved by the Board of Directors. The factors and criteria considered by the Compensation Committee included the pay level for CEOs of comparable banks, the financial performance of the Bank, and the individual performance and leadership of Messrs. Kidd and Smith. Based upon the foregoing, and based upon the attainment of preestablished performance goals established by the Compensation Committee, the Compensation Committee recommended a base salary and bonus for Messrs. Kidd and Smith for 1999, in the amounts set forth in the Summary Compensation Table, which amounts were approved by the Board of Directors.

     The members of the Compensation Committee are:
          Daniel P. Batista             Jeffrey F. Riddell
          David M. Koethe               Eugene M. Sofranko
          Benjamin G. Norton            Leo Weingarten
          Stanley G. Pijor

EMPLOYMENT AGREEMENTS
  As of September 1, 1995, Mr. James F. Kidd entered into an Employment Agreement with the Corporation and the Bank. The Employment Agreement provides for Mr. Kidd's employment until he reaches the age of 65 as President. Mr. Kidd shall be compensated at the initial rate of $124,000 with an annual compensation review each year thereafter. Mr. Kidd will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program. Mr. Kidd's Employment Agreement was subsequently amended on March 3, 1999. In addition to other revisions, the amended Employment Agreement provides for termination by Mr. Kidd without cause at any time by giving the Board of Directors of the Corporation at least ninety (90) days written notice of his decision to terminate his Employment Agreement. In August of 1999, Mr. Kidd provided notification to the Board of Directors of LNB Bancorp, Inc. and The Lorain National Bank to terminate his Employment Agreement and that on or about January 1, 2000, he would no longer remain as an active employee of either of the two entities. Mr. James F. Kidd will remain an active Director in the position as Vice Chairman of LNB Bancorp, Inc. and The Lorain National Bank after December 31, 1999.
  As of March 16, 1999, Mr. Gary C. Smith entered into an Employment Agreement with the Corporation and the Bank. The Employment Agreement provides the conditions for Mr. Smith's employment as Senior Executive Vice President and subsequent appointment, on or about January 1, 2000, to President and Chief Executive Officer. Mr. Smith shall be compensated at the initial annual rate of $185,000 and increased to $200,000 upon appointment to President and Chief Executive Officer, with an annual compensation review each year thereafter. Mr. Smith will participate in all other Corporate and Bank employee benefits applicable to executive personnel. The Employment Agreement provides Mr. Smith with the opportunity to purchase 10,000 shares of common stock of the Corporation under the provisions of an Incentive Stock Option Agreement entered into on March 16, 1999.
  The Employment Agreement provides for termination by the Corporation: upon death of the employee, for cause, or through its Board of Directors without cause at any time upon ninety (90) days prior written notice to employee. The Employment Agreement may be terminated by Mr. Smith: for cause, without cause by giving the Board of Directors of the Corporation at least ninety (90) days written notice, or upon "Change in control of the Corporation". If a "Change in control of the Corporation" occurs, the Employment Agreement further provides that the Corporation shall pay to Mr. Smith compensation for a period of two (2) years in an amount equal to annual wages paid to Mr. Smith in the prior year. Assuming a change in control were to have taken place at December 31, 1999, the amount payable to Mr. Smith during the next two (2) years would be approximately $311,694. Upon the termination of the Employment Agreement by Mr. Smith due to breach of Employment Agreement by the Corporation, or termination of the Employment Agreement by the Corporation without cause, the Corporation shall pay Mr. Smith compensation for a period of one (1) year in an amount equal to the annual wages paid to Mr. Smith in the prior year. If the Employment Agreement had been terminated by the Corporation as of December 31, 1999 due to breach or without cause, Mr. Smith would have been entitled to compensation for one (1) year in the amount of approximately $155,847. Upon the termination of the Employment Agreement by Mr. Smith without cause, Mr. Smith and the Corporation shall be released of all liabilities.
  As of September 1, 1995, Mr. Thomas P. Ryan entered into an Employment Agreement with the Corporation and the Bank. The Employment Agreement provides for Mr. Ryan's employment until he reaches the age of 65 as Executive Vice President. Mr. Ryan shall be compensated at the initial rate of $97,500 with an annual compensation review each year thereafter. Mr. Ryan will continue to receive his present fringe benefits and such additional benefits as are set forth in the Bank's Employee Benefit Program.
  Mr. Ryan's Employment Agreement was subsequently amended on March 3, 1999. The following aspects of the Employment Agreement were amended.
The Employment Agreement provides for termination by the Corporation:
upon death of the employee, for cause, or through its Board of Directors without cause at any time upon ninety (90) days prior written notice to employee, and upon disability of the employee. The Employment Agreement may be terminated by Mr. Ryan: for cause, upon "Change in control of the Corporation" and upon a material and adverse change of employees: duties or responsibilities, titles or offices, or membership on the Board of Directors, with the Corporation as in effect at the date of said amendment to Employment Agreement. Upon the termination of the Employment Agreement by the Corporation without cause, or upon the termination of the Employment Agreement by Mr. Ryan due to: breach of the Employment Agreement by the Corporation, or a "Change in control of the Corporation", or upon a material and adverse change of employees: duties or responsibilities, titles or offices, or membership on the Board of Directors of the Corporation, the Corporation shall pay Mr. Ryan, provided he has not yet reached his sixty-third (63) birthday, compensation for a period of two (2) years in an amount equal to the annual wages paid to Mr. Ryan in the prior year. Assuming a "Change in control of the Corporation" were to have taken place at December 31, 1999, or if the Employment Agreement had been terminated by the
                                    14

Corporation or Mr. Ryan for any of the above, the amount payable to Mr. Ryan during the next two (2) years would be approximately $285,492. During this two (2) year period, the Corporation shall continue to provide Mr. Ryan with fringe benefits as described above. If Mr. Ryan is over the age of sixty-three (63) at the time of termination, annual compensation and fringe benefits as set forth above shall continue to be paid by the Corporation to Mr. Ryan until Mr. Ryan reaches the age of sixty-five (65). Mr. Ryan may elect, at his discretion, to be paid annual compensation under this provision in a lump sum upon termination. Upon the termination of the Employment Agreement by Mr. Ryan without cause, Mr. Ryan and the Corporation shall be released from all liabilities.

PENSION PLAN
  The Bank sponsors The Lorain National Bank Retirement Pension Plan (the "Plan") covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one (1) year of service, as defined in the Plan. For the Plan year ended December 31, 1999, the Bank was not required to make any contributions to the Plan.
  Participants are eligible for normal retirement upon reaching age sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefits reduced if they have less than fifteen (15) years of continuous employment upon retirement. Participants who join the Plan after January 1, 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five (5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits in the form of a lump sum distribution, or a monthly annuity.
  Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the Social Security taxable wage base.
  The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $496,000 to $540,000 as of December 31, 1999.
  Assuming the participant selects the benefit payable in a ten (10) year Certain and Life Annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

                                      Employee's Annual Estimated Pension
            Final Average               Payments Assuming Minimum of
         Annual Compensation                25 Years of Service

              $250,000*                         $80,628
               200,000*                          80,628
               160,000                           80,628
               100,000                           48,372

  *The current annual compensation limit with respect to determining an employee's annual pension payment is currently limited by the Internal Revenue Code to $160,000. The Plan reflects the annual compensation limit and this results in a maximum annual pension payment of $80,628. Therefore, an employee's annual estimated pension payment for final average compensation levels of $160,000 and above remains at the $80,628 level. Pension benefits accrued prior to 1995 are grandfathered, if their calculated benefit is greater than $80,628. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. James F. Kidd, Gary C. Smith, Thomas P. Ryan, Gregory
D. Friedman and Ms. Emma N. Mason and Ms. Sandra L. Dubell have thirty-five (35), zero (0), thirty-eight (38), fourteen (14), twenty-one
(21) and twenty-eight (28) years of service respectively, under the provisions of the Plan.
  Benefit payments under the provisions of the Plan are computed using formulas, the factors of which include annual compensation, years of service, social security taxable wage base, and, in the case of a lump sum distribution, current interest rates are also taken into consideration.
  On July 30, 1996, the Bank entered into Supplemental Retirement Agreements (SRA) with Mr. Thomas P. Ryan and Mr. Gregory D. Friedman. The purpose of the SRA is to provide supplemental retirement benefits to Messrs. Ryan and Friedman in addition to the benefits provided by the Plan, to assist the Bank in retaining their services through their normal retirement dates. The SRA provides for payments, monthly or annually, at Messrs. Ryan and Friedman's election, in the event of: (a) normal retirement;** (b) reduced supplemental retirement benefits in the event of early retirement; (c) disability prior to retirement; (d) death; or (e) discharge "without cause."
  Under the terms of their SRA, Messrs. Ryan and Friedman will receive supplemental retirement benefits for a period of ten (10) years. The full benefit amount is equal to 70% of the compensation paid in the final year of employment, less the Bank's pension benefit and Social Security benefits. Messrs. Ryan and Friedman are entitled to the full benefit amount if they retire on their normal retirement date;** 75% of the full benefit amount if they retire at age 64; 50% of the full benefit amount if they retire at age 63; 25% of the full benefit amount if they retire at age 62; and no SRA benefit if they retire prior to age 62. In the event of disability prior to retirement, the disabled individual would receive their full SRA benefit amount beginning at age 65. In the event of death prior to retirement, after meeting the eligibility and employment requirements, the applicable benefit (based upon the decedent's age) is payable to his designated beneficiary. In the event of discharge "without cause", the discharged individual would receive their full SRA benefit amount, as if he retired at age 65, commencing at the recipient's discretion. The SRA is a non-qualified defined benefit agreement. As of December 31, 1999, the monthly benefits that would be paid at normal retirement age, would be $2,260 and $7,321 for Messrs. Ryan and Friedman respectively.
  Mr. Ryan's SRA was subsequently amended on March 3, 1999. In the event Mr. Ryan resigns due to a "Change in control of the Corporation" or a material and adverse change in duties or responsibilities, titles or offices, or membership on the Board of Directors of the Corporation, Mr. Ryan would receive his full SRA benefit amount, as if he retired at age sixty-five (65), commencing at his discretion.
     **Mr. Ryan's normal retirement date is April 1, 2003
     **Mr. Friedman's normal retirement date is August 1, 2015

  On June 15, 1999, the Bank entered into a new and restated Supplemental Retirement Agreement (SRA) with Mr. James F. Kidd. The purpose of the SRA is to provide for an increase in supplemental retirement benefits to Mr. Kidd for his continued service to the Corporation and the Bank. The SRA provides for payments to Mr. Kidd in the event of: (a) retirement; (b) death; (c) discharge "without cause"; or (d) resignation due to change in control.
  The SRA provides that Mr. Kidd shall receive an annual benefit of $53,474 each year for a period of ten (10) years commencing on March 1, 2000, provided that Mr. Kidd remains in continuous employ of the Bank and retires from active employment with the Bank on or after January 1, 2000. In the event of death prior to retirement, after meeting the employment requirements, the benefit is payable to his designated beneficiary. In the event of discharge "without cause", the discharged employee would receive the annual benefit amount of $53,474 for ten (10) years. In the event Mr. Kidd resigns due to a "Change in control of the Corporation", the benefit amount shall be the total amount payable for the 10-year period ($53,474 annually for ten (10) years) reduced by a 6% "present value" discount and payable to Mr. Kidd within sixty (60) days of his resignation. The SRA is a non-qualified defined benefit agreement. As of December 31, 1999, the annual benefit that would be paid at retirement would be $53,474 for Mr. Kidd.

PERFORMANCE GRAPH
  The graph which follows compares the five (5) year cumulative total return from investing $100 on December 31, 1994 in each of Corporation's common stock, the Standard & Poor's 500 Index (S&P 500 Index) of companies, and the National Association of Securities Dealers Association Quotation System Bank Index (NASDAQ Bank Index) of companies, with dividends assumed to be reinvested when received.

            Comparison of Five Year Cumulative Total Return*
    AMONG LNB BANCORP, INC., THE S & P 500 INDEX AND NASDAQ BANK INDEX

(PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1994 THROUGH 1999 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $100 INCREMENTS RANGING FROM $0 TO $400. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

*$100 INVESTED ON 12/31/94 IN STOCK OR INDEX   INCLUDING REINVESTMENT OF
DIVIDENDS.
--------------------------------------------------------------------------
December 31,                  1994    1995    1996    1997    1998    1999
--------------------------------------------------------------------------
LNB Bancorp, Inc.             $100    $118    $129    $129    $133    $110
--------------------------------------------------------------------------
S&P 500 Index                 $100    $138    $169    $226    $290    $351
--------------------------------------------------------------------------
NASDAQ Bank Index             $100    $149    $197    $329    $327    $314
--------------------------------------------------------------------------

  The following table sets forth the beneficial ownership of the Corporation's Common Stock by each of the Corporation's directors and the Corporation's Named Executive Officers, and the directors and executive officers as a group as of January 31, 2000.

                              Shares of Common
Name of Beneficial Owner       Stock Owned (1)       Percent of Class
Daniel P. Batista (2)             61,976                  1.5%
Robert M. Campana (3)             11,578                    *
Terry D. Goode (4)                30,255                    *
Wellsley O. Gray (5)              10,509                    *
James R. Herrick                  10,522                    *
James F. Kidd (6)                 54,307                  1.3
David M. Koethe (7)               53,695                  1.3
Benjamin G. Norton (8)            92,851                  2.2
Stanley G. Pijor (9)              87,280                  2.1
Jeffrey F. Riddell (10)           63,583                  1.5
Thomas P. Ryan (11)               35,533                    *
John W. Schaeffer (12)             6,948                    *
Gary C. Smith                      3,274                    *
Eugene M. Sofranko (13)           29,849                    *
Paul T. Stack (14)                10,303                    *

                            Shares of Common
Name of Beneficial Owner       Stock Owned (1)       Percent of Class

Leo Weingarten (15)              111,100                  2.7
All Directors and Executive
  Officers as a Group
   (23 in group)                 748,192                 18.1%
*Ownership is less than 1% of    -------                 ------
 the class

(1)Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.
(2)Includes 39,863 shares subject to shared voting and investment power.
(3)Includes 11,310 shares subject to shared voting and investment power.
(4)Includes 6,858 shares subject to shared voting and investment power.
(5)Includes 3,393 shares subject to shared voting and investment power.
(6)Includes 13,674 shares subject to shared voting and investment power.
(7)Includes 195 shares subject to shared voting and investment power.
(8)Includes 46,370 shares subject to shared voting and investment power.
(9)Includes 32,982 shares subject to shared voting and investment power.
(10)Includes 30,762 shares subject to shared voting and investment power.
(11)Includes 14,856 shares subject to shared voting and investment power.
(12)Includes 3,640 shares subject to shared voting and investment power.
(13)Includes 22,631 shares subject to shared voting and investment power.
(14)Includes 1,275 shares subject to shared voting and investment power.
(15)Includes 9,277 shares subject to shared voting and investment power.

FIVE PERCENT (5%) BENEFICIAL OWNERSHIP OF COMMON STOCK
  As of December 31, 1999, no person was known by the Corporation to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Corporation except as follows:

       NAME AND ADDRESS OF    SHARES OF COMMON        PERCENT OF
       BENEFICIAL OWNER         STOCK OWNED              CLASS

    The Lorain National Bank     443,965(1)              10.8%
    457 Broadway
    Lorain, Ohio 44052

(1)These shares are held in various fiduciary capacities in the ordinary course of business under numerous trust relationships by The Lorain National Bank. As fiduciary, The Lorain National Bank has sole power to dispose of 411,959 of these shares, shared power to dispose of 32,006 of these shares, shared power to vote 141,034 of these shares, and sole power to vote 32,006 of these shares.

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS
  Some of the directors of the Corporation, and companies with which they are associated, are customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1999. Loans and commitments to loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as were those prevailing at the time for comparable transactions with other persons, and in the opinion of the Management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

PROPOSED AMENDMENTS TO ARTICLES OF INCORPORATION AND CODE OF REGULATIONS

General:

  The Board of Directors of Corporation has approved certain amendments (the "Proposed Amendments") to the Corporation's Articles of Incorporation and to its Code of Regulations, and has voted unanimously to recommend to the shareholders that they approve and adopt the Proposed Amendments.
  The Proposed Amendments are adopted by the Board of Directors for the purposes discussed below. The Proposed Amendments would amend the Articles of Incorporation and the Code of Regulations to:

    a)Amend and restate Articles of Incorporation to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;

    b)State in the Articles of Incorporation that one of the purposes for which the Corporation is formed is to qualify and act as a "financial holding company" as defined by the Gramm-Leach-Bliley Act of 1999;

    c)Removal of fair price and super majority vote provisions as currently stated in Articles XIII and Articles XIV of the Articles of Incorporation and relocate such provisions to the Code of Regulations;

    d)Amend and restate Code of Regulations to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;

    e)Provide that the number of directors on the Board of Directors may periodically be changed and authorize the Board of Directors to fill terms of directorships created by the Board of Directors;

    f)Provide that directors and members of board committees may be entitled to compensation and reimbursement for additional expenses as the Board of Directors periodically determines in its sole discretion; and

    g)Provide for indemnification of shareholders, directors, officers, employees and agents from claims arising from acts of the Corporation or others acting on behalf of the Corporation.

  The general purposes of the Proposed Amendments are to: promote conditions of continuity and stability in the Corporation's business, management and policies; enable the Corporation to qualify as a "financial holding company" under the recently enacted Gramm-Leach-Bliley Act of 1999 and, therefore, permit the Corporation to take advantage of opportunities afforded by this new Act; insure that its shareholders, directors, officers, employees and agents are indemnified for, and released and held harmless from and against, liabilities when they or other individuals act in good faith on behalf of the Corporation. Enactment of the Proposed Amendments will facilitate membership of the Corporation in the NASDAQ stock market.

  Before voting on the Proposed Amendments, shareholders are urged to read carefully the following sections of this Proxy Statement and Appendices A and B, which, respectively, set forth the full texts of the proposed amended and restated Articles of Incorporation and Code of Regulations.

  The Board of Directors has considered the advantages and disadvantages of adopting the Proposed Amendments and has determined that such adoption is in the best interests of the shareholders of the Corporation. However, the shareholders may find that the Proposed Amendments are disadvantageous to the extent that they allow the Board of Directors discretion in changing the number of directors on the Board and filling the remaining terms of office of directorships created by the Board of Directors. Further, the provisions of the Proposed Amendments that provide to the Board of Directors additional discretion over compensation of directors and members of committees of the Board of Directors and that provide for indemnification of shareholders, directors, officer, employees and agents may add to the expenses of the Corporation.
  Adoption of the Proposed Amendments requires the affirmative vote of the holders of two-thirds (2/3) of the shares of the Corporation's common stock entitled to notice of and to vote at the annual shareholder meeting.

  The Board of Directors unanimously recommends a vote in favor of the Proposed Amendments which are presented as Proposal 2 below.

  The following summary descriptions of the Proposed Amendments are not intended to be complete and are qualified in their entirety by reference to the complete texts of the Proposed Amendments which are attached hereto as Appendices A and B.

Purpose and Effect of Proposal 2:

(a)AMEND AND RESTATE ARTICLES OF INCORPORATION TO SIMPLIFY AND UPDATE LANGUAGE AS AUTHORIZED BY OHIO LAW, WHICH AMENDMENTS WOULD NOT AFFECT SHAREHOLDERS' RIGHTS

      The proposed Articles of Incorporation simplify the language of the current Articles of Incorporation without affecting shareholder's rights. The proposed Articles of Incorporation are substantially the same as the current Articles of Incorporation with two exceptions: (a) the proposed amended and restated Articles of Incorporation add a purpose clause that states that one purpose of the Corporation is to qualify and act as a "financial holding company" as defined by the Gramm-Leach-Bliley Act of 1999 (the "Act"); and (b) the removal of fair price and super majority vote provisions contained in Articles XIII and XIV of the Corporation's current Articles of Incorporation; it is proposed that such provisions be relocated to the Code of Regulations.

(b)STATE IN THE ARTICLES OF INCORPORATION THAT ONE OF THE PURPOSES FOR WHICH THE CORPORATION IS FORMED IS TO QUALIFY AND ACT AS A "FINANCIAL HOLDING COMPANY" AS DEFINED BY THE GRAMM-LEACH-BLILEY ACT OF 1999

      The proposed Articles of Incorporation adopt language which states that one purpose of the Corporation is to quality and act as a "financial holding company" as defined by the Act. The Act authorizes a new type of bank holding company called a "financial holding company", and generally (with certain restrictions) permits a financial holding company or its subsidiary to engage in any activity that is financial in nature, including any type of insurance and securities activity, or become affiliated with any type of financial company. New activities that now are permissible include securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking/equity investment activities, and "complementary" nonfinancial activities. A financial holding company also may engage in future activities that the Federal Reserve determines to be financial in nature or incidental to financial activities.
      By enacting an amendment to the Articles of Incorporation that states that one of the purposes for which the Corporation is formed is to act as a "financial holding company", the Corporation will have the ability to take advantage of the opportunities afforded by the new Act. The Corporation, therefore, will be able to broaden the types of services that it provides, and remain competitive.

(c)REMOVAL OF FAIR PRICE AND SUPER MAJORITY VOTE PROVISIONS AS CURRENTLY STATED IN ARTICLES XIII AND XIV OF THE ARTICLES OF INCORPORATION AND RELOCATE SUCH PROVISIONS TO THE CODE OF REGULATIONS

      The removal of Articles XIII and XIV, the fair price and super majority vote provisions, from the current Articles of Incorporation is proposed as part of an effort to simplify and streamline the Corporation's Articles of Incorporation. Articles of Incorporation, under present Ohio law, generally are required to set forth only the name of the corporation, its principal place of business, the purposes for which it is formed, and its authorized number of shares and par value per share. Codes of Regulations, on the other hand, are more detailed, and contain language about voting requirements and requirements for effecting business combinations. The Proposed Amendments keep the Articles of Incorporation as simple and plain as possible. Because the fair price and super majority vote provisions are not required to be included in the Corporation's Articles of Incorporation and, in fact, more appropriately should be set forth in its Code of Regulations, these provisions should be relocated to the Code of Regulations. The proposed amended and restated Code of Regulations contains provisions (Article IX) substantively identical to Articles XIII and XIV of the current Articles of Incorporation.

(d)AMEND AND RESTATE CODE OF REGULATIONS TO SIMPLIFY AND UPDATE
LANGUAGE AS AUTHORIZED BY OHIO LAW, WHICH AMENDMENTS WOULD NOT AFFECT SHAREHOLDERS' RIGHTS

      Many of the proposed revisions to the existing Code of Regulations are nonsubstantive simplifications of provisions of the current Code of Regulations. The proposed revisions do not affect substantive shareholders' rights but are made in order to update and simplify the Code of Regulations. The proposed revisions include the following:

  The proposed Code of Regulations simplifies the proxy provisions of the current Code of Regulations. The proposed revision simply states that a shareholder may vote by written proxy submitted to the Secretary/Treasurer or the President of the Corporation at or before a shareholder meeting, and that the proxy is only valid for the shareholder meeting designated therein. The current Code of Regulations contains rather cumbersome provisions about powers of substitution and voting and consenting authority if more than one (1) proxy is appointed, and the media (telegram, cablegram, etc.) by which a proxy may be given. It also states that no appointment of proxy shall be valid after the expiration of eleven (11) months after it is made. The proposed amended Code of Regulations substantially simplifies the lengthy language of the current Code of Regulations regarding proxy voting.

  The proposed Code of Regulations clarifies that Robert's Rules of Order will be the parliamentary procedure for shareholders' meetings and for directors' meetings. The current Code of Regulations does not describe the parliamentary procedures that are to be followed.

  The Proposed Amendments simplify the current Code of Regulations by eliminating detail set forth in the current Code of Regulations regarding the type of financial statement that will be considered during shareholder meetings. The proposed Code of Regulations simply states that financial statements shall be provided as required by law. Because federal and state law contain explicit, detailed requirements regarding the content of financial statements and opinions to be rendered regarding the same, the detail set forth in the current Code of Regulations is not necessary.

  The proposed Code of Regulations expressly states that when acting on the Corporation's behalf, no shareholder, director, officer, employee or other agent of the Corporation shall discriminate against any person because of race, religion, creed, sex, national origin, or handicap.
  The current Code of Regulations does not contain this provision, although the Corporation has a nondiscrimination policy.

  The Proposed Amendments provide that the annual shareholder meeting must be held each year no later than six (6)months after the close of the Corporation 's fiscal year; the current Code of Regulations does not set forth this six
  (6)-month requirement, although the Corporation follows this practice.

  The proposed Code of Regulations provides that a director may not vote by proxy. The current Code of Regulations is silent with respect to directors voting by proxy. This provision was added because it is important for directors to interact when meeting about the Corporation's business.

  The proposed Code of Regulations states that the annual meeting of the Board of Directors will be held following the annual shareholder meeting. The current Code of Regulations states that the meeting will be held "immediately" after adjournment of the shareholder meeting.
  This provision will allow the directors more flexibility with respect to their annual meeting.

  The proposed Code of Regulations states that special meetings of the Board of Directors may be called by any two (2)directors, the Chairman of the Board or the President; the current Code of Regulations states that special meetings may be held upon call of the Chairman of the Board of Directors, the President, a Vice President, Secretary/Treasurer or two (2) members of the Board of Directors. This amendment would eliminate the ability of a Vice President or the Secretary/Treasurer to call a special meeting of the Board of Directors.

  The proposed Code of Regulations states that special meetings will be held within seven (7) days of call as the Board, Chairman of the Board, or President determines. It also provides that, at least two (2) days before each Board Meeting (or a shorter time as the Chairman of the Board or President determines reasonably necessary), the Secretary/Treasurer of the Corporation or another officer shall personally deliver notice to each director. The current Code of Regulations states that any notice of a special meeting will be mailed at least two (2) days before the date of the meeting and that the determination of whether a meeting may be held in less than two (2) days is at the discretion of the individual(s) calling the meeting. If less than two (2) days 'notice is given, the purpose of the meeting must be set forth in the notice. The proposed Code of Regulations does not require that such a purpose be set forth in the notice of meeting.

  The current Code of Regulations states that the Board of Directors of the Bank (a subsidiary of the Corporation)may hold as directors a minimum of One Thousand Dollars ($1,000.00) of value (market value) of shares of the Corporation. The proposed Code of Regulations does not contain this provision. Because this requirement deals with the Board of Directors of the Bank, not the Corporation, such qualifications should not be contained in the Code of Regulations of the Corporation.

  The proposed Code of Regulations requires that action taken by the executive committee of the Corporation shall be reported to the Board at its first meeting thereafter, and that a majority of any members of the committee shall constitute a quorum at any meeting. The current Code of Regulations does not set forth these provisions, which clarify the procedures of this committee.

  The current Code of Regulations provides for a Director Emeritus-Consultant who will have no vote at meetings of the Board of Directors. The proposed Code of Regulations does not describe this office.

  With respect to lost, mutilated or destroyed certificates, the current Code of Regulations states that if any certificate is lost, mutilated or destroyed, the Board of Directors may authorize the issuance of a new certificate in place thereof upon such terms and conditions as it may deem advisable. The proposed Code of Regulations states that, in its sole discretion, the Board first may require a registered shareholder to indemnify the Corporation and/or furnish a bond to the Corporation.
  This provision would protect the Corporation from damages due to the issuance of the new share certificate.

  The proposed amended Code of Regulations sets forth definitions of terms used in the Code of Regulations and, therefore, clarifies the meaning of terms used therein.

  The current Code of Regulations specifies Vice Presidents as officers and describes their authority; the proposed Code of Regulations provides for Executive and Senior Vice Presidents, and sets forth their duties; these officers are in line with officers who currently are appointed by the Board of Directors.


(e)PROVIDE THAT THE NUMBER OF DIRECTORS ON THE BOARD OF DIRECTORS MAY PERIODICALLY BE CHANGED AND AUTHORIZE THE BOARD OF DIRECTORS TO FILL TERMS OF DIRECTORSHIP'S CREATED BY THE BOARD OF DIRECTORS

  The proposal to amend the Code of Regulations to provide that the number of directors may periodically be changed, and vacancies filled, by the Board of Directors is motivated by the enactment of the Gramm-Leach-Bliley Act of 1999. As stated above, this Act allows the Corporation to acquire companies that engage in non-banking financial activities or activities incidental to financial activities. The Proposed Amendments allow the Corporation to take advantage of opportunities afforded by this new Act. Typically, an about-to-be-acquired company demands that it have representation on the board of directors of the acquiring company. This provision would allow the Board of Directors of the Corporation to increase the number of its members to accommodate this typical demand.
  Currently, the Code of Regulations states that the number of members of the Board of Directors constituting the entire Board of Directors shall be determined by a two-thirds (2/3) majority vote of continuing directors (or, if there is no interested shareholder, a majority vote of the entire Board of Directors of the Corporation), and the exact number shall be fifteen (15) unless otherwise so determined; provided, however, that in no event shall a change be made to the number of directors elected greater than one (1) position in any one (1) year. The terms

"continuing directors" and "interested shareholder" are not defined in the current Code of Regulations.
  The proposed Code of Regulations states that the number of directors on the Board of Directors may periodically be changed by the Board of Directors (in its sole discretion) either: (a) by a two-thirds (2/3) majority vote of the Continuing Directors, if the Corporation has an Interested Shareholder; or (b) by a majority vote of the whole of Board of Directors, if the Corporation has no Interested Shareholder. Should the Board of Directors see fit to increase the number of Directors, then in such an event, the Board shall (at any time in its sole discretion) elect an individual to serve. The individual so elected shall be assigned to a Director's class and shall serve the remaining term of the class to which said individual was named. The term "Continuing Director" is defined generally as a director not affiliated with an "Interested Shareholder", who is defined as a beneficial owner of ten percent (10%) or more of the voting shares of the Corporation. The proposed provisions are set forth in their entirety on Appendix B. (See Article IV, Subsection l.d, regarding appointment of directors, and Article IX, Section 1, which defines "Continuing Director" and "Interested Shareholder".)

(f)PROVIDE THAT DIRECTORS AND MEMBERS OF BOARD COMMITTEES MAY BE
ENTITLED TO COMPENSATION AND REIMBURSEMENT FOR ADDITIONAL EXPENSES AS THE BOARD OF DIRECTORS PERIODICALLY DETERMINES IN ITS SOLE DISCRETION

  The proposed amended Code of Regulations also states that the directors shall be entitled to such compensation in their capacity as directors and to reimbursement for such expenses as the Board of Directors periodically determines in its sole discretion, and also states that members of the committees of the Board of Directors shall be entitled to additional compensation in their capacities as committee members and to reimbursement for such additional expenses, all as the Board of Directors periodically determines in its sole discretion. This provision gives more discretion to the Board of Directors with respect to their compensation than does the current Code of Regulations. The current Code of Regulations states that directors may receive a fixed sum and expenses for attendance at each meeting, and members of the executive and any standing or special committee may, by resolution of the Board of Directors, be allowed compensation as the Board of Directors may deem reasonable. The purpose of this provision is to promote conditions for continuity and stability within the Board of Directors by ensuring that they have a say in how they are compensated and reimbursed for expenses. The proposed provision is set forth in its entirety on Appendix B. (See Article IV, Section 6.)

(g)PROVIDE FOR INDEMNIFICATION OF SHAREHOLDERS, DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS FROM CLAIMS ARISING FROM ACTS OF THE CORPORATION OR OTHERS ACTING ON BEHALF OF THE CORPORATION

  The proposed amended Code of Regulations also contains broad indemnification and release provisions that are protective of shareholders, directors, officers, employees and agents. Currently, the Corporation's corporate documents contain rather vague language relating to the protection of officers and directors with respect to acts performed on behalf of the Corporation. For example, Article VII of the Articles of Incorporation states that each officer, director, or member of any committee designated by the Board of Directors shall, in the performance of his duties, be "fully protected" in relying in good faith upon the books of accounts or records made
                                    26
by the Corporation by any of its officers, employees, or committees, or by an independent public accountant or appraiser selected with reasonable care by the Board of Directors.
  The proposed amended Code of Regulations states that, to the fullest extent permitted by law, the Corporation shall indemnify and hold harmless any and all past and present shareholders, directors, officers, employees and other agents from and against all liabilities arising or resulting from any claim under which the indemnified individual is a party or participant because of actions or omissions of the Corporation or of the indemnified individual or of any shareholder, director, officer, employee, agent or other person acting in any capacity at the request of or on behalf of the Corporation. This indemnification applies if the indemnified individual has acted in good faith and in the best interests of the Corporation and, with respect to any criminal action or proceeding, if the indemnified individual had no reasonable cause to believe the indemnified individual's conduct was unlawful.
  The proposed amended Code of Regulations also contains a release provision. It states that, to the fullest extent authorized or permitted by law, no indemnified individual shall be liable to the Corporation because of any action or omission of such indemnified individual at the request of or on behalf of the Corporation.
  To the extent of any payment by the Corporation with respect to its obligations under these proposed new provisions, the Corporation will be subrogated to all the indemnified individual's rights of recovery from any other person. Further, the Corporation is expressly authorized to purchase and maintain insurance (and/or have similar protection, such as a trust fund, letter of credit or self-insurance) covering liabilities incurred due to activities performed on behalf of Corporation.
  The purpose of these Proposed Amendments is to promote conditions of continuity and stability in the Corporation 's business, management and policies. In order to protect shareholders, and to attract and maintain qualified officers, employees, and members of the Board of Directors, it is of utmost importance that they be protected for actions that they take in good faith when performing the business of the Corporation. The proposed provisions are set forth in their entirety on Appendix B. (See
Article VI.)

POSSIBLE ANTI-TAKEOVER EFFECTS OF PROPOSAL 2

  The Board of Directors does not believe that any of the Proposed Amendments to either the Articles of Incorporation or the Code of Regulations will have a significant impact on any attempt to gain control of the Corporation. It is possible, however, that the amendment to the Code of Regulations that enables the Board to periodically change the number of directors could discourage third parties from attempting to gain such control since the Board could appoint individuals who would oppose a hostile attempt to gain control. Accordingly, such an amendment could dissuade a person attempting to acquire control of the Corporation, increase the cost of acquiring such control or otherwise hinder such efforts.
  The Corporation's Articles of Incorporation and Code of Regulations as presently drafted already contain certain provisions that may be viewed as having anti-takeover effects. These provisions remain unchanged in the Proposed Amendments. The Corporation's Board of Directors is still divided into three (3) classes with approximately one-third (1/3) of the members of the Board nominated for election each year. An affirmative vote of at least 75% of the
                                    27

Corporation's outstanding voting power and advance notice is still required from shareholders nominating a director. In addition, an affirmative vote of 75% of the Corporation's outstanding voting power is still required in order to approve certain business transactions (such as mergers or disposition of substantially all of its assets) involving an "interested shareholder", defined as another entity owning 10% or more of the outstanding capital stock of the Corporation, unless first approved by a majority of the Corporation's directors not affiliated with the interested shareholder. Further, the Code of Regulations still requires the approval of 66-2/3% of the outstanding shares, exclusive of the shares held by the interested shareholder, or the payment of a "fair price" as defined in the amended Code of Regulations, for any shares acquired by an interested shareholder unless approved by the directors who are not affiliated with the interested shareholder.
  The Corporation is also subject to two (2) sets of provisions under the Ohio General Corporation Law which are referred to as the "Control Share Acquisition Act" and the "Merger Moratorium Statute". The Control Share Acquisition Act prescribes certain notice and informational filings, and special meeting and voting procedures, which must be followed prior to the consummation by an acquirer of a company's voting shares within any of the following ranges: 20% or more but less than 33-1/3%; 33-1/3% but less than a majority; and a majority or more. The acquisition may be made if it is approved by both a majority of the voting power of the company and a majority of the voting power remaining after excluding the voting power of the acquirer and certain affiliated parties. The Merger Moratorium Statute regulates certain business combinations between a "public company" and a "interested shareholder" such as mergers or disposition of substantially all of the company's assets. Subject to certain exceptions, these transactions are prohibited for a three-year period. Prior to the end of the three-year period, a prohibited transaction may take place provided certain conditions are satisfied.
  The Board of Directors is not aware of any present threat or attempt to gain control of the Corporation and the Proposed Amendments described herein are not in response to any such action. Furthermore, the Proposed Amendments are not part of a plan by the Corporation to adopt a series of amendments with an anti-takeover purpose and the Corporation does not currently intend to propose anti-takeover measures in future proxy solicitations.

RECOMMENDATION AND REQUIRED VOTE
  The affirmative vote of two-thirds (2/3) of the outstanding voting stock of LNB Bancorp, Inc. is required for approval of Proposal 2. An affirmative vote for Proposal 2 to amend the Articles of Incorporation and the Code of Regulations will be an affirmative vote for all subheadings under Proposal 2 - subheadings 2(a) through 2(g). THE BOARD OF DIRECTORS UNANIMOUSLY APPROVES AND RECOMMENDS TO SHAREHOLDERS THE ADOPTION OF PROPOSAL 2.

PRINCIPAL ACCOUNTANTS
  The independent accounting firm of KPMG LLP has served as the principal accountants for the Bank since 1972. A representative of the firm will be present at the Annual Meeting and will be available to respond to questions.

SHAREHOLDER PROPOSALS FOR NEXT ANNUAL MEETING
  Shareholders may submit proposals appropriate for shareholder action at the Corporation's Annual Meeting consistent with the regulations of the Securities and Exchange Commission. For proposals to be considered for inclusion in the Proxy Statement for the 2001 Annual Meeting, they must be received by the Corporation no later than December 18, 2000. Such proposals should be directed to LNB Bancorp, Inc., Attention: Shareholder Relations, 457 Broadway, Lorain, Ohio 44052.

OTHER BUSINESS
  The Board of Directors knows of no business that will come before the meeting for action except as described in the accompanying Notice of Meeting. However, as to any such business, the persons designated as proxies will have discretionary authority to act in their best judgment.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
  Section 16(a) of the Securities Exchange Act requires the Corporation's officers and directors to file reports of ownership and changes of ownership of the Corporation's registered securities on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC).
  The Corporation believes that all officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal year 1999.

ANNUAL REPORT
  A copy of the Corporation's Annual Report has been mailed to shareholders prior to the meeting. The Annual Report is not intended to be part of this Proxy Statement. A report of the operations of the Corporation and the Bank for the fiscal year ended December 31, 1999 will be presented at the annual meeting. A copy of the Corporation's Annual Report on Form 10-K under the Securities Exchange Act of 1934 is available to shareholders without charge upon request to Thomas P. Ryan, Executive Vice President and Secretary/Treasurer, LNB Bancorp, Inc., 457 Broadway, Lorain, Ohio 44052-1739.

                                        By Order of the Board of Directors

                                                         /s/Thomas P. Ryan

                                                            Thomas P. Ryan
                                                  Executive Vice President
                                                   and Secretary/Treasurer

                      THIS PAGE LEFT INTENTIONALLY BLANK

                               APPENDIX A

                  AMENDED ARTICLES OF INCORPORATION
                                 OF
                          LNB BANCORP, INC.

  Pursuant to Sections 1701.69, 1701.71, and 1701.72 of the Ohio Revised Code, these Amended Articles of Incorporation of LNB Bancorp, Inc. (herein called the "Corporation") hereby supersede Corporation's existing Articles of Incorporation and shall read as follows:

     FIRST.  The name of Corporation shall be LNB Bancorp, Inc.

     SECOND. The place in Ohio where Corporation's principal office is to be located is the City of Lorain, Lorain County.

     THIRD. The purpose for which Corporation is formed is to engage in any lawful act or activity for which corporations may be formed under Sections 1701.01 through 1701.98, inclusive, of the Ohio Revised Code, including (but not limited to) to qualify and act as a "financial holding company" as defined by the Gramm-Leach-Bliley Act of 1999.

     FOURTH. The number of shares (collectively, the "Shares") which Corporation is authorized to have outstanding is 16,000,000 Shares consisting of: (i) 15,000,000 of common Shares, $1.00 par value (the "Common Shares"); and (ii) 1,000,000 of voting preferred Shares, no par value (the "Voting Preferred Shares") as follows:

          A.   Common Shares:

               The holders of the Common Shares are entitled at all times to one (1) vote for each Share and to such dividends as the Board of Directors may in its discretion periodically declare, subject, however, to the voting and dividend rights of the holders of the Voting Preferred Shares. In the event of any liquidation, dissolution or winding up of Corporation, the remaining assets of Corporation after the payment of all debts and necessary expenses shall be distributed among the holders of the Common Shares pro rata in accordance with their respective Share holdings, subject, however, to the rights of the holders of the Voting Preferred Shares then outstanding. The Common Shares are subject to all of the terms and provisions of the Voting Preferred Shares as established by the Board of Directors as herein provided.

          B.   Voting Preferred Shares:

               The Board of Directors is hereby expressly authorized to adopt amendments to the Articles of Incorporation to provide for the issuance, in its discretion, of one (1) or more series of Voting Preferred Shares; to establish periodically the number of Shares to be included in each such series; and to fix the designation, powers, preferences, dividend rights and other rights of the Voting Preferred Shares of each such series and any qualifications, limitations or restrictions thereof, to the fullest extent permitted bu the Ohio General Corporation Law, as the same is now in effect of hereafter amended. The holders of Voting Preferred Shares shall be entitled at all times to one (1) vote for each Voting Preferred Share, voting as a class.

Voting Preferred Shares redeemed or otherwise acquired by Corporation shall assume the status of authorized but unissued Voting Preferred Shares, shall be unclassified as to series, and may hereafter be reissued in the same manner as other authorized but unissued Voting Preferred Shares.

     FIFTH. Corporation is hereby authorized to purchase through action of its Board of Directors, without the approval of the holders of any Shares of any class and upon such terms and conditions as the Board of Directors determines: (1) Shares of any class or series issued by Corporation, subject to express terms of such Shares; (2) any security or other obligation of the Corporation which may confer upon the holder thereof the right to convert the same into Shares of any class or series authorized by the Articles of Incorporation; and (3) any security or other obligation which may confer upon the holder thereof the right to purchase Shares of any class of series authorized by these Articles of Incorporation. By action of Corporation's Board of Directors and without approval of the holders of any Shares of any class, Corporation shall also have the right to purchase Shares of any class issued by Corporation if and when any holder of Shares desires to (or, upon the happening of any event, is required to) sell such Shares.

     SIXTH. No holder of any Shares of any class shall have the right to vote cumulatively in the election of Directors to Corporation's Board of Directors.

     SEVENTH. No holder of the Shares of any class shall have any preemptive right to subscribe for or to purchase any Shares of any class whether now or hereafter authorized.



























Dated:_________________
                                    2

                              APPENDIX B

                               AMENDED
                         CODE OF REGULATIONS
                                  OF
                          LNB BANCORP, INC.

                          TABLE OF CONTENTS
                                                                 PAGE

ARTICLE I   DEFINITIONS AND USAGE
     SECTION 1. Definitions                                          1
     SECTION 2. Word Usage                                           2
     SECTION 3. Ohio Law                                             2

ARTICLE II   SHAREHOLDER MEETINGS
     SECTION 1. Annual Shareholder Meetings                          2
     SECTION 2. Special Shareholder Meetings                         2
     SECTION 3. Record Dates                                         3
     SECTION 4. Notice                                               3
     SECTION 5. Quorum and Attendance                                4
     SECTION 6. Voting                                               4
     SECTION 7. Proxies                                              4
     SECTION 8. Parliamentary Procedure and Minutes                  4
     SECTION 9. Action by Shareholders in Writing Without a Meeting  5

ARTICLE III   BOARD MEETINGS
     SECTION 1. Annual Reorganizational Board Meeting                5
     SECTION 2. Regular Board Meetings                               5
     SECTION 3. Special Board Meetings                               5
     SECTION 4. Notice                                               6
     SECTION 5. Quorum and Attendance                                6
     SECTION 6. Voting                                               6
     SECTION 7. Election of Officers                                 7
     SECTION 8. Parliamentary Procedure                              7
     SECTION 9. Action by Directors in Writing Without a Meeting     7
     SECTION 10. Amendments to Article III                           7

                                                                   PAGE
ARTICLE IV   BOARD OF DIRECTORS
     SECTION 1. Number, Election, Qualification and Term             8
     SECTION 2. Board Vacancies                                      9
     SECTION 3. Board Powers and Duties                              9
     SECTION 4. Voting                                              10
     SECTION 5. Board Committees                                    10
     SECTION 6. Compensation and Expenses                           10
     SECTION 7. Bylaws                                              10
     SECTION 8. Amendment of Article IV                             10

ARTICLE V   OFFICERS
     SECTION 1. Designation and Qualification                       11
     SECTION 2. Officer Vacancies and Succession                    11
     SECTION 3. Powers and Duties of Officers                       12

ARTICLE VI   INDEMNIFICATION OF SHAREHOLDERS, DIRECTORS,
             OFFICERS, EMPLOYEES AND AGENTS
     SECTION 1. Definitions                                         13
     SECTION 2. Indemnification for Third-Party Claims              13
     SECTION 3. Indemnification for Claims by or in the Right of the
                Corporation                                         13
     SECTION 4. Release from Liability and Contribution             14
     SECTION 5. Subrogation                                         14
     SECTION 6. Insurance and Similar Protection                    14
     SECTION 7. Other Rights                                        14
     SECTION 8. Conditions and Limitations                          15

ARTICLE VII   SHARES
     SECTION 1. Certificates and Share Records                      15
     SECTION 2. Lost, Stolen or Destroyed Share Certificates        15
     SECTION 3. Cancellation of Share Certificates                  16
     SECTION 4. Transfer of Shares                                  16

ARTICLE VIII   OTHER INSTRUMENTS
     SECTION 1. Prior Instruments                                   16
     SECTION 2. Conflicts of Instruments                            16

                                                                  PAGE
ARTICLE IX   FAIR PRICE AND SUPER VOTE REQUIREMENTS
             IN CERTAIN BUSINESS COMBINATIONS
     SECTION 1. Definitions                                         16
     SECTION 2. Supermajority Vote to Effect Business Combination   18
     SECTION 3. Conditions Required to Effect Business Combination  18
     SECTION 4. Conditions and Requirements to Fair Price           19
     SECTION 5. Other Applicable Voting Requirements                20
     SECTION 6. Continuing Directors                                20
     SECTION 7. Effects on Fiduciary Obligations of Interested
                Shareholders                                        20
     SECTION 8. Further Considerations to Effect Business
                Combination                                         20
     SECTION 9. Repeal                                              21

ARTICLE X   AMENDMENTS AND MISCELLANEOUS
     SECTION 1. Amendments                                          21
     SECTION 2. Miscellaneous                                       21

                       THIS PAGE LEFT INTENTIONALLY BLANK

                                 AMENDED
                           CODE OF REGULATIONS
                                    OF
                             LNB BANCORP, INC.

                                 ARTICLE I

                          DEFINITIONS AND USAGE

Section 1.     Definitions.

  For purposes of these Regulations, the following words and phrases have the meanings designated below:

   a. "Articles of Incorporation" herein means the Corporation's articles of incorporation filed with the Secretary of State of Ohio on October 11, 1983, all amendments thereto and restatements thereof, and all amended articles of incorporation.

   b.   "Board" herein means the Board of Directors of the Corporation.

   c. "Board Meeting" herein means any Annual Reorganizational Board Meeting, Regular Board Meeting or Special Board Meeting (as defined in
Article III, Sections 1, 2 and 3, respectively).

   d.   "Committees" herein means those Board Committees designated in
Article IV of these Regulations.

   e. "Common Shares" herein means the Corporation's issued and outstanding common shares as defined in the Articles of Incorporation.

   f.   "Corporation" herein means LNB Bancorp, Inc.

   g.   "Days" herein means calendar days.

   h. "Director" herein means any person properly elected or appointed to the Board and holding the office as a Director as described in Article IV of these Regulations.

   i. "Interested Shareholder" herein means any Shareholder of the Corporation (as defined in Article IX, Section 1g.).

   j. "Officer" herein means any person properly elected or appointed to an Officership designated in Section 1 of Article V of these Regulations.

   k. "Person" herein means an individual, partnership, trust, corporation, limited liability company, or other entity.

   l.   "Regulations" herein means these amended Regulations.

   m. "Share" herein means a unit of the Corporation's issued and outstanding voting shares as evidenced by a share certificate and shall consist of: (i) Common Shares, and (ii) Voting Preferred Shares.

   n. "Shareholder" herein means any Person who or which hereafter owns at least one (1) Share; provided, however, any such Person shall cease being a "Shareholder" for purposes of these Regulations immediately when such Person no longer owns at least one (1) Share.

   o. "Shareholder Meeting" herein means any Annual Shareholder Meeting or any Special Shareholder Meeting (as defined in Article II, Sections 1 and 2, respectively).

   p. "Voting Preferred Shares" herein means the Corporation's issued and outstanding voting preferred shares as defined in the Articles of Incorporation.

Section 2.     Word Usage.

  Where the context of these Regulations require, words used in the masculine shall include the feminine and neuter; words in the singular, the plural; and vice-versa.

Section 3.     Ohio Law.

  These Regulations are adopted in the State of Ohio and Ohio's laws shall govern all matters of interpretation, construction and validity and all disputes, controversies and litigation arising hereunder.

                               ARTICLE II

                         SHAREHOLDER MEETINGS

Section 1.  Annual Shareholder Meetings.

   a. The annual meeting of the Shareholders (herein called the "Annual Shareholder Meeting") shall be held at the Corporation's principal office on the third Tuesday in April of each year (but, if a legal holiday, then on the next following business day), or on such other day and at such other time and place (within or without the State of Ohio) as the Board determines and calls in its sole discretion; provided, however, that the Annual Shareholder Meeting must be held each year no later than six (6) months after the close of the Corporation's fiscal year.

   b. The purposes of the Annual Shareholder Meeting are to elect Directors, receive all Corporation's annual financial statements as required by law, receive and act upon annual and other reports of the Officers and the Board, transact other Shareholder business and activities, and take any other Shareholder actions.

Section 2.     Special Shareholder Meetings.

   a. Special meetings of the Shareholders (herein called a "Special Shareholder Meeting") may be called by the registered holders of at least twenty-five percent (25%) of the Corporation's Shares, by the Chairman of the Board, by the Vice-Chairman of the Board, by the Chief Executive Officer (as designated by the Board under Section 1 of Article V of these Regulations), by the Chief Operating Officer (if any is so designated by the Board under Section 1 of Article V), or by the Board (by action at any Board Meeting or by a majority of the Directors acting without a Board Meeting) through a written request delivered either in person or by registered United States mail to the President or the Secretary of the Corporation.

   b. All Special Shareholder Meetings shall be held within sixty (60) days of call, on the day, at the time and at the place (within or without the State of Ohio) as the Board determines.

   c. The purpose(s) of any Special Shareholder Meeting may be to transact any Shareholder business and activities and to take any Shareholder actions.

Section 3.     Record Dates.

   a. For purposes of determining those Shareholders entitled to (1) receive Notice (as defined in Section 3 hereof) of any Shareholder
Meeting, or (2)receive dividends or distributions, or (3)exercise any other Shareholder rights, the Board shall fix record dates (herein called "Record Dates") not earlier than the date on which the Record Date is established and not more than sixty(60) days prior to the designated event. If the Board fails to fix a Record Date, the Record Date shall be deemed to be the date immediately preceding the day on which either the Notice is given or, if applicable, on which the Shareholder Meeting is held.

   b. Unless otherwise provided by law, only holders of Shares actually registered in the holder's name on the Corporation's Share records at the close of business on the Record Date shall be recognized and counted for the applicable purposes designated in Section 3a., above.

Section 4.     Notice.

   a. The President or Secretary of the Corporation shall prepare written notice (herein called "Notice") stating the date, time, place and purpose(s) of each Shareholder Meeting. Not less than ten (10) nor more than sixty (60) days before any Shareholder Meeting, the President or Secretary of the Corporation either shall cause personal delivery of the Notice or shall mail (by ordinary United States mail, postage prepaid) the Notice to each registered holder (as of the Record Date) of the Corporation's Shares at the address then appearing on the Corporation's Share records. All Notices with respect to any Shares in the names of two
(2) or more Persons may be given to any of such Persons and the Notice so given shall be effective as to all holders of such Shares. Any Person who becomes a Shareholder after the Notice has been delivered or mailed shall be deemed to have received and shall be bound by such Notice.

   b. Notwithstanding any contrary provision herein, a Shareholder's attendance (in person or by proxy) at any Shareholder Meeting waives any lack of or deficiency in Notice of such Meeting and a Shareholder may further waive Notice (before, after or during any Shareholder Meeting) through a written document signed by such Shareholder.

   c. Notice of adjournment of any Shareholder Meeting need not be given if the date, time and place to which the Meeting is adjourned are fixed and announced at such Meeting.

Section 5.     Quorum and Attendance.

   a. The Shareholders present (in person or by proxy) constitute a quorum for the transaction of business at any Shareholder Meeting, unless otherwise expressly provided in the Articles of Incorporation or these Regulations unless otherwise required by law.

   b.   Whether or not a quorum exists, a majority of the Shares
(represented in person or by proxy) at any Shareholder Meeting may adjourn the Meeting.

Section 6.     Voting.

   a. Except as otherwise modified by the express terms of any Shares, by the Articles of Incorporation, or by these Regulations, each holder of a Share shall be entitled to one (1) vote for each Share registered in such holder's name on the Corporation's Share records as of the Record Date.

   b. At any Shareholder Meeting, all matters properly submitted to the Shareholders shall be decided by a majority vote of the Shares represented in person or by proxy, unless otherwise provided in these Regulations or in the Articles of Incorporation or otherwise required by law.

Section 7.     Proxies.

   a. A Shareholder may be represented and vote at any Shareholder Meeting by written proxy signed by such Shareholder (or by the Shareholder's duly authorized officer) and submitted to the Secretary or the President of the Corporation at or before the Shareholder Meeting. Such Proxy shall be valid for only the Shareholder Meeting designated therein and shall name as proxy only another Shareholder.

   b. A Shareholder may exercise any Shareholder consents, waivers, releases or other Shareholder rights by written proxy signed by such Shareholder (or by the Shareholder's duly authorized officer) and submitted to the Secretary or the President of the Corporation prior to the exercise thereof.

Section 8.     Parliamentary Procedure and Minutes.

   a. Robert's Rules of Order (as periodically revised) constitute the final authority for parliamentary procedures at all Shareholder Meetings, except where such Rules conflict with law or with these Regulations.

   b. At all Shareholder Meetings, the order of business shall be as follows:

        (1)  Roll call or attendance record;
        (2)  Presentation and action upon Minutes of previous Shareholder
             Meeting;
        (3)  Unfinished (old) business;
        (4)  Review of Annual Financial Statements of the Corporation;
        (5)  Financial or other reports of the Board;
        (6)  Financial or other reports of Officers;
        (7)  Reports of Committees (if any);
        (8)  Election of Directors (if applicable);
        (9)  New or miscellaneous business; and
        (10) Adjournment.

The order of business may be periodically changed for any Shareholder Meeting by the Chairman of the Meeting or by a majority vote of the Shares present (in person or by proxy) at such Meeting.

   c. The Secretary of the Corporation shall cause to be recorded Minutes of all Shareholder Meetings.

Section 9.     Action by Shareholders in Writing Without a Meeting.

  Notwithstanding any contrary provision in these Regulations, Shareholders may properly and officially act without a Meeting through a written document or documents signed by the registered holders of all Shares as of the Record Date for such action and all such documents shall be filed with or entered upon the records of the Corporation.

                             ARTICLE III

                            BOARD MEETINGS

Section 1.  Annual Reorganizational Board Meeting.

   a. The annual reorganizational meeting of the Board (herein called the "Annual Reorganizational Board Meeting") shall be held each year following the Annual Shareholder Meeting at such time and place (within or without the State of Ohio) as determined by the Board but, in no event, later than six (6) months after the close of the Corporation's fiscal year.

   b. The purposes of the Annual Reorganizational Board Meeting are to elect Officers, receive and act upon any reports, transact any other Board business and activities, and take any other Board actions.

Section 2.     Regular Board Meetings.

  Regular meetings of the Board (herein called "Regular Board Meetings") shall be periodically held on the days and at the times and places (within or without the State of Ohio) as the Board (in its sole discretion) determines.

Section 3.     Special Board Meetings.

   a. Special meetings of the Board (herein called "Special Board Meetings") may be called by any two (2) Directors, the Chairman of the Board, or the President.

   b. All Special Board Meetings shall be held within seven (7) days of call, at the time and at the place (within or without the State of Ohio) as the Board, the Chairman of the Board or the President determines.

   c. The purpose(s) of any Special Board Meeting may be to transact any Board business and activities and to take any Board actions.

Section 4.     Notice.

   a. The Secretary of the Corporation or any other Officer shall give to each Director written or oral notice (herein called "Notice") stating the date, time and place (but not necessarily the purposes) of each Board Meeting. At least two (2) days before each Board Meeting (or such shorter time period as the Chairman of the Board or the President determines to be reasonably necessary), the Secretary of the Corporation (or any other Officer) shall cause personal delivery or other communication of the Notice or shall mail (by ordinary United States mail, postage prepaid) the Notice to each Director.

   b. Notwithstanding any contrary provision herein, a Director's attendance at any Board Meeting constitutes such Director's waiver of any failure to give or deficiency in Notice of such Meeting and a Director may further waive Notice (before, after or during any Board Meeting) through a written document signed by such Director.

   c. Notice of adjournment of any Board Meeting need not be given if the date, time and place to which the Meeting is adjourned are fixed and announced at such Meeting.

Section 5.     Quorum and Attendance.

   a. A majority of the Directors in office (who must be present in person) constitutes a quorum for the transaction of business at any Board Meeting. A quorum must exist as a condition precedent to (and at the time of) the transaction of any Board business or the vote upon any matter submitted to the Board.

   b. Whether or not a quorum exists, a majority of the Directors present in person at any Board Meeting may adjourn the Meeting.

Section 6.     Voting.

   a. Upon all matters properly submitted to the Board, each Director in office shall be entitled to one (1) vote but Directors shall vote and act as a Board.

   b. At any Board Meeting, all matters properly submitted to the Board shall be decided by a majority vote of all the Directors present in person at the Board Meeting, unless otherwise provided in these Regulations or required by law.

   c. A Director may not vote, consent, take any action as a Director or be represented at a Board Meeting by proxy. Only Directors present in person at a Board Meeting during the actual transaction of a matter may vote thereon.

   d. For purposes of these Regulations, a Director shall be deemed to be "present in person" at any Board Meeting if such Director:
(i) participates at the Board Meeting by means of communications equipment but only if all Directors participating at the Board Meeting can hear each other Director, or (ii) is actually physically present at the Board Meeting; provided, however, that a Director who is deemed to be present in person at any Board Meeting pursuant to subitem (i) of this Section 6d. shall not be entitled to Director's fees or compensation for such Board Meeting.

Section 7.     Election of Officers.

   a. At each Annual Reorganizational Board Meeting, the Board shall elect Officers to serve until their respective successors are elected at the next Annual Reorganizational Board Meeting, or until their earlier death, disqualification, resignation or removal from office.

   b. If no Annual Reorganizational Board Meeting is held or if all Officers are not elected at the Annual Reorganizational Board Meeting, the Board shall elect any remaining unelected Officers at a Special or Regular Board Meeting and such Officers shall serve until their respective successors are elected at the next Annual Reorganizational Board Meeting, or until their earlier death, disqualification, resignation or removal from office.

   c. Any Director in office may designate Persons (qualified under Section 1 of Article V of these Regulations) as nominees for Officers. Only nominees are eligible to be elected Officers and nominees receiving the greatest number of votes shall be so elected.

   d.   Any Person (who is qualified as designated in Section 1 of Article
V) shall be eligible to serve and to be elected for an unlimited number of consecutive or non-consecutive terms as an Officer.

Section 8.     Parliamentary Procedure.

   a. Robert's Rules of Order (as periodically revised) constitute the final authority for parliamentary procedures at all Board Meetings, except where such Rules conflict with law or with these Regulations.

  b. The Secretary of the Corporation shall cause to be recorded Minutes of all Board Meetings.

Section 9.     Action by Directors in Writing Without a Meeting.

  Notwithstanding any contrary provision in these Regulations, the Board may properly and officially act without a Meeting through a written document or documents signed by all Directors then serving on the Board and all such documents shall be filed with or entered upon the records of the Corporation.

Section 10.    Amendments to Article III.

  Notwithstanding any contrary provision in these Regulations, amendments to any provision of this Article III shall require the affirmative vote of the holders of seventy-five percent (75%) of the Shares; provided, however, that any such amendments shall, instead, be governed by the Shareholder voting requirements of Section 1 of Article X of these Regulations if: (i) the Corporation has no Interested Shareholder (as defined in Section 1 of Article IX) and the proposed amendment is first approved by a majority vote of the whole Board, or (ii) the Corporation has an Interested Shareholder and the proposed amendment is first approved by a two-thirds (2/3) majority of the Continuing Directors (as defined in Section 1 of Article IX).

                            ARTICLE IV

                        BOARD OF DIRECTORS

Section 1.  Number, Election, Qualification and Term.

   a.   The number of Directors on the Board shall be fixed at fifteen
(15) unless and until changed by the Board as provided in these Regulations.

   b. At each Annual Shareholder Meeting, the Shareholders shall elect Directors by ballot (in accordance with these Regulations) to serve for a Term (as defined in Section 1e. of this Article) and until their respective successors are elected or until their earlier death, disqualification, resignation or removal from the Board.

   c. If no Annual Shareholder Meeting is held or if all Directors are not elected at the Annual Shareholder Meeting, the Shareholders shall elect (by ballot in accordance with these Regulations) Persons to the Board at a Special Shareholder Meeting and such Directors shall serve for a Term (as defined in Section 1e. of this Article) and until their respective successors are elected or until their earlier death, disqualification, resignation or removal from the Board.

   d. Notwithstanding any contrary provision in the Regulations, the number of Directors on the Board may be periodically changed by the Board (in its sole discretion) either (i) by a two-thirds (2/3) majority vote of the Continuing Directors (as defined in Section 1 of Article IX of these Regulations), if the Corporation has an Interested Shareholder (as defined in

 Section 1 of Article IX of these Regulations), or (ii) by a majority vote of the whole Board, if the Corporation has no Interested Shareholder. The Board shall fill (at any time in its sole discretion) any Directorship created by the Board either (i) by a two-thirds (2/3) majority vote of the Continuing Directors, if the Corporation has an Interested Shareholder, or
(ii) by a majority of the whole Board, if the Corporation has no Interested Shareholder. New Directors so elected by the Board shall be assigned to one or more Director Classes in accordance with Section 1e. of this Article.

   e. The Directorships shall be divided into three (3) classes (herein the "Director Classes"), Class I, Class II, Class III, and each Director shall be assigned to a Director Class. Each Director Class shall consist of approximately an equal number of Directors and the terms of office for each Director Class shall expire in succeeding years. At each annual election of Directors by the Shareholders, the Directors so elected shall be identified as to Director Class and as to the Directorships succeeded and shall be elected for a term (herein called the "Term") expiring at the third (3rd) following Annual Shareholder Meeting and the election of their respective successors. If the number of Directorships is changed by the Board pursuant to Section 1d. of this Article, any increase or decrease in the Directorships shall be apportioned among the Director Classes as equally as possible and each additional Director's Term shall coincide with the terms of such Director Class.

   f. Nominations for election to the Board may be made by the Board (by a majority vote thereof) or any Shareholder. Nominations (other than those made by the Board) shall be made in writing and shall be delivered or mailed to the President or the Secretary not less than fourteen (14) days nor more than fifty (50) days prior to any Shareholder Meeting called for the election of Directors; provided, however, that if less than twenty-one (21) days Notice of the Shareholder Meeting is given to the Shareholders, such nominations shall be mailed or delivered to the President or the Secretary not later than the close of business on the seventh (7th) day following the day on which the Notice of the Shareholder Meeting was mailed. Such notification shall contain the following information: (i) the name and address of each proposed nominee; and (ii) the principal occupation of each proposed nominee; and (iii) if known, the total number of Shares that will be noted for each proposed nominee; and
(iv) the name and residence address of the notifying Shareholder(s); and
(v) the number of Shares owned by the notifying Shareholder(s). Nominations not made in accordance with this Section 1f. shall not qualify and shall be disregarded at the Shareholder Meeting..

   g. Subject to this Section 1, a Person may serve as a Director for an unlimited number of consecutive or non-consecutive Terms.

Section 2.     Board Vacancies.

   a. Board vacancies shall occur from the disqualification, death, or resignation of any Director; from the removal (with or without cause) of a Director from the Board; or from the Shareholders' failure to elect the entire fixed and authorized number of Directors; provided, however, that a vacancy shall not occur if, as a result of any of the foregoing, the Board determines to reduce the corresponding number of Directorships pursuant to its authority under Section 1d. of this Article IV.

   b. Any Director may be removed from the Board (with or without cause) at any time and without notice or demand by the vote of the holders of at least seventy-five percent (75%) of the Shares.

   c. At any time, a Director may resign from the Board by delivering or mailing (by certified, United States mail) written notice of the resignation to the President or the Secretary. The resignation shall be effective upon actual receipt of the notice by the Officer, unless the notice specifies a later resignation date.

   d. The vote of the majority of the remaining Directors (even if such Directors are less than a majority of the whole authorized number of Directors) shall fill all Board vacancies (when and as determined by such remaining Directors) by electing successor Directors to fill the unexpired Term of the vacated Directorships and to serve until their respective successors are elected, or until their earlier resignation, disqualification, death or removal from the Board.

Section 3.     Board Powers and Duties.

   a. Except as otherwise expressly provided in these Regulations, all policy and administrative powers and authority of the Corporation are vested in and shall be exercised solely and exclusively by (or under the direction of) the Board which, in its sole discretion, shall have charge, control and management of the Corporation's property, affairs, businesses, activities and funds. In accordance with these Regulations, the Board also shall elect Officers, create and disband Board Committees, appoint Board agents, authorize and empower the Corporation to negotiate and execute contracts, and perform all other acts and functions permitted by law and consistent with the Articles of Incorporation and these Regulations.

   b. Except as otherwise expressly designated by the Board, individual Directors shall have no powers and authority to act on the Board's behalf or on the Corporation's behalf and all Directors shall act and vote as a Board.

Section 4.     Voting.

   a. Each Director shall be entitled to one (1) vote on all matters properly submitted to the Board for its vote, consent, waiver, release or other action.

   b. Unless otherwise provided in these Regulations or by law, the Board shall act by a majority vote of those Directors actually present in person at any Board Meeting when a quorum of Directors then exists.

Section 5.     Board Committees.

   a. The Board may create Board Committee(s) and appoint, remove and reappoint all members to such Committee(s). Such Committee(s) shall act at the Board's direction and the Board shall have exclusive authority to designate the duties, functions and powers of the Committee(s).

   b. By resolution adopted by a majority of the whole Board, the Board may create (from its membership) and define the powers and duties of an Executive Committee and may determine that, during the intervals between Board Meetings, the Executive Committee may possess and may exercise all of the powers of the Board in the management and control of the business of the Corporation to the extent permitted by law. All action taken by the Executive Committee shall be reported to the Board at its first Meeting thereafter.

   c. Unless otherwise provided by the Board, a majority of the members of any Committee appointed by the Board (pursuant to this Section) shall constitute a quorum at any meeting thereof and the act of a majority of the members present at a meeting at which a quorum exists shall be the act of such Committee. Action may be taken by any such Committee without a meeting by a writing signed by all its members. Any such Committee shall prescribe its own rules for calling and holding meetings and its methods of procedure, subject to any rules prescribed by the Board, and shall keep a written record of all action taken by the Committee.

Section 6.     Compensation and Expenses.

  Directors shall be entitled to such compensation in their capacities as Directors and to reimbursement for such expenses as the Board periodically determines in its sole discretion. Members of Board Committees shall be entitled to such additional compensation in their capacities as Committee members and to reimbursement for such additional expenses as the Board periodically determines in its sole discretion.

Section 7.     Bylaws.

  For its own government, the Board may adopt bylaws consistent with the Articles of Incorporation and these Regulations.

Section 8.     Amendment of Article IV.

  Notwithstanding any contrary provision in the Regulations, amendments to any provisions of this Article IV shall require the affirmative vote of the holders of seventy-five percent (75%) of the Shares; provided, however, that any such amendments shall, instead, be governed by the Shareholder voting requirements of Section 1 of Article X of these Regulations if: (i) the Corporation has no Interested Shareholder (as defined in Section 1 of Article IX) and the proposed amendment is first approved by a majority vote of the whole Board, or (ii) the Corporation has an Interested Shareholder and the proposed amendment is first approved by a two-thirds (2/3) majority of the Continuing Directors (as defined in Section 1 of Article IX).

                               ARTICLE V

                               OFFICERS

Section 1.  Designation and Qualification.

   a. The Officers of the Corporation may consist of: (i) a Chairman of the Board (who must be a Director), (ii) a Vice-Chairman of the Board (who must also be a Director), (iii) a President (who must also be a Director),
(iv) a Secretary, (v) a Treasurer, and (vi) one or more Executive Vice-Presidents and Senior Vice-Presidents, Assistant Officers and such other Officers as the Board periodically determines. The same Person may hold any two (2) or more Officerships. The President or the Chairman of the Board shall serve as the Corporation's Chief Executive Officer (CEO) as periodically determined by the Board. In its discretion, the Board may also designate an Executive Vice-President or a Senior Vice-President as the Corporation's Chief Operating Officer (COO).

   b. At the Annual Reorganizational Board Meeting (or at any other Special or Regular Board Meeting called for the purpose of electing Officers), the Board shall elect all Officers to serve until the expiration of their respective terms of office (as determined by the Board) and until their respective successors are elected, or until their earlier death, resignation, disqualification, or removal from office. The terms of office for each Officership shall be periodically determined by the Board.

   c. Subject to the qualifications designated in this Section 1, any person may serve or be elected as an Officer for an unlimited number of consecutive or non-consecutive terms.

Section 2.     Officer Vacancies and Succession.

   a. Officer vacancies shall occur from an Officer's disqualification, death, resignation or removal (with or without cause) from office.

   b. Without prior notice or demand, any Officer may be removed at any time from office (with or without cause) by the Board, unless such removal is subject to the terms of a written contract between the Officer and the Corporation.

   c. Unless an Officer's resignation is subject to the terms of a written contract between the Officer and the Corporation, an Officer may resign from office at any time by delivering or mailing (by certified, United States mail) written notice of the resignation to the Board or to any Officer (other than the resigning Officer) and, unless the notice specifies a later resignation date, the resignation shall be effective upon actual receipt of the notice.

   d. The Board shall fill all Officer vacancies, however created, by electing (when and as determined by the Board) successor Officers to serve until the expiration of their respective terms of office. Prior to any such action by the Board, the Vice-Chairman shall fill any vacancy in the office of the Chairman of the Board and the President shall fill any vacancy in the office of the Vice-Chairman of the Board.

Section 3.     Powers and Duties of Officers.

   a. Chairman of the Board. The Chairman of the Board shall preside at all Shareholder and Board Meetings; may serve as the Chief Executive Officer (CEO) of the Corporation, if the Board so determines; and generally shall perform all duties incident to the office and such other duties and responsibilities as the Board periodically requires.

   b. Vice-Chairman of the Board. The Vice-Chairman of the Board shall perform all duties and responsibilities of the Chairman of the Board during the Chairman's absence or incapacity, until the Board otherwise directs, and shall perform such other duties and responsibilities as the Board periodically requires.

   c. President. The President of the Corporation shall perform all duties and responsibilities of the Vice-Chairman of the Board during the Vice-Chairman's absence or incapacity; ensure that all Board orders and actions are implemented; sign the Corporation's documents; exercise general executive supervision, management and control over the Corporation's affairs, property, personnel, businesses, activities, other Officers and funds; may serve as the Chief Executive Officer (CEO) of the Corporation, if the Board so determines; and generally shall perform all duties incident to the office and such other duties and responsibilities as the Board periodically requires.

   d. Executive and Senior Vice-President(s). Any Executive and Senior Vice-President(s) of the Corporation shall, upon request of the Board, perform such portion or all of the duties and responsibilities of the President during the President's absence or incapacity, until the Board otherwise directs; shall otherwise report to the President; and shall perform such other duties and responsibilities as the Board or the President periodically requires.

   e. Secretary. The Secretary of the Corporation shall: take and maintain (or cause to be taken and maintained) Minutes of all Shareholder Meetings and all Board Meetings; unless otherwise provided herein, give (or cause to be given) Notice of all Shareholder Meetings and all Director Meetings as required by these Regulations; maintain (or cause to be maintained) the Corporation's Seal (if any) and all books, records and other documents of the Corporation; maintain (or cause to be maintained) a record of all Share Certificates and all Shareholders; report to the President; and generally perform all duties incident to the office and such other duties and responsibilities as the Board or the President periodically requires.

   f. Treasurer. The Treasurer of the Corporation shall: maintain (or cause to be maintained) custody of the Corporation's funds, securities, properties, and other assets as periodically required by the Board; prepare (or cause to be prepared) accurate financial accounts and statements of the Corporation's financial condition, as periodically required by the Board; maintain (or cause to be maintained) accurate accounts of all funds received and paid by the Corporation and all other financial transactions of the Corporation; report to the President; and generally perform all duties incident to the office and such other duties and responsibilities as the Board or the President periodically requires.

   g. Other Officers. Any other Officer(s) of the Corporation shall report to the President and shall have such duties and responsibilities and such titles as the Board or the President periodically requires.

                             ARTICLE VI

              INDEMNIFICATION OF SHAREHOLDERS, DIRECTORS,
                  OFFICERS, EMPLOYEES AND AGENTS

Section 1.  Definitions.

  For purposes of this Article, the following words and phrases shall have the meanings designated below:

   a. "Claim" means, with respect to any Indemnified Individual, any and all threatened, pending or completed claims, actions, suits or proceedings (whether civil, criminal, administrative, investigative or otherwise and whether under State or Federal law) and any and all appeals related thereto; and

   b. "Indemnified Individual" means, subject to Section 8 of this Article, such of the following as the Board may determine (by a majority vote of a quorum of disinterested Directors): all past, present and future Shareholders, Directors, Officers, employees and other agents of the Corporation acting in any capacity at the request of or on behalf of the Corporation; and

   c. "Liabilities" means any and all judgments, decrees, fines, investigation costs, penalties, expenses, fees, amounts paid in settlement, costs, losses, expenses (including, but not limited to, attorneys' fees and court costs), charges, and any other liabilities actually and reasonably incurred by an Indemnified Individual with respect to any Claim, either before or after final disposition of the Claim.

Section 2.     Indemnification for Third-Party Claims.

  To the fullest extent authorized or permitted by law, the Shareholders hereby determine that the Corporation shall indemnify and save harmless any and all Indemnified Individuals from and against all Liabilities arising or resulting from any Claim (other than a Claim by or in the right of the Corporation), under which the Indemnified Individual is a party or participant because of actions or omissions of the Corporation or of the Indemnified Individual or of any Shareholder, Director, Officer, employee, agent or other Person acting in any capacity at the request of or on behalf of the Corporation, if such Indemnified Individual has acted in good faith and in a manner the Indemnified Individual reasonably believed to be in and not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, if the Indemnified Individual had no reasonable cause to believe the Indemnified Individual's conduct was unlawful; provided, however, that (unless otherwise determined by a majority vote of a quorum of disinterested Directors) the Corporation shall not indemnify or save harmless an Indemnified Individual for such Person's willful misconduct.

Section 3. Indemnification for Claims by or in the Right of the Corporation.

  To the fullest extent authorized or permitted by law, the Shareholders hereby determine that the Corporation shall indemnify and save harmless any and all Indemnified Individuals from and against all Liabilities arising or resulting from any Claim by or in the right of the Corporation, under which the Indemnified Individual is a party or participant because of actions or omissions of the Corporation or of the Indemnified Individual or of any Shareholder, Director, Officer, employee, agent or other Person acting in any capacity at the request of or on behalf of the Corporation, if the Indemnified Individual acted in good faith and in a manner the Indemnified Individual reasonably believed to be in (or not opposed to) the best interests of the Corporation; provided, however, that the Corporation shall not indemnify or save harmless an Indemnified Individual for (i) such Person's adjudicated negligence or misconduct in the performance of the Indemnified Individual's duty to the Corporation, or (ii) a violation of Section 1701.95 of the Ohio Revised Code.

Section 4.     Release from Liability and Contribution.

  To the fullest extent authorized or permitted by law, no Indemnified Individual shall be liable to the Corporation or to any other Person and no Claim shall be maintained against any Indemnified Individual by the Corporation (or, for the Corporation's benefit, by any other Shareholder) because of any action or omission (except for willful misconduct, unless otherwise determined by a majority vote of a quorum of disinterested Directors) of such Indemnified Individual in any capacity at the request of or on behalf of the Corporation; provided, however, that an Indemnified Individual shall be liable to the Corporation for the Indemnified Individual's willful misconduct, unless otherwise determined by a majority vote of a quorum of disinterested Directors. To the fullest extent authorized or permitted by law, no Indemnified Individual shall be responsible for or be required to contribute to the payment of any Liabilities incurred by the Corporation or by any other Indemnified Individual because of the actions or omissions (except for willful misconduct, unless otherwise determined by a majority vote of a quorum of disinterested Directors) of any Indemnified Individual serving in any capacity at the request of or on behalf of the Corporation; provided, however, that an Indemnified Individual shall be liable to the Corporation and to any other Indemnified Individual for the Indemnified Individual's willful misconduct, unless otherwise determined by a majority vote of a quorum of disinterested Directors.

Section 5.     Subrogation.

  To the extent of any payment by the Corporation under this Article, the
Corporation: (i) shall be subrogated to all the Indemnified Individual's rights of recovery from any other Person and, as a condition precedent to any indemnification or other rights under this Article, such Indemnified Individual shall execute all reasonable documents and take all reasonable actions requested by the Corporation to implement the Corporation's right of subrogation, and (ii) hereby waives any right of subrogation against or contribution from an Indemnified Individual.

Section 6.     Insurance and Similar Protection.

  Whether or not the indemnification, release and other provisions of
Section 2, Section 3 or Section 4 of this Article apply, the Corporation may purchase and maintain insurance upon and/or furnish similar protection (including, but not limited to: trust funds, letters of credit and self-insurance) for any Indemnified Individual to cover any Liabilities such Indemnified Individual might incur from the exercise of the Indemnified Individual's duties for the Corporation or from such Indemnified Individual's capacity as an agent or representative of the Corporation.

Section 7.     Other Rights.

  The provisions of this Article shall be in addition to and shall not exclude or limit any rights or benefits to which any Indemnified Individual is or may be otherwise entitled: (a) as a matter of law or statute; (b) by the Articles of Incorporation, Regulations or any bylaws;
(c) by any agreement; (d) by the vote of Shareholders or Directors; or (e) otherwise.

Section 8.     Conditions and Limitations.

   a. As a condition precedent to the indemnification, release and/or performance of any other obligation of the Corporation under this Article, the Indemnified Individual must first: (1) promptly notify the President or Secretary of the Corporation of any actual or potential Claim; and (2) authorize and permit the Corporation, in its sole discretion, to choose any legal counsel to defend and otherwise handle the Claim and all proceedings and matters related thereto (including, but not limited to, any counter-claims, cross-claims and defenses); and (3) permit the Corporation to assume total, complete and exclusive control of the Claim and all proceedings and matters related thereto (including, but not limited to, any counter-claims, cross-claims and defenses); and (4) in all respects, cooperate with the Corporation and its counsel in the defense of the Claim and in the prosecution of any counter-claims, cross-claims and defenses.

   b. At the Corporation's option, the Corporation's obligations under this Article may cease and terminate (without notice or demand): (i) if the Indemnified Individual is an employee of the Corporation, upon termination of the Indemnified Individual's employment with the Corporation, or (ii) if the Indemnified Individual is a Director or Officer, upon removal of such Director or Officer for cause (as determined by the Board) in accordance with these Regulations.

                               ARTICLE VII

                                 SHARES

Section 1.  Certificates and Share Records.

   a.   Certificates (herein called "Certificates" or "Share
Certificates") evidencing ownership of Shares shall be issued and registered (on the Corporation's Share records) to the lawful owner or holder of such Shares upon full payment therefor. All Certificates shall contain such signatures and information as required by these Regulations and Ohio law and shall be of such tenor and design as the Board periodically determines.

   b. The Secretary of the Corporation shall maintain (or cause to be maintained) a record of all Share Certificates, the registered owner or holder thereof, the date of issuance and cancellation, and any other information the Board periodically requires.

   c. A Person in whose name Shares are recorded on the books of the Corporation shall conclusively be deemed the unqualified owner of such Shares for all purposes and to have capacity to exercise all rights of ownership. Neither the Corporation nor any transfer agent of the Corporation shall be obligated to recognize any equitable interest in or claim to such Shares by any other Person, whether disclosed upon the Share Certificate or otherwise.

   d. All Share Certificates shall be transferable in person or by attorney; provided, however, that (except as otherwise provided in Section 2 of this Article) no Share transfer shall be entered upon the Corporation's records until the previous Share Certificates for such Shares have been surrendered and cancelled.

Section 2.     Lost, Stolen or Destroyed Share Certificates.

  The Board may issue new Share Certificates to replace lost, stolen or destroyed Certificates. In its sole discretion, the Board may first require the registered Shareholder to indemnify the Corporation and/or to furnish a bond to the Corporation from such sureties, for such amount, and with such terms and conditions as the Board determines to protect the Corporation, its Shareholders, Directors, Officers, employees, agents and/or any other Person from injury or damage by issuance of a new Share Certificate.

Section 3.     Cancellation of Share Certificates.

  In its sole discretion, the Board shall determine whenever any outstanding Share Certificates shall be cancelled and exchanged for other Share Certificates and shall order and require the holders of such outstanding Share Certificates to surrender them for such purposes. Until compliance with the Board's order, all rights of the holder (as a Shareholder) of any such Share Certificates shall be suspended with respect to the Share(s) represented thereby.

Section 4.     Transfer of Shares.

   a. Shares may be transferred on the Corporation's Share records by the registered holder, by the Shareholder's legally empowered attorney, or by the Shareholder's legal representative upon surrender and cancellation of the Share Certificates with duly-executed assignment and power of transfer endorsed thereon (or attached thereto) and with such proof of signatures as the Board requires.

   b. After the Board fixes a Record Date for any Shareholder Meeting, for the payment of a dividend or for the exercise of any Shareholder rights, no Shares shall be transferred on the Corporation's Share records until immediately after the occurrence of such event.
                                    17

                              ARTICLE VIII

                           OTHER INSTRUMENTS

Section 1.  Prior Instruments.

  These Regulations supersede and nullify any and all prior regulations, constitutions, bylaws and similar instruments previously adopted by the Shareholders and/or the Board.

Section 2.     Conflicts of Instruments.

  In the event of a conflict between these Regulations and any other instrument, bylaw, rule, regulation, document or policy of the Corporation, these Regulations shall be superior to any such other instrument, bylaw, rule, document, regulation and policy of the Corporation (except as expressly stated herein), and the Articles of Incorporation shall be superior to these Regulations.

                               ARTICLE IX

                FAIR PRICE AND SUPER VOTE REQUIREMENTS
                   IN CERTAIN BUSINESS COMBINATIONS

Section 1.  Definitions.

   a. "Affiliate" or "Associate" shall have the respective meanings given to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1989, or as may thereafter be amended.

   b. A Person shall be a "Beneficial Owner" of any Voting Shares (as defined in this Article): (i) which such Person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or (ii) which such Person or any of its Affiliates or Associates has by itself or with others (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or (iii) which is beneficially owned, directly or indirectly, by any other Person with which such Person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any Voting Shares.

   c. "Business Combination" shall include: (i) any merger or consolidation of the Corporation or any of its subsidiaries with or into an Interested Shareholder (as defined in this Article), regardless of which Person is the surviving entity; (ii) any sale, lease, exchange, mortgage, pledge, or other disposition (in one transaction or a series of transactions) from the Corporation or any of its subsidiaries to an Interested Shareholder, or from an Interested Shareholder to the Corporation or any of its subsidiaries, of assets having an aggregate Fair

Market Value (as defined in this Article) of ten percent (10%) or more of the Corporation's total shareholders equity; (iii) the issuance, sale or other transfer by the Corporation or any subsidiary thereof of any securities of the Corporation or any subsidiary thereof to an Interested Shareholder (other than an issuance or transfer of securities which is effected on a pro rata basis to all holders of Shares of the Corporation);
(iv) the acquisition by the Corporation or any of its subsidiaries of any securities of an Interested Shareholder; (v) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Shareholder; (vi) any reclassification or recapitalization of the Voting Shares or other securities of the Corporation if the affect, directly or indirectly, of such transaction is to increase the relative voting power of an Interested Shareholder; or
(vii) any agreement, contract or other arrangement providing for or resulting in any of the transactions described in this definition of Business Combination.

   d. "Continuing Director" shall mean any member of the Board who is unaffiliated with the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder; any successor of a Continuing Director who is unaffiliated with the Interested Shareholder and is approved to succeed a Continuing Director by the Continuing Directors; any member of the Board who is appointed to fill a vacancy on the Board, who is unaffiliated with the Interested Shareholder, and who is approved by the Continuing Directors.

   e. "Fair Market Value" shall mean: (i) in the case of securities listed on a national securities exchange or quoted in the National Association of Securities Dealers Automated Quotations System (or any successor thereof), the highest sales price or bid quotation, as the case may be, reported for securities of the same class or series traded on the national securities exchange or in the over-the-counter market during the thirty (30) day period immediately prior to the date in question or, if no such report or quotation is available, the Fair Market Value as determined by the Continuing Directors; and (ii) in the case of other securities and of other property or consideration (except cash), the Fair Market Value as determined by the Continuing Directors; provided, however, if the power and authority of the Continuing Directors ceases and terminates pursuant to Section 6 of this Article as a result of there being less than five (5) Continuing Directors at any time, then (a) for purposes of clause (ii) of the definition of "Business Combination," any sale, lease, exchange, mortgage, pledge, or other disposition of assets from the Corporation or any of its subsidiaries to an Interested Shareholder or from an Interested Shareholder to the Corporation or any of its subsidiaries, regardless of the Fair Market Value thereof, shall constitute a Business Combination, and (b) for purposes of paragraph 1 of Section 4 of this Article, in determining the amount of consideration received or to be received per Share by the Independent Shareholders in a Business Combination, there shall be excluded all consideration other than cash and the Fair Market Value of securities listed on a national securities exchange or quoted in the National Association of Securities Dealers Automated Quotations System (of any successor thereof) for which there is a reported sales price or bid quotation, as the case may be, during the thirty (30) day period immediately prior to the date in question.

   f. "Independent Shareholder" shall mean all holders of Shares of the Corporation other than the Interested Shareholder engaged in or proposing the Business Combination.
                                    19

   g. "Interested Shareholder" shall mean: (a) any Person (other than the Corporation or any of its subsidiaries), and (b) the Affiliates and Associates of such Person, who (or which together) are: (i) the Beneficial Owner, directly or indirectly, of ten percent (10%) or more of the then outstanding Voting Shares; or (ii) an assignee of or other Person who has succeeded to any Voting Shares which were at any time within the two (2) year period immediately prior to the date in question beneficially owned by an Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933. Notwithstanding any contrary provision in this
Section 1(g): (i) no Trust Department or designated fiduciary or other trustee of such Trust Department of the Corporation or a subsidiary of the Corporation, or similar fiduciary capacity of the Corporation with direct voting control of the outstanding Voting Shares shall be included or considered as an Interested Shareholder, and (ii) no profit sharing, employee stock ownership, employee stock purchase and savings, employee pension, or other employee benefit plan of the Corporation or any of its subsidiaries and no trustee of any such plan (in its capacity as such trustee) shall be included or considered as an Interested Shareholder.

   h. A "Person" shall mean an individual, partnership, trust, corporation, limited liability company or other entity and further includes any two (2) or more of the foregoing acting in concert.

   I. "Voting Shares" shall mean all outstanding Common Shares and Voting Preferred Shares of the Corporation.

   j. All definitions contained in Article I of these Regulations shall also apply to this Article IX, unless (and to the extent that) such definitions conflict with the definitions in this Section 1.

Section 2.     Supermajority Vote to Effect Business Combination.

  No Business Combination shall be effected or consummated unless: (1) authorized and approved by Continuing Directors and, if otherwise required by law to authorize or approve the transaction, by the affirmative vote of the holders of such Shares as are mandated by the Ohio Revised Code; or
(2) authorized and approved by the affirmative vote of holders of not less than seventy-five percent (75%) of the outstanding Voting Shares voting together as a single class. The authorization and approval required by this Section 2 are in addition to any authorization and approval required by Section 3 of this Article.

Section 3.     Conditions Required to Effect Business Combination.

  No Business Combination shall be effected or consummated unless: (1) all the fair price and other conditions and requirements set forth in
Section 4 of this Article have been satisfied; or (2) authorized and approved by the Continuing Directors; or (3) authorized and approved by the affirmative vote of holders of not less than sixty-six and two-thirds percent (66-2/3%) of the outstanding Voting Shares held by all Independent Shareholders voting together as a single class. Any authorization and approval required by this Section 3 are in addition to any authorization and approval required by Section 2 of this Article.

Section 4.     Conditions and Requirements to Fair Price.

  All the following conditions and requirements must be complied with in order for subitem (1) of Section 3 of this Article to be satisfied:

   a. The cash and Fair Market Value of the property, securities or other consideration to be received by the Independent Shareholders in the Business Combination per Share for each Share of the Corporation must not be less than the sum of: (i) the highest per Share price (including brokerage commissions, transfer taxes, soliciting dealer's fees and similar payments) paid by the Interested Shareholder in acquiring any Shares; and (ii) the amount, if any, by which interest on the per Share price, calculated at the Treasury Bill rate periodically in effect (from the date the Interested Shareholder first became an Interested Shareholder until the Business Combination has been consummated) exceeds the per Share amount of cash dividends received by the Independent Shareholders during such period (for purposes of this Subparagraph, the "Treasury Bill Rate" mean, for each calendar quarter or part thereof, the interest rate of the last auction in the preceding calendar quarter of ninety-one (91)-day United States Treasury Bills expressed as a bond equivalent yield); for purposes of this Section 4a., per Share amounts shall be appropriately adjusted for any recapitalization, reclassification, Share dividend, Share split, reverse split, or other similar transaction. Any Business Combination which does not result in the Independent Shareholders' receiving consideration for or in respect of their Shares shall not be treated as complying with the requirements of this Section 4a.

   b. The form of the consideration to be received by the Independent Shareholders owning the Shares must be the same as was previously paid by the Interested Shareholder(s); provided, however, that if the Interested Shareholder previously paid for such Shares with different forms of consideration, the form of the consideration to be received by the Independent Shareholders must be in the form as was previously paid by the Interested Shareholder in acquiring the largest number of Shares. The provisions of this Section 4b. are not intended to diminish the aggregate amount of cash and Fair Market Value of any other consideration that any holder of Shares is otherwise entitled to receive upon the liquidation or dissolution of the Corporation, under the terms of any contract with the Corporation or an Interested Shareholder, or otherwise.

   c. From the date the Interested Shareholder first becomes an Interested Shareholder until the Business Combination has been consummated, the following requirements must be complied with unless the Continuing Directors otherwise determine: (i) the Interested Shareholder has not received, directly or indirectly, the benefit (except proportionately as a holder of Shares) of any loan, advance, guaranty, pledge, or other financial assistance, tax credit or deduction, or other benefit from the Corporation or any of its subsidiaries; (ii) there shall have been no failure to declare and pay in full (when and as due or scheduled) any dividends required to be paid on any class or series of Shares; (iii) there shall have been (a) no reduction in the annual rate of dividends paid on Common Shares (except as necessary to reflect any split of the Common Shares), and (b) an increase in the annual rate of dividends as necessary to reflect reclassification (including a reverse split), recapitalization or any similar transaction which has the effect of reducing the number of outstanding Common Shares; and (iv) there shall have been no amendment or other modification to any profit-sharing, employee stock ownership, employee stock purchase and savings, employee pension or other employee benefit plan of the Corporation or any of its subsidiaries the effect of which is to change in any manner the provisions governing the voting of any Shares of the Corporation in or covered by such plan.

   d. A proxy or information statement describing the Business Combination and complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing that Act and the rules and regulations thereunder) has been mailed at least thirty (30) days prior to the completion of the Business Combination to the holders of all outstanding Voting Shares. If deemed advisable by the Continuing Directors, the proxy or information statement shall contain a recommendation by the Continuing Directors as to the advisability (or inadvisability)of the Business Combination and/or an opinion by an investment banking firm, selected by the Continuing Directors and retained at the expense of the Corporation, as to the fairness (or unfairness) of the Business Combination to the Independent Shareholders.

Section 5.     Other Applicable Voting Requirements.

  The affirmative votes or approvals required to be received from holders of the Shares of the Corporation under Sections 2, 3, and 9 of this Article shall apply even though no vote of a lesser percentage vote may be required by law or by other provisions of these Regulations, or otherwise. Any authorization, approval or other action of the Continuing Directors under this Article is in addition to any required authorization, approval or other action of the Board.

Section 6.     Continuing Directors.

  All actions required or permitted to be taken in these Regulations by the Continuing Directors shall be taken with or without a meeting by the vote or written consent of two-thirds (2/3) of the Continuing Directors, regardless of whether the Continuing Directors constitute a quorum of the members of the Board then in office. If the number of Continuing Directors is at any time less than five (5), all power and authority of the Continuing Directors under this Article shall thereupon cease and terminate, including (without limitation) the authority of the Continuing Directors to authorize and approve a Business Combination Sections 2 and 3 of this Article and to approve a successor Continuing Director.
Two-thirds (2/3) of the Continuing Directors shall have the power and duty (consistent with their fiduciary obligations) to determine for the purpose of this Article, on the basis of information known to them: (1) whether any Person is an Interested Shareholder; (2) whether any Person in an Affiliate or Associate ; (3) whether any Person has an agreement, arrangement, or understanding with another or is acting in concert with another; and (4) the Fair Market Value of property, securities or other considerations (other than cash). The good faith determination of the Continuing Directors on such matters shall be binding and conclusive for purposes of this Article.

Section 7.     Effects on Fiduciary Obligations of Interested
               Shareholders.

  Nothing contained in this Article shall be construed to relieve any Interested Shareholder from any fiduciary obligations imposed by law.

Section 8.     Further Considerations to Effect Business Combination.

  No Business Combination (as defined in this Article) shall be effected or consummated unless, in addition to the consideration set forth in Sections 2, 3, 4, 5 and 6 of this Article, the Board (including the Continuing Directors) shall consider all of the following factors and any other factors which the Board deems relevant: (1) the social and economic effects of the transaction on the Corporation and its subsidiaries, employees, depositors, loan and other customers, creditors and other elements of the communities in which the Corporation and its subsidiaries operate or are located; (2) the business and financial conditions and earnings prospects of the Interested Shareholder, including (but not limited to) debt services another existing or likely financial obligations of the Interested Shareholder, and the possible effect thereof on other elements of the communities in which the Corporation and its subsidiaries operate or are located, and (3) the competence, experience and integrity of the Interested Shareholder and his, its or their management.

Section 9.     Repeal.

  Notwithstanding any other provisions of these Regulations and notwithstanding the fact that a lesser percentage vote may be required by law or other provision of these Regulations, the provisions of this Article may not be repealed, amended, supplemented or otherwise modified, unless: (1) the Continuing Directors (or, if there is no Interested Shareholder, a majority vote of the whole Board) recommend such repeal, amendment, supplement or modification and such repeal, amendment, supplement or modification is approved by the affirmative vote of the holders of not less than sixty-six and two-thirds percent (66-2/3%) of the outstanding Voting Shares; or (2) such repeal, amendment, supplement or modification is approved by the affirmative vote of holders of (a) not less than seventy-five percent (75%) of the outstanding Voting Shares voting together as a single class, and (b) not less than sixty-six and two-thirds percent (66-2/3%) of the outstanding Voting Shares held by all Independent Shareholders voting together as a single class.

                            ARTICLE X

                    AMENDMENTS AND MISCELLANEOUS

Section 1.  Amendments.

   a. Except as otherwise expressly provided in these Regulations, the Shareholders may repeal or amend these Regulations or adopt amended regulations: (i) at any Shareholder Meeting (with previous notice of such amendment, repeal or adoption), by the affirmative vote of the registered holders of a majority of the Shares represented in person or by proxy at such Shareholder Meeting, or (ii) without a Shareholder Meeting, by the written consent of the registered holders of a majority of the Shares.

   b. If these Regulations are amended or amended regulations are adopted without a Shareholder Meeting, the Secretary of the Corporation (or any other Officer) shall forthwith mail a copy of the amendment to these Regulations or the amended regulations to each

Shareholder who did not participate in the adoption of the amendment or the amended regulations.

Section 2.     Miscellaneous.

   a. When acting on the Corporation's behalf, no Shareholder, Director, Officer, employee, or other agent of the Corporation shall discriminate against any Person because of race, religion, color, creed, sex, national origin, or handicap.

   b. If any provision or Article of these Regulations is ever judicially determined to be invalid or unenforceable, such determination shall not affect the validity or enforceability of any other provision or Article of these Regulations.











































Dated:___________________
                                    24

  [X] PLEASE MARK VOTES           REVOCABLE PROXY
      AS IN THIS EXAMPLE          LNB BANCORP, INC.

PROXY SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 18, 2000

The undersigned hereby appoints Daniel P. Batista, David M. Koethe and Eugene M. Sofranko, and each of them, with power of substitution, proxies and agents of the undersigned to vote at the Annual Meeting of Shareholders of LNB Bancorp, Inc. (the "Corporation"), to be held at The Lorain National Bank, 521 Broadway, Lorain, Ohio, 44052, on April 18, 2000, at 10:00 a.m., and at any adjournment thereof, all shares of common stock of the Corporation which the undersigned would be entitled to vote if personally present for the following matters.

The Board of Directors recommends a vote FOR each of the following:

1. ELECTION OF DIRECTORS for a three-year term expiring in 2003 (except as marked to the contrary below):
    For [ ] Withhold [ ] For All Except [ ]

    Robert M. Campana, James F. Kidd, Jeffrey F. Riddell, and Thomas P.
    Ryan

INSTRUCTION: To withhold authority to vote for any individual nominee(s), mark "For All Except" and write that (those) nominee's name(s) in the space provided below.

  _________________________________________________________________

2.  PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION AND CODE OF
    REGULATIONS AS MORE FULLY DESCRIBED UNDER THE FOLLOWING SUBHEADINGS AND IN THE PROXY STATEMENT:

   a) Amend and restate Articles of Incorporation to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;
   b) State in the Articles of Incorporation that one of the purposes for which the Corporation is formed is to qualify and act as a "financial holding company" as defined by the Gramm-Leach-Bliley Act of 1999;
   c) Removal of fair price and super majority vote provisions as currently stated in Articles XIII and XIV of the Articles of Incorporation and relocate such provisions to the Code of Regulations;
   d) Amend and restate Code of Regulations to simplify and update language as authorized by Ohio law; which amendments would not affect shareholders' rights;
   e) Provide that the number of directors on the Board of Directors may periodically be changed and authorize the Board of Directors to fill terms of directorships created by the Board of Directors;
   f) Provide that directors and members of board committees may be entitled to compensation and reimbursement for additional expenses as the Board of Directors periodically determines in its sole discretion; and
   g) Provide for indemnification of shareholders, directors, officers, employees and agents from claims arising from acts of the Corporation or others acting on behalf of the Corporation.

   AN AFFIRMATIVE VOTE FOR PROPOSAL 2 TO AMEND THE ARTICLES OF
   INCORPORATION AND THE CODE OF REGULATIONS WILL BE AN AFFIRMATIVE VOTE FOR ALL SUBHEADINGS UNDER PROPOSAL 2-SUBHEADINGS 2(a) THROUGH 2(g). For [ ] Against [ ] Abstain [ ]

3. OTHER BUSINESS - To transact any other business that may properly come before the meeting or any adjournment thereof.

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

  Please be sure to sign and date        Date [            ]
   this Proxy in the box below.
   [                                                         ]
     Shareholder sign above    Co-holder (if any) sign above

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

                           PLEASE ACT PROMPTLY
                 SIGN, DATE & MAIL YOUR PROXY CARD TODAY

                             LNB Bancorp, Inc.

                           Appendix to Form 10 - K

               (for the fiscal year ended December 31, 1999)

                        S - K Reference Number (23)




                     Consent of Independent Accountants.

                                           Appendix 23


Consent of Independent Accountants

The Board of Directors
LNB Bancorp, Inc.:

We consent to incorporation by reference in the registration statements No.33-64034 on Form S-8 and No. 333-43441 on Form S-3 of LNB Bancorp, Inc. of our report dated January 28, 2000, relating to the consolidated balance sheets of LNB Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of LNB Bancorp, Inc.



/s/ KPMG LLP


Cleveland, Ohio
March 24, 2000

                             LNB Bancorp, Inc.

                           Appendix to Form 10 - K

               (for the fiscal year ended December 31, 1999)

                        S - K Reference Number (27)





                         Financial Data Schedule