Form 10-Q
period 2000-03-31
LNB BANCORP INC
filed 2000-05-15
CIK 737210

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549





    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

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

    Outstanding at April 27, 2000: 4,122,675 shares
    Class of Common Stock:  $1.00 par value

                               LNB Bancorp, Inc.
                        Quarterly Report on From 10-Q
                         Quarter Ended March 31, 2000

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


                                                              Page
                                                             Number(s)

       Condensed Consolidated Balance Sheets                      3

       Condensed Consolidated Statements of Income                5

       Condensed Consolidated Statements
         of Cash Flows                                            7

       Notes to the Condensed Consolidated Financial
         Statements                                               9

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          13

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                   18


Part II - Other Information

     Item 1 - Legal Proceedings                                   19

     Item 2 - Changes in Securities                               19

     Item 3 - Defaults upon Senior Securities                     19

     Item 4 - Submission of matters to a Vote of
              Security Holders                                    19

     Item 5 - Other Information                                   20

     Item 6 - Exhibits and Reports on Form 8-K                    20

     Signatures                                                   20

     Appendix Index                                               21

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            2000            1999
                                             -------------  --------------
                                              (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                      $ 24,547,000    $ 28,023,000
Federal funds sold and short-term investments   3,734,000       9,320,000
Securities:
  Available for sale, at fair value            77,258,000      75,728,000
  Held to maturity, at cost (fair value
   $42,014,000 and $41,819,000, respectively)  44,869,000      44,642,000
  Federal Home Loan Bank and Federal Reserve
   Bank stock, at cost                          2,996,000       2,949,000
                                            --------------  --------------
Total securities                              125,123,000     123,319,000
                                            --------------  --------------
Loans:
  Portfolio loans                             418,516,000     409,971,000
  Loans available for sale                      9,329,000       9,545,000
                                            --------------  --------------
Total loans                                   427,845,000     419,516,000
Reserve for loan losses                        (4,790,000)     (4,667,000)
                                            --------------  --------------
Net loans                                     423,055,000     414,849,000
                                            --------------  --------------
Bank premises and equipment, net               11,495,000      11,253,000
Intangible assets                               4,145,000       4,245,000
Accrued interest receivable                     3,601,000       4,057,000
Other assets                                    4,565,000       4,449,000
Other foreclosed assets                               -0-          96,000
                                            --------------  --------------
TOTAL ASSETS                                 $600,265,000    $599,611,000
                                            ==============  ==============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                  $ 94,265,000    $ 80,654,000
 Savings and passbook accounts                198,406,000     191,928,000
 Certificates of deposit                      209,299,000     184,249,000
                                           --------------  --------------
Total deposits                                501,970,000     456,831,000
                                           --------------  --------------
Securities sold under repurchase agreements
  and other short-term borrowings              15,320,000      52,122,000
Federal Home Loan Bank advances, short-term     5,000,000      15,000,000
Federal Home Loan Bank advances, long-term     19,345,000      19,345,000
Accrued interest payable                        1,609,000       1,510,000
Accrued taxes, expenses, and
  other liabilities                             5,115,000       3,750,000
                                           --------------  --------------
Total liabilities                             548,359,000     548,558,000
                                           --------------  --------------

Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,227,161 and
   4,227,161, respectively and Shares
   outstanding 4,127,161 and 4,127,161,
   respectively                                 4,227,000       4,227,000
Additional capital                             22,685,000      22,685,000
Retained earnings                              29,047,000      28,057,000
Accumulated other comprehensive (loss)         (1,153,000)     (1,016,000)
Treasury stock at cost, 100,000
  and 100,000 shares, respectively             (2,900,000)     (2,900,000)
                                           --------------  --------------
Total shareholders' equity                     51,906,000      51,053,000
                                           --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       $600,265,000    $599,611,000
                                           ==============  ==============



See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       MARCH 31,
OF INCOME (UNAUDITED)                        ----------------------------
                                                  2000            1999
INTEREST INCOME:                             ----------------------------
Interest and fees on loans:
 Taxable                                       $ 9,022,000    $ 7,972,000
 Tax-exempt                                          5,000          8,000
Interest and dividends on securities:
 U.S. Treasury securities                          156,000        409,000
 U.S. Government agencies and corporations       1,559,000      1,264,000
 States and political subdivisions                  61,000         54,000
 Other debt and equity securities                   97,000         38,000
Interest on Federal funds sold and other
 interest-bearing instruments                       39,000         33,000
                                             -------------   ------------
TOTAL INTEREST INCOME                           10,939,000      9,778,000
                                             -------------   -------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over            612,000        611,000
 Other deposits                                  2,960,000      2,437,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings        436,000        237,000
Interest on Federal Home Loan Bank advances        376,000        290,000
                                             -------------   ------------
TOTAL INTEREST EXPENSE                           4,384,000      3,575,000
                                             -------------   ------------
NET INTEREST INCOME                              6,555,000      6,203,000
Provision for loan losses                          300,000        200,000
NET INTEREST INCOME AFTER PROVISION          -------------   ------------
FOR LOAN LOSSES                                  6,255,000      6,003,000
                                             -------------   ------------
OTHER INCOME:
Investment and Trust Services Division income      502,000        470,000
Service charges on deposit accounts                762,000        677,000
Other service charges, exchanges and fees          653,000        592,000
Other operating income                              14,000         11,000
                                             -------------   ------------
TOTAL OTHER INCOME                               1,931,000      1,750,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                   2,492,000      2,395,000
Net occupancy expense of premises                  386,000        392,000
Furniture and equipment expenses                   573,000        608,000
Supplies and postage                               208,000        256,000
Ohio franchise tax                                 169,000        151,000
Credit card and merchant expenses                  250,000        177,000
Other operating expenses                         1,122,000      1,029,000
                                             -------------   ------------
TOTAL OTHER EXPENSES                             5,200,000      5,008,000
                                             -------------   ------------
INCOME BEFORE INCOME TAXES                       2,988,000      2,745,000
INCOME TAXES                                     1,008,000        912,000
                                             -------------   ------------
NET INCOME                                     $ 1,980,000    $ 1,833,000
                                             =============   ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $  .48         $  .44
                                                   =======        =======
 DILUTED EARNINGS PER SHARE                         $  .48         $  .44
                                                   =======        =======
 DIVIDENDS DECLARED PER SHARE                       $  .24         $  .22
                                                   =======        =======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                       MARCH 31,
OF CASH FLOWS (UNAUDITED)                     ----------------------------
                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:         ----------------------------
 Interest received                             $11,370,000    $10,361,000
 Other income received                           2,028,000      1,842,000
 Interest paid                                  (4,285,000)    (3,522,000)
 Cash paid for salaries and
  employee benefits                             (2,623,000)    (1,842,000)
 Net occupancy expense of premises paid           (306,000)      (290,000)
 Furniture and equipment expenses paid            (212,000)      (206,000)
 Cash paid for supplies and postage               (208,000)      (256,000)
 Cash paid for other operating expenses           (667,000)      (463,000)
 Federal income taxes paid                        (250,000)           -0-
                                              -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                      4,847,000      5,624,000
                                              -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                                     -0-          9,000
 Proceeds from maturities of securities
  available for sale                             4,000,000      5,000,000
 Purchases of securities held to maturity          (78,000)    (5,226,000)
 Purchase of securities available
  for sale                                      (5,941,000)    (4,000,000)
 Net (increase) in loans made to customers (8,591,000) (26,112,000) Purchases of bank premises and equipment
  and intangible assets                           (701,000)       (98,000)
 Proceeds from liquidation of other
  foreclosed assets                                 96,000        767,000
                                              -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES          (11,215,000)   (29,660,000)
                                              -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in demand and other
  noninterest-bearing deposits                  13,611,000     (6,450,000)
 Net increase (decrease) in savings and
  passbook deposits                              6,478,000     (3,352,000)
 Net increase in certificates of deposit        25,050,000     17,674,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                        (36,802,000)     6,607,000
 Proceeds from Federal Home Loan
  Bank advances                                        -0-      2,300,000
 Payment on Federal Home Loan advances         (10,000,000)           -0-
 Proceeds from exercise of stock options               -0-          1,000
 Dividends paid                                 (1,031,000)    (1,031,000)
                                              -------------  -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                     (2,694,000)    15,749,000
                                              -------------  -------------
NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (9,062,000)    (8,287,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                        37,343,000     32,801,000
                                              -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                       $28,281,000    $24,514,000
                                              =============  =============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                      $1,980,000     $1,833,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                   441,000        504,000
   Amortization of intangible assets               100,000        106,000
   Amortization of deferred loan fees
    and costs, net                                 163,000        619,000
   Provision for loan losses                       300,000        200,000
   Decrease in accrued interest receivable         456,000        328,000
   (Increase) decrease in other assets            (169,000)       263,000
   Increase in accrued interest payable             99,000         53,000
   Increase in accrued taxes,
    expenses and other liabilities               1,364,000      1,626,000
   Others, net                                     113,000         92,000
                                             --------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $4,847,000     $5,624,000
                                             ============== ==============

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at March 31, 2000, compared to December 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 2000 compared to the same period in 1999. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with those unaudited condensed consolidated financial statements.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

In an effort to take advantage of the recently passed Gramm-Leach-Bliley Act, otherwise known as the financial modernization act, LNB Bancorp, Inc. has applied for, and received, one of the first charters as a financial holding company. The Act enables financial holding companies to engage in business activities previously unavailable to them. The Corporation will also be able to offer new products and services as they are developed and approved by regulators. LNB Bancorp, Inc. is strategically reviewing its new business opportunities under the Gramm-Leach-Bliley Act.

LNB Bancorp, Inc. achieved a significant milestone in its history by the listing of its common stock on the NASDAQ Stock Market. The NASDAQ listing will provide greater liquidity for our stock while enhancing our visibility in the investment community.

FORWARD-LOOKING STATEMENTS

When used in this Form 10Q, the words or phrases "are expected to", "will continue", "is anticipated", "estimate", "projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 2000, the unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999 are prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

The consolidated balance sheet at December 31, 1999 has been taken from the audited Financial Statements and condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 1999 Annual Report to Shareholders.

The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

RESERVE FOR LOAN LOSSES

Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover loan losses that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

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

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to 2000 presentation.

2.  EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                  For the Quarter ended March 31, 2000
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                      $1,980,000

    Basic EPS
    Income available to
     common stockholders            $1,980,000        4,127,161      $ .48
                                                                     =====
    Effect of Dilutive Securities
    Incentive Stock Options                -0-            3,581
                                    ----------        ---------
    Dilutive EPS
    Income available to common
     stockholders + assumed
     conversions                    $1,980,000        4,130,742      $ .48
                                    ==========        =========      =====

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
                                    ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The Corporation's comprehensive income for the quarters ended March 31, 2000 and 1999 are as follows:

                                  For the quarters ended March 31,
                                      2000                1999
                                  --------------------------------
    Net income                     $1,980,000          $1,833,000
    Other comprehensive income:
     Unrealized (loss) on
     securities available for
     sale, net of tax (benefit)of
     $(207,000) and $(203,000)       (137,000)           (394,000)
                                  ------------        ------------
    Comprehensive Income           $1,843,000          $1,439,000
                                  ============        ============

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first quarter of 2000. In the first quarter of 2000, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Corporation increased $654,000 during the first quarter, to $600,265,000. Federal funds sold and other interest-bearing investments decreased by $5,586,000 during the first quarter of 2000. This decrease is the result of the bank eliminating its excess liquidity which was built up for Y2K purposes.

The total securities portfolio increased $1,804,000 ending the first quarter at $125,123,000. At March 31, 2000 gross unrealized gains (losses)in the held to maturity securities portfolio were approximately $45,000 and $(2,704,000), respectively. The decrease in the market value of the securities portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

Net loans increased $8,206,000 during the first quarter to $423,055,000 at March 31, 2000. This increase was a result of strong loan demand in our market. Mortgage and Commercial loan growth was particularly strong, showing first quarter increases of $2,797,000 and $7,652,000, respectively. Consumer loans decreased by $2,120,000 during the first quarter of 2000. The consumer loan portfolio has decreased because the bank has decided to allow some run-off of the indirect automobile credits.

The reserve for loan losses ended the quarter at $4,790,000 supported by a provision for loan losses of $300,000, recoveries of $60,000 and loan charge-offs of $237,000. The reserve for loan losses as a percentage of ending loans was 1.12% at March 31, 2000 and 1.11% at December 31, 1999. Corporate management believes that the reserve for loan losses as a percentage of ending loans at March 31, 2000 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets decreased slightly to 332.8% as of March 31, 2000 from 348.5% at December 31, 1999. Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The level of nonperforming assets increased by $100,000 during the first quarter of 2000. This increase is the result of an increase in nonaccrual loans of $196,000 as well as by a decrease in other foreclosed assets owned in the amount of $96,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $227,000 which have been paid off or brought current, loans charged-off in the amount of $170,000 and liquidations of nonaccrual loans of $92,000 and increases in nonaccrual principal balances of $685,000 which includes one large commercial loan credit of $384,000 and several small commercial and consumer loan credits. The decrease in nonaccrual loans in the first quarter of 2000 was due primarily to one commercial loan customer and 28 personal loan customers. The decrease in Other Foreclosed Assets in the amount of $96,000 resulted from liquidation of one residential property. The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

        Amounts in thousands       03/31/00  12/31/99  09/31/99  06/30/99
                                   --------  --------  --------  --------
        Nonperforming Assets:
          Nonaccrual                 $1,439    $1,243    $  994    $  285
          Restructured                    0         0         0         0
          Other Foreclosed Assets         0        96         0       209
                                     ------    ------    ------    ------
        Total Nonperforming Assets   $1,439    $1,339    $  994    $  494
                                     ======    ======    ======    ======
        Reserve for loan losses
          to nonperforming assets    332.8%    348.5%    413.3%    764.0%
                                     ======    ======    ======    ======
        Accruing loans past due
          90 days                    $  781    $  555    $  505    $  494
                                     ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At March 31, 2000, potential problem loans totaled $4,461,000, a decrease of $113,000 from the December 31, 1999 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 2000 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $95,893,000 and $87,614,000 at March 31, 2000 and 1999,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from home equity loan sale programs during 1999 plus increase in loan demand during the first quarter of 2000. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 2000 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $45,139,000 during the first quarter to $501,970,000. Noninterest-bearing deposits increased to $94,265,000, at March 31, 2000 for an increase of $13,611,000, while interest-bearing deposits increased to $407,705,000 for an increase of $31,528,000. Federal funds purchased and securities sold under agreements to repurchase decreased $36,802,000 during the first quarter of 2000. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively liquid position in order to take advantage of interest rate fluctuations. As of March 31, 2000 short-term security investments with maturities of one year or less totaled $8,433,000 which represented 6.7% of total securities. Adding cash and due from banks of $24,547,000 and Federal Funds sold and other short-term investments of $3,734,000, total liquid assets represented 6.1% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $16,000,000, $25,000,000 and $23,000,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position.
Total shareholders' equity increased to $51,904,000, at March 31, 2000. The increase resulted primarily from $1,980,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $991,000. The increase in interest rates experienced in the first quarter of 2000 has caused a decrease in the overall market value of available for sale securities which resulted in a reduction of shareholders' equity by $137,000 for the quarter ended March 31, 2000. As of March 31, 2000, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 2000 and 1999 follow together with those ratios required for the Corporation to be considered adequately capitalized.

                                                           MARCH 31,
                                                    ---------------------
                                                      2000          1999
                                                    -------       -------
                Tier I capital ratio                 11.87%        11.85%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  13.03%        12.79%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        8.21%         8.15%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans increased $1,047,000 when compared to the first quarter of 1999. This was the result of the impact of increases in the loan portfolio of $8,329,000 plus increases in rates. Interest and dividends on securities was $1,873,000 for the first quarter of 2000 for an increase of $108,000 over the same period in 1999. The first quarter increase in interest and dividends on securities results from a net increase in the securities portfolio of $1,804,000. Interest and dividends on securities represented 17.1% of total interest income at March 31, 2000 compared to 18.1% at March 31, 1999. Interest on Federal funds sold and other interest-bearing instruments was $39,000 at March 31, 2000 compared to $13,000 at March 31, 1999. The increase resulted from higher average balances invested in this form of financial instrument along with higher interest rates.

Total interest expense increased by $809,000 when compared to the first quarter of 1999. The interest expense increase was fueled by an increase in interest expense from Federal Home Loan Bank advances in the amount of $86,000, plus increases in deposit account interest of $524,000 and interest on securities sold under repurchase agreements of $199,000.
Also, total interest expense for the first quarter of 2000 was impacted by increases in interest rates paid on certificate of deposit and repurchase agreement accounts when compared to the first quarter of 1999.

Total other income increased by $183,000 when compared to the first quarter of 1999. This increase resulted from increases in trust income of $32,000, increases in service charges of $85,000 and increases in other service charges, exchanges and fees of $66,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 2000 was $5,200,000, 3.8% more than the first quarter of 1999. This increase was due primarily to increases in salary expenses and credit card and merchant expenses.

The effective tax rate was 33.7% and 33.2% during the first quarter of 2000 and 1999, respectively. Net income was $1,980,000 and $1,833,000 for the quarters ended March 31, 2000 and 1999, respectively. Net income per basic and diluted share was $.48 and $.44 for the quarters ended March 31, 2000 and 1999, respectively.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

GRAMM-LEACH-BLILEY ACT OF 1999

In February of 2000, the Corporation filed an application with the Federal

Reserve Bank of Cleveland to be regulated as a financial holding company. In March of 2000, LNB Bancorp, Inc. received approval to operate as a financial holding company. The Corporation is strategically reviewing its new business opportunities under the Gramm-Leach-Bliley Act.

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 1999, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 1999.

With the Federal Reserve Board's recent announcements to increase the prime lending rate by 25 basis points to 8.75% on February 3, 2000, and its subsequent increase by 25 basis points to 9.00% on March 22, 2000, the Corporation does not anticipate any significant changes in the net interest margin. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 2000 Annual Meeting of Shareholders was held on April 18, 2000.

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

     (c) Other matters voted upon - complete descriptions of the matters voted upon is contained in Item 6,

          (1)Election of directors to serve as Class II Directors
             until April 22, 2003 Annual Meeting of Shareholders as
             follows:
                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES

             Robert M. Campana    3,448,150    -0-     32,349     646,572

             James F. Kidd        3,457,908    -0-     22,591     646,662

             Jeffrey F. Riddell   3,458,636    -0-     21,863     646,662

             Thomas P. Ryan       3,433,680    -0-     46,819     646,662


          (2)Amend Articles of Incorporation and Code of Regulations

                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES

                                  2,879,211  104,381  146,734      366,840

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 6, 2000, the record date of the Annual Meeting, was 4,127,161.

ITEM 5  - Other Information

       (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 20, 2000) was previously filed as Appendix 22 to the Bancorp's 1999 Annual Report on Form 10-K.

  ITEM 6  - Exhibits and Reports on Form 8-K

       (a) Appendix (11) - Computation of Shares Used for Earnings Per Share Calculations.

       (b) Appendix (13) - First Quarter Report to Shareholders of LNB Bancorp, Inc. - March 31, 2000 - EDGAR Version.

       (c)  Appendix (27) - Financial Data Schedule

       (d)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended March 31, 2000.

            Also, see the Appendix Index which is found on the next page of this Form.




                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LNB BANCORP, INC.
                                                  (registrant)




                                             /s/ Gregory D. Friedman
      Date: May 12, 2000                     --------------------------
                                              Gregory D. Friedman,
                                              Executive Vice President and
                                              Chief Financial Officer




                                              /s/ Mitchell J. Fallis
      Date: May 12, 2000                     --------------------------
                                              Mitchell J. Fallis,
                                              Vice President and
                                              Chief Accounting Officer

                             LNB Bancorp, Inc.
                                Form 10-Q


                               Appendix Index

                Pursuant to Item 601 (a) of Regulation S-K

    S-K Reference                    Appendix
        Number

     (11)      Computation of Shares Used for Earnings Per Share
                 Calculations.  Footnote 2 Earnings Per Share on
                 Page 11 of this Form 10-Q is incorporated by Reference.

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc.
                 - March 31, 2000 - EDGAR Version

     (27)      Financial Data Schedule

                               LNB Bancorp, Inc.

                            Appendix to Form 10 - Q

                  (For the three months ended March 31, 2000)

                          S - K Reference Number (13)




                   First Quarter Report to Shareholders of
                     LNB Bancorp, Inc. -  March 31, 2000
                                EDGAR Version

DESCRIPTION:
Three sided pamphlet:

Outside cover: white with picture showing pen on NASDAQ page

First Quarter Report

LNB Bancorp, Inc.

March 31, 2000


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending March 31, 2000 and March 31, 1999, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Three Months ended March 31, 2000 and March 31, 1999, respectively,
(LNB Lenders: Professional, knowledgeable, experienced)
(LNBB receives financial services holding company charter)
Banking Offices & ATMs.

Outside cover description:
White background, picture of pen on Nasdaq page

Front Cover:

First Quarter Report

LNB Bancorp, Inc.

March 31, 2000

Inside of front cover:

(Message to Shareholders)

  It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its wholly owned subsidiary, The Lorain National Bank, after the first quarter of 2000. As of March 31, 2000, LNB Bancorp, Inc. achieved record milestones in earnings, assets and deposits. We have also achieved significant growth in dividends, loans, and shareholders' equity.
  Earnings increased 8% for the first quarter of 2000, compared to the same quarter one year ago, climbing to $1,980,000, up from last year's $1,833,000. The 2000 first quarter's earnings were the highest for any first quarter in the Bancorp's history.
  Basic and diluted earnings per share for the first quarter of 2000 reached $.48, a 9% increase from the $.44 for the first quarter of 1999. Earnings for 2000 were higher than a year ago because of higher net interest income and noninterest income, offset in part by higher loan loss provision and operating expenses. Increases in net interest income were fueled by strong commercial loan growth.
  Cash dividends declared per share for the first quarter of 2000 increased 9% compared to the same quarter last year. The first quarter cash dividends per share in 2000 increased by $.02 to $.24 per share, up from $.22 per share in 1999.
  Asset growth remains solid. Consolidated assets eclipsed the $600 million mark for the first time in the history of the Bancorp. Assets climbed 7% to $600.3 million at March 31, 2000, up $39.7 million from March 31, 1999. Net loans grew by $31.3 million from one year ago to $423.1 million at March 31, 1999, for an 8% increase. Commercial loan growth was strong accounting for 90% of total loan growth during the 12 months ended March 31, 2000.
  Total deposits surpassed the $500 million mark for the first time in the Bancorp's history, climbing almost 11% to $502.9 million at March 31, 2000, up $49.1 million from one year ago. Increases in demand, checkinvest, market access and certificates of deposit accounted for the deposit increase.
  Total shareholders' equity increased by $2.7 million during the twelve months ended March 31, 2000 for a 5% increase. Total shareholders' equity was $51.9 million or $12.58 per share at March 31, 2000, compared to $49.2 million or $11.94 per share at March 31, 1999. The percentage of shareholders' equity rose to 15.52% for the quarter ended March 31, 2000 from 15.18% for the same quarter one year ago.
  We appreciate and thank you for your continued support and look forward to addressing you after the completion of our second quarter of operations.

 /s/ Stanley G. Pijor   /s/ James F. Kidd           /s/ Gary C. Smith
 ---------------------  --------------------------  ------------------
 Stanley G. Pijor       James F. Kidd               Gary C. Smith
 Chairman of the Board  Vice Chairman of the Board  President and
                                                    Chief Executive
                                                    Officer

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE dollars*
(A Dividends Per Share graph follows in printed version with dividends on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                                          Basic Earnings
                 Net Income         Dividends Per Share     Per Share
   Year     millions of dollars           dollars*           dollars*

   2000           $1,908                    $0.24             $0.48
   1999           $1,833                    $0.22             $0.44
   1998           $1,678                    $0.20             $0.41
   1997           $1,525                    $0.16             $0.36
   1996           $1,326                    $0.14             $0.31

*Adjusted for stock dividends and splits

(Consolidated Balance Sheets)

March 31                                         2000         1999
----------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                     $ 24,547,000  $ 21,721,000
Federal Funds Sold and Short-term Investments  3,734,000     2,793,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost                   2,996,000     2,222,000
Securities Held to Maturity, at Cost          44,869,000    43,523,000
Securities Available for Sale, at Fair Value  77,258,000    76,519,000
Loans                                        427,845,000   395,237,000
Reserve for Loan Losses                       (4,790,000)   (3,483,000)
-----------------------------------------------------------------------
NET LOANS                                    423,055,000   391,754,000
-----------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets (net)                                 15,640,000    15,159,000
Accrued Interest Receivable and
 Other Assets                                  8,166,000     6,922,000
-----------------------------------------------------------------------
TOTAL ASSETS                                $600,265,000  $560,613,000
-----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits                $ 94,265,000  $ 80,234,000
Interest-Bearing Deposits                    407,705,000   372,612,000
-----------------------------------------------------------------------
TOTAL DEPOSITS                               501,970,000   452,846,000
-----------------------------------------------------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings              15,320,000    29,567,000
Federal Home Loan Bank Advances               24,345,000    24,345,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities                             6,726,000     4,646,000
-----------------------------------------------------------------------
TOTAL LIABILITIES                            548,361,000   511,404,000
-----------------------------------------------------------------------
Preferred Stock                                      -0-           -0-
Common Stock                                   4,227,000     4,223,000
Additional Capital                            22,685,000    22,603,000
Retained Earnings                             29,045,000    25,136,000
Accumulated Other Comprehensive Income(Loss)  (1,153,000)      147,000
Treasury Stock, at Cost                       (2,900,000)   (2,900,000)
-----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                    51,904,000    49,209,000
-----------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $600,265,000  $560,613,000
-----------------------------------------------------------------------

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with shareholder's equity on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                    Total Shareholders'
               Total Assets                Equity
   Year     millions of dollars     millions of dollars

   2000           $600.3                    $51.9
   1999           $560.6                    $49.2
   1998           $490.0                    $45.8
   1997           $445.5                    $45.0
   1996           $420.5                    $41.5




(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

(Consolidated Statements of Income)

Three Months Ended March 31                       2000         1999
----------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans                      $9,027,000  $7,980,000
Interest and Dividends on Securities             1,873,000   1,785,000
Interest on Federal Funds Sold and
 Short-term Investments                             39,000      13,000
----------------------------------------------------------------------
TOTAL INTEREST INCOME                           10,939,000   9,778,000
----------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                             3,572,000   3,048,000
Interest on Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings                   436,000     237,000
Interest on Federal Home Loan Bank Advances        376,000     290,000
----------------------------------------------------------------------
TOTAL INTEREST EXPENSE                           4,384,000   3,575,000
----------------------------------------------------------------------
NET INTEREST INCOME                              6,555,000   6,203,000
Provision for Loan Losses                          300,000     200,000
----------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 6,255,000   6,003,000
----------------------------------------------------------------------
OTHER INCOME:
Investment and Trust Services Division Income      502,000     470,000
Fees and Service Charges                         1,417,000   1,269,000
Gains From Sales of Loans, Securities and Buildings    -0-         -0-
Other Operating Income                              14,000      11,000
----------------------------------------------------------------------
TOTAL OTHER INCOME                               1,933,000   1,750,000
----------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                   2,492,000   2,395,000
Net Occupancy Expense of Premises                  386,000     392,000
Furniture and Equipment Expenses                   573,000     608,000
Supplies and Postage                               208,000     256,000
Ohio Franchise Tax                                 169,000     151,000
Other Operating Expenses                         1,372,000   1,206,000
----------------------------------------------------------------------
TOTAL OTHER EXPENSES                             5,200,000   5,008,000
----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       2,988,000   2,745,000
----------------------------------------------------------------------
Income Taxes                                     1,008,000     912,000
----------------------------------------------------------------------
NET INCOME                                      $1,980,000  $1,833,000
----------------------------------------------------------------------
----------------------------------------------------------------------
PER SHARE DATA:
----------------------------------------------------------------------
BASIC EARNINGS PER SHARE                           $.48       $.44
----------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                         $.48       $.44
----------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                       $.24       $.22
----------------------------------------------------------------------

Logos for LNBB NASDAQ LISTED, FDIC Insured, Federal Home Loan Bank System, and Equal Housing Lender

Inside cover

(LNB Lenders: Professional, knowledgeable, experienced)
Color photo on right side of page of Lorain National lending team, Ellen Walsh, Denise Kosakowski, Sandra Dubell, Kelly Dunfee, Lee Myers, Ed Klenz, Ken Wayton, John Funderburg, Joel Krueck, Bob Asik and Bruce Diso.

  While many competing banks concentrate their efforts on reaching sales quotas, Lorain National Bank's lenders are busy building lasting relationships with their customers, both new and established. It's an approach that requires a little more effort on our part; but one which enhances our experience in creating shared values, positive results and long-term customer loyalty.
  With more than 175 years of combined lending experience in our market, Lorain National's lending team continues to nurture established relationships while cultivating new ones in an expanding and competitive marketplace.
  You will not find a more knowledgeable, professional group of community bankers like ours anywhere in the area. Our people are dedicated to the success of our customers and to the welfare of our community.
  When you combine those elements, you develop a bond with those in your market that makes us very difficult to compete against.
  Prepared with an array of lending products and services and a reputation as one of northeast Ohio's most successful small business, retail and mortgage lenders, Lorain National continues to open new doors by demonstrating professionalism, knowledge of customer needs and quality service.
  We are already well on our way to meeting our goals for the Year 2000; but more importantly, we are building more new relationships with our area's business owners than ever before. We appreciate your support and look forward to working with you in the coming year.

/s/ Sandi
-----------------------
Sandra L. Dubell
Senior Vice President

(LNBB receives financial services holding company charter)

  In an effort to take advantage of the recently passed Gramm-Leach-Bliley Act, otherwise known as the financial modernization act, LNB Bancorp, Inc. has applied for, and received, one of the first charters as a financial services holding company.
  Like two-thirds of the 144 newly-chartered financial services holding companies whose assets total less than $1 billion, LNB Bancorp, Inc. is taking the necessary steps to optimally prepare itself for future growth opportunities.
  "Thanks to this legislation, LNB Bancorp, Inc. will be permitted to enter new areas of financial service," said Stanley G. Pijor, Chairman of the Board of Directors.
  The Act enables financial services holding companies to engage in business activities previously unavailable to them. Our organization will also be able to offer new products and services as they are developed and approved by regulators.
  "It's an exciting time for financial holding companies, and we saw this as an opportunity to add value to our shareholders' investments in the future," Pijor concluded.

Back Cover:
White background with blue and black lettering

Four column format

(Banking Offices and ATMS)

**ATM service available wherever you see this symbol

  Lorain Banking Offices           Elyria Banking Offices
**Main Office                    **Ely Square Office
  457 Broadway                     124 Middle Avenue
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7185                   (440) 323-4621

**Sixth Street Drive-In Office   **Cleveland Street Office
  200 Sixth Street                 801 Cleveland Street
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7242                   (440) 365-8397

**Cooper-Foster Park             **Lake Avenue Office
  Road Office                      42935 North Ridge Road
  1920 Cooper-Foster Park Road     Elyria Township, Ohio 44035
  Lorain, Ohio 44053               (440) 233-7196
  (440) 282-1252
                                 **Midway Mall Office
**Kansas Avenue Office             6395 Midway Mall Blvd.
  1604 Kansas Avenue               Elyria, Ohio 44035
  Lorain, Ohio 44052               (440) 324-6530
  (440) 288-9151
                                   Village of LaGrange
**Oberlin Avenue Office            Banking Office
  3660 Oberlin Avenue            **Village of LaGrange Office
  Lorain, Ohio 44053               546 North Center Street
  (440) 282-9196                   Village of LaGrange,
                                   Ohio 44050
**Pearl Avenue Office              (440) 355-6734
  2850 Pearl Avenue
  Lorain, Ohio 44055               Oberlin Banking Offices
  (440) 277-1103                 **Kendal at Oberlin Office*
                                   600 Kendal Drive
**West Park Drive Office           Oberlin, Ohio 44074
  2130 West Park Drive             (440) 774-5400
  Lorain, Ohio 44053
  (440) 989-3131                 **Oberlin Office
                                   40 East College Street
  Amherst Banking Office           Oberlin, Ohio 44074
**Amherst Office                   (440) 775-1361
  1175 Cleveland Avenue
  Amherst, Ohio 44001              Olmsted Township
  (440) 988-4423                   Banking Offices
                                 **Olmsted Township Office
  Avon Lake Banking Office         27095 Bagley Road
**Avon Lake Office                 Olmsted Township, Ohio 44138
  240 Miller Road                  (440) 235-4600
  Avon Lake, Ohio 44012
  (440) 933-2186

  The Renaissance Office           Other Offices
  26376 John Road                  Executive Offices
  Olmsted Township, Ohio 44138     457 Broadway
  (440) 427-0041                   Lorain, Ohio 44052
                                   (440) 244-7123
  Vermilion Banking Office
**Vermilion Office                 Branch Administration
  4455 East Liberty Avenue         457 Broadway
  Vermilion, Ohio 44089            Lorain, Ohio 44052
  (440) 967-3124                   (440) 244-7253

  Westlake Banking Offices         Commercial, Consumer
**Crossings of Westlake Ohio       and Mortgage Loans
  30210 Detroit Road               457 Broadway
  Westlake, Ohio 44145             Lorain, Ohio 44052
  (440) 892-9696                   (440) 244-7220
                                   (440) 244-7272
  Westlake Village Office          (440) 244-7216
  28550 Westlake Village Drive
  Westlake, Ohio 44145             Credit Cards
  (440) 808-0229                   2130 West Park Drive
                                   Lorain, Ohio 44053
  ATMS                             (440) 989-3308
**Captain Larry's Marathon
  1317 State Route 60               Customer Service
  Vermilion, Ohio                   2130 West Park Drive
                                    Lorain, Ohio 44053
**Dad's Sunoco                      (440) 989-3348
  7580 Leavitt Road                 (800) 860-1007
  State Route 58
  Amherst, Ohio                     Human Resources
                                    2130 West Park Drive
**Gateway Plaza Convenient          Lorain, Ohio 44053
  3451 Colorado Avenue              (440) 989-3139
  Lorain, Ohio
                                    Operations
                                    2130 West Park Drive
**Lakeland Medical Center           Lorain, Ohio 44053
  3700 Kolbe Road                   (440) 989-3315
  Lorain, Ohio
                                    Purchasing
**Lorain County                     2150 West Park Drive
  Community College                 Lorain, Ohio 44053
  1005 North Abbe Road              (440) 989-3327
  Elyria, Ohio
                                    Investment and Trust Services
**Lowe's Home                       457 Broadway
  Improvement Warehouse             Lorain, Ohio 44052
  620 Midway Boulevard              (440) 244-7226
  Elyria, Ohio
                                    All Other Departments &
**Mobile ATM                        Information Not Listed
  2130 West Park Drive              Telebanker (440) 245-4562
  Lorain, Ohio                      Telebanker (800) 610-9033
                                    Toll Free (800) 860-1007
                                    Lorain (440) 244-6000
                                    Internet
*Access restricted to residents,    www.4LNB.com
 their visitors and employees

                                 LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                   (For the three months ended March 31, 2000)

                            S - K Reference Number (27)




                              Financial Data Schedule