Form 10-Q
period 2000-06-30
LNB BANCORP INC
filed 2000-08-14
CIK 737210

                            Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000

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

Outstanding at July 31, 2000: 4,210,647 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 2000

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Requisition 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                         Number

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            5

      Condensed Consolidated Statements of
        Cash Flows                                           9

      Notes to the Condensed Consolidated Financial
        Statements                                          11

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    17

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                             22

Part II - Other Information

   Item 1 - Legal Proceedings                               23

   Item 2 - Changes in Securities                           23

   Item 3 - Defaults upon Senior Securities                 23

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                23

   Item 5 - Other Information                               23

   Item 6 - Exhibits and Reports on Form 8-K                23

   Signatures                                               23

   Exhibit Index                                            24

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            2000            1999
                                            -------------   -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                      $ 27,094,000    $ 28,023,000
Federal funds sold and short-term
 investments                                    3,036,000       9,320,000
Securities:
 Available for sale, at fair value             77,412,000      75,728,000
 Held to maturity, at cost (fair value
  $42,009,000 and $41,819,000, respectively)   44,785,000      44,642,000
 Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost                            3,046,000      2,949,000
                                            ------------    ------------
Total Securities                              125,243,000     123,319,000
                                             ------------    ------------
Loans:
 Portfolio loans                              429,692,000     409,971,000
 Loans available for sale                       9,730,000       9,545,000
                                             ------------    ------------
Total Loans                                   439,422,000     419,516,000
Reserve for loan losses                        (4,868,000)     (4,667,000)
                                             ------------    ------------
Net loans                                     434,554,000     414,849,000
                                             ------------    ------------
Bank premises and equipment, net               11,274,000      11,253,000
Intangible assets                               4,046,000       4,245,000
Accrued interest receivable                     4,138,000       4,057,000
Other assets                                    4,486,000       4,449,000
Other foreclosed assets                           247,000          96,000
                                             ------------    ------------
TOTAL ASSETS                                 $614,118,000    $599,611,000
                                             ============    ============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                  $ 86,805,000    $ 80,654,000
 Savings and passbook accounts                202,733,000     191,928,000
 Certificates of deposit                      200,004,000     184,249,000
                                             ------------    ------------
Total deposits                                489,542,000     456,831,000
                                             ------------    ------------
Securities sold under repurchase agreements
 and other short-term borrowings               42,378,000      52,122,000
Federal Home Loan Bank advances, short-term     5,360,000      15,000,000
Federal Home Loan Bank advances, long-term     18,985,000      19,345,000
Accrued interest payable                        1,600,000       1,510,000
Accrued taxes, expenses, and
 other liabilities                              3,242,000       3,750,000
                                             ------------    ------------
Total Liabilities                             561,107,000     548,558,000
                                             ------------    ------------
Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000 Shares issued 4,310,447 and
   4,227,161, respectively and Shares
   outstanding 4,210,447 and 4,127,161
   respectively                                 4,228,000       4,227,000
Additional capital                             22,703,000      22,685,000
Retained earnings                              30,155,000      28,057,000
Accumulated other comprehensive (loss)         (1,175,000)     (1,016,000)
Treasury stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                             ------------    ------------
Total Shareholders' Equity                     53,011,000      51,053,000
                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $614,118,000    $599,611,000
                                             ============    ============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2000          1999
INTEREST INCOME                                  ------------------------
Interest and fees on loans:
 Taxable                                         $18,651,000  $16,429,000
 Tax-exempt                                           10,000       16,000
Interest and dividends on securities:
 Taxable                                           3,590,000    3,421,000
 Tax-exempt                                          124,000      108,000
Interest on Federal funds sold and
 short-term investments                               85,000       85,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             22,460,000   20,059,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              1,326,000    1,249,000
Interest on other deposits                         6,096,000    4,920,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          832,000      528,000
Interest on Federal Home Loan Bank advances          679,000      617,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             8,933,000    7,314,000
                                                 -----------  -----------
NET INTEREST INCOME                               13,527,000   12,745,000
Provision for loan losses                            600,000      700,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                   12,927,000   12,045,000
                                                 -----------  -----------
OTHER INCOME:
Investment and Trust Services Division income      1,117,000    1,074,000
Service charges on deposit accounts                1,546,000    1,526,000
Other service charges, exchanges and fees          1,356,000    1,193,000
Other operating income                                26,000      218,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 4,045,000    4,011,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     5,105,000    4,915,000
Net occupancy expense of premises                    758,000      790,000
Furniture and equipment expense                    1,289,000    1,201,000
Amortization of intangible assets                    208,000      210,000
Supplies and postage                                 476,000      509,000
FDIC deposit insurance premium                        47,000       25,000
Ohio franchise tax                                   330,000      293,000
Other operating expenses                           2,527,000    2,363,000
                                                ------------  -----------
TOTAL OTHER EXPENSES                              10,740,000   10,306,000
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                         6,232,000    5,750,000
INCOME TAXES                                       2,132,000    1,954,000
                                                ------------  -----------
NET INCOME                                       $ 4,100,000  $ 3,796,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .97        $ .90
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .97        $ .90
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $ .47        $ .43
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2000         1999
INTEREST INCOME                                  -----------------------
Interest and fees on loans:
 Taxable                                         $ 9,629,000  $ 8,457,000
 Tax-exempt                                            5,000        8,000
Interest and dividends on securities:
 Taxable                                           1,778,000    1,710,000
 Tax-exempt                                           63,000       54,000
Interest on Federal funds sold and
 short-term investments                               46,000       52,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             11,521,000   10,281,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                                714,000      638,000
Interest on other deposits                         3,136,000    2,483,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          396,000      291,000
Interest on Federal Home Loan Bank advances          303,000      327,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             4,549,000    3,739,000
                                                 -----------  -----------
NET INTEREST INCOME                                6,972,000    6,542,000
Provision for loan losses                            300,000      500,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                    6,672,000    6,042,000
                                                 -----------  -----------
OTHER INCOME:
Investment and Trust Services Division income        615,000      604,000
Service charges on deposit accounts                  784,000      849,000
Other services charges, exchanges and fees           701,000      601,000
Other operating income                                12,000      207,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 2,112,000    2,261,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     2,613,000    2,520,000
Net occupancy expense of premises                    372,000      398,000
Furniture and equipment expense                      716,000      593,000
Supplies and postage                                 268,000      253,000
FDIC deposit insurance premium                        23,000       12,000
Ohio franchise tax                                   161,000      142,000
Amortization of intangible assets                    104,000      105,000
Other operating expenses                           1,283,000    1,275,000
                                                ------------ ------------
TOTAL OTHER EXPENSES                               5,540,000    5,298,000
                                                ------------ ------------
INCOME BEFORE INCOME TAXES                         3,244,000    3,005,000
INCOME TAXES                                       1,124,000    1,042,000
                                                ------------ ------------
NET INCOME                                       $ 2,120,000  $ 1,963,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .50       $  .47
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .50       $  .47
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .24       $  .22
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS (UNAUDITED)                        -------------------------
                                                      2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $22,365,000  $19,999,000
 Other income received                             4,083,000    3,943,000
 Interest paid                                    (8,843,000)  (7,145,000)
 Cash paid for salaries and
  employee benefits                               (5,251,000)  (4,707,000)
 Net occupancy expense of premises paid             (598,000)    (589,000)
 Furniture and equipment expenses paid              (428,000)    (418,000)
 Cash paid for supplies and postage                 (476,000)    (509,000)
 Cash paid for other operating expenses           (3,010,000)  (2,466,000)
 Federal income taxes paid                        (2,101,000)  (2,010,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        5,741,000    6,098,000
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                               7,000,000   11,497,000
 Proceeds from maturities of securities
  held to maturity                                   318,000      122,000
 Purchases of securities held to maturity           (701,000)  (6,665,000)
 Purchases of securities available
  for sale                                        (8,858,000)  (9,471,000)
 Net (increase) in loans made to customers       (20,465,000) (41,426,000)
 Purchases of bank premises, equipment
  and software                                    (1,042,000)    (821,000)
 Proceeds from sales of bank premises,
  and equipment                                      (18,000)         -0-
 Purchases of other foreclosed assets                247,000          -0-
 Proceeds from liquidation of other
  foreclosed assets                                   96,000    1,191,000
                                                 -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (23,917,000) (45,573,000)
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits               6,151,000   (3,924,000)
 Net increase in savings and
  passbook deposits                               10,805,000    7,133,000
 Net increase in certificates of deposit          15,755,000   15,994,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                           (9,744,000)  15,383,000
 Proceeds from Federal Home Loan
  Bank advances                                          -0-   12,300,000
 Payment on Federal Home Loan Bank advances       10,000,000          -0-
 Proceeds from exercise of stock options              19,000        2,000
 Dividends paid                                   (2,023,000)  (1,938,000)
                                                 -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       10,963,000   44,950,000
                                                 -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (7,213,000)   5,475,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          37,343,000   32,801,000
                                                 -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $30,130,000  $38,276,000
                                                 ===========  ===========

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                       $ 4,100,000  $ 3,796,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                   1,021,000      984,000
   Amortization of intangible assets                 199,000      211,000
   Amortization of deferred loan fees
    and costs, net                                   135,000     (139,000)
   Provision for loan losses                         600,000      700,000
   (Increase)in accrued interest receivable          (81,000)    (280,000)
   (Increase) in other assets                       (505,000)    (260,000)
   Increase in accrued interest payable               90,000      169,000
   Increase (decrease) in accrued taxes,
    expenses and other liabilities                   (31,000)     827,000
   Others, net                                       213,000       90,000
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 5,741,000  $ 6,098,000
                                                 ===========  ===========

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The Bank) at June 30, 2000, compared to December 31, 1999 and the results of its operations and cash flows for the three and six months ending June 30, 2000 compared to the same period in 1999. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 2000, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 2000 and 1999 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

2.  EARNINGS PER SHARE DATA

Earnings per share is calculated as follows:

                                For the 6 Months ended June 30, 2000
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,100,000
Basic EPS
Income available to
 common stockholders            $4,100,000        4,210,185      $ .97
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            5,974
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $4,100,000        4,216,159      $ .97
                                ==========        =========      =====

                                For the 6 Months ended June 30, 1999
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $3,796,000
Basic EPS
Income available to
 common stockholders            $3,796,000        4,205,142      $ .90
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            8,606
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $3,796,000        4,213,748      $ .90
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2000
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,120,000
Basic EPS
Income available to
 common stockholders            $2,120,000        4,210,292      $ .50
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            4,241
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $2,120,000        4,214,533      $ .50
                                ==========        =========      =====

                                For the 3 Months ended June 30, 1999
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $1,963,000
Basic EPS
Income available to
 common stockholders            $1,963,000        4,205,192      $ .47
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            8,231
                                ----------        ---------
Dilutive EPS
Income available to common
 stockholders + assumed
 conversions                    $1,963,000        4,213,423      $ .47
                                ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the six months ended
June 30, 2000 and 1999 are as follows:

                               For the six months ended June 30,
                                    2000                1999
                               ---------------------------------
Net income                      $4,100,000          $3,796,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(54,000) and $(525,000)         (105,000)         (1,018,000)
                                -----------         -----------
Comprehensive Income            $3,995,000          $2,778,000

The Corporation's comprehensive income for the three months ended June 30, 2000 and 1999 are as follows:

                               For the three months ended June 30,
                                    2000                1999
                               -----------------------------------
Net income                      $2,120,000          $1,963,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(8,000) and $(322,000)           (14,000)           (624,000)
                                -----------         ------------
Comprehensive Income            $2,106,000          $1,339,000

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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first half of 2000. In the first half of 2000, stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Corporation increased $14,507,000 during the first half of 2000, to $614,118,000. This growth was funded by increases in savings deposits, market access accounts, certificates of deposit and repurchase agreements.

Total earning assets increased 2.8% to $567,701,000 at June 30, 2000 from $552,155,000 at December 31, 1999. The ratio of earning assets to total assets increased from 92.1% at December 31, 1999 to 92.4% at June 30, 2000. The loan to deposit ratio has decreased from 91.83% at 1999 year-end to 89.76% at June 30, 2000.

Federal funds sold and other interest bearing investments decreased by $6,284,000 during the first six months of 2000. This decrease is the result of the bank eliminating its excess liquidity which was built up for Y2K purposes.

Total securities increased $1,924,000 ending the first half at $125,243,000. At June 30, 2000 gross unrealized gains (losses) in the investment portfolio were approximately $44,000 and $(4,732,000), respectively. The decrease in the market value of the securities portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

Net loans increased $19,705,000 during the first half to $435,544,000 at June 30, 2000, for a 5% increase. Commercial loan growth was strong accounting for 79% of total loan growth while mortgage and consumer loans accounted for 14% and 6%, respectively, of total loan growth during the six months ended June 30, 2000. This loan increase was supported by a spring/summer home equity loan sale program. This home equity sale program resulted in new loans totaling over $2 million.

The reserve for loan losses ended the quarter at $4,868,000 supported by a provision for loan losses of $600,000, recoveries of $134,000 and loan charge-offs of $533,000. The reserve for loan losses as a percentage of ending loans was 1.11% and 1.11% at December 31, 1999 and June 30, 2000, respectively. Corporate management believes that the reserve for loan losses as a percentage of ending loans at June 30, 2000 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets improved to 557.6% as of June 30, 2000. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at June 30, 2000.

Nonperforming assets at June 30, 2000 totaled $873,000, down from $1,439,000 at March 31, 2000. The second quarter decrease in nonperforming assets of $566,000 resulted from loans being brought current in the amount of $880,000, loans charged-off in the amount of $000,000 liquidations of nonaccrual loans of $208,000 and increases in nonaccrual loans of $276,000.

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

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/00  03/31/00  12/31/99  09/30/99
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $  626   $ 1,439   $ 1,243   $   994
  Restructured                   0         0         0         0
  Other Foreclosed Assets      247         0        96         0
                            ------    ------    ------    ------
Total Nonperforming Assets  $  873   $ 1,439   $ 1,339   $   994
                            ======    ======    ======    ======
Reserve for loan losses
  to total nonperforming
  assets                    557.6%    332.8%    348.5%    413.3%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                   $  437    $  781    $  555    $  505
                            ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At June 30, 2000, potential problem loans totaled $6,078,000, a decrease of $67,000 from the December 31, 1999 balance. The decrease in potential problem loans during 2000 is primarily due to decreases from consumer indirect automobile loans.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 2000 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $100,136,000 and $87,614,000 at June 30, 2000 and December 31,
1999, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second quarter of 2000. Mortgage and commercial construction loan demand increased in the second quarter of 2000 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $32,711,000 during the first half to $489,542,000. Noninterest-bearing deposits increased to $86,805,000, at June 30, 2000 for an increase of $6,131,000, while interest-bearing deposits climbed to $402,737,000 for an increase of $26,560,000.

Federal funds purchased and securities sold under agreements to repurchase decreased $9,744,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of June 30, 2000, short-term security investments with maturities of one year or less totalled $7,978,000, which represented 6.4% of total securities. Adding cash and due from banks of $27,094,000, and Federal Funds sold and other interest bearing instruments of $3,036,000, total liquid assets represented 6.2% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $16,000,000, $25,000,000 and $24,872,000, respectively, with credit available in the amounts of $12,000,000, $6,000,000 and $24,827,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $53,011,000, at June 30, 2000. The increase resulted primarily from $4,100,000 of net income generated from the first half of operations less a cash dividend declared to shareholders of $2,000,000. The increase in interest rates experienced in the first half of 2000 has caused a decrease in the overall market value of available for sale securities which resulted in a decrease in shareholders' equity of $159,000 for the six months ended June 30, 2000. As of June 30, 2000, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 2000 and 1999 follow together with those ratios required for the Corporation to be considered adequately capitalized.
                                                            June 30,
                                                     ---------------------
                                                      2000           1999
                                                     ------         ------
      Tier I capital ratio                           11.75%         11.64%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            12.90%         12.61%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.44%          8.21%
      Required leverage ratio                         3.00%          3.00%

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

RESULTS OF OPERATIONS

Interest and fees on loans for the first half of 2000 increased $2,216,000 when compared to the first half of 1999. Increased loan income resulted from the impact of increases in the loan portfolio of $19,906,000 and by increases in interest rates. Interest and dividends on securities was $3,714,000 for the first half of 2000 for an increase of $185,000 over the same period in 1999. Interest and dividends on securities represented 16.6% of total interest income at June 30, 2000 compared to 17.6% at June 30, 1999. Interest on Federal funds sold and short-term investments was $85,000 at June 30, 2000 and June 30, 1999.

Total interest expense increased by $1,619,000 when compared to the first half of 1999. The interest expense increase was fueled by increases in deposit account interest of $1,253,000 and an increase in interest expense from Federal Home Loan Bank advances of $62,000. Also, total interest expense for the first half of 2000 was impacted by increases in interest rates paid on savings accounts, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the first half of 1999.

Total other income increased by $34,000 when compared to the first half of 1999. This increase resulted from increases in income from fiduciary fees of $43,000, increases in service charges of $20,000, increases in other service charges, and exchanges and fees of $163,000 and decreases in other income of $163,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the six months ended June 30, 2000
was $10,740,000, 4.2% above the first six months of 1999.   This increase
was due primarily to increases in salaries and benefits, and increases in credit card and merchant expenses.

The effective tax rate increased slightly from 34.0% during the first half of 1999 to 34.2% during the first half of 2000. The increase in the effective tax rate is due primarily to the decreases in tax exempt interest income to total interest income. Net income was $4,100,000 and $3,796,000 for the six months ended June 30, 2000 and 1999, respectively. Net income per basic and diluted share was $.97 and $.90 for the six months ended June 30, 2000 and 1999, respectively, after giving effect for a two percent stock dividend payable July 1, 2000.

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

With the Federal Reserve Board's recent announcements to increase the prime lending rate by 25 basis points to 8.75% on February 3, 2000, and increase by 25 basis points to 9.00% on March 22, 2000 and subsequent increase by 50 basis points to 9.50% on May 16, 2000, the Corporation does not anticipate any significant changes in the net interest margin. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 2000.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the six months ended June 30, 2000.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)


Date: August 14, 2000                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman,
                                        Executive Vice President and
                                        Chief Financial Officer



Date: August 14, 2000                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis,
                                         Vice President and
                                         Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                   Exhibit


      (11) Computation of Shares Used for Earnings Per Share Calculations Footnote 2 Earnings Per Share on pages 14-15 of this Form 10Q is incorporated by reference.

      (12) Second Quarter Report to Shareholders of LNB Bancorp, Inc. June 30, 2000 - EDGAR Version

      (27)        Financial Data Schedule

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 2000)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 2000)
                              EDGAR Version



DESCRIPTION:
Three sided pamphlet:

Outside cover: white with picture showing pen on NASDAQ page

Second Quarter Report

LNB Bancorp, Inc.
June 30, 2000


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending June 30, 2000 and June 30, 1999, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Six Months ended June 30, 2000 and June 30, 1999, respectively,

Branch Merchandising: Keeping our customers informed

Directors and Officers of LNB Bancorp, Inc.

Message to Shareholders

  It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its wholly owned subsidiary, The Lorain National Bank, after the first half of 2000. During the first half of 2000, LNB Bancorp, Inc. reached record milestones in earnings, assets, and dividends. We have also achieved growth in deposits, loans, and shareholders' equity.
  We are pleased to announce that earnings have increased 8 percent for the first half of the year, compared to the same period one year ago. Earnings for the first half of 2000 reached $4,100,000, up from $3,796,000 during the first half of 1999. Second quarter's earnings for 2000 surpassed the $2-million mark for the first time for any quarter in the history of LNB Bancorp, Inc. reaching $2,120,000 compared with $1,963,000 for the second quarter of 1999.
  Basic and diluted earnings per share for the first half of 2000 reached $.97, an 8 percent increase over the $.90 amount reported for the first half of 1999. Earnings for the first half of 2000 were higher than a year ago because of higher net interest income and noninterest income, offset in part by slightly higher operating expenses. Increases in net interest income for the first half of 2000 were fueled by strong commercial loan growth.
  Cash dividends declared per share for the first half of 2000 increased
9 percent compared to the first half of 1999. The year to date cash dividends declared per share in 2000 increased by $.04 to $.47 per share, up from $.43 per share in 1999. Second quarter 2000 regular cash dividends surpassed the one-million dollar mark for the first time in the Bancorp's history.
  In addition, we are pleased to announce that a two percent stock dividend was paid to shareholders on July 1, 2000. The stock dividend increased the common stock outstanding of LNB Bancorp, Inc. by 82,562 shares to 4,210,646 shares. Cash was issued in lieu of fractional shares.
  Assets eclipsed the $600 million mark for the first time in the history of the Bancorp climbing 4 percent to $614.1 million, as of June 30, 2000, up $23.6 million from June 30, 1999. Net loans grew by $27.5 million from one year ago to $434.6 million at June 30, 2000 for a 7 percent increase. Commercial loan growth was strong accounting for most of the total loan growth during the twelve months ended June 30, 2000.
  Deposits climbed 6 percent to $489.5 million, up $25.3 million from one year ago. Increases in demand, market access and certificates of deposit accounted for the deposit increase. Lorain National Bank operates 21 retail branches and 28 ATMs in nine local communities.
  Shareholders' equity increased by $3.4 million during the twelve months ended June 30, 2000 for a 7 percent increase. Shareholders equity amounted to $53.0 million or $12.59 per share at June 30, 2000, compared with $49.6 million or $12.04 per share at June 30, 1999. The annualized return on average shareholders' equity rose .33 basis points to 15.86 percent for the first half of 2000 from 15.53 percent for the first half of 1999.
  For our shareholders seeking investor information electronically, our newly-revised investor relations section of our web site can be viewed at www.4LNB.com.
  We appreciate and thank you for your continuing support and look forward to addressing you after the completion of our third quarter of operations.

/s/ Stanley G. Pijor              /s/ Gary C. Smith
 ---------------------            ------------------
 Stanley G. Pijor                 Gary C. Smith
 Chairman of the Board            President and
                                  Chief Executive Officer


NET INCOME Millions of Dollars
(A Net Income graph follows in printed version with net income on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE Dollars*
(A Dividends Per Share graph follows in printed version with dividends per share on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE Dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                                         Basic Earnings
               Net Income          Dividends Per Share     Per Share
  Year     Millions of Dollars            Dollars*          Dollars*

  2000           $4,100                    $ .47             $0.97
  1999           $3,796                    $ .43             $0.90
  1998           $3,432                    $ .39             $0.81
  1997           $3,120                    $ .31             $0.73
  1996           $2,777                    $ .27             $0.66


*Adjusted for stock dividends and splits

Consolidated Balance Sheets

June 30,                                          2000          1999
-------------------------------------------------------------------------
ASSETS:
Cash and Due From Banks                       $ 27,094,000  $ 25,427,000
Federal Funds Sold and Short-term Investments    3,036,000    12,849,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost                     3,046,000     2,256,000
Securities Held to Maturity, at Cost            44,785,000    44,543,000
Securities Available for Sale, at Fair Value    77,412,000    75,061,000
Loans                                          439,422,000   410,843,000
Reserve for Loan Losses                         (4,868,000)   (3,774,000)
------------------------------------------------------------------------
NET LOANS                                      434,554,000   407,069,000
------------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets, (net)                                  15,320,000    15,679,000
Accrued Interest Receivable and
 Other Assets                                    8,871,000     7,586,000
------------------------------------------------------------------------
TOTAL ASSETS                                  $614,118,000  $590,470,000
-------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits                  $ 86,805,000  $ 82,760,000
Interest-Bearing Deposits                      402,737,000   381,417,000
-------------------------------------------------------------------------
TOTAL DEPOSITS                                 489,542,000   464,177,000
-------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings                42,378,000    38,343,000
Federal Home Loan Bank Advances                 24,345,000    34,345,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities                               4,842,000     3,978,000
-------------------------------------------------------------------------
TOTAL LIABILITIES                              561,107,000   540,843,000
-------------------------------------------------------------------------
Preferred Stock                                        -0-           -0-
Common Stock                                     4,228,000     4,223,000
Additional Capital                              22,703,000    22,604,000
Retained Earnings                               30,155,000    26,177,000
Accumulated Other Comprehensive Income(Loss)    (1,175,000)     (477,000)
Treasury Stock at Cost                          (2,900,000)   (2,900,000)
-------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      53,011,000    49,627,000
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $614,118,000  $590,470,000
-------------------------------------------------------------------------

TOTAL ASSETS Millions of Dollars
(A Total Assets graph follows in printed version with total assets on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL DEPOSITS Millions of Dollars
(A Total Deposits graph follows in printed version with total deposits on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholder's Equity graph follows in printed version with total shareholder's equity on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)



                                                       Total Shareholders'
              Total Assets           Total Deposits          Equity
  Year     Millions of Dollars    Millions of Dollars  Millions of Dollars

  2000           $614.1                  $489.5              $53.0
  1999           $590.5                  $464.2              $49.6
  1998           $508.4                  $432.6              $46.7
  1997           $457.0                  $384.5              $43.6
  1996           $424.5                  $357.6              $42.4

Consolidated Statements of Income

Six Months Ended June 30,                           2000         1999
-------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans                       $18,661,000  $16,445,000
Interest and Dividends on Securities:              3,670,000    3,529,000
Interest on Federal Funds Sold and
 Short-term Investments                              129,000       85,000
-------------------------------------------------------------------------
TOTAL INTEREST INCOME                             22,460,000   20,059,000
-------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                               7,422,000    6,169,000
Interest on Securities Sold under Repurchase Agreements
 and Other Short-Term Borrowings                     832,000      528,000
Interest on Federal Home Loan Bank Advances          679,000      617,000
-------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                             8,933,000    7,314,000
-------------------------------------------------------------------------
NET INTEREST INCOME                               13,527,000   12,745,000
Provision for Loan Losses                            600,000      700,000
-------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  12,927,000   12,045,000
-------------------------------------------------------------------------
OTHER INCOME:
Investments and Trust Services Division Income     1,117,000    1,074,000
Fees and Service Charges                           2,902,000    2,719,000
Gains From Sales of Loans,
 Securities, and Buildings                               -0-      158,000
Other Operating Income                                26,000       60,000
-------------------------------------------------------------------------
TOTAL OTHER INCOME                                 4,045,000    4,011,000
-------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                     5,105,000    4,915,000
Net Occupancy Expense of Premises                    758,000      790,000
Furniture and Equipment Expenses                   1,289,000    1,201,000
Supplies and Postage                                 476,000      509,000
Ohio Franchise Tax                                   330,000      293,000
Other Operating Expenses                           2,782,000    2,598,000
-------------------------------------------------------------------------
TOTAL OTHER EXPENSES                              10,740,000   10,306,000
-------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         6,232,000    5,750,000
-------------------------------------------------------------------------
Income Taxes                                       2,132,000    1,954,000
-------------------------------------------------------------------------
NET INCOME                                       $ 4,100,000  $ 3,796,000
-------------------------------------------------------------------------
-------------------------------------------------------------------------
PER SHARE DATA:
-------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                               $ .97        $ .90
-------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                             $ .97        $ .90
-------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                           $ .47        $ .43

-------------------------------------------------------------------------

(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank


Logos NASDAQ Listing, FDIC, Federal Home Loan Bank, Equal Housing Lender

Inside cover

Branch Merchandising: Keeping our customers informed

Top right column color photograph of current advertisement

  Despite the world's fast-paced advances in information technology, today's consumer still remains largely dependent on traditional means of communication. Recognizing that fact, Lorain National Bank recently enhanced its customer communications plan during the second quarter of 2000 by adding "merchandising" messages to all of its full-service bank lobbies.
  Merchandising is not new. In fact, it's arguable that merchandising has been around in some form since the inception of retail sales. If you're not familiar with the term, you're probably familiar with the look - virtually all retail establishments at shopping centers and malls employ merchandising signs and posters to communicate sales events or special pricing.
  While not really new to Lorain National, the size and quantity of merchandising messages has changed dramatically.
  "We have taken this opportunity to add another important layer of communication to our customers while they are in our lobbies," says James
H. Weber, Sr. V.P., Marketing. "It's an important addition to our offices because it adds an unspoken element to our communications mix."
  Lorain National sees branch merchandising as an addition to, not a substitute for dialogue between customers and bank service representatives. The fact is, bank customers spend very little time in bank lobbies when not transacting business. In an effort to capture their attention, entering or exiting the banking office, or while waiting for service, the bank has an opportunity to alert customers of current specials or new products.
  During the third quarter of this year, Lorain National Bank is promoting its relatively new investment vehicle, the Market Access Account. Market Access is a deposit account which features tiered market rates and comes bundled with a free interest-bearing checking account, a Visa Gold credit card and a BetterWay Reserve overdraft line of credit. It's a product designed to offer customers a relatively liquid, high-interest account to park investment or savings dollars.
  Lorain National's merchandising consists of wall signs and cards, teller window signs and free-standing posters adjacent to literature racks. The artwork applied to the merchandising is designed to mesh with the graphic style used on bank literature - which is currently being re-printed with a "family" appearance. The entire merchandising program works in conjunction with advertising media employed outside the bank.
  Currently, Lorain National employs several forms of advertising communication, including an Internet web site (www.4LNB.com), daily and weekly newspapers, outdoor billboards, radio commercials and direct mail. The artwork depicted above in miniature represents a typical branch merchandising element currently in use.

Back Cover:
White background with blue along top of page
Three column format

Directors and Officers of LNB Bancorp, Inc.

Directors:
---------------------------------------------------------
Stanley G. Pijor                    Jeffrey F. Riddell
Chairman of the Board               President and
LNB Bancorp, Inc. and               Chief Executive Officer,
Lorain National Bank                Consumeracq, Inc. and
                                    Consumers Builders Supply Co.
James F. Kidd
Vice Chairman of the Board          Thomas P. Ryan
LNB Bancorp, Inc. and               Executive Vice President
Lorain National Bank                and Secretary/Treasurer
                                    LNB Bancorp, Inc.
Daniel P. Batista                   Executive Vice President
Attorney/Shareholder                and Secretary
Wickens, Herzer, Panza,             Lorain National Bank
Cook & Batista
                                    John W. Schaeffer, M.D.
Robert M. Campana                   President
Managing Director                   North Ohio Heart Center, Inc.
P.C. Campana, Inc.
                                    Gary C. Smith
Terry D. Goode                      President and
Vice President                      Chief Executive Officer
Lorain County Title Company         LNB Bancorp, Inc. and
                                    Lorain National Bank
Wellsley O. Gray
Retired                             Eugene M. Sofranko
                                    President and
James R. Herrick                    Chief Executive Officer
President                           Lorain Glass Company, Inc.
Liberty Auto Group, Inc.
                                    Leo Weingarten
David M. Koethe                     Retired
Retired, former
Chairman of the Board
The Lorain Printing Company

Benjamin G. Norton
Human Resource Consultant
LTI Power Systems


Directors Emeritii of Lorain National Bank:

James L Bardoner           T.L. Smith, M.D.      Paul T. Stack
Retired, Former President  Retired Physician     Retired Manufacturer's
Dorn Industries, Inc.                            Representative

Officers:
---------------------------
Stanley G. Pijor
Chairman of the Board

James F. Kidd
Vice Chairman of the Board

Gary C. Smith
President and
Chief Executive Officer

Thomas P. Ryan
Executive Vice President
and Secretary/Treasurer

Gregory D. Friedman, CPA
Executive Vice President and
Chief Financial Officer

Kevin W. Nelson
Executive Vice President and
Chief Operating Officer

Debra R. Brown
Senior Vice President
Branch Administration

Sandra L. Dubell
Senior Vice President and
Senior Lending Officer

Michael D. Ireland
Senior Vice President and
Senior Operations Officer

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

                                   LNB Bancorp, Inc.

                                 Exhibit to Form 10 - Q

                       (For the six months ended June 30, 2000)

                              S - K Reference Number (27)



                                Financial Data Schedule