Form 10-Q
period 2000-09-30
LNB BANCORP INC
filed 2000-11-14
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2000

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

Outstanding at October 25, 2000: 4,210,847 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2000

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.01-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        11

   Item 2 - Management's Discussion and Analysis          17
            of Financial Condition and Results of
            Operations

   Item 3 - Quantitative and Qualitative Disclosures      23
            About Market Risk

Part II - Other Information

   Item 1 - Legal Proceedings                             24

   Item 2 - Changes in Securities                         24

   Item 3 - Defaults upon Senior Securities               24

   Item 4 - Submission of matters to a Vote of            24
            Security Holders

   Item 5 - Other Information                             24

   Item 6 - Exhibits and Reports on Form 8-K              24

   Signatures                                             24

   Appendix Index                                         25

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            SEPTEMBER 30,  DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS           2000           1999
                                           -------------  -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                    $ 27,897,000   $ 28,023,000
Federal funds sold and short-term investments 3,077,000      9,320,000
Securities:
 Available for sale, at fair value           79,193,000     75,728,000
 Held to maturity, at cost (fair value
  $42,014,000 and $41,819,000, respectively) 44,529,000     44,642,000
 Federal Home Loan Bank and Federal Reserve
  Bank Stock, at cost                         3,098,000      2,949,000
                                           -------------  -------------
Total Securities                            126,820,000    123,319,000
                                           -------------  -------------
Loans:
 Portfolio loans                            440,803,000    409,971,000
 Loans available for sale                     9,174,000      9,545,000
                                           -------------  -------------
Total loans                                 449,977,000    419,516,000
Reserve for loan losses                      (5,184,000)    (4,667,000)
                                           -------------  -------------
Net loans                                   444,793,000    414,849,000
                                           -------------  -------------
Bank premises and equipment, net             11,257,000     11,253,000
Intangible assets                             3,946,000      4,245,000
Accrued interest receivable                   3,934,000      4,057,000
Other assets                                  4,216,000      4,449,000
Other foreclosed assets                          47,000         96,000
                                           -------------  -------------
TOTAL ASSETS                               $625,987,000   $599,611,000
                                           =============  =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                $ 84,426,000   $ 80,654,000
 Savings and passbook accounts              204,377,000    191,928,000
 Certificates of deposit                    211,577,000    184,429,000
                                           -------------  -------------
Total deposits                              500,320,000    456,831,000
                                           -------------  -------------
Securities sold under repurchase agreements
 and other short-term borrowings             33,540,000     52,122,000
Federal Home Loan Bank advances, short-term  13,360,000     15,000,000
Federal Home Loan Bank advances, long-term   18,985,000     19,345,000
Accrued interest payable                      1,722,000      1,510,000
Accrued taxes, expenses and
 other liabilities                            3,416,000      3,750,000
                                           -------------  -------------
Total Liabilities                           571,343,000    548,558,000
                                           -------------  -------------

Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,312,847 and
   4,227,161, respectively and Shares
   outstanding 4,210,847 and 4,127,161,
   respectively                               4,312,000      4,227,000
Additional capital                           24,333,000     22,685,000
Retained earnings                            29,593,000     28,057,000
Accumulated other comprehensive (loss)         (655,000)    (1,016,000)
Treasury Stock at cost, 102,000
 and 100,000 shares, respectively            (2,939,000)    (2,900,000)
                                           -------------  -------------
Total Shareholders' Equity                   54,644,000     51,053,000
                                           -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $625,987,000   $599,611,000
                                           =============  =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME (UNAUDITED)                         -------------------------
                                                   2000         1999
INTEREST INCOME:                               ------------ ------------
Interest and fees on loans:
 Taxable                                        $28,737,000  $25,169,000
 Tax-exempt                                          14,000       20,000
Interest and dividends on securities:
 U.S. Government agencies and corporations        4,827,000    4,018,000
 U.S. Treasury securities                           340,000    1,027,000
 States and political subdivisions                  187,000      162,000
 Other debt and equity securities                   176,000      124,000
Interest on Federal funds sold and other
 interest-bearing instruments                       171,000      250,000
                                               ------------ ------------
TOTAL INTEREST INCOME                            34,452,000   30,770,000
                                               ------------ ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           2,206,000    1,967,000
 Other deposits                                   9,423,000    7,486,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings       1,355,000      870,000
Interest on Federal Home Loan Bank advances         987,000    1,067,000
                                               ------------ ------------
TOTAL INTEREST EXPENSE                           13,971,000   11,390,000
                                               ------------ ------------
NET INTEREST INCOME                              20,481,000   19,380,000
Provision for loan losses                         1,250,000    1,250,000
                                               ------------ ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  19,231,000   18,130,000
                                               ------------ ------------
OTHER INCOME:
Investment and Trust Services Division income     1,704,000    1,587,000
Service charges on deposit accounts               2,353,000    2,175,000
Other service charges, exchanges and fees         2,072,000    2,071,000
Gain on sale of bank premises and equipment             -0-      162,000
Other operating income                               40,000       68,000
                                               ------------ ------------
TOTAL OTHER INCOME                                6,169,000    6,063,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                    7,754,000    7,481,000
Furniture and equipment expenses                  1,697,000    1,627,000
Net occupancy expense of premises                 1,108,000    1,136,000
Supplies and postage                                705,000      727,000
Ohio franchise tax                                  418,000      414,000
Credit card and merchant expenses                   821,000      703,000
Other operating expenses                          3,374,000    3,317,000
                                               ------------ ------------
TOTAL OTHER EXPENSES                             15,877,000   15,405,000
                                               ------------ ------------
INCOME BEFORE INCOME TAXES                        9,523,000    8,788,000
INCOME TAXES                                      3,262,000    3,001,000
                                               ------------ ------------
NET INCOME                                      $ 6,261,000  $ 5,787,000
                                               ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $ 1.49       $ 1.37
                                                    ======       ======
 DILUTED EARNINGS PER SHARE                         $ 1.49       $ 1.37
                                                    ======       ======
 DIVIDENDS DECLARED PER SHARE                       $  .72       $  .66
                                                    ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                   SEPTEMBER 30,
OF INCOME (UNAUDITED)                         --------------------------
                                                 2000           1999
INTEREST INCOME                               ------------  ------------
Interest and fees on loans:
 Taxable                                      $10,086,000   $ 8,740,000
 Tax-Exempt                                         4,000         4,000
Interest and dividends on securities:
 U.S. Government agencies and corporations      1,650,000     1,435,000
 U.S. Treasury securities                          80,000       267,000
 States and political subdivisions                 63,000        54,000
 Other debt and equity securities                  67,000        46,000
Interest on Federal funds sold and other
 interest-bearing instruments                      42,000       165,000
                                              ------------  ------------
TOTAL INTEREST INCOME                          11,992,000    10,711,000
                                              ------------  ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           880,000       718,000
 Other deposits                                 3,327,000     2,566,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings       523,000       342,000
Interest on Federal Home Loan Bank advances       308,000       450,000
                                              ------------  ------------
TOTAL INTEREST EXPENSE                          5,038,000     4,076,000
                                              ------------  ------------
NET INTEREST INCOME                             6,954,000     6,635,000
Provision for loan losses                         650,000       550,000
NET INTEREST INCOME AFTER PROVISION           ------------  ------------
FOR LOAN LOSSES                                 6,304,000     6,085,000
                                              ------------  ------------
OTHER INCOME:
Investment and Trust Services Division income     587,000       513,000
Service charges on deposit accounts               807,000       773,000
Other service charges, exchanges and fees         716,000       754,000
Other operating income                             14,000        12,000
                                              ------------  ------------
TOTAL OTHER INCOME                              2,124,000     2,052,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                  2,649,000     2,566,000
Furniture and equipment expenses                  408,000       426,000
Net occupancy expense of premises                 350,000       346,000
Supplies and postage                              229,000       218,000
Ohio franchise tax                                 88,000       121,000
Credit card and merchant expenses                 288,000       276,000
Other operating expenses                        1,125,000     1,146,000
                                              ------------  ------------
TOTAL OTHER EXPENSES                            5,137,000     5,099,000
                                              ------------  ------------
INCOME BEFORE INCOME TAXES                      3,291,000     3,038,000
INCOME TAXES                                    1,130,000     1,047,000
                                              ------------  ------------
NET INCOME                                    $ 2,161,000   $ 1,991,000
                                              ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                          $  .51       $  .47
                                                   ======       ======
 DILUTED EARNINGS PER SHARE                        $  .51       $  .47
                                                   ======       ======
 DIVIDENDS DECLARED PER SHARE                      $  .25       $  .23
                                                   ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS (UNAUDITED)                     -------------------------
                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:         ------------ ------------
 Interest received                            $34,516,000  $31,063,000
 Other income received                          6,218,000    5,926,000
 Interest paid                                (13,759,000) (11,392,000)
 Cash paid for salaries and
 employee benefits                             (7,557,000)  (7,131,000)
 Net occupancy expense of premises paid          (865,000)    (876,000)
 Furniture and equipment expenses paid           (654,000)    (626,000)
 Cash paid for supplies and postage              (705,000)    (727,000)
 Cash paid for other operating expenses        (4,154,000)  (3,401,000)
 Federal income taxes paid                     (3,227,000)  (2,498,000)
                                              ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES       9,813,000   10,338,000
                                              ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                            8,000,000   19,500,000
 Proceeds from maturities of securities
  held to maturity                                502,000      181,000
 Purchase of securities held to maturity         (753,000)  (7,080,000)
 Purchase of securities available
  for sale                                    (11,126,000) (18,333,000)
 Net (increase) in loans made to customers (31,442,000) (44,266,000) Proceeds from sales of bank premises and
  equipment                                       (18,000)         -0-
 Purchases of bank premises and equipment
  and intangible assets                        (1,290,000)  (1,052,000)
 Proceeds from liquidation of other
  foreclosed assets                               296,000    1,400,000
 Purchases of other foreclosed assets            (247,000)         -0-
                                              ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (36,078,000) (49,650,000)
                                              ------------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and other
  noninterest-bearing deposits                  3,772,000   (6,823,000)
 Net increase in savings and passbook deposits 12,409,000      734,000
 Net increase in certificates of deposit       27,308,000   36,256,000
 Net (decrease) in securities sold under
  repurchase agreements and other
  short-term borrowings                       (18,582,000)    (250,000)
 Proceeds from Federal Home Loan
  Bank advances                                 8,000,000   12,300,000
 Payment on Federal Home Loan advances        (10,000,000)         -0-
 Purchase of Treasury Stock                       (39,000)         -0-
 Proceeds from exercise of stock options           62,000        2,000
 Dividends paid                                (3,034,000)  (2,845,000)
                                              ------------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                    19,896,000   39,374,000
                                              ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (6,369,000)      62,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       37,343,000   32,801,000
                                              ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                      $30,974,000  $32,863,000
                                              ============ ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

NET INCOME                                     $6,261,000    $5,787,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                1,286,000     1,261,000
   Amortization of intangible assets              298,000       316,000
   Amortization of deferred loan fees
    and costs, net                                248,000      (218,000)
   Provision for loan losses                    1,250,000     1,250,000
   (Increase) Decrease in accrued
     interest receivable                          123,000       (16,000)
   (Increase) Decrease in other assets           (213,000)       54,000
   Increase in accrued interest payable           212,000        72,000
   Increase in accrued taxes,
    expenses and other liabilities                 43,000     1,729,000
   Others, net                                    305,000       103,000
                                              ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 9,813,000   $10,338,000
                                              ============  ============



See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated financial statements of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiary, Lorain National Bank (The
Bank), and Charleston Title Agency LLC at September 30, 2000, compared to December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 compared to the same periods in 1999. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiary. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and supporting schedules, and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules and the Corporation's December 31, 1999 Annual Report.

In an effort to take advantage of the recently passed Gramm-Leach-Bliley Act, otherwise known as the financial modernization act, LNB Bancorp, Inc. has applied for, and received, one of the first charters as a financial holding company. The Act enables financial holding companies to engage in business activities previously unavailable to them. The Corporation will also be able to offer new products and services as they are developed and approved by regulators. LNB Bancorp, Inc. has a 49 percent interest in a newly formed company named "Charleston Title Agency LLC". The main function of Charleston Title Agency LLC is to provide real estate settlement services via a title insurance agency. Charleston Title Agency LLC began operations on September 1, 2000. LNB Bancorp, Inc. is currently expanding into additional new areas that have been opened up by the passage of the Financial Modernization Act. We look forward to further reporting to you on these matters in our year end 10K report.

LNB Bancorp, Inc. achieved a significant milestone in its history by the listing of its common stock on the NASDAQ Stock Market in the second quarter of 2000. The NASDAQ listing will provide greater liquidity for our stock while enhancing our visibility in the investment community.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 2000, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2000 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

RESERVE FOR LOAN LOSSES

Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover loan losses inherent in the loan portfolio that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

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

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. EARNINGS PER SHARE

Earnings per share is calculated as follows:

                               For the 9 Months ended September 30, 2000
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,261,000

 Basic EPS
 Income available to
  common shareholders          $6,261,000        4,210,379      $1.49

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            3,960        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,261,000        4,214,339      $1.49
                               ==========        =========      =====

                               For the 9 Months ended September 30, 1999
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $5,787,000

 Basic EPS
 Income available to
  common shareholders          $5,787,000        4,205,171      $1.37

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            8,380        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $5,787,000        4,213,551      $1.37
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2000
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,161,000

 Basic EPS
 Income available to
  common shareholders          $2,161,000        4,210,762      $ .51

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            2,822        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,161,000        4,214,224      $ .51
                               ==========        =========      =====

                             For the 3 Months ended September 30, 1999
                                Income         Shares        Per-Share
                              (Numerator)    (Denominator)    Amount

 Net Income                    $1,991,000

 Basic EPS
 Income available to
  common shareholders          $1,991,000        4,205,231      $ .47

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            7,922        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $1,991,000        4,213,153      $ .47
                               ==========        =========      =====
3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the nine months ended
September 30, 2000 and 1999 are as follows:

                               For the nine months ended September 30,
                                    2000                1999
                               --------------------------------
Net income                      $6,261,000          $5,787,000
Other comprehensive income(loss):
 Unrealized gain (loss) on
 securities available for sale,
 net of tax (benefit) of
 ($186,000) and ($324,000)         361,000            (629,000)
                                -----------         -----------
Comprehensive Income            $6,622,000          $5,158,000

The Corporation's comprehensive income for the three months ended
September 30, 2000 and 1999 are as follows:

                               For the three months ended September 30
                                    2000                1999
                               ------------------------------------
Net income                     $2,161,000          $1,991,000
Other comprehensive income(loss):
 Unrealized gain (loss) on
 securities available for sale,
 net of tax (benefit) of
 $268,000 and ($78,000)           520,000            (152,000)
                               -----------         -----------
Comprehensive Income           $2,681,000          $1,839,000

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

FINANCIAL CONDITION

Total assets of the Corporation increased $26,376,000 during the first nine months in 2000, to $625,987,000. This growth was funded by increases in demand deposits, Market Access and certificates of deposit.

Total earning assets increased 5.0% to $579,874,000 at September 30, 2000 from December 31, 1999. The ratio of earning assets to total assets increased from 92.1% at December 31, 1999 to 92.6% at September 30, 2000. The loan to deposit ratio has increased from 87.04% at 1999 year-end to 89.94% at September 30, 2000.

Federal funds sold and short-term investments decreased by $6,243,000 during the first nine months of 2000. This decrease is the result of the bank eliminating its excess liquidity which was built up for Y2K purposes at 1999 year end.

Total securities increased $3,501,000 ending the third quarter at $126,820,000. At September 30, 2000 gross unrealized gains (losses)in the investment securities portfolio were approximately $94,000 and ($3,246,000), respectively. The decrease in the market value of the securities portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of debt issuers.

Net loans grew by $29,944,000 during the first nine months to $444,793,000 at September 30, 2000 for a 7.2% growth rate. Commercial loan growth was strong accounting for almost all of total loan growth during the nine months ended September 30, 2000. Loan increase was supported by spring and summer home equity loan sale programs which resulted in new loans totaling over $2 million.

The reserve for loan losses ended the quarter at $5,184,000. Activity for the nine months ended September 30, 2000 included provision for loan losses of $1,250,000, recoveries of $162,000 and loan charge-offs of $895,000. The reserve for loan losses as a percentage of ending loans increased .04% from 1.11% at December 31, 1999 to 1.15% at September 30, 2000. Corporate management believes that the reserve for loan losses as a percentage of ending loans at September 30, 2000 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained at an adequate level even though it decreased to 296.4% at September 30, 2000. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at September 30, 2000.

The level of nonperforming assets increased by $410,000 during the first nine months of 2000. This increase is the result of an increase in non-accrual loans of $459,000 offset by a decrease in other foreclosed assets in the amount of $49,000. The decrease in other foreclosed assets results from the liquidation of assets. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $1,114,000 which have been paid off and brought current, loans charged-off in the amount of $279,000, liquidation of non-accrual loans of $610,000 and increases in nonaccrual principal balances of $2,462,000. The increase in nonaccrual loans in the first nine months of 2000 was due primarily to sixteen commercial loan customers, five mortgage loan customers and several personal loans, particularly in the indirect automobile loan category. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

Nonperforming assets at September 30, 2000 totaled $1,749,000, up from $873,000 at June 30, 2000. The third quarter increase in nonperforming assets of $1,236,000 resulted from loans being brought current in the amount of $7,000, loans charged-off in the amount of $109,000, liquidation of non-accrual loans of $310,000, decreases in other foreclosed assets of $200,000 and increases in nonaccrual loans of $1,502,000. The increase in nonaccrual loans in the third quarter of 2000 was due primarily to seven commercial loan customers, five mortgage loan customers and twenty seven consumer loan customers.

The level of nonperforming assets at September 30, 2000 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands             09/30/00  06/30/00  03/31/00  12/31/99
                                 --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual loans                $1,702    $  626    $1,439    $1,243
  Restructured loans                   0         0         0         0
  Other Foreclosed Assets             47       247         0        96
                                 --------  --------  --------  --------
Total Nonperforming Assets        $1,749    $  873    $1,439    $1,339
                                 ========  ========  ========  ========
Reserve for possible
  loan losses to total
  nonperforming assets             296.4%    557.6%    332.8%    348.5%
                                 ========  ========  ========  ========
Accruing loans past due 90 days   $  197    $  437    $  781    $  555
                                 ========  ========  ========  ========

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 2000, potential problem loans totaled $4,241,000, a decrease of $107,000 from the December 31, 1999 balance of $4,348,000.

LNB Bancorp, Inc. changed its policy on the timing of placing mortgage loans on non-accrual status during the third quarter of 2000. The policy changed from placing loans on non-accrual status based upon individual credit review to automatically placing loans on non-accrual status once they are 90 days past due. The sum of potential problem loans, accruing loans past 90 days and non-accrual loans has remained relatively constant at $6,078,000 and $6,140,000 on June 30, 2000 and September 30, 2000, respectively. The change during the third quarter of 2000 in the components of the watch list: potential problem loans, accruing loans past due 90 days and non-accrual loans has occurred as a result of the change in the mortgage loan policy as mentioned above.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 2000, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $112,872,000 and $87,614,000 at September 30, 2000 and December 31,1999, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second and third quarters of 2000. Mortgage and commercial construction loan demand increased in the second and third quarters of 2000 as seasonal weather conditions improved and the construction season moved forward. Consumer loan demand leveled off in the first, second and third quarters of 2000.

Total deposits increased $43,489,000 during the first nine months to $500,320,000. Noninterest-bearing deposits increased to $84,426,000, at September 30, 2000 for an increase of $3,772,000, while interest-bearing deposits climbed to $415,954,000 for an increase of $39,597,000.
Federal funds purchased and securities sold under agreements to repurchase decreased $18,582,000 during the first nine months of 2000 due to increases in deposit balances. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments. Federal Home Loan Bank (FHLB) advances decreased to $32,345,000 at September 30, 2000, down $2,000,000 from 1999 year end.

LIQUIDITY

Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demand of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold.
The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 2000, short-term security investments with maturities of one year or less totalled $11,830,000 which represented 9.3% of total securities. Adding cash and due from banks of $27,897,000 and Federal funds sold and short-term investments of $3,077,000, total liquid assets represented 6.8% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, Federal Home Loan Bank, and the Federal Reserve Bank of Cleveland in the amounts of $18,000,000, $30,000,000 and $25,621,000, respectively, with credit available in the amounts of $4,000,000. $22,000,000 and $25,621,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position.
Total shareholders' equity reached an all time high of $54,644,000, at September 30, 2000, an increase of $3,591,000, or 7% from one year ago. The increase resulted primarily from $6,261,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $3,054,000. The increase in interest rates experienced in the first three quarters of 2000 has caused a decrease in the market value of available for sale securities which resulted in a decrease in shareholders' equity within accumulated other comprehensive income of $361,000 for the nine months ended September 30, 2000. As of September 30, 2000, the LNB Bancorp, Inc. held 102,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 97,996 of these shares in 1997, 2,004 shares in 1998, and 2,000 shares in 2000 for a total cost of $2,939,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a
well-capitalized financial institution for all periods presented.   The
Corporation's capital and leverage ratios as of September 30, 2000 and 1999 follow together with those ratios required for the Corporation to be considered adequately capitalized .
                        September 30    Minimum Required    Minimum
                      ----------------- To Be Well          Required
                       2000       1999  Capitalized         Capital
                      ------     ------ ----------------   ----------
 Total capital ratio  12.98%     12.81%      10.00%           8.00%
 Tier I capital ratio 11.79%     11.77%       6.00%           4.00%
 Leverage ratio        8.57%      8.26%       5.00%           4.00%

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

RESULTS OF OPERATIONS

Interest and fees on loans was $28,751,000 for the first nine months of 2000 for an increase of $3,562,000 when compared to the first nine months of 1999. Increased loan income resulted from net increases in the loan portfolio of $30,461,000 and increases in interest rates.
Interest and dividends on securities was $5,530,000 for the first nine months of 2000 for an increase of $199,000 over the same period in 1999. Increased security income results from increase in the volume of securities and from increases in yields on those securities. Interest and dividends on securities represented 16.1% of total interest income at September 30, 2000 compared to 17.3% at September 30, 1999. Interest on Federal funds sold and short-term investments was $171,000 at September 30, 2000 compared to $250,000 at September 30, 1999. The decrease resulted from decreases in the average balances invested in these forms of financial instruments net of increases in interest rates.

Total interest expense increased by $2,581,000 when compared to the first nine months of 1999. The interest expense increase was fueled by an increase in interest expense on deposits of $2,176,000 and repurchase agreement interest of $485,000, offset by decreases in Federal Home Loan Bank advances of $80,000. Also, total interest expense for the first nine months of 2000 was impacted by a net increase in deposits of $43,489,000, and by increases in interest rates paid on savings, Market Access and certificate of deposit accounts when compared to the first nine months of 1999.

Total other income increased by $106,000 when compared to the first nine months of 1999. This increase resulted from increases in income from investment and trust services fees of $117,000, increases in service charges of $178,000 and increases in other charges, exchanges and fees of $1,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges plus increases in the volume of accounts. The Corporation reported a non-recurring gain on sale of a building in the second quarter of 1999 of $162,000. Other operating income decreased by $28,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the nine months ended September 30, 2000 was $15,877,000, 3.1% above the first nine months of 1999. This increase was due primarily to increases in salaries and benefits, furniture and equipment expense and increases in credit card and merchant expenses.

The effective tax rate remained constant at 34.2% during the first nine months of 2000 and 1999. Net income was $6,261,000 and $5,787,000 for the nine months ended September 30, 2000 and 1999, respectively. Net income per basic and diluted share was $1.49 and $1.37 for the nine months ended September 2000 and 1999, respectively.

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

LNB BANCORP, INC. SHAREHOLDERS' RIGHTS

On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. approved a shareholder rights plan. The rights plan provides to record owners of common shares at the close of business on November 6, 2000, a dividend distribution of rights to purchase shares of a new series of voting preferred stock ("rights"). The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in the Corporation, other in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board to redeem the rights, allows shareholders, other that the acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation's Common Shares, at 50% of market value. This dramatically dilutes the acquirer's ownership level and voting power and makes it prohibitively expensive for the acquirer to complete its acquisition of the Corporation. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 24, 2000, between LNB Bancorp, Inc. and Registrar and Transfer Corporation, as Rights Agent, as filed with the Securities and Exchange Commission on November 6, 2000.

GRAMM-LEACH-BLILEY ACT OF 1999

In February of 2000, the Corporation filed an application with the Federal Reserve Bank of Cleveland to be regulated as a financial holding company. In March of 2000, LNB Bancorp, Inc. received approval to operate as a financial holding company. The Corporation is strategically reviewing its new business opportunities under the Gramm-Leach-Bliley Act. LNB Bancorp, Inc. is currently expanding into new areas that have been opened up by the passage of the Financial Modernization Act. We look forward to further reporting to you regarding these matters in our year end 10K report.

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

With the Federal Reserve Board's recent announcements to increase the prime lending rate by 25 basis points to 8.75% on February 3, 2000, and its subsequent increase by 25 basis points to 9.00% on March 22, 2000, and subsequent increase by 50 basis points to 9.50% on May 16, 2000, the Corporation does not anticipate any significant changes in the net interest margin. However, the Corporation does anticipate a slight compression in net interest margin in the 4th quarter of 2000 with increases in interest expense due to the repricing of certificates of deposit at higher rates. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings
     None

ITEM 2  - Changes in Securities
     None

ITEM 3  - Defaults Upon Senior Securities
     None

ITEM 4  - Submission of Matters to a Vote of Security Holders
     None

ITEM 5  - Other Information
     None

ITEM 6  - Exhibits and Reports on Form 8-K:

     (a) Exhibit (3)(a) - LNB Bancorp, Inc. - Second Amended Articles of Incorporation of LNB Bancorp, Inc.

     (b) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

     (c) Exhibit (13) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 2000 - EDGAR Version.

     (d)  Exhibit (27) - Financial Data Schedule.

     (e)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the nine months ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 13, 2000                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President and
                                        Chief Financial Officer

Date: November 13, 2000                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number

    (3)    (a)LNB Bancorp, Inc., - Second Amended Articles of
            Incorporation of LNB Bancorp, Inc.

    (11)    Computation of Shares Used for Earnings Per Share
            Calculations Footnote 2 Earnings Per Share on pages 12-13 of this Form 10Q is incorporated by reference.

    (13)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 2000 - EDGAR Version.

    (27)    Financial Data Schedule.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 1999)

                           S - K Reference Number (13)





                     Third Quarter Report to Shareholders of
                  LNB Bancorp, Inc. (dated September 30, 2000)
                                 EDGAR Version




DESCRIPTION:
Three sided pamphlet:

Outside cover: white with picture showing pen on NASDAQ page

Third Quarter Report

LNB Bancorp, Inc.
September 30, 2000


Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending September 30, 2000 and September 30, 1999, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Nine Months ended September 30, 2000 and September 30, 1999, respectively, Executive Officers: Keeping LNBB in pace with the future
Banking Offices and ATMS

Message to Our Shareholders

It's a pleasure to report that we are well on our way to another successful year of operations at LNB Bancorp, Inc. and its wholly owned subsidiary, The Lorain National Bank. As of September 30, 2000, we have achieved significant growth in earnings, dividends, assets, loans, deposits and shareholders' equity.

We are pleased to announce that earnings increased 8.2% in the first nine months of 2000 compared with the same period one year ago. Earnings for the first nine months of 2000 reached $6,261,000, up from $5,787,000 during the first nine months of 1999. Third quarter's earnings for 2000 significantly passed the $2-million mark for the second consecutive quarter in the history of LNB Bancorp, Inc. Earnings for the third quarter of 2000 were $2,161,000 compared with $1,991,000 for the third quarter of 1999.

Basic earnings per share for the first nine months of 2000 reached $1.49, an 8.8% increase over the $1.37 per basic share reported for the same period in 1999. Earnings thus far in 2000 were higher than a year ago because of higher net interest income and other noninterest income, offset in part by higher operating expenses. Increases in net interest income for the nine months were fueled by strong loan growth.

Cash dividends declared per share for the first nine months of 2000 increased 9% compared with the same period last year. The year-to-date cash dividends declared per share in 2000 increased by $.06 to $.72 per share, up from $.66 per share in 1999. Third quarter 2000 cash dividends declared surpassed the $1-million mark for the second consecutive quarter in the Bancorp's history. In addition to cash dividends, a 2% stock dividend was paid to shareholders on July 1, 2000.

Asset growth remained solid. Total assets increased 6.6% to $626.0 million at September 30, 2000, up $38.5 million from September 30, 1999. Net loans grew by $35.4 million from one year ago to $444.8 million at September 30, 2000, for an 8.7% increase. Commercial loan growth was strong accounting for almost all of the loan growth during the 12 months ended September 30, 2000.

Total deposits increased 5.3% to $500.3 million, up $25.2 million from one year ago. Increases in demand, Market Access and certificates of deposit accounted for most of the deposit increase. Lorain National Bank operates 21 retail branches and 28 Atms in nine local communities.

Total shareholders' equity increased by $4.1 million during the 12 months ended September 30, 2000, for an 8.2% increase. Total shareholders' equity amounted to $54.6 million or $12.98 per share at September 30, 2000 compared with $50.5 million or $12.26 per share at September 30, 1999. The annualized return on average shareholders' equity rose to 15.86% for the nine months ended September 30, 2000, up from 15.58% return for the same period one-year ago.

The Bancorp is currently expanding into new areas that have been opened up by the passage of the Financial Modernization Act. We look forward to further reporting to you regarding these matters in our 2000 Annual Report. We appreciate and thank you for your continuing support and look forward to addressing you after the completion of another successful year of operations.

Sincerely,

 /s/ Stanley G. Pijor   /s/ Gary C. Smith
 ---------------------  ------------------------
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



                                        Dividends       Basic Earnings
                Net Income              Per Share          Per Share
  Year     Millions of Dollars           Dollars*           Dollars*

  2000          $6,261                    $ .72            $1.49
  1999          $5,782                    $ .66            $1.37
  1998          $5,258                    $ .60            $1.25
  1997          $4,780                    $ .48            $1.32
  1996          $4,280                    $ .42            $1.00




*Adjusted for stock dividends and splits

Consolidated Balance Sheets

September 30                                    2000             1999
------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                    $ 27,897,000    $ 19,937,000
Federal Funds Sold and Short-Term Investments 3,077,000      12,926,000
Federal Home Loan Bank and Federal Reserve
 Bank Stock, at Cost                          3,098,000       2,670,000
Securities Held to Maturity, at Cost         44,529,000      44,415,000
Securities Available for Sale, at Fair Value 79,193,000      75,756,000
Loans                                       449,977,000     413,544,000
Reserve for Loan Losses                      (5,184,000)     (4,108,000)
------------------------------------------------------------------------
NET LOANS                                    444,793,000     409,436,000
------------------------------------------------------------------------
Premises, Equipment and Intangible
 Assets, (net)                               15,203,000      15,146,000
Accrued Interest Receivable and
 Other Assets                                 8,197,000       7,250,000
------------------------------------------------------------------------
TOTAL ASSETS                               $625,987,000    $587,536,000
------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits               $ 84,426,000    $ 79,861,000
Interest-Bearing Deposits                   415,894,000     395,280,000
------------------------------------------------------------------------
TOTAL DEPOSITS                              500,320,000     475,141,000
------------------------------------------------------------------------
Securities Sold under Repurchase Agreements
  and Other Short-Term Borrowings            33,540,000      22,710,000
Federal Home Loan Bank Advances              32,345,000      34,345,000
Accrued Interest, Taxes, Expenses and
  Other Liabilities                           5,138,000       4,809,000
------------------------------------------------------------------------
TOTAL LIABILITIES                           571,343,000     537,005,000
------------------------------------------------------------------------
Preferred Stock                                     -0-             -0-
Common Stock                                  4,312,000       4,223,000
Additional Capital                           24,333,000      22,604,000
Retained Earnings                            29,593,000      27,233,000
Accumulated Other Comprehensive (Loss)         (655,000)       (629,000)
Treasury Stock, at Cost                      (2,939,000)     (2,900,000)
------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                   54,644,000      50,531,000
------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $625,987,000    $587,536,000
------------------------------------------------------------------------

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

TOTAL DEPOSITS millions of dollars
(A Total Deposits graph follows in printed version with earnings per share on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                              Total Shareholders
             Total Assets           Equity           Total Deposits
  Year   Millions of Dollars  Millions of Dollars  Millions of Dollars

  2000       $626.0                 $ 54.6             $500.3
  1999       $587.5                 $ 50.5             $475.1
  1998       $523.6                 $ 48.2             $433.3
  1997       $496.8                 $ 44.4             $422.1
  1996       $433.6                 $ 43.3             $360.5

Consolidated Statements of Income
Nine Months Ended September 30,                  2000          1999
-----------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans                   $28,751,000    $25,189,000
Interest and Dividends on Securities           5,530,000      5,331,000
Interest on Federal Funds Sold and
 Short-term Investments                          171,000        250,000
------------------------------------------------------------------------
TOTAL INTEREST INCOME                         34,452,000     30,770,000
------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on Deposits                          11,629,000      9,453,000
Interest on Securities Sold Under Repurchase
 Agreements and Other Short-term Borrowings    1,355,000        870,000
Interest on Federal Home Loan Bank Advances      987,000      1,067,000
------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                        13,971,000     11,390,000
------------------------------------------------------------------------
NET INTEREST INCOME                           20,481,000     19,380,000
Provision for Loan Losses                      1,250,000      1,250,000
------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                              19,231,000     18,130,000
------------------------------------------------------------------------
OTHER INCOME:
Investment and Trust Services Division Income  1,704,000      1,587,000
Fees and Service Charges                       4,425,000      4,246,000
Gains From Sales of Loans,
 Securities, and Buildings                           -0-        158,000
Other Operating Income                            40,000         72,000
------------------------------------------------------------------------
TOTAL OTHER INCOME                             6,169,000      6,063,000
------------------------------------------------------------------------
OTHER EXPENSES:
Salaries and Employee Benefits                 7,754,000      7,481,000
Net Occupancy Expense of Premises              1,108,000      1,136,000
Furniture and Equipment Expenses               1,697,000      1,627,000
Supplies and Postage                             705,000        727,000
Ohio Franchise Tax                               418,000        414,000
Other Operating Expenses                       4,195,000      4,020,000
------------------------------------------------------------------------
TOTAL OTHER EXPENSES                          15,877,000     15,405,000
------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     9,523,000      8,788,000
------------------------------------------------------------------------
Income Taxes                                   3,262,000      3,001,000
------------------------------------------------------------------------
NET INCOME                                    $6,261,000     $5,787,000
------------------------------------------------------------------------
------------------------------------------------------------------------
PER SHARE DATA:
------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                          $ 1.49       $ 1.37
------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE                        $ 1.49       $ 1.37
------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                      $  .72       $  .66
========================================================================


(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank


Logos LNBB NASDAQ Listed, FDIC Insured, Federal Home Loan Bank System, Equal Housing Lender

Executive Officers: Keeping LNBB in pace with the future

As leaders of one of Ohio's rapidly-emerging financial holding companies, the executive management team of LNB Bancorp, Inc. is focusing its efforts on controlled growth of the organization. Now the parent company of two subsidiaries: The Lorain National Bank and the Charleston Insurance Agency, LNB Bancorp, Inc. is quickly taking advantage of new opportunities to diversify under the provisions of the Gramm-Leach-Bliley Act, popularly known as the Financial Modernization Act.

In support of president and chief executive officer, Gary C. Smith, executive vice presidents Kevin W. Nelson, Thomas P. Ryan and Gregory D. Friedman, are optimistic about the organization's growth as it enters the new millennium.

Color photo on left side of page of Kevin W. Nelson

Kevin W. Nelson, Executive V.P., Chief Operating Officer

In his first year of service to the organization as chief operating officer, Mr. Nelson is a 14-year banking veteran who oversees the daily function of the bank. He joined Lorain National in the first quarter, after most recently serving as President of the Dayton division of First National Bank of Zanesville, a subsidiary of BankFirst Ohio Corporation.

He and his wife Lisa reside in Avon Lake.

Color photo on left side of page of Thomas P. Ryan

Thomas P. Ryan, Executive V.P., Secretary/Treasurer

Mr. Ryan, an LNBB board member, is a 39-year veteran of Lorain National Bank, and serves as LNB Bancorp's shareholder relations officer. The bank's Investment Management and Trust Services division also reports to him.

During Mr. Ryan's tenure, he has served in branch management and marketing and was most recently appointed president and chief executive officer of LNBB's newly-formed Charleston Insurance Agency, Inc.
subsidiary. The agency can offer non-traditional investment and insurance products, such as annuities, mutual funds and life insurance.

Tom and his wife Carole reside in Vermilion.

Color photo on left side of page of Gregory D. Friedman

Gregory D. Friedman, Executive V.P., Chief Financial Officer, CPA

Mr. Friedman has served as a financial accountant for the past 30 years, including the past 15 years with LNB Bancorp, Inc. and Lorain National Bank. A veteran of the U.S. Navy and a former senior manager at Peat, Marwick, Mitchell & Co. (now KPMG LLP) and Mellon Financial Services, Inc., Mr. Friedman oversees the daily financial management of the organization.

Mr. Friedman also serves as vice president and treasurer of the Charleston Insurance Agency, Inc. and is an executive trustee and treasurer of the Cleveland Zoological Society.

He and his wife Sharon and their two sons reside in Westlake.

Back Cover:
White background with blue and black lettering, four column format

Banking Offices and ATMS

ATM service available wherever you see this symbol **

  Lorain Banking Offices           Elyria Banking Offices
**Main Office                    **Ely Square Office
  457 Broadway                     124 Middle Avenue
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7185                   (440) 323-4621

**Sixth Street Drive-In Office   **Cleveland Street Office
  200 Sixth Street                 801 Cleveland Street
  Lorain, Ohio 44052               Elyria, Ohio 44035
  (440) 244-7242                   (440) 365-8397

**Cooper-Foster Park             **Lake Avenue Office
  Road Office                      42935 North Ridge Road
  1920 Cooper-Foster               Elyria Township,
  Park Road                        Ohio 44035
  Lorain, Ohio 44053               (440) 233-7196
  (440) 282-1252
                                 **Midway Mall Office
**Kansas Avenue Office             6395 Midway Mall Blvd.
  1604 Kansas Avenue               Elyria, Ohio 44035
  Lorain, Ohio 44052               (440) 324-6530
  (440) 288-9151
                                   Village of LaGrange
**Oberlin Avenue Office               Banking Office
  3660 Oberlin Avenue            **Village of LaGrange Office
  Lorain, Ohio 44053               546 North Center Street
  (440) 282-9196                   Village of LaGrange
                                   Ohio 44050
**Pearl Avenue Office              (440) 355-6734
  2850 Pearl Avenue
  Lorain, Ohio 44055               Oberlin Banking Offices
  (440) 277-1103                 **Kendal at Oberlin Office*
                                   600 Kendal Drive
**West Park Drive Office           Oberlin, Ohio 44074
  2130 West Park Drive             (440) 774-5400
  Lorain, Ohio 44053
  (440) 989-3131                 **Oberlin Office
                                   40 East College Street
  Amherst Banking Office           Oberlin, Ohio 44074
**Amherst Office                   (440) 775-1361
  1175 Cleveland Avenue
  Amherst, Ohio 44001              Olmsted Township
  (440) 988-4423                      Banking Offices
                                 **Olmsted Township Office
  Avon Lake Banking Office         27095 Bagley Road
**Avon Lake Office                 Olmsted Township,
  240 Miller Road                  Ohio 44138
  Avon Lake, Ohio 44012            (440) 235-4600
  (440) 933-2186

  The Renaissance Office         **Oberlin IGA Foodliner
  26376 John Road                  331 East Lorain
  Olmsted Township, Ohio 44138     Oberlin, Ohio
  (440) 427-0041
                                   Other Offices
  Vermilion Banking Office         Executive Offices
**Vermilion Office                 457 Broadway
  4455 East Liberty Avenue         Lorain, Ohio 44052
  Vermilion, Ohio 44089            (440) 244-7123
  (440) 967-3124
                                   Branch Administration
  Westlake Banking Offices         457 Broadway
**Crossings of                     Lorain, Ohio 44052
  Westlake Office                  (440) 244-7253
  30210 Detroit Road
  Westlake, Ohio 44145             Commercial, Consumer
  (440) 892-9696                   and Mortgage Loans
                                   457 Broadway
  Westlake Village Office          Lorain, Ohio 44052
  28550 Westlake                   (440) 244-7220
  Village Drive                    (440) 244-7272
  Westlake, Ohio 44145             (440) 244-7216
  (440) 808-0229
                                   Credit Cards
  ATMs                             2130 West Park Drive
**Captain Larry's Marathon         Lorain, Ohio 44053
  1317 State Route 60              (440) 989-3348
  Vermilion, Ohio
                                   Customer Service
**Dad's Sunoco                     2130 West Park Drive
  7580 Leavitt Road                Lorain, Ohio 44053
  State Route 58                   (440) 989-3348
  Amherst, Ohio                    (800) 860-1007

**Fligner's Supermarket            Human Resources
  1846 Broadway                    2130 West Park Drive
  Lorain, Ohio                     Lorain, Ohio 44053
                                   (440) 989-3139
**Gateway Plaza
  3451 Colorado Avenue             Operations
  Lorain, Ohio                     2130 West Park Drive
                                   Lorain, Ohio 44053
**Lakeland Medical Center          (440) 989-3315
  3700 Kolbe Road
  Lorain, Ohio                     Purchasing
                                   2150 West Park Drive
**Lorain County                    Lorain, Ohio 44053
  Community College                (440) 989-3327
  1005 North Abbe Road
  Elyria, Ohio                     Investments and Trust Services
                                   457 Broadway
**Lowe'a Home                      Lorain, Ohio 44052
  Improvement Warehouse            (440) 244-7226
  620 Midway Boulevard
  Elyria, Ohio

All Other Departments &
 Information Not Listed
Telebanker (440) 245-4562
Telebanker (800) 610-9033
Toll Free (800) 860-1007
Lorain (440) 244-6000

Internet
www.4LNB.com

*Access restricted to residents,
their visitors and employees


(LOGO) LNB
       Bancorp, Inc.
       and its subsidiary Lorain National Bank

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 2000)

                           S - K Reference Number (3a)



                    LNB Bancorp, Inc., - Second Amended Articles
                       Of Incorporation of LNB Bancorp, Inc.

                               Exhibit A

                  SECOND AMENDED ARTICLES OF INCORPORATION
                                   OF
                           LNB BANCORP, INC.


      These Second Amended Articles of Incorporation (the "Articles") of LNB Bancorp, Inc. ("Corporation") hereby supersede Corporation's existing Amended Articles of Incorporation and shall read as follows:

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

      FOURTH. The number of shares (collectively, the "Shares") which Corporation is authorized to have outstanding is 16,000,000 Shares consisting of: (i) 15,000,000 of common Shares, One Dollar ($1.00) par value (the "Common Shares"); and (ii) 1,000,000 of voting preferred Shares, no par value (the "Voting Preferred Shares") as follows:

      A.    Common Shares:

            The holders of the Common Shares are entitled at all times to one (1) vote for each Share and to such dividends as the Board of Directors (herein called the "Board") may in its discretion periodically declare, subject, however, to the voting and dividend rights of the holders of the Voting Preferred Shares. In the event of any liquidation, dissolution or winding up of Corporation, the remaining assets of Corporation after the payment of all debts and necessary expenses shall be distributed among the holders of the Common Shares pro rata in accordance with their respective Share holdings, subject, however, to the rights of the holders of the Voting Preferred Shares then outstanding. The Common Shares are subject to all of the terms and provisions of the Voting Preferred Shares as established by the Board in accordance with this Article FOURTH.

      B.    Voting Preferred Shares:

            The Board is hereby expressly authorized in its discretion to adopt amendments to the Articles to provide for the issuance of one
(1) or more series of Voting Preferred Shares; to establish periodically the number of Shares to be included in each such series; and to fix the designation, powers, preferences, dividend rights and other rights of the Voting Preferred Shares of each such series and any qualifications, limitations or restrictions thereof, to the fullest extent permitted by law. When voting as a class, the holders of the Voting Preferred Shares shall be entitled at all times to one (1) vote for each Voting Preferred Share. Voting Preferred Shares redeemed or otherwise acquired by

Corporation shall become authorized but unissued Voting Preferred
Shares, shall be unclassified as to series, and may thereafter be reissued in the same manner as other authorized but unissued Voting Preferred Shares.


      C.    Series A Voting Preferred Shares:

            From the authorized number of Voting Preferred Shares of Corporation, a series of Voting Preferred Shares designated as "Series A Voting Preferred Shares" is hereby created and shall consist of 750,000 Shares, without par value, of which the preferences, relative and other rights, and the qualifications, limitations or restrictions thereof shall be (in addition to those set forth elsewhere in these Articles) as follows:

      1.    Dividends and Distribution.

                  (a) In preference to the holders of Common Shares and of any outstanding junior Shares of Corporation, but subject to the prior and superior rights of the holders of any Shares of any series of Voting Preferred Shares ranking prior and superior to the Shares of Series A Voting Preferred Shares with respect to dividends, the holders of Series A Voting Preferred Shares shall be entitled to receive (when, as and if declared by the Board) from funds legally available for the purpose, quarterly dividends payable in cash on the first Business Day of January, April, July and October in each year (each such date being referenced herein as a "Quarterly Dividend Payment Date", and "Business Day" meaning any day other than a Saturday, Sunday or a day on which banking institutions in the State of Ohio are authorized or obligated by law or executive order to close), commencing on the first Quarterly Dividend Payment Date after the first issuance of a Share or fraction of a Share of Series A Voting Preferred Shares. Such dividends shall be in an amount per Share (rounded to the nearest cent) equal to the greater of: (a) One Dollar ($1.00), or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per Share amount of all cash dividends and 100 times the aggregate per Share amount (payable in kind) of all non-cash dividends or other distributions (other than a dividend payable in Common Share or other subdivision of the outstanding Common Shares, by reclassification or otherwise, declared on the Common Shares) since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any Share or fraction of a Share of Series A Voting Preferred Shares. If Corporation shall, on or after November 6, 2000 (the "Rights Declaration Date"), (i) declare any dividend on Common Shares payable in Common Shares, (ii) subdivide the outstanding Common Shares, or (iii) combine the outstanding Common Shares into a smaller number of Shares, then (in each such case) the amount to which holders of Series A Voting Preferred Shares were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares outstanding immediately prior to such event.

                  (b)   The Board shall declare a dividend or
distribution on the Series A Voting Preferred Shares as provided in paragraph (a) above immediately after it declares a dividend or distribution on the Common Shares (other than a dividend payable in Shares of Common Shares); provided that, subject to the requirements of applicable law, in the event no dividend or distribution has been declared on the Common Shares during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of One Dollar ($1.00) per Share on the Series A Voting Preferred Shares shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                  (c) Dividends shall accrue and be cumulative on outstanding Series A Voting Preferred Shares from the Quarterly Dividend Payment Date next preceding the date of issue of such Shares of Series A Voting Preferred Shares, unless: (i) the date of issue of such Shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such Shares shall accrue from the date of issue of such Shares, or (ii) the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Series A Voting Preferred Shares entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on Series A Voting Preferred Shares in an amount less than the total amount of such dividends at the time accrued and payable on such Shares shall be allocated pro rata on a Share-by-Share basis among all such Shares at the time outstanding. The Board may fix a record date for the determination of holders of Series A Voting Preferred Shares entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than sixty (60) days prior to the date fixed for the payment thereof.

            2.    Voting Rights.  The holders of Series A Voting
Preferred Shares shall have the following voting rights, in addition to those set forth elsewhere in this Article FOURTH:

                  (a) Subject to the provision for adjustment hereinafter set forth, each Series A Voting Preferred Share shall entitle the holder thereof to one hundred (100) votes on all matters submitted to a vote of the shareholders of Corporation. If Corporation shall at any time on or after the Rights Declaration Date: (i) declare any dividend on Common Shares payable in Common Shares, (ii) subdivide the outstanding Common Shares, or (iii) combine the outstanding Common Shares into a small number of Shares, then (in each such case) the number of votes per Share to which holders of Series A Voting Preferred Shares were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares outstanding immediately prior to such event.

                  (b) Except as otherwise provided herein or by law, the holders of Series A Voting Preferred Shares and the holders of Common Shares shall vote together as one class on all matters submitted to a vote of shareholders of Corporation.

                  (c) Except as set forth herein, the holders of Series A Voting Preferred Shares shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote as set forth in these Articles or by law) for taking any corporate action.

            3.    Certain Restrictions.

                  (a) Whenever quarterly dividends or other dividends or distributions payable on the Series A Voting Preferred Shares as provided in Section 1 of paragraph C. (Series A Voting Preferred Shares) of Article FOURTH are in arrears, thereafter and until all accrued and unpaid dividends and distributions (whether or not declared) on Series A Voting Preferred Shares outstanding shall have been paid in full, the Corporation shall not:

(i) declare or pay dividends or make any other distributions on Shares ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Voting Preferred Shares;

(ii) declare or pay dividends or make any other distributions on any Shares ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Voting Preferred Shares, except dividends paid ratably on the Series A Voting Preferred Shares and all such parity Shares on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such Shares are then entitled;

(iii) redeem or purchase or otherwise acquire for consideration Shares ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Voting Preferred Shares; provided, however, that Corporation may at any time redeem, purchase or otherwise acquire any such junior Shares in exchange for any Shares of Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Voting Preferred Shares; and

(iv) purchase or otherwise acquire for consideration any Series A Voting Preferred Shares or any Shares ranking on a parity with the Series A Voting Preferred Shares, except in accordance with a purchase offer made in writing or by publication (as determined by the Board) to all holders of such Shares upon such terms as the Board, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, determines in good faith will result in fair and equitable treatment among the respective series or classes.

                  (b) Corporation shall not permit any subsidiary of Corporation to purchase or otherwise acquire for consideration any Shares of Corporation unless, pursuant to paragraph (a) of this Section 3, Corporation could purchase or otherwise acquire such Shares at such time and in such manner.

            4. Reacquired Shares. Any Series A Voting Preferred Shares purchased or otherwise acquired by Corporation in any manner whatsoever shall be retired and cancelled promptly after such acquisition. All such Shares, upon their cancellation, shall become authorized but unissued Voting Preferred Shares, without designation as to series, and may be reissued as part of any series of Voting Preferred Shares created by the Board (including Series A Voting Preferred Shares) subject to the condition and restrictions on issuance set forth herein.

            5. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of Corporation, no distribution shall be made to:

                  (a) The holder of Shares ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Voting Preferred Shares, unless (prior thereto) the holders of Series A Voting Preferred Shares have received the greater of: (i) One Dollar ($1.00) per Share ($0.001 per one one-hundredth of a Share), plus an amount equal to accrued and unpaid dividends and distributions thereon (whether or not declared) to the date of such payment, or (ii) an aggregate amount per Share, subject to the provision for adjustment herein set forth, equal to 100 times the aggregate amount to be distributed per Share to holders of Common Shares; or

                  (b) The holders of Shares ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Voting Preferred Shares, except distributions made ratably on the Series A Voting Preferred Shares and all other such parity Shares in proportion to the total amounts to which the holders of all such Shares are entitled upon such liquidation, dissolution or winding up.

                   If Corporation shall at any time declare or pay any dividend on Common Shares payable in Common Shares, or effect a subdivision or combination or consolidation of the outstanding Common Shares (by reclassification or otherwise) into a greater or lesser number of Common Shares, then (and in each such event) the aggregate amount to which the holder of each Share of Series A Voting Preferred Shares was entitled immediately prior to such event under paragraph (a) of this Section 5 shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

            6. Combination. If Corporation shall enter into any consolidation, merger, combination or other transaction in which the Common Shares are exchanged for or changed into other stock, securities, cash or any other property, then (in each such event) the Series A Voting Preferred Shares shall at the same time be similarly exchanged or changed in an amount per Share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash or any other property (payable in kind), as the case may be, into which or for which each Common Share is changed or exchanged. If, at any time on or after the Rights Declaration Date, Corporation (i) declares any dividend on Common Shares payable in Common Shares, (ii) subdivides the outstanding Common Shares; or (iii) combines the outstanding Common Shares into a smaller number of Shares, then (in each such case) the amount set forth in the preceding sentence with respect to the exchange or change of Series A Voting Preferred Shares shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

            7. No Redemption. The Series A Voting Preferred Shares shall not be redeemable; provided, however, that Corporation may acquire Series A Voting Preferred Shares in any other manner permitted by law or these Articles.

            8. Ranking. Unless otherwise provided in these Articles or any subsequent amendment of these Articles relating to a subsequent series of preferred Shares of Corporation, the Series A Voting Preferred Shares shall rank junior to all other series of Corporation's Voting Preferred Shares as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding up and shall rank senior to the Common Shares.

            9. Amendment. These Articles shall not be further amended in any manner which would materially and adversely alter or change the powers, preference or special rights of the Series A Voting Preferred Shares without the affirmative vote of the holders of at least a majority of the outstanding Series A Voting Preferred Shares, voting together as a single series.

            10. Fractional Shares. Series A Voting Preferred Shares may be issued in fractions of a Share (in one one-hundredth (1/100) of a Share and integral multiples thereof) that shall entitle the holder (in proportion to such holder's fractional Shares) to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Voting Preferred Shares.

      FIFTH. Except as otherwise provided in these Articles, Corporation is hereby authorized to purchase through action of the Board, without the approval of the holders of any Shares of any class and upon such terms and conditions as the Board determines: (1) Shares of any class or series issued by Corporation, subject to express terms of such Shares; (2) any security or other obligation of the Corporation which may confer upon the holder thereof the right to convert such security or obligation into Shares of any class or series authorized by these Articles; (3) any security or other obligation which may confer upon the holder thereof the right to purchase Shares of any class or series authorized by these Articles; and (4) Shares of any class issued by Corporation if and when any holder of such Shares desires to (or, upon the happening of any event, is required to) sell such Shares.

      SIXTH. No holder of any Shares of any class shall have the right to vote cumulatively in the election of Directors to the Board.

      SEVENTH. No holder of the Shares of any class shall have any preemptive right to subscribe for or to purchase any Shares of any class whether now or hereafter authorized.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 2000)

                           S - K Reference Number (27)



                             Financial Data Schedule
                        (Follows as a separate document)