Form 10-K
period 2000-12-31
LNB BANCORP INC
filed 2001-04-02
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 2000                           number 0-13203

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 2001 was approximately $73,590,000.

The number of shares of Registrant's Common Stock outstanding on February 28, 2001 was 4,211,047.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Stockholders of Registrant are incorporated by reference in Parts I, II, and IV of this report.
Portions of the Definitive Proxy Statement of Registrant dated March 19, 2001 (the Proxy Statement) are incorporated by reference in Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                2000

                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     2
            b. Financial Information About Industry
               Segments                                            3
            c. Description of LNB Bancorp, Inc.'s Business         3
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales                8
            e. Statistical Disclosure by Bank Holding
               Companies                                           8
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                      9
                II. Investment Portfolio                           9
               III. Loan Portfolio                                11
                IV. Summary of Loan Loss Experience               15
                 V. Deposits                                      17
                VI. Return on Equity and Assets                   18
               VII. Short-Term Borrowings                         18
  Item  2   Properties                                            19
  Item  3   Legal Proceedings                                     19
  Item  4   Submission of Matters to a Vote of Shareholders       20

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           21
  Item  6   Selected Financial Data                               21
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         21
  Item 7(a) Quantitative and Qualitative Disclosures about
            Market Risk                                           21
  Item  8   Financial Statements and Supplementary Data           21
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   22

PART III
  Item 10   Directors and Executive Officers of the Registrant    22
  Item 11   Executive Compensation                                22
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        22
  Item 13   Certain Relationships and Related Transactions        22

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   23

SIGNATURES                                                        24

EXHIBIT INDEX                                                     26

                                  PART 1

ITEM 1 - BUSINESS

a) GENERAL DEVELOPMENT OF BUSINESS

LNB Bancorp, Inc. received its financial holding company status on March 13, 2000. In the second half of 2000, LNB Bancorp, Inc. formed a wholly owned insurance subsidiary named Charleston Insurance Agency, Inc., which will initially offer life, accident and health insurance and fixed annuity products. Also, LNB Bancorp, Inc. entered into a joint venture owning a 49 percent interest in a title company named Charleston Title Insurance Agency, LLC offering traditional title services.

In the first quarter of 2001, Lorain National Bank entered into an agreement with Raymond James Financial Services, Inc. for Raymond James to offer brokerage services including stock, mutual funds and variable annuity products at select Lorain National Bank offices.

LNB Bancorp, Inc.(the Parent Company), a financial holding company, was incorporated on October 11, 1983 under the laws of the State of Ohio at the direction of the Board of Directors of The Lorain National Bank (the
Bank), a national banking association, for the purpose of acquiring all the outstanding common stock of the Bank. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. At a special meeting of the shareholders of the Bank, held on February 28, 1984, the shareholders approved the Plan of Reorganization, involving the merger of the Bank into the Lorain Interim Association, a national banking corporation, incorporated solely for the purpose of effecting the Reorganization Plan. Lorain Interim was a wholly-owned subsidiary of the Corporation.

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

On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. adopted a Shareholder Rights Plan. The rights plan is designed to prevent a potential acquiror from exceeding a prescribed ownership level in LNB Bancorp, Inc., other than in the context of a negotiated acquisition involving the Board of Directors.

LNB Bancorp, Inc. has broader corporate powers than the Bank. These corporate powers principally include the power to engage in certain non-banking businesses closely related to banking, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio.

The enactment of the Gramm, Leach Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and subsidiary companies are engaged in one line of business which is banking services. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation's business.

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc. is a $622.1 million locally owned financial holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., Lorain National Bank, was formed as a result of the merger of the Lorain Banking Company and the National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

LNB Bancorp, Inc. received its financial holding company status on March 13, 2000. In the second half of 2000, LNB Bancorp, Inc. formed a wholly owned insurance subsidiary named Charleston Insurance Agency, Inc., which will initially offer life, accident and health insurance and fixed annuity products. Also, LNB Bancorp, Inc. entered into a joint venture owning a 49 percent interest in a title company named Charleston Title Insurance Agency, LLC offering traditional title services.

The Lorain National Bank operates 21 retail branches and 29 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange,
Oberlin, Olmsted Township, Vermilion, and Westlake. Lorain National Bank offers a full range of bank products and services while specializing in small business, mortgage, and personal banking services, including investment management and trust services.

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

The Bank's credit card lending activities consist of Visa Lorain
Lighthouse and VISA Gold cards, ATM cards, Access debit card and Bankcard Merchant services.

The Bank's range of deposit services include checking accounts, CheckInvest accounts, savings accounts, Holiday savings, money market accounts, Market Access accounts, Fortune Fifty accounts(a Senior Citizen program), individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

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

Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $622.1 million to over $260.0 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions increased to 17.4% in 2000 compared to 15.9% in 1999, while ranking number two in market share in 2000 and 1999. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

Supervision and Regulation

LNB Bancorp, Inc., as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

The BHC Act restricts LNB Bancorp, Inc.'s nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. LNB Bancorp, Inc.'s banking subsidiary is subject to limitations with respect to intercompany loans and investments.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(14) on page 25 of the LNB Bancorp, Inc. 2000 Annual Report. This note is incorporated herein by reference.

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

The Corporation's subsidiary bank is also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 15 on page 26 of the LNB Bancorp, Inc. 2000 Annual Report and is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

During 2000, the Securities and Exchange Commission issued Regulation
FD which established affirmative disclosure requirements on public corporations such that material nonpublic information must be widely, rather than selectively, disseminated. Regulation FD is based on the premise that full and fair disclosure is the cornerstone of an efficient market system. LNB Bancorp, Inc. is subject to Regulation FD. Through Regulation FD, the Securities and Exchange Commission seeks to encourage broad public disclosure in order to increase investor confidence in the integrity of the capital markets.

Noncompliance to laws and regulations by financial holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Bancorp and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by Management and no action was taken by the regulators against the Corporation or the Bank.

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 43 of the LNB Bancorp, Inc. 2000 Annual Report.

Employees

As of December 31, 2000, the Corporation and the Bank employed 239 full-time employees and 59 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Bank's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

The Corporation and the Bank do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 2000 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 2000, 1999, and 1998 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 37 of the LNB Bancorp, Inc. 2000 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis.
Nonaccruing loans, for the purpose of the computations are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2000 and 1999 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 37 of the LNB
Bancorp, Inc. 2000 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                     -----------------------------------
(Amounts in Thousands)                   2000          1999         1998
------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $  2,090     $ 11,075     $ 27,416
 Securities of other U.S. Government
  agencies and corporations             76,133       64,484       50,531
 Equity securities                       1,295          169          181
------------------------------------------------------------------------
Total securities available for sale     79,518       75,728       78,128
------------------------------------------------------------------------
Securities held to maturity:
 Securities of other U.S. Government
  agencies and corporations             39,566       39,848       33,719
 States and political subdivisions       4,865        4,794        4,483
------------------------------------------------------------------------
Total securities held to maturity       44,431       44,642       38,202
------------------------------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank Stock           $  3,152     $  2,949     $  2,189
------------------------------------------------------------------------
Total securities                      $127,101     $123,319     $118,519
------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
Maturities of nonequity securities owned by the Corporation as of December 31, 2000 are presented below:
                                         Maturing
                    ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities          $ 1,000 $ 1,090     $   -0-       $ -0-  $ 2,090
  U.S. Government agencies
   and corporations     10,996  65,137         -0-         -0-   76,133
------------------------------------------------------------------------
Total securities
 available for sale     11,996  66,227         -0-         -0-   78,223
------------------------------------------------------------------------
Securities held to maturity:
  U.S. Government agencies
   and corporations        -0-   5,022      34,544         -0-   39,566
  States and political
   subdivisions          1,519     583         181       2,582    4,865
------------------------------------------------------------------------
Total securities
 held to maturity        1,519   5,605      34,725       2,582   44,431
------------------------------------------------------------------------
Total securities       $13,515 $71,739     $34,725      $2,582 $122,561
------------------------------------------------------------------------
WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 2000:
                                         Maturing
                   -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities         5.25%     6.37%      0.00%        0.00%    5.83%
  U.S. Government agencies
   and corporations   5.80      6.09       0.00         0.00     6.05
------------------------------------------------------------------------
Total securities
 available for sale   5.75      5.80       0.00         0.00     5.79
------------------------------------------------------------------------
Securities held to maturity:
  U.S. Government agencies
   and corporations   0.00      6.29       5.51         0.00     5.61
  States and political
   subdivisions (1)   7.01      7.78       6.53         7.76     7.45
------------------------------------------------------------------------
Total securities
 held to maturity     7.01      6.17       5.56         7.76     5.81
------------------------------------------------------------------------
Total securities      5.62%     5.62%      5.50%        5.65%    5.80%

1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 2000.

III. LOAN PORTFOLIO

A. The following table summarized the distribution of the loan portfolio:

                                          December 31,
                     ---------------------------------------------------
(Amounts in Thousands)   2000       1999      1998       1997      1996
------------------------------------------------------------------------
Commercial           $186,866   $157,897  $124,875   $120,892  $113,170
Mortgage              157,575    152,825   147,651    142,223   138,455
Installment            69,821     74,682    65,793     37,250    27,683
Consumer revolving
 lines of credit       36,878     34,112    31,547     30,666    22,765
------------------------------------------------------------------------
TOTAL LOANS           451,140    419,516   369,866    331,031   302,073
Reserve for loan losses(5,250)    (4,667)   (3,483)    (4,168)   (4,116)
------------------------------------------------------------------------
NET LOANS            $445,890   $414,849  $366,383   $326,863  $297,957
========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 2000

(Amounts in Thousands)                           2000
---------------------------------------------------------
Maturing and repricing in one year or less    $178,096
Maturing and repricing after one year
 but within five years                           6,781
Maturing and repricing beyond five years         1,989
---------------------------------------------------------
TOTAL COMMERCIAL LOANS                        $186,866
=========================================================
Loans repricing beyond one year:
 Fixed rate                                        965
 Variable rate                                   7,805
---------------------------------------------------------
TOTAL                                         $  8,770
=========================================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other foreclosed assets, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      2000    1999    1998    1997    1996
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $1,652  $  816  $  980  $  383  $  641
   Commercial loans          378      42      54      42     114
   Consumer loans            189     385      53       0      10
-----------------------------------------------------------------
  Total nonaccrual loans   2,219   1,243   1,087     425     765
   Restructured loans          0       0       0       0       0
   Other Foreclosed Assets    98      96   1,400      90      39
-----------------------------------------------------------------
  Total nonperforming
   assets                 $2,317  $1,339  $2,487  $  515  $  804
-----------------------------------------------------------------
 Reserve for loan losses
  to nonperforming assets 226.6%  348.5%  140.1%  809.3%  511.9%
=================================================================
  Accruing loans past due
    90 days               $  306  $  555  $  213  $  461  $  357
  Potential problem
   loans                   3,924   4,348   2,941   8,764   1,066
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

The level of nonperforming assets increasing during 1998 due to one significant commercial loan credit of $1,300,000, placed in other foreclosed assets at December 31, 1998, and subsequently liquidated for $1,300,000 in January of 1999. The level of nonperforming assets increased $978,000 during 2000. This increase is the result of a net increase in nonaccrual loans of $976,000 plus increases in other foreclosed assets in the amount of $2,000. During 2000, non-accrual loans increased due to increases in commercial, mortgage and indirect automobile credits placed on non-accrual status. The reserve for loan loss coverage to total nonperforming assets increased from 1.4 times at 1998 year end to 3.5 times at 1999 year end while decreasing to 2.3 times at 2000 year end. This ratio decreased in 2000 from the net of: increases in nonperforming assets in the amount of $978,000 and increases in the loan loss reserve of $583,000.

The increase in other foreclosed assets relates to the net increase in repossessions of motor vehicles at December 31, 2000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $1,480,000 which have been paid off and brought current, loans charged-off in the amount of $325,000, liquidation of nonaccrual loans of $965,000 and increases in nonaccrual principal balances of $3,746,000. The 2000 increase in nonaccrual loans was due primarily to sixteen commercial loan customers and eight mortgage loan customers and several personal loan customers, particularly in the indirect automobile loan category. Management does not believe that changes in nonaccrual loans is indicative of a failing economy and that this change did not result from any change in underwriting standards.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection. For the year ended December 31, 2000, the interest income that would have been earned on the nonaccrual loans in the loan portfolio would have been approximately $122,000; however, the interest income actually earned and reported as income in 2000 amounted to approximately $109,000.

In addition to the nonperforming assets classified above, the loan review committee identifies accruing loans past due 90 days plus potential problem loans. These loans are closely monitored by the loan review committee to assess the borrowers' ability to comply with the terms of the loans. Management's year-end review indicated that a charge to the reserve for loan losses or classification to nonperforming status was not warranted. Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection.

(2) Potential Problem Loans - As shown in the table on page 12 of Form 10-K, at December 31, 2000, there are approximately $3,924,000 of loans identified on Management's watch list which includes both loans which Management has some concern as to the borrowers' ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

At December 31, 2000, potential problem loans totaled $3,924,000, a decrease of $424,000 from one year ago. The net decrease in potential problem loans is mainly due to five small to medium commercial credit customers added during 2000 in the amount of $1,328,000 less the liquidation of one large commercial credit in the amount of $1,060,000 and some small commercial credits. Potential problem loans at December 31, 2000 are primarily comprised of four large credits that the Bank is reviewing. Another $1,439,000 of these loans relates to the extension of credits to a recreational entertainment center. These credits are being monitored by Management. Another $669,000 of the potential problem loans relates to the extension of credit to a retail beverage store. About $415,000 in potential problem loans relates to credit extended to a steel frame construction company. Another $1,109,000 of these loans relates to the extension of credits to a union industrial electrical contractor. These credits are being monitored by Management after the consolidation of loans. Management does not anticipate any charge-offs relative to these potential problem loans. The potential problem loans in 1999, and 1998 remained at a relatively moderate level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 2000, 1999 or 1998.

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

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 2000, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (21) of the "Notes to Consolidated Financial Statements" which appears on page 30 of the LNB Bancorp, Inc. 2000 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 2000, there are no other interest-bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $98,000 and $96,000 in Other Foreclosed Assets at December 31, 2000, and 1999, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity relating to the Reserve for
Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      2000     1999     1998     1997     1996
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 4,667  $ 3,483  $ 4,168  $ 4,116  $ 4,002
Charge-offs:
 Commercial                  (25)     (23)  (3,060)    (190)    (296)
 Real Estate                 (59)    (359)    (147)    (359)    (185)
 Consumer                 (1,249)    (668)    (384)    (300)    (191)
----------------------------------------------------------------------
  Total charge-offs       (1,333)  (1,050)  (3,591)    (849)    (672)
Recoveries:
 Commercial                   14       23       29        7       61
 Real Estate                   9      108       71       72       67
 Consumer                    193      103       81       72       58
----------------------------------------------------------------------
  Total recoveries           216      234      181      151      186
----------------------------------------------------------------------
Net charge-offs           (1,117)    (816)  (3,410)    (698)    (486)
----------------------------------------------------------------------
PROVISION FOR LOAN LOSSES  1,700    2,000    2,725      750      600
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 5,250  $ 4,667  $ 3,483  $ 4,168  $ 4,116
======================================================================

ANALYTICAL DATA
BALANCES:
 Average total loans    $437,593 $403,388 $346,161 $315,215 $287,809
 Total loans at year
  end                    451,140  419,516  369,866  331,031  302,073
 Net charge-offs           1,117      816    3,410      698      486
Provision for loan
  losses                   1,700    2,000    2,725      750      600
Reserve for loan
  losses at year end       5,250    4,667    3,483    4,168    4,116

RATIOS:
Net charge-offs to:
 Average total loans        0.26%    0.20%    0.99%    0.22%    0.17%
 Total loans at year end    0.25     0.19     0.92     0.21     0.16
 Provision for loan losses 65.71    40.80   125.14    93.07    81.00
 Reserve for loan losses   21.28    17.48    97.90    16.75    11.81
Reserve for loan losses to:
 Average total loans        1.20     1.16     1.01     1.32     1.43
 Total loans at year
  end                       1.16     1.11      .94     1.26     1.36

The amount of 2000 net charge-offs resulted from increase indirect automobile credits and the lower provision for loan losses charged to expense resulted from decreases in net charge-offs, changes in the portfolio mix of commercial loans compared to historical levels of charge-offs. Net charge-offs for 2000 showed increases in consumer loans due to increases in the consumer indirect automobile loans booked in late 1999 and early 2000. This was anticipated and reserved for in 1999. The increasing trend in the provision for loan losses charged to expense which occurred from 1995 through 1997 resulted from increases in the loan portfolio.

The Bank's policy is to maintain the reserve for loan losses at a level considered by Management to be adequate for probable future losses. The evaluation performed by the Loan Review Committee is based upon a continuous review of delinquency trends; the amount of nonperforming loans (nonaccrual, restructured, and other real estate owned); loans past due 90 days or more and potential problem loans; historical and present trends in loans charged-off; changes in the composition and level of various loan categories; and current economic conditions.

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Loan Losses on page 15 of the Form 10-K are presented in the following table:

(Amounts in Thousands)      2000     1999    1998    1997    1996
------------------------------------------------------------------
  Commercial              $   11   $  -0-  $3,031    $183    $235
  Real estate                 50      251      76     287     118
  Consumer                 1,056      565     303     228     133
------------------------------------------------------------------
  Total net charge-offs   $1,117   $  816  $3,410    $698    $486
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

 (Amounts in Thousands)       2000    1999    1998    1997   1996
 ----------------------------------------------------------------
  Commercial                $2,729  $1,803  $1,398  $2,404 $1,429
  Real estate                  338     530     500     733    803
  Consumer                   1,738   1,236     704     515    381
  Off-balance sheet risk       150     150     125     200    250
  Unallocated                  295     948     756     316  1,253
------------------------------------------------------------------
  TOTAL                     $5,250  $4,667  $3,483  $4,168 $4,116
==================================================================
This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 2000 provision for loan losses was greater than net charge-offs by $583,000. The 1999 provision for loan losses was greater than net charge-offs by $1,184,000. The 1998 provision for loan losses was less than net
charge-offs by $685,000.   The allocated portion of the reserve for
loan losses has changed during 1996 through 2000 due to the loan portfolio mix. The Bank allocates a portion of the reserve for loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to consumer loans increased in 2000 and 1999 due to increases in credit risk from purchases of indirect automobile lending plus increased consumer loan outstandings. The allocated portion of commercial loans increased in 2000 and increased in 1999 due to credit risk increases in 2000 and 1999.

The following table shows the percentage of loans in each category to total loans at year end:

                    2000     1999     1998     1997    1996
-------------------------------------------------------------
 Commercial         41.4%    37.7%    33.8%    36.5%   37.5%
 Real estate        34.9     36.4     39.9     43.0    45.8
 Consumer           23.7     25.9     26.3     20.5    16.7
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------
The loan portfolio mix has shifted during the past five years. Consumer loans as a percent of total loans remained relatively constant in 1997. During 1998, consumer loans increased by 5.8% with a related decrease in commercial loans of 2.7% and real estate loans of 3.1%. During 1999, the commercial loans as a percentage of total loans increased by 3.9% with a corresponding decrease in consumer loans by 0.4% and real estate loans decreased by 3.5%. During 2000, the commercial loans as a percentage of total loans increased by 3.7%, real estate loans decreased 1.5% and consumer loans decreased by 2.2%.

The consumer loan portfolio is running off slightly due to the lack of quality indirect automobile paper. Commercial loans experienced fairly strong growth during 2000. This is the result of increased demand and not reduced credit standards. The commercial loan pending list is at a good level at year end.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.
                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         2000           1999         1998
----------------------------------------------------------------
Demand deposits            $ 81,221       $ 81,348     $ 72,575
NOW accounts                 54,332         55,145       51,910
Money market accounts        13,385         17,355       18,599
Market access accounts       33,464          6,646          -0-
Savings deposits            101,276        107,654      103,863
Time deposits               205,877        195,563      178,989
----------------------------------------------------------------
Total                      $489,555       $463,711     $425,936
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
                                  Years ended December 31,
                       ----------------------------------------
                         2000           1999          1998
---------------------------------------------------------------
NOW accounts             1.19%          1.19%         1.22%
Money market accounts    2.06           2.05          2.11
Market access accounts   5.44           4.50          N/A
Savings deposits         1.97           1.98          2.15
Time deposits            5.47           4.81          5.17
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2000.

Maturing within 3 months             $ 64,404
After 3 but within 6 months            33,470
After 6 but within 12 months           51,909
After 12 months                        43,597
----------------------------------------------
Total                                $193,380
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended
December 31, 2000, 1999, 1998, 1997 and 1996 is presented in the tabular form below.

    December 31,            2000    1999    1998    1997    1996
----------------------------------------------------------------
Return on average assets    1.39%   1.33%   1.34%   1.41%   1.37%
Return on average equity   15.83   15.29   14.46   14.51   13.70
Dividend payout ratio      49.72   49.65   52.00   45.26   44.28

Average equity to
 average assets             8.77    8.67    9.27    9.70   10.01
Net interest margin         4.85    4.88    5.17    5.20    5.33

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended
December 31, 2000, 1999 and 1998 appears on page 23 of the LNB Bancorp, Inc. 2000 Annual Report under footnote (10) "Securities Sold Under Repurchase Agreements and Other Short-Term Borrowings" and is incorporated herein by reference.

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

There is no outstanding mortgage debt on any of the properties which the bank owns. Listed below are the branches/customer service facilities of the Bank and their locations:

 Main Office                     457 Broadway, Lorain
 Vermilion Office                4455 Liberty Avenue, Vermilion
 Amherst Office                  1175 Cleveland Avenue, Amherst
 Lake Avenue Office              42935 North Ridge Road, Elyria Township
 Avon Lake Office                240 Miller Road, Avon Lake
 Kansas Avenue Office            1604 Kansas Avenue, Lorain
 Sixth Street Drive-In Office    200 Sixth Street, Lorain
 Pearl Avenue Office             2850 Pearl Avenue, Lorain
 Oberlin Office                  40 East College Street, Oberlin
 West Park Drive Office          2130 West Park Drive, Lorain
 Ely Square Office               124 Middle Avenue, Elyria
 Cleveland Street Office         801 Cleveland Street, Elyria
 Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
 Olmsted Township Office         27095 Bagley Road, Olmsted Township
 Westlake Office                 30210 Detroit Road, Westlake
 Kendal at Oberlin Office        600 Kendal Drive, Oberlin
 The Renaissance Office          26376 John Road, Olmsted Township
 Westlake Village Office         28550 Westlake Village Drive, Westlake
 Cooper Foster Park Road Office  1920 Cooper Foster Park Road, Lorain
 Midway Mall Office              6395 Midway Mall, Elyria
 Village of LaGrange Office      546 North Center Street, LaGrange
 Computer Operations Center      2130 West Park Drive, Lorain
 Maintenance Building            2140 West Park Drive, Lorain
 Purchasing Building             2150 West Park Drive, Lorain
 Professional Development Center 521 Broadway, Lorain

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000 there were no matters submitted to a vote of security holders.

Pursuant to Form 10-M, General Instruction G(3), the following information is included as additional item in Part I:

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                   BANK      LNB BANCORP
                     PRINCIPAL OCCUPATION         DIRECTOR     DIRECTOR
NAME(AGE)            DURING PAST 5 YEARS           SINCE        SINCE

Debra R. Brown       Senior Vice President,         (Not a Director)
(42)                 Branch Administration
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Robert Cox           Senior Vice President and      (Not a Director)
(45)                 Sales
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Sandra L. Dubell     Senior Vice President and      (Not a Director)
(55)                 Senior Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Mitchell J. Fallis   Vice President and             (Not a Director)
(46)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Executive Vice President and   (Not a Director)
(50)                 Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President and      (Not a Director)
(54)                 Senior Operations Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Emma N. Mason        Senior Vice President and      (Not a Director)
(63)                 Senior Trust Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

James H. Weber       Senior Vice President and      (Not a Director)
(54)                 Senior Marketing Officer
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on the inside front flap of the LNB Bancorp, Inc. 2000 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,200 as of February 28, 2001. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 34 of the LNB Bancorp, Inc. 2000 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 35 - 43 of the LNB Bancorp, Inc. 2000 Annual Report. Also, see Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 40 - 41 of the LNB
    Bancorp, Inc. 2000 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors' Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 2000 Annual Report (Appendix 13), pages 12 through 32. The supplementary financial information specified by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 33 of the LNB Bancorp, Inc. 2000 Annual Report.

   Consolidated Balance Sheets as of December 31, 2000 and 1999

   Consolidated Statements of Income
    for the Years Ended December 31, 2000, 1999 and 1998

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2000, 1999 and 1998

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

   Notes to Consolidated Financial Statements
    December 31, 2000, 1999 and 1998

   Report of Management

   Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of the Corporation is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 17, 2001, dated March 19, 2001, under the caption "Election of Directors" and is incorporated herein by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated March 16, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to Instruction G, the information required by this item is incorporated by reference to Form DEF 14.A filed by LNB Bancorp, Inc., dated March 16, 2001, from the caption titled "Executive Compensation and Other Information" on pages 9 through 17 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 17, 2001, dated March 19, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 3 and 4 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 17, 2001, dated March 19, 2001, relating to "Ownership of Voting Shares" is incorporated herein by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated MArch 16, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G, the information required by this item is incorporated by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated March 16, 2001, from the caption titled "Compensation Committee Interlocks and Insider Participation in CompensationDecisions" and "Certain Transactions" on pages 16 and 20 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 17, 2001, dated March 19, 2001.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent
Auditors' Report, dated January 23, 2001, appear on pages 12 through 32 of the LNB Bancorp, Inc. 2000 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 2000 and 1999

         Consolidated Statements of Income for the Years Ended
           December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements for the Years
           Ended December 31, 2000, 1999 and 1998

         Report of Management

         Report of Independent Auditors

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 27 of this Form 10-K.

(b) Reports on Form 8-K

On January 4, 2001, LNB Bancorp, Inc. filed a Form 8-K with the
Securities and Exchange Commission under Item 5 Other Events and under
Item 7 Financial Statements and Exhibits.  LNB Bancorp, Inc. reported:

     (1) Registrant's Common Shares, par value $1.00 per share, are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The report updates the description of Registrant's Common Shares.

     (2) Amended Code of Regulations of LNB Bancorp, Inc. (effective April 18, 2000) under Item 7 Exhibit 3.

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 27 of this Form 10-K.

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

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/Thomas P. Ryan
                                       ------------------------
                                       Thomas P. Ryan
                                       Executive Vice President,
                                       Secretary/Treasurer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Daniel P. Batista          DIRECTOR        March 29, 2001
-----------------------
Daniel P. Batista

/s/Robert M. Campana          DIRECTOR        March 29, 2001
-----------------------
Robert M. Campana

/s/Terry D. Goode             DIRECTOR        March 29, 2001
-----------------------
Terry D. Goode

/s/Wellsley O. Gray           DIRECTOR        March 29, 2001
-----------------------
Wellsley O. Gray

/s/James R. Herrick           DIRECTOR        March 29, 2001
-----------------------
James R. Herrick

/s/David M. Koethe            DIRECTOR        March 29, 2001
-----------------------
David M. Koethe

/s/Benjamin G. Norton         DIRECTOR        March 29, 2001
-----------------------
Benjamin G. Norton

/s/Jeffrey F. Riddell         DIRECTOR        March 29, 2001
-----------------------
Jeffrey F. Riddell

/s/Thomas P. Ryan             DIRECTOR        March 29, 2001
-----------------------
Thomas P. Ryan

/s/John W. Schaeffer, M.D.    DIRECTOR        March 29, 2001
-----------------------
John W. Schaeffer, M.D.

/s/Eugene M. Sofranko         DIRECTOR        March 29, 2001
-----------------------
Eugene M. Sofranko

ABSENT - EXCUSED              DIRECTOR        March 29, 2001
-----------------------
Leo Weingarten

/s/Stanley G. Pijor       CHAIRMAN OF THE     March 29, 2001
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

/s/James F. Kidd          VICE CHAIRMAN OF    March 29, 2001
-----------------------   THE BOARD AND
James F. Kidd             DIRECTOR

/s/Gary C. Smith          PRESIDENT AND       March 29, 2001
-----------------------   CHIEF EXECUTIVE
Gary C. Smith             OFFICER AND
                          DIRECTOR

                          EXECUTIVE VICE
/s/Gregory D. Friedman    PRESIDENT AND       March 29, 2001
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman CPA   OFFICER

                          EXECUTIVE VICE
/s/Kevin W. Nelson        PRESIDENT AND       March 29, 2001
-----------------------   CHIEF OPERATIONS
Kevin W. Nelson           OFFICER

/s/Mitchell J. Fallis     VICE PRESIDENT AND  March 29, 2001
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis CPA    OFFICER

                                  LNB Bancorp, Inc.
                                    Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K
    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

   (3)     (a)LNB Bancorp, Inc. Second Amended Articles of          N/A
           Incorporation.  Previously filed under Item 6,
           Exhibit (3)i to Quarterly Report on Form 10-Q
           (Commission File No. 0-13202) for the quarter ended September 30, 2000, and incorporated herein by reference.

           (b)LNB Bancorp, Inc. Amended Code of Regulations.        N/A
           Previously filed under Item 7, Exhibit 3 to Form
           8-K (Commission File No. 0-13203) filed January 4,
           2001 and incorporated herein by reference.

   (10)    Material Contracts

           (a)Supplemental Retirement Benefits Agreement by and     30
           between Gary C. Smith and LNB Bancorp, Inc, and The
           Lorain National Bank dated December 22, 2000.

           (b)Supplemental Retirement Benefits Agreement by and     42
           between Thomas P. Ryan and LNB Bancorp, Inc. and The
           Lorain National Bank dated December 23, 2000.

           (c)Supplemental Retirement Benefits Agreement by and     54
           between Gregory D. Freidman and LNB Bancorp, Inc. and
           The Lorain National Bank dated December 22, 2000.

           (d)Non-qualified Incentive Stock Option Agreement by     66
           and between Gary C. Smith and LNB Bancorp, Inc. dated
           December 15, 2000.

           (e) Rights Agreement between LNB Bancorp, Inc. and       N/A
           Registrar and Transfer Company dated October 24, 2000.
           Previously filed as Exhibit 1 to Form 8-A (Commission
           File No. 0-13203) filed November 11, 2000, and incorporated herein by reference.

           (f)Employment Agreement by and between Kevin W. Nelson   N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1999, and incorporated herein by reference.

           (g)Incentive Stock Option Agreement by and between        N/A
           Kevin W. Nelson and LNB Bancorp, Inc. dated February 13, 2000. Previously filed as Exhibit (10b) to Annual
           Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999 and incorporated herein

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           by reference.

           (h)Amended Supplemental Retirement Agreement by and       N/A
           between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference.

           (i)Employment Agreement by and between Gary C. Smith      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (j)Incentive Stock Option Agreement by and between        N/A
           Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Exhibit (10b) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (k)Amended Employment Agreement by and between James F.   N/A
           Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (l) Amended Employment Agreement by and between Thomas    N/A
           P. Ryan and LNB Bancorp, Inc. and The Lorain National
           Bank dated March 3, 1999.  Previously filed as Exhibit
           (10d) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (m) Branch Purchase and Assumption Agreement by and       N/A
           between KeyBank National Association and the Lorain
           National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.

           (n)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly
           Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (o)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit(10b) to Quarterly

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (p)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Exhibit (10c) to
           Quarterly Report on Form 10-Q (Commission File No.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (q)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (r)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10b) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (s)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Exhibit (10) to
           Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (t)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

           (u)Employment Agreement by and between Lorain National    N/A
           Bank and Stanley G. Pijor dated December 31, 1987.
           Previously filed as Exhibit (10) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended
           December 31, 1987 and incorporated herein by reference.

           (v)The Lorain National Bank 1985 Incentive Stock Option   N/A
           Plan dated April 16, 1985.  Previously filed as Exhibit
           (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (w)Agreement To Join In The Filing of Consolidated       N/A
           Federal Income Tax Returns between LNB Bancorp, Inc.
           and The Lorain National Bank dated December 15, 1986.
           Previously filed as Exhibit (10) to Annual Report on
           Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.

   (11)    Statements re: Computation of Per Share Earnings.         71

   (13)    LNB Bancorp, Inc. 2000 Annual Report to Shareholders.     72

   (21)    Subsidiaries of LNB Bancorp, Inc.                        196

   (23)    Consent of Independent Accountants.                      197

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

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2000)

                     S - K Reference Number (10a)


          Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000.

          SUPPLEMENTAL RETIREMENT BENEFITS AGREEMENT

                           FOR

                      GARY C. SMITH

      This Supplemental Retirement Benefits Agreement (the "Agreement"), made as of this 15th day of December, 2000, by and among LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a national banking association organized and existing under the laws of the United States), which together with their respective successors and assigns are herein collectively called "Employer", and GARY C. SMITH, hereinafter called "Executive", is to EVIDENCE THAT:

      WHEREAS Executive has rendered valuable services to Employer and has performed Executive's duties in a capable and efficient manner and has generated substantial growth and progress to Employer; and

      WHEREAS Employer desires to retain the services of Executive and acknowledges that, if Executive were to leave Employer's employment, Employer could suffer a substantial financial loss; and

      WHEREAS Employer desires to provide Executive with certain supplemental retirement benefits (as defined in Section 3) in addition to the retirement benefits provided to Executive under The Lorain National Bank Retirement Pension Plan as restated on January 1, 1989 (herein called the "LNB Pension Plan"); and

      WHEREAS Employer further desires to provide Executive with certain benefits in the event of a "Change in Control" (as defined in Section
4); and

      WHEREAS Executive is willing to continue in the employ of Employer if Employer agrees to pay the benefits in accordance with the provisions and conditions of this Agreement;

      NOW, THEREFORE, in consideration of the mutual covenants contained herein, Employer and Executive (herein collectively called the "Parties") agree as follows:

      1.   Employment of Executive.

            In accordance with Executive's employment agreement with Employer dated March 16, 1999, as may be amended (herein called the "Employment Agreement"), Executive shall continue to perform duties for Employer in such senior executive capacity as the Board of Directors of Employer may periodically designate. Executive shall devote Executive's best efforts to the performance of Executive's duties for Employer. Executive's employment with Employer shall continue until terminated pursuant to the Employment Agreement.

      2.   Compensation.

            Executive shall be compensated for the performance of Executive's duties in accordance with the Employment Agreement.

      3.   Supplemental Retirement Benefits.

            3.1 Normal Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) from active employment with Employer on or after age 65 (herein called the "Normal Retirement Date"), Executive will be entitled to receive such supplemental retirement benefits (herein called the "Supplemental Retirement Benefits") which, when added to Executive's LNB Pension Plan benefits and the social security benefits (to which Executive is eligible on the date of Executive's employment termination), would equal seventy percent (70%) of Executive's Compensation (as defined herein). For purposes of this Agreement, the term "Compensation" is limited to the largest annual base salary and the largest annual bonuses paid to Executive by Employer and by any Subsidiary (as defined in Section 4.1[i] of this Agreement) for the two
(2) full calendar years of employment immediately preceding the date of Executive's employment termination as reflected on Executive's combined W-2 Federal Income Tax Statements from Employer and from any Subsidiary for such years. The Supplemental Retirement Benefit shall be payable by Employer in one hundred twenty (120) equal monthly installments commencing on the first day of the calendar month immediately following the date of Executive's employment termination and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. Executive shall be under no obligation to elect to receive Social Security benefits as a condition to entitlement to the Supplemental Retirement Benefits. For purposes of this Agreement, Executive's LNB Pension Plan benefits shall be calculated as though payable as a single life annuity for Executive's life expectancy.

            3.2 Early Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) prior to the Normal Retirement Date but after attaining age 62 (herein called the "Early Retirement Date"), Executive shall be entitled to receive an applicable percentage of the Supplemental Retirement Benefits as follows:

      Early Retirement Ages:  Applicable Percentage:

      62    25%
      63    50%
      64    75%

The Supplemental Retirement Benefits determined under this Section 3.2 shall be paid by Employer in one hundred twenty (120) equal monthly installments, commencing on the first day of the calendar month after the date of Executive's employment termination and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.3 Disability. If Executive incurs a Disability (as defined in this Section 3.3) while employed by Employer under the Employment Agreement and prior to the Normal Retirement Date, Executive will be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date Executive's employment terminates because of such Disability and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "Disability" shall mean physical or mental impairment which prevents Executive from engaging in further employment by Employer under the Employment Agreement as a senior executive on a full-time basis and which, on the basis of medical evidence satisfactory to the Board of Directors of Employer, is expected to continue for a period of at least six (6) months.

            3.4 Death. If Executive dies while receiving Supplemental Retirement Benefits, any amounts due or remaining to be paid shall be paid in the same manner to such beneficiary or beneficiaries (herein called the "Designated Beneficiaries") as Executive may have designated by filing with Employer a written notice in a form acceptable to Employer. In the absence of any such designation, such unpaid amounts shall be paid to Executive's surviving spouse or, if Executive has no surviving spouse, to Executive's estate. If Executive dies prior to the Normal Retirement Date while employed by Employer under the Employment Agreement, Executive's Designated Beneficiaries will be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefit but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's death and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.5 Discharge Without Cause. If Executive is discharged without cause (as defined in this Section 3.5) at any time after the date of this Agreement and before the Normal Retirement Date, Executive shall be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's discharge and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "discharged without cause" shall mean a termination of Executive's employment for any reason other than Executive's commission of any material act of dishonesty during the period of Executive's employment, or Executive's breach of any material term of the Employment Agreement which (in the good faith opinion of the Board of Directors of Employer) adversely affects the interests of Employer, or Executive's conviction by a court (whose decision is final, binding and not subject to appeal) of a felony committed during the period of Executive's employment.

            3.6 No Duplication of Benefits. Notwithstanding any contrary provision in this Agreement, if Executive and Executive's Designated Beneficiaries become entitled to the payment of the Supplemental Retirement Benefits under any particular Section of this Agreement, such persons shall not be entitled to additional Supplemental Retirement Benefits under any other Section of this Agreement.

      4.    Change in Control Benefits.

            4.1 Definitions. For purposes of solely this Section 4, the following terms shall have the respective meanings set forth below:

(a)   "Company" means LNB Bancorp, Inc. and its successors.

(b) "Cause" means any one or more of the following: (i) the willful and continued failure of Executive to perform substantially Executive's duties with Employer (other than any such failure resulting from Executive's Disability as defined in Section 4.1(e) or any such failure subsequent to Executive's being delivered a Notice of Termination without Cause by Employer or after Executive's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Executive by Employer's Board of Directors which specifically identifies the manner in which the Board believes that Executive has not substantially performed Executive's duties and provides Executive with three (3) days to correct such failure, or (ii) the willful engaging by Executive in illegal conduct or gross misconduct which is injurious to Company or its Subsidiaries, or
(iii) the conviction of Executive of, or a plea by Executive of nolo contendere to, a felony, or (iv) Executive's breach of or failure to perform any material provision of the Employment Agreement (as defined in Section 1) which, in the good faith opinion of Employer's Board of Directors, adversely affects Employer's interests, or (v) Executive's commission of a material act of dishonesty. For purposes of this paragraph (b), no act or failure to act by Executive shall be considered "willful" unless done or omitted to be done by Executive in bad faith and without reasonable belief that Executive's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's chief executive officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of Employer.

(c) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute Company's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of Company's Board of Directors; provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"] and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the

Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's Board of Directors (the "Company Voting Securities"); provided, however, that the events described in this paragraph (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary,
(B) by any employee benefit plan sponsored or maintained by Company or any Subsidiary or by any employee stock benefit trust created by Company or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in clause (iii) of this paragraph
(c), below), (E) pursuant to any acquisition by Executive or any group of persons including Executive (or any entity controlled by Executive or by any group of persons including Executive), or (F) a transaction (other than one described in clause (iii) of this paragraph (c), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii) upon the consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation") is represented by Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination (any Business Combination which satisfies all of the criteria specified in
(A), (B) and (C) above shall be deemed to be a "Non-Qualifying
Transaction"); or

(iv) if the shareholders of Company approve a plan of complete liquidation or dissolution of Company or a sale of all or substantially all of Company's assets but only if, pursuant to such liquidation or sale, the assets of Company are transferred to an entity not owned (directly or indirectly) by Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (A) Executive's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control, (B) Executive reasonably demonstrates that such termination (or event constituting Good Reason) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (C) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

(d) "Date of Termination" means (1) the effective date on which Executive's employment by Company and its Subsidiaries terminates as specified in a prior written notice by Company, a Subsidiary or Executive (as the case may be) to the other, or (2) if Executive's employment by Company terminates by reason of death, the date of death of Executive, or (3) if the Executive incurs a Disability (as defined in Section 4.1(e)), the date of such Disability as determined by a physician chosen by Company. For purposes of determining the timing of payments and benefits to Executive under this Section 4, the date of the actual Change in Control shall be treated as Executive's Date of Termination.

(e) "Disability" means Executive's inability to perform Executive's then-existing duties with Company or its Subsidiaries on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Executive's incapacity due to physical or mental illness.

(f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

(i) (A) any change in the duties or responsibilities (including reporting responsibilities) of Executive that is inconsistent in any material and adverse respect with Executive's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (B) a material and adverse change in Executive's titles or offices (including, if applicable, membership on Employer's Board of Directors) with Employer as existing immediately prior to such Change in Control;

(ii) (A) a reduction by Employer in Executive's rate of annual base salary as in effect immediately prior to such Change in Control (or as such annual base salary may be increased from time to time thereafter), or (B) the failure by Employer to pay Executive an annual bonus in respect of the year in which such Change in Control occurs or any subsequent year in an amount greater than or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii) any requirement of Employer that Executive: (A) be based anywhere more than fifty (50) miles from the office where Executive is located at the time of the Change in Control, or (B) travel on Employer business to an extent substantially greater than the travel obligations of Executive immediately prior to such Change in Control; or

(iv) the failure of Employer to: (A) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Executive is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Executive's participation in or reduce Executive's benefits under any such plan, unless Executive is permitted to participate in other plans providing Executive with substantially equivalent benefits in the aggregate, or
(B) provide Executive with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Executive immediately prior to such Change in Control, including the crediting of all service for which Executive had been credited under such vacation policies prior to the Change in Control.

Notwithstanding any contrary provision in this Agreement: (A) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Executive shall not constitute Good Reason; and
(B) Executive's right to terminate employment for Good Reason shall not be affected by Executive's Disability; and (C) Executive's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Executive must provide notice of termination of employment within thirty (30) days following Executive's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

(g) "Qualifying Termination" means a termination of Executive's employment after a Change in Control (i) by Employer other than for Cause, or (ii) by Executive for Good Reason. Termination of Executive's employment on account of death, Disability (as defined in Section 4(e)) or Retirement shall not constitute a Qualifying Termination.

(h)   "Retirement " means the termination of Executive's employment with
Employer: (A) on or after the first of the month coincident with or next following Executive's attainment of age sixty-five (65), or (B) on such later date as may be provided in a written agreement between Employer and Executive.

(i)   "Subsidiary" means any corporation or other entity in which
Company: (A) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (B) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution.

(j) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

            4.2 Obligation of Executive. In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Executive agrees (as a condition to receiving any payments and benefits hereunder) not to voluntarily leave the employ of Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest, or agreement is terminated or abandoned.

            4.3 Benefits Upon Termination of Employment. If during the Termination Period Executive's employment with Employer terminates pursuant to a Qualifying Termination, then Employer shall pay to Executive the Supplemental Retirement Benefits commencing on Executive's Normal Retirement Date and payable pursuant to Section 3.1; provided, however, that Employer shall not be obligated under this Section 4.3 to pay the Supplemental Retirement Benefits if Executive is entitled to or is receiving the Supplemental Retirement Benefits under any other Section of this Agreement.

            4.4 Withholding Taxes. Employer shall withhold from all payments due to Executive (or Executive's Designated Beneficiaries) under this Agreement all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

            4.5 Reimbursement of Expenses. If any contest or dispute shall arise under this Section 4 involving the alleged failure or refusal of Employer to perform fully in accordance with the terms of
Section 4, Employer shall reimburse Executive for all reasonable legal fees and expenses (if any) incurred by Executive with respect to such contest or dispute, together with interest in an amount equal to the prime rate of Lorain National Bank from time to time in effect (but, in no event, higher than the legal rate permissible under applicable law), such interest to accrue from the date Employer becomes obligated to pay such fees and expenses through the date of payment thereof; provided, however, that this Section 4.5 shall apply only if (and to the extent that) Employer is held to have breached or violated its duties and obligations hereunder to Executive.

            4.6   Binding Agreement and Successors.

(a)   This Section 4 shall not be terminated by any Business
Combination. In the event of any Business Combination, the provisions of this Section 4 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

(b) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guaranty), by written instrument delivered to Executive (or Executive's Designated Beneficiaries), all of the obligations of Employer under this
Section 4. Failure of Employer to obtain such assumption or guaranty prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason under this Section 4. For purposes of implementing this Section 4.6(b), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Executive.

(c) This Section 4 shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

            4.7   Employment with Subsidiaries.  For purposes of this
Section 4, any and all references to Executive's employment with Employer shall be deemed to include Executive's employment by any Subsidiary and, with respect to such employment by a Subsidiary, the term "Employer" as used in this Section 4 shall be deemed to include any Subsidiary which employs Executive.

      5.    Non-Alienation of Benefits.

            The right of Executive, the Designated Beneficiaries or any other person to the payment of benefits under this Agreement shall not be assigned, transferred, pledged or encumbered, and any attempt to do so shall be void.

      6.    Status of Rights to Benefits.

            The rights of Executive and the Designated Beneficiaries to any benefits under this Agreement shall be solely those of an unsecured general creditor of Employer. Nothing contained in this Agreement and no action taken pursuant to this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between Employer and Executive or the Designated Beneficiaries. Any funds, insurance contracts or other assets of Employer (whether or not designated by Employer to provide the benefits contemplated herein) shall at all times continue to remain a part of the general funds of Employer and no person other than Employer shall have any interest in such funds or assets.


      7.    General Provisions.

            7.1 This Agreement shall not be deemed to constitute a contract of employment between the Parties and no provisions hereof shall restrict the right of Employer to terminate the Executive's services or restrict the right of the Executive to terminate Executive's services in accordance with the Employment Agreement.

            7.2 The Board of Directors of Employer shall have the full power and authority to interpret, construe and administer this Agreement, and all actions taken by the Board of Directors of Employer in good faith shall be binding and conclusive on all Parties and other interested persons. No member of the Board of Directors of Employer shall be liable to any person for any action taken or omitted in connection with the interpretation or administration of this Agreement unless attributable to said member's own willful misconduct or lack of good faith.

            7.3 This Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns, and Executive and Executive's Designated Beneficiaries, heirs, executors, administrators and legal representatives.

            7.4 This Agreement shall be construed in accordance with and governed by the laws of the State of Ohio. All Parties hereby agree that exclusive venue for all litigation arising under this Agreement lies solely with the State Courts of Lorain County, Ohio, and each Party hereby submits to the personal jurisdiction of such Lorain County State Courts.

            7.5 Except as otherwise expressly provided herein, this Agreement represents the entire agreement among the Parties regarding the subject matter hereof and all prior or contemporaneous written or oral statements, negotiations, representations, arrangements and/or agreements regarding the subject matter hereof are merged into and superseded by this Agreement. All Parties acknowledge that there are no oral or other written understandings, arrangements and/or agreements among the Parties relating to the subject matter of this Agreement.

            7.6 This Agreement may be amended only by a written document signed by all Parties, which document must clearly indicate that it constitutes an amendment to this specific Agreement and/or to a specific provision or provisions herein.

            7.7 No course of action by any Party and no refusal or neglect of any Party to exercise any right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision or provisions of this Agreement and unless such document is signed by the waiving Party.

            7.8 For purposes of this Agreement, the singular includes the plural and vice-versa and the feminine, masculine and neuter include each other.

            7.9 All provisions of this Agreement are severable and neither this Agreement nor any provision herein shall be affected by the invalidity or inapplicability of any other provision of this Agreement.


      IN WITNESS WHEREOF, Employer has caused this Agreement to be executed by its duly authorized officers, and Executive has set
Executive's hand as of the date first above written.

In The Presence Of:           THE LORAIN NATIONAL BANK

/s/Denise Harmych             By:/s/Thomas P. Ryan


/s/Ann Koler                  Title:Exec. V.P. & Secretary

                              LNB BANCORP, INC.


/s/Denise Harmych             By:/s/Thomas P. Ryan


/s/Ann Koler                  Title:Exec. V.P. & Secretary & Treas.

                              "Employer"



/s/Denise Harmych             /s/Gary C. Smith
                              Gary C. Smith, President
                                and Chief Executive Officer
/s/Ann Koler
                                     "Executive"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2000)

                     S - K Reference Number (10b)


          Supplemental Retirement Benefits Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. dated December 23, 2000.














































             SUPPLEMENTAL RETIREMENT BENEFITS AGREEMENT

                                FOR

                          THOMAS P. RYAN


      This Supplemental Retirement Benefits Agreement (the "Agreement"), made as of this 22nd day of December, 2000, by and among LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a national banking association organized and existing under the laws of the United States), which together with their respective successors and assigns are herein collectively called "Employer", and THOMAS P. RYAN, hereinafter called "Executive", is to EVIDENCE THAT:

      WHEREAS Executive has rendered valuable services to Employer and has performed Executive's duties in a capable and efficient manner and has generated substantial growth and progress to Employer; and

      WHEREAS Employer desires to retain the services of Executive and acknowledges that, if Executive were to leave Employer's employment, Employer could suffer a substantial financial loss; and

      WHEREAS Employer desires to provide Executive with certain supplemental retirement benefits (as defined in Section 3) in addition to the retirement benefits provided to Executive under The Lorain National Bank Retirement Pension Plan as restated on January 1, 1989 (herein called the "LNB Pension Plan"); and

      WHEREAS Employer further desires to provide Executive with certain benefits in the event of a "Change in Control" (as defined in Section
4); and

      WHEREAS Executive is willing to continue in the employ of Employer if Employer agrees to pay the benefits in accordance with the provisions and conditions of this Agreement;

      NOW, THEREFORE, in consideration of the mutual covenants contained herein, Employer and Executive (herein collectively called the "Parties") agree as follows:

      1.    Employment of Executive.

            In accordance with Executive's employment agreement with Employer dated September 11, 1995, as may be amended (herein called the "Employment Agreement"), Executive shall continue to perform duties for Employer in such senior executive capacity as the Board of Directors of Employer may periodically designate. Executive shall devote Executive's best efforts to the performance of Executive's duties for Employer. Executive's employment with Employer shall continue until terminated pursuant to the Employment Agreement.

      2.    Compensation.

            Executive shall be compensated for the performance of Executive's duties in accordance with the Employment Agreement.

      3.    Supplemental Retirement Benefits.

            3.1 Normal Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) from active employment with Employer on or after age 65 (herein called the "Normal Retirement Date"), Executive will be entitled to receive such supplemental retirement benefits (herein called the "Supplemental Retirement Benefits") which, when added to Executive's LNB Pension Plan benefits and the social security benefits (to which Executive is eligible on the date of Executive's employment termination), would equal seventy percent (70%) of Executive's Compensation (as defined herein). For purposes of this Agreement, the term "Compensation" is limited to the largest annual base salary, plus the largest annual bonuses, plus the largest annual Directors fees paid to Executive by Employer and by any Subsidiary (as defined in Section 4.1[i] of this Agreement) for the two (2) full calendar years of employment immediately preceding the date of Executive's employment termination as reflected on Executive's combined W-2 Federal Income Tax Statements and Form 1099s from Employer and from any Subsidiary for such years. The Supplemental Retirement Benefit shall be payable by Employer in one hundred twenty (120) equal monthly installments commencing on the first day of the calendar month immediately following the date of Executive's employment termination and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. Executive shall be under no obligation to elect to receive Social Security benefits as a condition to entitlement to the Supplemental Retirement Benefits. For purposes of this Agreement, Executive's LNB Pension Plan benefits shall be calculated as though payable as a single life annuity for Executive's life expectancy.

            3.2 Early Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) prior to the Normal Retirement Date but after attaining age 62 (herein called the "Early Retirement Date"), Executive shall be entitled to receive an applicable percentage of the Supplemental Retirement Benefits as follows:

      Early Retirement Ages:  Applicable Percentage:

      62    25%
      63    50%
      64    75%

The Supplemental Retirement Benefits determined under this Section 3.2 shall be paid by Employer in one hundred twenty (120) equal monthly installments, commencing on the first day of the calendar month after the date of Executive's employment termination and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.3 Disability. If Executive incurs a Disability (as defined in this Section 3.3) while employed by Employer under the Employment Agreement and prior to the Normal Retirement Date, Executive will be entitled to receive the actuarial equivalent of the Supplemental

Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date Executive's employment terminates because of such Disability and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "Disability" shall mean physical or mental impairment which prevents Executive from engaging in further employment by Employer under the Employment Agreement as a senior executive on a full-time basis and which, on the basis of medical evidence satisfactory to the Board of Directors of Employer, is expected to continue for a period of at least six (6) months.

            3.4 Death. If Executive dies while receiving Supplemental Retirement Benefits, any amounts due or remaining to be paid shall be paid in the same manner to such beneficiary or beneficiaries (herein called the "Designated Beneficiaries") as Executive may have designated by filing with Employer a written notice in a form acceptable to Employer. In the absence of any such designation, such unpaid amounts shall be paid to Executive's surviving spouse or, if Executive has no surviving spouse, to Executive's estate. If Executive dies prior to the Normal Retirement Date while employed by Employer under the Employment Agreement, Executive's Designated Beneficiaries will be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefit but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's death and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.5 Discharge Without Cause. If Executive is discharged without cause (as defined in this Section 3.5) at any time after the date of this Agreement and before the Normal Retirement Date, Executive shall be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's discharge and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "discharged without cause" shall mean a termination of Executive's employment for any reason other than Executive's commission of any material act of dishonesty during the period of Executive's employment, or Executive's breach of any material term of the Employment Agreement which (in the good faith opinion of the Board of Directors of Employer) adversely affects the interests of Employer, or Executive's conviction by a court (whose decision is final, binding and not subject to appeal) of a felony committed during the period of Executive's employment.

            3.6 No Duplication of Benefits. Notwithstanding any contrary provision in this Agreement, if Executive and Executive's Designated Beneficiaries become entitled to the payment of the Supplemental Retirement Benefits under any particular Section of this Agreement, such persons shall not be entitled to additional Supplemental Retirement Benefits under any other Section of this Agreement.

      4.    Change in Control Benefits.

            4.1 Definitions. For purposes of solely this Section 4, the following terms shall have the respective meanings set forth below:

(a)   "Company" means LNB Bancorp, Inc. and its successors.

(b) "Cause" means any one or more of the following: (i) the willful and continued failure of Executive to perform substantially Executive's duties with Employer (other than any such failure resulting from Executive's Disability as defined in Section 4.1(e) or any such failure subsequent to Executive's being delivered a Notice of Termination without Cause by Employer or after Executive's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Executive by Employer's Board of Directors which specifically identifies the manner in which the Board believes that Executive has not substantially performed Executive's duties and provides Executive with three (3) days to correct such failure, or (ii) the willful engaging by Executive in illegal conduct or gross misconduct which is injurious to Company or its Subsidiaries, or
(iii) the conviction of Executive of, or a plea by Executive of nolo contendere to, a felony, or (iv) Executive's breach of or failure to perform any material provision of the Employment Agreement (as defined in Section 1) which, in the good faith opinion of Employer's Board of Directors, adversely affects Employer's interests, or (v) Executive's commission of a material act of dishonesty. For purposes of this paragraph (b), no act or failure to act by Executive shall be considered "willful" unless done or omitted to be done by Executive in bad faith and without reasonable belief that Executive's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's chief executive officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of Employer.

(c) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute Company's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of Company's Board of Directors; provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"] and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's Board of Directors (the "Company Voting Securities"); provided, however, that the events described in this paragraph (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary,
(B) by any employee benefit plan sponsored or maintained by Company or any Subsidiary or by any employee stock benefit trust created by Company or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in clause (iii) of this paragraph
(c), below), (E) pursuant to any acquisition by Executive or any group of persons including Executive (or any entity controlled by Executive or by any group of persons including Executive), or (F) a transaction (other than one described in clause (iii) of this paragraph (c), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii) upon the consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation") is represented by Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination (any Business Combination which satisfies all of the criteria specified in
(A), (B) and (C) above shall be deemed to be a "Non-Qualifying
Transaction"); or

(iv) if the shareholders of Company approve a plan of complete liquidation or dissolution of Company or a sale of all or substantially all of Company's assets but only if, pursuant to such liquidation or sale, the assets of Company are transferred to an entity not owned (directly or indirectly) by Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (A) Executive's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control, (B) Executive reasonably demonstrates that such termination (or event constituting Good Reason) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (C) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

(d) "Date of Termination" means (1) the effective date on which Executive's employment by Company and its Subsidiaries terminates as specified in a prior written notice by Company, a Subsidiary or Executive (as the case may be) to the other, or (2) if Executive's employment by Company terminates by reason of death, the date of death of Executive, or (3) if the Executive incurs a Disability (as defined in Section 4.1(e)), the date of such Disability as determined by a physician chosen by Company. For purposes of determining the timing of payments and benefits to Executive under this Section 4, the date of the actual Change in Control shall be treated as Executive's Date of Termination.

(e) "Disability" means Executive's inability to perform Executive's then-existing duties with Company or its Subsidiaries on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Executive's incapacity due to physical or mental illness.

(f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

(i) (A) any change in the duties or responsibilities (including reporting responsibilities) of Executive that is inconsistent in any material and adverse respect with Executive's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (B) a material and adverse change in Executive's titles or offices (including, if applicable, membership on Employer's Board of Directors) with Employer as existing immediately prior to such Change in Control;

(ii) (A) a reduction by Employer in Executive's rate of annual base salary as in effect immediately prior to such Change in Control (or as such annual base salary may be increased from time to time thereafter), or (B) the failure by Employer to pay Executive an annual bonus in respect of the year in which such Change in Control occurs or any subsequent year in an amount greater than or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii) any requirement of Employer that Executive: (A) be based anywhere more than fifty (50) miles from the office where Executive is located at the time of the Change in Control, or (B) travel on Employer business to an extent substantially greater than the travel obligations of Executive immediately prior to such Change in Control; or

(iv) the failure of Employer to: (A) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Executive is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Executive's participation in or reduce Executive's benefits under any such plan, unless Executive is permitted to participate in other plans providing Executive with substantially equivalent benefits in the aggregate, or
(B) provide Executive with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Executive immediately prior to such Change in Control, including the crediting of all service for which Executive had been credited under such vacation policies prior to the Change in Control.

Notwithstanding any contrary provision in this Agreement: (A) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Executive shall not constitute Good Reason; and
(B) Executive's right to terminate employment for Good Reason shall not be affected by Executive's Disability; and (C) Executive's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Executive must provide notice of termination of employment within thirty (30) days following Executive's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

(g) "Qualifying Termination" means a termination of Executive's employment after a Change in Control (i) by Employer other than for Cause, or (ii) by Executive for Good Reason. Termination of Executive's employment on account of death, Disability (as defined in Section 4(e)) or Retirement shall not constitute a Qualifying Termination.

(h)   "Retirement " means the termination of Executive's employment with
Employer: (A) on or after the first of the month coincident with or next following Executive's attainment of age sixty-five (65), or (B) on such later date as may be provided in a written agreement between Employer and Executive.

(i)   "Subsidiary" means any corporation or other entity in which
Company: (A) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (B) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution.

(j) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

            4.2 Obligation of Executive. In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Executive agrees (as a condition to receiving any payments and benefits hereunder) not to voluntarily leave the employ of Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest, or agreement is terminated or abandoned.

            4.3 Benefits Upon Termination of Employment. If during the Termination Period Executive's employment with Employer terminates pursuant to a Qualifying Termination, then Employer shall pay to Executive the Supplemental Retirement Benefits commencing on Executive's Normal Retirement Date and payable pursuant to Section 3.1; provided, however, that Employer shall not be obligated under this Section 4.3 to pay the Supplemental Retirement Benefits if Executive is entitled to or is receiving the Supplemental Retirement Benefits under any other Section of this Agreement.

            4.4 Withholding Taxes. Employer shall withhold from all payments due to Executive (or Executive's Designated Beneficiaries) under this Agreement all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

            4.5 Reimbursement of Expenses. If any contest or dispute shall arise under this Section 4 involving the alleged failure or refusal of Employer to perform fully in accordance with the terms of
Section 4, Employer shall reimburse Executive for all reasonable legal fees and expenses (if any) incurred by Executive with respect to such contest or dispute, together with interest in an amount equal to the prime rate of Lorain National Bank from time to time in effect (but, in no event, higher than the legal rate permissible under applicable law), such interest to accrue from the date Employer becomes obligated to pay such fees and expenses through the date of payment thereof; provided, however, that this Section 4.5 shall apply only if (and to the extent that) Employer is held to have breached or violated its duties and obligations hereunder to Executive.

            4.6   Binding Agreement and Successors.

(a)   This Section 4 shall not be terminated by any Business
Combination. In the event of any Business Combination, the provisions of this Section 4 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

(b) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guaranty), by written instrument delivered to Executive (or Executive's Designated Beneficiaries), all of the obligations of Employer under this
Section 4. Failure of Employer to obtain such assumption or guaranty prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason under this Section 4. For purposes of implementing this Section 4.6(b), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Executive.

(c) This Section 4 shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

            4.7   Employment with Subsidiaries.  For purposes of this
Section 4, any and all references to Executive's employment with Employer shall be deemed to include Executive's employment by any Subsidiary and, with respect to such employment by a Subsidiary, the term "Employer" as used in this Section 4 shall be deemed to include any Subsidiary which employs Executive.

      5.    Non-Alienation of Benefits.

            The right of Executive, the Designated Beneficiaries or any other person to the payment of benefits under this Agreement shall not be assigned, transferred, pledged or encumbered, and any attempt to do so shall be void.

      6.    Status of Rights to Benefits.

            The rights of Executive and the Designated Beneficiaries to any benefits under this Agreement shall be solely those of an unsecured general creditor of Employer. Nothing contained in this Agreement and no action taken pursuant to this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between Employer and Executive or the Designated Beneficiaries. Any funds, insurance contracts or other assets of Employer (whether or not designated by Employer to provide the benefits contemplated herein) shall at all times continue to remain a part of the general funds of Employer and no person other than Employer shall have any interest in such funds or assets.


      7.    General Provisions.

            7.1 This Agreement shall not be deemed to constitute a contract of employment between the Parties and no provisions hereof shall restrict the right of Employer to terminate the Executive's services or restrict the right of the Executive to terminate Executive's services in accordance with the Employment Agreement.

            7.2 The Board of Directors of Employer shall have the full power and authority to interpret, construe and administer this Agreement, and all actions taken by the Board of Directors of Employer in good faith shall be binding and conclusive on all Parties and other interested persons. No member of the Board of Directors of Employer shall be liable to any person for any action taken or omitted in connection with the interpretation or administration of this Agreement unless attributable to said member's own willful misconduct or lack of good faith.

            7.3 This Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns, and Executive and Executive's Designated Beneficiaries, heirs, executors, administrators and legal representatives.

            7.4 This Agreement shall be construed in accordance with and governed by the laws of the State of Ohio. All Parties hereby agree that exclusive venue for all litigation arising under this Agreement lies solely with the State Courts of Lorain County, Ohio, and each Party hereby submits to the personal jurisdiction of such Lorain County State Courts.

            7.5 Except as otherwise expressly provided herein, this Agreement represents the entire agreement among the Parties regarding the subject matter hereof and all prior or contemporaneous written or oral statements, negotiations, representations, arrangements and/or agreements regarding the subject matter hereof (including, but not limited to, a certain Supplemental Retirement Agreement dated July 30,
1999) are merged into and superseded by this Agreement. All Parties acknowledge that there are no oral or other written understandings, arrangements and/or agreements among the Parties relating to the subject matter of this Agreement.

            7.6 This Agreement may be amended only by a written document signed by all Parties, which document must clearly indicate that it constitutes an amendment to this specific Agreement and/or to a specific provision or provisions herein.

            7.7 No course of action by any Party and no refusal or neglect of any Party to exercise any right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision or provisions of this Agreement and unless such document is signed by the waiving Party.

            7.8 For purposes of this Agreement, the singular includes the plural and vice-versa and the feminine, masculine and neuter include each other.

            7.9 All provisions of this Agreement are severable and neither this Agreement nor any provision herein shall be affected by the invalidity or inapplicability of any other provision of this Agreement.

      IN WITNESS WHEREOF, Employer has caused this Agreement to be executed by its duly authorized officers, and Executive has set
Executive's hand as of the date first above written.


In The Presence Of:           THE LORAIN NATIONAL BANK


/s/Mary Ann Elmore            By:Gary C. Smith


/s/Denise M. Harmych          Title: President & CEO


                              LNB BANCORP, INC.


/s/Mary Ann Elmore            By:Gary C. Smith


/s/Denise M. Harmych          Title:President & CEO

                                  "Employer"


/s/Mary Ann Elmore            /s/Thomas P. Ryan
                              Thomas P. Ryan, Executive Vice President
                                and Secretary/Treasurer
/s/Denise M. Harmych
                                       "Executive"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2000)

                     S - K Reference Number (10c)


          Supplemental Retirement Benefits Agreement by and between Gregory D. Freidman and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000.

             SUPPLEMENTAL RETIREMENT BENEFITS AGREEMENT

                               FOR

                      GREGORY D. FRIEDMAN


      Supplemental Retirement Benefits Agreement (the "Agreement"), made as of this 22nd day of December, 2000, by and among LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a national banking association organized and existing under the laws of the United States), which together with their respective successors and assigns are herein collectively called "Employer", and GREGORY D. FRIEDMAN, hereinafter called "Executive", is to EVIDENCE THAT:

      WHEREAS Executive has rendered valuable services to Employer and has performed Executive's duties in a capable and efficient manner and has generated substantial growth and progress to Employer; and

      WHEREAS Employer desires to retain the services of Executive and acknowledges that, if Executive were to leave Employer's employment, Employer could suffer a substantial financial loss; and

      WHEREAS Employer desires to provide Executive with certain supplemental retirement benefits (as defined in Section 3) in addition to the retirement benefits provided to Executive under The Lorain National Bank Retirement Pension Plan as restated on January 1, 1989 (herein called the "LNB Pension Plan"); and

      WHEREAS Employer further desires to provide Executive with certain benefits in the event of a "Change in Control" (as defined in Section
4); and

      WHEREAS Executive is willing to continue in the employ of Employer if Employer agrees to pay the benefits in accordance with the provisions and conditions of this Agreement;

      NOW, THEREFORE, in consideration of the mutual covenants contained herein, Employer and Executive (herein collectively called the "Parties") agree as follows:

      1.    Employment of Executive.

            In accordance with Executive's employment agreement with Employer (herein called the "Employment Agreement"), Executive shall continue to perform duties for Employer in such senior executive capacity as the Board of Directors of Employer may periodically designate. Executive shall devote Executive's best efforts to the performance of Executive's duties for Employer. Executive's employment with Employer shall continue until terminated pursuant to the Employment Agreement.

      2.    Compensation.

            Executive shall be compensated for the performance of Executive's duties in accordance with the Employment Agreement.

      3.    Supplemental Retirement Benefits.

            3.1 Normal Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) from active employment with Employer on or after age 65 (herein called the "Normal Retirement Date"), Executive will be entitled to receive such supplemental retirement benefits (herein called the "Supplemental Retirement Benefits") which, when added to Executive's LNB Pension Plan benefits and the social security benefits (to which Executive is eligible on the date of Executive's employment termination), would equal seventy percent (70%) of Executive's Compensation (as defined herein). For purposes of this Agreement, the term "Compensation" is limited to the largest annual base salary and the largest annual bonuses paid to Executive by Employer and by any Subsidiary (as defined in Section 4.1[i] of this Agreement) for the two
(2) full calendar years of employment immediately preceding the date of Executive's employment termination as reflected on Executive's combined W-2 Federal Income Tax Statements from Employer and from any Subsidiary for such years. The Supplemental Retirement Benefit shall be payable by Employer in one hundred twenty (120) equal monthly installments commencing on the first day of the calendar month immediately following the date of Executive's employment termination and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. Executive shall be under no obligation to elect to receive Social Security benefits as a condition to entitlement to the Supplemental Retirement Benefits. For purposes of this Agreement, Executive's LNB Pension Plan benefits shall be calculated as though payable as a single life annuity for Executive's life expectancy.

            3.2 Early Retirement. If Executive remains in the continuous employ of Employer pursuant to the Employment Agreement and retires or is discharged by Employer (for any reason, with or without cause) prior to the Normal Retirement Date but after attaining age 62 (herein called the "Early Retirement Date"), Executive shall be entitled to receive an applicable percentage of the Supplemental Retirement Benefits as follows:

      Early Retirement Ages:  Applicable Percentage:

      62    25%
      63    50%
      64    75%

The Supplemental Retirement Benefits determined under this Section 3.2 shall be paid by Employer in one hundred twenty (120) equal monthly installments, commencing on the first day of the calendar month after the date of Executive's employment termination and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.3 Disability. If Executive incurs a Disability (as defined in this Section 3.3) while employed by Employer under the Employment Agreement and prior to the Normal Retirement Date, Executive will be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date Executive's employment terminates because of such Disability and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "Disability" shall mean physical or mental impairment which prevents Executive from engaging in further employment by Employer under the Employment Agreement as a senior executive on a full-time basis and which, on the basis of medical evidence satisfactory to the Board of Directors of Employer, is expected to continue for a period of at least six (6) months.

            3.4 Death. If Executive dies while receiving Supplemental Retirement Benefits, any amounts due or remaining to be paid shall be paid in the same manner to such beneficiary or beneficiaries (herein called the "Designated Beneficiaries") as Executive may have designated by filing with Employer a written notice in a form acceptable to Employer. In the absence of any such designation, such unpaid amounts shall be paid to Executive's surviving spouse or, if Executive has no surviving spouse, to Executive's estate. If Executive dies prior to the Normal Retirement Date while employed by Employer under the Employment Agreement, Executive's Designated Beneficiaries will be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefit but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's death and continuing for one hundred nineteen (119) equal installments on the first day of each calendar month thereafter.

            3.5 Discharge Without Cause. If Executive is discharged without cause (as defined in this Section 3.5) at any time after the date of this Agreement and before the Normal Retirement Date, Executive shall be entitled to receive the actuarial equivalent of the Supplemental Retirement Benefits but payable by Employer commencing on the first day of the calendar month immediately following the date of Executive's discharge and continuing in one hundred nineteen (119) equal installments on the first day of each calendar month thereafter. For purposes of this Agreement, the term "discharged without cause" shall mean a termination of Executive's employment for any reason other than Executive's commission of any material act of dishonesty during the period of Executive's employment, or Executive's breach of any material term of the Employment Agreement which (in the good faith opinion of the Board of Directors of Employer) adversely affects the interests of Employer, or Executive's conviction by a court (whose decision is final, binding and not subject to appeal) of a felony committed during the period of Executive's employment.

            3.6 No Duplication of Benefits. Notwithstanding any contrary provision in this Agreement, if Executive and Executive's Designated Beneficiaries become entitled to the payment of the Supplemental Retirement Benefits under any particular Section of this Agreement, such persons shall not be entitled to additional Supplemental Retirement Benefits under any other Section of this Agreement.

      4.    Change in Control Benefits.

            4.1 Definitions. For purposes of solely this Section 4, the following terms shall have the respective meanings set forth below:

(a)   "Company" means LNB Bancorp, Inc. and its successors.

(b) "Cause" means any one or more of the following: (i) the willful and continued failure of Executive to perform substantially Executive's duties with Employer (other than any such failure resulting from Executive's Disability as defined in Section 4.1(e) or any such failure subsequent to Executive's being delivered a Notice of Termination without Cause by Employer or after Executive's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Executive by Employer's Board of Directors which specifically identifies the manner in which the Board believes that Executive has not substantially performed Executive's duties and provides Executive with three (3) days to correct such failure, or (ii) the willful engaging by Executive in illegal conduct or gross misconduct which is injurious to Company or its Subsidiaries, or
(iii) the conviction of Executive of, or a plea by Executive of nolo contendere to, a felony, or (iv) Executive's breach of or failure to perform any material provision of the Employment Agreement (as defined in Section 1) which, in the good faith opinion of Employer's Board of Directors, adversely affects Employer's interests, or (v) Executive's commission of a material act of dishonesty. For purposes of this paragraph (b), no act or failure to act by Executive shall be considered "willful" unless done or omitted to be done by Executive in bad faith and without reasonable belief that Executive's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's chief executive officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Executive in good faith and in the best interests of Employer.

(c) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute Company's Board of Directors (the "Incumbent Directors") cease for any reason to constitute at least a majority of Company's Board of Directors; provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"] and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the

Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's Board of Directors (the "Company Voting Securities"); provided, however, that the events described in this paragraph (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary,
(B) by any employee benefit plan sponsored or maintained by Company or any Subsidiary or by any employee stock benefit trust created by Company or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in clause (iii) of this paragraph
(c), below), (E) pursuant to any acquisition by Executive or any group of persons including Executive (or any entity controlled by Executive or by any group of persons including Executive), or (F) a transaction (other than one described in clause (iii) of this paragraph (c), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii).upon the consummation of a merger, consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the "Parent Corporation") is represented by Company Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were Incumbent Directors at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination (any Business Combination which satisfies all of the criteria specified in
(A), (B) and (C) above shall be deemed to be a "Non-Qualifying
Transaction"); or

(iv) if the shareholders of Company approve a plan of complete liquidation or dissolution of Company or a sale of all or substantially all of Company's assets but only if, pursuant to such liquidation or sale, the assets of Company are transferred to an entity not owned (directly or indirectly) by Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (A) Executive's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control, (B) Executive reasonably demonstrates that such termination (or event constituting Good Reason) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (C) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

(d) "Date of Termination" means (1) the effective date on which Executive's employment by Company and its Subsidiaries terminates as specified in a prior written notice by Company, a Subsidiary or Executive (as the case may be) to the other, or (2) if Executive's employment by Company terminates by reason of death, the date of death of Executive, or (3) if the Executive incurs a Disability (as defined in Section 4.1(e)), the date of such Disability as determined by a physician chosen by Company. For purposes of determining the timing of payments and benefits to Executive under this Section 4, the date of the actual Change in Control shall be treated as Executive's Date of Termination.

(e) "Disability" means Executive's inability to perform Executive's then-existing duties with Company or its Subsidiaries on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Executive's incapacity due to physical or mental illness.

(f) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in Control:

(i) (A) any change in the duties or responsibilities (including reporting responsibilities) of Executive that is inconsistent in any material and adverse respect with Executive's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (B) a material and adverse change in Executive's titles or offices (including, if applicable, membership on Employer's Board of Directors) with Employer as existing immediately prior to such Change in Control;

(ii) (A) a reduction by Employer in Executive's rate of annual base salary as in effect immediately prior to such Change in Control (or as such annual base salary may be increased from time to time thereafter), or (B) the failure by Employer to pay Executive an annual bonus in respect of the year in which such Change in Control occurs or any subsequent year in an amount greater than or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii).any requirement of Employer that Executive: (A) be based anywhere more than fifty (50) miles from the office where Executive is located at the time of the Change in Control, or (B) travel on Employer business to an extent substantially greater than the travel obligations of Executive immediately prior to such Change in Control; or

(iv) the failure of Employer to: (A) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Executive is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Executive's participation in or reduce Executive's benefits under any such plan, unless Executive is permitted to participate in other plans providing Executive with substantially equivalent benefits in the aggregate, or
(B) provide Executive with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Executive immediately prior to such Change in Control, including the crediting of all service for which Executive had been credited under such vacation policies prior to the Change in Control.

Notwithstanding any contrary provision in this Agreement: (A) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Executive shall not constitute Good Reason; and
(B) Executive's right to terminate employment for Good Reason shall not be affected by Executive's Disability; and (C) Executive's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Executive must provide notice of termination of employment within thirty (30) days following Executive's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

(g) "Qualifying Termination" means a termination of Executive's employment after a Change in Control (i) by Employer other than for Cause, or (ii) by Executive for Good Reason. Termination of Executive's employment on account of death, Disability (as defined in Section 4(e)) or Retirement shall not constitute a Qualifying Termination.

(h)   "Retirement " means the termination of Executive's employment with
Employer: (A) on or after the first of the month coincident with or next following Executive's attainment of age sixty-five (65), or (B) on such later date as may be provided in a written agreement between Employer and Executive.

(i)   "Subsidiary" means any corporation or other entity in which
Company: (A) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (B) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution.

(j) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

            4.2 Obligation of Executive. In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Executive agrees (as a condition to receiving any payments and benefits hereunder) not to voluntarily leave the employ of Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest, or agreement is terminated or abandoned.

            4.3 Benefits Upon Termination of Employment. If during the Termination Period Executive's employment with Employer terminates pursuant to a Qualifying Termination, then Employer shall pay to Executive the Supplemental Retirement Benefits commencing on Executive's Normal Retirement Date and payable pursuant to Section 3.1; provided, however, that Employer shall not be obligated under this Section 4.3 to pay the Supplemental Retirement Benefits if Executive is entitled to or is receiving the Supplemental Retirement Benefits under any other Section of this Agreement.

            4.4 Withholding Taxes. Employer shall withhold from all payments due to Executive (or Executive's Designated Beneficiaries) under this Agreement all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

            4.5 Reimbursement of Expenses. If any contest or dispute shall arise under this Section 4 involving the alleged failure or refusal of Employer to perform fully in accordance with the terms of
Section 4, Employer shall reimburse Executive for all reasonable legal fees and expenses (if any) incurred by Executive with respect to such contest or dispute, together with interest in an amount equal to the prime rate of Lorain National Bank from time to time in effect (but, in no event, higher than the legal rate permissible under applicable law), such interest to accrue from the date Employer becomes obligated to pay such fees and expenses through the date of payment thereof; provided, however, that this Section 4.5 shall apply only if (and to the extent that) Employer is held to have breached or violated its duties and obligations hereunder to Executive.

            4.6   Binding Agreement and Successors.

(a)   This Section 4 shall not be terminated by any Business
Combination. In the event of any Business Combination, the provisions of this Section 4 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

(b) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guaranty), by written instrument delivered to Executive (or Executive's Designated Beneficiaries), all of the obligations of Employer under this
Section 4. Failure of Employer to obtain such assumption or guaranty prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason under this Section 4. For purposes of implementing this Section 4.6(b), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Executive.

(c) This Section 4 shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

            4.7   Employment with Subsidiaries.  For purposes of this
Section 4, any and all references to Executive's employment with Employer shall be deemed to include Executive's employment by any Subsidiary and, with respect to such employment by a Subsidiary, the term "Employer" as used in this Section 4 shall be deemed to include any Subsidiary which employs Executive.

      5.    Non-Alienation of Benefits.

            The right of Executive, the Designated Beneficiaries or any other person to the payment of benefits under this Agreement shall not be assigned, transferred, pledged or encumbered, and any attempt to do so shall be void.

      6.    Status of Rights to Benefits.

            The rights of Executive and the Designated Beneficiaries to any benefits under this Agreement shall be solely those of an unsecured general creditor of Employer. Nothing contained in this Agreement and no action taken pursuant to this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between Employer and Executive or the Designated Beneficiaries. Any funds, insurance contracts or other assets of Employer (whether or not designated by Employer to provide the benefits contemplated herein) shall at all times continue to remain a part of the general funds of Employer and no person other than Employer shall have any interest in such funds or assets.


      7.    General Provisions.

            7.1 This Agreement shall not be deemed to constitute a contract of employment between the Parties and no provisions hereof shall restrict the right of Employer to terminate the Executive's services or restrict the right of the Executive to terminate Executive's services in accordance with the Employment Agreement.

            7.2 The Board of Directors of Employer shall have the full power and authority to interpret, construe and administer this Agreement, and all actions taken by the Board of Directors of Employer in good faith shall be binding and conclusive on all Parties and other interested persons. No member of the Board of Directors of Employer shall be liable to any person for any action taken or omitted in connection with the interpretation or administration of this Agreement unless attributable to said member's own willful misconduct or lack of good faith.

            7.3 This Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns, and Executive and Executive's Designated Beneficiaries, heirs, executors, administrators and legal representatives.

            7.4 This Agreement shall be construed in accordance with and governed by the laws of the State of Ohio. All Parties hereby agree that exclusive venue for all litigation arising under this Agreement lies solely with the State Courts of Lorain County, Ohio, and each Party hereby submits to the personal jurisdiction of such Lorain County State Courts.

            7.5 Except as otherwise expressly provided herein, this Agreement represents the entire agreement among the Parties regarding the subject matter hereof and all prior or contemporaneous written or oral statements, negotiations, representations, arrangements and/or agreements regarding the subject matter hereof (including, but not limited to, a certain Supplemental Retirement Agreement dated July 31,
1996) are merged into and superseded by this Agreement. All Parties acknowledge that there are no oral or other written understandings, arrangements and/or agreements among the Parties relating to the subject matter of this Agreement.

            7.6 This Agreement may be amended only by a written document signed by all Parties, which document must clearly indicate that it constitutes an amendment to this specific Agreement and/or to a specific provision or provisions herein.

            7.7 No course of action by any Party and no refusal or neglect of any Party to exercise any right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision or provisions of this Agreement and unless such document is signed by the waiving Party.

            7.8 For purposes of this Agreement, the singular includes the plural and vice-versa and the feminine, masculine and neuter include each other.

            7.9 All provisions of this Agreement are severable and neither this Agreement nor any provision herein shall be affected by the invalidity or inapplicability of any other provision of this Agreement.


      IN WITNESS WHEREOF, Employer has caused this Agreement to be executed by its duly authorized officers, and Executive has set
Executive's hand as of the date first above written.


In The Presence Of:           THE LORAIN NATIONAL BANK


/s/Ann E. Koler               By:/s/Gary C. Smith


/s/Mary Ann Elmore            Title:President and Chief Executive
                                    Officer


                              LNB BANCORP, INC.


/s/Ann E. Koler               By:/s/Gary C. Smith


/s/Mary Ann Elmore            Title:President and Chief Executive
                                    Officer
                                       "Employer"


/s/Ann E. Koler               /s/Gregory D. Friedman
                              Gregory D. Friedman,    Executive
                                Vice President and Chief Financial
                                Officer
/s/Mary Ann Elmore
                                       "Executive"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2000)

                     S - K Reference Number (10h)


          Non-qualified Incentive Stock Option Agreement by and between Gary C. Smith and LNB Bancorp, Inc. dated December 15, 2000.

           NON-QUALIFIED INCENTIVE STOCK OPTION AGREEMENT
                               FOR
                            GARY C. SMITH

  This agreement (the "Agreement"), entered into as of this 15th day of December, 2000, by and between LNB BANCORP, INC., an Ohio corporation (the "Company"), and GARY C. SMITH ("Employee"), is to EVIDENCE THAT, in consideration of the mutual promises made herein and for other valuable consideration (the receipt and sufficiency of which are hereby acknowledged), Employee and Company (the "Parties") hereby agree as follows:

1. Grant of Non-qualified Options. Subject to the terms and conditions of this Agreement, Company hereby grants to Employee options (the "Options") to purchase a total of five thousand (5,000) of Company's common shares, One Dollar ($1.00) par value (the "Optional Shares"), at an exercise price of Twenty-Two Dollars ($22.00) per share. All Options granted hereunder are non-qualified.

2.   Duration and Exercise of Options

     2.1 Employee may exercise the Options at any time on or before the expiration of ten (10) years after December 15, 2000 (the "Exercise Period"); provided, however, that: (i) the Exercise Period shall be reduced in the event of death, disability, retirement, or other termination of Employee's employment in accordance with Section 2.4 of this Agreement, and (ii) the Exercise Period may be extended by mutual agreement of the Parties.
     2.2 The exercise of any Option and the delivery of the Optioned Shares shall be contingent upon Company's receipt of written notice specifying the number of Optioned Shares to be purchased, accompanied by the full purchase price in cash or (at the discretion of Company) in whole or in part by common shares of the Company values at fair market value (as determined by the Company's Board of Directors).
     2.3 No Option may be exercised after termination of employment of Employee except as provided in Section 2.4 of this Agreement.
     2.4 Upon termination of Employee's employment with Company for any reason (including, but not limited to, by retirement under a retirement plan of Company), other than death, disability or Company's termination for cause, the Exercise Period shall end upon the expiration of three
(3) months after the date of such employment termination. If Employee's employment is terminated for cause (as determined by Company's Board of Directors), all Employee's rights under this Agreement shall expire upon such termination. Upon the death or disability (as determined by Company's Board of Directors) of Employee during Employee's employment with Company, the Exercise Period shall end upon the expiration of twelve (12) months after the date of such death or disability. The Board of Directors of Company shall determine, for purposes of this Agreement, the reason for termination of Employee's employment and its determination shall be binding and conclusive.
     2.5 Options may be exercised in whole or in part but only with respect to whole Optional Shares and a minimum of one hundred (100) Optioned Share lots.
     2.6 Company shall not be required to issue or deliver any certificate for Optioned Shares upon the exercise of any of the Options prior to: (i) completion of any registration or other qualification of such Optioned Shares under any State or Federal law or ruling or regulation of any governmental agency that Company, in its sole discretion, determines is necessary or advisable, and (ii) the Board of Directors of Company shall have been advised by counsel that all applicable legal requirements pertaining to the Optioned Shares have been satisfied.
3. Non-Transferability of Options. Without Company's prior written approval, the Options shall not be transferable otherwise than by will or by the law's of descent and distribution and may be exercised during the Employee's lifetime only by the Employee.
4. Effect of Changes on Capital Structure. The Board of Directors of Company make appropriate adjustments in the price of the Optioned Shares and the number allotted or subject to allottment if there are any changes in the outstanding common shares of Company by reason of share dividends, share splits, reverse share splits, recapitalizations, mergers or consolidations.
5. Authority to Withhold Tax. Employee hereby consents to the withholding of such employment and other taxes as are required by law and further agrees that, as a condition of exercise of the Options by Employee, Company may, (if in its sole discretion Company determines that such payroll withholding is impractical or insufficient) require that Employee advance all or a portion of such taxes to Company.
6.   Representations and Warranties of Employee.
     6.1 Employee represents and warrants that Employee is a resident of the State of Ohio, intends to remain a resident of Ohio, and is acquiring the Options for investment purposes and not with the intention of resale.
     6.2 Employee represents and warrants that Employee and Employee's representatives (if any): (i) have been provided with the opportunity to obtain all financial and other information regarding Company, its business and financial status, and the Options as requested by Employee, and (ii) have been afforded the opportunity to ask questions regarding Company, its business and financial status, and the Options and all such questions have been answered to Employee's satisfaction; and (iii) are experienced in business and financial matters of the type in which Company is engaged and can evaluate the relative risks and merits of Employee's financial participation in Company, and (iv) have been given the opportunity to obtain independent legal and/or tax counsel regarding all aspects of this Agreement and all transactions contemplated by this Agreement.
     6.3 Employee acknowledges and understands that: (i) no market exists for the resale of the Options and Employee is acquiring the Options as an investment and not for resale, transfer or other disposition; and (ii) Employee's acquisition of the Options involves a degree of risk and Employee is able to bear the loss of Employee's entire financial investment in Company.
     6.4 Employee further understands and acknowledges that none of the Options has been registered under the Securities Act of 1933 (as amended) or under any applicable State securities laws and that, therefore, Employee may not sell, offer for sale, pledge, assign, transfer or otherwise dispose of the options unless Employee complies with all other provisions of this Agreement and:
         (a) The Options are registered under the Securities Act of 1933 (as amended) and under any applicable State securities laws; or
         (b) Company receives an opinion of legal counsel satisfactory to Company that the proposed sale, offer or other disposition of the

Options does not require the registration of the Options under the Securities Act of 1933 (as amended) or under any applicable State securities laws.
7.   Miscellaneous.
     7.1 This agreement is signed and executed in the City of Lorain, County of Lorain, State of Ohio, and Ohio's laws shall govern all disputes, controversies, matters of interpretation and litigation arising hereunder. Both Parties acknowledge and agree that, even if Employee becomes a resident of another State, exclusive venue for any disputes, controversies or litigation arising under this Agreement lies solely and exclusively with the State Courts located within Lorain County, Ohio and, further, agree to submit (jointly and individually) to the personal jurisdiction of the State Courts located within Lorain County, Ohio.
     7.2 Except as otherwise expressly stated herein, this Agreement constitutes the entire agreement between the Parties regarding the Options and the Optioned Shares and all prior or contemporaneous written or verbal negotiations, statements, understandings, representations, arrangements, commitments and/or agreements regarding the subject matter hereof are superseded by and merged into this Agreement. All Parties acknowledge and agree that, except as expressly provided in this Agreement, there are no additional written or verbal understandings, arrangements, agreements or commitments regarding the subject matter of this Agreement. Employee acknowledges that, as an inducement to sign and comply with this Agreement, Employee has not relied upon any promises, statements or representations of Company which are not expressly stated in this Agreement.
     7.3 For purposes of this Agreement, the singular includes the plural and vice-versa and the masculine, feminine and neuter include each other.
     7.4 This Agreement may not be amended, altered or otherwise changed in any manner other than through a written document clearly designated as an amendment to this specific Agreement and signed by both Parties.
     7.5 All provisions of this Agreement are severable and neither this Agreement no any provision hereof shall be affected by the invalidity or unenforceability of any other provision of this Agreement.
     7.6 No course of action by any Party, and no refusal or neglect of any Party to exercise any right hereunder or to enforce compliance with the terms of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver of a specific provision of this Agreement and unless such document is signed by the waiving Party.
     7.7 The headings and captions designated in this Agreement are for convenience only and shall not be used to enlarge, contract or otherwise interpret any provisions of this Agreement.
     7.8 This Agreement is binding upon both Parties and their respective heirs, executors, administrators, successors and assigns.

  IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first set forth above.
                                     LNB BANCORP, INC.
                                     By:/s/Gregory D. Friedman

                                             "Company"


                                     /s/Gary C. Smith

                                     Gary C. Smith

                                            "Employee"

                         LNB Bancorp, Inc.



                       Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2000)

                     S - K Reference Number (11)


               Statements re: Computation of Per Share Earnings.

       The statements regarding the Computation of Per Share Earnings is incorporated herein by reference to Footnote 2
           "Earnings Per Share" on page 18 of the LNB Bancorp, Inc.
                           2000 Annual Report

                             LNB Bancorp, Inc.

                          Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 2000)

                        S - K Reference Number (13)




                   LNB Bancorp, Inc. 2000 Annual Report
                             to Shareholders.

COVER DESCRIPTION


Three photos of Ohio Reads volunteers with their students

2000 Annual Report

LNB BANCORP, INC.

Front of Cover Flap

Corporate Profile

LNB Bancorp, Inc. is a $622.1 million financial holding company headquartered in Lorain, Ohio. The predecessor of LNB Bancorp, Inc., The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, The Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc.

LNB Bancorp, Inc. received its financial holding company status on March 13, 2000. In the second half of 2000, LNB Bancorp, Inc. formed a wholly owned insurance subsidiary named Charleston Insurance Agency, Inc., which will initially offer life, accident and health insurance and fixed annuity products. Also, LNB Bancorp, Inc. entered into a joint venture owning a 49 percent interest in a title company named Charleston Title Insurance Agency, LLC offering traditional title services.

In the first quarter of 2001, Lorain National Bank entered into an agreement with Raymond James Financial Services, Inc. for Raymond James to offer brokerage services including stock, mutual funds and variable annuity products at select Lorain National Bank offices.

The Lorain National Bank specializes in personal, mortgage, and small business banking services along with investment management and trust services. Lorain National Bank operates 21 retail branches and 29 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake located in Lorain, eastern Erie, and western Cuyahoga counties. Lorain National Bank offers products and services by telephone through its 24 hour Telebanker and Telepay systems and provides product and service information on the internet at www.4LNB.com. Lorain National Bank is a member of the Federal Reserve Bank of Cleveland, a voluntary member of the Federal Home Loan Bank of Cincinnati, with its deposits insured by the Federal Deposit Insurance Corporation, an Equal Employment Opportunity, Affirmative Action Employer and an Equal Housing Lender.

Our Vision

The vision of LNB Bancorp, Inc. is to become recognized as the most progressive and dynamic, independent provider of financial services in our market.

Our Mission

The mission of LNB Bancorp, Inc. is to be a profitable, responsible, independent business that provides extraordinary service to our customers and community, while maximizing shareholder value and creating a high-quality and challenging work environment for our employees.

Logos for NASDAQ Listing, Federal Deposit Insurance Corporation, Federal Home Loan Bank System and Equal Housing Lender

Back of Cover Flap

Table of Contents

Corporate and Investor Information. . . . . . . . . . . .IFC

LNB Bancorp, Inc. Common Stock
  and Dividend Information . . . . . . . . . . . . . . . IFC

Consolidated Financial Highlights. . . . . . . . . . . . . 1

Message to Our Shareholders. . . . . . . . . . . . . . . . 2

Employee Pictorials. . . . . . . . . . . . . . . . . . . . 6

Consolidated Balance Sheets  . . . . . . . . . . . . . . .12

Consolidated Statements of Income  . . . . . . . . . . . .13

Consolidated Statements of Cash Flows  . . . . . . . . . .14

Consolidated Statements of Shareholders' Equity  . . . . .15

Notes to Consolidated Financial Statements . . . . . . . .16

Report of Management . . . . . . . . . . . . . . . . . . .32

Report of Independent Auditors . . . . . . . . . . . . . .32

Selected Unaudited Quarterly Financial Data  . . . . . . .33

Five Year Consolidated Financial Summary . . . . . . . . .34

Management's Discussion & Analysis . . . . . . . . . . . .35

Directors and Officers of LNB Bancorp, Inc.. . . . . . . .44

Directors Emeritii of Lorain National Bank . . . . . . . .44

Directors and Officers of Charleston Insurance
  Agency, Inc. . . . . . . . . . . . . . . . . . . . . . .44

Officers of Lorain National Bank . . . . . . . . . . . . .45

Banking Offices and ATMs . . . . . . . . . . . . . . . . .46

Investments and Trust Services . . . . . . . . . . . . . .47

Earnings, Dividend and Book Value
 per Share Performance . . . . . . . . . . . . . . . . . .48

Corporate and Investor Information

Corporate Headquarters
If you need to contact the corporate headquarters of LNB Bancorp, Inc., call or write to:

LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
(800) 860-1007

Annual Meeting
The 2001 Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 10:00 a.m., Eastern Daylight Savings Time, on Tuesday, April 17, 2001 at Lorain National Bank, 521 Broadway, Lorain, Ohio 44052.

Financial Publication Requests
Copies of the LNB Bancorp, Inc.'s Annual or Quarterly Reports or the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be furnished to shareholders upon written request to:

Thomas P. Ryan
Executive Vice President and
Secretary/Treasurer
LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739

Independent Auditors
KPMG LLP
Once Cleveland Center
1375 East 9th Street, Suite 2600
Cleveland, Ohio 44114-1796

Quarterly Earnings Reporting
For 2001, LNB Bancorp, Inc.'s quarterly earnings are anticipated to be announced on or about the fourth Tuesday of April, July, October 2001 and January 2002. Any investor desiring a copy of an earnings release can obtain one by calling (800) 860-1007.

Stock Transfer Agent and Registrar
Shareholders that hold their shares in physical certification form and have requests for information about their share balances, a change in name or address, lost certificates, or other shareholder account matters, should call or write:

Registrar and Transfer Company
Investor Relations Department
10 Commerce Drive
Cranford, New Jersey 07016-9982
(800) 368-5948

Dividend Reinvestment and Cash Stock Purchase Plan
LNB Bancorp, Inc. shareholders who wish to apply quarterly cash dividends or optional cash payments toward the purchase of additional LNB Bancorp, Inc. common stock may take advantage of a dividend reinvestment plan available through Registrar and Transfer Company. Inquiries or requests for a description of the dividend reinvestment plan should be made to:

Registrar and Transfer Company
Dividend Reinvestment Plans
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948

Investor Relations
Analysts and investors seeking financial information about LNB Bancorp, Inc. should call our Investor Relations Department at (440) 244-7317 or
(800) 860-1007. You may also request financial information on LNB Bancorp, Inc. by completing the postage paid card titled "LNB Bancorp, Inc. - Common Stock" located at the end of this Annual Report. Either way, we would be happy to respond to your requests for information. Information on LNB Bancorp, Inc.'s financial results and its subsidiaries' products and services can be accessed on the Internet at www.4LNB.com.

LNB Bancorp, Inc. Logo

Inside front cover
LNB Bancorp, Inc. Common Stock and Dividend Information

Common Stock Trading Ranges and Cash Dividends Declared

                   2000             1999
---------------------------------------------
               Closing Price* Closing Price*

                High    Low     High    Low
---------------------------------------------
First Quarter  $24.25  $18.75  $28.25  $25.25
Second Quarter  25.69   20.00   27.25   25.00
Third Quarter   21.47   18.00   26.25   23.25
Fourth Quarter  23.25   20.50   26.50   22.00
---------------------------------------------
*All closing prices and cash dividend amounts have been adjusted to reflect the two percent stock dividend in 2000.

                                  2000             1999
-------------------------------------------------------------
                                  Cash             Cash
                                Dividend         Dividend
                                 Amount*          Amount*
-------------------------------------------------------------
First Quarter - regular . . . . .$ .24            $ .21
Second Quarter - regular. . . . .  .24              .21
Third Quarter - regular . . . . .  .25              .23
Fourth Quarter - regular. . . . .  .25              .23
Fourth Quarter - EXTRA. . . . . .  .02              .02
                                 -----            -----
Total Dividends . . . . . . . . .$1.00            $ .90

The shares of LNB Bancorp, Inc., common stock, par value $1.00 per share, were traded in 1999 and early 2000 on the over-the-counter bulletin board and on February 9, 2000, began trading on The Nasdaq Stock Market under the symbol LNBB.

The above prices through February 8, 2000, represent the high and low closing prices reported on the over-the-counter bulletin board - and as of February 9, 2000, the high and low closing prices reported on The Nasdaq Stock Market. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. LNB Bancorp, Inc. common stock is traded under the ticker symbol LNBB and listed in the newspapers as "LNB Bancorp". LNB Bancorp's CUSIP is 502100 10 0.

As of December 31, 2000 LNB Bancorp Inc. had 2,165 shareholders of record.

NASDAQ logo

17-YEAR CASH DIVIDEND DECLARED PER SHARE HISTORY
Dollars*
(A 17-year Cash Dividend Declared Per Share History graph with Dividends Declared on the y-axis and years 1984 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

Year    Dividends
2000      $1.00
1999      $ .90
1998      $ .84
1997      $ .70
1996      $ .60
1995      $ .51
1994      $ .45
1993      $ .41
1992      $ .37
1991      $ .34
1990      $ .31
1989      $ .28
1988      $ .25
1987      $ .22
1986      $ .21
1985      $ .20
1984      $ .19

Dividend Information
LNB Bancorp, Inc. has increased the cash dividend paid to shareholders each year since becoming a Holding Company in 1984. LNB Bancorp, Inc. has increased its quarterly cash dividend declared in the third quarter of each year since 1988. In addition to the regular quarterly cash dividends, the Board of Directors meets in the fourth quarter of each year to determine whether to approve an EXTRA cash dividend. The EXTRA cash dividend is discretionary and varies based on the Company's current year and near-term profitability outlook.

Shareholders may reinvest their dividends and make optional cash purchases of LNB Bancorp, Inc. common stock by participating in the Dividend Reinvestment and Cash Stock Purchase Plan. Please see the card insert at the end of this Annual Report to request more information.

Dividend Calendar
Cash dividends on common stock, if approved by the Board of Directors, are customarily paid to shareholders as follows:
  Record Dates:
  March 12, June 11, Sept. 10, and Dec. 10, 2001

  Dividend Payable Dates:
  April 1, July 1, October 2, 2001 and January 2, 2002

LNB Bancorp, Inc. Common Stock Market Makers
Hill, Thompson, Magid & Company, Inc., Jersey City, New Jersey
McDonald Investments Inc., Cleveland, Ohio
Monroe Securities, Inc., Rochester, New York
Spear, Leeds and Kellogg, Jersey City, New Jersey
Sweney Cartwright and Company, Inc., Columbus, Ohio

Consolidated Financial Highlights

All dollar amounts presented in thousands, except per share data

                                                 1999 to 2000
DECEMBER 31,                 2000        1999      % Change    1990
----------------------------------------------------------------------
FINANCIAL POSITION
   Assets . . . . . . . . .$622,110    $599,611      3.8%    $336,224
   Investments. . . . . . . 127,101     123,319      3.1       82,498
   Net loans. . . . . . . . 445,890     414,849      7.5      219,244
   Deposits . . . . . . . . 496,091     456,831      8.6      285,907
   Other borrowings . . . .  63,736      86,467    (26.3)      19,762
   Shareholders' equity . .  56,525      51,053     10.7       27,858
                           -------------------------------------------
RESULTS FOR THE YEAR
   Interest income. . . . .$ 46,645    $ 41,617     12.1%    $ 31,046
   Interest expense . . . .  19,209      15,593     23.2       15,968
   Provision for loan losses  1,700       2,000    (15.0)         500
   Net interest income. . .  27,436      26,024      5.4       15,078
   Noninterest income . . .   8,370       8,098      3.4        3,548
   Noninterest expense. . .  21,276      20,639      3.1       13,789
   Income taxes . . . . . .   4,400       3,842     14.5        1,030
   Net income . . . . . . .   8,430       7,641     10.3        3,343
   Revenue. . . . . . . . .  35,806      34,122      4.9       18,662
                           -------------------------------------------
FINANCIAL RATIOS
   Return on average assets  1.39%       1.33%       4.5%      1.01%
   Return on average
    shareholders' equity. . 15.83       15.29        3.5      12.54
   Net interest margin. . .  4.85        4.88       (0.6)      5.11
   Efficiency ratio . . . . 59.42       60.61       -2.0      70.52
                            ------------------------------------------

PER SHARE DATA*
   Basic earnings . . . . .$   2.00    $   1.81     10.5%    $   0.81
   Diluted earnings . . . .    2.00        1.81     10.5         0.81
   Cash dividends . . . . .    1.00        0.90     11.1         0.31
   Book value (year-end). .   13.42       12.13     10.6         6.76
   Market value (year-end).   21.81       20.16      8.2        13.11
                           -------------------------------------------
CORPORATE DATA
   Bank offices . . . . . .      21          21      0.0%          16
   Bank officers and staff.     298         303     (1.7)         297
   Number of shareholders .   2,165       2,128      1.7        1,565
                           -------------------------------------------
*All per share data have been adjusted for five-for-four stock splits in 1995 and 1993 and stock dividends.

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL LOANS millions of dollars
(A Total Loans graph follows in printed version with loans on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Total Assets           Total Loans            Net Income
Year     Millions of Dollars    Millions of Dollars  Millions of Dollars
2000         $622.1                 $445.9                 $8,430
1999         $599.6                 $419.5                 $7,641
1998         $541.7                 $369.9                 $6,818
1997         $490.7                 $331.0                 $6,482
1996         $438.2                 $302.1                 $5,852

END PUBLISHED PAGE 1

Message To Our Shareholders

Top left column color photograph of Stanley G. Pijor, Chairman of the Board

It's a pleasure to address you once again after the completion of another successful year of operations. Thanks to your support and the efforts of our staff, LNB Bancorp, Inc. and its subsidiary companies, is a healthy, growing and viable organization. I am pleased to report the following highlights of our financial performance for the year 2000.

19 Consecutive Years of Earnings Growth

We are proud to announce that we posted our 19th consecutive year of record annual earnings. This is an achievement that is matched only by a handful of other financial institutions in the United States. Year 2000 net income advanced 10.3 percent to $8,430,000 from 1999's
$7,641,000.

Earnings per basic and diluted share for 2000 reached $2.00 for the first time in the history of LNB Bancorp, Inc., an increase of $.19, or
10.5 percent from 1999's $1.81. Per-share amounts for 1999 and 2000 have been adjusted to reflect the two percent stock dividend paid on July 1, 2000. The return on average assets for 2000 improved to 1.39 percent from 1999's 1.33 percent. The return on average shareholders' equity climbed 54 basis points to 15.83 percent for 2000 compared with
15.29 percent for 1999.

Contributing to the record performance were higher net interest income and noninterest income and lower loan loss provision offset by slightly higher noninterest expenses. Fueled by growth in commercial and mortgage lending and home equity loans, net interest income rose 5.4 percent to $27,436,000. Excluding gains on sales of securities and buildings, noninterest income grew by 5.4 percent for the year, driven primarily by a 12.4 percent increase in Investment and Trust Services Division income. Noninterest expenses grew by a modest 3.1 percent during 2000. The graphs on page 48 depict our consolidated earnings, dividends and book value per share for the past 10 years.

Cash dividends declared in 2000 eclipsed the $4-million mark for the first time in the history of LNB Bancorp, Inc. Cash dividends declared per share in 2000 increased $.10, or 11.1 percent, to $1.00 per share, up from $0.90 per share last year. In each of the last 13 years, the Board of Directors has approved an increase in the regular cash dividend per share. Total cash dividends declared in 2000, including the $.02 EXTRA dividend declared by the Board of Directors in November, rose to $4,191,000. Total 2000 cash dividends declared represents a 232.6 percent increase from 1990 when $1,260,000 in cash dividends were declared. In addition to cash dividends declared, the Board also approved a two percent stock dividend in July 2000.

At 2000 year-end, LNB Bancorp, Inc. achieved significant growth in assets, loans, deposits, dividends and shareholders' equity from one year ago while other borrowings decreased from one year ago. Total assets climbed 3.8 percent to $622.1 million from $599.6 million, for an increase of $22.5 million from one year ago. At 2000 year-end, earning assets increased 5.3 percent to $581.4 million, for a $29.2 million increase from one year ago.

19-YEAR BASIC EARNINGS PER SHARE HISTORY
Dollars*
(A 19-Year Basic Earnings Per Share History graph follows in printed version with earnings on the y-axis and years 1982 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Basic Earnings
Year           Per Share
2000            $2.00
1999            $1.82
1998            $1.62
1997            $1.54
1996            $1.36
1995            $1.17
1994            $1.04
1993            $ .95
1992            $ .91
1991            $ .84
1990            $ .81
1989            $ .79
1988            $ .72
1987            $ .65
1986            $ .61
1985            $ .58
1984            $ .53
1983            $ .52
1982            $ .39

*Adjusted for stock dividends and splits

END OF PUBLISHED PAGE 2

Top left column color photograph of Executive Officers, Kevin W. Nelson, Gary C. Smith, Thomas P. Ryan and Gregory D. Friedman

During 2000, net loans rose 7.5 percent to $445.9 million from $414.9 million. Led by an 18.4 percent increase in its commercial loan portfolio and increased mortgage loans, The Bancorp's loan growth was partially offset by a planned reduction in indirect automobile lending.

Commercial loans experienced robust growth in 2000, fueled by a strong economy. The commercial loan portfolio climbed to $186.9 million at December 31, 2000, for an increase of $29.0 million or 18.4 percent from one year ago. The number of new loans booked in 2000 was 587, amounting to $95.3 million in new gross loans. The commercial loan growth in 2000 results from existing customers expanding their borrowings and new loan customers.

During the first part of 2000, mortgage lending continued to benefit from favorable interest rates and a strong national economy. Higher mortgage rates and lower demand created less robust lending activity in the second half of the year. Mortgage loans ended the 2000-year at $157.6 million, up $4.8 million, or 3.1 percent from the 1999 year-end. New mortgage loans booked during 2000 totaled $32.9 million on 258 new loans.

Consumer loans decreased to $106.7 million at December 31, 2000, down $2.1 million or 1.9 percent from one year ago. The number of new consumer loans booked during 2000 was 2,533 for a total amount of $38.3 million. The decrease in Consumer loans was attributable to planned decreases in our indirect automobile lending program offset in part by a successful home equity loan campaign. We are optimistic that 2001 will bring continued growth in our commercial, mortgage and consumer portfolios from our existing and new customers.

Retail deposits climbed 8.6 percent to $496.1 million, at December 31, 2000, from $456.8 million, for an increase of $39.3 million from one year ago. Increases in retail deposits were attributable to increases in Market Access, CheckInvest, and public fund certificates of deposit partially offset by decreases in savings and money market accounts. Market Access accounts soared by $37.5 million or 217.1 percent to $54.8 million at December 31, 2000, with public fund certificates of deposit increasing $9.4 million or 65.3 percent and CheckInvest accounts increasing by $3.7 million or 6.9 percent from one year ago. The significant growth in the Market Access deposits resulted from a successful deposit acquisition campaign during 2000.

The Bancorp's other borrowings decreased by $22.8 million to $63.7 million at December 31, 2000, for a decrease of 26.3 percent from one year ago. Decreases in other borrowings were attributable to decreases in repurchase agreements, short-term borrowings of Federal funds purchased, and Federal Home Loan Bank advances of $1.7 million, $20.0 million, and $1.0 million, respectively, during 2000. Federal funds purchased decreased $20.0 million during 2000, largely attributable to reversing last year's cash and short-term investments buildup associated with liquidity funding for Y2K.

Shareholders' equity reached an all-time high of $56.5 million at

December 31, 2000, an increase of $5.5 million, or 10.7 percent, from one year ago. The book value per share climbed to $13.42 at December 31, 2000, compared with $12.13 per share at the end of last year.

Capital ratios remained strong during 2000, with average equity to average assets of 8.8 percent. The 2000 year-end ratio of shareholders' equity-to-assets remained strong, increasing to 9.1 percent from 8.5 percent one year ago. LNB Bancorp, Inc.'s 2000 year-end risk based Tier 1 and total capital ratios were strong at 11.88 percent and 13.06 percent, respectively. LNB Bancorp, Inc., and its subsidiary, Lorain National Bank, exceed all applicable regulatory capital requirements. Under Federal Deposit Insurance Corporation (FDIC) guidelines, Lorain National Bank is categorized as "well capitalized" - the highest rating category available.

/s/Stanley G. Pijor
-------------------
Stanley G. Pijor
Chairman of the Board

END PUBLISHED PAGE 3

Message to Our Shareholders

Top left column color photograph of Gary C. Smith, President and Chief Executive Officer

As LNB Bancorp, Inc. and its subsidiary companies enter 2001, I am very optimistic about meeting the challenges that a new millennium brings. Throughout our organization, I sense a heightened level of awareness about who we are and what we mean to our market as a progressive and dynamic financial services provider.

Emerging Products and Services

In late 1999, the U.S. Congress passed the Gramm, Leach Bliley Act, also known as the Financial Modernization Act, which, among other things, provided for the creation of financial holding companies. One of the key purposes for doing so is to help level the playing field among financial services providers of all types, including banks, stock brokers, insurance underwriters and others.

Upon passage of the Act, LNB Bancorp, Inc. was one of the first financial institutions of our size to request and receive approval to become a financial holding company, allowing LNB Bancorp, Inc. to engage in a variety of new business opportunities.

Among those opportunities are the sales of investment and insurance products such as annuities, mutual funds, brokerage services and life insurance to existing and new customers of the Bancorp's banking subsidiary, Lorain National Bank.

As a growing financial holding company, we will continue to seek complementary new business opportunities like those mentioned, to increase shareholder value and further develop relationships with our bank customers. These initiatives provide LNBB new sources of noninterest income in a period of shrinking interest margins - it's a great fit for us.

At mid-year of 2001, Lorain National will introduce Internet banking to a broad new market as a natural progression in the evolution of alternative delivery systems. Customers will be able to perform a variety of banking transactions from the comfort of their homes or offices. Our plan calls for a broadening of marketing efforts on the Internet, including the participation in new ventures such as SchoolOne.com, an online school communications website that allows for regular dialog between parents and teachers via the Internet at a growing number of schools in our area. SchoolOne.com is a fledgling Internet company that recently set up operations in Lorain County.

Using a more traditional form of electronic media, we developed a series of television commercials in the fall of 2000, the first of which will begin running on broadcast and cable television during the first quarter of 2001. Our commercials feature our true-to-life, high-quality customer service, using many of our own employees on-camera.

Community Bank Model

We have spent a considerable amount of time and effort in the past year enhancing our bank's role as one of the few remaining independent community providers in northern Ohio. While other larger institutions have focused on volume-based strategies, Lorain National is positioning itself as a bank of choice among its four "publics": our shareholders, customer, employees and communities.

Considering the wild swings that have occurred on Wall Street during the past year, we feel we've done a very good job of enhancing shareholder value. While many of the dot-coms of 2000 were skyrocketing in stock price, LNBB continued on its successful course of long-term performance, highlighted by its record 19th consecutive year of earnings growth. Since then, several of the tech stocks have retreated significantly and many are no longer with us.

END OF PUBLISHED PAGE 4

Top left column color photograph of Senior Vice Presidents Emma N. Mason, Michael D. Ireland, James H. Weber, Debra R. Brown, Robert L. Cox and Sandra L. Dubell

Our customers will continue to benefit from the diversification of our product and service menu. Soon, customers will choose from new alternative investment products, attractive retail banking products, and a variety of investments and trust services. It is our goal to make LNB Bancorp, Inc. and its subsidiaries "one-stop-shopping" places for all financial service needs. There will be no need for customers to look anywhere else for financial services.

Of course, our community bank model could not function without the dedication and quality service provided by our staff. Our employees have truly embraced the concept of maintaining high-quality service while recognizing the need for increased sales. Their consultative selling techniques help meet the financial needs of our customers while providing the bank with all important fee-based noninterest income, thereby creating a win-win scenario.

In addition to outstanding efforts inside the bank, our officers and staff also devote a significant amount of time and energy to the communities we serve. On the pages that follow, you will find the faces of virtually all of our 290 employees, many of whom regularly volunteer or maintain seats on area board of directors. In this special section we'd like you to see some of the faces behind the scenes that make our operation run so smoothly.

Privacy

While we have always held the matter of customer confidentiality and information privacy in high regard, we are re-doubling our efforts in 2001 to guarantee the safe care of our customer records as mandated by Federal regulators.

Due to the national increase in the use of consumer information of all kinds by direct markets and third-party companies, Federal regulators are mandating that all financial services providers must have a detailed written privacy policy and procedure in place this year.

We have never sold or provided our customers' information to other parties, nor would we consider doing so. We look forward to working with our regulators to help protect vital customer information from misuse by others.

An Exciting Year Ahead

I am truly excited about bringing new products and services to Lorain National customers via our new Bancorp subsidiary business ventures.

Our success in 2000 was the tangible result of an unwavering commitment to our vision - to be recognized as the most progressive, dynamic, independent provider of financial services in our market.

We are optimistic about 2001, despite signs of a slowing national economy. Locally, housing starts are steady and unemployment levels are currently represented in very modest, single-digit numbers.

In closing, we wish to thank you for your continued support of our activities and we look forward to an exciting 2001.

/s/Gary C. Smith
----------------
Gary C. Smith
President and
Chief Executive Officer

END PUBLISHED PAGE 5

Faces of LNBB

Two color photographs of LNB Bancorp, Inc. employees.

On this page and those that follow you will find the many faces of LNB Bancorp, Inc. and its subsidiaries.

One of our organization's greatest strengths lies in the generosity and selflessness of our officers and staff. Backed by the support of Management, virtually all of our officers serve as directors, officers, committee members or volunteers for dozens of civic groups and non-profit agencies across three counties. The same can be said for the majority of our front-line and clerical staff.

As a function of LNB Bancorp, Inc.'s mission, our people contribute thousands of hours each year on company and personal time to help raise quality-of-life standards for those around us. In addition, we contributed more than $150,000 to charitable and non-profit organizations throughout our market area in 2000.

END PUBLISHED PAGE 6

Two color photographs of LNB Bancorp, Inc. employees.

Though Lorain National Bank's philanthropy is far-reaching in scope, each year it focuses on a few major civic projects in order to heighten their immediate impact. One such project in 2000 was the Lorain County Reads program.

Last year, Governor Robert Taft established Ohio Reads as a volunteer tutorial program to assist school districts in improving the reading abilities of children in need of remedial skills. LNB Bancorp, Inc. Vice Chairman James F. Kidd accepted Taft's challenge on a local level and assumed chairmanship of Lorain County Reads.

END PUBLISHED PAGE 7

Faces of LNBB

Two color photographs of Lorain National Bank employees.

Nearly 40 Lorain National volunteers spent at least on hour per week in the classrooms of Meister Road and Lincoln Elementary schools in compliance with the all-volunteer program. We'd like to offer special thanks to Karen Mahan, Principal of Meister Road Elementary School, who offered us space for a photograph of our volunteers and a handful of her Lorain County Reads students. Our participation in the program made a difference in the lives of our volunteers as well as those of the children.

Despite past economic prosperity, there remains a segment of our population that remains in need. Fortunately for them, Second Harvest Food Bank of North Central Ohio, led by Executive Director Jim Kastro, is working overtime to keep up with the demand.

END PUBLISHED PAGE 8

Two color photographs of Lorain National Bank employees.

On a regular basis, volunteers from across the county, including those from Lorain National, donate their time on "Corporate Night" to help sort and package food and other necessities so those less fortunate can get a foothold on a better future.

In the wake of the Columbine High School tragedy, and other firearms-related incidents involving children, Lorain National Bank's timely KidSafe trigger lock program provided 4,500 free firearms trigger locks to the general public last year on a "no questions asked" basis in 2000.

END PUBLISHED PAGE 9

Faces of LNBB

Two color photographs of Lorain National Bank employees.

In conjunction with its distribution partners - the Lorain County Urban League, Lorain County Community Action Agency and the South Lorain Community Development Corporation, the KidSafe program helped add some measure of firearms safety for many. Contributions to the program can still be made to our funding partner, the Community Foundation of Greater Lorain County.

Taking neither a pro-gun or anti-gun political stance, Lorain National and its community partners succeeded in placing at least 4,500 trigger locks into the hands of residents who recognized their need.

END PUBLISHED PAGE 10

Two color photographs of Lorain National Bank employees.

Space does not permit us to list all of the agencies and organizations we support with our contributions and employee involvement. However, it's safe to say that the "faces of LNBB" can be seen volunteering wherever you find one of our facilities.

These are just a few of the dozens of volunteer projects the people of LNB remain involved with throughout the year in addition to taking care of our customers.

END PUBLISHED PAGE 11

Consolidated Balance Sheets
December 31,                                    2000          1999
----------------------------------------------------------------------
ASSETS:
Cash and due from banks (note 3). . . . . .$ 22,011,000  $ 28,023,000
Federal funds sold and short-term
  investments . . . . . . . . . . . . . . .   3,125,000     9,320,000
Securities (note 5):
  Available for sale, at fair value . . . .  79,518,000    75,728,000
  Held to maturity, at cost (fair value
   $43,982,000 and $41,819,000,respectively) 44,431,000    44,642,000
Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost . . . . . . . . . . .   3,152,000     2,949,000
                                           ---------------------------
Total securities. . . . . . . . . . . . . . 127,101,000   123,319,000
                                           ---------------------------
Loans (notes 6,7 and 12):
  Portfolio loans . . . . . . . . . . . . . 442,132,000   409,971,000
  Loans available for sale. . . . . . . . .   9,008,000     9,545,000
                                           ---------------------------
Total loans . . . . . . . . . . . . . . . . 451,140,000   419,516,000
  Reserve for loan losses . . . . . . . . .  (5,250,000)   (4,667,000)
                                           ---------------------------
Net loans . . . . . . . . . . . . . . . . . 445,890,000   414,849,000
                                           ---------------------------
Bank premises and equipment, net (note 8) .  11,251,000    11,253,000
Intangible assets (note 4). . . . . . . . .   3,847,000     4,245,000
Accrued interest receivable . . . . . . . .   4,694,000     4,057,000
Other assets (note 13). . . . . . . . . . .   4,093,000     4,449,000
Other foreclosed assets . . . . . . . . . .      98,000        96,000
                                           ---------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . .$622,110,000  $599,611,000
                                           ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits (note 9):
  Demand and other noninterest-bearing
    deposits. . . . . . . . . . . . . . . .$ 83,093,000  $ 80,654,000
  Savings, Market Access
    and passbook accounts . . . . . . . . . 219,618,000   191,928,000
  Certificates of deposit . . . . . . . . . 193,380,000   184,249,000
                                           ---------------------------
Total deposits. . . . . . . . . . . . . . . 496,091,000   456,831,000
                                           ---------------------------
Securities sold under repurchase agreements
  and other short-term borrowings (note 10)  39,391,000    52,122,000
Federal Home Loan Bank advances,
  short-term (note 11). . . . . . . . . . .  16,095,000    15,000,000
Federal Home Loan Bank advances,
  long-term (note 12) . . . . . . . . . . .   8,250,000    19,345,000
Accrued interest payable. . . . . . . . . .   1,901,000     1,510,000
Accrued taxes, expenses and other liabilities
  (notes 13 and 17) . . . . . . . . . . . .   3,857,000     3,750,000
                                           ---------------------------
Total liabilities . . . . . . . . . . . . . 565,585,000   548,558,000
                                           ---------------------------

Shareholders' equity: (notes 14 and 15)
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares outstanding, none (note 14)
  Common stock, $1.00 par: Shares authorized 15,000,000
   Shares issued 4,313,047 and 4,227,161, respectively and
   Shares outstanding 4,211,047 and 4,127,161,
      respectively (notes 14, 18, 19 and 20)  4,313,000     4,227,000
  Additional capital. . . . . . . . . . . .  24,336,000    22,685,000
  Retained earnings (note 16) . . . . . . .  30,584,000    28,057,000
  Accumulated other comprehensive
   income(loss) . . . . . . . . . . . . . .     192,000    (1,016,000)
  Treasury stock at cost, 100,000
   and 100,000 shares, respectively . . . .  (2,900,000)   (2,900,000)
                                           ---------------------------
Total shareholders' equity                   56,525,000    51,053,000
                                           ---------------------------
Commitments and contingencies (notes 8 and 21)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $622,110,000 $ 599,611,000
                                           ---------------------------
See accompanying notes to consolidated financial statements

END PUBLISHED PAGE 12

Consolidated Statements of Income
Years ended December 31,           2000           1999          1998
------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans:
    Taxable  . . . . . . . . .$ 39,010,000   $ 34,034,000  $ 30,664,000
    Tax exempt . . . . . . . .      18,000         26,000        42,000
  Interest and dividends on
      securities:
    U.S. Treasury securities .     379,000      1,236,000     3,684,000
    U.S. Government agencies
     and corporations. . . . .   6,518,000      5,505,000     3,194,000
    States and political
     subdivisions. . . . . . .     249,000        220,000       204,000
    Other debt and equity
     securities. . . . . . . .     249,000        172,000       152,000
  Interest on Federal funds
    sold and other short-term
    investments. . . . . . . .     222,000        424,000       238,000
                              ------------------------------------------
TOTAL INTEREST INCOME. . . . .  46,645,000     41,617,000    38,178,000

INTEREST EXPENSE:
  Interest on deposits:
    Certificates of deposit,
     $100,000 and over . . . .   3,058,000      2,580,000     2,327,000
    Other deposits . . . . . .  12,941,000     10,254,000    10,196,000
  Interest on securities sold under
    repurchase agreements and other
    short-term borrowings. . .   1,889,000      1,242,000     1,107,000
  Interest on Federal Home Loan
    Bank advances. . . . . . .   1,321,000      1,517,000       369,000
                              ------------------------------------------
TOTAL INTEREST EXPENSE . . . .  19,209,000     15,593,000    13,999,000
                              ------------------------------------------
NET INTEREST INCOME. . . . . .  27,436,000     26,024,000    24,179,000
  Provision for loan
    losses (note 7). . . . . .   1,700,000      2,000,000     2,725,000
                              ------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES. . . . . . .  25,736,000     24,024,000    21,454,000
                              ------------------------------------------
OTHER INCOME:
  Investment and Trust Services
    Division income. . . . . .   2,355,000      2,095,000     1,887,000
  Service charges on deposit
    accounts . . . . . . . . .   3,150,000      2,967,000     2,533,000
  Other service charges,
    exchanges and fees . . . .   2,804,000      2,798,000     2,515,000
  Gains on sales of
    securities (note 5). . . .         -0-            -0-       256,000
  Gains on sales of bank premises
    and equipment. . . . . . .       1,000        162,000           -0-
  Other operating income . . .      60,000         76,000        62,000
                              ------------------------------------------
TOTAL OTHER INCOME . . . . . .   8,370,000      8,098,000     7,253,000

OTHER EXPENSES:
  Salaries and employee benefits
   (notes 17, 18, 19 and 20) .  10,304,000     10,056,000     9,153,000
  Net occupancy expense of
   premises (note 8) . . . . .   1,576,000      1,521,000     1,359,000
  Furniture and equipment
   expenses (note 8) . . . . .   2,163,000      2,122,000     2,020,000
  Supplies and postage . . . .     909,000        995,000     1,037,000
  Ohio Franchise Tax . . . . .     553,000        573,000       467,000
  Other operating expenses . .   5,771,000      5,372,000     4,825,000
                              ------------------------------------------
TOTAL OTHER EXPENSES . . . . .  21,276,000     20,639,000    18,861,000
                              ------------------------------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE. . .  12,830,000     11,483,000     9,846,000
                              ------------------------------------------
  INCOME TAXES (note 13)         4,400,000      3,842,000     3,291,000
                              ------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING
  PRINCIPLE. . . . . . . . . .   8,430,000      7,641,000     6,555,000
                              ------------------------------------------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF RELATED INCOME TAXES
  OF $-0-,$-0- and $136,000(note 5)    -0-            -0-       263,000
                              ------------------------------------------
NET INCOME . . . . . . . . . . $ 8,430,000    $ 7,641,000   $ 6,818,000
                              ------------------------------------------
BASIC EARNINGS PER SHARE
  (note 2)(1). . . . . . . . .      $ 2.00        $  1.81       $  1.62
                              ------------------------------------------
DILUTED EARNINGS PER SHARE
  (note 2)(1). . . . . . . . .      $ 2.00        $  1.81       $  1.62
                              ------------------------------------------
DIVIDENDS DECLARED PER SHARE(1)     $ 1.00        $   .90       $   .84
                              ------------------------------------------

See accompanying notes to consolidated financial statements.

(1) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 2000.

END PUBLISHED PAGE 13

Consolidated Statements of Cash Flows

Years ended December 31,           2000           1999          1998
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Interest received . . . . . . $45,978,000    $41,681,000   $38,031,000
 Other income received . . . .   8,504,000      7,873,000     6,228,000
 Interest paid . . . . . . . . (18,818,000)   (15,570,000)  (13,891,000)
 Cash paid for salaries
  and employee benefits. . . . (10,264,000)   (10,013,000)   (8,556,000)
 Net occupancy expense of
  premises paid. . . . . . . .  (1,258,000)    (1,184,000)   (1,011,000)
 Furniture and equipment
  expenses paid. . . . . . . .    (814,000)      (847,000)     (680,000)
 Cash paid for supplies and
  postage. . . . . . . . . . .    (909,000)      (995,000)   (1,037,000)
 Cash paid for other
  operating expenses . . . . .  (4,970,000)    (5,521,000)   (4,185,000)
 Federal income taxes paid . .  (4,499,000)    (4,210,000)   (3,869,000)
 Proceeds from sales of
  trading securities . . . . .         -0-            -0-     7,386,000
                              ------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES. . . . .  12,950,000     11,214,000    18,416,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of
  securities held to maturity.     730,000        689,000    23,447,000
 Proceeds from maturities of
  securities available for sale 13,001,000     26,000,000    29,891,000
 Proceeds from sales of securities
  available for sale                   -0-            -0-    17,782,000
 Purchases of securities
  held to maturity . . . . . .  (1,022,000)    (8,162,000)  (30,611,000)
 Purchases of securities
  available for sale           (15,650,000)   (25,203,000)  (49,960,000)
 Net (increase) in loans made
  to customers . . . . . . . . (33,053,000)   (50,326,000)  (43,489,000)
 Purchases of bank premises,
  equipment and intangible
  assets . . . . . . . . . . .  (1,703,000)    (1,876,000)     (815,000)
 Proceeds from sales of
  bank premises and equipment.      23,000        164,000         4,000
 Additions to other foreclosed
  assets . . . . . . . . . . .    (247,000)       (96,000)          -0-
 Net proceeds from liquidations
  of other foreclosed assets       296,000      1,400,000           -0-
                              ------------------------------------------
NET CASH USED IN INVESTING
 ACTIVITIES. . . . . . . . . . (37,625,000)   (57,410,000)  (53,751,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease)in demand
  and other noninterest-
  bearing deposits . . . . . .   2,439,0000    (4,904,000)   16,993,000
 Net increase in savings,
  Market Access and passbook
  deposits . . . . . . . . . .  27,690,000      9,917,000     9,075,000
 Net increase in certificates
  of deposit . . . . . . . . .   9,131,000      7,970,000     7,125,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings. . . . (21,731,000)    29,162,000    (3,790,000)
 Proceeds from Federal Home
  Loan Bank advances . . . . .   9,000,000     12,300,000    20,000,000
 Cash paid on Federal Home
  Loan Bank advances . . . . . (10,000,000)           -0-           -0-
 Cash paid on line of credit .         -0-            -0-    (2,200,000)
 Purchase of treasury stock. .         -0-            -0-       (57,000)
 Proceeds from exercise of
  stock options. . . . . . . .      25,000         87,000         4,000
 Dividends paid. . . . . . . .  (4,086,000)    (3,794,000)   (3,421,000)
                              ------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES . . . . . . . . .  12,468,000     50,738,000    43,729,000
                              ------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . . (12,207,000)     4,542,000     8,394,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR. . . . .  37,343,000     32,801,000    24,407,000
                              ------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR. . . . . . . . $25,136,000    $37,343,000   $32,801,000
                              ------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
NET INCOME . . . . . . . . . . $ 8,430,000    $ 7,641,000   $ 6,818,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization  1,667,000      1,612,000     1,688,000
  Amortization of intangible
   assets. . . . . . . . . . .     398,000        421,000       448,000
  Amortization of deferred loan
   fees and costs, net             312,000       (140,000)    1,244,000
  Provision for loan losses. .   1,700,000      2,000,000     2,725,000
  (Increase) in accrued
   interest receivable . . . .    (637,000)      (372,000)     (530,000)
  Fair value of trading securities
   transferred from held
   to maturity . . . . . . . .         -0-            -0-     7,386,000
  Others, net. . . . . . . . .   1,080,000         52,000    (1,363,000)
                              ------------------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES. . . . . . . . . . $12,950,000    $11,214,000   $18,416,000
                              ------------------------------------------
See accompanying notes to consolidated financial statements.
END PUBLISHED PAGE 16

Consolidated Statements of Shareholders' Equity
                                                          Accumulated
Years Ended                                                   Other
December 31, 2000        Common    Additional   Retained   Comprehensive
1999 and 1998            Stock      Capital    Earnings    Income(Loss)
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      $4,222,000 $22,599,000   $20,937,000 $   70,000
                        ------------------------------------------------
Comprehensive income:
 Net income . . . . . .       -0-         -0-     6,818,000        -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax. . .       -0-         -0-           -0-    471,000

Total comprehensive income
Cash dividends declared,
  $.84 per share. . . .       -0-         -0-    (3,545,000)       -0-
Issuance of 200 shares
  of common stock under
  stock option plans. .     1,000       3,000           -0-        -0-
Purchase of 2,004 shares
 treasury stock . . . .       -0-         -0-           -0-        -0-
                       -------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000   $541,000
                       -------------------------------------------------
Years Ended                            Total
December 31, 2000       Treasury    Shareholders'
 1999 and 1998            Stock       Equity
--------------------------------------------------
BALANCE AT
DECEMBER 31, 1997      (2,843,000)    $44,985,000
                       ---------------------------
Comprehensive income:
 Net income                   -0-       6,818,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax. . .       -0-         471,000
                                        ----------
Total comprehensive income              7,289,000
Cash dividends declared,
  $.84 per share. . . .       -0-      (3,545,000)
Issuance of 200 shares
  of common stock under
  stock option plans. .       -0-           4,000
Purchase of 2,004 shares
  treasury stock. . . .   (57,000)        (57,000)
                   -------------------------------
BALANCE AT
DECEMBER 31, 1998     $(2,900,000)    $48,676,000
                   -------------------------------

                                                            Accumulated
Years Ended                                                     Other
December 31, 2000        Common    Additional   Retained   Comprehensive
1999 and 1998            Stock      Capital     Earnings       Income
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000 $   541,000
                        ------------------------------------------------
Comprehensive income:
 Net income . . . . . .       -0-         -0-     7,641,000        -0-
 Change in unrealized
 (loss) on securities
  available for
  sale, net of tax. . .       -0-         -0-           -0-  (1,557,000)
Total comprehensive income
Cash dividends declared,
  $.90 per share. . . .       -0-         -0-    (3,794,000)       -0-
Issuance of 200 shares
  of common stock under
  stock option plans. .     4,000      83,000           -0-        -0-
                       ------------------------------------------------
BALANCE AT
DECEMBER 31, 1999      $4,227,000 $22,685,000   $28,057,000 $(1,016,000)
                       -------------------------------------------------
Years Ended                            Total
December 31, 2000       Treasury    Shareholders'
 1999 and 1998            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1998     (2,900,000)    $48,676,000
               ----------------------------------
Comprehensive income:
 Net income . . . . . .      -0-       7,641,000
 Change in unrealized
  (loss) on securities
  available for
  sale, net of tax. . .      -0-      (1,557,000)
                                      -----------
Total comprehensive income             6,084,000
Cash dividends declared,
  $.90 per share. . . .      -0-      (3,794,000)
Issuance of 200 shares
  of common stock under
  stock option plans. .      -0-          87,000
BALANCE AT         ------------------------------
DECEMBER 31, 1999   $ (2,900,000)    $51,053,000
                    ------------------------------

                                                            Accumulated
Years Ended                                                    Other
December 31, 2000        Common    Additional   Retained   Comprehensive
 1999 and 1998            Stock      Capital     Earnings       Income
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1999      $4,227,000 $22,685,000   $28,057,000 $(1,016,000)
                        ------------------------------------------------
Comprehensive income:
 Net income. . . . . . .      -0-         -0-     8,430,000         -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .      -0-         -0-           -0-   1,208,000
Total comprehensive income
Cash dividends declared,
  $1.00 per share. . . .      -0-         -0-    (4,191,000)        -0-
Issuance of 1,324 shares
  of common stock under
  stock option plans . .    2,000      23,000           -0-         -0-
Market value of stock
 issued in payment of
 2% stock dividend,
 84,562 shares . . . . .   84,000   1,628,000    (1,712,000)        -0-
BALANCE AT             ------------------------------------------------
DECEMBER 31, 2000      $4,313,000 $24,336,000   $30,584,000 $   192,000
                        ------------------------------------------------
Years Ended                            Total
December 31, 2000       Treasury    Shareholders'
 1999 and 1998            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1999     (2,900,000)    $51,053,000
               ----------------------------------
Comprehensive income:
 Net income. . . . . . .     -0-       8,430,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .     -0-       1,208,000
                                      -----------
Total comprehensive income             9,638,000
Cash dividends declared,
  $1.00 per share. . . .     -0-      (4,191,000)
Issuance of 1,324 shares
  of common stock under
  stock option plans . .     -0-          25,000
Market value of stock
  issued in payment of
  2% stock dividend,
  84,562 shares. . . . .     -0-             -0-
BALANCE AT     ----------------------------------
DECEMBER 31, 2000   $ (2,900,000)    $56,525,000
               ----------------------------------
See accompanying notes to consolidated financial statements.
All share and per share data have been adjusted to reflect the 2 percent stock dividend in 2000.

Disclosure of Reclassification Amount

The following discloses the reclassification adjustments for Accumulated Other Comprehensive Income:

Years ended December 31,                  2000        1999       1998
-----------------------------------------------------------------------
Unrealized holding gains(losses)
 arising during the year, net of tax. .$ 1,208,000 $(1,557,000) $640,000
Reclassification adjustment for gains
 (losses) included in net income, net
 of tax of $0, $0 and $87,000 for
 2000, 1999 and 1998, respectively . .        -0-         -0-    169,000
                                       ---------------------------------
Change in unrealized gains(loss) on
 securities available for sale, net
 of tax . . . . . . . . . . . . . . . .$ 1,208,000 $(1,557,000) $471,000
                                       ---------------------------------

END PUBLISHED PAGE 15

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and its wholly owned subsidiaries, The Lorain National Bank (the Bank) and Charleston Insurance Agency, Inc. and a 49% interest in Charleston Title Insurance Agency, LLC. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly owned subsidiaries, The Lorain National Bank and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Insurance Agency, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management's estimates and assumptions include the reserve for loan losses, the realization of deferred tax assets, fair values of certain securities, the determination and carrying value of impaired loans, the carrying value of loans available for sale, the carrying value of other real estate, depreciation of premises and equipment, the projected benefit obligation, the actuarial present value of pension benefit obligations, net periodic pension expense and accrued pension costs recognized in the Corporation's financial statements. Estimates that are more susceptible to change in the near term include the reserve for loan losses and the fair value of certain securities.

(c) Industry Segment Information:
The Corporation's activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and branches located throughout Lorain, eastern Erie and western Cuyahoga Counties of Ohio. This market provides the source for substantially all of the Bank's deposit, loan and trust activities and title insurance and insurance activities. The majority of the Bank's income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

(d) Cash and Cash Equivalents:
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

(e) Securities:
Debt securities are classified as held to maturity, trading, or available for sale. Securities which are classified as being held to maturity are stated atamortized cost based on the Corporations's intent and ability to hold until maturity. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. Securities classified as trading are carried at fair value with unrealized gains
and losses included in earnings.   Gains or losses on dispositions are
based on net proceeds and the carrying value of securities sold, using
the specific identification method.   A decline in fair value of any
available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in establishment of a new cost basis for the security.

(f) Loans Available for Sale:
The Bank has identified certain mortgage, commercial and student loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized in a valuation allowance and by charges to income.

(g) Reserve for Loan Losses:
Because some loans may not be repaid in full, a reserve for loan losses is recorded. The reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover probable loan losses inherent in the loan portfolio that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

END PUBLISHED PAGE 16

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

(h) Bank Premises and Equipment:
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets. Upon the sale or other disposition of assets, the cost and related accumulated depreciation are retired and the resulting gain or loss is recognized. Maintenance and repairs are charged to expenses as incurred, while renewals and improvements are capitalized. Software costs related to externally developed systems are capitalized at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful life.

(I) Intangible Assets:
Intangible assets arise from branch acquisitions and include Goodwill and Core Deposit Intangibles. Goodwill is the excess of purchase price over identified net assets in branch acquisitions. Core Deposit Intangibles represent the value of depositor relationships purchased. Goodwill is being amortized using the straight-line method over a period of fifteen years. Core Deposit Intangibles are being amortized using an accelerated method over a period of ten years. Goodwill and Core Deposit Intangibles are reviewed for possible impairment, for events or changes in circumstances that indicate the carrying amount of the asset may not be recoverable, and written down if necessary.

(j) Other Foreclosed Assets:
Other foreclosed assets represents properties acquired through customer loan default. The real estate and other tangible assets acquired through foreclosure is carried in other foreclosed assets on the Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

(k) Additional Capital and Retained Earnings:
The additional capital account includes amounts received in excess of par value of common stock sold and amounts voluntarily transferred from retained earnings. In the case of stock dividends, the Corporation transfers the market value of shares issued from retained earnings to the common stock and additional capital accounts.

(l) Interest and Fees on Loans:
Interest income on loans is accrued on the principal balances of loans outstanding on a "simple interest" basis. The Bank's policy is to cease accruing interest on any loans where the principal and/or interest is past due for 90 days or more, unless the loan is both well secured and in the process of collection. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual lives of the related loans using the interest method.

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

(o) Income Taxes:
The Corporation and its wholly owned subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation's income tax return.

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

(p) Reclassifications:
Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

(q) Employee Stock Ownership Plan and Stock Purchase Plan:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions".

(r) Retirement Pension Plan:
The qualified defined benefit pension plan is accounted for under the provisions of Statement of Financial Accounting Standards Co. 35
"Accounting and Reporting by Defined Benefit Pension Plans".

(s) Reporting Comprehensive Income:
Effective January 1, 1998, the Corporation adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity. The adoption of SFAS No. 130 required the reclassification of prior years' financial statements.

END PUBLISHED PAGE 17

(2) Earnings Per Share:

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. The weighted average number of shares outstanding and the earnings per share during each year presented has been adjusted to reflect a two percent stock dividend in 2000. Basic and diluted earnings per share is calculated as follows:

For the Years ended December 31,     2000          1999         1998
------------------------------------------------------------------------
Weighted average shares outstanding used in
 Basic Earnings Per Share
 calculation . . . . . . . . . . . 4,210,537     4,205,632    4,205,314
Dilutive effect of incentive
 stock options . . . . . . . . . .     4,086         6,628        9,753
                                  --------------------------------------
Weighted average shares outstanding used in
 Diluted Earnings Per Share
 calculation . . . . . . . . . . . 4,214,623     4,212,260    4,215,067
                                  --------------------------------------
Net income from operations before
 cumulative effect . . . . . . . .$8,430,000    $7,641,000   $6,555,000
Cumulative effect of a change in
 accounting principle, net of tax.       -0-           -0-      263,000
                                  --------------------------------------
NET INCOME . . . . . . . . . . . .$8,430,000    $7,641,000   $6,818,000

BASIC EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect. . . . . . . .     $2.00         $1.81        $1.56
 Cumulative effect of a change in
  accounting principle, net of tax      0.00          0.00         0.06
                                  --------------------------------------
BASIC EARNINGS PER SHARE . . . . .     $2.00         $1.81        $1.62
                                  --------------------------------------
DILUTED EARNINGS PER SHARE:
 Net income from operations before
  cumulative effect. . . . . . . .     $2.00         $1.81        $1.56
 Cumulative effect of a change in
  accounting principle, net of tax      0.00          0.00         0.06
                                  --------------------------------------
DILUTED EARNINGS PER SHARE . . . .     $2.00         $1.81        $1.62
                                  --------------------------------------
(3) Cash and Due From Banks:

In order to meet deposit reserve requirements, the Bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $9,466,000 and $8,667,000 at December 31, 2000 and 1999, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $8,965,000 and $9,197,000, during 2000 and 1999, respectively.

(4) Acquisition and Intangible Assets:

The intangible assets arising from the KeyBank branch acquisition and included in the accompanying Consolidated Balance Sheets are summarized as follows at December 31, net of accumulated amortization:

                                 2000               1999
-----------------------------------------------------------
Goodwill. . . . . . . . . . . $3,091,000         $3,355,000
Core deposit intangible . . .    756,000            890,000
                              -----------------------------
Total intangible assets . . . $3,847,000         $4,245,000
                              =============================

Amortization expense for intangible assets totaled $398,000, $421,000 and $448,000 in 2000, 1999 and 1998, respectively.

END PUBLISHED PAGE 18

(5) Securities:
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2000 and 1999 follow:
                                        Gross       Gross
                          Amortized   Unrealized  Unrealized   Fair
December 31, 2000           Cost        Gains       Losses     Value
------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities. . . . . . $  2,079,000 $ 12,000 $   (1,000) $  2,090,000
  U.S. Government agencies
   and corporations. . .   76,051,000  302,000   (220,000)   76,133,000
  Equity securities. . .    1,096,000  199,000        -0-     1,295,000
                         -----------------------------------------------
Total securities
 available for sale. . .   79,226,000  513,000   (221,000)   79,518,000
                         -----------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations. . .   39,566,000    5,000   (449,000)   39,122,000
  States and political
   subdivisions. . . . .    4,865,000   63,000    (68,000)    4,860,000
                         -----------------------------------------------
Total securities held
 to maturity . . . . . .   44,431,000   68,000   (517,000)   43,982,000
                         -----------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 3,152,000      -0-        -0-     3,152,000
                         -----------------------------------------------
Total securities . . . . $126,809,000 $581,000 $ (738,000) $126,652,000
                         -----------------------------------------------
                                        Gross        Gross
                          Amortized   Unrealized   Unrealized   Fair
December 31, 1999           Cost        Gains        Losses     Value
------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities. . . . . . $ 11,077,000 $ 14,000 $   (16,000) $ 11,075,000
  U.S. Government agencies
   and corporations. . .   66,106,000     -0-   (1,622,000)   64,484,000
  Equity securities. . .       86,000   83,000         -0-       169,000
                        ------------------------------------------------
Total securities
 available for sale. . .   77,269,000   97,000  (1,638,000)   75,728,000
                        ------------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations. . .   39,848,000      -0-  (2,707,000)   37,141,000
  States and political
   subdivisions. . . . .    4,794,000   33,000    (149,000)    4,678,000
                        ------------------------------------------------
Total securities held
 to maturity . . . . . .   44,642,000   33,000  (2,856,000)   41,819,000
                        ------------------------------------------------

Federal Home Loan Bank and
 Federal Reserve Bank stock 2,949,000      -0-         -0-     2,949,000
                         -----------------------------------------------
Total securities. . . . .$124,860,000 $130,000 $(4,494,000) $120,496,000
                         -----------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 2000 follow:

                                                              Fully-Tax
                                   Amortized         Fair    Equivalent
December 31, 2000                     Cost            Value     Yield
------------------------------------------------------------------------
Securities available for sale:
  Due within 1 year. . . . . . .$ 11,996,000    $ 11,995,000      5.75%
  After 1 but within 5 years . .  66,134,000      66,228,000      5.80
                                ----------------------------------------
Total securities available . . .  78,130,000      78,223,000      5.79
    for sale                    ----------------------------------------

Securities held to maturity:
  Due within 1 year. . . . . . .   1,519,000       1,522,000      7.01
  After 1 but within 5 years . .   5,605,000       5,593,000      6.17
  After 5 but within 10 years. .  34,725,000      34,306,000      5.56
  After 10 years . . . . . . . .   2,582,000       2,561,000      7.76
                                ----------------------------------------
Total securities held to maturity 44,431,000      43,982,000      5.81
                                ----------------------------------------
Total securities . . . . . . . .$122,561,000    $122,205,000      5.80%
                                ----------------------------------------

END PUBLISHED PAGE 19

There were no sales of securities in 2000 or 1999. During 1998, proceeds from the sale of securities were $25,168,000 resulting in gross realized gains of $655,000. All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $112,173,000 and $113,334,000 at December 31, 2000 and 1999, respectively.

The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. The securities portfolio contained approximately $2,261,000 and $2,343,000 in non-rated securities of state and political subdivisions at December 31, 2000 and 1999, respectively. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $2,288,000 and $2,380,000 at December 31, 2000 and 1999, respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 2000 and 1999.

The Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on October 1, 1998. The Corporation did not have any hedging activity or derivative instruments prior to September 30, 1998. However, the Corporation elected to reclassify approximately $7 million of held to maturity securities to trading securities and approximately $41 million in held to maturity securities to available for sale securities. The total amount of securities transferred to trading securities were sold during the quarter, resulting in a transition gain of $399,000, which is recorded as a change in accounting principle in the Consolidated Statements of Income. The above-mentioned security transfers from the held to maturity category at the initial date of adoption shall not call into question the Corporation's intent to hold other debt securities to maturity in the future. The unrealized holding gain on held to maturity securities transferred at the initial adoption of SFAS No. 133 was reported as a transition adjustment to net income and Accumulated Other Comprehensive Income. The cumulative effect of adoption of SFAS No. 133 is as follows:

Transfers of Debt Securities from the Held to Maturity to the Trading and Available for Sale Categories as Part of the Transition to SFAS No. 133 as of October 1, 1998:

            Before Transition Adjustment   After Transition Adjustment
------------------------------------------------------------------------
                                                            Statement
                 Balance Sheet            Balance Sheet      of Income
------------------------------------------------------------------------
                 Carrying      Fair      Asset    Stockholders'   Gain
                 Amount       Value    (Liability)    Equity     (Loss)
------------------------------------------------------------------------
Transfer to the
 trading category:
Debt security  $ 6,987,000  $ 7,386,000 $ 7,386,000    N/A    $399,000
Transfer to available
 for sale category:
Debt security  $40,979,000  $41,696,000 $41,696,000    N/A        $-0-
Accumulated other
 comprehensive
 income             N/A         N/A       N/A       $473,000      $-0-
------------------------------------------------------------------------

END PUBLISHED PAGE 20

(6) Transactions with Related Parties:

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with non-related parties. An analysis of loans outstanding to related parties follows:

Years ended December 31,                          2000          1999
------------------------------------------------------------------------
Aggregate amount beginning of year. . . . . . $11,434,000   $ 4,495,000
Additions (deductions):
  New loans . . . . . . . . . . . . . . . . .   3,805,000     7,237,000
  Repayments. . . . . . . . . . . . . . . . .  (1,418,000)     (801,000)
  Changes in directors and officers
   and/or their affiliations, net . . . . . .     339,000       503,000
                                              --------------------------
Aggregate amount end of year. . . . . . . . . $14,160,000   $11,434,000
                                             ---------------------------
(7) Loans and Reserve for Loan Losses:

Loan balances at December 31, 2000 and 1999 are summarized as follows:

December 31,                                      2000          1999
------------------------------------------------------------------------
Real estate loans (includes loans secured primarily by real estate only):
  Construction and land development. . . . . $ 36,030,000  $ 28,236,000
  One to four family residential . . . . . .  199,869,000   189,672,000
  Multi-family residential . . . . . . . . .    7,829,000     8,716,000
  Non-farm non-residential properties. . . .  109,536,000    97,478,000
Commercial and industrial loans. . . . . . .   39,609,000    28,646,000
Personal loans to individuals:
  Auto, single payment and installment . . .   52,462,000    60,683,000
  Credit card and related plans. . . . . . .    5,216,000     5,111,000
Obligations of states and political subdivisions  196,000       349,000
All other loans. . . . . . . . . . . . . . .      393,000       625,000
                                             ---------------------------
TOTAL LOANS. . . . . . . . . . . . . . . . .  451,140,000   419,516,000
 Reserve for loan losses . . . . . . . . . .   (5,250,000)   (4,667,000)
                                             ---------------------------
NET LOANS. . . . . . . . . . . . . . . . . . $445,890,000  $414,849,000
                                             ---------------------------
Activity in the reserve for loan losses for 2000, 1999 and 1998 is summarized as follows:

Years ended December 31,           2000           1999           1998
------------------------------------------------------------------------
Balance at beginning of year. . $4,667,000     $3,483,000    $4,168,000
Provision for loan losses . . .  1,700,000      2,000,000     2,725,000
Loans charged-off . . . . . . . (1,333,000)    (1,050,000)   (3,591,000)
Recoveries on loans previously
 charged-off. . . . . . . . . .    216,000        234,000       181,000
                               -----------------------------------------
BALANCE AT END OF YEAR. . . . . $5,250,000     $4,667,000    $3,483,000
                               -----------------------------------------

At December 31, 2000 and 1999, $9,008,000 and $9,545,000 respectively, of mortgage, commercial and student loans were available for sale in the secondary market. At December 31, 2000, the market value of commercial and mortgage loans available for sale equaled or exceeded its carrying value. At December 31, 2000, there were no student loans available for sale. At December 31, 1999, the market value of commercial and student loans available for sale equaled or exceeded their carrying value and the carrying value of the only mortgage loan available for sale was written down to its market value. At December 31, 2000, the Bank had firm commitments for the sale of approximately $122,000 of mortgage loans.

Information regarding impaired loans is as follows:

Years ended December 31             2000          1999          1998
------------------------------------------------------------------------
Year-end impaired loans
 with no allowance for
 loan losses allocated. . . .  $      -0-    $      -0-    $        -0-
Year-end impaired loans
 with allowance for loan
 losses allocated . . . . . .   5,027,000     2,232,000      $2,089,000
Amount of the allowance
 allocated. . . . . . . . . .     847,000       190,000         139,000
Average of impaired loans
 during the year. . . . . . .   1,230,000     2,925,000       1,130,000
Interest income recognized
 during impairment. . . . . .      72,000       283,000          82,000
Cash-basis interest income
 recognized . . . . . . . . .         -0-           -0-          26,000
------------------------------------------------------------------------

END PUBLISHED PAGE 21

(8) Bank Premises, Equipment and Leases:

Bank premises and equipment are summarized as follows:

December 31,                                        2000           1999
------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . .$ 1,896,000    $ 1,896,000
Buildings. . . . . . . . . . . . . . . . . . .  9,243,000      9,194,000
Equipment. . . . . . . . . . . . . . . . . . . 16,750,000     15,250,000
Leasehold improvements . . . . . . . . . . . .    688,000        688,000
                                              --------------------------
Total Costs. . . . . . . . . . . . . . . . . . 28,577,000     27,028,000
                                              --------------------------
Less accumulated depreciation
 and amortization. . . . . . . . . . . . . . . 17,326,000     15,775,000
                                              --------------------------
TOTAL. . . . . . . . . . . . . . . . . . . . .$11,251,000    $11,253,000
                                              --------------------------

Depreciation and amortization of Bank premises and equipment charged to other expenses amounted to $1,440,000 in 2000, $1,407,000 in 1999 and $1,472,000 in 1998. Amortization of purchased software charged to other operating expenses amounted to $227,000 in 2000, $205,000 in 1999 and $216,000 in 1998.

At December 31, 2000, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

     Year Ending                     Branch
     December 31,                    Offices       Equipment
  -----------------------------------------------------------
       2001. . . . . . . . . . . . .$213,000       $ 4,000
       2002. . . . . . . . . . . . . 190,000           -0-
       2003. . . . . . . . . . . . . 175,000           -0-
       2004. . . . . . . . . . . . .  64,000           -0-
       2005. . . . . . . . . . . . .  48,000           -0-
       2006 and thereafter . . . . .  84,000           -0-
                                  ---------------------------
      Total. . . . . . . . . . . . .$774,000       $ 4,000
                                  ---------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $265,000 and $4,000 in 2000, $265,000 and $10,000 in 1999
and $142,000 and $12,000 in 1998.

(9) Deposits:

Deposit balances at December 31, 2000 and 1999 are summarized as follows:
December 31,                                        2000           1999
------------------------------------------------------------------------
Demand and other noninterest-bearing deposits:
  Individuals, partnerships
   and corporations. . . . . . . . . . . . . .$ 72,956,000  $ 68,049,000
  U.S. Government. . . . . . . . . . . . . . .     144,000       170,000

  States and political subdivisions. . . . . .   5,458,000     8,521,000
  Certified, official, travelers
   checks and other. . . . . . . . . . . . . .   4,535,000     3,914,000
                                              --------------------------
Total demand and other noninterest-
 bearing deposits. . . . . . . . . . . . . . .  83,093,000    80,654,000
                                              --------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations . . 190,570,000   171,315,000
  Corporations and profit organizations. . . .  29,048,000    20,613,000
                                              --------------------------
Total savings and passbook accounts. . . . . . 219,618,000   191,928,000
                                              --------------------------
Certificates of deposit:
  Individuals, partnerships and
    corporations . . . . . . . . . . . . . . . 169,544,000   169,791,000
  States and political subdivisions. . . . . .  23,836,000    14,458,000
                                              --------------------------
Total certificates of deposit. . . . . . . . . 193,380,000   184,249,000
                                              --------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . .$496,091,000  $456,831,000
                                              --------------------------

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $42,238,000 and $36,336,000 at December 31,
2000 and 1999, respectively.

The maturity distribution of time certificates of deposit as of December 31, 2000 and 1999 follows:
                                      After 3           After 6
                                      Months            Months
                      Within 3        But Within        But Within
                      Months          6 Months          1 Year
------------------------------------------------------------------------
December 31, 2000. . $64,404,000     $33,470,000        $51,909,000
                     ---------------------------------------------------
December 31, 1999. . $61,248,000     $43,009,000        $38,935,000
                     ---------------------------------------------------

                      After 1         After 2
                      Year But        Years But
                      Within          Within
                      2 Years         5 Years           Total
------------------------------------------------------------------------
December 31, 2000. . $32,463,000     $11,134,000      $193,380,000
                     ---------------------------------------------------
December 31, 1999. . $29,232,000     $11,825,000      $184,249,000
                     ---------------------------------------------------

END PUBLISHED PAGE 22

(10) Securities Sold Under Repurchase Agreements and Other Short-Term
Borrowings:

Information relating to short-term borrowings for the years ended
December 31, 2000, 1999 and 1998 follows:

December 31,                        2000          1999           1998
------------------------------------------------------------------------
Securities sold under repurchase agreements and other short-term borrowings
  At December 31:
    Outstanding. . . . . . . . .$39,391,000   $52,122,000    $22,960,000
    Interest rate. . . . . . . .     5.41%         4.48%          3.80%
  Average for the year:
    Outstanding. . . . . . . . .$33,734,000   $28,892,000    $22,719,000
    Interest rate. . . . . . . .     5.56%         4.27%          4.36%
  Maximum month-end outstanding.$42,378,000   $52,122,000    $34,622,000
Line of credit
  At December 31:
    Outstanding. . . . . . . . .$       -0-   $       -0-    $       -0-
    Interest rate. . . . . . . .        N/A           N/A            N/A
  Average for the year:
    Outstanding. . . . . . . . .$       -0-   $       -0-    $ 1,688,000
    Interest rate. . . . . . . .        N/A           N/A         6.46%
  Maximum month-end outstanding.$       -0-   $       -0-    $ 2,200,000
------------------------------------------------------------------------

In May of 1997, the Corporation obtained a $4,100,000 line of credit from a commercial bank to fund the purchase of treasury stock. The interest rate was based upon the current Eurodollar rate plus fifty basis points and was adjustable every six months. Interest was paid on a quarterly basis.

When there were outstanding balances on the line of credit, they were collateralized with U.S. Treasury securities or certificates of deposit. The line of credit expired in May of 1999 and was not renewed. The Bank maintains a $30,000,000 line of credit with the FHLB which matures on September 7, 2001. At December 31, 2000, the Bank borrowed $9,000,000 under this line of credit while having credit available in the amount of $21,000,000.

(11) Federal Home Loan Bank Advances, Short-Term:

Information relating to short-term Federal Home Loan Bank advances for the years ended December 31, 2000, 1999 and 1998 follows:

December 31,                           2000        1999      1998
-----------------------------------------------------------------------
Federal Home Loan Bank advances, short-term
 At December 31:
   Outstanding. . . . . . . . . . .$16,095,000 $15,000,000   $-0-
   Interest rate. . . . . . . . . . 4.88-6.85%  4.76-5.53%   N/A
Average for the year:
   Outstanding. . . . . . . . . . .$ 8,941,000 $ 6,693,000   $-0-
   Interest rate. . . . . . . . . .   5.16%       5.45%      N/A
Maximum month-end outstanding . . .$16,095,000 $15,000,000   $-0-

(12) Federal Home Loan Bank Advances, Long-Term:

Lorain National Bank is a voluntary member of the Federal Home Loan Bank of Cincinnati (FHLB). Long-term advances from the FHLB with maturities and fixed interest rates thereon at December 31, 2000 and 1999 are as follows:

  Maturity             Interest Rate        1999          1998
  ---------------------------------------------------------------
  2001                   4.88-6.85%. . .$       -0-   $11,095,000
  2002                   4.86-6.31%. . .  8,250,000     8,250,000
                                        -------------------------
  Total                  . . . . . . . .$ 8,250,000   $19,345,000
                                        -------------------------

At December 31, 2000, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, and qualified mortgage loans totaling $45,016,000. At December 31, 2000, Lorain National Bank was approved for $57,748,000 of FHLB advances. The Bank is required to own FHLB stock equal to 5% of the FHLB advances outstanding and owned $2,887,600 at December 31, 2000. At December 31, 2000, the amount of credit available to the Bank from the FHLB was $24,403,000. The Bank is eligible to purchase additional FHLB stock, if needed, and thereby increase the amount of credit available.


END PUBLISHED PAGE 23

(13) Income Taxes:

The annual provision for income taxes consists of the following:

Years ended December 31,          2000           1999           1998
------------------------------------------------------------------------
INCOME TAXES
  Federal Current. . . . . . . $4,743,000     $4,448,000     $3,083,000
  Federal Deferred . . . . . .   (348,000)      (627,000)       192,000
  State. . . . . . . . . . . .      5,000         21,000         16,000
  Cumulative effect adjustment        -0-            -0-        136,000
                              ------------------------------------------
TOTAL INCOME TAXES . . . . . . $4,400,000     $3,842,000     $3,427,000
                              ------------------------------------------

The following presents a reconciliation of the total income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 35 percent to income before income taxes.

Years ended December 31,          2000           1999           1998
------------------------------------------------------------------------
Computed "expected" tax
 expense . . . . . . . . . . . $4,491,000     $4,019,000     $3,586,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions    (82,000)       (76,000)       (75,000)
   State income taxes net of
    Federal benefit. . . . . .      3,000         14,000         10,000
   Other, net. . . . . . . . .    (12,000)      (115,000)       (94,000)
                              ------------------------------------------
TOTAL INCOME TAXES . . . . . . $4,400,000     $3,842,000     $3,427,000
                              ------------------------------------------

Net deferred Federal tax assets are included in Other Assets on the Consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

December 31,                                       2000        1999
-----------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for loan losses . . . . . . . . . . . $1,608,000  $1,276,000
  Deferred compensation . . . . . . . . . . . .    288,000     289,000
  Accrued vacation payable. . . . . . . . . . .    159,000     165,000
  Intangible asset amortization . . . . . . . .     80,000      64,000
  Accrued pension payable . . . . . . . . . . .     88,000      56,000
  Unrealized loss on securities available for sale     -0-     523,000
  Other, net. . . . . . . . . . . . . . . . . .     20,000      23,000
                                               ------------------------
Total deferred Federal tax assets . . . . . . .  2,243,000   2,396,000

Deferred Federal tax liabilities:
  Bank premises and equipment depreciation. . .   (315,000)   (300,000)
  Deferred charges. . . . . . . . . . . . . . .    (79,000)   (159,000)
  FHLB stock dividends. . . . . . . . . . . . .   (227,000)   (158,000)
  Unrealized gain on securities available for sale (99,000)        -0-
  Accrued loan fees and costs . . . . . . . . .   (122,000)   (103,000)
                                               ------------------------
Total deferred Federal tax liabilities. . . . .   (842,000)   (720,000)
                                               ------------------------
NET DEFERRED FEDERAL TAX ASSETS . . . . . . . . $1,401,000  $1,676,000
                                               ------------------------
END PUBLISHED PAGE 24

(14) Shareholders' Equity:

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2000, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both.

Common Stock

The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 4,211,047 and 4,127,161 at December 31, 2000, and December 31, 1999, respectively.

The Board of Directors of LNB Bancorp, Inc. declared a two percent stock dividend, paid on July 1, 2000, to shareholders of record on June 12, 2000. The two percent stock dividend increased LNB Bancorp Inc.'s common stock outstanding by 84,562 shares. Cash was issued in lieu of fractional shares.

Common Stock Repurchase Plan and Treasury Stock

On May 20, 1997, the Board of Directors authorized the repurchase of up to 102,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other Corporate purposes. At December 31, 2000, LNB Bancorp, Inc. held 102,000 shares of common stock as Treasury Stock. LNB Bancorp, Inc. purchased 2,000 shares in 2000, 2,004 shares in 1998 and 97,996 shares in 1997 under this plan for a total cost of $2,940,000. During 2000, 1999 and 1998, no shares were issued out of Treasury Stock.

Shareholder Rights Plan

On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. adopted a Shareholder Rights Plan. The rights plan is designed to prevent a potential acquiror from exceeding a prescribed ownership level in LNB Bancorp, Inc., other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquiror that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation's Common Shares, at 50% of market value. This would likely dramatically dilute the potential acquiror's ownership level and voting power, making an acquisition of the Corporation without prior Board approval prohibitively expensive.

The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding LNB Bancorp, Inc. Common Share held as of the close of business on November 6, 2000. One Preferred Share Purchase Right will also be distributed for each Common Share issued after November 6, 2000. Each right entitles the registered holder to purchase from LNB Bancorp, Inc. Units of a new series of Voting Preferred Shares, no par value, at 50 percent of market value, if a person or group acquires 15 percent or more of LNB Bancorp, Inc.'s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common Share. A complete description of the distribution, exercise, and terms of the rights are set forth in a Shareholder Rights Agreement dated October 24, 2000 between LNB Bancorp, Inc. and Registrar and Transfer Company as Rights Agent. The Shareholder Rights Agreement was filed with the Securities and Exchange Commission in a Form 8-A Filing on November 6, 2000.

Dividends

Total cash dividends declared per share for 2000 increased $.10, or
11.1 percent, to $1.00 per share, up from $.90 per share in 1999. Total cash dividends declared in 2000, including the $.02 EXTRA dividend declared by the Board of Directors in November, rose to $4,191,000. In each of the last 13 years, the Board of Directors has approved an increase in the regular cash dividend, with the 2000 dividend representing a 232.6% increase from 1990 when $1,260,000 in total cash dividends were declared.

In February 2001, the Corporation announced that the Board of Directors raised the 2001 first quarter cash dividend declared on common stock by $.01 to $.25 per share. This represents an increase of 4.2% from last year's first-quarter dividend of $.24 per share.

Dividend Reinvestment and Cash Stock Purchase Plan

The Board of Directors adopted a dividend reinvestment and cash stock purchase plan on November 18, 1997. Under the plan, the first dividend reinvestment and cash stock purchase date was April 1, 1998. The plan allows shareholders to elect to use their quarterly cash dividends to purchase shares of LNB Bancorp, Inc. common stock. Additionally, cash can be contributed directly to the plan for the purchase of shares of common stock with a quarterly limit of $5,000. The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in 2000 and 1999. During 2000 and 1999, stock for the dividend reinvestment plan was purchased in the open market at the current market price.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two year's retained earnings. At December 31, 2000, approximately $10,857,000 of the Bank's retained earnings were available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

END PUBLISHED PAGE 25

(15) Regulatory Capital:

The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, and State of Ohio laws and regulations, including the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from "well capitalized" to "critically undercapitalized". These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution's semi-annual FDIC deposit insurance premium assessments.

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

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

The Corporation continued to maintain a strong capital position during 2000. Total capital (Tier 1 and Tier 2) amounted to $57.6 million at December 31, 2000, representing 13.06% of net risk-adjusted assets compared with $52.5 million and 12.84%, respectively, at December 31, 1999. Tier 1 capital of $52.5 million at year-end 2000 represented 11.88% of risk weighted assets, compared with $47.8 million and 11.70% at year-end 1999.

At December 31, 2000 and 1999, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency's most recent notification, with an examination date of September 30, 1999, categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category.

Analysis of Lorain National Bank and LNB Bancorp, Inc.'s Regulatory Capital and Regulatory Capital Requirements

                                 Minimum Required      Minimum Required
December 31          Actual    To Be Well Capitalized      Capital
------------------------------------------------------------------------
(amounts in thousands)
                Amount    Ratio     Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------
2000 Total capital (to risk weighted assets)
  Consolidated. .$57,637   13.06%    $44,194   10.0%     $35,355    8.0%
  Bank. . . . . .$54,464   12.34%    $44,127   10.0%     $35,302    8.0%
2000 Tier 1 capital (to risk weighted assets)
  Consolidated. .$52,486   11.88%    $26,516    6.0%     $17,677    4.0%
  Bank. . . . . .$45,214   10.24%    $26,476    6.0%     $17,651    4.0%
2000 Tier 1 capital (to average assets)
  Consolidated. .$52,387    8.68%    $30,183    5.0%     $24,146    4.0%
  Bank. . . . . .$45,214    7.50%    $30,156    5.0%     $24,125    4.0%
1999 Total capital (to risk weighted assets)
  Consolidated. .$52,491   12.84%    $40,872   10.0%     $32,698    8.0%
  Bank. . . . . .$48,284   11.82%    $40,807   10.0%     $32,646    8.0%
1999 Tier 1 capital (to risk weighted assets)
  Consolidated. .$47,824   11.70%    $24,523    6.0%     $16,349    4.0%
  Bank. . . . . .$39,617    9.70%    $24,484    6.0%     $16,323    4.0%
1999 Tier 1 capital (to average assets)
  Consolidated. .$47,824    8.36%    $28,613    5.0%     $22,891    4.0%
  Bank. . . . . .$39,617    6.96%    $28,446    5.0%     $22,756    4.0%




END PUBLISHED PAGE 26

(16)Parent Company:

Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary. Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

December 31,                                     2000           1999
------------------------------------------------------------------------
ASSETS:
Cash. . . . . . . . . . . . . . . . . . . . .$ 1,177,000    $ 1,047,000
Short-term investments. . . . . . . . . . . .  3,125,000      3,070,000
Investment in subsidiaries
 at equity in underlying
 value of its net assets. . . . . . . . . . . 49,263,000     43,862,000
Securities available for sale . . . . . . . .     88,000         87,000
Note receivable - subsidiary. . . . . . . . .  4,000,000      4,000,000
Other assets. . . . . . . . . . . . . . . . .     25,000         46,000
                                             ---------------------------
Totals assets . . . . . . . . . . . . . . . .$57,678,000    $52,112,000
                                             ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities . . . . . . . . . . . . . . . . .$ 1,153,000    $ 1,059,000
Shareholders' equity. . . . . . . . . . . . . 56,525,000     51,053,000
                                             ---------------------------
Total liabilities and shareholders' equity. .$57,678,000    $52,112,000
                                             ---------------------------
Condensed Statements of Income

Years ended December 31,           2000           1999           1998
------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary $ 4,191,000    $ 3,794,000   $ 3,381,000
Interest and other income. . .     445,000        663,000       773,000
                              ------------------------------------------
                                 4,636,000      4,457,000     4,154,000
EXPENSES:
Other expenses . . . . . . . .     334,000        238,000       240,000
                              ------------------------------------------
Income before income taxes and
 equity in undistributed
 net income of subsidiary. . .   4,302,000      4,219,000     3,914,000
Income tax expense . . . . . .      55,000        159,000       189,000
Equity in undistributed net
 income of subsidiary. . . . .   4,183,000      3,581,000     3,093,000
                              ------------------------------------------
NET INCOME . . . . . . . . . . $ 8,430,000    $ 7,641,000   $ 6,818,000
                              ------------------------------------------

Condensed Statements of Cash Flows

Years ended December 31,           2000           1999          1998
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary. . . $ 4,191,000    $ 3,794,000   $ 3,381,000
Other, net . . . . . . . . . .      55,000        280,000       392,000
                              ------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES. . . . .   4,246,000      4,074,000     3,773,000
                              ------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Proceeds from maturities of
 securities available for sale         -0-            -0-     4,569,000
Cash paid on line of credit. .         -0-            -0-    (2,200,000)
Proceeds from subsidiary on
 note receivable . . . . . . .         -0-      4,000,000           -0-
Purchase of treasury stock . .         -0-            -0-       (57,000)
Proceeds from exercise of
 stock options . . . . . . . .      25,000         87,000         4,000
Dividends paid to subsidiary .         -0-     (4,000,000)          -0-
Dividends paid to shareholders  (4,086,000)    (3,794,000)   (3,421,000)
                              ------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES. . .  (4,061,000)    (3,707,000)   (1,105,000)
                              ------------------------------------------
NET INCREASE IN
 CASH AND CASH EQUIVALENTS . .     185,000        367,000     2,668,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR . . . . . .   4,117,000      3,750,000     1,082,000
                              ------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR . . . . . . . . . $ 4,302,000    $ 4,117,000   $ 3,750,000
                              ------------------------------------------

END PUBLISHED PAGE 27

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

The net periodic pension costs charged to other expenses amounted to $95,000 in 2000, $33,000 in 1999 and $163,000 in 1998. At December 31,
2000 there were 285 participants in the plan. The following table sets forth the defined benefit pension plan's Change in Projected Benefit Obligation and Change in Plan Assets and Funded Status including Prepaid (Accrued) Liability for the years ended December 31, 2000, 1999 and 1998.

Years ended December 31,          2000          1999          1998
------------------------------------------------------------------------
Change in projected benefit obligations:
Projected benefit obligation
  at beginning of year. . . .$ (9,672,000) $ (9,064,000) $ (7,952,000)
 Service cost . . . . . . . .    (474,000)     (408,000)     (408,000)
 Interest cost. . . . . . . .    (571,000)     (553,000)     (538,000)
 Employer contributions . . .         -0-           -0-           -0-
 Actuarial gain(loss) . . . .    (399,000)        2,000      (653,000)
 Benefits paid. . . . . . . .   1,016,000       351,000       487,000
                             -------------------------------------------
Projected benefit obligation
  at end of year. . . . . . .$(10,100,000) $ (9,672,000) $ (9,064,000)
                             -------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year . . . . .$ 11,704,000  $ 10,659,000  $  8,773,000
 Actual return on plan assets    (587,000)    1,396,000     2,373,000
 Employer contributions . . .         -0-           -0-           -0-
 Benefits and expenses paid .  (1,016,000)     (351,000)     (487,000)
                             -------------------------------------------
Fair value of plan assets
  at end of year. . . . . . .$ 10,101,000  $ 11,704,000  $ 10,659,000
                             -------------------------------------------
Funded status . . . . . . . .$      1,000  $  2,032,000  $  1,595,000
 Unrecognized net gain
  subsequent to transition. .    (103,000)   (2,006,000)   (1,476,000)
 Unamortized prior service cost  (156,000)     (190,000)     (225,000)
 Unamortized net asset
  at transition . . . . . . .         -0-           -0-       (25,000)
                             -------------------------------------------
(Accrued) Pension Liability .$   (258,000) $   (164,000) $   (131,000)
                             -------------------------------------------

Net Periodic Pension Cost consisted of the following:

Years ended December 31,          2000           1999           1998
------------------------------------------------------------------------
Service cost. . . . . . . . . $   474,000    $   408,000    $   408,000
Interest cost on projected
 benefit obligation . . . . .     571,000        553,000        538,000
Expected return on plan assets   (873,000)      (838,000)      (717,000)
Amortization of transition
 net asset. . . . . . . . . .         -0-        (25,000)       (31,000)
Amortization of unrecognized
 prior service liability. . .     (35,000)       (35,000)       (35,000)
Recognized actuarial
 (gain) or loss . . . . . . .     (42,000)       (30,000)           -0-
                             -------------------------------------------
Net periodic pension cost . . $    95,000    $    33,000    $   163,000
                             -------------------------------------------

The principal actuarial assumptions used follows:
Weighted average discount rate      6.00%          5.95%          5.95%
                             -------------------------------------------
Expected long-term rate of
 return on plan assets. . . .       8.00%          8.00%          8.00%
                             -------------------------------------------
Assumed rate of future
 compensation increases . . .       5.25%          5.00%          5.00%
                             -------------------------------------------

END PUBLISHED PAGE 28

(18) Stock Option Plan:

The Corporation sponsors two qualified incentive stock option plans. In 2000, the Corporation entered into two nonqualified incentive stock option agreements. Under the nonqualified incentive stock option agreements, 12,500 shares were granted in 2000. The incentive stock options must be exercised within 10 years from grant date and with 100% vesting from grant date.

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its incentive stock options in the financial statements. There were no stock options granted or available for granting under any of the Corporation's qualified incentive stock option plans during 2000, 1999 and 1998. SFAS No. 123, "Stock-Based Compensation," allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

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

There were no new options granted or forfeitures under the qualified stock option plans during the three year period ended December 31, 2000. All stock option shares granted are vested. Stock options exercised were 1,324, 4,586 and 200 shares in 2000, 1999 and 1998, respectively.

An analysis of the qualified incentive stock option plans as of December 31, 2000 follows:
  Plan Year                                  1985          1982
  ----------------------------------------------------------------
  Options outstanding:
    Total. . . . . . . . . . . . . . . . . .12,058         9,250
    Vested . . . . . . . . . . . . . . . . .12,058         9,250
  Options available
    for granting . . . . . . . . . . . . . .   -0-           -0-
  Exercise price . . . . . . . . . . . . . .$19.21        $14.35
                                             ---------------------

                          2000               1999              1998
                --------------------------------------------------------
                           Weighted           Weighted          Weighted
                            Average            Average           Average
                           Exercise            Exercise         Exercise
                 Options    Price     Options   Price   Options  Price
                --------------------------------------------------------
Outstanding at
 beginning of
 year. . . . . .  32,207    $21.37     26,793   $17.79   26,993  $17.77
Granted. . . . .  12,500     26.80     10,000    30.00        0    0.00
Exercised. . . .  (1,324)    18.01     (4,586)   19.28     (200)  14.64
Stock Dividend .     775     22.63          0     0.00        0    0 00
                --------------------------------------------------------
Outstanding at end
 of year . . . .  44,158     22.63     32,207    21.37   26,793   17.79
                ========================================================
Exercisable at end
 of year . . . .  44,158     22.63     32,207    21.37   26,793   17.79
                ========================================================

Exercise prices for qualified and nonqualified options outstanding as of December 31, 2000, ranged from $14.35 to $29.41. The weighted average remaining contractual life of the nonqualified incentive stock option agreement is 9.1 years. The weighted average remaining contractual life of the 1982 and 1985 incentive stock option plans are 1 and 3 years, respectively.

The fair value of each option granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: risk-free interest rate of 5.46% and 6.69%, dividend yield of 4.00%, volatility factors of the expected market price of LNB Bancorp, Inc.'s common stock of 26.20%; and a weighted average expected option life of 10 years. Weighted average fair value of options granted during 2000 was $4.91 and $2.87.

The fair value of each option granted in 1999 is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: risk-free interest rate of 5.84%, dividend yield of 4.00%, volatility factors of the expected market price of LNB Bancorp, Inc.'s common stock of 50.00%; and a weighted average expected option life of 10 years. Weighted average fair value of options granted during 1999 was $9.83.

Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below. Additionally, no stock-based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" was generated under any of the Corporation's stock-based benefit plans during 1998.

Years ended December 31,             2000        1999
---------------------------------------------------------
Pro forma net income. . . . . . . $8,400,000  $7,576,000
Pro forma net income per share: .
  Basic . . . . . . . . . . . . . $     1.99  $     1.84
  Diluted . . . . . . . . . . . . $     1.99  $     1.83
                                 ------------------------

END PUBLISHED PAGE 29

(19) Employee Stock Ownership Plan:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $450,000, $400,000 and $200,000 in 2000, 1999, and 1998, respectively. At December 31, 2000 there were 288 participants in the plan. Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

Years ended December 31,        2000             1999            1998
------------------------------------------------------------------------
Cash dividend income . . . .$  148,000       $  124,000      $  113,000
Stock dividend shares. . . .     2,859              -0-             -0-
Shares purchased . . . . . .    17,337            7,912           6,823
Shares distributed . . . . .     6,298              990           2,266
Year end holdings:
  Shares . . . . . . . . . .   152,934          139,036         132,114
  Market value . . . . . . .$3,336,000       $3,059,000      $3,666,000
  As a percentage of
    total plan assets. . . .     91.7%            89.0%           94.4%
------------------------------------------------------------------------

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

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $137,000, $134,000 and $127,000 in 2000, 1999 and 1998, respectively. At December
31, 2000, there were 228 participants in the Plan.

Transactions by the Stock Purchase Plan relating to the activity in the Corporation's common stock are summarized below:

Years ended December 31,        2000             1999            1998
------------------------------------------------------------------------
Cash dividend income. . . . $  120,000      $  112,000      $  104,000
Stock dividend shares . . .      2,238             -0-             -0-
Shares purchased. . . . . .     19,504          16,046           8,028
Shares distributed/sold . .     23,463           6,979          15,557
Year end holdings:
  Shares. . . . . . . . . .    124,639         126,360         117,293
  Market value. . . . . . . $2,719,000      $2,780,000      $3,255,000

 As a percentage of
    total plan assets . . .      99.2%           94.4%           95.9%
------------------------------------------------------------------------

Lorain National Bank converted the Lorain National Bank Stock Purchase Plan to the Lorain National Bank 401(k) Plan on January 1, 2001.

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

The Bank's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk follows:

December 31,                              2000              1999
----------------------------------------------------------------------
Commitments to extend credit. . . . $ 91,054,000      $ 82,402,000
Credit card arrangements. . . . . .   16,635,000        17,380,000
Standby letters of credit . . . . .    1,356,000         1,521,000
                                    ----------------------------------
   Total. . . . . . . . . . . . . . $109,045,000      $101,303,000
                                    ----------------------------------

Most of the Bank's business activity is with customers located within the Bank's defined market area. As of December 31, 2000, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

The nature of the Corporation's business results in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and Lorain National Bank, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation's financial position.


END PUBLISHED PAGE 30

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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value.

The estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999 are summarized as follows:

December 31,                 2000                         1999
------------------------------------------------------------------------
                       Carrying    Estimated      Carrying    Estimated
                        Value      Fair Value      Value      Fair Value
------------------------------------------------------------------------
Financial assets:
 Cash and due from banks and Federal
  funds sold and short-
  term investments $ 25,136,000 $ 25,136,000   $ 37,343,000 $ 37,343,000
                   ============ ============   ============ ============
 Securities . . . .$127,101,000 $126,652,000   $123,319,000 $120,496,000
                   ============ ============   ============ ============
 Portfolio loans,
  net . . . . . . .$436,882,000 $441,250,000   $405,304,000 $407,358,000
                   ============ ============   ============ ============
 Loans available
  for sale, net . .$  9,008,000 $  9,008,000   $  9,545,000 $  9,825,000
                   ============ ============   ============ ============
 Accrued interest, accounts receivable
  and other financial
  assets. . . . . .$  7,303,000 $  7,303,000   $  6,824,000 $  6,824,000
                   ============ ============   ============ ============
Financial liabilities:
 Deposits:
 Demand deposits, savings accounts
  and money market
  deposits. . . . .$302,711,000 $302,711,000   $272,582,000 $272,582,000
Certificates of
  deposit . . . . . 193,380,000  193,382,000    184,249,000  185,051,000
                   ------------ ------------   ------------ ------------
Total deposits. . .$496,091,000 $496,093,000   $456,831,000 $457,633,000
                   ============ ============   ============ ============

Securities sold under repurchase agree-
 ments and other short-term
 borrowings . . . .$ 39,391,000 $ 39,391,000   $ 52,122,000 $ 52,122,000
                   ============ ============   ============ ============
Federal Home Loan
 Bank advances. . .$ 24,345,000 $ 24,235,000   $ 34,345,000 $ 33,402,000
                   ============ ============   ============ ============
Accrued interest payable and
 other financial
 liabilities. . . .$  5,054,000 $  5,054,000   $  3,930,000 $  3,930,000
                   ============ ============   ============ ============
END PUBLISHED PAGE 31

Report of Management

To The Shareholders of LNB Bancorp, Inc.
January 23, 2001

The Management of LNB Bancorp, Inc. is responsible for the preparation, integrity, and fair representation of its financial statements presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of Management.

LNB Bancorp, Inc. maintains a system of internal control over financial reporting designed to produce reliable financial statements. The system contains self-monitoring mechanisms, and compliance is tested and evaluated through an extensive program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any internal control system has inherent limitations, including the possibility that controls can be circumvented or overridden. Further, because of changes in conditions, internal control system effectiveness may vary over time.

Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 2000. Based on this assessment, Management believes that, as of December 31, 2000, the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles.

The Audit Committee of the Board of Directors is composed entirely of outside directors who are independent of Management and meets periodically with Management, internal auditors and independent auditors to review audit plans and the results and recommendations of their audits. The Audit Committee selects the independent auditor. KPMG LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

The accounting firm of KPMG LLP has been engaged by LNB Bancorp, Inc. to audit its financial statements and their report follows.

/s/ Gary C, Smith                     /s/ Gregory D. Friedman

Gary C. Smith                         Gregory D. Friedman
President and                         Executive Vice President and
Chief Executive Officer               Chief Financial Officer


Report of Independent Auditors

The Board of Directors
LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles, generally accepted in the United States of America.


/s/ KPMG LLP

Cleveland, Ohio
January 23, 2001

END PUBLISHED PAGE 32

Selected Unaudited Quarterly Financial Data

Consolidated unaudited quarterly financial and per share data for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:
                   First       Second      Third      Fourth
                  Quarter      Quarter    Quarter     Quarter    Totals
------------------------------------------------------------------------
Total    2000$10,939,000 $11,521,000 $11,992,000 $12,193,000 $46,645,000
interest 1999  9,778,000  10,281,000  10,711,000  10,847,000  41,617,000
income   1998  9,126,000   9,377,000   9,830,000   9,845,000  38,178,000
------------------------------------------------------------------------
Total    2000  4,384,000   4,549,000   5,038,000   5,238,000  19,209,000
interest 1999  3,575,000   3,739,000   4,076,000   4,203,000  15,593,000
expense  1998  3,435,000   3,415,000   3,578,000   3,571,000  13,999,000
------------------------------------------------------------------------
Net      2000  6,555,000   6,972,000   6,954,000   6,955,000  27,436,000
interest 1999  6,203,000   6,542,000   6,635,000   6,644,000  26,024,000
income   1998  5,691,000   5,962,000   6,252,000   6,274,000  24,179,000
------------------------------------------------------------------------
Provision2000    300,000     300,000     650,000     450,000   1,700,000
for loan 1999    200,000     500,000     550,000     750,000   2,000,000
losses   1998    187,000     238,000     838,000   1,462,000   2,725,000
------------------------------------------------------------------------
Net      2000  6,255,000   6,672,000   6,304,000   6,505,000  25,736,000
interest 1999  6,003,000   6,042,000   6,085,000   5,894,000  24,024,000
income   1998  5,504,000   5,724,000   5,414,000   4,812,000  21,454,000
after provision for loan losses
------------------------------------------------------------------------
Other    2000  1,933,000   2,112,000   2,124,000   2,201,000   8,370,000
income   1999  1,750,000   2,261,000   2,052,000   2,035,000   8,098,000
         1998  1,622,000   1,831,000   1,658,000   2,541,000   7,652,000
------------------------------------------------------------------------
Other    2000  5,200,000   5,540,000   5,137,000   5,399,000  21,276,000
expenses 1999  5,008,000   5,298,000   5,099,000   5,234,000  20,639,000
         1998  4,582,000   4,909,000   4,314,000   5,056,000  18,861,000
------------------------------------------------------------------------
Income   2000  1,008,000   1,124,000   1,130,000   1,138,000   4,400,000
taxes    1999    912,000   1,042,000   1,047,000     841,000   3,842,000
         1998    866,000     892,000     932,000     601,000   3,291,000
------------------------------------------------------------------------
Net      2000 $1,980,000  $2,120,000  $2,161,000  $2,169,000  $8,430,000
income   1999  1,833,000   1,963,000   1,991,000   1,854,000   7,641,000
         1998  1,678,000   1,754,000   1,826,000   1,560,000   6,818,000
------------------------------------------------------------------------
Basic    2000      $ .48       $ .49       $ .51       $ .52       $2.00
earnings 1999        .43         .47         .47         .44        1.81
per      1998        .40         .41         .43         .38        1.62
share(1)
------------------------------------------------------------------------
Diluted  2000      $ .48       $ .49       $ .51       $ .52       $2.00
earnings 1999        .43         .47         .47         .44        1.81
per      1998        .40         .41         .43         .38        1.62
share(1)
------------------------------------------------------------------------

Dividends2000      $ .24       $ .24       $ .25       $ .27       $1.00
declared 1999        .21         .21         .23         .25         .90
per share1998        .19         .19         .21         .25         .84
(2)
------------------------------------------------------------------------

(1) Basic and Diluted earnings per share is computed using the weighted average number of shares outstanding during each quarter and each year.
(2) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 2000.


END PUBLISHED PAGE 33

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDENDS DECLARED - YEARS ENDED DECEMBER 31,
                                   2000           1999           1998
------------------------------------------------------------------------
Total interest income. . . . . $46,645,000    $41,617,000   $38,178,000
Total interest expense . . . .  19,209,000     15,593,000    13,999,000
                              ------------------------------------------
 Net interest income . . . . .  27,436,000     26,024,000    24,179,000
Provision for loan losses. . .   1,700,000      2,000,000     2,725,000
Other income . . . . . . . . .   8,369,000      7,936,000     6,997,000
Gains (losses) on sales
 of assets . . . . . . . . . .       1,000        162,000       655,000
Other expenses . . . . . . . .  21,276,000     20,639,000    18,861,000
                              ------------------------------------------
Income before income taxes . .  12,830,000     11,483,000    10,245,000
Income taxes . . . . . . . . .   4,400,000      3,842,000     3,427,000
                              ------------------------------------------
Net income . . . . . . . . . . $ 8,430,000    $ 7,641,000   $ 6,818,000
                              ------------------------------------------
Cash dividends declared. . . . $ 4,191,000    $ 3,794,000   $ 3,545,000
                              ------------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                   2000           1999           1998
------------------------------------------------------------------------
Cash and cash equivalents  . .$ 25,136,000   $ 37,343,000  $ 32,801,000
Securities . . . . . . . . . . 127,101,000    123,319,000   118,519,000
Net loans. . . . . . . . . . . 445,890,000    414,849,000   366,383,000
Other assets . . . . . . . . .  23,983,000     24,100,000    24,043,000
                              ------------------------------------------
Total assets . . . . . . . . .$622,110,000   $599,611,000  $541,746,000
                              ------------------------------------------
Total deposits . . . . . . . .$496,091,000   $456,831,000  $443,848,000
Other borrowings . . . . . . .  63,736,000     86,467,000    45,005,000
Other liabilities. . . . . . .   5,758,000      5,260,000     4,217,000
                              ------------------------------------------
Total liabilities. . . . . . . 565,585,000    548,558,000   493,070,000
                              ------------------------------------------
Total shareholders' equity . .  56,525,000     51,053,000    48,676,000
                              ------------------------------------------
Total liabilities
 and shareholders' equity. . .$622,110,000   $599,611,000  $541,746,000
                              ------------------------------------------
PER SHARE DATA
                                    2000           1999           1998
------------------------------------------------------------------------
Basic earnings(1). . . . . . .     $ 2.00         $ 1.81        $ 1.62
Diluted earnings(1). . . . . .     $ 2.00         $ 1.81        $ 1.62
Cash dividends(2). . . . . . .     $ 1.00         $  .90        $  .84
Book value per share(2). . . .     $13.42         $12.13        $11.58
Shares outstanding at end
 of year(2). . . . . . . . . .  4,211,047      4,209,704     4,205,027
------------------------------------------------------------------------

FINANCIAL RATIOS
                                    2000            1999         1998
------------------------------------------------------------------------
Net interest margin(3) . . . .      4.85%           4.88%        5.17%
Return on assets(4). . . . . .      1.39            1.33         1.34
Return on shareholders' equity(4)  15.83           15.29        14.46
Shareholders' equity to assets(4)   8.77            8.67         9.27
Cash dividends to net income .     49.72           49.65        52.00
Efficiency ratio(3). . . . . .     59.42           60.61        60.33
Gross loans to deposits. . . .     90.94           91.83        83.33
Reserve for loan losses to
 total loans . . . . . . . . .      1.16            1.11          .94
Non-performing loans to total
 loans . . . . . . . . . . . .       .51             .33          .35
------------------------------------------------------------------------
Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDEND DECLARED - YEARS ENDED DECEMBER 31,
                                   1997           1996
----------------------------------------------------------
Total interest income  . . . . $35,156,000    $32,470,000
Total interest expense . . . .  12,990,000     11,478,000
                               ---------------------------
 Net interest income . . . . .  22,166,000     20,992,000
Provision for loan losses. . .     750,000        600,000
Other income . . . . . . . . .   5,803,000      4,926,000
Gains (losses) on sales
 of assets . . . . . . . . . .         -0-         (1,000)
Other expenses . . . . . . . .  17,387,000     16,565,000
                               ---------------------------
Income before income taxes . .   9,832,000      8,752,000
Income taxes . . . . . . . . .   3,350,000      2,900,000
                               ---------------------------
Net income . . . . . . . . . . $ 6,482,000    $ 5,852,000
                               ---------------------------
Cash dividends declared. . . . $ 2,934,000    $ 2,591,000
                               ---------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                   1997           1996
----------------------------------------------------------
Cash and cash equivalents. . .$ 24,407,000   $ 18,993,000
Securities . . . . . . . . . . 115,374,000    104,960,000
Net loans. . . . . . . . . . . 326,863,000    297,957,000
Other assets . . . . . . . . .  24,084,000     16,690,000
                              ----------------------------
Total assets . . . . . . . . .$490,728,000   $438,600,000
                              ----------------------------
Total deposits . . . . . . . .$410,655,000   $366,380,000
Other borrowings . . . . . . .  30,995,000     24,481,000
Other liabilities. . . . . . .   4,093,000      3,541,000
                              ----------------------------
Total liabilities. . . . . . . 445,743,000    394,402,000
                              ----------------------------
Total shareholders' equity . .  44,985,000     44,198,000
                              ----------------------------

Total liabilities
 and shareholders' equity. . .$490,728,000   $438,600,000
                              ----------------------------
PER SHARE DATA
                                   1997           1996
----------------------------------------------------------
Basic earnings(1). . . . . . .    $ 1.53         $ 1.36
Diluted earnings(1). . . . . .    $ 1.53         $ 1.36
Cash dividends(2). . . . . . .    $  .70         $  .60
Book value per share(2). . . .    $10.69         $10.26
Shares outstanding at end
 of year(2). . . . . . . . . . 4,206,867      4,305,730
-----------------------------------------------------------
FINANCIAL RATIOS
                                   1997           1996
-----------------------------------------------------------
Net interest margin(3) . . . .     5.20%          5.33%
Return on assets(4). . . . . .     1.41           1.37
Return on shareholders' equity(4) 14.51          13.70
Shareholders' equity to assets(4)  9.70          10.01
Cash dividends to net income .    45.26          44.28
Efficiency ratio(3). . . . . .    62.01          63.65
Gross loans to deposits. . . .    80.61          82.45
Reserve for loan losses to
 total loans . . . . . . . . .     1.26           1.36
Non-performing loans to
 total loans . . . . . . . . .      .27            .37
-----------------------------------------------------------
(1) Basic and diluted earnings per share is computed using the weighted average number of shares outstanding during each year.
(2) All share and per share data has been adjusted to reflect the 2 percent stock dividend in 2000, 1997 and 1996.
(3) Tax Equivalent Basis.
(4) Ratios based on average annual balances.

END PUBLISHED PAGE 34

Management's Discussion & Analysis

Introduction:

  The following is Management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. (the Corporation). It is intended to amplify certain financial information regarding LNB Bancorp, Inc. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 2000 Annual Report to Shareholders.

Forward-Looking Statements:

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U. S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Earnings Summary:

  LNB Bancorp, Inc. posted its nineteenth consecutive year of increased earnings. LNB Bancorp, Inc.'s consolidated 2000 net income reached a record high of $8,430,000, compared to $7,641,000 in 1999 and $6,818,000 in 1998. Net income for 2000, 1999 and 1998 was favorably affected by an increase in net interest income and increased noninterest income offset in part by higher operating expenses.

  Basic earnings per share totaled $2.00 for 2000 compared to $1.81 for 1999 and $1.62 for 1998. Diluted earnings per share totaled $2.00 for 2000, compared to $1.81 for 1999 and $1.62 for 1998. Prior period earnings per share data has been restated to reflect the 2% stock dividend of July 1, 2000. The return on average assets, a measure of profitability, increased to 1.39% in 2000 from 1.33% in 1999 and 1.34% in 1998. Return on average shareholders' equity measures how profitable the shareholders' invested capital is employed. Return on average equity increased to 15.83% for 2000 compared to 15.29% and 14.46% in 1999 and 1998, respectively.

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

A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on page 37. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.

Net interest income (FTE) in 2000 increased by $1,406,000 from $26,116,000 in 1999 to $27,522,000 in 2000. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds increased from 3.53% in 1999 to 4.11% in 2000, or a total of 58 basis points. During the same period, the yield on earning assets increased 45 basis points to 8.24% in 2000, compared to 7.79% in 1999, resulting in a decrease in the net interest spread by 13 basis points in 2000. The increase in net interest income during

BASIC EARNINGS PER SHARE Dollars*
(A Basic Earnings Per Share graph follows in printed version with basic earnings on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE ASSETS percent
(A Return On Average Assets graph follows in printed version with return percent on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE EQUITY percent
(A Return On Average Equity graph follows in printed version with return percent on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                       Basic             Return on        Return on
                Earnings Per Share     Average Assets    Average Equity
       Year           Dollars*            Percent           Percent

       2000            $2.00               1.39%             15.83%
       1999            $1.85               1.33%             15.29%
       1998            $1.65               1.34%             14.46%
       1997            $1.56               1.41%             14.51%
       1996            $1.39               1.37%             13.70%



*Adjusted for stock dividends and splits





END PUBLISHED PAGE 35

2000 resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities, partially offset by increases in market rates on interest-bearing liabilities which was greater than the increase in market rates on interest-bearing assets.

Net interest income (FTE) in 1999 increased by $1,850,000 from $24,266,000 in 1998 to $26,116,000 in 1999. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus decreases in market interest rates. The cost of funds decreased from 3.64% in 1998 to 3.53% in 1999, or a total of 11 basis points. During the same period, the yield on earning assets decreased 36 basis points to 7.79% in 1999, compared to 8.15% in 1998, resulting in a decrease in the net interest spread by 25 basis points in 1999.

The net yield on earning assets in 2000 was 4.85% compared to 4.88% in 1999 and 5.17% in 1998. The slight decrease in the net yield on earning assets during 2000 results primarily from increases in volume of loans with market rates greater than in previous years and increases in the volume and market rates of investment securities partially offset by increases in volume and rates on certificate of deposits and interest-bearing demand accounts. This relatively constant yield in 2000 and 1999 reflects the fact that the Corporation's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition, changes in market interest rates and regulation.

Results from Operations:

The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was 83.5% and 80.3% in 2000 and 1999, respectively. Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, was 16.5% and 19.7% in 2000 and 1999, respectively.

The cost of interest-bearing liabilities in 2000 was $19,209,000 compared to $15,584,000 and $13,999,000 in 1999 and 1998, respectively.
The unfavorable impact of increases in rates plus increases in volume caused interest expense to increase from 1999 to 2000. The net unfavorable impact of decreases in deposit rates plus increases in volume caused interest expense to increase from 1998 to 1999. Decreases in the average rates paid on savings accounts, certificates of deposit, and long-term borrowings offset in part the 1999 increase in the cost of interest-bearing liabilities due to volume increases.

Total other income, excluding gains on the sale of securities, grew 5.4% in 2000 driven primarily by a 12.4 percent increase in Investment and Trust Services Division Income. Total other income in 2000 increased to $8,370,000 compared to $8,098,000 in 1999 for an increase of $272,000.
This increase results from increases from Investment and Trust Services Division income of $260,000, increases in service charges on deposit accounts of $183,000, decreases in gains on the sale of assets of $161,000, and increases in other service charges of $6,000. The increase in 2000 Investment and Trust Services Division income results in part by the realization of increases in the volume of assets under management. The increase in service charges on deposit accounts is due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees. Total other income in 1999 increased by $845,000 to $8,098,000 as compared to 1998. This increase resulted from increases in Investment and Trust Services Division income of $208,000 and service charges of $434,000 and other service charges, commissions and fees of $283,000. The increase in 1999 Investment and Trust Services Division income results in part by the realization of increases in the volume of assets under management. The increase in service charges on deposit accounts is due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees.

The Corporation continuously monitors other expenses for greater efficiency and profitability. The entire staff is geared to improve efficiency and productivity at all levels. The Corporation has made progress in this area as evidenced by improvement in the efficiency ratio from 60.33% in 1998 to 60.62% in 1999 while decreasing 119 basis points to 59.42% in 2000.

Total other expenses increased 3.1% in 2000 compared to 1999 after a 9.4% increase for 1999 compared to 1998. The 2000 increase in other expenses resulted from increases in salaries and benefits, net occupancy expenses, furniture and equipment expenses, credit card and merchant expenses, and marketing expenses. The 1999 increase in other expenses resulted from increases in salaries and benefits, net occupancy expenses, furniture and equipment expenses, credit card and merchant expenses, and certain one time loan collection expenses. Some of these additional expenses arose from the relocation of our Second Street office to Ely Square, Elyria in 1999.

The effective tax rate of the Corporation was 34.3%, 33.5%, and 33.4% in 2000, 1999, and 1998, respectively. The increase in the effective tax rate in 2000 was primarily due to the decrease in tax-exempt interest income and nondeductible stock issuance expenses. A detailed analysis of income taxes is presented on page 24.

The Corporation's Consolidated Statements of Income reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization, as these expenses are based on original purchase costs.

Selected unaudited quarterly financial data for 2000, 1999 and 1998 is presented on page 33. There were significant intra-quarter fluctuations during the third and fourth quarters of 2000 and 1999 from increases in the provision for loan losses. The increase in the provision for loan losses in the third and fourth quarters of 2000 resulted from anticipated charge-offs of indirect automobile lending and the Bank's desire to rebuild the level of the reserve for loan losses. The 1999 second quarter increase in other income reflects gains on sales of buildings and equipment of $162,000. The 1998 fourth quarter increase in other income reflects gains on sales of securities of $256,000.


END PUBLISHED PAGE 36

Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        2000
------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
ASSETS:
Securities. . . . . . . . . . . .$120,532        $ 7,146          5.93%
Securities-tax exempt . . . . . .   5,007            329          6.57%
Federal funds sold and
 short-term investments . . . . .   3,887            222          5.72%
Commercial loans. . . . . . . . . 172,951         16,811          9.72%
Commercial loans-tax exempt . . .     267             24          8.99%
Mortgage loans. . . . . . . . . . 155,753         11,968          7.68%
Consumer loans. . . . . . . . . . 108,622         10,231          9.42%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 567,019         46,731          8.24%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (4,979)
Cash and due from banks . . . . .  21,589
Other assets. . . . . . . . . . .  23,876
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$607,505
                                 ---------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$205,877        $11,256          5.47%
Savings deposits. . . . . . . . . 101,276          1,999          1.97%
Interest-bearing demand . . . . . 101,180          2,744          2.71%
Short-term borrowings . . . . . .  51,059          2,782          5.45%
Long-term borrowings. . . . . . .   8,250            428          5.19%
                                 ---------------------------------------
 TOTAL INTEREST-
    BEARING LIABILITIES.. . . . . 467,642         19,209          4.11%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  81,221
Other liabilities . . . . . . . .   5,379
Shareholders' equity. . . . . . .  53,263
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$607,505
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $27,522
Taxable equivalent adjustment                        (86)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $27,436
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 4.85%
                                 ---------------------------------------

Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        1999
------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
ASSETS:
Securities. . . . . . . . . . . .$118,267        $ 6,913          5.85%
Securities-tax exempt . . . . . .   4,547            294          6.47%
Federal funds sold and
 short-term investments . . . . .   8,796            424          4.82%
Commercial loans. . . . . . . . . 141,124         12,638          8.96%
Commercial loans-tax exempt . . .     430             35          8.14%
Mortgage loans. . . . . . . . . . 151,487         11,505          7.59%
Consumer loans. . . . . . . . . . 110,347          9,891          8.96%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 534,998         41,700          7.79%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (3,770)
Cash and due from banks . . . . .  22,709
Other assets. . . . . . . . . . .  22,576
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$576,513
                                 ---------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$195,563        $ 9,397          4.81%
Savings deposits. . . . . . . . . 107,654          2,128          1.98%
Interest-bearing demand . . . . .  79,146          1,309          1.65%
Short-term borrowings . . . . . .  35,585          1,597          4.49%
Long-term borrowings. . . . . . .  22,911          1,153          5.03%
                                 ---------------------------------------
 TOTAL INTEREST-
 BEARING LIABILITIES. . . . . . . 440,859         15,584          3.53%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  81,348
Other liabilities . . . . . . . .   4,326
Shareholders' equity. . . . . . .  49,980
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$576,513
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $26,116
Taxable equivalent adjustment . .                    (92)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $26,024
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 4.88%
                                 ---------------------------------------

Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                         1998
------------------------------------------------------------------------
(Dollars in Thousands)            Balance       Interest          Rate
ASSETS:
Securities. . . . . . . . . . . .$114,839        $ 7,030          6.12%
Securities-tax exempt . . . . . .   4,066            274          6.74%
Federal funds sold and
 short-term investments . . . . .   4,422            238          5.38%
Commercial loans. . . . . . . . . 124,415         11,555          9.29%
Commercial loans-tax exempt . . .     600             59          9.83%
Mortgage loans. . . . . . . . . . 144,393         11,307          7.83%
Consumer loans. . . . . . . . . .  76,753          7,802         10.17%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 469,488         38,265          8.15%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (4,514)
Cash and due from banks . . . . .  20,175
Other assets. . . . . . . . . . .  23,414
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$508,563
                                 ---------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$178,989        $ 9,261          5.17%
Savings deposits. . . . . . . . . 103,863          2,236          2.15%
Interest-bearing demand . . . . .  70,509          1,026          1.46%
Short-term borrowings . . . . . .  24,407            991          4.06%
Long-term borrowings. . . . . . .   7,031            485          6.90%
                                 ---------------------------------------
 TOTAL INTEREST-
 BEARING LIABILITIES. . . . . . . 384,799         13,999          3.64%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  72,575
Other liabilities . . . . . . . .   4,048
Shareholders' equity. . . . . . .  47,141
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$508,563
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $24,266
Taxable equivalent adjustment . .                    (87)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $24,179
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 5.17%
                                 ---------------------------------------

Rate/Volume Analysis of Net Interest Income

Years ended December 31,                    2000 and 1999
-----------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                          ---------------------------------------------
                                Volume             Rate          Total
                          ---------------------------------------------
Securities . . . . . . . .      $ 132           $  101        $  233
Securities-tax exempt. . .         30                5            35
Federal funds sold and
 short-term investments. .       (250)              48          (202)
Commercial loans . . . . .      2,850            1,323         4,173
Commercial loans-tax exempt       (13)               2           (11)
Mortgage loans . . . . . .        324              139           463
Consumer loans . . . . . .       (155)             495           340
                          ---------------------------------------------
 TOTAL INTEREST INCOME . .      2,918            2,113         5,031
                          ---------------------------------------------
Certificates of deposit. .        496            1,363         1,859
Savings deposits . . . . .       (126)              (3)         (129)
Interest-bearing demand. .        364            1,071         1,435
Short-term borrowings. . .        694              491         1,185
Long-term borrowings . . .       (738)              13          (725)
                          ---------------------------------------------
 TOTAL INTEREST EXPENSE. .        690            2,935         3,625
                          ---------------------------------------------
NET INTEREST INCOME. . . .     $2,228           $ (822)       $1,406
                          ---------------------------------------------

Years ended December 31,                    1999 and 1998
-----------------------------------------------------------------------
(Dollars in Thousands)                  Increase (Decrease) In
                                        Interest Income/Expense
                          ---------------------------------------------
                                  Volume             Rate          Total
                          ---------------------------------------------
Securities . . . . . . . .      $  210          $  (327)       $ (117)
Securities-tax exempt. . .          32              (12)           20
Federal funds sold and
 short-term investments. .         223              (37)          186
Commercial loans . . . . .       1,552             (469)        1,083
Commercial loans-tax exempt        (17)              (7)          (24)
Mortgage loans . . . . . .         556             (358)          198
Consumer loans . . . . . .       3,415           (1,326)        2,089
                          ---------------------------------------------
 TOTAL INTEREST INCOME . .       5,971           (2,536)        3,435
                          ---------------------------------------------
Certificates of deposit. .         858             (722)          136
Savings deposits . . . . .          82             (190)         (108)
Interest-bearing demand. .         126              157           283
Short-term borrowings. . .         454              152           606
Long-term borrowings . . .       1,095             (427)          668
                          ---------------------------------------------
 TOTAL INTEREST EXPENSE. .       2,615           (1,030)        1,585
                          ---------------------------------------------
NET INTEREST INCOME. . . .      $3,356          $(1,506)       $1,850
                          ---------------------------------------------

END PUBLISHED PAGE 37

Provision and Reserve for Loan Losses:

The reserve for loan losses is maintained by Management at a level considered adequate to cover probable losses. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the opinion of Management, to maintain the reserve for loan losses at an adequate level. Management determines the adequacy of the reserve based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While Management's periodic analysis of the reserve for loan losses may dictate portions of the reserve be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.

The reserve for loan losses on December 31, 2000, was $5,250,000, or 1.16% of outstanding loans, compared to $4,667,000, or 1.11% at year-end 1999. The provision for loan losses charged to operating expense was $1,700,000 and $2,000,000 in 2000 and 1999, respectively.

During the third and fourth quarters of 1998, a special provision for loan losses of $1,800,000 was added to the reserve for loan losses. The special provision was required because of a nonrecurring loan loss from a single, but significant commercial loan relationship.

Net charge-offs for 2000 were $1,117,000, as compared to $816,000 for 1999, while net charge-offs as a percentage of average loans outstanding for 2000 was 0.26%, compared to 0.20% for 1999. Net charge-offs for 1998 included a nonrecurring $3,200,000 loss from the above mentioned single commercial loan relationship. The remaining balance due to the Bank of $1,300,000 was reclassified from loans to other assets at the end of 1998 when the Bank took the creditor's assets under management. The assets were subsequently sold for $1,300,000 in January of 1999.

Non-performing loans at year-end 2000 were $2,315,000 compared to $1,339,000 at year-end 1999. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status and other foreclosed assets. As of December 31, 2000, 16% of non-performing loans were commercial loans, 12% were personal loans and 71% were residential mortgage loans. This compares to 3% for commercial loans, 29% for personal loans and 68% for mortgage loans at year-end 1999. Non-performing loans did not have a material impact on interest income during 2000, 1999 or 1998. The overall quality of the loan portfolio remains high, as the ratio of non-performing loans to total loans remains at low levels of 0.33% at year-end 1999 and 0.51% at year-end 2000.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 2000, there were no significant concentrations of credit risk in the loan portfolio. More information about the loan portfolio is presented on page 21.

Financial Condition:

Total assets of the Corporation rose 3.8% to $622,110,000 for the year ended December 31, 2000. The asset growth was funded by increases in deposits and Federal Home Loan Bank advances. Total earning assets increased 5.3% to $581,366,000 at year end 2000 from 1999's $552,115,000. The ratio of earning assets to total assets increased from 92.1% at December 31, 1999 to 93.5% at December 31, 2000. The loan to deposit ratio has decreased from 91.8% at 1999 year-end to 90.9% at December 31, 2000. During 2000, Federal funds sold and other short-term investments decreased by $6,195,000 to $3,125,000. Securities rose $3,782,000 to $127,101,000, and gross loans grew by $31,624,000 to
$451,140,000.

The maturity distribution of debt securities which appears on page 19 of this report, indicates that $85,254,000, or 69.9%, of debt securities mature within the next five year period with $13,515,000, or 11.0% maturing during 2001. At the close of 2000, there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $356,000 or .3%, at the close of 2000. At the end of 1999, the fair market value of the securities debt portfolio was less than the book value due to an increase in short-and-mid-term interest rates from the beginning of 1999 to its close. The fair value of the debt securities portfolio was less than its cost by $4,364,000 or 3.6%, at the close of 1999.

During the 2000 year, net loans rose 7.5 percent to $445,890,000 from $414,849,000. Commercial loan growth was robust, accounting for 91.6 percent of total loan growth, mortgage loan growth accounted for 15.0 percent and consumer loan had negative growth of 6.6 percent, of total loan growth for 2000. The substantial commercial loan growth was the result of the Bank's increased focus on commercial lending. Complementing this internal initiative was the strong economy, which stimulated new commercial loan demand as well as prompting existing customers to expand their borrowings. The growth in mortgage loans was spurred by a healthy economy. The decrease in consumer loans results from a planned decrease in indirect automobile lending.

Total deposits held by the Corporation increased $39,260,000 during 2000 compared to an increase of $12,983,000 during 1999. Interest-bearing deposits represented 83.2% and 82.3% of total deposits at December 31, 2000 and 1999, respectively. Noninterest-bearing deposits increased by $2,439,000 while interest-bearing deposits increased by $36,821,000 during 2000. Increases in balances of Market Access accounts, CheckInvest and public fund certificates of deposit accounted for the
deposit increase.   Market Access accounts soared by $37.5 million or
217 percent to $54.8 million at December 31, 2000. The significant growth in Market Access deposits results from a deposit acquisition campaign during 2000. During 1999, noninterest-bearing deposits increased by $4,904,000 while interest-bearing deposits increased by $17,887,000. In both 2000 and 1999, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.

Securities sold under repurchase agreements and other short-term borrowings include repurchase agreements and Federal funds purchased. These balances decreased by $21,731,000 during 2000, following an increase of $29,162,000 in 1999. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments. Federal Home Loan Bank advances decreased by $10,000,000 to $24,345,000 at December 31, 2000.

END PUBLISHED PAGE 38

Capital Resources:

Shareholder's equity reached an all-time high of $56,525,000 at December 31, 2000 compared to $51,053,000 at December 31, 1999, an increase of $5,472,000, or 10.7%. This increase was primarily attributable to net income of $8,430,000, less dividends declared to shareholders of $4,191,000, less the change in unrealized gain on securities available for sale in the amount of $1,208,000. The book value per share of common stock climbed to $13.42 at year-end 2000 compared to $12.13 per share at year-end 1999, a 10.6% increase. Capital ratios remained strong during 2000, with average equity to average assets of 8.8%. The return on average shareholders equity during 2000 climbed to 15.83%, from $15.29% and 14.46% during 1999 and 1998, respectively.

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

Under regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency, bank holding companies and banks are required to maintain certain minimum capital ratios in order to be considered "well capitalized." These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Corporation's assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures of unused commitments and letters of credit, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders' equity, exclusive of net unrealized gain (loss) on securities available for sale. Total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets. As of December 31, 2000, LNB Bancorp, Inc. had a total risk-based capital ratio of 13.06%, with a Tier 1 capital ratio of 11.88% compared to 12.84% and 11.70%, respectively, at December 31, 1999. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total average assets (unadjusted for risk). On December 31, 2000, LNB Bancorp, Inc.'s leverage ratio was 8.68%, which substantially exceeds the Corporation's minimum regulatory requirement. For additional information on the Corporation and Bank's capital ratios, refer to Note 15, Regulatory Capital on page 26.

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $2,700,000 are projected for 2001.

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with total equity on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

AVERAGE EQUITY TO AVERAGE ASSETS percent
(An Average Equity to Average Assets graph follows in printed version with average equity on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BOOK VALUE PER SHARE dollars*
(A Book Value Per Share graph follows in printed version with book value on the y-axis and years 1996 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Total Shareholders'     Average Equity to      Book Value
                   Equity              Average Assets        Per Share
    Year     Millions of Dollars          Percent             Dollars*

    2000           $56.5                    8.77%              $13.42
    1999           $51.1                    8.67%              $12.13
    1998           $48.7                    9.27%              $11.58
    1997           $45.0                    9.70%              $10.69
    1996           $44.2                   10.00%              $10.26




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

Management may, at times, place greater emphasis on maximizing net interest margin rather than merely concentrating on interest rate risk depending on the relationship between short-and long-term interest rates, market conditions and consumer preference. Management believes that increased net income resulting from a moderate contrast between the maturity of its assets and liabilities can provide high enough returns to justify the increased risk exposure during periods of stable interest rates. The effectiveness of Management's administration of the Asset/Liability function is demonstrated by the Corporation's
consistently high net yield on earning assets.   The Corporation's net
yield on earning assets remains at the high levels of 4.85% and 4.88% for the years ended December 31, 2000 and 1999, respectively. The Asset/Liability Management Committee has established limits on the amount of its interest rate risk exposure, however, there can be no assurance that Management's efforts to limit interest rate risk will be successful.

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

The Corporation's one year gap was 5.83% at December 31, 2000, (2.81)% at December 31, 1999 and 4.22% at December 31, 1998. The increase in the Corporation's one year gap at December 31, 2000 compared to December 31, 1999, was due to an increase in assets maturing or otherwise repricing in one year or less totaling $54,514,000 (due to increases in loans and in securities repricing during that period) offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $7,987,000 (due primarily to increases in certificates of deposit and interest-bearing demand deposits offset by decreases in savings deposits and sort-term borrowings during that period). The decrease in the Corporation's one year gap at December 31, 1999 compared to December 31, 1998 was due to a decrease in assets maturing or otherwise repricing in one year or less totaling $24,080,000 (due to an increase in loans and securities repricing during that period) partially offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $59,933,000 (due primarily to an increase in certificates of deposit and short-term borrowings during that period). Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles in 2000. The table on the page 41 sets forth the repricing dates of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 2000 and the interest rate sensitivity "gap" percentages at the dates indicated.




END PUBLISHED PAGE 40

Gap Analysis (Dollars in Thousands)
                                       Expected Maturity/Repricing Date
                                     2001      2002      2003      2004
------------------------------------------------------------------------
Commercial loans . . . . . . . . .$178,096  $ 1,159   $ 1,241   $ 4,006
Weighted average yield . . . . . .   9.86%    8.02%     7.85%     7.40%
Mortgage loans(1). . . . . . . . .  60,299   21,310    29,534    24,847
Weighted average yield . . . . . .   7.96%    7.65%     6.76%     7.01%
Consumer loans . . . . . . . . . .  23,149   18,005    13,417     7,842
Weighted average yield . . . . . .   9.30%    8.00%     8.40%     9.23%
Home equity lines of credit. . . .  31,661      -0-       -0-       -0-
Weighted average yield . . . . . .   9.94%    0.00%     0.00%     0.00%
Credit Card loans. . . . . . . . .   5,215      -0-       -0-       -0-
Weighted average yield . . . . . .  14.73%    0.00%     0.00%     0.00%
Securities and other(2). . . . . .  27,939   22,333    29,254     9,978
Weighted average yield . . . . . .   6.20%    6.30%     6.03%     5.71%
                                  --------------------------------------
 Total interest-earning assets . . 326,359   62,807    73,446    46,673
                                  --------------------------------------
Certificates of deposit. . . . . . 151,740   30,505     6,913     3,817
Weighted average yield . . . . . .   5.73%    6.25%     5.28%     6.03%
Savings deposits . . . . . . . . .  38,380   38,380    19,190       -0-
Weighted average yield . . . . . .   2.00%    2.00%     2.00%     0.00%
Interest-bearing demand. . . . . .  49,467   49,467    24,734       -0-
Weighted average yield . . . . . .   2.93%    2.93%     2.93%     0.00%
Short-term borrowings. . . . . . .  39,391      -0-       -0-       -0-
Weighted average yield . . . . . .   5.69%    0.00%     0.00%     0.00%
Federal Home Loan Bank advances. .  16,095    8,250       -0-       -0-
Weighted average yield . . . . . .   6.25%    5.18%     0.00%     0.00%
                                  --------------------------------------
Total interest-bearing liabilities 295,073  126,602    50,837     3,817
                                  --------------------------------------
Interest-earning assets less
 Interest-bearing liabilities. . .  31,286  (63,795)   22,609    42,856
                                  --------------------------------------
Cumulative interest-rate
 sensitive gap . . . . . . . . . .$ 31,286 $(32,509) $ (9,900) $ 32,956
                                  --------------------------------------
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 2000                   5.38%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1999                  (2.81)%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1998                   4.22%
                                  --------------------------------------
Gap Analysis (Dollars in Thousands)
                             Expected Maturity/Repricing Date     Fair
                                   2005  Thereafter  Total      Value(3)
------------------------------------------------------------------------
Commercial loans . . . . . . . . .$   375  $ 1,989  $186,866   $186,206
Weighted average yield . . . . . .  6.89%    7.49%     9.75%
Mortgage loans(1). . . . . . . . . 17,351    4,234   157,575    157,040
Weighted average yield . . . . . .  7.90%    7.25%     7.25%

Consumer loans . . . . . . . . . .  3,125    4,285    69,823     70,119
Weighted average yield . . . . . .  9.34%    8.86%     8.76%
Home equity lines of credit. . . .    -0-      -0-    31,661     31,678
Weighted average yield . . . . . .  0.00%    0.00%     9.94%
Credit Card loans. . . . . . . . .    -0-      -0-     5,215      5,215
Weighted average yield . . . . . .  0.00%    0.00%    14.73%
Securities and other(2). . . . . .  7,535   32,979   130,018    129,861
Weighted average yield . . . . . .  6.37%    5.52%     6.09%
                                  --------------------------------------
 Total interest-earning assets . . 28,386   43,487   581,158    580,119
                                  --------------------------------------
Certificates of deposit. . . . . .    392       13   193,380    193,382
Weighted average yield . . . . . .  6.57%    6.82%     5.76%
Savings deposits . . . . . . . . .    -0-      -0-    95,950     95,950
Weighted average yield . . . . . .  0.00%    0.00%     2.00%
Interest-bearing demand. . . . . .    -0-      -0-   123,668    123,668
Weighted average yield . . . . . .  0.00%    0.00%     2.93%
Short-term borrowings. . . . . . .    -0-      -0-    39,391     39,391
Weighted average yield . . . . . .  0.00%    0.00%     5.60%
Federal Home Loan Bank advances. .    -0-      -0-    24,345     24,345
Weighted average yield . . . . . .  0.00%    0.00%     5.45%
                                  --------------------------------------
 Total interest-bearing liabilities   392       13   476,734    476,626
                                  --------------------------------------
Interest-earning assets less
 Interest-bearing liabilities. . . 27,994   43,474   104,424
                                  ----------------------------
Cumulative interest-
 rate sensitive gap. . . . . . . .$60,950 $104,424
                                  ----------------------------
(1)Mortgage loans include mortgages in which the loan is fixed for the first three or five years of the loan and its interest rate is adjustable thereafter.
(2)Securities available for sale are shown at amortized cost.
(3)Fair value of loans are gross of deferred fees and costs and allowance for loan losses.

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

On December 31, 2000, cash and cash equivalents equaled $25,136,000 or 4.0% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows on page 14 and arises from operating, investing, and financing activities.

The adjustments to reconcile 2000 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,667,000, amortization of intangible assets of $398,000, amortization of deferred loan fees and costs of $312,000 and a provision for loan losses of $1,700,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.

The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $37,625,000. Cash used in investing activities resulted from the purchases in securities of $16,672,000 offset by proceeds from maturities of securities of $13,731,000. Cash used in investing activities included net loan increases of $33,053,000 and purchases of capital assets of $1,703,000.

Net cash provided by financing activities was $12,468,000. Cash provided by financing activities included increases in deposits of $39,260,000, increases in securities sold under repurchase agreements and other short-term borrowings of $21,731,000, proceeds from Federal Home Loan Bank advances of $9,000,000 less cash paid on Federal Home Loan Bank advances of $10,000,000 and proceeds from stock options exercised of $25,000. Cash used by financing activities includes dividends paid of $4,086,000. These cash flows resulted in a $12,207,000 increase in cash and cash equivalents from December 31, 1999 to December 31, 2000.

The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At December 31, 2000 the Bank had pledged as collateral $31,757,000 in second mortgages with the Federal Reserve Bank of Cleveland to secure advances and discounts up to $25,406,000. At year-end the Bank had no borrowings from the Federal Reserve Bank of Cleveland. At year-end, the Bank had approved Federal funds facilities of $18,000,000 at four correspondent banks. At December 31, 2000, the Bank borrowed $14,000,000 under these arrangements. Additionally, the Bank has a $30,000,000 cash management advance line of credit with the Federal Home Loan Bank of Cincinnati. At December 31, 2000 the Bank had borrowed $9,000,000 from the Federal Home Loan Bank under this line of credit.
At December 31, 2000, the Bank had available credit at the Federal

Reserve Bank discount window of $25,406,000. The internal and external sources of funds for liquidity, in the opinion of Management, satisfy the liquidity needs of the Corporation and the Bank.



END PUBLISHED PAGE 42

Impacts of Accounting and Regulatory Pronouncements:

Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion

Financial Accounting Standards Board:
 The Financial Accounting Standards Board (FASB) has issued:
SFAS No. 140, "Accounting for transfers and servicing of Financial Assets and Extinguishment of Liabilities"

Implementation date by the Corporation and Impact on the Corporation:

  This Statement was issued in September 2000 and replaces SFAS No.
  125. The guidance in SFAS Co. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets. Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a significant impact on the financial position or results of operations as historically, and at year end 2000 the Corporation did not participate in securitizations.

All other applicable Statements of Financial Accounting Standards that have been issued and have effective sates impacting 2000 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

Significant actions by the Federal government and its agencies, affecting the financial institutions industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions follows:

"The Gramm,Leach Bliley Act of 1999":

The enactment of the Gramm,Leach Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities.

The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Specifically, Title V of GLB Act requires financial institutions to issue privacy notices and provide consumers with an opportunity to opt out of certain types of information sharing. The FDIC developed and adopted a final regulation with other financial institution regulators to implement the GLB Act privacy provisions. Although the privacy rule's effective date is November 13, 2000, compliance is not mandatory until July 1, 2001. LNB Bancorp, Inc. and its wholly owned subsidiaries are diligently working on developing the necessary notices, policies and procedures to implement the privacy provisions. Corporate Management does not believe that the adoption of these privacy provisions will have a significant impact on the financial position or results of operation in 2001 and beyond.


END PUBLISHED PAGE 43

Directors and Officers of LNB Bancorp, Inc.

  Directors

  Stanley G. Pijor
  Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  James F. Kidd
  Vice Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  Daniel P. Batista
  Chairman of the Board
  Wickens, Herzer, Panza,
  Cook & Batista  L.P.A.

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

  Jeffrey F. Riddell
  President and
  Chief Executive Officer,
  Consumeracq, Inc. and
  Consumers Builders
  Supply Co.

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer
  LNB Bancorp, Inc.

  John W. Schaeffer, M.D.
  President
  North Ohio Heart
  Center, Inc.

  Gary C. Smith
  President and
  Chief Executive Officer
  LNB Bancorp, Inc.

  Eugene M. Sofranko
  Chairman of the Board
  Lorain Glass
  Company, Inc.

  Leo Weingarten
  Retired

  Officers

  Stanley G. Pijor
  Chairman of the Board

  James F. Kidd
  Vice Chairman of the Board

  Gary C. Smith
  President and
  Chief Executive Officer

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer

  Gregory D. Friedman, CPA
  Executive Vice President and
  Chief Financial Officer

  Kevin W. Nelson
  Executive Vice President
  and Chief Operating Officer

  Debra R. Brown
  Senior Vice President

  Robert L. Cox
  Senior Vice President

  Sandra L. Dubell
  Senior Vice President

  Michael D. Ireland
  Senior Vice President

  Emma N. Mason
  Senior Vice President

  James H. Weber
  Senior Vice President

  Mitchell J. Fallis, CPA
  Vice President and
  Chief Accounting Officer

Directors Emeriti of Lorain National Bank

  Directors

  James L. Bardoner
  Retired, Former President
  Dorn Industries, Inc.

  T.L. Smith, M.D.
  Retired Physician

  Paul T. Stack
  Retired

Directors and Officers of Charleston Insurance Agency, Inc.

  Directors

  Gary C. Smith
  Chairman of the Board
  Charleston Insurance
  Agency, Inc.

  Thomas P. Ryan
  President and
  Chief Executive Officer
  Charleston Insurance
  Agency, Inc.

  Stanley G. Pijor
  Chairman of the Board
  LNB Bancorp, Inc. and
  Lorain National Bank

  James R. Herrick
  President
  Liberty Auto Group, Inc.

  Jeffrey F. Riddell
  President and
  Chief Executive Officer
  Consumeracq, Inc. and
  Consumers Builders
  Supply Co.

  Officers

  Gary C. Smith
  Chairman of the Board

  Thomas P. Ryan
  President and
  Chief Executive Officer

  Gregory D. Friedman, CPA
  Vice President and
  Treasurer

  Kevin W. Nelson
  Secretary


END PUBLISHED PAGE 44

Officers of Lorain National Bank

Executive and Senior Officers

     Gary C. Smith
     President and
     Chief Executive Officer

     Thomas P. Ryan
     Executive Vice President
     and Secretary

     Gregory D. Friedman, CPA
     Executive Vice President
     and Chief Financial Officer

     Kevin W. Nelson
     Executive Vice President
     and Chief Operating Officer

     Debra R. Brown
     Senior Vice President
     Branch Administration

     Robert L. Cox
     Senior Vice President
     Sales

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

     Lake Avenue Office
     Christine M. Weber
     Assistant Vice President

     Midway Mall Office
     Kimberly S. Plzak
     Assistant Vice President

     Oberlin Avenue Office
     Jennifer M. Nickolls
     Assistant Vice President

     Oberlin & Kendal
     at Oberlin Offices
     Marilyn R. Krasienko
     Assistant Vice President

     Olmsted Township &
     The Renaissance Offices
     Diana L. Schmittgen
     Assistant Vice President
     Carol Snyder
     Assistant Cashier

     Pearl Avenue Office
     Patricia A. Wolanczyk
     Assistant Cashier

     Vermilion Office
     Robert B. White
     Vice President
     Barbara M. Beres-Clark
     Assistant Branch Manager

     West Park Drive Office
     Rita M. Hoyt
     Assistant Cashier

     The Crossings of Westlake &
     Westlake Village Offices
     Susan M. Neiding
     Vice President

  Loan Officers

  Commercial Loans
     John A. Funderburg
     Vice President

     Lee C. Myers
     Vice President

     Ellen M. Walsh
     Vice President

     Kenneth P. Wayton
     Vice President

  Consumer Loans
     Bruce Diso
     Vice President

     Robert D. Asik
     Assistant Vice President

  VISA/Electronic Banking
     Jeanne Maschari
     Vice President

  Mortgage Loans
     Edwin F. Klenz
     Vice President

     Joel A. Krueck
     Vice President and
     CRA Officer

  Credit Analysis
     Denise M. Kosakowski
     Vice President

  Collections
     Kelly A. Dunfee
     Assistant Cashier

  Loan Review
     Richard P. Vieritz
     Vice President

  Loan Services
     Cynthia M. Marks
     Assistant Cashier

     Laura Campbell
     Mortgage Loan
     Administrative Officer

     Joan M. Raymond
     Assistant Vice President

     Joyce L. Wasela
     Assistant Cashier

  Administration and Operations Officers

  Accounting
     Mitchell J. Fallis, CPA
     Vice President and
     Chief Accounting Officer

     Mary L. Scaff
     Fiscal Operations Officer

  Auditing
     Randy E. Lottman
     Assistant Vice President
     and Auditor

  Compliance
     Donna Jean Phillips
     Assistant Vice President
     and Compliance Officer

  Deposit Operations
     Patricia L. Cole
     Assistant Vice President

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

     Debra L. Temerario
     Marketing Operations
     Officer

  Purchasing
     Susan I. Tuttle
     Assistant Vice President

  Security
     James E. Long
     Assistant Vice President

  Training
     Marianne Kocak
     Assistant Vice President

 Investments and Trust Services Officers

     Neal A. Conger
     Vice President

     Gerald S. Falcon
     Vice President

     David Nocjar
     Vice President

     Patrick E. Sheridan
     Vice President

     Jason Born
     Investment Officer

     Georgia Bour
     Assistant Vice President

     Carol A. Cavanaugh
     Assistant Vice President

     Thomas H. Eschke
     Assistant Vice President
     Trust Operations Officer

  END PUBLISHED PAGE 45

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

**Fligner's Supermarket
  1846 Broadway
  Lorain, Ohio

**Gateway Plaza
  3451 Colorado Avenue
  Lorain, Ohio

**Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio

**Lorain County
  Community College
  1005 North Abbe Road
  Elyria, Ohio

**Lowe's Home
  Improvement Warehouse
  620 Midway Boulevard
  Elyria, Ohio

**Mobile ATM
  2130 West Park Drive
  Lorain, Ohio

Other Offices
  Executive Offices
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7123

  Branch Administration
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7253

  Commercial, Consumer
  and Mortgage Loans
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7220
  (440)244-7272
  (440)244-7216

  VISA/Electronic Banking
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3348

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

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440)989-3327

  Investment and Trust Services
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7226

All Other Departments
& Information Not Listed
  Telebanker (440)245-4562
  Telebanker (800)610-9033
  Toll Free (800)860-1007
  Lorain (440)244-6000

Internet:www.4LNB.com

*Restricted to residents, their visitors and employees


END PUBLISHED PAGE 46

Investment and Trust Services

The Investment and Trust Services Division (the Division) continues to grow and develop both the capabilities of its staff and the services available to Lorain National Bank's customers. As a result of consistent, high quality performance, this division contributed 28.1 percent of total noninterest income in 2000 to the Corporation. In 2000, the Investment and Trust Services Division income to the Corporation increased 12.4 percent reaching a record $2,355,000.

The year 2000 was a time of preparing for the on-going growth of business. Three highly trained and experienced trust officers were added to the staff. With these additions, the Division now has five officers who have served as Senior Trust Officers in both community banks and larger regional banks. This means that Lorain National Bank's customrs have the benefit of extensive fiduciary experience and expertise.

Personal service is a high priority in the Investment and Trust Services Division. All of the Trust Officers have experience in community banks and understand the importance of keeping in close contact with our clients. The support staff pay close attention to the accurate and timely handling of all assets and transactions. They understand how critical their work is to maintain high quality reports and service.

The Division has developed core specialty units within the Division to prepare for on-going growth. The Personal Trust unit is chaired by Neal Conger, with 35 years experience, and the Employee Benefits unit is chaired by Jerry Falcon, with 27 years experience. Dave Nocjar, who has 25 years experience in trust and investment services, chairs the Investment Unit. Tom Eschke, an 11-year employee of the department, heads the Operations Unit. The tax compliance function is ably handled by Tom and Georgia Bour, Personal Trust Officer, who has 15 years experience in the trust and investment services businesses.

In addition to traditional investment and trust services, the Division is able to offer complete retirement planning services to both individuals and corporations. Prototype plans, participant record-keeping and rollover Individual Retirement Accounts are just a part of the services available. By continuing to develop relationships with third party providers, we are well positioned to advise and provide a wide range of modern investment products and services. For those clients who so desire, portfolio information is available any time on the bank's Internet web site at www.4LNB.com.

Personal service remains the hallmark of the Investment and Trust
Services Division. Each staff member is dedicated to meeting the needs of our clients.

/s/Emma N. Mason
Emma N. Mason
Sr. Vice President and
Senior Trust Officer

INVESTMENT AND TRUST SERVICES FEE INCOME Thousands of dollars
(An Investment and Trust Services Fee Income graph follows in printed version with fee income on the y-axis and years 1991 through 2000 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Investment and Trust
               Services Fee Income
    Year      Thousands of Dollars

    2000           $2,355
    1999           $2,095
    1998           $1,887
    1997           $1,293
    1996           $1,095
    1995           $1,038
    1994           $  916
    1993           $  825
    1992           $  756
    1991           $  645

END PUBLISHED PAGE 47

Earnings, Dividend and Book Value per Share Performance
-----------------------
10 Year Annual Earnings                              1991 through 2000

(10 Year Earnings History graph follows in printed version with years 1991 through 2000 on the y-axis and earnings on the x-axis in $2,500,000.00 increments ranging from $0 to $10,000,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1991 through 2000. The Corporation's management team is proud of its record of continuously increasing annual earnings over this ten year period.
----------------------------------
Cumulative Cash Dividends Declared

Total Cash Dividends Declared 1991 - 2000: $1,110.01

(Cumulative Cash Dividends Declared graph follows in printed version with years 1991 through 2000 on the y-axis and Dividends Declared on the x-axis in $300.00 increments ranging from $0 to $1,200.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

For shareholder information, the above graph reflects a 10 year chronological record of dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment.

Over the 10 year period, our hypothetical shareholder would have benefited from the cumulative cash dividends declared on the stock in the amount of $1,110.01.
--------------------
Book Value Per Share                                 1991 through 2000

(Book Value Per Share graph follows in printed version with years 1991 through 2000 on the y-axis and book values on the x-axis in $4.00 increments ranging from $0.00 to $16.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the book value per share of LNB Bancorp, Inc. from 1991 through 2000. Senior management has worked diligently to cause the rapid increase in the book value per share over the past ten years.

  The data points used to plot the three (3) graphs previously described follows:
             NET INCOME      CUMULATIVE CASH     BOOK VALUE
  YEAR      IN THOUSANDS   DIVIDENDS DECLARED    PER SHARE
  2000      $8,430,000.00      $1,110.01          $13.42
  1999      $7,641,000.00      $  929.01          $12.13
  1998      $6,818,000.00      $  766.17          $11.58
  1997      $6,480,000.00      $  613.95          $10.69
  1996      $5,852,000.00      $  488.28          $10.26
  1995      $5,003,000.00      $  378.66          $ 9.52
  1994      $4,432,000.00      $  286.32          $ 8.84
  1993      $4,029,000.00      $  204.12          $ 8.28
  1992      $3,826,000.00      $  129.64          $ 7.77
  1991      $3,512,000.00      $   61.80          $ 7.24




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

  Name_________________________
  Address______________________
  City____State____Zip______Phone________

  Number of Shares Requested__________

Bottom card reads as follows:
2000 Annual Report Survey
Thank you for reading the 2000 LNB Bancorp, Inc. Annual Report. To help us improve our ability to serve you, please complete the following survey. The following grading scale should be used:
Excellent-5; Good-4; Fair-3; Poor-2; and, Very Poor-1.
------------------------------------------------------------------------
1. Please rate the sections of the Annual Report you found most helpful. When evaluating, consider the overall quality, communication effectiveness and readability of the section.
_____     Corporate Information
_____     Message to Shareholders
_____     Customer testimonials
_____     Financial Statements and Notes
_____     Stock and Dividend Information
_____     Management's Discussion and Analysis
_____     Earnings and Dividend Performance

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

3. Please give a rating for your overall impression of the Annual
Report._____

4. What information would you like to see in future Annual Reports?
________________________________________________________________________
________________________________________________________________________
________________________________________________________________________

5. Please provide name & address
________________________________________________________________________
________________________________________________________________________
________________________________________________________________________

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

Lorain National Bank
Attn: Gary C. Smith
457 Broadway
Lorain, Ohio 44052-9986

Bottom card reads as follows:

Lorain National Bank
Attn: Mitchell J. Fallis
457 Broadway
Lorain, Ohio 44052-9986

Inside Back Cover

END OF INSIDE BACK COVER

COVER DESCRIPTION

Outside back cover

White background

Blue stripe across the top of the page

LNB Bancorp, Inc. Logo

LNB
Bancorp, Inc.

Blue lettering

Mail: LNB Bancorp, Inc. 457 Broadway . Lorain, Ohio 44052-1739
E-Mail: emailservices@4LNB.com . Internet: www.4LNB.com
Telephone: (440) 244-6000 . Toll Free: (800) 860-1007
Telefax: (440) 244-4815

END OF PUBLISHED LNB BANCORP, INC. 2000 ANNUAL REPORT

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 2000)

                        S - K Reference Number (21)




                      Corporate Organization Structure

                      ..............................
                    .     LNB Bancorp, Inc.      .
                    . Financial Holding Company  .
                    .    an Ohio Corporation (1) .
                    ..............................
                                  .
       .....................................................
       .                          .                        .
 ..................  ............................. ......................
 .Charleston Title.  . The Lorain National Bank  . .Charleston Insurance.
 . Agency, LLC.   .  . Wholly-Owned Subsidiary   . .    Agency, Inc.    .
 . 49% Owned      .  .   an Ohio Corporation (1) . .   Wholly-owned     .
 . Ohio LLC (1)   .  ............................. .    Subsidiary      .
 ..................                .               .Ohio Corporation(1) .
                                  .               ......................
                                  .
                   .................................
                   . LNB Financial Services, Inc.  .
                   .   Wholly-Owned Subsidiary     .
                   .     an Ohio Corporation  (1)  .
                   .         (dormant)             .
                   .................................



              (1) The physical location and legal mailing address
                  for all entities is:

                  457 Broadway
                  Lorain, Ohio  44052

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 2000)

                        S - K Reference Number (23)




                     Consent of Independent Accountants.

                             Exhibit 23


Consent of Independent Accountants

The Board of Directors
LNB Bancorp, Inc.:

We consent to incorporation by reference in the registration statements No. 33-53210 on Form S-8 and No.33-64034 on Form S-8 and No. 333-43441
on Form S-3 of LNB Bancorp, Inc. of our report dated January 23, 2001, relating to the consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of LNB Bancorp, Inc.



/s/ KPMG LLP


Cleveland, Ohio
March 29, 2001