Form 10-Q
period 2001-03-31
LNB BANCORP INC
filed 2001-05-15
CIK 737210

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001

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

    Outstanding at April 27, 2001: 4,213,047 shares
    Class of Common Stock:  $1.00 par value

                               LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended March 31, 2001

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                              Page
                                                             Number(s)

       Condensed Consolidated Balance Sheets                      3

       Condensed Consolidated Statements of Income                5

       Condensed Consolidated Statements
         of Cash Flows                                            7

       Notes to Condensed Consolidated Financial
         Statements                                               9

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                          13

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                   19

Part II - Other Information

     Item 1 - Legal Proceedings                                   20

     Item 2 - Changes in Securities                               20

     Item 3 - Defaults upon Senior Securities                     20

     Item 4 - Submission of matters to a Vote of
              Security Holders                                    20

     Item 5 - Other Information                                   21

     Item 6 - Exhibits and Reports on Form 8-K                    21

     Signatures                                                   22

     Exhibit Index                                                23

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS         2001            2000
                                          -------------  --------------
                                           (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                   $ 22,130,000    $ 22,011,000
Federal funds sold and
 short-term investments                      3,117,000       3,125,000
Securities:
  Available for sale, at fair value         89,686,000      79,518,000
  Held to maturity, at cost (fair
   value $37,534,000 and $43,982,000,
   respectively)                            37,363,000      44,431,000
  Federal Home Loan Bank, Federal Reserve
   Bank and other equity stock, at cost      3,263,000       3,152,000
                                         --------------  --------------
Total securities                           130,312,000     127,101,000
                                         --------------  --------------
Loans:
  Portfolio loans                          442,515,000     442,132,000
  Loans available for sale                   8,815,000       9,008,000
                                         --------------  --------------
Total loans                                451,330,000     451,140,000
Reserve for loan losses                     (5,045,000)     (5,250,000)
                                         --------------  --------------
Net loans                                  446,285,000     445,890,000
                                         --------------  --------------
Bank premises and equipment, net            11,041,000      11,251,000
Intangible assets                            3,753,000       3,847,000
Accrued interest receivable                  3,818,000       4,694,000
Other assets                                 4,728,000       4,093,000
Other foreclosed assets                        175,000          98,000
                                         --------------  --------------
TOTAL ASSETS                              $625,359,000    $622,110,000
                                         ==============  ==============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                               $ 79,849,000    $ 83,093,000
 Savings, Market Access and passbook
   accounts                                223,362,000     219,618,000
 Certificates of deposit                   205,178,000     193,380,000
                                        --------------  --------------
Total deposits                             508,389,000     496,091,000
                                        --------------  --------------
Securities sold under repurchase agreements
  and other short-term borrowings           27,617,000      39,391,000
Federal Home Loan Bank advances, short-term 18,395,000      16,095,000
Federal Home Loan Bank advances, long-term   5,950,000       8,250,000
Accrued interest payable                     1,923,000       1,901,000
Accrued taxes, expenses, and
  other liabilities                          4,847,000       3,857,000
                                         -------------  --------------
Total liabilities                          567,121,000     565,585,000
                                        --------------  --------------

Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,313,047 and
   4,313,047, respectively and Shares
   outstanding 4,213,047 and 4,211,047,
   respectively                              4,313,000       4,313,000
Additional capital                          24,336,000      24,336,000
Retained earnings                           31,537,000      30,584,000
Accumulated other comprehensive income         952,000         192,000
Treasury stock at cost, 100,000 shares      (2,900,000)     (2,900,000)
                                        --------------  --------------
Total shareholders' equity                  58,238,000      56,525,000
                                        --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $625,359,000    $622,110,000
                                        ==============  ==============



See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF INCOME (UNAUDITED)                     ----------------------------
                                               2001            2000
INTEREST INCOME:                          ----------------------------
Interest and fees on loans:
 Taxable                                    $ 9,833,000    $ 9,022,000
 Tax-exempt                                       3,000          5,000
Interest and dividends on securities:
 U.S. Treasury securities                        30,000        156,000
 U.S. Government agencies and corporations    1,673,000      1,559,000
 States and political subdivisions               72,000         61,000
 Other debt and equity securities                72,000         97,000
Interest on Federal funds sold and other
 interest-bearing instruments                    41,000         39,000
                                          -------------   ------------
TOTAL INTEREST INCOME                        11,724,000     10,939,000
                                          -------------   ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over         778,000        612,000
 Other deposits                               3,401,000      2,960,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                          396,000        436,000
Interest on Federal Home Loan Bank
 advances                                       328,000        376,000
                                          -------------   ------------
TOTAL INTEREST EXPENSE                        4,903,000      4,384,000
                                          -------------   ------------
NET INTEREST INCOME                           6,821,000      6,555,000
Provision for loan losses                       450,000        300,000
NET INTEREST INCOME AFTER PROVISION       -------------   ------------
FOR LOAN LOSSES                               6,371,000      6,255,000
                                          -------------   ------------
OTHER INCOME:
Investment and Trust Services Division income   558,000        502,000
Service charges on deposit accounts             799,000        762,000
Other service charges, exchanges and fees       644,000        655,000
Gains from sales of securities                   23,000            -0-
Other operating income                           19,000         14,000
                                          -------------   ------------
TOTAL OTHER INCOME                            2,043,000      1,933,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                2,600,000      2,492,000
Net occupancy expense of premises               386,000        386,000
Furniture and equipment expenses                519,000        573,000
Supplies and postage                            275,000        208,000
Ohio franchise tax                              162,000        169,000
Credit card and merchant expenses               282,000        250,000
Other operating expenses                      1,175,000      1,122,000
                                          -------------   ------------
TOTAL OTHER EXPENSES                          5,399,000      5,200,000
                                          -------------   ------------
INCOME BEFORE INCOME TAXES                    3,015,000      2,988,000
INCOME TAXES                                  1,009,000      1,008,000
                                          -------------   ------------
NET INCOME                                  $ 2,006,000    $ 1,980,000
                                          =============   ============

PER SHARE DATA:

 BASIC EARNINGS PER SHARE                       $  .48         $  .48
                                                =======        =======
 DILUTED EARNINGS PER SHARE                     $  .48         $  .48
                                                =======        =======
 DIVIDENDS DECLARED PER SHARE                   $  .25         $  .24
                                                =======        =======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF CASH FLOWS (UNAUDITED)                  ----------------------------
                                               2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:      ----------------------------
 Interest received                          $12,603,000    $11,370,000
 Other income received                        1,962,000      2,028,000
 Interest paid                               (4,881,000)    (4,285,000)
 Cash paid for salaries and
  employee benefits                          (3,211,000)    (2,623,000)
 Net occupancy expense of premises paid        (306,000)      (306,000)
 Furniture and equipment expenses paid         (181,000)      (212,000)
 Cash paid for supplies and postage            (275,000)      (208,000)
 Cash paid for other operating expenses      (1,249,000)      (667,000)
 Federal income taxes paid                          -0-       (250,000)
                                           -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   4,462,000      4,847,000
                                           -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                            7,000,000            -0-
 Proceeds from maturities of securities
  available for sale                         13,915,000      4,000,000
 Purchases of securities held to maturity      (442,000)       (78,000)
 Purchases of securities available
  for sale                                  (23,140,000)    (5,941,000)
 Net (increase) in loans made to customers (896,000) (8,591,000) Purchases of bank premises and equipment
  and intangible assets                        (224,000)      (701,000)
 Proceeds from liquidation of other
  foreclosed assets                             296,000         96,000
 Purchases of other foreclosed assets          (247,000)           -0-
                                           -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES        (3,738,000)   (11,215,000)
                                           -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in demand and
  other noninterest-bearing deposits         (3,244,000)    13,611,000
 Net increase in savings and
  passbook deposits                           3,744,000      6,478,000
 Net increase in certificates of deposit     11,798,000     25,050,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                      (2,774,000)   (36,802,000)
 Proceeds from Federal Home Loan
  Bank advances                                     -0-            -0-
 Payment on Federal Home Loan advances       (9,000,000)   (10,000,000)
 Proceeds from exercise of stock options            -0-            -0-
 Dividends paid                              (1,137,000)    (1,031,000)
                                           -------------  -------------
NET CASH (USED) BY FINANCING ACTIVITIES        (613,000)    (2,694,000)
                                           -------------  -------------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                               111,000     (9,062,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                     25,136,000     37,343,000
                                           -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                    $25,247,000    $28,281,000
                                           =============  =============
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                   $2,006,000     $1,980,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Gain on sale of investments & loans           29,000            -0-
   Depreciation and amortization                418,000        441,000
   Amortization of intangible assets             94,000        100,000
   Amortization of deferred loan fees
    and costs, net                              112,000        163,000
   Provision for loan losses                    450,000        300,000
   Decrease in accrued interest receivable      876,000        456,000
   (Increase) in other assets                  (613,000)      (169,000)
   Increase in accrued interest payable          22,000         99,000
   Increase in accrued taxes,
    expenses and other liabilities            1,104,000      1,364,000
   Others, net                                  (36,000)       113,000
                                          --------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $4,462,000     $4,847,000
                                          ============== ==============
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank) and Charleston Insurance Agency, Inc. and a 49% interest in Charleston Title insurance Agency, LLC., at March 31, 2001, compared to December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001 compared to the same period in 2000. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with those unaudited condensed consolidated financial statements and the Corporation's December 31, 2000 Annual Report.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 2001, the unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000 are prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

The consolidated balance sheet at December 31, 2000 has been taken from the audited Financial Statements and condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2000 Annual Report to Shareholders.

The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve is established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending upon the adequacy of the reserve for loan losses.

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to 2001 presentation.

2.  EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                  For the Quarter ended March 31, 2001
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                   $2,006,000

    Basic EPS
    Income available to
     common shareholders         $2,006,000        4,211,047      $ .48
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-            4,674
                                 ----------        ---------
    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $2,006,000        4,215,721      $ .48
                                 ==========        =========      =====

                                 For the Quarter ended March 31, 2000
                                  Income         Shares       Per-Share
                                 (Numerator)     (Denominator)  Amount

    Net Income                   $1,980,000

    Basic EPS
    Income available to
     common shareholders         $1,980,000        4,127,161      $ .48
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-            3,581
                                 ----------        ---------
    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $1,980,000        4,130,742      $ .48
                                 ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the quarters ended March 31, 2001 and 2000 are as follows:

                                  For the quarters ended March 31,
                                      2001                2000
                                  --------------------------------
    Net income                     $2,006,000          $1,980,000
    Other comprehensive income:
     Unrealized gain(loss) on
     securities available for
     sale, net of tax (benefit)of
     $392,000 and $(207,000)          760,000            (137,000)
                                  ------------        ------------
    Comprehensive Income           $2,766,000          $1,843,000
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

The dividend reinvestment plan authorized the sale of 150,000 shares of the Corporation's authorized but previously unissued common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments. No shares were issued by the Corporation pursuant to the plan in the first quarter of 2001. In the first quarter of 2001 stock was purchased in the open market at the then current market price.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

Total assets of the Corporation increased $3,249,000 during the first quarter, to $625,359,000. Federal funds sold and other interest-bearing investments decreased by $8,000 during the first quarter of 2001.

The total securities portfolio increased $3,211,000 ending the first quarter at $130,312,000. At March 31, 2001 gross unrealized gains (losses) in the held to maturity securities portfolio were approximately $247,000 and $(76,000), respectively.

Net loans increased $395,000 during the first quarter to $446,285,000 at March 31, 2001. This modest increase was a result of weak loan demand in our market. Commercial loan growth was particularly strong, showing first quarter increases of $5,769,000. Consumer and Mortgage loans decreased by $4,362,000 and $1,217,000, respectively, during the first quarter of 2001. The consumer loan portfolio has decreased because the bank has decided to allow some run-off of the indirect automobile credits while mortgages decreased due to the seasonality factors.

The reserve for loan losses ended the quarter at $5,045,000 supported by a provision for loan losses of $450,000, recoveries of $36,000 and loan charge-offs of $691,000. The reserve for loan losses as a percentage of ending loans was 1.12% at March 31, 2001 and 1.16% at December 31, 2000. Corporate management believes that the reserve for loan losses as a percentage of ending loans at March 31, 2001 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets increased slightly to 258.9% as of March 31, 2001 from 226.6% at December 31, 2000. Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The level of nonperforming assets decreased by $369,000 during the first quarter of 2001. This decrease is the result of a decrease in nonaccrual loans of $495,000 as well as by an increase in other foreclosed assets owned in the amount of $126,000. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $326,000 which have been paid off or brought current, loans charged-off in the amount of $283,000 and liquidations of nonaccrual loans of $109,000 and increases in nonaccrual principal balances of $403,000 which includes one large commercial loan credit of $147,000 and 26 small consumer loan credits. The decrease in nonaccrual loans in the first quarter of 2001 was due primarily to one commercial loan customer and 21 personal loan customers. The increase in Other Foreclosed Assets resulted from the acquisition of one residential property in the amount of $175,000.

The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

      Amounts in thousands       03/31/01  12/31/00  09/31/00  06/30/00
                                 --------  --------  --------  --------
      Nonperforming Assets:
        Nonaccrual                 $1,724    $2,219    $1,702    $  626
        Restructured                    0         0         0         0
        Other Foreclosed Assets       224        98        47       247
                                   ------    ------    ------    ------
      Total Nonperforming Assets   $1,948    $2,317    $1,749    $  873
                                   ======    ======    ======    ======
      Reserve for loan losses
        to nonperforming assets    258.9%    226.6%    296.4%    557.6%
                                   ======    ======    ======    ======
      Accruing loans past due
        90 days                    $  112    $  306    $  197    $  437
                                   ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At March 31, 2001, potential problem loans totaled $4,365,000, an increase of $441,000 from the December 31, 2000 balance. The increase in the watch list from June 30, 2000 to September 30, 2000 was due to a weakened steel industry.
The Bank has a few commercial loan customers that subcontract to the steel industry. They were placed on the watch list for tracking purposes.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 2001 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $114,342,000 and $95,893,000 at March 31, 2001 and 2000,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from home equity loan sale programs during 2000 plus increase in loan demand during the first quarter of 2001. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 2001 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $12,298,000 during the first quarter to $508,389,000. Noninterest-bearing deposits decreased to $79,849,000, at March 31, 2001 for a decrease of $3,244,000, while interest-bearing deposits increased to $428,540,000 for an increase of $15,542,000. Federal funds purchased and securities sold under agreements to repurchase decreased $2,774,000 during the first quarter of 2001. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively liquid position in order to take advantage of interest rate fluctuations. As of March 31, 2001 short-term security investments with maturities of one year or less totaled $15,715,000 which represented 12.1% of total securities. Adding cash and due from banks of $22,130,000 and Federal Funds sold and other short-term investments of $3,117,000, total liquid assets represented 6.6% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $13,000,000, $30,000,000 and $26,000,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $58,238,000, at March 31, 2001. The increase resulted primarily from $2,006,000 of net income generated from the first quarter of operations less a cash dividend payable to shareholders of $1,053,000. The decrease in interest rates experienced in the first quarter of 2001 has caused an increase in the overall market value of available for sale securities which resulted in an increase of shareholders' equity by $760,000 for the quarter ended March 31, 2001. As of March 31, 2001, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 2001 and 2000 follow together with those ratios required for the Corporation to be considered well capitalized.
                                                           MARCH 31,
                                                    ---------------------
                                                      2001          2000
                                                    -------       -------
                Tier I capital ratio                 11.99%        11.87%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  13.12%        13.03%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        8.67%         8.21%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans increased $809,000 when compared to the first quarter of 2000. This was the result of the impact of increases in the loan portfolio of $190,000 plus increases in rates. Interest and dividends on securities was $1,847,000 for the first quarter of 2001 for a decrease of $26,000 over the same period in 2000. The first quarter decrease in interest and dividends on securities results from a net increase in the securities portfolio of $3,211,000 which was more than offset by decreases in the average yield of the securities portfolio. Interest and dividends on securities represented 15.7% of total interest income at March 31, 2001 compared to 17.1% at March 31, 2000. Interest on Federal funds sold and other interest-bearing instruments was $-0- at March 31, 2001 compared to $39,000 at March 31, 2000. The decrease resulted from lower average balances invested in this form of financial instrument.

Total interest expense increased by $519,000 when compared to the first quarter of 2000. The interest expense increase was fueled by an increase in interest expense from certificates of deposit greater than $100,000 in the amount of $166,000, plus increases in deposit account interest of $441,000 offset in part by decreases in securities sold under repurchase agreements and federal funds purchased of $41,000.

Total other income increased by $110,000 when compared to the first quarter of 2000. This increase resulted from increases in Investment and Trust Services Division Income of $56,000, increases in service charges of $37,000 and increases in other service charges, exchanges and fees of $12,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 2001 was

$5,399,000, 3.8% more than the first quarter of 2000. This increase was due primarily to increases in salary expenses, supplies and postage and credit card and merchant expenses.

The effective tax rate was 33.5% and 33.7% during the first quarter of 2001 and 2000, respectively. Net income was $2,006,000 and $1,980,000 for the quarters ended March 31, 2001 and 2000, respectively. Net income per basic and diluted share was $.48 and $.48 for the quarters ended March 31, 2001 and 2000, respectively.

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

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 2000, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 2000.

With the Federal Reserve Board's recent announcements to decrease the rates by 150 basis points during the first quarter of 2001, the Corporation anticipates a decrease in the net interest margin during 2001. The amount of the decrease will be determined, in part, by any rate reductions resulting from actions of the Federal Open Market Committee. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 2001 Annual Meeting of Shareholders was held on April 17, 2001.

     (b) Proxies were solicited by LNB Bancorp Inc.`s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

     (c)  Other matters voted upon

          (1)Election of directors to serve as Class II Directors
             until April 20, 2004 Annual Meeting of Shareholders as
             follows:
                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES

             Daniel P. Batista    3,533,822    -0-     33,738     645,487

             David M. Koethe      3,540,559    -0-     27,001     645,487

             Stanley G. Pijor     3,535,505    -0-     32,055     645,487

             Eugene M. Sofranko   3,541,541    -0-     26,019     645,487

             Leo Weingarten       3,521,288    -0-     46,273     645,487

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 5, 2001, the record date of the Annual Meeting, was 4,213,047.

          (2)Amendment of Articles of Incorporation - To amend the Articles of Incorporation to add provisions requiring a fair price and supermajority vote of shareholders for certain business combinations. (These provisions are already contained in LNB Bancorp's Amended Code of Regulations. This is a technical amendment to address the requirements of Ohio law.)

                                                     ABSTAIN/     BROKER
                                     FOR     AGAINST WITHHELD    NON-VOTES
                                  2,261,271  879,866   36,125   1,035,785

             Proposal (2), Amendment of Articles of Incorporation, did not receive the required sixty-six and two-thirds percentage of affirmative votes needed for ratification, therefore, the amendment was defeated. In the opinion of the Bancorp's legal counsel, the defeat of this proposed amendment has no impact. It was to be a technical revision.

ITEM 5  - Other Information

       (a) The Notice of the Annual Meeting to Shareholders and Proxy Statement (dated March 19, 2001) was previously filed as
            Exhibit 22 to the Bancorp's 2000 Annual Report on Form 10-K.

ITEM 6  - Exhibits and Reports on Form 8-K

       (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculations.

       (b) Exhibit (13) - First Quarter Report to Shareholders of LNB Bancorp, Inc. - March 31, 2001 - EDGAR Version.

       (c)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended March 31, 2001.

            Also, see the Exhibit Index which is found on the next page of this Form.

                                 SIGNATURE
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               LNB BANCORP, INC.
                                                  (registrant)



                                             /s/ Gregory D. Friedman
      Date: May 15, 2001                     --------------------------
                                              Gregory D. Friedman, CPA
                                              Executive Vice President and
                                              Chief Financial Officer



                                              /s/ Mitchell J. Fallis
      Date: May 15, 2001                     --------------------------
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

     (12)      First Quarter Report to Shareholders of LNB Bancorp, Inc.
                 - March 31, 2001 - EDGAR Version

                               LNB Bancorp, Inc.

                            Exhibit to Form 10 - Q

                  (For the three months ended March 31, 2001)

                          S - K Reference Number (13)




                   First Quarter Report to Shareholders of
                     LNB Bancorp, Inc. -  March 31, 2001
                                EDGAR Version

DESCRIPTION:
Three sided pamphlet:

Outside cover: white with blue stripe across the top with two pictures of LNB Employees and Ohio Read Students


First Quarter Report

March 31, 2001

(Logo)LNB
      Bancorp, Inc.

Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending March 31, 2001 and March 31, 2000, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Three Months ended March 31, 2001 and March 31, 2000, respectively,
LNB Investment Center to provide investments and insurance
Banking Centers, ATMs and Investment Center

Outside cover description:
White background with blue stripe across top with two pictures of LNB Employees with Ohio Reads Students

Front Cover:

First Quarter Report

March 31, 2001

(Logo)LNB
      Bancorp, Inc

Inside of front cover:

Message to Shareholders

It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary companies after the first quarter of 2001. As of March 31, 2001, LNB Bancorp, Inc. achieved growth in earnings, dividends, assets, loans, deposits and shareholders' equity.

We are pleased to announce that earnings increased 1.3% for the first quarter of 2001, compared to the same quarter one year ago, increasing to $2,006,000, up from last year's $1,980,000. Earnings for 2001 were higher than a year ago because of higher net interest income and noninterest income, offset in part by higher loan loss provision and operating expenses. Increases in net interest income was the net result of commercial loan growth which was partially offset by a higher cost of funds. Basic and diluted earnings per share for the first quarter of 2001 and 2000 remained constant at $.48.

Cash dividends declared per share for the first quarter of 2001 increased 4% compared to the same quarter last year. The first quarter cash dividends declared per share in 2001 increased by $.01 to $.25 per share, up from $.24 per share in 2000.

Consolidated assets increased 4.2% to $625.4 million at March 31, 2001, up $25.1 million from March 31, 2000. Net loans grew by $23.2 million from one year ago to $446.3 million at March 31, 2001, for a 5.5% increase. Commercial loan growth accounted for almost all of total loan growth during the 12 months ended March 31, 2001.

Total deposits increased 1.3% to $508.4 million at March 31, 2001, up $6.4 million from one year ago. Increases in deposits resulted from increases in Market Access accounts offset inpart by decreases in demand and certificates of deposit accounts. Lorain National Bank operates 22 banking centers and 28 ATMs in nine local communities.

Total shareholders' equity increased by $6.3 million during the twelve months ended March 31, 2001 for a 12.1% increase. Total shareholders' equity was $58.2 million or $13.83 per share at March 31, 2001, compared to $51.9 million or $12.31 per share at March 31, 2000. The percentage of shareholders' equity to assets reached 9.3% at March 31, 2001.

We would like to welcome and congratulate our newly elected member to the Board of Directors, Lee C. Howley, president of Howley and Company. Mr. Howley brings extensive personal experience from the telecommunication industry and health-care-related real estate and service industries, as well as Board of Director experience in the real estate holding industry.

We are pleased to report on the recent opening of our 22nd banking center in Elyria, the Elyria United Methodist Village, located at 807 West Avenue,

Elyria, Ohio. We look forward to serving the residents and employees at our newest banking center location.

We appreciate and thank you for your continued support and look forward to addressing you after the completion of our second quarter of operations.

 /s/ Stanley G. Pijor                               /s/ Gary C. Smith
 ---------------------                              ------------------
 Stanley G. Pijor                                   Gary C. Smith
 Chairman of the Board                              President and Chief
            Executive Officer

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE dollars*
(A Dividends Per Share graph follows in printed version with dividends on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                                          Basic Earnings
                 Net Income         Dividends Per Share     Per Share
   Year     millions of dollars           dollars*           dollars*

   2001           $2,006                    $0.25             $0.48
   2000           $1,980                    $0.24             $0.48
   1999           $1,833                    $0.21             $0.43
   1998           $1,678                    $0.19             $0.40
   1997           $1,525                    $0.16             $0.36

*Adjusted for stock dividends and splits

Consolidated Balance Sheets

March 31,                                        2001         2000
----------------------------------------------------------------------
ASSETS:
Cash and Due from Banks. . . . . . . . . . .$ 22,130,000  $ 24,547,000
Federal Funds Sold and Short-term Investments  3,117,000     3,734,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost . . . . . . . .   3,203,000     2,996,000
Securities Held to Maturity, at Cost . . . .  43,777,000    44,869,000
Securities Available for Sale, at Fair Value  83,332,000    77,258,000
Loans. . . . . . . . . . . . . . . . . . . . 451,330,000   427,845,000
Reserve for Loan Losses. . . . . . . . . . .  (5,045,000)   (4,790,000)
                                            ---------------------------
NET LOANS. . . . . . . . . . . . . . . . . . 446,285,000   423,055,000
                                            ---------------------------
Premises, Equipment and Intangible
 Assets (net). . . . . . . . . . . . . . . .  14,794,000    15,640,000
Accrued Interest Receivable and
 Other Assets. . . . . . . . . . . . . . . .   8,721,000     8,166,000
                                            ---------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . .$625,359,000  $600,265,000
                                            ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits . . . . . . . .$ 79,849,000  $ 94,265,000
Interest-Bearing Deposits. . . . . . . . . . 428,540,000   407,705,000
                                            ---------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . 508,389,000   501,970,000
                                            ---------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings . . . . . .  27,617,000    15,320,000
Federal Home Loan Bank Advances. . . . . . .  24,345,000    24,345,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities . . . . . . . . . . . . .   6,764,000     6,726,000
                                            ---------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . 567,115,000   548,361,000
                                            ---------------------------
Preferred Stock. . . . . . . . . . . . . . .         -0-           -0-
Common Stock . . . . . . . . . . . . . . . .   4,313,000     4,227,000
Additional Capital . . . . . . . . . . . . .  24,336,000    22,685,000
Retained Earnings. . . . . . . . . . . . . .  31,543,000    29,045,000
Accumulated Other Comprehensive Income(Loss)     952,000    (1,153,000)
Treasury Stock, at Cost. . . . . . . . . . .  (2,900,000)   (2,900,000)
                                            ---------------------------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . .  58,244,000    51,904,000
                                            ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $625,359,000  $600,265,000
                                            ---------------------------

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with shareholder's equity on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                    Total Shareholders'
               Total Assets                Equity
   Year     millions of dollars     millions of dollars

   2001           $625.4                    $58.2
   2000           $600.3                    $51.9
   1999           $560.6                    $49.2
   1998           $490.0                    $45.8
   1997           $445.5                    $45.0





(LOGO) LNB
       Bancorp, Inc.

Consolidated Statements of Income

Three Months Ended March 31,                      2001         2000
----------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans. . . . . . . . . . $ 9,836,000  $ 9,027,000
Interest and Dividends on Securities. . . . .   1,847,000    1,873,000
Interest on Federal Funds Sold and
 Short-term Investments . . . . . . . . . . .      41,000       39,000
                                             -------------------------
TOTAL INTEREST INCOME . . . . . . . . . . . .  11,724,000   10 939,000
                                             -------------------------
INTEREST EXPENSE:
Interest on Deposits. . . . . . . . . . . . .   4,179,000    3,572,000
Interest on Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings. . . . . . .     396,000      436,000
Interest on Federal Home Loan Bank Advances .     328,000      376,000
                                             -------------------------
TOTAL INTEREST EXPENSE. . . . . . . . . . . .   4,903,000    4,384,000
                                             -------------------------
NET INTEREST INCOME . . . . . . . . . . . . .   6,821,000    6,555,000
Provision for Loan Losses . . . . . . . . . .     450,000      300,000
                                             -------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES. . . . . . . . . . . . . . .   6,371,000    6,255,000
                                             -------------------------
OTHER INCOME:
Investment and Trust Services Division Income     558,000      502,000
Fees and Service Charges. . . . . . . . . . .   1,443,000    1,417,000
Gains From Sales of Loans, Securities
 and Buildings. . . . . . . . . . . . . . . .      23,000          -0-
Other Operating Income. . . . . . . . . . . .      19,000       14,000
                                             -------------------------
TOTAL OTHER INCOME. . . . . . . . . . . . . .   2,043,000    1,933,000
                                             -------------------------
OTHER EXPENSES:
Salaries and Employee Benefits. . . . . . . .   2,600,000    2,492,000
Net Occupancy Expense of Premises . . . . . .     386,000      386,000
Furniture and Equipment Expenses. . . . . . .     519,000      573,000
Supplies and Postage. . . . . . . . . . . . .     275,000      208,000
Ohio Franchise Tax. . . . . . . . . . . . . .     162,000      169,000
Other Operating Expenses. . . . . . . . . . .   1,457,000    1,372,000
                                             -------------------------
TOTAL OTHER EXPENSES. . . . . . . . . . . . .   5,399,000    5,200,000
                                             -------------------------
INCOME BEFORE INCOME TAXES. . . . . . . . . .   3,015,000    2,988,000
                                             -------------------------
Income Taxes. . . . . . . . . . . . . . . . .   1,009,000    1,008,000
                                             -------------------------

NET INCOME. . . . . . . . . . . . . . . . . . $ 2,006,000  $ 1,980,000
                                             -------------------------

PER SHARE DATA:
BASIC EARNINGS PER SHARE. . . . . . . . . . .      $.48       $.48
                                             -------------------------
DILUTED EARNINGS PER SHARE. . . . . . . . . .      $.48       $.48
                                             -------------------------
DIVIDENDS DECLARED PER SHARE. . . . . . . . .      $.25       $.24
                                             -------------------------



Logos for LNBB NASDAQ LISTED, FDIC Insured, Federal Home Loan Bank System, and Equal Housing Lender

Inside of back cover

LNB Investment Center to provide investments and insurance
Color photo in middle top of page of Financial Advisor Robert A. Carino
(Logo) LNB
       Investment
       Center

"Lorain National Bank... now makes
 available a wide range of investment
products and services including stock
brokerage and mutual funds."

LNB Bancorp, Inc. has announced the availability of alternative investment and insurance products and services through its subsidiaries to be marketed under the brand LNB Investment Center.

Lorain National Bank, through an affiliation with Raymond James Financial Services, Inc. Member NASD/SIPC, of St. Petersburg, Florida, now makes available a wide range of investment products and services including stock brokerage and mutual funds.

Our Charleston Insurance Agency Inc., subsidiary will provide customers with insurance-related products including life, accident and health, and non-variable annuities.

"Customers no longer need to consider any other source to meet all their financial services needs," said Gary C. Smith, president and chief executive officer of LNB Bancorp, Inc. and Lorain National Bank. "Regardless of our customers' financial profiles, LNB Investment Center will market our subsidiaries' products and services that span the entire financial services spectrum."

Thomas P. Ryan, president and chief executive officer of Charleston Insurance Agency, Inc., announced the hiring of financial advisor Robert A. Carino to administer the sale of investment and insurance products. Carino is a 17-year veteran of the financial services industry and most recently served as an independent representative of Raymond James Financial Services, Inc. in Norwalk.

As an LNB Investment Center financial advisor, Carino will provide customers with a wide variety of Raymond James investment products while all non-variable insurance products are made available through Charleston Insurance. For now, Carino will work out of our downtown Lorain offices, however; he will be providing service to customers of all 22 bank locations. These product offerings were made available as a result of the enactment of the Gramm-Leach-Bliley Financial Modernization Act.

Carino was most recently in charge of the Investment Sales Department of

Raymond James Financial Services, Inc. at Citizens National Bank of Norwalk. In addition, he has held positions in investment sales and insurance at Pierre Smith & Co., Parker & Hunter Co. and the former Central Trust Bank of Lorain. He received a B.A. degree in Business Administration from Point Park College in Pittsburgh, Pennsylvania and has taken numerous continuing education courses on investments and insurance. He is a resident of Vermilion.

Back Cover:
White background with black lettering and blue stripe across top of the page

Three column format

Banking Centers, ATMs and Investment Center

**ATM service available wherever you see this symbol

Lorain Banking Centers              Amherst Banking Center
**Main                              **Amherst
  457 Broadway                        1175 Cleveland Avenue
  Lorain, Ohio 44052                  Amherst, Ohio 44001
  (440) 244-7185                      (440) 988-4423

**Sixth Street Drive-In             Avon Lake Banking Center
  200 Sixth Street                  **Avon Lake
  Lorain, Ohio 44052                  240 Miller Road
  (440) 244-7242                      Avon Lake, Ohio 44012
                                      (440) 933-2186
**Cooper-Foster Park Road
  1920 Cooper-Foster Park Road      Elyria Banking Centers
  Lorain, Ohio 44053                **Ely Square
  (440) 282-1252                      124 Middle Avenue
                                      Elyria, Ohio 44035
**Kansas Avenue                       (440) 323-4621
  1604 Kansas Avenue
  Lorain, Ohio 44052                **Cleveland Street
  (440) 288-9151                      801 Cleveland Street
                                      Elyria, Ohio 44035
**Oberlin Avenue                      (440) 365-8397
  3660 Oberlin Avenue
  Lorain, Ohio 44053                **Lake Avenue
  (440) 282-9196                      42935 North Ridge Road
                                      Elyria Township, Ohio 44035
**Pearl Avenue                        (440) 233-7196
  2850 Pearl Avenue
  Lorain, Ohio 44055                **Midway Mall
  (440) 277-1103                      6395 Midway Mall Blvd
                                      Elyria, Ohio 44035
**West Park Drive                     (440) 324-6530
  2130 West Park Drive
  Lorain, Ohio 44053                **Elyria United Methodist Village
  (440) 989-3131                      807 West Avenue
                                      Elyria, Ohio 44035
                                      (440) 323-6488

Village of LaGrange Banking Center  **Dad's Sunoco
**Village of LaGrange                 7580 Leavitt Road
  546 North Center Street             State Route 58
  Village of LaGrange, Ohio 44050     Amherst, Ohio 44001
  (440) 355-6734
                                    **Fligner's Supermarket
Oberlin Banking Centers               1846 Broadway
**Kendal at Oberlin*                  Lorain, Ohio 44052
  600 Kendal Drive
  Oberlin, Ohio 44074               **Gateway Plaza
  (440) 774-5400                      3451 Colorado Avenue
                                      Lorain, Ohio 44052
**Oberlin
  40 East College Street            **Lakeland Medical Center
  Oberlin, Ohio 44074                 3700 Kolbe Road
  (440) 775-1361                      Lorain, Ohio 44053

Olmsted Township Banking Centers    **Lorain County Community College
**Olmsted Township                    1005 North Abbe Road
  27095 Bagley Road                   Elyria, Ohio 44035
  Olmsted Township, Ohio 44138
  (440) 235-4600                    **Lowe's Home
                                      Improvement Warehouse
  The Renaissance                     620 Midway Boulevard
  26376 John Road                     Elyria, Ohio 44035
  Olmsted Township, Ohio 44138
  (440) 427-0041				 **Mobile ATM
                                      2130 West Park Drive
Vermilion Banking Center              Lorain, Ohio 44035
**Vermilion
  4455 East Liberty Avenue          Other Offices
  Vermilion, Ohio 44089               Executive
  (440) 967-3124                      457 Broadway
                                      Lorain, Ohio 44052
Westlake Banking Centers              (440) 244-7123
**Crossings of Westlake
  30210 Detroit Road                  Branch Administration
  Westlake, Ohio 44145                457 Broadway
  (440) 892-9696                      Lorain, Ohio 44052
                                      (440) 244-7253
  Westlake Village
  28550 Westlake Village Drive        Commercial, Consumer
  Westlake, Ohio 44145                and Mortgage Loans
  (440) 808-0229                      457 Broadway
                                      Lorain, Ohio 44052
ATMs                                  (440) 244-7220
**Captain Larry's Marathon            (440) 244-7272
  1317 State Route 60                 (440) 244-7216
  Vermilion, Ohio 44089

  Credit Cards                        Charleston Insurance Agency, Inc.
  2130 West Park Drive                457 Broadway
  Lorain, Ohio 44053                  Lorain, Ohio 44052
  (440) 989-3348                      (440) 244-7158

  Customer Service                  Interent: www.4LNB.com
  2130 West Park Drive
  Lorain, Ohio 44053                (Logo) LNB
  (440) 989-3348                           Bancorp, Inc.
  (800) 860-1007

  Human Resources
  2130 West Park Drive
  Lorain, Ohio 44053
  (440) 989-3139

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  (440) 989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440) 989-3327

  Investment and Trust Services
  457 Broadway
  Lorain, Ohio
  (440) 244-7226

All Other Offices Not Listed
  Toll Free (800) 860-1007
  Lorain (440) 244-6000

Telebanker
  Telebanker (440) 245-4562
  Telebanker (800) 610-9033

Investment Center
  LNB Investment Center
  457 Broadway
  Lorain, Ohio 44052
  (440) 244-7158
  (800) 845-2152