Form 10-Q
period 2001-06-30
LNB BANCORP INC
filed 2001-08-14
CIK 737210

                            Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2001

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

Outstanding at July 31, 2001: 4,295,511 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 2001

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                         Number

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            5

      Condensed Consolidated Statements of
        Cash Flows                                           9

      Notes to the Condensed Consolidated Financial
        Statements                                          11

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    16

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                             23

Part II - Other Information

   Item 1 - Legal Proceedings                               24

   Item 2 - Changes in Securities                           24

   Item 3 - Defaults upon Senior Securities                 24

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                24

   Item 5 - Other Information                               24

   Item 6 - Exhibits and Reports on Form 8-K                24

   Signatures                                               25

   Exhibit Index                                            26

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            2001           2000
                                            -------------   -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                      $ 25,698,000    $ 22,011,000
Federal funds sold and short-term
 investments                                    3,098,000       3,125,000
Securities:
 Available for sale, at fair value             88,307,000      79,518,000
 Held to maturity, at cost (fair value
  $36,217,000 and $43,982,000, respectively)   36,067,000      44,431,000
 Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost                           3,256,000       3,152,000
                                            --------------  -------------
Total Securities                              127,630,000     127,101,000
                                            -------------   -------------
Loans:
 Portfolio loans                              450,661,000     442,132,000
 Loans available for sale                       9,122,000       9,008,000
                                            -------------   -------------
Total Loans                                   459,783,000     451,140,000
Reserve for loan losses                        (5,195,000)     (5,250,000)
                                            -------------   -------------
Net loans                                     454,588,000     445,890,000
                                            -------------   -------------
Bank premises and equipment, net               10,862,000      11,251,000
Intangible assets                               3,658,000       3,847,000
Accrued interest receivable                     4,085,000       4,694,000
Other assets                                    5,228,000       4,093,000
Other foreclosed assets                               -0-          98,000
                                            -------------   -------------
TOTAL ASSETS                                 $634,847,000    $622,110,000
                                            =============   =============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                  $ 83,296,000    $ 83,093,000
 Savings and passbook accounts                230,855,000     219,618,000
 Certificates of deposit                      194,382,000     193,380,000
                                            -------------   -------------
Total deposits                                508,533,000     496,091,000
                                            -------------   -------------
Securities sold under repurchase agreements
 and other short-term borrowings               32,187,000      39,391,000
Federal Home Loan Bank advances, short-term    23,035,000      16,095,000
Federal Home Loan Bank advances, long-term      6,310,000       8,250,000
Accrued interest payable                        1,810,000       1,901,000
Accrued taxes, expenses, and
 other liabilities                              3,585,000       3,857,000
                                            -------------   -------------
Total Liabilities                             575,460,000     565,585,000
                                            -------------   -------------
Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000 Shares issued 4,395,487 and
   4,313,047, respectively and Shares
   outstanding 4,295,487 and 4,211,047
   respectively                                 4,313,000       4,313,000
Additional capital                             24,339,000      24,336,000
Retained earnings                              32,618,000      30,584,000
Accumulated other comprehensive income          1,017,000         192,000
Treasury stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                            -------------   -------------
Total Shareholders' Equity                     59,387,000      56,525,000
                                            -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $634,847,000    $622,110,000
                                            =============   =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2001          2000
INTEREST INCOME                                  ------------------------
Interest and fees on loans:
 Taxable                                         $19,407,000  $18,651,000
 Tax-exempt                                            5,000       10,000
Interest and dividends on securities:
 Taxable                                           3,529,000    3,590,000
 Tax-exempt                                          180,000      124,000
Interest on Federal funds sold and
 short-term investments                               88,000       85,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             23,209,000   22,460,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                              1,434,000    1,326,000
Interest on other deposits                         6,606,000    6,096,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          636,000      832,000
Interest on Federal Home Loan Bank advances          659,000      679,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             9,335,000    8,933,000
                                                 -----------  -----------
NET INTEREST INCOME                               13,874,000   13,527,000
Provision for loan losses                            900,000      600,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                   12,974,000   12,927,000
                                                 -----------  -----------
OTHER INCOME:
Investment and Trust Services Division income      1,161,000    1,117,000
Service charges on deposit accounts                1,635,000    1,546,000
Other service charges, exchanges and fees          1,458,000    1,356,000
Gains on sales of investments                         80,000          -0-
Gains on sales of loans                               17,000        3,000
Other operating income                                75,000       23,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 4,426,000    4,045,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     5,356,000    5,105,000
Net occupancy expense of premises                    778,000      758,000
Furniture and equipment expense                    1,045,000    1,289,000
Amortization of intangible assets                    198,000      208,000
Supplies and postage                                 543,000      476,000
FDIC deposit insurance premium                        47,000       47,000
Ohio franchise tax                                   324,000      330,000
Other operating expenses                           2,857,000    2,527,000
                                                ------------  -----------
TOTAL OTHER EXPENSES                              11,148,000   10,740,000
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                         6,252,000    6,232,000
INCOME TAXES                                       2,091,000    2,132,000
                                                ------------  -----------
NET INCOME                                       $ 4,161,000  $ 4,100,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .97        $ .95
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .97        $ .95
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $ .50        $ .46
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2001         2000
INTEREST INCOME                                  -----------------------
Interest and fees on loans:
 Taxable                                         $ 9,574,000  $ 9,629,000
 Tax-exempt                                            2,000        5,000
Interest and dividends on securities:
 Taxable                                           1,754,000    1,778,000
 Tax-exempt                                          108,000       63,000
Interest on Federal funds sold and
 short-term investments                               47,000       46,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             11,485,000   11,521,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Certificates of Deposit
 of $100,000 and over                                656,000      714,000
Interest on other deposits                         3,205,000    3,136,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          240,000      396,000
Interest on Federal Home Loan Bank advances          331,000      303,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             4,432,000    4,549,000
                                                 -----------  -----------
NET INTEREST INCOME                                7,053,000    6,972,000
Provision for loan losses                            450,000      300,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                    6,603,000    6,672,000
                                                 -----------  -----------
OTHER INCOME:
Investment and Trust Services Division income        603,000      615,000
Service charges on deposit accounts                  836,000      784,000
Other services charges, exchanges and fees           863,000      701,000
Gains on sale of investments                          57,000          -0-
Gains on sale of loans                                11,000        1,000
Other operating income                                13,000       11,000
                                                 -----------  -----------
TOTAL OTHER INCOME                                 2,383,000    2,112,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                     2,756,000    2,613,000
Net occupancy expense of premises                    392,000      372,000
Furniture and equipment expense                      526,000      716,000
Supplies and postage                                 268,000      268,000
FDIC deposit insurance premium                        23,000       23,000
Ohio franchise tax                                   162,000      161,000
Amortization of intangible assets                    104,000      104,000
Other operating expenses                           1,518,000    1,283,000
                                                ------------ ------------
TOTAL OTHER EXPENSES                               5,749,000    5,540,000
                                                ------------ ------------
INCOME BEFORE INCOME TAXES                         3,237,000    3,244,000
INCOME TAXES                                       1,082,000    1,124,000
                                                ------------ ------------
NET INCOME                                       $ 2,155,000  $ 2,120,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .50       $  .49
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .50       $  .49
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .25       $  .23
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS (UNAUDITED)                        -------------------------
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $23,850,000  $22,365,000
 Other income received                             3,141,000    4,083,000
 Interest paid                                    (9,426,000)  (8,843,000)
 Cash paid for salaries and
  employee benefits                               (5,909,000)  (5,251,000)
 Net occupancy expense of premises paid             (598,000)    (598,000)
 Furniture and equipment expenses paid              (326,000)    (428,000)
 Cash paid for supplies and postage                 (543,000)    (476,000)
 Cash paid for other operating expenses           (2,485,000)  (3,010,000)
 Federal income taxes paid                        (1,955,000)  (2,101,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        5,749,000    5,741,000
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                              33,091,000    7,000,000
 Proceeds from maturities of securities
  held to maturity                                10,795,000      318,000
 Purchases of securities held to maturity           (607,000)    (701,000)
 Purchases of securities available
  for sale                                       (43,207,000)  (8,858,000)
 Net (increase) in loans made to customers        (9,715,000) (20,465,000)
 Purchases of bank premises, equipment
  and software                                      (510,000)  (1,042,000)
 Proceeds from sales of bank premises,
  and equipment                                      (16,000)     (18,000)
 Purchases of other foreclosed assets                247,000      247,000
 Proceeds from liquidation of other
  foreclosed assets                                  296,000       96,000
                                                 -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (10,120,000) (23,917,000)
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits                 203,000    6,151,000
 Net increase in savings and
  passbook deposits                               11,237,000   10,805,000
 Net increase in certificates of deposit           1,002,000   15,755,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                              796,000   (9,744,000)
 Proceeds from Federal Home Loan
  Bank advances                                    5,000,000          -0-
 Payment on Federal Home Loan Bank advances       (9,000,000) (10,000,000)
 Proceeds from exercise of stock options               3,000       19,000
 Dividends paid                                   (2,210,000)  (2,023,000)
                                                 -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                        8,031,000   10,963,000
                                                 -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  3,660,000   (7,213,000)

CASH AND CASH EQUIVALENTS AT BEGINNING            25,136,000   37,343,000
 OF YEAR                                         -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $28,796,000  $30,130,000
                                                 ===========  ===========
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                       $ 4,161,000  $ 4,100,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                     899,000    1,021,000
   Amortization of intangible assets                 188,000      199,000
   Amortization of deferred loan fees
    and costs, net                                   117,000      135,000
   Provision for loan losses                         900,000      600,000
   (Increase) decrease in accrued interest
     receivable                                      609,000      (81,000)
   (Increase) in other assets                       (807,000)    (505,000)
   Increase (decrease) in accrued interest payable   (91,000)      90,000
   Increase (decrease) in accrued taxes,
    expenses and other liabilities                   136,000      (31,000)
   Others, net                                      (363,000)     213,000
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 5,749,000  $ 5,741,000
                                                 ===========  ===========
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank) and Charleston Insurance Agency, Inc. and a 49% interest in Charleston Title Insurance Agency, LLC., at June 30, 2001, compared to December 31, 2000 and the results of its operations and cash flows for the three and six months ending June 30, 2001 compared to the same period in 2000. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with those unaudited condensed consolidated financial statements and schedules.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 2001, the unaudited condensed consolidated statements of income and the unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 2001 and 2000 are prepared in accordance with generally accepted accounting principles for interim financial information. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

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

The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

RESERVE FOR LOAN LOSSES

Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover loan losses that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimately losses may vary from current estimates due to changes in circumstances.
These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loan's initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending upon the adequacy of the reserve for loan losses.

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to 2001 presentation.

2.  EARNINGS PER SHARE DATA

Earnings per share is calculated as follows:

                                For the 6 Months ended June 30, 2001
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,161,000
Basic EPS
Income available to
 common shareholders            $4,161,000        4,295,520      $ .97
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            4,120
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,161,000        4,299,640      $ .97
                                ==========        =========      =====

                                For the 6 Months ended June 30, 2000
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,100,000
Basic EPS
Income available to
 common shareholders            $4,100,000        4,294,389      $ .95
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            6,093
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,100,000        4,300,482      $ .95
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2001
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,155,000
Basic EPS
Income available to
 common shareholders            $2,155,000        4,305,568      $ .50
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            3,487
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,155,000        4,309,055      $ .50
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2000
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,120,000
Basic EPS
Income available to
 common shareholders            $2,120,000        4,294,498      $ .49
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            4,326
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,120,000        4,298,824      $ .49
                                ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the six months ended
June 30, 2001 and 2000 are as follows:

                               For the six months ended June 30,
                                    2001                2000
                               ---------------------------------
Net income                      $4,161,000          $4,100,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $425,000  and $(54,000)           825,000            (105,000)
                                -----------         -----------
Comprehensive Income            $4,986,000          $3,995,000

The Corporation's comprehensive income for the three months ended June 30, 2001 and 2000 are as follows:

                               For the three months ended June 30,
                                    2001                2000
                               -----------------------------------
Net income                      $2,155,000          $2,120,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $34,000  and $(8,000)              65,000             (14,000)
                                -----------         ------------
Comprehensive Income            $2,220,000          $2,106,000

4. LNBB DIRECT - STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN

Beginning June 1, 2001, LNB Bancorp, Inc. offered to its shareholders and customers the opportunity to participate in a direct stock purchase and dividend reinvestment plan. Prior to June 1, 2001, LNB Bancorp, Inc. shareholders were able to participate in a dividend reinvestment and cash stock purchase plan which was replaced by the direct stock purchase plan. The dividend reinvestment plan and the subsequent direct stock purchase plan enabled LNB Bancorp, Inc. to offer either newly issued or treasury common shares from LNB Bancorp, Inc., or shares acquired on the open market by the plan administrator. All shares acquired by plan participants under both plans in the first half were purchased by the plan administrator on the open market. LNB Bancorp, Inc. did not receive any proceeds from the sale of common shares under the plans.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

Total assets of the Corporation increased $12,737,000 during the first half of 2001, to $634,847,000. This growth was funded by increases in demand deposits, market access accounts, certificates of deposit and repurchase agreements.

Total earning assets increased 2.0% to $590,511,000 at June 30, 2001 from $581,366,000 at December 31, 2000. The ratio of earning assets to total assets decreased from 93.5% at December 31, 2000 to 93.0% at June 30, 2001. The loan to deposit ratio has decreased from 90.9% at 2000 year-end to 90.4% at June 30, 2001. Federal funds sold and other interest bearing investments decreased by $27,000 during the first six months of 2001.

Total securities increased $529,000 ending the first half at $127,630,000. At June 30, 2001 gross unrealized gains and (losses) in the investment portfolio were approximately $1,694,000 and $(103,000), respectively. The decrease in the market value of the securities portfolio is due to market interest rate fluctuations and not due to the deterioration of the credit worthiness of borrowers.

Net loans increased $8,698,000 during the first half to $454,588,000 at June 30, 2001, for a 2% increase. Commercial loan growth was strong accounting for most of total loan growth. This loan increase was supported by a spring/summer home equity loan sale program. This home equity sale program resulted in new loans totaling over $5 million.

The reserve for loan losses ended the quarter at $5,195,000 supported by a provision for loan losses of $900,000, recoveries of $68,000 and loan charge-offs of $1,023,000. The reserve for loan losses as a percentage of ending loans was 1.13% and 1.16% at December 31, 2000 and June 30, 2001, respectively. Corporate management believes that the reserve for loan losses at June 30, 2001 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained relatively constant at 257.2% as of June 30, 2001 compared to 258.9% at December 31, 2000. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at June 30, 2001.

Nonperforming assets at June 30, 2001 totaled $2,020,000, up from $1,948,000 at March 31, 2001. The second quarter increase in nonperforming assets of $72,000 resulted from loans being brought current in the amount of $152,000, loans charged-off in the amount of $127,000, liquidations of nonaccrual loans of $161,000 and increases in nonaccrual loans of $717,000.

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

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/01  03/31/01  12/31/00  09/30/00
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $2,001    $1,724    $2,219    $1,702
  Restructured                   0         0         0         0
  Other Foreclosed Assets       19       224        98        47
                            ------    ------    ------    ------
Total Nonperforming Assets  $2,020    $1,948    $2,317    $1,749
                            ======    ======    ======    ======
Reserve for loan losses
  to total nonperforming
  assets                    257.2%    258.9%    226.6%    296.4%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                   $  119    $  112    $  306    $  197
                            ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At June 30, 2001, potential problem loans totaled $3,433,000, a decrease of $491,000 from the December 31, 2000 balance. The decrease in potential problem loans during 2001 is primarily due to decreases from the categories of consumer indirect automobile loans and mortgage loans.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 2001 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $123,563,000 and $95,893,000 at June 30, 2001 and December 31, 2000,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second quarter of 2001. Mortgage and commercial construction loan demand increased in the second quarter of 2001 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $12,442,000 during the first half to $508,533,000. Noninterest-bearing deposits increased to $83,296,000, at June 30, 2001 for an increase of $203,000, while interest-bearing deposits climbed to $425,237,000 for an increase of $12,239,000.

Federal funds purchased and securities sold under agreements to repurchase increased $1,796,000 during the first half. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a liquid position in order to take advantage of interest rate fluctuations. As of June 30, 2001, short-term security investments with maturities of one year or less totalled $7,591,000, which represented 6.0% of total securities. Adding cash and due from banks of $25,698,000, and Federal Funds sold and other interest bearing instruments of $3,098,000, total liquid assets represented 5.7% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $18,000,000, $30,000,000 and $27,701,000, respectively, with credit available in the amounts of $6,000,000, $25,000,000 and $27,701,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $59,387,000, at June 30, 2001. The increase resulted primarily from $4,161,000 of net income generated from the first half of operations less a cash dividend declared to shareholders of $2,126,000. The decrease in interest rates experienced in the first half of 2001 has caused an increase in the overall market value of available for sale securities which resulted in an increase in accumulated other comprehensive income of $825,000 for the six months ended June 30, 2001. As of June 30, 2001, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 2,004 of these shares in the first quarter of 1998 and 97,996 shares in 1997 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 2001 and 2000 follow together with those ratios required for the Corporation to be considered adequately capitalized.
                                                            June 30,
                                                     ---------------------
                                                      2001           2000
                                                     ------         ------
      Tier I capital ratio                           11.97%         11.75%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            13.11%         12.80%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.77%          8.44%
      Required leverage ratio                         3.00%          3.00%

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

RESULTS OF OPERATIONS

Numerous factors restrained earnings growth during the first half of 2001. One major factor was the Federal Reserve Board's sixth consecutive interest rate cut, bringing the Fed Funds rate down a total of 2.75% since the start of this easing cycle. This, combined with the asset-sensitive position of the corporation's Balance Sheet, resulted in a lower interest rate spread between the amount paid to depositors and other lenders and the rate earned on our loans and other investments. Compounding these effects were declining stock market indices, which impeded non-interest income growth during the first half of 2001. The softening of the economy and its related impact on credit resulted in the recording of higher levels of loan loss provision in the first half of 2001, compared with the same period in 2000.

Nevertheless, despite these persistent factors, LNB Bancorp, Inc., was still able to generate modest earnings growth versus last year. We accomplished this by working hard to lower our cost of doing business through overhead rationalization and streamlining our operations to optimize efficiency, as well as to lower our cost of funding - efforts that will remain an integral part of our overall strategy in the months ahead. Economic cycles, by their nature, include both peaks and valleys and we will continue to manage our business for the opportunities accompanying the inevitable return to a more favorable economic environment.

The net interest margin for the six months ended June 30, 2001 decreased
12 basis points to 4.78% compared to 4.90% for the same period one year ago.

The net interest margin for the second quarter of 2001 was 4.87% compared to 5.00% for the second quarter of 2000.

Interest and fees on loans for the first half of 2001 increased $751,000 when compared to the first half of 2000. Increased loan income resulted from the impact of increases in the average loan portfolio balance for the first half of 2001 increased by $26,400,000 to $453,512,000 as compared to the first half of 2000 offset by decreases in interest rates. Interest and dividends on securities was $3,709,000 for the first half of 2001 for a decrease of $5,000 over the same period in 2000. Decreased investment income resulted from the impact of increases in the average investment portfolio balance for the first half of 2001 by $2,274,000 to $126,951,000 as compared to the first half of 2001, offset by decreases in interest rates for 2001 compared with 2000. Interest and dividends on securities represented 16.0% of total interest income at June 30, 2001 compared to 16.6% at June 30, 2000. Interest on Federal funds sold and short-term investments was $88,000 and $85,000 at June 30, 2001 and June 30, 2000,respectively.

Total interest expense increased by $402,000 when compared to the first half of 2000. The interest expense increase was fueled by increases in deposit account interest of $618,000 and offset by a decrease in interest expense from repurchase agreements and other short-term borrowings of $197,000.
Also, total interest expense for the first half of 2001 was impacted by decreases in interest rates paid on savings accounts, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the first half of 2000.

Total other income increased by $381,000 when compared to the first half of 2000. This increase resulted from increases in income from Investment and Trust Services Division income of $44,000, increases in service charges of $89,000, increases in other service charges, and exchanges and fees of $102,000, increases in other income of $49,000 and gains on sales of investments and securities of $97,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the six months ended June 30, 2001 was
$11,148,000, 3.8% above the first six months of 2000.   Noninterest expense
for the six months ended June 30, 2000 was $10,740,000, 4.2% above the first six months of 1999. This increase was due primarily to increases in salaries and benefits, supplies and postage and increases in credit card and merchant expenses.

The effective tax rate decreased slightly from 34.2% during the first half of 2000 to 33.5% during the first half of 2001. The decrease in the effective tax rate is due primarily to the increases in tax exempt interest income to total interest income.

Net income was $4,161,000 and $4,100,000 for the six months ended June 30,

2001 and 2000, respectively. Net income per basic and diluted share was $.97 and $.95 for the six months ended June 30, 2001 and 2000, respectively, after giving effect for a two percent stock dividend paid on July 2, 2001. The annualized return on average assets for the 2001 first half was 1.34 percent compared with 2000's 1.39 percent. The annualized return on average shareholders' equity for the first half was 14.39 percent compared with
15.86 percent last year.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

On July 20, 2001, The Financial Accounting Standards Board issued Statements No. 141, "Accounting for Business Combinations" and No. 142, "Accounting
For Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A Company must adopt Statement 142 at the beginning of the fiscal year. LNB Bancorp, Inc. will adopt Statement 141 as of July 1, 2001 and Statement 142 as of January 1, 2002. Management is currently analyzing the effect Statement 142 will have on our financial statements.

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

With the Federal Reserve Board's recent announcements to decrease the rates by 275 basis points during the first half of 2001, the Corporation anticipates a modest decrease in the net interest margin during 2001. The amount of the decrease will be determined, in part, by any rate reductions resulting from actions of the Federal Open Market Committee. Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

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

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

          Exhibit (13) - Second Quarter Report to shareholders of LNB Bancorp, Inc., June 30, 2001.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended June 30, 2001.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)


Date: August 14, 2001                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President and
                                        Chief Financial Officer



Date: August 14, 2001                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis, CPA
                                         Vice President and
                                         Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                   Exhibit


      (11)        Computation of Shares Used for Earnings Per Share
                  Calculations Footnote   Earnings Per Share on pages 14-15
                  of this Form 10Q is incorporated by reference.

      (12) Second Quarter Report to Shareholders of LNB Bancorp, Inc. June 30, 2001 - EDGAR Version

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                     (For the six months ended June 30, 2001)

                           S - K Reference Number (13)


                     Second Quarter Report to Shareholders of
                     LNB Bancorp, Inc. (dated June 30, 2001)
                              EDGAR Version



DESCRIPTION:
Three sided pamphlet:

Outside cover: white with blue stripe across the top with two pictures of
               LNB Employees with Ohio Reads Students

Second Quarter Report

June 30, 2001

(Logo) LNB
       Bancorp, Inc.
       and subsidiaries

Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending June 30, 2001 and June 30, 2000, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Six Months ended June 30, 2001 and June 30, 2000, respectively,

LNBB Direct: A New Stock Purchase & Dividend Reinvestment Plan

Directors of LNB Bancorp, Inc. and Lorain National Bank

Officers of LNB Bancorp, Inc.

Directors Emeriti of Lorain National Bank

Directors and Officers of Charleston Insurance Agency, Inc.

Message to Shareholders

It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary companies after the first half of 2001. Earnings increased 2% for the first half of the year compared to the same period one year ago. Earnings for the first six months of 2001 reached $4,161,000, up from $4,100,000 during the first half of 2000. Second quarter's earnings for 2001 reached $2,155,000 compared with $2,120,000 for the second quarter of 2000.

Numerous factors restrained earnings growth during the first half of 2001. One major factor was the Federal Reserve Board's sixth consecutive interest rate cut, bringing the Fed Funds rate down a total of 2.75% since the start of this easing cycle. This, combined with the asset-sensitive position of the corporation's Balance Sheet, resulted in a lower interest rate spread between the amount paid to depositors and other lenders and the rate earned on our loans and other investments. Compounding these effects were declining stock market indices, which impeded non-interest income growth during the first half of 2001. The softening of the economy and its related impact on credit resulted in the recording of higher levels of loan loss provision in the first half of 2001, compared with the same period in 2000.

Nevertheless, despite these persistent factors, LNB Bancorp, Inc., was still able to generate modest earnings growth versus last year. We accomplished this by working hard to lower our cost of doing business through overhead rationalization and streamlining our operations to optimize efficiency, as well as to lower our cost of funding - efforts that will remain an integral part of our overall strategy in the months ahead. Economic cycles, by their nature, include both peaks and valleys and we will continue to manage our business for the opportunities accompanying the inevitable return to a more favorable economic environment.

Basic and diluted earnings per share for the first half of 2001 reached
$.97, a 2% increase from the $.95 amount reported for the first half of 2000. Earnings for the first half of 2001 were higher than a year ago because of slightly higher net interest income and non-interest income, offset in part by higher operating expenses and loan loss provision. The increase in net interest income for the first half of 2001 was supported by strong commercial loan growth.

Cash dividends declared per share for the first half of 2001 increased 9% from the first half of 2000. The year-to-date cash dividends declared per share in 2001 increased by $.04 to $.50 per share, up from $.46 per share in 2000.

In addition, we are pleased to announce a 2% stock dividend was paid to shareholders on July 2, 2001. The stock dividend increased the common stock outstanding of LNB Bancorp, Inc. by 84,221 shares to 4,295,487 shares. Cash was issued in lieu of fractional shares. Per-share amounts for prior periods have been adjusted to reflect the 2% stock dividend.

Consolidated assets increased 3% to $634.9 million as of June 30, 2001 up $20.7 million from June 30, 2000. Total deposits increased 4 percent to $508.5 million, up $19.0 million from one year ago. Total shareholders' equity increased by $6.4 million during the 12 months ended June 30, 2001, for a 12% increase. Lorain National Bank operates 22 retail branches and 28 ATMs in nine local communities.

We appreciate and thank you for your continuing support and look forward to addressing you after the completion of our third quarter of operations.




/s/ Stanley G. Pijor              /s/ Gary C. Smith
 ---------------------            ------------------
 Stanley G. Pijor                 Gary C. Smith
 Chairman of the Board            President and
                                  Chief Executive Officer


NET INCOME Millions of Dollars
(A Net Income graph follows in printed version with net income on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE Dollars*
(A Dividends Per Share graph follows in printed version with dividends per share on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE Dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                                                         Basic Earnings
               Net Income          Dividends Per Share     Per Share
  Year     Millions of Dollars            Dollars*          Dollars*

  2001           $4,161                    $ .50             $0.97
  2000           $4,100                    $ .46             $0.95
  1999           $3,796                    $ .42             $0.88
  1998           $3,432                    $ .38             $0.79
  1997           $3,120                    $ .30             $0.72



*Adjusted for stock dividends and splits

Consolidated Balance Sheets

June 30,                                          2001          2000
-------------------------------------------------------------------------
ASSETS:
Cash and Due From Banks. . . . . . . . . . . .$ 25,698,000  $ 27,094,000
Federal Funds Sold and Short-term Investments.   3,098,000     3,036,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost . . . . . . . . .   3,256,000     3,046,000
Securities Held to Maturity, at Cost . . . . .  36,067,000    44,785,000
Securities Available for Sale, at Fair Value .  88,307,000    77,412,000
Loans. . . . . . . . . . . . . . . . . . . . . 459,783,000   439,422,000
Reserve for Loan Losses  . . . . . . . . . . .  (5,195,000)   (4,868,000)
                                              ---------------------------
NET LOANS. . . . . . . . . . . . . . . . . . . 454,588,000   434,554,000
                                              ---------------------------
Premises, Equipment and Intangible
 Assets, (net) . . . . . . . . . . . . . . . .  14,520,000    15,320,000
Accrued Interest Receivable and
 Other Assets. . . . . . . . . . . . . . . . .   9,313,000     8,871,000
                                              ---------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . .$634,847,000  $614,118,000
                                              ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits . . . . . . . . .$ 83,296,000  $ 86,805,000
Interest-Bearing Deposits. . . . . . . . . . . 425,237,000   402,737,000
                                              ---------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . . 508,533,000   489,542,000
                                              ---------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings . . . . . . .  32,187,000    42,378,000
Federal Home Loan Bank Advances. . . . . . . .  29,345,000    24,345,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities . . . . . . . . . . . . . .   5,395,000     4,842,000
                                              ---------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . 575,460,000   561,107,000
                                              ---------------------------
Preferred Stock. . . . . . . . . . . . . . . .         -0-           -0-
Common Stock . . . . . . . . . . . . . . . . .   4,313,000     4,228,000
Additional Capital . . . . . . . . . . . . . .  24,339,000    22,703,000
Retained Earnings. . . . . . . . . . . . . . .  32,618,000    30,155,000
Accumulated Other Comprehensive Income(Loss) .   1,017,000    (1,175,000)
Treasury Stock, at Cost. . . . . . . . . . . .  (2,900,000)   (2,900,000)
                                              ---------------------------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . .  59,387,000    53,011,000
                                              ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . .$634,847,000  $614,118,000
                                              ---------------------------

TOTAL ASSETS Millions of Dollars
(A Total Assets graph follows in printed version with total assets on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL DEPOSITS Millions of Dollars
(A Total Deposits graph follows in printed version with total deposits on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY Millions of Dollars
(A Total Shareholder's Equity graph follows in printed version with total shareholder's equity on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)



                                                       Total Shareholders'
              Total Assets           Total Deposits          Equity
  Year     Millions of Dollars    Millions of Dollars  Millions of Dollars

  2001           $634.9                  $508.5              $59.4
  2000           $614.1                  $489.5              $53.0
  1999           $590.5                  $464.2              $49.6
  1998           $508.4                  $432.6              $46.7
  1997           $457.0                  $384.5              $43.6

Consolidated Statements of Income

Six Months Ended June 30,                           2001        2000
-------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans . . . . . . . . . . .$19,412,000  $18,661,000
Interest and Dividends on Securities:. . . . . .  3,709,000    3,670,000
Interest on Federal Funds Sold and
 Short-term Investments. . . . . . . . . . . . .     88,000      129,000
                                                -------------------------
TOTAL INTEREST INCOME. . . . . . . . . . . . . . 23,209,000   22,460,000
                                                -------------------------
INTEREST EXPENSE:
Interest on Deposits . . . . . . . . . . . . . .  8,039,000    7,422,000
Interest on Securities Sold under Repurchase
 Agreements  and Other Short-Term Borrowings . .    637,000      832,000
Interest on Federal Home Loan Bank Advances. . .    659,000      679,000
                                                -------------------------
TOTAL INTEREST EXPENSE . . . . . . . . . . . . .  9,335,000    8,933,000
                                                -------------------------
NET INTEREST INCOME. . . . . . . . . . . . . . . 13,874,000   13,527,000
                                                -------------------------
Provision for Loan Losses. . . . . . . . . . . .    900,000      600,000
                                                -------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES . . . . . . . . . . . . . . . . 12,974,000   12,927,000
                                                -------------------------
OTHER INCOME:
Investments and Trust Services Division Income .  1,161,000    1,117,000
Fees and Service Charges . . . . . . . . . . . .  3,092,000    2,902,000
Gains From Sales of Loans,
 Securities, and Fixed Assets. . . . . . . . . .     99,000          -0-
Other Operating Income . . . . . . . . . . . . .     74,000       26,000
                                                -------------------------
TOTAL OTHER INCOME . . . . . . . . . . . . . . .  4,426,000    4,045,000
                                                -------------------------
OTHER EXPENSES:
Salaries and Employee Benefits . . . . . . . . .  5,356,000    5,105,000
Net Occupancy Expense of Premises. . . . . . . .    778,000      758,000
Furniture and Equipment Expenses . . . . . . . .  1,045,000    1,289,000
Supplies and Postage . . . . . . . . . . . . . .    543,000      476,000
Ohio Franchise Tax . . . . . . . . . . . . . . .    324,000      330,000
Other Operating Expenses . . . . . . . . . . . .  3,102,000    2,782,000
                                                -------------------------
TOTAL OTHER EXPENSES . . . . . . . . . . . . . . 11,148,000   10,740,000
                                                -------------------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .  6,252,000    6,232,000
                                                -------------------------
Income Taxes . . . . . . . . . . . . . . . . . .  2,091,000    2,132,000
                                                -------------------------
NET INCOME . . . . . . . . . . . . . . . . . . .$ 4,161,000  $ 4,100,000
                                                -------------------------

PER SHARE DATA:

BASIC EARNINGS PER SHARE                              $ .97        $ .95
                                                -------------------------
DILUTED EARNINGS PER SAHRE                            $ .97        $ .95
                                                -------------------------
DIVIDENDS DECLARED PER SHARE                          $ .50        $ .50
                                                -------------------------



(LOGO) LNB
       Bancorp, Inc.
       and subsidiaries

Logos NASDAQ Listing, FDIC, Federal Home Loan Bank, Equal Housing Lender

Picture of plan cover for LNBB Direct

LNBB Direct: A New Stock Purchase & Dividend Reinvestment Plan

Current and prospective LNB Bancorp, Inc. shareholders now have an easy and economical way to invest in our common shares ... LNBB Direct.

LNBB Direct enables new shareholders to make an initial purchase of LNB Bancorp, Inc. common shares with no entrance fee, and existing shareholders and participants in its former dividend reinvestment plan to increase share ownership on a regular basis without paying brokerage commissions.

Since the introduction of LNBB Direct during the second quarter, more than 70 new investors have joined our shareholder ranks.

Overall, our former plan and LNBB Direct have been highly successful. More than 51 percent of our shareholders are now participating in dividend reinvestment, and during the past 12 months, about $1 million has been deposited to the plan, purchasing nearly 50,000 common shares.

The number of shares participating in the plan, approximately 900,000, equates to roughly 20 percent of LNB Bancorp's shares outstanding.

"We are confident that our company will be a flagship organization in our market for the future by providing extraordinary service to our customers and community, while helping our shareholders realize long-term value in their investment. LNBB Direct is yet another step in this direction," said Gary C. Smith, LNB Bancorp president and chief executive officer.

LNBB Direct also provides shareholders the convenience of making automatic monthly purchases from their checking or savings account, to reinvest dividends, and to have the advantage of free safekeeping of their certificates.

"The new plan improves upon our former dividend reinvestment plan in that, in addition to reinvesting all or a portion of dividends received into additional shares, it provides a convenient means for shareholders to regularly increase their holdings through an automated debit and investment feature.

"Moreover, the plan allows new investors to make initial purchases of LNB Bancorp, Inc. common shares efficiently and without the need to engage a stockbroker," Smith said.

Enrolling in LNBB Direct is easy. To learn more about the LNBB Direct Plan, investors simply need to request a plan prospectus from LNB Bancorp's Investor Relations Department at (800) 860-1007, ext. 7317.

LNB Bancorp, Inc. common shares are not deposits. They are not FDIC insured or bank guaranteed and are subject to investment risk, including possible loss of the amount invested. This is not an offer of securities.

Back Cover:
White background with blue along top of page
Five column format

Directors of LNB Bancorp, Inc. and Lorain National Bank

Stanley G. Pijor                    Benjamin G. Norton
Chairman of the Board               Human Resource
LNB Bancorp, Inc. and               Consultant
Lorain National Bank                LTI Power Systems

James F. Kidd                       Jeffrey F. Riddell
Vice Chairman of                    President and Chief
the Board                           Executive Officer
LNB Bancorp, Inc. and               Consumeracq, Inc. and
Lorain National Bank                Consumers Builders
                                    Supply Co.
Daniel P. Batista
Attorney/Shareholder                Thomas P. Ryan
Wickens, Herzer, Panza,             Executive Vice President
Cook & Batista, L.P.A.              and Secretary/Treasurer
                                    LNB Bancorp, Inc.
Robert M. Campana
Managing Director                   John W. Schaeffer, M.D.
P.C. Campana, Inc.                  President
                                    North Ohio Heart
Terry D. Goode                      Center, Inc.
Vice President
Lorain County                       Gary C. Smith
Title Company                       President and Chief
                                    Executive Officer
Wellsley O. Gray                    LNB Bancorp, Inc. and
Retired                             Lorain National Bank

James R. Herrick                    Eugene M. Sofranko
President                           President and Chief
Liberty Auto                        Executive Officer
Group, Inc.                         Lorain Glass
                                    Company, Inc.
Lee C. Howley
President                           Leo Weingarten
Howley and Company                  Retired

David M. Koethe
Retired, former
Chairman of the Board
The Lorain Printing
Company

Officers of LNB Bancorp, Inc.

Stanley G. Pijor                    Debra R. Brown
Chairman of the Board               Senior Vice President
                                    Branch Administration
James F. Kidd
Vice Chairman                       Sandra L. Dubell
of the Board                        Senior Vice President
                                    and Senior Lending
Gary C. Smith                       Officer
President and Chief
Executive Officer                   Michael D. Ireland
                                    Senior Vice President
Thomas P. Ryan                      Senior Operations Officer
Executive Vice President
and Secretary/Treasurer             Emma N. Mason
                                    Senior Vice President
Gregory D.                          and Senior Trust Officer
Friedman, CPA
Executive Vice President            James H. Weber
and Chief Financial                 Senior Vice President
Officer                             and Senior Marketing
                                    Officer
Kevin W. Nelson
Executive Vice President            Mitchell J. Fallis, CPA
and Chief Operating                 Vice President and
Officer                             Chief Accounting
                                    Officer

Directors Emeriti of Lorain National Bank:

James L Bardoner           T.L. Smith, M.D.      Paul T. Stack
Retired, Former            Retired Physician     Retired
President
Dorn Industries, Inc.

Directors and Officers of Charleston Insurance Agency, Inc.

Directors

Gary C. Smith                       James R. Herrick
Chairman of the Board               President
Charleston Insurance                Liberty Auto Group, Inc.
Agency, Inc.
                                    Jeffrey F. Riddell
Thomas P. Ryan                      President and Chief
President and Chief                 Executive Officer
Executive Officer                   Consumeracq, Inc. and
Charleston Insurance                Consumers Builders
Agency, Inc.                        Supply Co.

Stanley G. Pijor
Chairman of the Board
LNB Bancorp, Inc. and
Lorain National Bank

Officers

Gary C. Smith                       Gregory D.
Chairman of the Board               Friedman, CPA
                                    Vice President and
Thomas P. Ryan                      Treasurer
President and Chief
Executive Officer                   Kevin W. Nelson
                                    Secretary



(Logo) LNB
       Bancorp, Inc.
       and subsidiaries

Mail: LNB Bancorp, Inc.*457 Broadway*Lorain, Ohio 44052-1739
E-Mail: emailservices@4LNB.com*Internet:www.4LNB.com
Telephone: (440) 244-6000*Toll Free: (800) 860-1007
Telefax: (440) 244-4815*Telebanker: (440) 245-4562