Form 10-Q
period 2001-09-30
LNB BANCORP INC
filed 2001-11-14
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2001

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

Outstanding at October 25, 2001: 4,295,511 shares
Class of Common Stock: $1.00 par value

                                LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2001

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)

     Condensed Consolidated Balance Sheets                 3

     Condensed Consolidated Statements of Income           5

     Condensed Consolidated Statements                     9
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        11

   Item 2 - Management's Discussion and Analysis          17
            of Financial Condition and Results of
            Operations

   Item 3 - Quantitative and Qualitative Disclosures      24
            About Market Risk

Part II - Other Information

   Item 1 - Legal Proceedings                             25

   Item 2 - Changes in Securities                         25

   Item 3 - Defaults upon Senior Securities               25

   Item 4 - Submission of matters to a Vote of            25
            Security Holders

   Item 5 - Other Information                             25

   Item 6 - Exhibits and Reports on Form 8-K              25

   Signatures                                             26

   Exhibit Index                                          27

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            SEPTEMBER 30,  DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS           2001           2000
                                           -------------  -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                    $ 25,524,000   $ 22,011,000
Federal funds sold and short-term
 Investments                                  3,119,000      3,125,000
Securities:
 Available for sale, at fair value          109,889,000     79,518,000
 Held to maturity, at cost (fair value
  $18,331,000 and $41,819,000, respectively) 17,908,000     44,431,000
 Federal Home Loan Bank and Federal Reserve
  Bank Stock, at cost                         3,537,000      3,152,000
                                           -------------  -------------
Total Securities                            131,334,000    127,101,000
                                           -------------  -------------
Loans:
 Portfolio loans                            461,566,000    442,132,000
 Loans available for sale                     9,191,000      9,008,000
                                           -------------  -------------
Total loans                                 470,757,000    451,140,000
Reserve for loan losses                      (5,412,000)    (5,250,000)
                                           -------------  -------------
Net loans                                   465,345,000    445,883,000
                                           -------------  -------------
Bank premises and equipment, net             10,582,000     11,251,000
Intangible assets                             3,565,000      3,847,000
Accrued interest receivable                   3,392,000      4,694,000
Other assets                                  4,750,000      4,093,000
Other foreclosed assets                             -0-         98,000
                                           -------------  -------------
TOTAL ASSETS                               $647,611,000   $622,110,000
                                           =============  =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                $ 83,711,000   $ 83,093,000
 Savings and passbook accounts              240,801,000    219,618,000
 Certificates of deposit                    194,687,000    193,380,000
                                           -------------  -------------
Total deposits                              519,199,000    496,091,000
                                           -------------  -------------
Securities sold under repurchase agreements
 and other short-term borrowings             31,215,000     39,391,000
Federal Home Loan Bank advances, short-term  21,535,000     16,095,000
Federal Home Loan Bank advances, long-term    8,810,000      8,250,000
Accrued interest payable                      1,511,000      1,901,000
Accrued taxes, expenses and
 other liabilities                            4,012,000      3,857,000
                                           -------------  -------------
Total Liabilities                           586,282,000    565,585,000
                                           -------------  -------------

Shareholders' equity:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,395,511 and
   4,311,704, respectively and Shares
   outstanding 4,295,511 and 4,211,704,
   respectively                               4,397,000      4,313,000
Additional capital                           25,915,000     24,336,000
Retained earnings                            32,078,000     30,584,000
Accumulated other comprehensive income        1,839,000        192,000
Treasury Stock at cost, 100,000 shares       (2,900,000)    (2,900,000)
                                           -------------  -------------
Total Shareholders' Equity                   61,329,000     56,525,000
                                           -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $647,611,000   $622,110,000
                                           =============  =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME (UNAUDITED)                         -------------------------
                                                   2001         2000
INTEREST INCOME:                               ------------ ------------
Interest and fees on loans:
 Taxable                                        $28,619,000  $28,737,000
 Tax-exempt                                           5,000       14,000
Interest and dividends on securities:
 U.S. Government agencies and corporations        4,467,000    4,827,000
 U.S. Treasury securities                            74,000      340,000
 U.S. Government CMO's                              387,000          -0-
 States and political subdivisions                  312,000      187,000
 Other debt and equity securities                   300,000      176,000
Interest on Federal funds sold and other
 interest-bearing instruments                       126,000      171,000
                                               ------------ ------------
TOTAL INTEREST INCOME                            34,290,000   34,452,000
                                               ------------ ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           1,986,000    2,206,000
 Other deposits                                   9,636,000    9,423,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings         942,000    1,355,000
Interest on Federal Home Loan Bank advances         965,000      987,000
                                               ------------ ------------
TOTAL INTEREST EXPENSE                           13,529,000   13,971,000
                                               ------------ ------------
NET INTEREST INCOME                              20,761,000   20,481,000
Provision for loan losses                         1,350,000    1,250,000
                                               ------------ ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  19,411,000   19,231,000
                                               ------------ ------------
OTHER INCOME:
Investment and Trust Services Division income     1,723,000    1,704,000
Service charges on deposit accounts               2,558,000    2,353,000
Other service charges, exchanges and fees         2,297,000    2,072,000
Gain on sale of securities                          250,000          -0-
Gain on sale of loans                                35,000          -0-
Other operating income                              100,000       40,000
                                               ------------ ------------
TOTAL OTHER INCOME                                6,963,000    6,169,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                    8,144,000    7,754,000
Furniture and equipment expenses                  1,573,000    1,697,000
Net occupancy expense of premises                 1,143,000    1,108,000
Supplies and postage                                775,000      705,000
Ohio franchise tax                                  486,000      418,000
Credit card and merchant expenses                   943,000      821,000
Other operating expenses                          3,721,000    3,374,000
                                               ------------ ------------
TOTAL OTHER EXPENSES                             16,785,000   15,877,000
                                               ------------ ------------
INCOME BEFORE INCOME TAXES                        9,589,000    9,523,000
INCOME TAXES                                      3,235,000    3,262,000
                                               ------------ ------------
NET INCOME                                      $ 6,354,000  $ 6,261,000
                                               ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $ 1.48       $ 1.45
                                                    ======       ======
 DILUTED EARNINGS PER SHARE                         $ 1.48       $ 1.45
                                                    ======       ======
 DIVIDENDS DECLARED PER SHARE                       $  .74       $  .72
                                                    ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                   SEPTEMBER 30,
OF INCOME (UNAUDITED)                         --------------------------
                                                 2001           2000
INTEREST INCOME                               ------------  ------------
Interest and fees on loans:
 Taxable                                      $ 9,212,000   $10,086,000
 Tax-Exempt                                           -0-         4,000
Interest and dividends on securities:
 U.S. Government agencies and corporations      1,255,000     1,650,000
 U.S. Treasury securities                          17,000        80,000
 U.S. Government CMO's                            311,000           -0-
 States and political subdivisions                132,000        63,000
 Other debt and equity securities                 116,000        67,000
Interest on Federal funds sold and other
 interest-bearing instruments                      38,000        42,000
                                              ------------  ------------
TOTAL INTEREST INCOME                          11,081,000    11,992,000
                                              ------------  ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           552,000       880,000
 Other deposits                                 3,030,000     3,327,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings       306,000       523,000
Interest on Federal Home Loan Bank advances       306,000       308,000
                                              ------------  ------------
TOTAL INTEREST EXPENSE                          4,194,000     5,038,000
                                              ------------  ------------
NET INTEREST INCOME                             6,887,000     6,954,000
Provision for loan losses                         450,000       650,000
NET INTEREST INCOME AFTER PROVISION           ------------  ------------
FOR LOAN LOSSES                                 6,437,000     6,304,000
                                              ------------  ------------
OTHER INCOME:
Investment and Trust Services Division income     562,000       587,000
Service charges on deposit accounts               923,000       807,000
Other service charges, exchanges and fees         839,000       716,000
Gain on sale of securities                        170,000           -0-
Gain on sale of loans                              18,000           -0-
Other operating income                             25,000        14,000
                                              ------------  ------------
TOTAL OTHER INCOME                              2,537,000     2,124,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

OTHER EXPENSES:
Salaries and employee benefits                  2,788,000     2,649,000
Furniture and equipment expenses                  528,000       408,000
Net occupancy expense of premises                 365,000       350,000
Supplies and postage                              232,000       229,000
Ohio franchise tax                                162,000        88,000
Credit card and merchant expenses                 346,000       288,000
Other operating expenses                        1,216,000     1,125,000
                                              ------------  ------------
TOTAL OTHER EXPENSES                            5,637,000     5,137,000
                                              ------------  ------------
INCOME BEFORE INCOME TAXES                      3,337,000     3,291,000
INCOME TAXES                                    1,144,000     1,130,000
                                              ------------  ------------
NET INCOME                                    $ 2,193,000   $ 2,161,000
                                              ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                          $  .51       $  .50
                                                   ======       ======
 DILUTED EARNINGS PER SHARE                        $  .51       $  .50
                                                   ======       ======
 DIVIDENDS DECLARED PER SHARE                      $  .25       $  .25
                                                   ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS (UNAUDITED)                     -------------------------
                                                  2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:         ------------ ------------
 Interest received                            $35,351,000  $34,516,000
 Other income received                          6,526,000    6,218,000
 Interest paid                                (13,919,000) (13,759,000)
 Cash paid for salaries and
  employee benefits                            (8,637,000)  (7,557,000)
 Net occupancy expense of premises paid          (888,000)    (865,000)
 Furniture and equipment expenses paid           (540,000)    (654,000)
 Cash paid for supplies and postage              (775,000)    (705,000)
 Cash paid for other operating expenses        (3,974,000)  (4,154,000)
 Federal income taxes paid                     (3,135,000)  (3,227,000)
                                              ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES      10,009,000    9,813,000
                                              ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  available for sale                           44,990,000    8,000,000
 Proceeds from maturities of securities
  held to maturity                             28,854,000      502,000
 Purchase of securities held to maturity         (938,000)    (753,000)
 Purchase of securities available
  for sale                                    (75,616,000) (11,126,000)
 Net (increase) in loans made to customers (20,907,000) (31,442,000) Proceeds from sales of bank premises and
  equipment                                        13,000          -0-
 Purchases of bank premises, equipment
  and software, net                              (668,000)  (1,308,000)
 Proceeds from liquidation of other
  foreclosed assets                                98,000      296,000
 Purchases of other foreclosed assets                 -0-     (247,000)
                                              ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (24,174,000) (36,078,000)
                                              ------------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  noninterest-bearing deposits                    618,000    3,772,000
 Net increase in savings and passbook deposits 21,183,000   12,409,000
 Net increase in certificates of deposit        1,307,000   27,308,000
 Net increase(decrease) in securities sold
  Under repurchase agreements and other
  short-term borrowings                           824,000  (18,582,000)
 Proceeds from Federal Home Loan
  Bank advances                                11,000,000    8,000,000
 Payment on Federal Home Loan advances        (14,000,000) (10,000,000)
 Purchase of Treasury Stock                           -0-      (39,000)
 Proceeds from exercise of stock options            3,000       62,000
 Dividends paid                                (3,263,000)  (3,034,000)
NET CASH PROVIDED BY FINANCING               ------------  -----------
ACTIVITIES                                    17,672,000   19,896,000
                                              ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               3,507,000   (6,369,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       25,136,000   37,343,000
                                              ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                      $28,643,000  $30,974,000
                                              ============ ============
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                     $6,354,000    $6,261,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                1,288,000     1,286,000
   Amortization of intangible assets              283,000       298,000
   Amortization of deferred loan fees
    and costs, net                                102,000       248,000
   Provision for loan losses                    1,350,000     1,250,000
   Decrease in accrued interest receivable      1,302,000       123,000
   (Increase) in other assets                    (545,000)     (213,000)
   Increase (Decrease) in accrued interest
    payable                                      (390,000)      212,000
   Increase in accrued taxes,
    expenses and other liabilities                100,000        43,000
   Other, net                                     165,000       305,000
                                              ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $10,009,000   $ 9,813,000
                                              ============  ============

See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank), and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC., at September 30, 2001, compared to December 31, 2000, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The term "the Corporation" refers to LNB Bancorp, Inc. and its subsidiaries.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of LNB Bancorp, Inc. have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of LNB Bancorp, Inc. management, necessary for fair statement of results for the interim periods.

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

The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. EARNINGS PER SHARE

Earnings per share is calculated as follows:

                               For the 9 Months ended September 30, 2001
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,354,000

 Basic EPS
 Income available to
  common shareholders          $6,354,000        4,295,378      $1.48

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            4,078        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,354,000        4,299,456      $1.48
                               ==========        =========      =====

                               For the 9 Months ended September 30, 2000
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,261,000
 Basic EPS
 Income available to
  common shareholders          $6,261,000        4,294,587      $1.45

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            4,039        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,261,000        4,298,626      $1.45
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2001
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,193,000

 Basic EPS
 Income available to
  common shareholders          $2,193,000        4,295,491      $ .51

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            3,971        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,193,000        4,299,462      $ .51
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2000
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,161,000

 Basic EPS
 Income available to
  common shareholders          $2,161,000        4,294,977      $ .50

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            2,878        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,161,000        4,297,855      $ .50
                               ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the nine months ended
September 30, 2001 and 2000 are as follows:

                               For the nine months ended September 30,
                                    2001                2000
                               --------------------------------
Net income                      $6,354,000          $6,261,000
Other comprehensive income:
 Unrealized gain  on securities
 available for sale,
 net of tax                      1,647,000             361,000
                                -----------         -----------
Comprehensive Income            $8,001,000          $6,622,000
                                ===========         ===========
Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period,
  net of tax                    $1,812,000         $       -0-

Less reclassification adjustment
  for gains included in net income,
  net of tax of $85,000 and $-0-   165,000                 -0-
                                -----------        ------------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $1,647,000         $       -0-
                                ===========        ============
The Corporation's comprehensive income for the three months ended September 30, 2001 and 2000 are as follows:

                               For the three months ended September 30
                                    2001                2000
                               ------------------------------------
Net income                     $2,193,000          $2,161,000
Other comprehensive income:
 Unrealized gain on securities
 available for sale,
 net of tax                       822,000             520,000
                               -----------         -----------
Comprehensive Income           $3,015,000          $2,681,000
                               ===========         ===========

Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period,
  net of tax                    $  934,000         $       -0-

Less reclassification adjustment
  for gains included in net income,
  net of tax of $58,000 and $-0-   112,000                 -0-
                                -----------        ------------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $  822,000         $       -0-
                                ===========        ============

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations of those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets of the Corporation increased $25,501,000 during the first nine months of 2001, to $647,611,000. This growth was funded by increases in CheckInvest and Market Access deposit accounts and offset in part by declines in demand deposits, savings and certificates of deposit.

Total earning assets increased 4.1% to $605,210,000 at September 30, 2001 from December 31, 2000. The ratio of earning assets to total assets remained at 93.54% at December 31, 2000 and September 30, 2001. The loan to deposit ratio has decreased from 90.94% at 2000 year-end to 90.67% at September
30, 2001. Federal funds sold and short-term investments decreased by $6,000 during the first nine months of 2001.

Total securities increased $4,233,000 ending the third quarter at $131,334,000. At September 30, 2001 gross unrealized gains and (losses) in the investment securities portfolio were approximately $3,123,000 and

($74,000), respectively. The increase in the market value of the securities portfolio is due to decreases in market interest rates during 2001.

Net loans grew by $19,455,000 during the first nine months to $470,757,000 at September 30, 2001 for a 4.4% growth rate. Commercial loan growth was strong accounting for almost all of the total loan growth during the nine months ended September 30, 2001. Loan increase was supported by spring and summer home equity loan sale programs which resulted in new loans totaling over $6 million.

The reserve for loan losses ended the quarter at $5,412,000. Activity for the nine months ended September 30, 2001 included provision for loan losses of $1,350,000, recoveries of $128,000 and loan charge-offs of $1,316,000. The reserve for loan losses as a percentage of ending loans decreased .01% from 1.16% at December 31, 2000 to 1.15% at September 30, 2001. Corporate management believes that the reserve for loan losses as a percentage of loans at September 30, 2001 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained at an adequate level even though decreasing to 214.9% at September 30, 2001, from 226.6% at December 30, 2000. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at September 30, 2001.

The level of nonperforming assets increased by $201,000 during the first nine months of 2001. This increase is the result of an increase in non-accrual loans of $299,000 offset by a decrease in other foreclosed assets in the amount of $98,000. The decrease in other foreclosed assets results from the liquidation of assets. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $583,000 which have been paid off and brought current, loans charged-off in the amount of $354,000, liquidation of non-accrual loans of $369,000 and increases in nonaccrual principal balances of $1,605,000. The increase in nonaccrual loans in the first nine months of 2001 was due primarily to ten commercial loan customers, three mortgage loan customers and several personal loans, particularly in the indirect automobile loan category. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

Nonperforming assets at September 30, 2001 totaled $2,518,000, up from $2,020,000 at June 30, 2001. The third quarter increase in nonperforming assets of $498,000 resulted from loans being paid off or brought current in the amount of $257,000, loans charged-off in the amount of $71,000, liquidation of non-accrual loans of $260,000, decreases in other foreclosed assets of $19,000 and increases in nonaccrual loans of $1,105,000. The increase in nonaccrual loans in the third quarter of 2001 was due primarily to seven commercial loan customers and seventeen consumer loan customers.

The level of nonperforming assets at September 30, 2001 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands             09/30/01  06/30/01  03/31/01  12/31/00
                                 --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                      $2,518    $2,001    $1,724    $2,219
  Restructured                         0         0         0         0
  Other Foreclosed Assets              0        19       224        98
                                 --------  --------  --------  --------
Total Nonperforming Assets        $2,518    $2,020    $1,948    $2,317
                                 ========  ========  ========  ========
Reserve for loan losses
  to total nonperforming
  assets                           214.9%    257.2%    258.9%    226.6%
                                 ========  ========  ========  ========
Accruing loans past due 90 days   $    66   $   119   $   112   $   306
                                 ========  ========  ========  ========

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 2001, potential problem loans totaled $2,695,000, a decrease of $1,229,000 from the December 31, 2000 balance of $3,924,000.

The Corporation's credit policies are reviewed and modified on an on-going basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 2001, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $126,229,000 and $95,893,000 at September 30, 2001 and December
31, 2000, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program in the second and third quarters of 2001. Mortgage and commercial construction loan demand increased in the second and third quarters of 2001 as seasonal weather conditions improved and the construction season moved forward. Consumer loan demand leveled off in the first, second and third quarters of 2001.

Total deposits increased $23,108,000 during the first nine months to $519,199,000. Noninterest-bearing deposits increased to $83,711,000, at September 30, 2001 for an increase of $618,000, while interest-bearing deposits climbed to $435,488,000 for an increase of $22,490,000. Federal funds purchased and securities sold under agreements to repurchase decreased $8,176,000 during the first nine months of 2001 due to decreases in federal funds purchased balances. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments. Federal Home Loan Bank (FHLB) advances increased to $30,345,000 at September 30, 2001, up $6,000,000 from 2000 year end.

LIQUIDITY

Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demand of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of investment securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest-bearing assets as they mature or are sold. The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 2001, short-term security investments with maturities of one year or less totaled $49,431,000 which represented 37.6% of total securities. Adding cash and due from banks of $25,524,000 and Federal funds sold and short-term investments of $3,119,000, total liquid assets represented 12.1% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank of Cleveland in the amounts of $40,000,000, $28,361,000 and $18,000,000, respectively, with credit available in the amounts of $32,000,000, $28,361,000 and $18,000,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity reached an all time high of $61,329,000, at September 30, 2001, an increase of $4,804,000, or 8.5% from December 31, 2000. The increase resulted primarily from $6,354,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $3,179,000. The decrease in interest rates experienced in the first three quarters of 2001 has caused an increase in the market value of available for sale securities which resulted in an increase in shareholders' equity within accumulated other comprehensive income of $1,647,000 for the nine months ended September 30, 2001. As of September 30, 2001, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock. LNB Bancorp, Inc. purchased 97,996 of these shares in 1997 and 2,004 shares in 1998 for a total cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all
periods presented.   The Corporation's capital and leverage ratios as of
September 30, 2001 and 2000 follow together with those ratios required for the Corporation to be considered adequately capitalized .

                        September 30    Minimum Required    Minimum
                      ----------------- To Be Well          Required
                       2001       2000  Capitalized         Capital
                      ------     ------ ----------------   ----------
 Total capital ratio  12.99%     12.98%      10.00%           8.00%
 Tier I capital ratio 11.84%     11.79%       6.00%           4.00%
 Leverage ratio        8.75%      8.57%       5.00%           4.00%

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

RESULTS OF OPERATIONS

Interest and fees on loans was $28,624,000 for the first nine months of 2001 for a decrease of $127,000 when compared to the first nine months of 2000. Decreased loan income resulted from the net of increases in the loan portfolio of $19,617,000 and decreases in interest rates. Interest and dividends on securities was $5,540,000 for the first nine months of 2001 for an increase of $10,000 over the same period in 2000. Increased security income results from increases in the volume of securities and from decreases in yields on those securities. Interest and dividends on securities represented 16.2% of total interest income at September 30, 2001 compared to 16.1% at September 30, 2000. Interest on Federal funds sold and short-term investments was $126,000 at September 30, 2001 compared to $171,000 at September 30, 2000. The decrease resulted from decreases in the average balances invested in these forms of financial instruments plus decreases in interest rates.

Total interest expense decreased by $442,000 when compared to the first nine months of 2000. The interest expense decrease resulted from a decrease in interest expense on deposits of $7,000 and repurchase agreement interest of $413,000, and by decreases in Federal Home Loan Bank advances of $22,000. Also, total interest expense for the first nine months of 2001 was impacted by a net increase in deposits of $23,108,000, and by decreases in interest rates paid on savings, Market Access and certificate of deposit accounts when compared to the first nine months of 2000.

Total other income increased by $794,000 when compared to the first nine months of 2000. This increase resulted from increases in income from investment and trust services fees of $19,000, increases in service charges of $205,000 and increases in other charges, exchanges and fees of $225,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges plus increases in the volume of accounts. The Corporation reported gains on sale of investments and loans of $285,000. Other operating income increased by $60,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the nine months ended September 30, 2001 was $16,785,000, 5.7% above the first nine months of 2000. This increase was due primarily to increases in salaries and benefits, furniture and equipment expense and increases in credit card and merchant expenses. The Corporation closed the Cooper Foster Park Road Banking Center on September 30, 2001 due to the close proximity of 4 banking centers all located within 3 miles.

Along with shrinking margins, the Corporation faces potential uncontrollable increases in postage rates, F.D.I.C. deposit insurance premiums, Ohio franchise taxes and certain other operating expenses.

The effective tax rate remained reduced to 33.7% from 34.2% during the first nine months of 2001 and 2000, respectively. The rate decrease is due to the increase in investments in tax exempt securities. Net income was $6,354,000 and $6,261,000 for the nine months ended September 30, 2001 and 2000, respectively. Net income per basic and diluted share was $1.48 and $1.45 for the nine months ended September 2001 and 2000, respectively.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

On July 20, 2001, The Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A Company must adopt Statement 142 at the beginning of the fiscal year. LNB Bancorp, Inc. adopted Statement 141 as of July 1, 2001 and will adopt Statement 142 as of January 1, 2002. Management is currently analyzing the effect Statement 142 will have on our financial statements.

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented, however we anticipate the current and near term interest rate environment will continue to squeeze our net interest margin and potentially our net income during the balance of 2001 and during the first and second quarter of 2002.

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

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off - balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 2000.

With the Federal Reserve Board's recent announcements to decrease the Federal Funds rates by 400 basis points during the first nine months of 2001, the Corporation anticipates a modest decrease in the net interest margin during 2001. The amount of the decrease will be determined, in part, by any rate reductions resulting from actions of the Federal Open Market Committee.
Also, Corporate management does not anticipate any significant changes in the Corporation's market risk of interest rate risk portfolio.

Part II - OTHER INFORMATION

ITEM 1  - Legal Proceedings
     None

ITEM 2  - Changes in Securities
     None

ITEM 3  - Defaults Upon Senior Securities
     None

ITEM 4  - Submission of Matters to a Vote of Security Holders
     None

ITEM 5  - Other Information
     None

ITEM 6  - Exhibits and Reports on Form 8-K:

(3) Exhibit (3)(I) - Articles of Incorporation - Incorporated by reference to the quarterly report on Form 10-Q for the period ending September 30, 2000, as filed on November 14, 2000

     Exhibit (3)(II) - Code of Regulations - Incorporated by
     Reference to Form 8-K, as filed on January 4, 2001

(4) Exhibit (4) - Instrument Defining the Rights of Security Holders-Incorporated by reference to the LNB Bancorp, Inc. Second Amended Articles of Incorporation, included as an exhibit to the quarterly report on Form 10-Q for the period ending September 30, 2000, as filed November 14, 2000.

    (11) Exhibit (11) - Computation of Shares Used for Earnings Per Share Calculation.

    (19) Exhibit (19) - Third Quarter Report to Shareholders of LNB Bancorp, Inc., September 30, 2001 - EDGAR Version.

          There were no reports on Form 8-K filed for the nine months ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        LNB BANCORP, INC.
                                          (registrant)

Date: November 13, 2001                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President and
                                        Chief Financial Officer

Date: November 13, 2001                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

                                LNB Bancorp, Inc.
                                   Form 10-Q


                                  Exhibit Index

                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number

   (3)(I) Articles of Incorporation - Incorporated by reference to the quarterly report on Form 10-Q for the period ending September 30, 2000, as filed on November 14, 2000

(II) Code of Regulations - Incorporated by reference to Form 8-K, as filed on January 4, 2001

(4)  Instrument Defining the Rights of Security Holders-
Incorporated by reference to the LNB Bancorp, Inc. Second Amended
Articles of Incorporation, included as an exhibit to the quarterly report on Form 10-Q for the period ending September 30, 2000, as filed November 14, 2000.

    (11)    Computation of Shares Used for Earnings Per Share
            Calculations Footnote 2 Earnings Per Share on pages 13-14
               of this Form 10Q is incorporated by reference.

    (19)    Third Quarter Report to Shareholders of LNB Bancorp,
            Inc. September 30, 2001 - EDGAR Version.

                                LNB Bancorp, Inc.

                              Exhibit to Form 10 - Q

                  (For the nine months ended September 30, 2001)

                           S - K Reference Number (19)

                      Third Quarter Report to Shareholders of
                  LNB Bancorp, Inc. (dated September 30, 2001)
                                 EDGAR Version


DESCRIPTION:
Three sided pamphlet:

Outside cover: white with blue stripe across the top with two pictures of
               LNB Employees with Ohio Reads Students

Third Quarter Report
September 30, 2001

Logo: LNB
      Bancorp, Inc.
	 and subsidiaries

Inside contains:

Message to shareholders,
Unaudited EDGAR version Consolidated Balance Sheets for period ending September 30, 2001 and September 30, 2000, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Nine Months ended September 30, 2001 and September 30, 2000, respectively, Home Equity Loan makes borrowing affordable
Banking Center, ATMS, Investment Center and Subsidiary Locations

Message to Our Shareholders

It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its owned subsidiary companies following the end of the third quarter of 2001. During the third quarter of 2001, LNB Bancorp, Inc. reached a record milestone in shareholders' equity. Earnings for the first nine months of 2001 reached $6,354,000, up from $6,261,000 during the first nine months of 2000. Third quarter's earnings for 2001 reached $2,193,000 compared to $2,161,000 for the third quarter of 2000.

Numerous factors continue to restrain earnings growth during the first nine months of 2001. One continuing factor was the Federal Reserve Board's ninth consecutive interest rate cut, bringing the Fed Funds rate down a total of 400 basis or 61% from January 2001. This, combined with the asset-sensitive position of the corporation's Balance Sheet, resulted in a lower interest rate spread between the amount paid to depositors and other lenders and the rate earned on our loans and other investments. Compounding these effects were declining stock market indices, which impeded non-interest income growth during the first nine months of 2001.

Nevertheless, despite these persistent factors, LNB Bancorp, Inc., was still able to generate modest record earnings growth versus last year. We accomplished this by working hard to lower our cost of doing business through overhead rationalization and streamlining our operations to optimize efficiency, as well as to lower our cost of funding-efforts that will remain an integral part of our overall strategy in the months ahead. Economic cycles, by their nature, include both peaks and valleys and we will continue to manager our business for the opportunities accompanying the inevitable return to a more favorable economic environment.

Basic and diluted earnings per share for the first nine months of 2001 reached $1.48, a 2% increase over the $1.45 amount reported for the same period in 2000. The 2000 and 2001 per share amounts have been adjusted to reflect the 2% stock dividend of July 2, 2001. Earnings for the first nine months of 2001 were higher than a year ago because of higher net interest income and non-interest income, offset in part by higher loan loss provision and operating expenses. Increases in net interest income for the nine months of 2001 were supported by strong commercial loan growth.

Cash dividends declared per share for the first nine months of 2001 increased 3% compared to the first nine months of 2000. The year to date cash dividends declared per share in 2001 increased by $.02 to $.74 per share, up from $.72 per share in 2000.

Assets increased 4.1% to $647.6 million, as of September 30, 2001, up $21.6 million from September 30, 2000. Net loans grew by $19.6 million from one year ago to $465.4 million at September 30, 2001, for a 4% increase. Commercial loan growth was strong accounting for almost all of the total loan growth during the twelve months ended September 30, 2001.

Deposits increased 5% to $519.2 million, up $23.1 million from one year ago. Increases in Checkinvest and Market Access accounts accounted for the deposit increase. Lorain National Bank operates 21 retail branches and 28 Atms in nine local communities.

Shareholders' equity surpassed the $60 million mark for the first time in the history of LNB Bancorp, Inc. Shareholders' equity increased by $6.7 million during the twelve months ended September 30, 2001, for a 12% increase. Shareholders' equity amounted to $61.3 million or $14.28 per share at September 30, 2001 compared with $54.6 million or $12.72 per share at September 30, 2000.

We appreciate and thank you for your continuing support and look forward to addressing you after the completion of another successful year of operations.

Sincerely,

 /s/ Stanley G. Pijor  					/s/Gary C. Smith
 ---------------------  					-------------------
 Stanley G. Pijor       					Gary C. Smith
 Chairman of the Board  					President and
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

                                        Dividends       Basic Earnings
                Net Income              Per Share          Per Share
  Year     Millions of Dollars           Dollars*           Dollars*

  2001          $6,354                    $ .74            $1.48
  2000          $6,261                    $ .72            $1.45
  1999          $5,787                    $ .66            $1.34
  1998          $5,258                    $ .60            $1.23
  1997          $4,780                    $ .48            $1.10



*Adjusted for stock dividends and splits

Consolidated Balance Sheets

September 30                                         2001             2000
-----------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks. . . . . . . . . . . . .$ 25,524,000    $ 27,897,000
Federal Funds Sold and Short-Term Investments. .   3,119,000       3,077,000
Federal Home Loan Bank and Federal Reserve
 Bank Stock, at Cost . . . . . . . . . . . . . .   3,537,000       3,098,000
Securities Held to Maturity, at Cost . . . . . .  17,908,000      44,529,000
Securities Available for Sale, at Fair Value . . 109,889,000      79,193,000
Loans. . . . . . . . . . . . . . . . . . . . . . 470,757,000     449,977,000
Reserve for Loan Losses. . . . . . . . . . . . .  (5,412,000)     (5,184,000)
                                                -----------------------------
NET LOANS. . . . . . . . . . . . . . . . . . . . 465,345,000     444,793,000
                                                -----------------------------
Premises, Equipment and Intangible
 Assets, (net) . . . . . . . . . . . . . . . . .  14,147,000      15,203,000
Accrued Interest Receivable and
 Other Assets. . . . . . . . . . . . . . . . . .   8,142,000       8,197,000
                                                -----------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .$647,611,000    $625,987,000
                                                -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits . . . . . . . . . .$ 83,711,000    $ 84,426,000
Interest-Bearing Deposits. . . . . . . . . . . . 435,488,000     415,894,000
                                                -----------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . . . 519,199,000     500,320,000
                                                -----------------------------
Securities Sold under Repurchase Agreements
  and Other Short-Term Borrowings. . . . . . . .  31,215,000      33,540,000
Federal Home Loan Bank Advances. . . . . . . . .  30,345,000      32,345,000
Accrued Interest, Taxes, Expenses and
  Other Liabilities. . . . . . . . . . . . . . .   5,523,000       5,138,000
                                                -----------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . 586,282,000     571,343,000
                                                -----------------------------
Preferred Stock. . . . . . . . . . . . . . . . .         -0-             -0-
Common Stock . . . . . . . . . . . . . . . . . .   4,937,000       4,312,000
Additional Capital . . . . . . . . . . . . . . .  25,915,000      24,333,000
Retained Earnings. . . . . . . . . . . . . . . .  32,078,000      29,554,000
Accumulated Other Comprehensive (Loss) . . . . .   1,839,000        (655,000)
Treasury Stock, at Cost. . . . . . . . . . . . .  (2,900,000)     (2,900,000)
                                                -----------------------------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . .  61,329,000      54,644,000
                                                -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . .$647,611,000    $625,987,000
                                                -----------------------------

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

                              Total Shareholders
             Total Assets           Equity           Total Deposits
  Year   Millions of Dollars  Millions of Dollars  Millions of Dollars

  2001       $647.6                 $ 61.3             $519.2
  2000       $626.0                 $ 54.6             $500.3
  1999       $587.5                 $ 50.5             $475.1
  1998       $523.6                 $ 48.2             $433.3
  1997       $496.8                 $ 44.4             $422.1

Consolidated Statements of Income
Nine Months Ended September 30,                     2001          2000
---------------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans . . . . . . . . . . .$28,624,000    $28,751,000
Interest and Dividends on Securities . . . . . .  5,540,000      5,530,000
Interest on Federal Funds Sold and
 Short-term Investments. . . . . . . . . . . . .    126,000        171,000
                                                ---------------------------
TOTAL INTEREST INCOME. . . . . . . . . . . . . . 34,290,000     34,452,000
                                                ---------------------------
INTEREST EXPENSE:
Interest on Deposits . . . . . . . . . . . . . . 11,622,000     11,629,000
Interest on Securities Sold Under Repurchase
 Agreements and Other Short-term Borrowings. . .    942,000      1,355,000
Interest on Federal Home Loan Bank Advances. . .    965,000        987,000
                                                ---------------------------
TOTAL INTEREST EXPENSE . . . . . . . . . . . . . 13,529,000     13,971,000
                                                ---------------------------
NET INTEREST INCOME. . . . . . . . . . . . . . . 20,761,000     20,481,000
Provision for Loan Losses. . . . . . . . . . . .  1,350,000      1,250,000
                                                ---------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES . . . . . . . . . . . . . . . . 19,411,000     19,231,000
                                                ---------------------------
OTHER INCOME:
Investment and Trust Services Division Income. .  1,723,000      1,704,000
Fees and Service Charges . . . . . . . . . . . .  4,855,000      4,425,000
Gains From Sales of Loans,
 Securities, and Buildings . . . . . . . . . . .    285,000            -0-
Other Operating Income . . . . . . . . . . . . .    100,000         40,000
                                                ---------------------------
TOTAL OTHER INCOME . . . . . . . . . . . . . . .  6,963,000      6,169,000
                                                ---------------------------
OTHER EXPENSES:
Salaries and Employee Benefits . . . . . . . . .  8,144,000      7,754,000
Net Occupancy Expense of Premises. . . . . . . .  1,142,000      1,108,000
Furniture and Equipment Expenses . . . . . . . .  1,573,000      1,697,000
Supplies and Postage . . . . . . . . . . . . . .    775,000        705,000
Ohio Franchise Tax . . . . . . . . . . . . . . .    486,000        418,000
Other Operating Expenses . . . . . . . . . . . .  4,665,000      4,195,000
                                                ---------------------------
TOTAL OTHER EXPENSES . . . . . . . . . . . . . . 16,785,000     15,877,000
                                                ---------------------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . .  9,589,000      9,523,000
                                                ---------------------------
Income Taxes . . . . . . . . . . . . . . . . . .  3,235,000      3,262,000
                                                ---------------------------

NET INCOME . . . . . . . . . . . . . . . . . . .$ 6,354,000    $ 6,261,000
                                                ---------------------------
PER SHARE DATA:

BASIC EARNINGS PER SHARE . . . . . . . . . . . .     $ 1.48         $ 1.45
                                                ---------------------------
DILUTED EARNINGS PER SHARE . . . . . . . . . . .     $ 1.48         $ 1.45
                                                ---------------------------
DIVIDENDS DECLARED PER SHARE . . . . . . . . . .     $  .74         $  .72
                                                ===========================


Logos LNB Bancorp, Inc. and subsidiaries, LNBB NASDAQ Listed, FDIC Insured, Federal Home Loan Bank System, Equal Housing Lender

Home Equity Loan makes borrowing affordable

This fall, qualified homeowners have an opportunity to take advantage of attractive interest rates with an LNB home equity loan. The Bank's loan sale advertising prominently features the availability of a $10,000 loan for a monthly payment of just $99.

Unlike some competitors' offers, the LNB home equity loan does not require a minimum loan amount, nor does it require an automatic debit from a checking account. Lastly, the LNB home equity loan is a 15-year note and not 20 like other competitors require.

The LNB equity loan offer will be offered into the fourth quarter. For information on the LNB equity loan, call our customer service department at
(440) 989-3348.

LNB restructures West Lorain service delivery

Lorain National Bank plans to renovate and add 1,400 square feet of new customer service space to its Amherst office at 1175 Cleveland Avenue as part of a two-phase restructuring of its Amherst and west Lorain service area.

Due to close proximity of branch offices on Lorain's west side, adjacent to Amherst, the bank closed its office at 1920 cooper Foster Park Road during the third quarter. LNB provided its customers the option of banking at the soon-to-be-expanded Amherst office, 1.3 miles away, or at one of three other offices nearby, all located within three miles. Customers' accounts will not be affected by the change.

Lorain National Bank operates branch offices east of the Cooper Foster location at Lake Avenue, Oberlin Avenue and on West Park Drive, just off Route 58 on Lorain's west side. The neighboring offices each feature multi-lane drive-in banking and spacious lobbies.

The Amherst expansion will provide much-needed floor space for the well established yet growing Amherst office. The building will also receive a contemporary face-lift of its exterior. The 40-year-old office will be given a completely new architectural look, including new entryway elevations, featuring smoked-glass and anodized framing.

First Choice Checking offers rewarding package

Customers who maintain at least $10,000 in balances in deposits and certain loans are entitled to service-charge-free interest-bearing checking in LNB's First Choice Checking program.

The bank promoted First Choice Checking at all of its banking offices, involving branch merchandising posters and a sales campaign to spread the word about one of LNB's best checking product values.

The program concluded during the third quarter. The bank's LaGrange office opened more that three dozen new First Choice Checking packages during the promotion. For information on the LNB's First Choice checking account, call our customer service department at (440) 989-3348.

Back Cover:
White background with black lettering and blue stripe across top of the page

Three column format

Banking Centers, ATMs, Investment Center and Subsidiary Locations

Lorain National Bank
Lorain Banking Centers              Avon Lake Banking Center
**Main                              **Avon Lake
  457 Broadway                        240 Miller Road
  Lorain, Ohio 44052                  Avon Lake, Ohio 44012
  (440) 244-7185                      (440) 933-2186

**Sixth Street Drive-In             Elyria Banking Center
  200 Sixth Street                  **Ely Square
  Lorain, Ohio 44052                  124 Middle Avenue
  (440) 244-7242                      Elyria, Ohio 44035
                                      (440) 323-4621
**Kansas Avenue
  1604 Kansas Avenue                **Cleveland Street
  Lorain, Ohio 44052                  801 Cleveland Street
  (440) 288-9151                      Elyria, Ohio 44035
                                      (440) 365-8397
**Oberlin Avenue
  3660 Oberlin Avenue               **Lake Avenue
  Lorain, Ohio 44053                  42935 North Ridge Road
  (440) 282-9196                      Elyria Township, Ohio 44035
                                      (440) 233-7196
**Pearl Avenue
  2850 Pearl Avenue                 **Midway Mall
  Lorain, Ohio 44055                  6395 Midway Mall Blvd.
  (440) 277-1103                      Elyria, Ohio 44035
                                      (440) 324-6530
**West Park Drive
  2130 West Park Drive              **Elyria United Methodist Village
  Lorain, Ohio 44053                  807 West Avenue
  (440) 989-3131                      Elyria, Ohio 44035
                                      (440) 323-6488
Amherst Banking Center
**Amherst
  1175 Cleveland Avenue             **ATM service available wherever
  Amherst, Ohio 44001                 you see this symbol
  (440) 988-4423
                                    *Restricted to residents, their visitors
                                      and employees

Village of LaGrange Banking Center  **Cooper-Foster Park Road
**Village of LaGrange                 1920 Cooper-Foster Park Road
  546 North Center Street             Lorain, Ohio 44053
  Village of LaGrange, Ohio 44050
  (440) 355-6734                    **Dad's Sunoco
                                      7580 Leavitt Road
Oberlin Banking Centers               State Route 58
**Kendal at Oberlin*                  Amherst, Ohio 44001
  600 Kendal Drive
  Oberlin, Ohio 44074               **Fligner's Supermarket
  (440) 774-5400                      1846 Broadway
                                      Lorain, Ohio 44052
**Oberlin
  40 East College Street            **Gateway Plaza
  Oberlin, Ohio 44074                 3451 Colorado Avenue
  (440) 775-1361                      Lorain, Ohio 44052

Olmsted Township Banking Centers    **Lakeland Medical Center
**Olmsted Township                    3700 Kolbe Road
  27095 Bagley Road                   Lorain, Ohio 44053
  Olmsted Township, Ohio 44138
  (440) 235-4600                    **Lorain County Community College
                                      1005 North Abbe Road
  The Renaissance                     Elyria, Ohio 44035
  26376 John Road
  Olmsted Township, Ohio 44138      **Lowe's Home
  (440) 427-0041				   Improvement Warehouse
                                      620 Midway Boulevard
Vermilion Banking Center              Elyria, Ohio 44035
**Vermilion
  4455 East Liberty Avenue          **Mobile ATM
  Vermilion, Ohio 44089               2130 West Park Drive
  (440) 967-3124                      Lorain, Ohio 44053

Westlake Banking Centers            Other Offices
**Crossings of Westlake               Executive
  30210 Detroit Road                  457 Broadway
  Westlake, Ohio 44145                Lorain, Ohio 44052
  (440) 892-9696                      (440) 244-7123

  Westlake Village                    Branch Administration
  28550 Westlake Village Drive        457 Broadway
  Westlake, Ohio 44145                Lorain, Ohio 44052
  (440) 808-0229                      (440) 244-7253

ATMs
**Captain Larry's Marathon
  1317 State Route 60
  Vermilion, Ohio 44089

  Commercial, Consumer              All Other Offices Not Listed
  and Mortgage Loans                  Toll Free (800) 860-1007
  457 Broadway                        Lorain (440) 244-6000
  Lorain, Ohio 44052
                                    Telebanker
  Visa                                Telebanker (440) 245-4562
  2130 West Park Drive                Telebanker (800) 610-9033
  Lorain, Ohio 44053
  (440) 989-3348                    Charleston Insurance Agency, Inc.
                                      457 Broadway
  Customer Service                    Lorain, Ohio 44052
  2130 West Park Drive                (440) 244-7158
  Lorain, Ohio 44053
  (440) 989-3348                    Charleston Title Agency, LLC
  (800) 860-1007                      424 Middle Avenue
                                      Elyria, Ohio 44035
  Human Resources                     (440) 244-5212
  2130 West Park Drive
  Lorain, Ohio 44053                Internet: www.4LNB.com
  (440) 989-3139
                                    Logo: LNB
  Operations                              Bancorp, Inc.
  2130 West Park Drive                    and subsidiaries
  Lorain, Ohio 44053
  (440) 989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440) 989-3327

Investor Relations
  457 Broadway
  Lorain, Ohio 44052
  (440) 244-7317

Investment and Trust Services
  457 Broadway
  Lorain, Ohio
  (440) 244-7226

LNB Investment Center
  457 Broadway
  Lorain, Ohio 44052
  (440) 244-7158
  (800) 845-2152