Form 10-K
period 2001-12-31
LNB BANCORP INC
filed 2002-04-01
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 2001                           number 0-13203

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

     Title of Each Class            Name of Each Exchange on Which Registered
  Common Stock, Par Value $1.00             NASDAQ - National Market
           Per Share
  Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at February 28, 2002 was approximately $77,577,000.

The number of shares of Registrant's Common Stock outstanding on February 28, 2002 was 4,317,558.

              DOCUMENTS INCORPORATED BY REFERENCE



Portions of the 2001 Annual Report to Stockholders of Registrant are incorporated by reference in Parts I, II, and IV of this report. Portions of the Definitive Proxy Statement of Registrant dated March 18, 2002 (the Proxy Statement) are incorporated by reference in Part III of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                2001

                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     4
            b. Financial Information About Industry
               Segments                                            5
            c. Description of LNB Bancorp, Inc.'s Business         5
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales               10
            e. Statistical Disclosure by Bank Holding
               Companies                                          10
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                     11
                II. Investment Portfolio                          11
               III. Loan Portfolio                                14
                IV. Summary of Loan Loss Experience               19
                 V. Deposits                                      23
                VI. Return on Equity and Assets                   24
               VII. Short-Term Borrowings                         24
  Item  2   Properties                                            25
  Item  3   Legal Proceedings                                     26
  Item  4   Submission of Matters to a Vote of Shareholders       26

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           28
  Item  6   Selected Financial Data                               28
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         29
  Item 7(a) Quantitative and Qualitative Disclosures about
            Market Risk                                           29
  Item  8   Financial Statements and Supplementary Data           29
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   29
PART III
  Item 10   Directors and Executive Officers of the Registrant    29
  Item 11   Executive Compensation                                30
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        30
  Item 13   Certain Relationships and Related Transactions        32

PART IV
  Item 14   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   30

SIGNATURES                                                        32

EXHIBIT INDEX                                                     34

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

Upon the consummation of the merger on March 30, 1984, under the Plan of Reorganization, the business of the Bank is conducted by the merged Bank under the name "The Lorain National Bank." Each outstanding share of common stock of the Bank, par value $2.50, was converted into one share of LNB Bancorp, Inc. common stock, par value $2.50. A total of 904,570 shares of corporate stock were issued at the effective date of the merger. On April 8, 1989, the shareholders of the Corporation approved a two-for-one stock split, which reduced the par value to $1.25. On April 20, 1993, the shareholders of the Corporation approved a five-for-four stock split, which reduced the par value to $1.00.

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

On November 14, 2000, LNB Bancorp, Inc. filed its Second Amended Articles of Incorporation which authorized and provided the terms of 750,000 Series A Voting Preferred Shares.

LNB Bancorp, Inc. has broader powers than the Bank. These powers principally include the power to engage in certain non-banking businesses that are financial in nature, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and subsidiary companies are engaged in one line of business which is banking services. Neither of the two new subsidiaries represent a significant part of LNB Bancorp, Inc. at December 31, 2001. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation's business.

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc., (the Bancorp), is a $665 million financial holding company headquartered in Lorain, Ohio. The Bancorp is a public company whose stock is traded on The Nasdaq National Stock Market@ under the ticker symbol LNBB. Its predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, the Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. The Bancorp received its financial holding company status on March 13, 2000.

LNB Bancorp, Inc., offers life, accident and health insurance, and fixed annuity products through its wholly owned insurance subsidiary Charleston Insurance Agency, Inc.; and traditional title services through 49-percent owned subsidiary Charleston Title Agency, LLC. In addition, pursuant to an agreement between Lorain National Bank and Raymond James Financial Services, Inc., member NASD/SIPX, Raymond James offers brokerage services including stock, mutual funds and variable annuity products to Lorain National Bank customers through the LNB Investment Center.

The Lorain National Bank operates 20 retail branches and 27 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted

Township, Vermilion, and Westlake. Lorain National Bank offers a full range of bank products and services while specializing in small business, mortgage, and personal banking services, including investment management and trust services.

The Bank's commercial lending activities consist of commercial loans, working capital loans, commercial mortgage loans, construction loans, equipment loans, equipment leases, letter of credit, revolving line of credit, Small Business Administration loans, government guaranteed loans and Federal Home Loan Bank program loans.

The Bank's residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, and home equity lines of credit.

The Bank's credit card lending activities consist of Visa Lorain Lighthouse and VISA Gold cards, ATM cards, Access debit card and Bankcard Merchant services.

The Bank's range of deposit services include checking accounts, free checking, interest-bearing checking, CheckInvest accounts, savings accounts, Holiday savings, money market accounts, Market Access accounts, Fortune Fifty accounts(a Senior Citizen program), individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

Other bank services offered include safe deposit boxes, night depository,
U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, payroll direct deposit, cash management services, 24 hour telephone banking with bill paying service, internet banking, Lockbox, sweep accounts, ACH, discount brokerage services and other services tailored for both individuals and businesses. The Bank's electronic data processing department provides centralized electronic data processing services to local financial intermediaries.

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

Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $655 million to over $260.0 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions was 17.4% in 2001 and 17.4% in 2000, while ranking number two in market share in 2001 and 2000. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

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

The BHC Act restricts LNB Bancorp, Inc.'s nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. LNB Bancorp, Inc.'s banking subsidiary is subject to limitations with respect to transactions with affiliates.

The enactment of the Graham-Leach-Bliley Act of 1999 (the GLB Act) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. LNB Bancorp, Inc. and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(13) under Dividend Restrictions on page 18 of the LNB Bancorp, Inc. 2001 Annual Report. This note is incorporated herein by reference.

The Bank is subject to the provisions of the National Bank Act. The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation
(FDIC).

The Bank is also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking. However, banking laws of other states may restrict branching within the state and acquisitions or mergers involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 14 on page 19 of the LNB Bancorp, Inc. 2001 Annual Report and is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

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

Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Corporation and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by Management and no action was taken by the regulators against the Corporation or the Bank.

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to page 36 of the LNB Bancorp, Inc. 2001 Annual Report.

Employees

As of December 31, 2001, the Corporation employed 240 full-time employees and 58 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Corporation's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

The Corporation has no offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies," or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 2001 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. and B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 2001, 2000, and 1999 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 31 of the LNB Bancorp, Inc. 2001 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis.
Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2001 and 2000 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 31 of the LNB
Bancorp, Inc. 2001 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                     -----------------------------------
(Amounts in Thousands)                   2001          2000         1999
------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $  1,085     $  2,090     $ 11,075
 Securities of other U.S. Government
  agencies and corporations            105,085       76,133       64,484
 State and political subdivisions        7,260          -0-          -0-
 Equity securities                       4,198        1,295          169
------------------------------------------------------------------------
Total securities available for sale    117,628       79,518       75,728
------------------------------------------------------------------------

Securities held to maturity:
 Securities of other U.S. Government
  agencies and corporations             13,386       39,566       39,848
 States and political subdivisions       3,805        4,865        4,794
------------------------------------------------------------------------
Total securities held to maturity       17,191       44,431       44,642
------------------------------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank Stock              3,582        3,152        2,949
------------------------------------------------------------------------

Total securities                      $138,401     $127,101     $123,319
------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF SECURITIES
Maturities of securities owned by the Corporation as of December 31, 2001 are presented below at amortized cost:
                                         Maturing
                    ----------------------------------------------------
                        Within  From 1 to   From 5 to    After 10
(Amounts in Thousands)  1 year  5 years     10 years     years     Total
------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities          $ 1,080 $   -0-     $   -0-     $   -0- $  1,080
  U.S. Government
   agencies and
   corporations          9,015  57,105      13,624      27,660  107,404
  States and political
   subdivisions            463     344         544       5,894    7,245
------------------------------------------------------------------------
Total securities
 available for sale     10,558  57,449      14,168      33,554  115,729
------------------------------------------------------------------------
Securities held to
 maturity:
  U.S. Government
   agencies and
   corporations            -0-   7,007       6,379         -0-   13,386
  States and political
   subdivisions            702     486          66       2,551    3,805
------------------------------------------------------------------------
Total securities
 held to maturity          702   7,493       6,445       2,551   17,191
------------------------------------------------------------------------
Total securities       $11,260 $64,942     $20,613     $36,105 $132,920
------------------------------------------------------------------------

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
The weighted-average yield for each range of maturities of investment securities is shown below as of December 31, 2001:
                                         Maturing
                   -----------------------------------------------------
                     Within  From 1 to   From 5 to    After 10
                     1 year  5 years     10 years     years    Total
------------------------------------------------------------------------
Securities available
 for sale:
  U.S. Treasury
   securities         6.43%     0.00%      0.00%        0.00%    6.43%
  U.S. Government
   agencies and
   corporations       5.87      5.32       6.04         5.36     5.47
  States and
   political
   subdivisions (1)   4.08      6.01       6.40         7.04     6.75
------------------------------------------------------------------------
Total securities
 available for sale   5.85      5.32       6.05         5.42     5.49
------------------------------------------------------------------------
Securities held to
 maturity:
  U.S. Government
   agencies and
   corporations       0.00      5.79       5.49         0.00     5.65
  States and
   political
   subdivisions (1)   7.13      7.49       8.87         7.74     7.62
------------------------------------------------------------------------
Total securities
 held to maturity     7.13      5.90       5.52         7.74     6.09
------------------------------------------------------------------------
Total securities      5.93%     5.39%      5.88%        5.57%    5.57%


1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 35% statutory Federal income tax rate.

C. Excluding those holdings of the securities portfolio in U.S. Treasury Securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 2001.

III. LOAN PORTFOLIO

A. The following table summarizes the distribution of the loan portfolio:

                                          December 31,
                     ---------------------------------------------------
(Amounts in Thousands)   2001       2000      1999       1998      1997
------------------------------------------------------------------------
Commercial           $219,511   $186,866  $157,897   $124,875  $120,892
Mortgage              158,221    157,575   152,825    147,651   142,223
Installment            57,886     69,821    74,682     65,793    37,250
Home equity lines      37,008     31,662    29,001     26,478    25,514
Credit cards            4,862      5,216     5,111      5,069     5,152
------------------------------------------------------------------------
TOTAL LOANS           477,488    451,140   419,516    369,866   331,031
Reserve for loan
  Losses               (5,890)    (5,250)   (4,667)    (3,483)   (4,168)
------------------------------------------------------------------------
NET LOANS            $471,598   $445,890  $414,849   $366,383  $326,863
========================================================================

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 2001

(Amounts in Thousands)                           2001
---------------------------------------------------------
Maturing and repricing in one year or less    $215,088
Maturing and repricing after one year
 but within five years                           4,066
Maturing and repricing beyond five years           357
---------------------------------------------------------
TOTAL COMMERCIAL LOANS                        $219,511
=========================================================
Loans repricing beyond one year:
 Fixed rate                                   $    937
 Variable rate                                   3,486
---------------------------------------------------------
TOTAL                                         $  4,423
=========================================================

C. RISK ELEMENTS

A summary of nonaccrual, restructured loans, other foreclosed assets, accruing loans past due 90 days, and potential problem loans at December 31, follows:

(Amounts in Thousands)      2001    2000    1999    1998    1997
-----------------------------------------------------------------
  Nonaccrual loans:
   Real estate loans      $1,152  $1,652  $  816  $  980  $  383
   Commercial loans           51     378      42      54      42
   Consumer loans            113     189     385      53       0
-----------------------------------------------------------------
  Total nonaccrual loans   1,316   2,219   1,243   1,087     425
   Restructured loans          0       0       0       0       0
   Other Foreclosed Assets   123      98      96   1,400      90
-----------------------------------------------------------------
  Total nonperforming
   assets                 $1,439  $2,317  $1,339  $2,847  $  515
-----------------------------------------------------------------
 Reserve for loan losses
  to nonperforming assets 409.3%  226.6%  348.5%  140.1%  809.3%
=================================================================
  Accruing loans past due
    90 days               $  149  $  306  $  555  $  213  $  461
  Potential problem
   loans                  $8,579  $3,924  $4,348  $2,941  $8,764
=================================================================

(1) The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga, Erie and Huron.

Nonperforming assets consist of nonaccrual loans, loans which have been restructured, and other foreclosed assets. Nonaccrual loans are loans which are 90 days past due and with respect to which, in Management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans are classified as restructured when, due to the deterioration of a customer's financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.

The level of nonperforming assets increased during 1998 due to one significant commercial loan credit of $1,300,000, placed in other foreclosed assets at December 31, 1998, and subsequently liquidated for $1,300,000 in January of 1999. The level of nonperforming assets increased $978,000 during 2000. This increase is the result of a net increase in nonaccrual loans of $976,000 plus increases in other foreclosed assets in the amount of $2,000.

During 2001, non-accrual loans decreased due to decreases in commercial, mortgage and indirect automobile credits placed on non-accrual status. The reserve for loan loss coverage to total nonperforming assets increased from
1.4 times at 1998 year end to 3.5 times at 1999 year end while decreasing to
2.3 times at 2000 year end, and increased to 4.1 times at year-end 2001. This ratio increased in 2001 from the net of: decreases in nonperforming assets in the amount of $878,000 and increases in the loan loss reserve of $640,000.

The level of nonperforming assets decreased by $878,000 during 2001. This decrease is the result of a decrease in nonaccrual loans of $903,000 offset by an increase in other foreclosed assets in the amount of $25,000. The increase in other foreclosed assets relates to the net of: decreases in the amount of $65,000 of repossessions of motor vehicles during 2001, plus an increase of $90,000 in other real estate owned. The decrease in nonaccrual loans is due to decreases in nonaccrual principal balances of $1,680,000 which have been paid off and brought current, loans charged-off in the amount of $641,000, liquidation of nonaccrual loans of $478,000 and increases in nonaccrual principal balances of $1,896,000. The decrease in nonaccrual loans in 2001 was due primarily to commercial loan customers bringing credits current.

It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection.





In addition to the nonperforming assets classified above, the loan review committee identifies accruing loans past due 90 days plus potential problem loans. These loans are closely monitored by the loan review committee to assess the borrowers' ability to comply with the terms of the loans. Management's year-end review of these loans indicated that a charge to the reserve for loan losses or classification to nonperforming status was not warranted. Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection.

(2) Potential Problem Loans - As shown in the table on page 15 of Form 10-K, at December 31, 2001, there are approximately $8,579,000 of loans identified on Management's watch list which includes both loans which Management has some concern as to the borrowers' ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

At December 31, 2001, potential problem loans totaled $8,579,000, an increase of $4,655,000 from one year ago. The net increase in potential problem loans is mainly due to nine small to medium commercial credits plus one large commercial credit added during 2001 in the amount of $5,950,000 less the liquidation of three large commercial credits in the amount of $1,680,000 and some small commercial credits. Potential problem loans at December 31, 2001 are primarily comprised of fourteen commercial credits that the Bank is reviewing. Another $1,400,000 of these loans relates to the extension of credits to a recreational entertainment center. Another $660,000 of the potential problem loans relates to the extension of credit to a retail beverage store. About $4,263,000 in potential problem loans relates to credit extended to a manufacturing company. Another $632,000 of these loans relates to the extension of credits to a retail furniture store. Another $768,000 of these credits relates to the extension of credit to a concrete company. These credits are being monitored by Management. Management does not anticipate any charge-offs relative to these potential problem loans. The potential problem loans in 2000, and 1999 remained at a relatively moderate level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 2001, 2000 or 1999.

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

Credit risk is managed through the bank's loan loss review policy which provides loan department officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 2001, there were no significant concentrations of credit risk in the loan portfolio.

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

Also see Note (20) of the "Notes to Consolidated Financial Statements" which appears on page 23 of the LNB Bancorp, Inc. 2001 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 2001, there are no other interest-bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $123,000 and $98,000 in Other Foreclosed Assets at December 31, 2001, and 2000, respectively.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
The following table summarizes activity relating to the Reserve for
Loan Losses:
                                          December 31,
                          -------------------------------------------
(Amounts in Thousands)      2001     2000     1999     1998     1997
---------------------------------------------------------------------
BALANCE AT BEGINNING
 OF YEAR                 $ 5,250  $ 4,667  $ 3,483  $ 4,168  $ 4,116
Charge-offs:
 Commercial                 (490)     (25)     (23)  (3,060)    (190)
 Real Estate                 (26)     (59)    (359)    (147)    (359)
 Consumer                 (1,223)  (1,249)    (668)    (384)    (300)
----------------------------------------------------------------------
  Total charge-offs       (1,739)  (1,333)  (1,050)  (3,591)    (849)
Recoveries:
 Commercial                   64       14       23       29        7
 Real Estate                  14        9      108       71       72
 Consumer                    101      193      103       81       72
----------------------------------------------------------------------
  Total recoveries           179      216      234      181      151
----------------------------------------------------------------------
Net charge-offs           (1,560)  (1,117)    (816)  (3,410)    (698)
----------------------------------------------------------------------
PROVISION FOR LOAN
 LOSSES                    2,200    1,700    2,000    2,725      750
----------------------------------------------------------------------
BALANCE AT END OF YEAR   $ 5,890  $ 5,250  $ 4,667  $ 3,483  $ 4,168
======================================================================

ANALYTICAL DATA
BALANCES:
 Average total loans    $460,757 $437,593 $403,388 $346,161 $315,215
 Total loans at year
  ended                  477,488  451,140  419,516  369,866  331,031
 Net charge-offs           1,560    1,117      816    3,410      698
Provision for loan
  losses                   2,200    1,700    2,000    2,725      750
Reserve for loan
  losses at year ended     5,890    5,250    4,667    3,483    4,168
RATIOS:
Net charge-offs to:
 Average total loans        0.34%    0.26%    0.20%    0.99%    0.22%
 Total loans at year
  ended                     0.33     0.25     0.19     0.92     0.21
 Provision for loan
  losses                   70.91    65.71    40.80   125.14    93.07
 Reserve for loan losses   26.49    21.28    17.48    97.90    16.75

Reserve for loan losses
 to:
 Average total loans        1.28     1.20     1.16     1.01     1.32
 Total loans at year
  ended                     1.23     1.16     1.11      .94     1.26

The amount of 2001 net charge-offs resulted primarily from net charge-offs of consumer indirect automobile credits and commercial credits. The 2001 higher provision for loan losses charged to expense resulted from the net of increases in net charge-offs and changes in the portfolio mix of loans compared to historical levels of charge-offs. Net charge-offs for 2001 showed continued high charge-offs of consumer loans due to consumer indirect automobile loans booked in late 1999 and early 2000. This was anticipated and reserved for as of December 31, 2000.

The Bank's policy is to maintain the reserve for loan losses at a level considered by Management to be adequate for probable future losses. The evaluation performed by the Loan Review Committee is based upon a continuous review of delinquency trends; the amount of nonperforming loans (nonaccrual and restructured); loans past due 90 days or more and potential problem loans; historical and present trends in loans charged-off; changes in the composition and level of various loan categories; and current economic conditions.

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Loan Losses on page 19 of the Form 10-K are presented in the following table:

(Amounts in Thousands)      2001     2000    1999    1998    1997
------------------------------------------------------------------
  Commercial              $  426   $   11  $  -0-   3,031    $183
  Real estate                 12       50     251      76     287
  Consumer                 1,122    1,056     565     303     228
------------------------------------------------------------------
  Total net charge-offs   $1,560   $1,117  $  816  $3,410    $698
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

 (Amounts in Thousands)       2001    2000    1999    1998   1997
 ----------------------------------------------------------------
  Commercial                $3,750  $2,729  $1,803  $1,398 $2,404
  Real estate                  363     338     530     500    733
  Consumer                   1,351   1,738   1,236     704    515
  Off-balance sheet risk       113     150     150     125    200
  Unallocated                  313     295     948     756    316
------------------------------------------------------------------
  TOTAL                     $5,890  $5,250  $4,667  $3,483 $4,168
==================================================================

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 2001 provision for loan losses was greater than net charge-offs by $640,000. The 2000 provision for loan losses was greater than net charge-offs by $583,000. The 1999 provision for loan losses was greater than net charge-offs by $1,184,000. The allocated portion of the reserve for loan losses has changed during 1997 through 2001 due to the loan portfolio mix. The Bank allocates a portion of the reserve for loan losses to off-balance sheet risks which consist primarily of commitments to extend credit. The allocated portion of the reserve to consumer loans decreased in 2001 due to a run off of indirect automobile loans and their related credit risk. The allocated portion of commercial loans increased in 2001 and 2000 due to credit risk increases in 2001 and 2000.

The following table shows the percentage of loans in each category to total loans at year end:

                    2001     2000     1999     1998    1997
-------------------------------------------------------------
 Commercial         46.0%    41.4%    37.7%    33.8%   36.5%
 Real estate        33.1     34.9     36.4     39.9    43.0
 Consumer           20.9     23.7     25.9     26.3    20.5
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------
The loan portfolio mix has shifted during the past five years. Commercial loans as a percent of total loans grew from 1997 through 2001 with a related decrease in mortgage loans. During 1998, consumer loans increased by 5.8% with a related decrease in commercial loans of 2.7% and real estate loans of 3.1%. During 1999, the commercial loans as a percentage of total loans increased by 3.9% with a corresponding decrease in consumer loans by 0.4% and real estate loans decreased by 3.5%. During 2000, the commercial loans as a percentage of total loans increased by 3.7%, real estate loans decreased 1.5% and consumer loans decreased by 2.2%. During 2001, the commercial loans as a percentage of total loans increased by 4.6%, real estate loans decreased 1.8% and consumer loans decreased by 2.8%.

The consumer loan portfolio is running off slightly due to the lack of quality indirect automobile paper. Commercial loans experienced strong growth during 2001. This is the result of increased demand and not reduced credit standards. Commercial loans pending approval are at a good level at year end 2001.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.
                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         2001           2000         1999
----------------------------------------------------------------
Demand deposits            $ 81,097       $ 81,221     $ 81,348
NOW accounts                 57,736         54,332       55,145
Money market accounts        14,949         13,385       17,355
Market access accounts       68,449         33,464        6,646
Savings deposits             93,272        101,276      107,654
Time deposits               195,656        205,877      195,563
----------------------------------------------------------------
Total                      $511,159       $489,555     $463,711
================================================================

AVERAGE RATES PAID ON DEPOSITS

The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
                                  Years ended December 31,
                       ----------------------------------------
                         2001           2000          1999
---------------------------------------------------------------
NOW accounts             1.08%          1.19%         1.19%
Money market accounts    3.06           2.06          2.05
Market access accounts   3.62           5.44          4.50
Savings deposits         1.35           1.97          1.98
Time deposits            5.01           5.47          4.81
                       ========================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2001.

Maturing within 3 months             $ 51,135
After 3 but within 6 months            33,740
After 6 but within 12 months           36,387
After 12 months                        56,011
----------------------------------------------
Total                                $177,273
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key operating ratios for the years ended
December 31, 2001, 2000, 1999, 1998 and 1997 is presented in the tabular form below.

    December 31,            2001    2000    1999    1998    1997
----------------------------------------------------------------
Return on average assets    1.35%   1.39%   1.33%   1.34%   1.41%
Return on average equity   14.36   15.83   15.29   14.46   14.51
Dividend payout ratio      50.96   49.72   49.65   52.00   45.26

Average equity to
 average assets             9.39    8.77    8.67    9.27    9.70
Net interest margin         4.73    4.85    4.88    5.17    5.20

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended
December 31, 2001, 2000 and 1999 appears on page 16 of the LNB Bancorp, Inc. 2001 Annual Report under footnote (10) "Securities Sold Under Repurchase Agreements and Other Short-Term Borrowings" and footnote (11) Federal Home Loan Bank Advances, short-term and is incorporated herein by reference.

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

There is no outstanding mortgage debt on any of the properties which the bank owns. Listed below are the branches/customer service facilities of the Bank and their locations:

 Main Office                     457 Broadway, Lorain
 Vermilion Office                4455 Liberty Avenue, Vermilion
 Amherst Office                  1175 Cleveland Avenue, Amherst
 Lake Avenue Office              42935 North Ridge Road, Elyria Township
 Avon Lake Office                240 Miller Road, Avon Lake
 Kansas Avenue Office            1604 Kansas Avenue, Lorain
 Sixth Street Drive-In Office    200 Sixth Street, Lorain
 Pearl Avenue Office             2850 Pearl Avenue, Lorain
 Oberlin Office                  40 East College Street, Oberlin
 West Park Drive Office          2130 West Park Drive, Lorain
 Ely Square Office               124 Middle Avenue, Elyria
 Cleveland Street Office         801 Cleveland Street, Elyria
 Oberlin Avenue Office           3660 Oberlin Avenue, Lorain
 Olmsted Township Office         27095 Bagley Road, Olmsted Township
 Westlake Office                 30210 Detroit Road, Westlake
 Kendal at Oberlin Office        600 Kendal Drive, Oberlin
 The Renaissance Office          26376 John Road, Olmsted Township
 Westlake Village Office         28550 Westlake Village Drive, Westlake
 Cooper Foster Park Road
  ATM Facility                   1920 Cooper Foster Park Road, Lorain
 Midway Mall Office              6395 Midway Mall, Elyria
 Village of LaGrange Office      546 North Center Street, LaGrange
 Computer Operations Center      2130 West Park Drive, Lorain
 Maintenance Building            2140 West Park Drive, Lorain
 Purchasing Building             2150 West Park Drive, Lorain
 Professional Development Center 521 Broadway, Lorain

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

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiaries is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001 there were no matters submitted to a vote of security holders.

Pursuant to Form 10-M, General Instruction G(3), the following information is included as additional item in Part I:

EXECUTIVE OFFICERS OF THE REGISTRANT
                     CURRENT POSITION AND                   EXECUTIVE
                     PRINCIPAL OCCUPATION                    OFFICER
NAME(AGE)            DURING PAST 5 YEARS                      SINCE

Debra R. Brown       Senior Vice President,(1999 to present)   1999
(43)                 Branch Administration
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Vice President (1997 - 1999)
                     Lorain National Bank

Robert Cox           Senior Vice President Sales (2001 to       2001
(46)                 LNB Bancorp, Inc. and        present)
                     The Lorain National Bank
                     Vice President (1999 - 2000)
                     Sales Coordinator (1998 - 1999)
                     Vice President and (1997- 1998)
                     Area Sales Manager
                     KeyBank

Sandra L. Dubell     Senior Vice President and                 1997
(56)                 Senior Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Mitchell J. Fallis   Vice President and                        1996
(47)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Executive Vice President and              1990
(51)                 Chief Financial Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President and                 1987
(55)                 Senior Operations Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank


James W. Manning     Director of Audit (2001 to present)       2001
(54)                 LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Vice President and (2000 - 2001)
                     Senior Risk Manager
                     KeyCorp, Inc.
                     Vice President and (1998 - 2000)
                     Senior Internal Auditor
                     Carolina First Bank
                     Vice President (1997 - 1998)
                     Regional Audit Director
                     PNC Bank Corporation

Emma N. Mason        Senior Vice President and                 1987
(64)                 Senior Trust Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Carol A. Mesko       Vice President (1999 to present)          2001
(56)                 Human Resources
                     The Lorain National Bank
                     Assistant Vice President (1997 - 1999)
                     Human Resources
                     The Lorain National Bank

Kevin W. Nelson      Executive Vice President and              2000
(37)                 Chief Operating Officer (2000 to present)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Division President (1998 - 2000)
                     Bankfirst National and
                     Bankfirst Ohio Corp.
                     President and
                     Chief Executive Officer (1998)
                     Bellbrook Community Bank and
                     Bankfirst Ohio Corp.
                     Senior Vice President and

                     Senior Lending Officer (1997 - 1998)
                     Bellbrook Community Bank and
                     Bankfirst Ohio Corp.

Gary C. Smith        President and                             1999
(54)                 Chief Executive Officer (2000 to present)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Chairman of the Board
                     Charleston Insurance Agency, Inc.
                     First Executive Vice President
                     (1999 - 2000)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Division President (1997 - 1999)
                     First National Bank of Zanesville

James H. Weber       Senior Vice President and                 1987
(55)                 Senior Marketing Officer
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Thomas P. Ryan, formerly an Executive Vice President, retired as an officer and employee of the registrant on December 31, 2001.

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on the inside front flap of the LNB Bancorp, Inc. 2001 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,180 as of February 28, 2002. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 27 of the LNB Bancorp, Inc. 2001 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 29 - 36 of the LNB Bancorp, Inc. 2001 Annual Report. Also, see Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 34 - 35 of the LNB
     Bancorp, Inc. 2001 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors' Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 2001 Annual Report (Appendix 13), pages 6 through 25. The supplementary financial information specified by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 26 of the LNB Bancorp, Inc. 2001 Annual Report.

   Consolidated Balance Sheets as of December 31, 2001 and 2000

   Consolidated Statements of Income
    for the Years Ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

   Notes to Consolidated Financial Statements
    December 31, 2001, 2000 and 1999

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

         None

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of the Corporation is set forth in Part I in accordance with General Instruction G(3), pursuant to

Instruction 3 to Item 401(b) of Regulation S-K. Other information responding to Item 10 is included in the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 16, 2002, dated March 18, 2002, under the caption "Election of Directors" and is incorporated herein by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated March 18, 2002.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to Instruction G, the information required by this item is incorporated by reference to Form DEF 14.A filed by LNB Bancorp, Inc., dated March 18, 2002, from the caption titled "Executive Compensation and Other Information" on pages 9 through 16 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 16, 2002, dated March 18, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 3 and 4 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 16, 2002, dated March 18, 2002, relating to "Ownership of Voting Shares" is incorporated herein by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated March 18, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G, the information required by this item is incorporated by reference to Form DEF 14.A filed by LNB Bancorp, Inc. dated March 18, 2002, from the caption titled "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" on pages 16 and 18 of the Proxy Statement of LNB Bancorp, Inc. and Notice for the Annual Meeting of Shareholders on April 16, 2002, dated March 18, 2002.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent
Auditors' Report, dated January 22, 2002, appear on pages 6 through 25 of the LNB Bancorp, Inc. 2001 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 2001 and 2000

         Consolidated Statements of Income for the Years Ended
           December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements for the Years
           Ended December 31, 2001, 2000 and 1999

         Report of Management

         Report of Independent Auditors

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 34 of this Form 10-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the 4th quarter of the year-ended December 31, 2001.

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 34 of this Form 10-K.

(d) See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/Gregory D. Friedman
                                       ------------------------
                                       Gregory D. Friedman
                                       Executive Vice President,
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Daniel P. Batista          DIRECTOR        March 29, 2002
-----------------------
Daniel P. Batista

/s/Robert M. Campana          DIRECTOR        March 29, 2002
-----------------------
Robert M. Campana

/s/Terry D. Goode             DIRECTOR        March 29, 2002
-----------------------
Terry D. Goode

/s/Wellsley O. Gray           DIRECTOR        March 29, 2002
-----------------------
Wellsley O. Gray

/s/James R. Herrick           DIRECTOR        March 29, 2002
-----------------------
James R. Herrick

/s/Lee C. Howley              DIRECTOR        March 29, 2002
-----------------------
Lee C. Howley

/s/David M. Koethe            DIRECTOR        March 29, 2002
-----------------------
David M. Koethe

/s/Benjamin G. Norton         DIRECTOR        March 29, 2002
-----------------------
Benjamin G. Norton

/s/Jeffrey F. Riddell         DIRECTOR        March 29, 2002
-----------------------
Jeffrey F. Riddell

/s/Thomas P. Ryan             DIRECTOR        March 29, 2002
-----------------------
Thomas P. Ryan

/s/John W. Schaeffer, M.D.    DIRECTOR        March 29, 2002
-----------------------
John W. Schaeffer, M.D.

/s/Eugene M. Sofranko         DIRECTOR        March 29, 2002
-----------------------
Eugene M. Sofranko

ABSENT - EXCUSED              DIRECTOR        March 29, 2002
-----------------------
Leo Weingarten

/s/Stanley G. Pijor       CHAIRMAN OF THE     March 29, 2002
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

/s/James F. Kidd          VICE CHAIRMAN OF    March 29, 2002
-----------------------   THE BOARD AND
James F. Kidd             DIRECTOR

/s/Gary C. Smith          PRESIDENT AND       March 29, 2002
-----------------------   CHIEF EXECUTIVE
Gary C. Smith             OFFICER AND
                          DIRECTOR

                          EXECUTIVE VICE
/s/Gregory D. Friedman    PRESIDENT AND       March 29, 2002
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman,CPA   OFFICER

/s/Mitchell J. Fallis     VICE PRESIDENT AND  March 29, 2002
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis,CPA    OFFICER

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

   (10)    Material Contracts

(a)Restated and Amended (to conform with specific        39
Employment Benefit Plans and Provisions)
Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000.

(b)Restated and Amended (to conform with specific        58
Employment Benefit Plans and Provisions)
Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000.

(c)Restated and Amended (to conform with specific        77
Employment Benefit Plans and Provisions)
Employment Agreement by and between Gregory D.
Friedman and LNB Bancorp, Inc, and The Lorain National
Bank dated December 22, 2000.

           (d)Supplemental Retirement Benefits Agreement by and     N/A
           between Gary C. Smith and LNB Bancorp, Inc, and The
           Lorain National Bank dated December 22, 2000.
           Previously filed as Exhibit (10a) to Annual Report
           Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000, and incorporated herein by reference.

           (e)Supplemental Retirement Benefits Agreement by and     N/A

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (f)Supplemental Retirement Benefits Agreement by and     N/A
           between Gregory D. Friedman and LNB Bancorp, Inc. and
           The Lorain National Bank dated December 22, 2000.
           Previously filed as Exhibit (10c) to Annual Report
           Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (g)Non-qualified Incentive Stock Option Agreement by     N/A
           and between Gary C. Smith and LNB Bancorp, Inc. dated
           December 15, 2000. Previously filed as Exhibit (10d) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (h) Rights Agreement between LNB Bancorp, Inc. and       N/A
           Registrar and Transfer Company dated October 24, 2000.
           Previously filed as Exhibit 1 to Form 8-A (Commission
           File No. 0-13203) filed November 11, 2000, and incorporated herein by reference.

           (i)Employment Agreement by and between Kevin W. Nelson   N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1999, and incorporated herein by reference.

           (j)Incentive Stock Option Agreement by and between        N/A
           Kevin W. Nelson and LNB Bancorp, Inc. dated February 13, 2000. Previously filed as Exhibit (10b) to Annual
           Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999 and incorporated herein by reference.

           (k)Amended Supplemental Retirement Agreement by and       N/A
           between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Exhibit

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference.

           (l)Employment Agreement by and between Gary C. Smith      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (m)Incentive Stock Option Agreement by and between        N/A
           Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Exhibit (10b) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (n)Amended Employment Agreement by and between James F.   N/A
           Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (o) Amended Employment Agreement by and between Thomas    N/A
           P. Ryan and LNB Bancorp, Inc. and The Lorain National
           Bank dated March 3, 1999.  Previously filed as Exhibit
           (10d) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (p) Branch Purchase and Assumption Agreement by and       N/A
           between KeyBank National Association and the Lorain
           National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.

           (q)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly
           Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (r)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit(10b) to Quarterly
           Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (s)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Exhibit (10c) to
           Quarterly Report on Form 10-Q (Commission File No.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (t)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (u)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10b) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (v)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Exhibit (10) to
           Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (w)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (x)Employment Agreement by and between Lorain National    N/A
           Bank and Stanley G. Pijor dated December 31, 1987.
           Previously filed as Exhibit (10) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended
           December 31, 1987 and incorporated herein by reference.

           (y)The Lorain National Bank 1985 Incentive Stock Option   N/A
           Plan dated April 16, 1985.  Previously filed as Exhibit
           (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

           (z)Agreement To Join In The Filing of Consolidated       N/A
           Federal Income Tax Returns between LNB Bancorp, Inc.
           and The Lorain National Bank dated December 15, 1986.
           Previously filed as Exhibit (10) to Annual Report on
           Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.

   (11)    Statements re: Computation of Per Share Earnings.         96

   (13)    LNB Bancorp, Inc. 2001 Annual Report to Shareholders.     97

   (21)    Subsidiaries of LNB Bancorp, Inc.                        220

   (23)    Consent of Independent Accountants.                      230

  (99.1) Annual report on Form 10-K/A of The Lorain National Bank N/A Employee Stock Ownership Plan (registration number
           33-65034) for the plan year ended December 31, 2001 to be filed as an amendment to this annual report on Form 10-K.

  (99.2) Annual report on Form 10-K/A of The Lorain National Bank N/A Stock Purchase Plan (registration number 33-65034) for the plan year ended December 31, 2001 to be filed as an amendment to this annual report on Form 10-K.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2001)

                     S - K Reference Number (10a)

Restated and Amended (to conform with specific
Employment Benefit Plans and Provisions)
Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank
           dated December 22, 2000.

                              GARY C. SMITH

                           EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), made at Lorain, Ohio, as of the 22nd day of December, 2000, by and among GARY C. SMITH, herein referenced as "Employee", and LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a banking organization organized and existing under the laws of the United States of America), which together with their respective successors and assigns are collectively herein referenced as "Employer", is to EVIDENCE THAT:

     WHEREAS Employer desires to secure and retain the employment services of Employee as its President and Chief Executive Officer, and Employee desires to accept employment as Employer's President and Chief Executive Officer; and

     WHEREAS, but for Employee's promises made in this Agreement, especially in Section 8, Employer would not employ Employee under the terms and conditions of this Agreement and, therefore, expressly to induce Employer to execute this Agreement, Employee represents that Employee fully understands and accepts the restrictive covenants in Section 8 and agrees to be bound thereby;

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein, Employer and Employee (collectively the "Parties" and individually a "Party") hereby agree as follows:

     1.   Employment and Term.

          1.1 Employee will render management services to Employer in the capacity as Employer's President and Chief Executive Officer for the term of this Agreement (herein called the "Agreement Term") commencing December 22, 2000, and continuing thereafter until terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7.

          1.2 Employee will devote Employee's full business-time and best efforts to performing conscientiously, faithfully and loyally all duties:
(i) required of Employee by virtue of Employee's position as Employer's President and Chief Executive Officer, (ii) set forth in Employer's Code of Regulations, Bylaws and policies as adopted by Employer's Board of Directors, and (iii) assigned or delegated to Employee by Employer's Chairman of the Board of Directors.

           1.3 Except as otherwise expressly provided herein, this Agreement represents the entire agreement between Employee and Employer regarding Employee's employment by Employer.

           1.4 Except as otherwise expressly provided herein, this Agreement may be changed or amended only by a written document which is clearly designated as an amendment to this specific Agreement and only if such document is signed by all Parties.

           1.5 No action by any Party and no refusal or neglect of any Party to exercise a right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision(s) of this Agreement and unless such document is signed by all Parties.

     2.   Compensation.

          2.1 In consideration for the services rendered by Employee as President and Chief Executive Officer, Employer agrees to pay Employee a basic salary (herein called the "Basic Salary") equal to the sum of Two Hundred Thousand Dollars ($200,000.00) for each twelve (12) consecutive monthly period (a "Contract Year") of the Agreement Term. The Basic Salary shall be payable in twenty-six (26) equal bi-weekly payments and prorated if the Agreement Term is terminated prior to the completion of any Contract Year.

          2.2 As additional consideration for Employee's services performed hereunder, Employee may (but shall not be entitled to) receive a discretionary bonus from time to time. Such bonus (and Employee's eligibility therefor) shall be determined by Employer's Board of Directors in its sole discretion.

          2.3 There shall be an annual review of Employee's performance and compensation by Employer's Board of Directors (or a committee thereof). The annual review shall occur not less than sixty (60) days prior to the end of Employer's fiscal year for the express purpose of reviewing the current fiscal year's performance of Employee. Any change in compensation as a result of the annual review shall immediately act as an amendment of Section
2.1 above, effective as of the date of the compensation change.

          2.4 The obligations of Employer to pay Employee's Basic Salary, bonuses (if any), and other benefits under this Agreement are expressly conditioned upon Employee's continued and faithful performance of and adherence to each and every material promise, duty and obligation assigned to or made by Employee under this Agreement.

     3.   Vacations and Time-Off.

          3.1 Employee shall be entitled to twenty-seven (27) working days of compensated vacation for each Contract Year, pursuant to the terms and conditions of Employer's vacation time-off policy (as may be periodically changed in Employer's sole discretion), to be taken at times as mutually agreed in advance between Employee and Employer's Chairman of the Board of Directors.

          3.2 Except as may be periodically changed in Employer's sole discretion, all vacation time-off shall be non-cumulative if not taken within the Contract Year or within the first quarter of the succeeding Contract Year; provided, however, that unused vacation time may be redeemed as compensation pursuant to the terms and conditions of Employer's vacation time-off policy.

          3.3 Employee's vacation time-off may be increased by Employer in its sole discretion.

          3.4 Employee shall be permitted additional time-off to attend professional meetings, seminars, and conventions and to satisfy professional educational and licensure requirements as have been mutually agreed upon between Employee and Employer's Chairman of the Board of Directors. Attendance at such approved meetings, seminars, and conventions and accomplishment of approved professional educational and licensure requirements shall be fully compensated and shall not be considered vacation. Employer shall reimburse Employee for all reasonable expenses incurred by Employee incident to attendance at approved professional meetings, seminars and conventions and such reasonable entertainment expenses incurred by Employee in furtherance of Employer's interest.

          3.5 Employee shall also be entitled to additional days of time-off with full compensation for holidays in accordance with Employer's holiday time-off policy (which may be periodically changed in Employer's sole discretion).

          3.6 Employee shall further be entitled to additional days of time-off with full compensation for personal matters in accordance with Employer's personal time-off policy (which may be periodically changed in Employer's sole discretion).

     4.   Fringe Benefits.

          4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer in Employee's classification are entitled.

          4.2 As additional consideration for Employee's performance of Employee's duties and responsibilities as President and Chief Executive Officer of Employer, Employer agrees:

               (A) To provide Employee with (i) short-term disability benefits pursuant to Employer's short-term disability program (which may be periodically changed or terminated in Employer's sole discretion), and (ii) long-term disability insurance benefits commencing one hundred eighty (180) days after Employee incurs a Disability, as defined in Section 11.1(E) of this Agreement, and continuing pursuant to the terms of Employer's long-term disability program (which may be periodically changed or terminated in Employer's sole discretion); and

               (B) To include Employee in Employer's defined benefit retirement pension plan, stock option plan (if any), stock ownership plan and flexible benefit plan, as such plans may be periodically changed or terminated in Employer's sole discretion; and

               (C) To provide Employee with such plan of hospitalization insurance as maintained by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (D) To provide (i) a term life insurance policy on the life of Employee (provided that Employee is insurable under the standard rate criteria of a commercial life insurance company) in an amount equal to 2.75 times the Basic Salary of Employee, but not to exceed Three Hundred Thousand Dollars ($300,000.00), as may be periodically increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employee's choice, and (ii) an accidental death and dismemberment insurance policy upon Employee in an amount equal to 2.75 times the Basic Salary, but not to exceed One Hundred Fifty Thousand Dollars ($150,000.00), as may be increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employer's choice; and

               (E) To provide Employee with such sick leave as presently in force by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (F) To purchase or lease for the use of Employee an automobile as selected by Employee and approved by Employer, to reimburse Employee for expenses related to its operation for business purposes upon presentation of appropriate itemization and receipts, and to replace such automobile after three (3) years of use by Employee; provided, however, that upon termination of the Agreement Term for any reason, Employer shall be immediately entitled to possession of said automobile; and

               (G) To pay the initiation fee and monthly dues for an equity membership for Employee at Elyria Country Club, Elyria, Ohio, and to reimburse Employee for all future assessments and reasonable expenses incurred by Employee at such Club in furtherance of Employer's business interests upon presentation of appropriate itemizations and receipts; and

               (H) To reimburse Employee for all reasonable and approved expenses related to the performance of Employee's duties as President and Chief Executive Officer, including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of Employee's duties and obligations hereunder (including, but not limited to, professional continuing educational requirements); expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Employer's President and Chief Executive Officer.

     5. Stock Options. If determined by Employer's Board of Directors, Employee shall participate in any and all incentive stock option plans and programs currently in existence or adopted by Employer after commencement of the Agreement Term in accordance with all applicable eligibility requirements, terms and conditions of such plans and programs (as may be periodically changed or terminated in Employer's sole discretion).

     6. Prohibition Against Transfer. Employee's duties, obligations and services rendered under this Agreement are personal in nature and are unique to Employer. Therefore, without Employer's prior written consent, Employee shall not assign or otherwise transfer any of Employee's duties, obligations or responsibilities hereunder.

     7.   Termination of the Agreement Term.

          7.1 If either Employer or Employee materially violates the terms and conditions of this Agreement, the other Party shall give the breaching Party notice of said violation and, if the breaching Party does not cure such violation within sixty (60) days after notice, then the other Party shall have the continuing right to terminate the Agreement Term without further notice; provided, however, that Employer may immediately terminate the Agreement Term if Employee violates or fails to adhere to any provision of
Section 8 (pertaining to non-disclosure and non-competition).

          7.2 Through its Board of Directors, Employer may terminate the Agreement Term without cause at any time upon ninety (90) days prior written notice to Employee.

          7.3 Subject to the terms and conditions of Section 11, Employee may terminate the Agreement Term upon the occurrence of a "Change in Control" as defined in Section 11.1(C) for "Good Reason" as defined in Section 11.1(F).

          7.4 The Agreement Term shall automatically and immediately terminate upon the death of Employee.

          7.5  In the event of the Disability of Employee as defined in
Section 11.1(E) of this Agreement, the Agreement Term shall terminate and Employee shall be entitled to benefits provided by Employer under Employer's long-term disability program as designated in Section 4.2(A)(ii) of this Agreement.

          7.6 In Employee's sole discretion, Employee may terminate the Agreement Term by giving the Board of Directors of Employer at least ninety
(90) days written notice of Employee's decision to terminate the Agreement
Term.

          7.7 Employer shall have the sole discretion to determine whether Employee shall continue to render services hereunder during such notice periods as provided for in this Section 7.

          7.8  Upon the termination of the Agreement Term pursuant to Section
7.1 (but only if Employee terminates the Agreement Term due to the Employer's breach) or Section 7.2, Employer shall continue to pay Employee's total compensation (as reflected on Employee's W-2 Federal Income Tax Statement from Employer for the prior calendar year) for a period of one (1) year from the date of termination of the Agreement Term; provided, however, that if Employer chooses a two (2)-year Restricted Period under Section 8.1(G), then Employer shall continue to pay such compensation for a period of two (2) years from the date of termination of the Agreement Term. Any termination payments payable to Employee shall survive Employee's death if Employee dies during the period Employee is receiving termination payments as provided in this Section 7.8.

     8.   Employee's Non-Disclosure and Non-Competition Promises.

          8.1 For purposes of this Section 8, the Parties agree to and understand the following definitions:

               (A) "Competitive Act" means any of the following: (i) Employee's rendering services (whether or not for compensation) to, for or on behalf of a Competitor (as defined herein) as an employee, independent contractor, consultant, advisor, representative, agent or in any other capacity; and (ii) Employee's investment in or ownership (partial or total) of a Competitor, unless the Competitor's stock is publicly traded on a national exchange and Employee owns less than two percent (2%) of such stock.

               (B) "Competitive Activity" means the performance or rendering of any banking services; trust services and investment services; portfolio management; retirement planning; administration of employee benefit plans; administration of decedents' estates and court-supervised accounts, guardianships, and custodial arrangements; personal tax and estate tax planning; financial consulting services; investment advising services; and any other business activity, service or product which competes with any existing or future business activity, service or product of Employer.

               (C) "Competitor" means any of the following: (i) any person, sole proprietorship, partnership, association (other than Employer), organization, corporation, limited liability company or other entity (governmental or otherwise) who or which provides, renders or performs a Competitive Activity (as defined herein) within the Service Area (as defined herein), even if the Competitor has no office or other facilities located within the Service Area; and (ii) any parent, subsidiary or other person or entity affiliated with, or related by ownership to, any of the foregoing designated in Subitem (i) of this Section 8.1(C).

               (D) "Confidential Information" means all of the following (whether written or verbal) pertaining to Employer: (i) trade secrets (as defined by Ohio law); Client or Customer lists, records and other information regarding Employer's Clients or Customers (whether or not evidenced in writing); Client or Customer fee or price schedules and fee or price policies; financial books, plans, records, ledgers and information; business development plans; sales and marketing plans; research and development plans; employment and personnel manuals, records, data and policies; business manuals, methods and operations; business forms, correspondence, memoranda and other records; computer records and related data; and any other confidential or proprietary data and information of Employer or its Clients or Customers which Employee encounters during the Employment Term (as defined in Section 8.1(E)); and (ii) all products, technology, ideas, inventions, discoveries, developments, devices, processes, business notes, forms and documents, business products, computer programs, and other creations (and improvements of any of the foregoing), whether patentable or copyrightable, which Employee has acquired, developed, conceived or made (whether directly or indirectly, whether solicited or unsolicited, or whether during normal work hours or during off-time) during the Employment Term or during the Restricted Period and which relate to any business activity of Employer or are derived from the Confidential Information designated in Subsection (i) of this Section 8.1(D).

               (E) "Client" or "Customer" means a person, sole proprietorship, partnership, association, organization, corporation, limited liability company, or other entity (governmental or otherwise), wherever located: (i) to or for which Employer sells any products or renders or performs services either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period, or
(ii) which Employer solicits or (as demonstrated by plans, strategies or other tangible preparation) intends to solicit to purchase products or services from Employer either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period.

               (F) "Employment Term" means the period of time starting on the date Employee's employment with Employer commences and terminating at the close of business on the date Employee's employment with Employer terminates.

               (G) "Restricted Period" means a time-period, as chosen by Employer (in its sole discretion) by written notice to Employee within thirty
(30) days after termination of the Employment Term, equal to either one (1) year or two (2) years commencing on the date the Employment Term is terminated by either Party (for any reason, with or without cause); provided, however, that such period shall be extended to include any period of time during which Employee engages in any activity constituting a breach of this Agreement and any period of time during which litigation transpires wherein Employee is held to have breached this Agreement.

               (H) "Service Area" means: (i) Lorain County, Ohio and all counties immediately contiguous to Lorain County, constituting those geographic areas in which Employer presently conducts substantial business activities; and (ii) those counties located in the State of Ohio in which Employer conducts or transacts substantial business activities on the date the Employment Term terminates; and (iii) those counties in the State of Ohio in which, on the date the Employment Term terminates, Employer intends to conduct or transact substantial business activities as demonstrated by plans, strategies or other tangible preparation for such business activities.

               (I) "Employer" means, for purposes of this Section 8, LNB Bancorp, Inc. and The Lorain National Bank (a national bank association), all direct and indirect parent and subsidiary entities thereof, and all entities related to LNB Bancorp, Inc., to The Lorain National Bank or to such parent and subsidiary entities by common ownership.

          8.2 Expressly in consideration for Employer's promises made in this Agreement and to induce Employer to sign this Agreement, Employee promises and agrees that:

               (A) Confidentiality. The Confidential Information is and, at all times, shall remain the exclusive property of Employer, and Employee:
(i) shall hold the Confidential Information in strictest confidence and in a position of trust for Employer and its Clients and Customers, and (ii) except as may be necessary to perform Employee's employment duties with Employer but only in compliance with Employer's confidentiality policies and all applicable laws, shall not (directly or indirectly) use for any purpose, copy, duplicate, disclose, convey to any third-party or convert any

Confidential Information, either during the Employment Term or at any time following termination of the Employment Term (by any Party, for any reason, with or without cause), and (iii) upon the request of Employer at any time during or after the Employment Term, shall immediately deliver to Employer all the Confidential Information in Employee's possession and shall neither convey to any third-party nor retain any copies or duplicates thereof; and

               (B) Competitive Acts. During the Employment Term and during the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly, without the prior written approval of Employer, perform a Competitive Act; and

               (C) Clients and Customers. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly: (i) solicit from or perform for any Client or Customer a Competitive Activity, wherever such Client or Customer is located, or (ii) influence (or attempt to influence) any Client or Customer to transfer such Client's or Customer's patronage or business from Employer, or (iii) otherwise interfere with any business relationship of Employer with any Client or Customer; and

               (D) Employees. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly:
(i) employ, engage, contract for the services of, or solicit or otherwise induce the services of any person who, during the one hundred eighty (180)- day period immediately preceding commencement of the Restricted Period or during the Restricted Period, is or was an employee of Employer, or (ii) otherwise interfere with (or attempt to interfere with) any employment relationship of Employer with any employee.

               (E) Other Employment. During the Employment Term, Employee shall not perform services (whether or not for compensation) as an employee, independent contractor, consultant, representative or agent of any person, sole proprietorship, partnership, limited liability company, corporation, association (other than Employer), organization, or other entity (governmental or otherwise) without the prior, written consent of Employer.

                (F) Costs of Enforcement. Employee shall pay all reasonable legal fees, court costs, expert fees, investigation costs, and other expenses incurred by Employer in any litigation under which Employee is adjudicated to have violated this Section 8.

          8.3  Employee understands and agrees that:

               (A) during the Employment Term, Employee will materially assist Employer in the generation, development or enhancement of certain Confidential Information, Clients and Customers and certain other business assets and activities for Employer; and

               (B) Employee's promises in this Section 8: (i) were negotiated at arm's-length and with ample time for Employee to seek the advice of legal counsel, (ii) are required for the fair and reasonable protection of Employer and the Confidential Information, and (iii) do not constitute an unreasonable hardship to Employee in working for Employer or in subsequently earning a livelihood in Employee's field of expertise outside the Service Area; and

               (C) if Employee breaches (or threatens to breach) any or all of the promises in this Section 8: the privacy and thereby the value of the Confidential Information will be significantly jeopardized; Employer will be subject to the immediate risk of material, immeasurable, and irreparable damage and harm; the remedies at law for Employee's breach shall be inadequate; and Employer shall therefore be entitled to injunctive relief against Employee in addition to any and all other legal or equitable remedies; and

               (D) if Employee had not agreed to the restrictive promises in this Agreement, Employer would not have signed this Agreement.

          8.4  Employee's promises, duties and obligations made in this
Section 8 shall apply to Employee irrespective of whether a Change in Control (as defined in Section 11.1) occurs and shall survive the voluntary or involuntary cessation or termination of the Employment Term by either Party (for any reason, with or without cause). If any of the restrictions contained in this Section 8 are ever judicially held to exceed the geographic or time limitations permitted by law, then such restrictions shall be deemed to be reformed to comply with the maximum geographic and time limitations permitted by law. The existence of any claim or cause of action by Employee against Employer (whether or not derived from or based upon Employee's employment with Employer) shall not constitute a defense to Employer's enforcement of any covenant, duty or obligation of Employee in this Section 8.

     9.   Indemnification.

          9.1 Employer hereby indemnifies and saves Employee harmless from and against all claims, liabilities, judgments, decrees, fines, penalties, fees, amounts paid in settlement or any other costs, losses, expenses (including, but not limited to, attorneys' fees and court costs) directly or indirectly arising or resulting from or in connection or association with any threatened or pending action, suit or proceeding (whether civil, criminal, administrative, investigatory or otherwise) and any appeals related thereto under which Employee is a party or participant because of Employee's good faith actions or omissions arising from the performance of Employee's duties and obligations under this Agreement, except for such claims (including court proceedings) brought by the respective Parties against each other.

          9.2 As a condition precedent to the indemnification and other obligations of Employer under this Section 9, Employee must:

               (A) Notify Employer of any actual or potential claim under this Section 9; and

               (B) Authorize and permit Employer, in its sole discretion, to choose any legal counsel to defend or otherwise handle the claim and all proceedings and matters relating thereto; and

               (C) Permit Employer to assume total, complete and exclusive control of the claim and all proceedings and matters relating thereto; and

               (D) Cooperate in all reasonable respects with Employer in handling the claims and all proceedings and matters related thereto.

     10.  Miscellaneous.

          10.1 This Agreement constitutes the entire agreement among the Parties with respect to the subject matter hereof and supersedes any and all other prior or contemporaneous agreements or contracts (either oral or written) between the Parties with respect to the subject matter hereof.

          10.2 The invalidity or unenforceability of any particular provision of this Agreement shall not affect its other provisions and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          10.3 Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns and upon Employee, Employee's administrators, executors, legatees, heirs and assigns. At any time, Employer may assign this Agreement and Employer's rights, duties, obligations and benefits thereunder to any Subsidiary as defined in Section 11.1(I) of this Agreement.

          10.4 This Agreement shall be construed and enforced under and in accordance with the laws of the State of Ohio; for all litigation arising hereunder, the State Courts of Lorain County, Ohio shall have exclusive venue; and each Party (separately and collectively) hereby submits to the personal jurisdiction of the State Courts of Lorain County, Ohio for all litigation arising under this Agreement.

          10.5 All promises, representations, warranties and covenants of the Parties shall survive termination of the Agreement Term, unless otherwise expressly provided herein.

     11.  Change in Control.

          11.1 For purposes solely of this Section 11, the following terms shall have the respective meanings set forth below:

               (A) "Bonus Amount" means the highest annual incentive bonus earned by Employee from Employer (or its Subsidiaries) during the last three
(3) completed fiscal years of Employer immediately preceding Employee's Date of Termination (annualized in the event Employee was not employed by Employer or its Subsidiaries for the whole of any such fiscal year).

               (B) "Cause" means any one or more of the following: (i) the willful and continued failure of Employee to perform substantially Employee's duties with Employer (other than any such failure resulting from Employee's Disability as defined in Section 11.1(E) of this Agreement or any such failure subsequent to Employee's being delivered a Notice of Termination without Cause by Employer or after Employee's delivering a Notice of

Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Employee by Employer's Board of Directors which specifically identifies the manner in which the Board of Directors believes that Employee has not substantially performed Employee's duties and provides Employee with ten (10) days to correct such failure, or
(ii) the willful engaging by Employee in illegal conduct or gross misconduct which is injurious to Employer or any Subsidiary, or (iii) the conviction of Employee of, or a plea by Employee of nolo contendere to, a felony, or (iv) Employee's breach of or failure to perform any of the non-competition and non-disclosure covenants contained in Section 8 of this Agreement or contained in any other document signed by Employee and by Employer. For purpose of this paragraph (B), no act or failure to act by Employee shall be considered "willful" unless done or omitted to be done by Employee in bad faith and without reasonable belief that Employee's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's Chief Executive Officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Employee in good faith and in the best interests of Employer.

               (C) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute the Board of Directors (the "Incumbent
     Directors") of LNB Bancorp, Inc. (herein called
     "Company") cease for any reason to constitute at least a majority of Company's Board of Directors;
     provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent
     Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section
     3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's
     Board of Directors (the "Company Voting
     Securities"); provided, however, that the events described in this clause (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary, (B) by any employee benefit plan sponsored or maintained by Employer or any Subsidiary or by any employee stock benefit trust created by Employer or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in
     Clause (iii) of this paragraph (C), below),
     (E) pursuant to any acquisition by Employee or any group of persons including Employee (or any entity controlled by Employee or by any group of persons including Employee), or (F) a transaction (other than one described in clause (iii) of this paragraph
     (C), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii)     upon the consummation of a merger,
     consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a
     "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the
     "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the
     "Parent Corporation") is represented by Company
     Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company

     Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving
     Corporation) were Incumbent Directors at the time of the Board of Director's approval of the execution of the initial agreement providing for such Business
     Combination (any Business Combination which satisfies all of the criteria specified in (A), (B) and (C) of this Section 11.1(C)(iii) shall be deemed to be a "Non-Qualifying Transaction"); or

(iv) if the shareholders of Company approve a plan of complete liquidation or dissolution of Company or a sale of all or substantially all of Company's assets but only if, pursuant to such liquidation or sale, the assets of Company are transferred to an entity not owned (directly or indirectly) by Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (1) Employee's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control, (2) Employee reasonably demonstrates that such termination was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (3) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

               (D) "Date of Termination" means (1) the effective date on which Employee's employment by Employer terminates as specified in a prior written notice by Employer or Employee (as the case may be) to the other, or
(2) if Employee's employment by Employer terminates by reason of death, the date of death of Employee, or (3) if the Employee incurs a Disability, the date of such Disability as determined by a physician chosen by Employer. For purposes of determining the timing of payments and benefits to Employee under
Section 11.2, the date of the actual Change in Control shall be treated as Employee's Date of Termination.

               (E) "Disability" means Employee's inability to perform Employee's then-existing duties with Employer on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Employee's incapacity due to physical or mental illness.

               (F) "Good Reason" means, without Employee's express written consent, the occurrence of any of the following events after a Change in
Control:

(i)  (a) any change in the duties or responsibilities
     (including reporting responsibilities) of Employee that is inconsistent in any material and adverse respect with Employee's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (b) a material and adverse change in Employee's titles or offices with Employer
     (including, if applicable, membership on Employer's
     Board of Directors) from those existing immediately prior to such Change in Control;

(ii) (a) a reduction by Employer in Employee's Basic
     Salary as in effect immediately prior to such Change in Control (or as such Basic Salary may be increased from time to time thereafter), or (b) the failure by Employer to pay Employee an annual bonus in respect of the year in which such Change in Control occurs or any subsequent year in an amount greater than or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii) any requirement of Employer that Employee: (a) be based anywhere more than fifty (50) miles from the office where Employee is located at the time of the Change in Control, or (b) travel on Employer business to an extent substantially greater than the travel obligations of Employee immediately prior to such Change in Control;

(iv) the failure of Employer to: (a) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Employee is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Employee's participation in or reduce Employee's benefits under any such plan, unless Employee is permitted to participate in other plans providing Employee with substantially equivalent benefits in the aggregate, or (b) provide Employee with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Employee immediately prior to such Change in Control, including the crediting of all service for which Employee had been credited under such vacation policies prior to the Change in Control; or

(v)  the failure of Employer to obtain the assumption
     (and, if applicable, guarantee) agreement from any successor (and Parent Corporation) as contemplated in Section 11.4(B).

Notwithstanding any contrary provision in this Agreement: (1) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Employee shall not constitute Good Reason; and (2) Employee's right to terminate employment for Good Reason shall not be affected by Employee's incapacities due to mental or physical illness; and (3) Employee's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Employee must provide notice of termination of employment within thirty (30) days following Employee's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

               (G) "Qualifying Termination" means a termination of Employee's employment with Employer after a Change in Control (i) by Employer other than for Cause, or (ii) by Employee for Good Reason. Termination of Employee's employment on account of death, Disability or Retirement shall not constitute a Qualifying Termination.

               (H) "Retirement " means the termination of Employee's employment with Employer: (i) on or after the first of the month coincident with or next following Employee's attainment of age sixty-five (65), or (ii) on such later date as may be provided in a written agreement between Employer and Employee.

               (I) "Subsidiary" means any corporation or other entity in which Company: (i) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (ii) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution of such corporation or other entity.

               (J) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

               (K) "Highest Base Salary" means Employee's highest annual base salary (excluding any bonuses) paid to Employee by Employer during Employer's last three (3) fiscal years completed immediately prior to the Date of Termination.

               (L)  "Company" means LNB Bancorp, Inc. and its successors.

          11.2 Notwithstanding any contrary provision in Section 7 or in any other Section of this Agreement, if (during the Termination Period) Employee's employment with Employer terminates pursuant to a Qualifying
Termination:

               (A) Employer shall pay to Employee, within twenty (20) days following the Date of Termination, a lump sum cash amount equal to the sum of
(i) two hundred percent (200%) of Employee's Highest Base Salary, as defined in Section 11.1(K), through the Date of Termination, plus (ii) any base salary and bonuses which have been earned through the Date of Termination and are payable, to the extent not theretofore paid or deferred, plus (iii) a pro rata portion of Employee's annual bonus for the fiscal year in which Employee's Date of Termination occurs in an amount at least equal to (1) Employee's Bonus Amount multiplied by (2) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five (365), and reduced by (3) any amounts paid to Employee by Employer as an executive bonus (pursuant to approval of the Board of Directors) for the fiscal year in which Employee's Date of Termination occurs, plus (iv) any accrued and unpaid vacation pay.

               (B) Employer shall continue to provide, for a period of twenty-four (24) months following the Date of Termination, Employee (and Employee's dependents, if applicable) with the same level of medical, dental, accident, disability and life insurance benefits and continuing education payments (necessary for Employee to maintain any professional licensure requirements related to Employee's employment duties with Employer) upon substantially the same terms and conditions (including contributions required by Employee for such benefits) as existed immediately prior to Employee's Date of Termination (or, if more favorable to Employee, as such benefits and terms and conditions existed immediately prior to the Change in Control); provided, however, that if Employee is not eligible or qualified to continue to participate in Employer's plans providing such benefits, Employer shall otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Employee becomes re-employed with another employer and becomes eligible to receive welfare benefits from such employer, the welfare benefits described herein shall be secondary to such benefits during the period of such eligibility but only if (and to the extent that) Employer reimburses Employee for any increased cost and provides any additional benefits necessary to give Employee the benefits provided in this Section 11.2(B). Employee's accrued benefits as of the Date of Termination under Employer's employee benefit plans shall be payable in accordance with the terms of such plans.

               (C) Notwithstanding any contrary provision in this Section 11.2, Employer's payments to Employee under this Section 11.2 shall be reduced to the extent that such payments (together with all other payments by Employer to Employee under all other written or verbal agreements between Employer and Employee) constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code (as may be periodically amended).

          11.3 Employer shall withhold from all payments due to Employee (or Employee's beneficiaries or estate) hereunder all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

          11.4 (A) This Section 11 shall not be terminated by any Business Combination. In the event of any Business Combination, the provisions of this Section 11 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

               (B) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guarantee), by written instrument delivered to Employee (or Employee's beneficiaries or estate), all of the obligations of Employer under this Section 11. Failure of Employer to obtain such assumption or guarantee prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason hereunder and, further, shall entitle Employee to compensation and other benefits from Employer in the same amount and on the same terms as Employee would be entitled hereunder as if Employee's employment were terminated following a Change in Control by reason of a Qualifying Termination. For purposes of implementing this Section 11.4(B), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Employee.

               (C) This Section 11 shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee dies while any amounts would have been payable to Employee under this Section 11 if Employee had continued to live, all such amounts (unless otherwise provided herein) shall be paid in accordance with the terms of this
Section 11 to such person or persons appointed in writing by Employee to receive such amounts or, if no person is so appointed, to Employee's estate.

          11.5 In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Employee agrees (as a condition to receiving any payments and benefits under Section 11.2 of this Agreement) not to leave voluntarily the employ of the Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest or agreement is terminated or abandoned.

     IN WITNESS WHEREOF, the Parties have set their hands as of the day and year first above written.

In the Presence of:

/s/Ann E. Koler                           /s/Gary C. Smith
----------------------------              -------------------------
(Signature of First Witness)              Gary C. Smith

/s/Denise M. Harmych                        "Employee"
-----------------------------
(Signature of Second Witness)


                                          LNB BANCORP, INC.


/s/Ann E. Koler                           By:/s/Gregory D. Friedman
----------------------------              --------------------------
(Signature of First Witness)              Gregory D. Friedman, Vice President

/s/Denise M. Harmych
-----------------------------
(Signature of Second Witness)

                                          THE LORAIN NATIONAL BANK


/s/Ann E. Koler                           By:/s/Gregory D. Friedman
-----------------------------             -----------------------------
(Signature of First Witness)              Gregory D. Friedman, Vice President

/s/Denise M. Harmych
------------------------------
(Signature of Second Witness)             "Employer"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2001)

                     S - K Reference Number (10b)

Restated and Amended (to conform with specific
Employment Benefit Plans and Provisions)
Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000.

                            KEVIN W. NELSON

                          EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), made at Lorain, Ohio, as of the 22nd day of December, 2000, by and among KEVIN W. NELSON, herein referenced as "Employee", and LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a banking organization organized and existing under the laws of the United States of America), which together with their respective successors and assigns are collectively herein referenced as "Employer", is to EVIDENCE THAT:

     WHEREAS Employer desires to secure and retain the employment services of Employee as its Vice President and Chief Operating Officer, and Employee desires to accept employment as Employer's Vice President and Chief Operating Officer; and

     WHEREAS, but for Employee's promises made in this Agreement, especially in Section 8, Employer would not employ Employee under the terms and conditions of this Agreement and, therefore, expressly to induce Employer to execute this Agreement, Employee represents that Employee fully understands and accepts the restrictive covenants in Section 8 and agrees to be bound thereby;

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein, Employer and Employee (collectively the "Parties" and individually a "Party") hereby agree as follows:

     1.   Employment and Term.

          1.1 Employee will render management services to Employer in the capacity as Employer's Vice President and Chief Operating Officer for the term of this Agreement (herein called the "Agreement Term") commencing December 22, 2000, and continuing thereafter until terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7.

          1.2 Employee will devote Employee's full business-time and best efforts to performing conscientiously, faithfully and loyally all duties:
(i) required of Employee by virtue of Employee's position as Employer's Vice President and Chief Operating Officer, (ii) set forth in Employer's Code of Regulations, Bylaws and policies as adopted by Employer's Board of Directors, and (iii) assigned or delegated to Employee by Employer's President and Chief Executive Officer and/or the Chairman of the Board of Directors.

          1.3 Except as otherwise expressly provided herein, this Agreement represents the entire agreement between Employee and Employer regarding Employee's employment by Employer.

          1.4 Except as otherwise expressly provided herein, this Agreement may be changed or amended only by a written document which is clearly designated as an amendment to this specific Agreement and only if such document is signed by all Parties.

          1.5 No action by any Party and no refusal or neglect of any Party to exercise a right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision(s) of this Agreement and unless such document is signed by all Parties.

     2.   Compensation.

          2.1 In consideration for the services rendered by Employee as Vice President and Chief Operating Officer, Employer agrees to pay Employee a basic salary (herein called the "Basic Salary") equal to the sum of One Hundred Fifteen Thousand Dollars ($115,000.00) for each twelve (12) consecutive monthly period (a "Contract Year") of the Agreement Term. The Basic Salary shall be payable in twenty-six (26) equal bi-weekly payments and prorated if the Agreement Term is terminated prior to the completion of any Contract Year.

          2.2 As additional consideration for Employee's services performed hereunder, Employee may (but shall not be entitled to) receive a discretionary bonus from time to time. Such bonus (and Employee's eligibility therefor) shall be determined by Employer's Board of Directors in its sole discretion.

          2.3 There shall be an annual review of Employee's performance and compensation by Employer's Board of Directors (or a committee thereof). The annual review shall occur not less than sixty (60) days prior to the end of Employer's fiscal year for the express purpose of reviewing the current fiscal year's performance of Employee. Any change in compensation as a result of the annual review shall immediately act as an amendment of Section
2.1 above, effective as of the date of the compensation change.

          2.4 The obligations of Employer to pay Employee's Basic Salary, bonuses (if any), and other benefits under this Agreement are expressly conditioned upon Employee's continued and faithful performance of and adherence to each and every material promise, duty and obligation assigned to or made by Employee under this Agreement.

     3.   Vacations and Time-Off.

          3.1 Employee shall be entitled to twenty (20) working days of compensated vacation for each Contract Year, pursuant to the terms and conditions of Employer's vacation time-off policy (as may be periodically changed in Employer's sole discretion), to be taken at times as mutually agreed in advance between Employee and Employer's President and Chief Executive Officer or Chairman of the Board of Directors.

          3.2 Except as may be periodically changed in Employer's sole discretion, all vacation time-off shall be non-cumulative if not taken within the Contract Year or within the first quarter of the succeeding Contract Year; provided, however, that unused vacation time may be redeemed as compensation pursuant to the terms and conditions of Employer's vacation time-off policy.

          3.3 Employee's vacation time-off may be increased by Employer in its sole discretion.

          3.4 Employee shall be permitted additional time-off to attend professional meetings, seminars, and conventions and to satisfy professional educational and licensure requirements as have been mutually agreed upon between Employee and Employer's President and Chief Executive Officer or Chairman of the Board of Directors. Attendance at such approved meetings, seminars, and conventions and accomplishment of approved professional educational and licensure requirements shall be fully compensated and shall not be considered vacation. Employer shall reimburse Employee for all reasonable expenses incurred by Employee incident to attendance at approved professional meetings, seminars and conventions and such reasonable entertainment expenses incurred by Employee in furtherance of Employer's interest.

          3.5 Employee shall also be entitled to additional days of time-off with full compensation for holidays in accordance with Employer's holiday time-off policy (which may be periodically changed in Employer's sole discretion).

          3.6 Employee shall further be entitled to additional days of time-off with full compensation for personal matters in accordance with Employer's personal time-off policy (which may be periodically changed in Employer's sole discretion).

     4.   Fringe Benefits.

          4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer in Employee's classification are entitled.

          4.2 As additional consideration for Employee's performance of Employee's duties and responsibilities as Vice President and Chief Operating Officer of Employer, Employer agrees:

               (A) To provide Employee with (i) short-term disability benefits pursuant to Employer's short-term disability program (which may be periodically changed or terminated in Employer's sole discretion), and (ii) long-term disability insurance benefits commencing one hundred eighty (180) days after Employee incurs a Disability, as defined in Section 11.1(E) of this Agreement, and continuing pursuant to the terms of Employer's long-term disability program (which may be periodically changed or terminated in Employer's sole discretion); and

               (B) To include Employee in Employer's defined benefit retirement pension plan, stock option plan (if any), stock ownership plan and flexible benefit plan, as such plans may be periodically changed or terminated in Employer's sole discretion; and

               (C) To provide Employee with such plan of hospitalization insurance as maintained by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (D) To provide (i) a term life insurance policy on the life of Employee (provided that Employee is insurable under the standard rate criteria of a commercial life insurance company) in an amount equal to 2.75 times the Basic Salary of Employee, but not to exceed Three Hundred Thousand Dollars ($300,000.00), as may be periodically increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employee's choice, and (ii) an accidental death and dismemberment insurance policy upon Employee in an amount equal to 2.75 times the Basic Salary, but not to exceed One Hundred Fifty Thousand Dollars ($150,000.00), as may be increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employer's choice; and

               (E) To provide Employee with such sick leave as presently in force by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (F) To purchase or lease for the use of Employee an automobile as selected by Employee and approved by Employer, to reimburse Employee for expenses related to its operation for business purposes upon presentation of appropriate itemization and receipts, and to replace such automobile after three (3) years of use by Employee; provided, however, that upon termination of the Agreement Term for any reason, Employer shall be immediately entitled to possession of said automobile; and

               (G) To pay the initiation fee and monthly dues for a corporate membership for Employee at Spring Valley Country Club, Elyria,
Ohio, and to reimburse Employee for all future assessments and reasonable expenses incurred by Employee at such Club in furtherance of Employer's business interests upon presentation of appropriate itemizations and receipts; and

               (H) To reimburse Employee for all reasonable and approved expenses related to the performance of Employee's duties as Vice President and Chief Operating Officer, including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of Employee's duties and obligations hereunder (including, but not limited to, professional continuing educational requirements); expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Employer's Vice President and Chief Operating Officer.

     5. Stock Options. If determined by Employer's Board of Directors, Employee shall participate in any and all incentive stock option plans and programs currently in existence or adopted by Employer after commencement of the Agreement Term in accordance with all applicable eligibility requirements, terms and conditions of such plans and programs (as may be periodically changed or terminated in Employer's sole discretion).

     6. Prohibition Against Transfer. Employee's duties, obligations and services rendered under this Agreement are personal in nature and are unique to Employer. Therefore, without Employer's prior written consent, Employee shall not assign or otherwise transfer any of Employee's duties, obligations or responsibilities hereunder.

     7.   Termination of the Agreement Term.

          7.1 If either Employer or Employee materially violates the terms and conditions of this Agreement, the other Party shall give the breaching Party notice of said violation and, if the breaching Party does not cure such violation within sixty (60) days after notice, then the other Party shall have the continuing right to terminate the Agreement Term without further notice; provided, however, that Employer may immediately terminate the Agreement Term if Employee violates or fails to adhere to any provision of
Section 8 (pertaining to non-disclosure and non-competition).

          7.2 Through its Board of Directors, Employer may terminate the Agreement Term without cause at any time upon ninety (90) days prior written notice to Employee.

          7.3 Subject to the terms and conditions of Section 11, Employee may terminate the Agreement Term upon the occurrence of a "Change in Control" as defined in Section 11.1(C) for "Good Reason" as defined in Section 11.1(F).

          7.4 The Agreement Term shall automatically and immediately terminate upon the death of Employee.

          7.5  In the event of the Disability of Employee as defined in
Section 11.1(E) of this Agreement, the Agreement Term shall terminate and Employee shall be entitled to benefits provided by Employer under Employer's long-term disability program as designated in Section 4.2(A)(ii) of this Agreement.

          7.6 In Employee's sole discretion, Employee may terminate the Agreement Term by giving the Board of Directors of Employer at least ninety
(90) days written notice of Employee's decision to terminate the Agreement
Term.

          7.7 Employer shall have the sole discretion to determine whether Employee shall continue to render services hereunder during such notice periods as provided for in this Section 7.

          7.8  Upon the termination of the Agreement Term pursuant to Section
7.1 (but only if Employee terminates the Agreement Term due to the Employer's breach) or Section 7.2, Employer shall continue to pay Employee's total compensation (as reflected on Employee's W-2 Federal Income Tax Statement from Employer for the prior calendar year) for a period of one (1) year from the date of termination of the Agreement Term; provided, however, that if Employer chooses a two (2)-year Restricted Period under Section 8.1(G), then Employer shall continue to pay such compensation for a period of two (2) years from the date of termination of the Agreement Term. Any termination payments payable to Employee shall survive Employee's death if Employee dies during the period Employee is receiving termination payments as provided in this Section 7.8.

     8.   Employee's Non-Disclosure and Non-Competition Promises.

          8.1 For purposes of this Section 8, the Parties agree to and understand the following definitions:

               (A) "Competitive Act" means any of the following: (i) Employee's rendering services (whether or not for compensation) to, for or on behalf of a Competitor (as defined herein) as an employee, independent contractor, consultant, advisor, representative, agent or in any other capacity; and (ii) Employee's investment in or ownership (partial or total) of a Competitor, unless the Competitor's stock is publicly traded on a national exchange and Employee owns less than two percent (2%) of such stock.

               (B) "Competitive Activity" means the performance or rendering of any banking services; trust services and investment services; portfolio management; retirement planning; administration of employee benefit plans; administration of decedents' estates and court-supervised accounts, guardianships, and custodial arrangements; personal tax and estate tax planning; financial consulting services; investment advising services; and any other business activity, service or product which competes with any existing or future business activity, service or product of Employer.

               (C) "Competitor" means any of the following: (i) any person, sole proprietorship, partnership, association (other than Employer), organization, corporation, limited liability company or other entity (governmental or otherwise) who or which provides, renders or performs a Competitive Activity (as defined herein) within the Service Area (as defined herein), even if the Competitor has no office or other facilities located within the Service Area; and (ii) any parent, subsidiary or other person or entity affiliated with, or related by ownership to, any of the foregoing designated in Subitem (i) of this Section 8.1(C).

               (D) "Confidential Information" means all of the following (whether written or verbal) pertaining to Employer: (i) trade secrets (as defined by Ohio law); Client or Customer lists, records and other information regarding Employer's Clients or Customers (whether or not evidenced in writing); Client or Customer fee or price schedules and fee or price policies; financial books, plans, records, ledgers and information; business development plans; sales and marketing plans; research and development plans; employment and personnel manuals, records, data and policies; business manuals, methods and operations; business forms, correspondence, memoranda and other records; computer records and related data; and any other confidential or proprietary data and information of Employer or its Clients or Customers which Employee encounters during the Employment Term (as defined in Section 8.1(E)); and (ii) all products, technology, ideas, inventions, discoveries, developments, devices, processes, business notes, forms and documents, business products, computer programs, and other creations (and improvements of any of the foregoing), whether patentable or copyrightable, which Employee has acquired, developed, conceived or made (whether directly or indirectly, whether solicited or unsolicited, or whether during normal work hours or during off-time) during the Employment Term or during the Restricted Period and which relate to any business activity of Employer or are derived from the Confidential Information designated in Subsection (i) of this Section 8.1(D).

               (E) "Client" or "Customer" means a person, sole proprietorship, partnership, association, organization, corporation, limited liability company, or other entity (governmental or otherwise), wherever located: (i) to or for which Employer sells any products or renders or performs services either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period, or
(ii) which Employer solicits or (as demonstrated by plans, strategies or other tangible preparation) intends to solicit to purchase products or services from Employer either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period.

               (F) "Employment Term" means the period of time starting on the date Employee's employment with Employer commences and terminating at the close of business on the date Employee's employment with Employer terminates.

               (G) "Restricted Period" means a time-period, as chosen by Employer (in its sole discretion) by written notice to Employee within thirty
(30) days after termination of the Employment Term, equal to either one (1) year or two (2) years commencing on the date the Employment Term is terminated by either Party (for any reason, with or without cause); provided, however, that such period shall be extended to include any period of time during which Employee engages in any activity constituting a breach of this Agreement and any period of time during which litigation transpires wherein Employee is held to have breached this Agreement.

               (H) "Service Area" means: (i) Lorain County, Ohio and all counties immediately contiguous to Lorain County, constituting those geographic areas in which Employer presently conducts substantial business activities; and (ii) those counties located in the State of Ohio in which Employer conducts or transacts substantial business activities on the date the Employment Term terminates; and (iii) those counties in the State of Ohio in which, on the date the Employment Term terminates, Employer intends to conduct or transact substantial business activities as demonstrated by plans, strategies or other tangible preparation for such business activities.

               (I) "Employer" means, for purposes of this Section 8, LNB Bancorp, Inc. and The Lorain National Bank (a national bank association), all direct and indirect parent and subsidiary entities thereof, and all entities related to LNB Bancorp, Inc., to The Lorain National Bank or to such parent and subsidiary entities by common ownership.

          8.2 Expressly in consideration for Employer's promises made in this Agreement and to induce Employer to sign this Agreement, Employee promises and agrees that:

               (A) Confidentiality. The Confidential Information is and, at all times, shall remain the exclusive property of Employer, and Employee:
(i) shall hold the Confidential Information in strictest confidence and in a position of trust for Employer and its Clients and Customers, and (ii) except as may be necessary to perform Employee's employment duties with Employer but only in compliance with Employer's confidentiality policies and all applicable laws, shall not (directly or indirectly) use for any purpose, copy, duplicate, disclose, convey to any third-party or convert any Confidential Information, either during the Employment Term or at any time following termination of the Employment Term (by any Party, for any reason, with or without cause), and (iii) upon the request of Employer at any time during or after the Employment Term, shall immediately deliver to Employer all the Confidential Information in Employee's possession and shall neither convey to any third-party nor retain any copies or duplicates thereof; and

               (B) Competitive Acts. During the Employment Term and during the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly, without the prior written approval of the President and Chief Executive Officer of Employer (or any person expressly designated by the President and Chief Executive Officer), perform a Competitive Act; and

               (C) Clients and Customers. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly: (i) solicit from or perform for any Client or Customer a Competitive Activity, wherever such Client or Customer is located, or (ii) influence (or attempt to influence) any Client or Customer to transfer such Client's or Customer's patronage or business from Employer, or (iii) otherwise interfere with any business relationship of Employer with any Client or Customer; and

               (D) Employees. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly:
(i) employ, engage, contract for the services of, or solicit or otherwise induce the services of any person who, during the one hundred eighty (180)- day period immediately preceding commencement of the Restricted Period or during the Restricted Period, is or was an employee of Employer, or (ii) otherwise interfere with (or attempt to interfere with) any employment relationship of Employer with any employee.

               (E) Other Employment. During the Employment Term, Employee shall not perform services (whether or not for compensation) as an employee, independent contractor, consultant, representative or agent of any person, sole proprietorship, partnership, limited liability company, corporation, association (other than Employer), organization, or other entity (governmental or otherwise) without the prior, written consent of the President and Chief Executive Officer of Employer (or any person expressly designated by the President).

               (F) Costs of Enforcement. Employee shall pay all reasonable legal fees, court costs, expert fees, investigation costs, and other expenses incurred by Employer in any litigation under which Employee is adjudicated to have violated this Section 8.

          8.3  Employee understands and agrees that:

<PAGE67
               (A) during the Employment Term, Employee will materially assist Employer in the generation, development or enhancement of certain Confidential Information, Clients and Customers and certain other business assets and activities for Employer; and

               (B) Employee's promises in this Section 8: (i) were negotiated at arm's-length and with ample time for Employee to seek the advice of legal counsel, (ii) are required for the fair and reasonable protection of Employer and the Confidential Information, and (iii) do not constitute an unreasonable hardship to Employee in working for Employer or in subsequently earning a livelihood in Employee's field of expertise outside the Service Area; and

               (C) if Employee breaches (or threatens to breach) any or all of the promises in this Section 8: the privacy and thereby the value of the Confidential Information will be significantly jeopardized; Employer will be subject to the immediate risk of material, immeasurable, and irreparable damage and harm; the remedies at law for Employee's breach shall be inadequate; and Employer shall therefore be entitled to injunctive relief against Employee in addition to any and all other legal or equitable remedies; and

               (D) if Employee had not agreed to the restrictive promises in this Agreement, Employer would not have signed this Agreement.

          8.4  Employee's promises, duties and obligations made in this
Section 8 shall apply to Employee irrespective of whether a Change in Control (as defined in Section 11.1) occurs and shall survive the voluntary or involuntary cessation or termination of the Employment Term by either Party (for any reason, with or without cause). If any of the restrictions contained in this Section 8 are ever judicially held to exceed the geographic or time limitations permitted by law, then such restrictions shall be deemed to be reformed to comply with the maximum geographic and time limitations permitted by law. The existence of any claim or cause of action by Employee against Employer (whether or not derived from or based upon Employee's employment with Employer) shall not constitute a defense to Employer's enforcement of any covenant, duty or obligation of Employee in this Section 8.

     9.   Indemnification.

          9.1 Employer hereby indemnifies and saves Employee harmless from and against all claims, liabilities, judgments, decrees, fines, penalties, fees, amounts paid in settlement or any other costs, losses, expenses (including, but not limited to, attorneys' fees and court costs) directly or indirectly arising or resulting from or in connection or association with any threatened or pending action, suit or proceeding (whether civil, criminal, administrative, investigatory or otherwise) and any appeals related thereto under which Employee is a party or participant because of Employee's good faith actions or omissions arising from the performance of Employee's duties and obligations under this Agreement, except for such claims (including court proceedings) brought by the respective Parties against each other.

          9.2 As a condition precedent to the indemnification and other obligations of Employer under this Section 9, Employee must:

               (A) Notify Employer of any actual or potential claim under this Section 9; and

               (B) Authorize and permit Employer, in its sole discretion, to choose any legal counsel to defend or otherwise handle the claim and all proceedings and matters relating thereto; and

               (C) Permit Employer to assume total, complete and exclusive control of the claim and all proceedings and matters relating thereto; and

               (D) Cooperate in all reasonable respects with Employer in handling the claims and all proceedings and matters related thereto.

     10.  Miscellaneous.

          10.1 This Agreement constitutes the entire agreement among the Parties with respect to the subject matter hereof and supersedes any and all other prior or contemporaneous agreements or contracts (either oral or written) between the Parties with respect to the subject matter hereof.

          10.2 The invalidity or unenforceability of any particular provision of this Agreement shall not affect its other provisions and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          10.3 Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns and upon Employee, Employee's administrators, executors, legatees, heirs and assigns. At any time, Employer may assign this Agreement and Employer's rights, duties, obligations and benefits thereunder to any Subsidiary as defined in Section 11.1(I) of this Agreement.

          10.4 This Agreement shall be construed and enforced under and in accordance with the laws of the State of Ohio; for all litigation arising hereunder, the State Courts of Lorain County, Ohio shall have exclusive venue; and each Party (separately and collectively) hereby submits to the personal jurisdiction of the State Courts of Lorain County, Ohio for all litigation arising under this Agreement.

          10.5 All promises, representations, warranties and covenants of the Parties shall survive termination of the Agreement Term, unless otherwise expressly provided herein.

     11.  Change in Control.

          11.1 For purposes solely of this Section 11, the following terms shall have the respective meanings set forth below:

               (A) "Bonus Amount" means the highest annual incentive bonus earned by Employee from Employer (or its Subsidiaries) during the last three

(3) completed fiscal years of Employer immediately preceding Employee's Date of Termination (annualized in the event Employee was not employed by Employer or its Subsidiaries for the whole of any such fiscal year).

               (B) "Cause" means any one or more of the following: (i) the willful and continued failure of Employee to perform substantially Employee's duties with Employer (other than any such failure resulting from Employee's Disability as defined in Section 11.1(E) of this Agreement or any such failure subsequent to Employee's being delivered a Notice of Termination without Cause by Employer or after Employee's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Employee by Employer's Board of Directors which specifically identifies the manner in which the Board of Directors believes that Employee has not substantially performed Employee's duties and provides Employee with ten (10) days to correct such failure, or
(ii) the willful engaging by Employee in illegal conduct or gross misconduct which is injurious to Employer or any Subsidiary, or (iii) the conviction of Employee of, or a plea by Employee of nolo contendere to, a felony, or (iv) Employee's breach of or failure to perform any of the non-competition and non-disclosure covenants contained in Section 8 of this Agreement or contained in any other document signed by Employee and by Employer. For purpose of this paragraph (B), no act or failure to act by Employee shall be considered "willful" unless done or omitted to be done by Employee in bad faith and without reasonable belief that Employee's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's Chief Executive Officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Employee in good faith and in the best interests of Employer.

               (C) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute the Board of Directors (the "Incumbent
     Directors") of LNB Bancorp, Inc. (herein called
     "Company") cease for any reason to constitute at least a majority of Company's Board of Directors;
     provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent
     Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section
     3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's
     Board of Directors (the "Company Voting
     Securities"); provided, however, that the events described in this clause (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary, (B) by any employee benefit plan sponsored or maintained by Employer or any Subsidiary or by any employee stock benefit trust created by Employer or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in clause
     (iii) of this paragraph (C), below), (E) pursuant to any acquisition by Employee or any group of persons including Employee (or any entity controlled by Employee or by any group of persons including
     Employee), or (F) a transaction (other than one described in clause (iii) of this paragraph (C), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii)     upon the consummation of a merger,
     consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a
     "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the
     "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the
     "Parent Corporation") is represented by Company
     Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company
     Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving
     Corporation) were Incumbent Directors at the time of the Board of Director's approval of the execution of the initial agreement providing for such Business
     Combination (any Business Combination which satisfies all of the criteria specified in (A), (B) and (C) of this Section 11.1(C)(iii) shall be deemed to be a "Non-Qualifying Transaction"); or

(iv) if the shareholders of Company approve a plan of complete liquidation or dissolution of Company or a sale of all or substantially all of Company's assets but only if, pursuant to such liquidation or sale, the assets of Company are transferred to an entity not owned (directly or indirectly) by Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (1) Employee's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying Termination if they had occurred following a Change in Control, (2) Employee reasonably demonstrates that such termination was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (3) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

               (D) "Date of Termination" means (1) the effective date on which Employee's employment by Employer terminates as specified in a prior written notice by Employer or Employee (as the case may be) to the other, or
(2) if Employee's employment by Employer terminates by reason of death, the date of death of Employee, or (3) if the Employee incurs a Disability, the date of such Disability as determined by a physician chosen by Employer. For purposes of determining the timing of payments and benefits to Employee under
Section 11.2, the date of the actual Change in Control shall be treated as Employee's Date of Termination.

               (E) "Disability" means Employee's inability to perform Employee's then-existing duties with Employer on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Employee's incapacity due to physical or mental illness.

               (F) "Good Reason" means, without Employee's express written consent, the occurrence of any of the following events after a Change in
Control:

(i)  (a) any change in the duties or responsibilities
     (including reporting responsibilities) of Employee that is inconsistent in any material and adverse respect with Employee's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (b) a material and adverse change in Employee's titles or offices with Employer
     (including, if applicable, membership on Employer's
     Board of Directors) from those existing immediately prior to such Change in Control;

(ii) (a) a reduction by Employer in Employee's Basic
     Salary as in effect immediately prior to such Change in Control (or as such Basic Salary may be increased from time to time thereafter), or (b) the failure by Employer to pay Employee an annual bonus in respect of the year in which such Change in Control occurs or any subsequent year in an amount greater than or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii) any requirement of Employer that Employee: (a) be based anywhere more than fifty (50) miles from the office where Employee is located at the time of the Change in Control, or (b) travel on Employer business to an extent substantially greater than the travel obligations of Employee immediately prior to such Change in Control;

(iv) the failure of Employer to: (a) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Employee is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Employee's participation in or reduce Employee's benefits under any such plan, unless Employee is permitted to participate in other plans providing Employee with substantially equivalent benefits in the aggregate, or (b) provide Employee with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Employee immediately prior to such Change in Control, including the crediting of all service for which Employee had been credited under such vacation policies prior to the Change in Control; or

(v)  the failure of Employer to obtain the assumption
     (and, if applicable, guarantee) agreement from any successor (and Parent Corporation) as contemplated in Section 11.4(B).

Notwithstanding any contrary provision in this Agreement: (1) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Employee shall not constitute Good Reason; and (2) Employee's right to terminate employment for Good Reason shall not be affected by Employee's incapacities due to mental or physical illness; and (3) Employee's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Employee must provide notice of termination of employment within thirty (30) days following Employee's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

               (G) "Qualifying Termination" means a termination of Employee's employment with Employer after a Change in Control (i) by Employer other than for Cause, or (ii) by Employee for Good Reason. Termination of Employee's employment on account of death, Disability or Retirement shall not constitute a Qualifying Termination.

               (H) "Retirement " means the termination of Employee's employment with Employer: (i) on or after the first of the month coincident with or next following Employee's attainment of age sixty-five (65), or (ii) on such later date as may be provided in a written agreement between Employer and Employee.
               (I) "Subsidiary" means any corporation or other entity in which Company: (i) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (ii) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution of such corporation or other entity.

               (J) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

               (K) "Highest Base Salary" means Employee's highest annual base salary (excluding any bonuses) paid to Employee by Employer during Employer's last three (3) fiscal years completed immediately prior to the Date of Termination.

               (L)  "Company" means LNB Bancorp, Inc. and its successors.

          11.2 Notwithstanding any contrary provision in Section 7 or in any other Section of this Agreement, if (during the Termination Period) Employee's employment with Employer terminates pursuant to a Qualifying
Termination:

               (A) Employer shall pay to Employee, within twenty (20) days following the Date of Termination, a lump sum cash amount equal to the sum of
(i) two hundred percent (200%) of Employee's Highest Base Salary, as defined in Section 11.1(K), through the Date of Termination, plus (ii) any base salary and bonuses which have been earned through the Date of Termination and are payable, to the extent not theretofore paid or deferred, plus (iii) a pro rata portion of Employee's annual bonus for the fiscal year in which Employee's Date of Termination occurs in an amount at least equal to (1) Employee's Bonus Amount multiplied by (2) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five (365), and reduced by (3) any amounts paid to Employee by Employer as an executive bonus (pursuant to approval of the Board of Directors) for the fiscal year in which Employee's Date of Termination occurs, plus (iv) any accrued and unpaid vacation pay.

               (B) Employer shall continue to provide, for a period of twenty-four (24) months following the Date of Termination, Employee (and Employee's dependents, if applicable) with the same level of medical, dental, accident, disability and life insurance benefits and continuing education payments (necessary for Employee to maintain any professional licensure requirements related to Employee's employment duties with Employer) upon substantially the same terms and conditions (including contributions required by Employee for such benefits) as existed immediately prior to Employee's Date of Termination (or, if more favorable to Employee, as such benefits and terms and conditions existed immediately prior to the Change in Control); provided, however, that if Employee is not eligible or qualified to continue to participate in Employer's plans providing such benefits, Employer shall otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Employee becomes re-employed with another employer and becomes eligible to receive welfare benefits from such employer, the welfare benefits described herein shall be secondary to such benefits during the period of such eligibility but only if (and to the extent that) Employer reimburses Employee for any increased cost and provides any additional benefits necessary to give Employee the benefits provided in this Section 11.2(B). Employee's accrued benefits as of the Date of Termination under Employer's employee benefit plans shall be payable in accordance with the terms of such plans.

               (C) Notwithstanding any contrary provision in this Section 11.2, Employer's payments to Employee under this Section 11.2 shall be reduced to the extent that such payments (together with all other payments by Employer to Employee under all other written or verbal agreements between Employer and Employee) constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code (as may be periodically amended).

          11.3 Employer shall withhold from all payments due to Employee (or Employee's beneficiaries or estate) hereunder all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

          11.4 (A) This Section 11 shall not be terminated by any Business Combination. In the event of any Business Combination, the provisions of this Section 11 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

               (B) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guarantee), by written instrument delivered to Employee (or Employee's beneficiaries or estate), all of the obligations of Employer under this Section 11. Failure of Employer to obtain such assumption or guarantee prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason hereunder and, further, shall entitle Employee to compensation and other benefits from Employer in the same amount and on the same terms as Employee would be entitled hereunder as if Employee's employment were terminated following a Change in Control by reason of a Qualifying Termination. For purposes of implementing this Section 11.4(B), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Employee.

               (C) This Section 11 shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee dies while any amounts would have been payable to Employee under this Section 11 if Employee had continued to live, all such amounts (unless otherwise provided herein) shall be paid in accordance with the terms of this
Section 11 to such person or persons appointed in writing by Employee to receive such amounts or, if no person is so appointed, to Employee's estate.

          11.5 In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Employee agrees (as a condition to receiving any payments and benefits under Section 11.2 of this Agreement) not to leave voluntarily the employ of the Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest or agreement is terminated or abandoned.

     IN WITNESS WHEREOF, the Parties have set their hands as of the day and year first above written.

In the Presence of:

/s/Ann E. Koler                            /s/Kevin W. Nelson
----------------------------               -------------------------
(Signature of First Witness)               Kevin W. Nelson

/s/Denise M. Harmych                            "Employee"
----------------------------
(Signature of Second Witness)


                                           LNB BANCORP, INC.


/s/Ann E. Koler                            By:/s/Gary C. Smith
----------------------------               -------------------------
(Signature of First Witness)               Gary C. Smith, President

/s/Denise M. Harmych
----------------------------
(Signature of Second Witness)

                                           THE LORAIN NATIONAL BANK

/s/Ann E. Koler                            By:/s/Gary C. Smith
---------------------------                ------------------------
(Signature of First Witness)               Gary C. Smith, President

/s/Denise M. Harmych
-----------------------------
(Signature of Second Witness)              "Employer"

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2001)

                     S - K Reference Number (10c)

Restated and Amended (to conform with specific
Employment Benefit Plans and Provisions)
Employment Agreement by and between Gregory D.
Friedman and LNB Bancorp, Inc, and The Lorain National
Bank dated December 22, 2000.

                            GREGORY D. FRIEDMAN

                            EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), made at Lorain, Ohio, as of the 22nd day of December, 2000, by and among GREGORY D. FRIEDMAN, herein referenced as "Employee", and LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a banking organization organized and existing under the laws of the United States of America), which together with their respective successors and assigns are collectively herein referenced as "Employer", is to EVIDENCE THAT:

     WHEREAS Employer desires to secure and retain the employment services of Employee as its Vice President and Chief Financial Officer, and Employee desires to accept employment as Employer's Vice President and Chief Financial Officer; and

     WHEREAS, but for Employee's promises made in this Agreement, especially in Section 8, Employer would not employ Employee under the terms and conditions of this Agreement and, therefore, expressly to induce Employer to execute this Agreement, Employee represents that Employee fully understands and accepts the restrictive covenants in Section 8 and agrees to be bound thereby;

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein, Employer and Employee (collectively the "Parties" and individually a "Party") hereby agree as follows:

     1.   Employment and Term.

          1.1 Employee will render management services to Employer in the capacity as Employer's Vice President and Chief Financial Officer for the term of this Agreement (herein called the "Agreement Term") commencing December 22, 2000, and continuing thereafter until terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7.
          1.2 Employee will devote Employee's full business-time and best efforts to performing conscientiously, faithfully and loyally all duties:
(i) required of Employee by virtue of Employee's position as Employer's Vice President and Chief Financial Officer, (ii) set forth in Employer's Code of Regulations, Bylaws and policies as adopted by Employer's Board of Directors, and (iii) assigned or delegated to Employee by Employer's President and Chief Executive Officer and/or the Chairman of the Board of Directors.

          1.3 Except as otherwise expressly provided herein, this Agreement represents the entire agreement between Employee and Employer regarding Employee's employment by Employer.

          1.4 Except as otherwise expressly provided herein, this Agreement may be changed or amended only by a written document which is clearly designated as an amendment to this specific Agreement and only if such document is signed by all Parties.

          1.5 No action by any Party and no refusal or neglect of any Party to exercise a right granted under this Agreement or to enforce compliance with any provision of this Agreement shall constitute a waiver of any provision of or any right under this Agreement, unless such waiver is expressed in a written document which is clearly designated as a waiver to a specific provision(s) of this Agreement and unless such document is signed by all Parties.

     2.   Compensation.

          2.1 In consideration for the services rendered by Employee as Vice President and Chief Financial Officer, Employer agrees to pay Employee a basic salary (herein called the "Basic Salary") equal to the sum of One Hundred Twenty Thousand Dollars ($120,000.00) for each twelve (12) consecutive monthly period (a "Contract Year") of the Agreement Term. The Basic Salary shall be payable in twenty-six (26) equal bi-weekly payments and prorated if the Agreement Term is terminated prior to the completion of any Contract Year.

          2.2 As additional consideration for Employee's services performed hereunder, Employee may (but shall not be entitled to) receive a discretionary bonus from time to time. Such bonus (and Employee's eligibility therefor) shall be determined by Employer's Board of Directors in its sole discretion.

          2.3 There shall be an annual review of Employee's performance and compensation by Employer's Board of Directors (or a committee thereof). The annual review shall occur not less than sixty (60) days prior to the end of Employer's fiscal year for the express purpose of reviewing the current fiscal year's performance of Employee. Any change in compensation as a result of the annual review shall immediately act as an amendment of Section
2.1 above, effective as of the date of the compensation change.

          2.4 The obligations of Employer to pay Employee's Basic Salary, bonuses (if any), and other benefits under this Agreement are expressly conditioned upon Employee's continued and faithful performance of and adherence to each and every material promise, duty and obligation assigned to or made by Employee under this Agreement.

     3.   Vacations and Time-Off.

          3.1 Employee shall be entitled to twenty-seven (27) working days of compensated vacation for each Contract Year, pursuant to the terms and conditions of Employer's vacation time-off policy (as may be periodically changed in Employer's sole discretion), to be taken at times as mutually agreed in advance between Employee and Employer's President and Chief Executive Officer or Chairman of the Board of Directors.

          3.2 Except as may be periodically changed in Employer's sole discretion, all vacation time-off shall be non-cumulative if not taken within the Contract Year or within the first quarter of the succeeding Contract

Year; provided, however, that unused vacation time may be redeemed as compensation pursuant to the terms and conditions of Employer's vacation time-off policy.

          3.3 Employee's vacation time-off may be increased by Employer in its sole discretion.

          3.4 Employee shall be permitted additional time-off to attend professional meetings, seminars, and conventions and to satisfy professional educational and licensure requirements as have been mutually agreed upon between Employee and Employer's President and Chief Executive Officer or Chairman of the Board of Directors. Attendance at such approved meetings, seminars, and conventions and accomplishment of approved professional educational and licensure requirements shall be fully compensated and shall not be considered vacation. Employer shall reimburse Employee for all reasonable expenses incurred by Employee incident to attendance at approved professional meetings, seminars and conventions and such reasonable entertainment expenses incurred by Employee in furtherance of Employer's interest.

          3.5 Employee shall also be entitled to additional days of time-off with full compensation for holidays in accordance with Employer's holiday time-off policy (which may be periodically changed in Employer's sole discretion).

          3.6 Employee shall further be entitled to additional days of time-off with full compensation for personal matters in accordance with Employer's personal time-off policy (which may be periodically changed in Employer's sole discretion).

     4.   Fringe Benefits.

          4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer in Employee's classification are entitled.

          4.2 As additional consideration for Employee's performance of Employee's duties and responsibilities as Vice President and Chief Financial Officer of Employer, Employer agrees:

               (A) To provide Employee with (i) short-term disability benefits pursuant to Employer's short-term disability program (which may be periodically changed or terminated in Employer's sole discretion), and (ii) long-term disability insurance benefits commencing one hundred eighty (180) days after Employee incurs a Disability, as defined in Section 11.1(E) of this Agreement, and continuing pursuant to the terms of Employer's long-term disability program (which may be periodically changed or terminated in Employer's sole discretion); and

               (B) To include Employee in Employer's defined benefit retirement pension plan, stock option plan (if any), stock ownership plan and flexible benefit plan, as such plans may be periodically changed or terminated in Employer's sole discretion; and

               (C) To provide Employee with such plan of hospitalization insurance as maintained by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (D) To provide (i) a term life insurance policy on the life of Employee (provided that Employee is insurable under the standard rate criteria of a commercial life insurance company) in an amount equal to 2.75 times the Basic Salary of Employee, but not to exceed Three Hundred Thousand Dollars ($300,000.00), as may be periodically increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employee's choice, and (ii) an accidental death and dismemberment insurance policy upon Employee in an amount equal to 2.75 times the Basic Salary, but not to exceed One Hundred Fifty Thousand Dollars ($150,000.00), as may be increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employer's choice; and

               (E) To provide Employee with such sick leave as presently in force by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (F) To purchase or lease for the use of Employee an automobile as selected by Employee and approved by Employer, to reimburse Employee for expenses related to its operation for business purposes upon presentation of appropriate itemization and receipts, and to replace such automobile after three (3) years of use by Employee; provided, however, that upon termination of the Agreement Term for any reason, Employer shall be immediately entitled to possession of said automobile; and

               (G) To pay the initiation fee and monthly dues for a corporate membership for Employee at Spring Valley Country Club, Elyria, Ohio, and to reimburse Employee for all future assessments and reasonable expenses incurred by Employee at such Club in furtherance of Employer's business interests upon presentation of appropriate itemizations and receipts; and

               (H) To reimburse Employee for all reasonable and approved expenses related to the performance of Employee's duties as Vice President and Chief Financial Officer, including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of Employee's duties and obligations hereunder (including, but not limited to, professional continuing educational requirements); expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Employer's Vice President and Chief Financial Officer.

     5. Stock Options. If determined by Employer's Board of Directors, Employee shall participate in any and all incentive stock option plans and programs currently in existence or adopted by Employer after commencement of the Agreement Term in accordance with all applicable eligibility requirements, terms and conditions of such plans and programs (as may be periodically changed or terminated in Employer's sole discretion).

     6. Prohibition Against Transfer. Employee's duties, obligations and services rendered under this Agreement are personal in nature and are unique to Employer. Therefore, without Employer's prior written consent, Employee shall not assign or otherwise transfer any of Employee's duties, obligations or responsibilities hereunder.

     7.   Termination of the Agreement Term.

          7.1 If either Employer or Employee materially violates the terms and conditions of this Agreement, the other Party shall give the breaching Party notice of said violation and, if the breaching Party does not cure such violation within sixty (60) days after notice, then the other Party shall have the continuing right to terminate the Agreement Term without further notice; provided, however, that Employer may immediately terminate the Agreement Term if Employee violates or fails to adhere to any provision of
Section 8 (pertaining to non-disclosure and non-competition).

          7.2 Through its Board of Directors, Employer may terminate the Agreement Term without cause at any time upon ninety (90) days prior written notice to Employee.

          7.3 Subject to the terms and conditions of Section 11, Employee may terminate the Agreement Term upon the occurrence of a "Change in Control" as defined in Section 11.1(C) for "Good Reason" as defined in Section 11.1(F).

          7.4 The Agreement Term shall automatically and immediately terminate upon the death of Employee.

          7.5  In the event of the Disability of Employee as defined in
Section 11.1(E) of this Agreement, the Agreement Term shall terminate and Employee shall be entitled to benefits provided by Employer under Employer's long-term disability program as designated in Section 4.2(A)(ii) of this Agreement.

          7.6 In Employee's sole discretion, Employee may terminate the Agreement Term by giving the Board of Directors of Employer at least ninety
(90) days written notice of Employee's decision to terminate the Agreement
Term.

          7.7 Employer shall have the sole discretion to determine whether Employee shall continue to render services hereunder during such notice periods as provided for in this Section 7.

          7.8  Upon the termination of the Agreement Term pursuant to Section
7.1 (but only if Employee terminates the Agreement Term due to the Employer's breach) or Section 7.2, Employer shall continue to pay Employee's total compensation (as reflected on Employee's W-2 Federal Income Tax Statement from Employer for the prior calendar year) for a period of one (1) year from the date of termination of the Agreement Term; provided, however, that if Employer chooses a two (2)-year Restricted Period under Section 8.1(G), then Employer shall continue to pay such compensation for a period of two (2) years from the date of termination of the Agreement Term. Any termination payments payable to Employee shall survive Employee's death if Employee dies during the period Employee is receiving termination payments as provided in this Section 7.8.

     8.   Employee's Non-Disclosure and Non-Competition Promises.

          8.1 For purposes of this Section 8, the Parties agree to and understand the following definitions:

               (A) "Competitive Act" means any of the following: (i) Employee's rendering services (whether or not for compensation) to, for or on behalf of a Competitor (as defined herein) as an employee, independent contractor, consultant, advisor, representative, agent or in any other capacity; and (ii) Employee's investment in or ownership (partial or total) of a Competitor, unless the Competitor's stock is publicly traded on a national exchange and Employee owns less than two percent (2%) of such stock.

               (B) "Competitive Activity" means the performance or rendering of any banking services; trust services and investment services; portfolio management; retirement planning; administration of employee benefit plans; administration of decedents' estates and court-supervised accounts, guardianships, and custodial arrangements; personal tax and estate tax planning; financial consulting services; investment advising services; and any other business activity, service or product which competes with any existing or future business activity, service or product of Employer.

               (C) "Competitor" means any of the following: (i) any person, sole proprietorship, partnership, association (other than Employer), organization, corporation, limited liability company or other entity (governmental or otherwise) who or which provides, renders or performs a Competitive Activity (as defined herein) within the Service Area (as defined herein), even if the Competitor has no office or other facilities located within the Service Area; and (ii) any parent, subsidiary or other person or entity affiliated with, or related by ownership to, any of the foregoing designated in Subitem (i) of this Section 8.1(C).

               (D) "Confidential Information" means all of the following (whether written or verbal) pertaining to Employer: (i) trade secrets (as defined by Ohio law); Client or Customer lists, records and other information regarding Employer's Clients or Customers (whether or not evidenced in writing); Client or Customer fee or price schedules and fee or price policies; financial books, plans, records, ledgers and information; business development plans; sales and marketing plans; research and development plans; employment and personnel manuals, records, data and policies; business manuals, methods and operations; business forms, correspondence, memoranda and other records; computer records and related data; and any other confidential or proprietary data and information of Employer or its Clients or Customers which Employee encounters during the Employment Term (as defined in Section 8.1(E)); and (ii) all products, technology, ideas, inventions, discoveries, developments, devices, processes, business notes, forms and documents, business products, computer programs, and other creations (and improvements of any of the foregoing), whether patentable or copyrightable, which Employee has acquired, developed, conceived or made (whether directly or indirectly, whether solicited or unsolicited, or whether during normal work hours or during off-time) during the Employment Term or during the Restricted Period and which relate to any business activity of Employer or are derived from the Confidential Information designated in Subsection (i) of this Section 8.1(D).

               (E) "Client" or "Customer" means a person, sole proprietorship, partnership, association, organization, corporation, limited liability company, or other entity (governmental or otherwise), wherever located: (i) to or for which Employer sells any products or renders or performs services either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period, or
(ii) which Employer solicits or (as demonstrated by plans, strategies or other tangible preparation) intends to solicit to purchase products or services from Employer either during the 180-day period immediately preceding commencement of the Restricted Period or during the Restricted Period.

               (F) "Employment Term" means the period of time starting on the date Employee's employment with Employer commences and terminating at the close of business on the date Employee's employment with Employer terminates.

               (G) "Restricted Period" means a time-period, as chosen by Employer (in its sole discretion) by written notice to Employee within thirty
(30) days after termination of the Employment Term, equal to either one (1) year or two (2) years commencing on the date the Employment Term is terminated by either Party (for any reason, with or without cause); provided, however, that such period shall be extended to include any period of time during which Employee engages in any activity constituting a breach of this Agreement and any period of time during which litigation transpires wherein Employee is held to have breached this Agreement.

                  (H) "Service Area" means: (i) Lorain County, Ohio and all counties immediately contiguous to Lorain County, constituting those geographic areas in which Employer presently conducts substantial business activities; and (ii) those counties located in the State of Ohio in which Employer conducts or transacts substantial business activities on the date the Employment Term terminates; and (iii) those counties in the State of Ohio in which, on the date the Employment Term terminates, Employer intends to conduct or transact substantial business activities as demonstrated by plans, strategies or other tangible preparation for such business activities.

               (I) "Employer" means, for purposes of this Section 8, LNB Bancorp, Inc. and The Lorain National Bank (a national bank association), all direct and indirect parent and subsidiary entities thereof, and all entities related to LNB Bancorp, Inc., to The Lorain National Bank or to such parent and subsidiary entities by common ownership.

          8.2 Expressly in consideration for Employer's promises made in this Agreement and to induce Employer to sign this Agreement, Employee promises and agrees that:

               (A) Confidentiality. The Confidential Information is and, at all times, shall remain the exclusive property of Employer, and Employee:

(i) shall hold the Confidential Information in strictest confidence and in a position of trust for Employer and its Clients and Customers, and (ii) except as may be necessary to perform Employee's employment duties with Employer but only in compliance with Employer's confidentiality policies and all applicable laws, shall not (directly or indirectly) use for any purpose, copy, duplicate, disclose, convey to any third-party or convert any Confidential Information, either during the Employment Term or at any time following termination of the Employment Term (by any Party, for any reason, with or without cause), and (iii) upon the request of Employer at any time during or after the Employment Term, shall immediately deliver to Employer all the Confidential Information in Employee's possession and shall neither convey to any third-party nor retain any copies or duplicates thereof; and

               (B) Competitive Acts. During the Employment Term and during the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly, without the prior written approval of the President and Chief Executive Officer of Employer (or any person expressly designated by the President and Chief Executive Officer), perform a Competitive Act; and

               (C) Clients and Customers. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly: (i) solicit from or perform for any Client or Customer a Competitive Activity, wherever such Client or Customer is located, or (ii) influence (or attempt to influence) any Client or Customer to transfer such Client's or Customer's patronage or business from Employer, or (iii) otherwise interfere with any business relationship of Employer with any Client or Customer; and

               (D) Employees. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly:
(i) employ, engage, contract for the services of, or solicit or otherwise induce the services of any person who, during the one hundred eighty (180)- day period immediately preceding commencement of the Restricted Period or during the Restricted Period, is or was an employee of Employer, or (ii) otherwise interfere with (or attempt to interfere with) any employment relationship of Employer with any employee.

               (E) Other Employment. During the Employment Term, Employee shall not perform services (whether or not for compensation) as an employee, independent contractor, consultant, representative or agent of any person, sole proprietorship, partnership, limited liability company, corporation, association (other than Employer), organization, or other entity (governmental or otherwise) without the prior, written consent of the President and Chief Executive Officer of Employer (or any person expressly designated by the President).

               (F) Costs of Enforcement. Employee shall pay all reasonable legal fees, court costs, expert fees, investigation costs, and other expenses incurred by Employer in any litigation under which Employee is adjudicated to have violated this Section 8.

          8.3  Employee understands and agrees that:

               (A) during the Employment Term, Employee will materially assist Employer in the generation, development or enhancement of certain Confidential Information, Clients and Customers and certain other business assets and activities for Employer; and

               (B) Employee's promises in this Section 8: (i) were negotiated at arm's-length and with ample time for Employee to seek the advice of legal counsel, (ii) are required for the fair and reasonable protection of Employer and the Confidential Information, and (iii) do not constitute an unreasonable hardship to Employee in working for Employer or in subsequently earning a livelihood in Employee's field of expertise outside the Service Area; and

               (C) if Employee breaches (or threatens to breach) any or all of the promises in this Section 8: the privacy and thereby the value of the Confidential Information will be significantly jeopardized; Employer will be subject to the immediate risk of material, immeasurable, and irreparable damage and harm; the remedies at law for Employee's breach shall be inadequate; and Employer shall therefore be entitled to injunctive relief against Employee in addition to any and all other legal or equitable remedies; and

               (D) if Employee had not agreed to the restrictive promises in this Agreement, Employer would not have signed this Agreement.

          8.4  Employee's promises, duties and obligations made in this
Section 8 shall apply to Employee irrespective of whether a Change in Control (as defined in Section 11.1) occurs and shall survive the voluntary or involuntary cessation or termination of the Employment Term by either Party (for any reason, with or without cause). If any of the restrictions contained in this Section 8 are ever judicially held to exceed the geographic or time limitations permitted by law, then such restrictions shall be deemed to be reformed to comply with the maximum geographic and time limitations permitted by law. The existence of any claim or cause of action by Employee against Employer (whether or not derived from or based upon Employee's employment with Employer) shall not constitute a defense to Employer's enforcement of any covenant, duty or obligation of Employee in this Section 8.

     9.   Indemnification.

          9.1 Employer hereby indemnifies and saves Employee harmless from and against all claims, liabilities, judgments, decrees, fines, penalties, fees, amounts paid in settlement or any other costs, losses, expenses (including, but not limited to, attorneys' fees and court costs) directly or indirectly arising or resulting from or in connection or association with any threatened or pending action, suit or proceeding (whether civil, criminal, administrative, investigatory or otherwise) and any appeals related thereto under which Employee is a party or participant because of Employee's good faith actions or omissions arising from the performance of Employee's duties and obligations under this Agreement, except for such claims (including court proceedings) brought by the respective Parties against each other.

          9.2 As a condition precedent to the indemnification and other obligations of Employer under this Section 9, Employee must:

               (A) Notify Employer of any actual or potential claim under this Section 9; and

               (B) Authorize and permit Employer, in its sole discretion, to choose any legal counsel to defend or otherwise handle the claim and all proceedings and matters relating thereto; and

               (C) Permit Employer to assume total, complete and exclusive control of the claim and all proceedings and matters relating thereto; and

               (D) Cooperate in all reasonable respects with Employer in handling the claims and all proceedings and matters related thereto.

     10.  Miscellaneous.

          10.1 This Agreement constitutes the entire agreement among the Parties with respect to the subject matter hereof and supersedes any and all other prior or contemporaneous agreements or contracts (either oral or written) between the Parties with respect to the subject matter hereof.

          10.2 The invalidity or unenforceability of any particular provision of this Agreement shall not affect its other provisions and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had been omitted.

          10.3 Except as otherwise expressly provided herein, this Agreement shall be binding upon and inure to the benefit of Employer, its successors and assigns and upon Employee, Employee's administrators, executors, legatees, heirs and assigns. At any time, Employer may assign this Agreement and Employer's rights, duties, obligations and benefits thereunder to any Subsidiary as defined in Section 11.1(I) of this Agreement.

           10.4 This Agreement shall be construed and enforced under and in accordance with the laws of the State of Ohio; for all litigation arising hereunder, the State Courts of Lorain County, Ohio shall have exclusive venue; and each Party (separately and collectively) hereby submits to the personal jurisdiction of the State Courts of Lorain County, Ohio for all litigation arising under this Agreement.

           10.5 All promises, representations, warranties and covenants of the Parties shall survive termination of the Agreement Term, unless otherwise expressly provided herein.

     11.  Change in Control.

          11.1 For purposes solely of this Section 11, the following terms shall have the respective meanings set forth below:

               (A) "Bonus Amount" means the highest annual incentive bonus earned by Employee from Employer (or its Subsidiaries) during the last three
(3) completed fiscal years of Employer immediately preceding Employee's Date of Termination (annualized in the event Employee was not employed by Employer or its Subsidiaries for the whole of any such fiscal year).

               (B) "Cause" means any one or more of the following: (i) the willful and continued failure of Employee to perform substantially Employee's duties with Employer (other than any such failure resulting from Employee's Disability as defined in Section 11.1(E) of this Agreement or any such failure subsequent to Employee's being delivered a Notice of Termination without Cause by Employer or after Employee's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Employee by Employer's Board of Directors which specifically identifies the manner in which the Board of Directors believes that Employee has not substantially performed Employee's duties and provides Employee with ten (10) days to correct such failure, or
(ii) the willful engaging by Employee in illegal conduct or gross misconduct which is injurious to Employer or any Subsidiary, or (iii) the conviction of Employee of, or a plea by Employee of nolo contendere to, a felony, or (iv) Employee's breach of or failure to perform any of the non-competition and non-disclosure covenants contained in Section 8 of this Agreement or contained in any other document signed by Employee and by Employer. For purpose of this paragraph (B), no act or failure to act by Employee shall be considered "willful" unless done or omitted to be done by Employee in bad faith and without reasonable belief that Employee's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's Chief Executive Officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Employee in good faith and in the best interests of Employer.

               (C) "Change in Control" means the occurrence of any one of the following events:

(i) if individuals who, on the date of this Agreement, constitute the Board of Directors (the "Incumbent
     Directors") of LNB Bancorp, Inc. (herein called
     "Company") cease for any reason to constitute at least a majority of Company's Board of Directors;
     provided, however, that: (A) any person becoming a director subsequent to the date of this Agreement, whose election or nomination for election was approved by a vote of at least two-thirds (2/3) of the Incumbent Directors then on Company's Board of Directors (either by a specific vote or by approval of the proxy statement of Company in which such person is named as a nominee for director, without written objection by such Incumbent Directors to such nomination), shall be deemed to be an Incumbent
     Director, and (B) no individual elected or nominated as a director of Company initially as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies by or on behalf of any person other than Company's Board of Directors shall be deemed to be an Incumbent Director;

(ii) if any "person" (as such term is defined in Section
     3(a)(9) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing twenty percent (20%) or more of the combined voting power of Company's then-outstanding securities eligible to vote for the election of Company's
     Board of Directors (the "Company Voting
     Securities"); provided, however, that the events described in this clause (ii) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by Company or any Subsidiary, (B) by any employee benefit plan sponsored or maintained by Employer or any Subsidiary or by any employee stock benefit trust created by Employer or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Qualifying Transaction (as defined in clause (iii) of this paragraph (C), below), (E) pursuant to any acquisition by Employee or any group of persons including Employee (or any entity controlled by Employee or by any group of persons including Employee), or (F) a transaction (other than one described in clause (iii) of this paragraph
     (C), below) in which Company Voting Securities are acquired from Company, if a majority of the Incumbent Directors approves a resolution providing expressly that the acquisition pursuant to this subparagraph (F) does not constitute a Change in Control under this clause (ii);

(iii)     upon the consummation of a merger,
     consolidation, share exchange or similar form of corporate transaction involving Company or any of its Subsidiaries that requires the approval of Company's shareholders, whether for such transaction or the issuance of securities in the transaction (a
     "Business Combination"), unless immediately following such Business Combination: (A) more than fifty percent (50%) of the total voting power of either (x) the corporation resulting from the consummation of such Business Combination (the
     "Surviving Corporation") or, if applicable, (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of one hundred percent (100%) of the voting securities eligible to elect directors of the Surviving Corporation (the
     "Parent Corporation") is represented by Company
     Voting Securities that were outstanding immediately prior to such Business Combination (or, if applicable, represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company
     Voting Securities among the holders thereof immediately prior to the Business Combination, (B) no person (other than any employee benefit plan sponsored or maintained by the Surviving Corporation or the Parent Corporation or any employee stock benefit trust created by the Surviving Corporation or the Parent Corporation) is or becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the total voting power of the outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation), and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving
     Corporation) were Incumbent Directors at the time of the Board of Director's approval of the execution of the initial agreement providing for such Business
     Combination (any Business Combination which satisfies all of the criteria specified in (A), (B) and (C) of this Section 11.1(C)(iii) shall be deemed to be a "Non-Qualifying Transaction"); or

(iv) if the shareholders of Company approve a plan of
     complete liquidation or dissolution of Company or a
     sale of all or substantially all of Company's
     assets but only if, pursuant to such liquidation or
     sale, the assets of Company are transferred to an
     entity   not owned (directly or indirectly) by
     Company's shareholders.

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty percent (20%) of Company Voting Securities as a result of the acquisition of Company Voting Securities by Company which reduces the number of Company Voting Securities outstanding; provided, however, that if (after such acquisition by Company) such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, a Change in Control shall then occur. Notwithstanding anything in this Agreement to the contrary, if (1) Employee's employment is terminated prior to a Change in Control for reasons that would have constituted a Qualifying

Termination if they had occurred following a Change in Control, (2) Employee reasonably demonstrates that such termination was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a Change in Control, and (3) a Change in Control involving such third party (or a party competing with such third party to effectuate a Change in Control) does occur, then (for purposes of this Agreement) the date immediately prior to the date of such termination of employment (or event constituting Good Reason) shall be treated as a Change in Control.

               (D) "Date of Termination" means (1) the effective date on which Employee's employment by Employer terminates as specified in a prior written notice by Employer or Employee (as the case may be) to the other, or
(2) if Employee's employment by Employer terminates by reason of death, the date of death of Employee, or (3) if the Employee incurs a Disability, the date of such Disability as determined by a physician chosen by Employer. For purposes of determining the timing of payments and benefits to Employee under
Section 11.2, the date of the actual Change in Control shall be treated as Employee's Date of Termination.

               (E) "Disability" means Employee's inability to perform Employee's then-existing duties with Employer on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Employee's incapacity due to physical or mental illness.

               (F) "Good Reason" means, without Employee's express written consent, the occurrence of any of the following events after a Change in
Control:

(i)  (a) any change in the duties or responsibilities
     (including reporting responsibilities) of Employee that is inconsistent in any material and adverse respect with Employee's positions, duties, responsibilities or status with Employer immediately prior to such Change in Control (including any material and adverse diminution of such duties or responsibilities), or (b) a material and adverse change in Employee's titles or offices with Employer
     (including, if applicable, membership on Employer's
     Board of Directors) from those existing immediately prior to such Change in Control;

(ii) (a) a reduction by Employer in Employee's Basic
     Salary as in effect immediately prior to such Change
     in Control (or as such Basic Salary may be increased
     from time to time thereafter), or (b) the failure by
     Employer to pay Employee an annual bonus in respect
     of the year in which such Change in Control occurs
     or any   subsequent year in an amount greater than
     or equal to the annual bonus earned for the year ended prior to the year in which such Change in Control occurs;

(iii) any requirement of Employer that Employee: (a) be based anywhere more than fifty (50) miles from the office where Employee is located at the time of the Change in Control, or (b) travel on Employer business to an extent substantially greater than the travel obligations of Employee immediately prior to such Change in Control;

(iv) the failure of Employer to: (a) continue in effect any material employee benefit plan, compensation plan, welfare benefit plan or other material fringe benefit plan in which Employee is participating immediately prior to such Change in Control or the taking of any action by Employer which would materially and adversely affect Employee's participation in or reduce Employee's benefits under any such plan, unless Employee is permitted to participate in other plans providing Employee with substantially equivalent benefits in the aggregate, or (b) provide Employee with paid vacation in accordance with the most favorable vacation policies of Employer as in effect for Employee immediately prior to such Change in Control, including the crediting of all service for which Employee had been credited under such vacation policies prior to the Change in Control; or

(v)  the failure of Employer to obtain the assumption
     (and, if applicable, guarantee) agreement from any successor (and Parent Corporation) as contemplated in Section 11.4(B).

Notwithstanding any contrary provision in this Agreement: (1) an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by Employer within ten (10) days after receipt of notice thereof given by Employee shall not constitute Good Reason; and (2) Employee's right to terminate employment for Good Reason shall not be affected by Employee's incapacities due to mental or physical illness; and (3) Employee's continued employment shall not constitute a consent to, or a waiver of rights with respect to, any event or condition constituting Good Reason (provided, however, that Employee must provide notice of termination of employment within thirty (30) days following Employee's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement).

               (G) "Qualifying Termination" means a termination of Employee's employment with Employer after a Change in Control (i) by Employer other than for Cause, or (ii) by Employee for Good Reason. Termination of Employee's employment on account of death, Disability or Retirement shall not constitute a Qualifying Termination.

               (H) "Retirement " means the termination of Employee's employment with Employer: (i) on or after the first of the month coincident with or next following Employee's attainment of age sixty-five (65), or (ii) on such later date as may be provided in a written agreement between Employer and Employee.

               (I) "Subsidiary" means any corporation or other entity in which Company: (i) has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of the then-outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors, or (ii) has the right to receive fifty percent (50%) or more of the distribution of profits or fifty percent (50%) of the assets upon liquidation or dissolution of such corporation or other entity.

               (J) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.

               (K) "Highest Base Salary" means Employee's highest annual base salary (excluding any bonuses) paid to Employee by Employer during Employer's last three (3) fiscal years completed immediately prior to the Date of Termination.

               (L)  "Company" means LNB Bancorp, Inc. and its successors.

          11.2 Notwithstanding any contrary provision in Section 7 or in any other Section of this Agreement, if (during the Termination Period) Employee's employment with Employer terminates pursuant to a Qualifying
Termination:

               (A) Employer shall pay to Employee, within twenty (20) days following the Date of Termination, a lump sum cash amount equal to the sum of
(i) two hundred percent (200%) of Employee's Highest Base Salary, as defined in Section 11.1(K), through the Date of Termination, plus (ii) any base salary and bonuses which have been earned through the Date of Termination and are payable, to the extent not theretofore paid or deferred, plus (iii) a pro rata portion of Employee's annual bonus for the fiscal year in which Employee's Date of Termination occurs in an amount at least equal to (1) Employee's Bonus Amount multiplied by (2) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five (365), and reduced by (3) any amounts paid to Employee by Employer as an executive bonus (pursuant to approval of the Board of Directors) for the fiscal year in which Employee's Date of Termination occurs, plus (iv) any accrued and unpaid vacation pay.

               (B) Employer shall continue to provide, for a period of twenty-four (24) months following the Date of Termination, Employee (and Employee's dependents, if applicable) with the same level of medical, dental, accident, disability and life insurance benefits and continuing education payments (necessary for Employee to maintain any professional licensure requirements related to Employee's employment duties with Employer) upon substantially the same terms and conditions (including contributions required by Employee for such benefits) as existed immediately prior to Employee's

Date of Termination (or, if more favorable to Employee, as such benefits and terms and conditions existed immediately prior to the Change in Control); provided, however, that if Employee is not eligible or qualified to continue to participate in Employer's plans providing such benefits, Employer shall otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Employee becomes re-employed with another employer and becomes eligible to receive welfare benefits from such employer, the welfare benefits described herein shall be secondary to such benefits during the period of such eligibility but only if (and to the extent that) Employer reimburses Employee for any increased cost and provides any additional benefits necessary to give Employee the benefits provided in this Section 11.2(B). Employee's accrued benefits as of the Date of Termination under Employer's employee benefit plans shall be payable in accordance with the terms of such plans.

               (C) Notwithstanding any contrary provision in this Section 11.2, Employer's payments to Employee under this Section 11.2 shall be reduced to the extent that such payments (together with all other payments by Employer to Employee under all other written or verbal agreements between Employer and Employee) constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code (as may be periodically amended).

          11.3 Employer shall withhold from all payments due to Employee (or Employee's beneficiaries or estate) hereunder all taxes which, by applicable federal, state, local or other law, Employer is required to withhold therefrom.

          11.4 (A) This Section 11 shall not be terminated by any Business Combination. In the event of any Business Combination, the provisions of this Section 11 shall be binding upon the Surviving Corporation and such Surviving Corporation shall be treated as Employer hereunder.

               (B) Employer agrees that, in connection with any Business Combination, Employer will cause any successor entity to Employer unconditionally to assume (and, for any Parent Corporation in such Business Combination, to guarantee), by written instrument delivered to Employee (or Employee's beneficiaries or estate), all of the obligations of Employer under this Section 11. Failure of Employer to obtain such assumption or guarantee prior to the effectiveness of any such Business Combination that constitutes a Change in Control shall be a breach of this Agreement and shall constitute Good Reason hereunder and, further, shall entitle Employee to compensation and other benefits from Employer in the same amount and on the same terms as Employee would be entitled hereunder as if Employee's employment were terminated following a Change in Control by reason of a Qualifying Termination. For purposes of implementing this Section 11.4(B), the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs and shall be the Date of Termination, if so requested by Employee.

               (C) This Section 11 shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee dies while any amounts would have been payable to Employee under this Section 11 if Employee had continued to live, all such amounts (unless otherwise provided herein) shall be paid in accordance with the terms of this
Section 11 to such person or persons appointed in writing by Employee to receive such amounts or, if no person is so appointed, to Employee's estate.

          11.5 In the event of a tender or exchange offer, proxy contest, or the execution of any agreement which, if consummated, would constitute a Change in Control, Employee agrees (as a condition to receiving any payments and benefits under Section 11.2 of this Agreement) not to leave voluntarily the employ of the Employer (other than as a result of Disability, Retirement or an event which would constitute Good Reason if a Change in Control had occurred) until the Change in Control occurs or, if earlier, such tender or exchange offer, proxy contest or agreement is terminated or abandoned.

     IN WITNESS WHEREOF, the Parties have set their hands as of the day and year first above written.

In the Presence of:

/s/Ann E. Koler                             /s/Gregory D. Friedman
----------------------------                ---------------------------
(Signature of First Witness)                Gregory D. Friedman

/s/ Denise M. Harmych                            "Employee"
-----------------------------               ---------------------------
(Signature of Second Witness)


                                            LNB BANCORP, INC.


/s/Ann E. Koler                             By:/s/Gary C. Smith
----------------------------                ---------------------------
(Signature of First Witness)                Gary C. Smith, President

/s/Denise M. Harmych
-----------------------------
(Signature of Second Witness)

                                            THE LORAIN NATIONAL BANK


/s/Ann E. Koler                             By:/s/Gary C. Smith
----------------------------                ---------------------------
(Signature of First Witness)                Gary C. Smith, President

/s/Denise M. Harmych
-----------------------------
(Signature of Second Witness)                    "Employer"

                         LNB Bancorp, Inc.



                       Exhibit to Form 10 - K

             (for the fiscal year ended December 31, 2001)

                     S - K Reference Number (11)


               Statements re: Computation of Per Share Earnings.

       The statements regarding the Computation of Per Share Earnings is incorporated herein by reference to Footnote 2
           "Earnings Per Share" on page 12 of the LNB Bancorp, Inc.
                           2001 Annual Report

                             LNB Bancorp, Inc.

                          Exhibit to Form 10 - K

              (for the fiscal year ended December 31, 2001)

                        S - K Reference Number (13)




                   LNB Bancorp, Inc. 2001 Annual Report
                             to Shareholders.

COVER DESCRIPTION


Photo of two seagulls.

ANNUITIES / MUTUAL FUNDS
TRUST / ESTATE PLANNING
TITLE AGENCY
BANKING
INVESTMENT MANAGEMENT
INSURANCE AGENCY











(Logo)LNB
      Bancorp, Inc.
and subsidiaries


2001 Annual Report

Front of Cover Flap

CORPORATE PROFILE

(Logo)LNB
      Bancorp, Inc.

LNB Bancorp, Inc., (the Bancorp), is a $665 million financial holding company headquartered in Lorain, Ohio. The Bancorp is a public company whose stock is traded on The Nasdaq National Stock Market@ under the ticker symbol LNBB. Its predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, the Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. The Bancorp received its financial holding company status on March 13, 2000.

The Bancorp's primary subsidiary, The Lorain National Bank, specializes in personal, mortgage, and commercial banking products and services along with investment management and trust services. Lorain National Bank operates 20 banking centers and 27 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake located in Ohio's Lorain, eastern Erie, and western Cuyahoga counties. Lorain National Bank offers products and services by telephone through its 24-hour Telebanker and Telepay systems and provides internet banking at WWW.4LNB.COM. Lorain National Bank also provides services to state and local governments, schools and colleges, foundations, and not-for-profit associations. Lorain National Bank is a member of the Federal Reserve Bank of Cleveland, a voluntary member of the Federal Home Loan Bank of Cincinnati, with its deposits insured by the Federal Deposit Insurance Corporation; and an Equal Employment Opportunity, Affirmative Action Employer and Equal Housing Lender.

LNB Bancorp, Inc., offers life, accident and health insurance, and fixed annuity products through its wholly owned insurance subsidiary Charleston Insurance Agency, Inc.; and traditional title services through 49-percent owned subsidiary Charleston Title Agency, LLC. In addition, pursuant to an agreement between Lorain National Bank and Raymond James Financial Services, Inc., member NASD/SIPC, Raymond James offers brokerage services including stock, mutual funds and variable annuity products to Lorain National Bank customers through the LNB Investment Center.

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

Logos for NASDAQ Listing, Federal Deposit Insurance Corporation, Federal Home Loan Bank System and Equal Housing Lender

LNB BANCORP, INC. - INVESTMENT FACTS
With our heritage dating back to 1905 and a strong tradition of continuous growth, LNB Bancorp, Inc. has a long history of quality asset growth and increased earnings and dividends per share.

Here are just a few highlights LNB Bancorp has:

    *Posted 20 consecutive years of record earnings per share.

    *Increased cash dividends for 18 consecutive years.

    *Recorded net interest margin of 4.73 percent for 2001.

    *Reported 2001 return on average assets (ROAA) and equity (ROAE) of 1.35 percent and 14.36 percent, respectively.

    *The common stock of LNB Bancorp, Inc. traded with a dividend yield of
     4.80 percent at year-end 2001 and 2000.

PRIVACY POLICY
The Privacy Policy of LNB Bancorp, Inc. and subsidiary companies describes how we safeguard customers' financial privacy. For more information, visit our website at WWW.4LNB.COM or by calling (440) 244-7126.


TABLE OF CONTENTS

Corporate and Investor Information. . . . . . . . . . . .IFC

LNB Bancorp, Inc. Common Stock
  and Dividend Information . . . . . . . . . . . . . . . IFC

Consolidated Financial Highlights. . . . . . . . . . . . . 1

Message to Our Shareholders. . . . . . . . . . . . . . . . 2

Consolidated Balance Sheets  . . . . . . . . . . . . . . . 6

Consolidated Statements of Income  . . . . . . . . . . . . 7

Consolidated Statements of Cash Flows  . . . . . . . . . . 8

Consolidated Statements of Shareholders' Equity  . . . . . 9

Notes to Consolidated Financial Statements . . . . . . . .10

Report of Management . . . . . . . . . . . . . . . . . . .25

Report of Independent Auditors . . . . . . . . . . . . . .25

Selected Unaudited Quarterly Financial Data  . . . . . . .26

Five Year Consolidated Financial Summary . . . . . . . . .27

Glossary of Key Terms. . . . . . . . . . . . . . . . . . .28

Management's Discussion & Analysis . . . . . . . . . . . .29

Condensed Consolidated Average Balance Sheets. . . . . . .31

Rate/Volume Analysis of Net Interest Income. . . . . . . .31

Lorain National Bank Investment and Trust Services . . . .37

LNB Investment Center. . . . . . . . . . . . . . . . . . .37

Directors of LNB Bancorp, Inc. and Lorain National Bank. .38

Officers of LNB Bancorp, Inc.. . . . . . . . . . . . . . .38

Directors Emeriti of Lorain National Bank  . . . . . . . .38

Directors and Officers of Charleston
 Insurance Agency, Inc.. . . . . . . . . . . . . . . . . .38

Management of Lorain National Bank . . . . . . . . . . . .39

Annual Earnings, Dividends and Book Value
 Per Share Performance . . . . . . . . . . . . . . . . . .40

LNB Bancorp, Inc. Subsidiary Locations . . . . . . . . . IBC

Banking Centers, ATMs, LNB Investment and Trust
 Services and LNB Investment Center. . . . . . . . . . . IBF

Inside Front Cover Flap
CORPORATE AND INVESTOR INFORMATION

CORPORATE HEADQUARTERS
If you need to contact the corporate headquarters of LNB Bancorp, Inc., call, write or visit:

LNB Bancorp, Inc.
457 Broadway
Lorain, Ohio 44052-1739
Toll Free:(800) 860-1007

CORPORATE WEBSITE
   www.4LNB.com
For up-to-date corporate, financial and product information.

CORPORATE E-MAIL ADDRESS
   InvestorRelations@4LNB.com

ANNUAL MEETING
The 2002 Annual Meeting of Shareholders of LNB Bancorp, Inc. will be held at 10:00 a.m., Eastern Daylight Savings Time, on Tuesday, April 16, 2002 at Lorain National Bank, 521 Broadway, Lorain, Ohio 44052.

CORPORATE FINANCIAL INFORMATION
The Annual Report on Form 10-K is filed with the Securities and Exchange Commission. Copies of form 10-K and other filings are available at www.4LNB.com or by contacting Investor Relations. Analysts, shareholders and investors seeking additional corporate and financial information about LNB Bancorp, Inc. should contact Investor Relations at:

LNB Bancorp, Inc.
Investor Relations
457 Broadway
Lorain, Ohio 44052-1739
Telephone: (440) 244-7317
Telefax: (440) 244-4815

QUARTERLY EARNINGS REPORTING
For 2002, LNB Bancorp, Inc.'s quarterly earnings are anticipated to be announced on or about the fourth Tuesday of April, July, October 2002 and January 2003. Any investor desiring a copy of an earnings release can obtain one at www.4LNB.com or by calling (440) 244-7317.

INDEPENDENT AUDITORS
KPMG LLP
One Cleveland Center
1375 East 9th Street, Suite 2600
Cleveland, Ohio 44114-1796

STOCK TRANSFER AGENT AND REGISTRAR
Shareholders who hold their shares in physical certification form and have requests for information about their share balances, a change in name or address, lost certificates, or other shareholder account matters, should call or write:

Registrar and Transfer Company
Investor Relations Department
10 Commerce Drive
Cranford, New Jersey 07016-9982
Toll Free: (800) 368-5948

STOCK LISTING
Logo for NASDAQ Listing
LNB Bancorp, Inc. common stock is traded on the Nasdaq Stock Market@ under the ticker symbol LNBB.

LNBB DIRECT STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN
You may buy LNB Bancorp, Inc. common stock directly from LNB Bancorp, Inc. through optional cash payments or automatic monthly deductions from your bank account. You mat also have you dividends reinvested automatically. This is not an offer of LNB Bancorp, Inc. stock. Call 1(800) 368-3948 for a prospectus and more information on LNBB Direct Stock Purchase and Dividend Reinvestment Plan, or by completing the postage paid card titled "LNBB Direct Stock Purchase & Dividend Reinvestment Plan" located at the end of this Annual Report.

LORAIN NATIONAL BANK
Lorain National Bank operates 20 banking centers and 27 ATMs in nine communities offering:
   *Personal, mortgage and commercial banking products and services *Investment Management and Trust Services
   *24-hour telephone banking
   *Internet banking at www.4LNB.com

Individuals seeking additional information on banking products and services should contact:
    Lorain National Bank
    457 Broadway
    Lorain, Ohio 44052-1739
    Telephone: (440) 989-3348

LNB INVESTMENT CENTER AND CHARLESTON INSURANCE AGENCY, INC.
In addition to traditional banking services, customer's can access a wide range of insurance, investment products and services, including:
   *Life, Accident and Health Insurance and Fixed Annuity Products offered through Charleston Insurance Agency, Inc. and
   *Brokerage Services including stock, mutual funds and variable annuity products offered through Raymond James Financial Services Inc., member

    NASD/SIPC at the LNB Investment Center.

Individuals seeking additional information on investment products and services should contact:
   LNB Investment Center
   457 Broadway
   Lorain, Ohio 44052-1739
   Toll Free: (800) 845-2152

CHARLESTON TITLE AGENCY, LLC
LNB Bancorp, Inc.'s 49-percent-owned subsidiary, Charleston Title Agency, LLC offers traditional title services. Individuals seeking additional information on title services should contact:
   Charleston Title Agency, LLC
   424 Middle Avenue
   Elyria, Ohio 44035
   Telephone: (440) 244-5212

LNB Bancorp, Inc. Logo

Inside front cover
LNB Bancorp, Inc. Common Stock and Dividend Information

COMMON STOCK TRADING RANGES AND CASH DIVIDENDS DECLARED
                   2001             2000
---------------------------------------------
               Closing Price* Closing Price*

                High    Low     High    Low
---------------------------------------------
First Quarter  $22.67  $19.61  $23.77  $18.38
Second Quarter  21.52   19.61   25.19   19.61
Third Quarter   22.00   19.70   21.05   17.65
Fourth Quarter  22.50   18.80   22.79   20.10
---------------------------------------------

                                  2001             2000
-------------------------------------------------------------
                                  Cash             Cash
                                Dividend         Dividend
                                 Amount*          Amount*
-------------------------------------------------------------
First Quarter - regular . . . . .$ .25            $ .23
Second Quarter - regular. . . . .  .25              .24
Third Quarter - regular . . . . .  .25              .25
Fourth Quarter - regular. . . . .  .25              .25
Fourth Quarter - EXTRA. . . . . .  .02              .01
                                 -----            -----
Total Dividends . . . . . . . . .$1.02            $ .98
-------------------------------------------------------------
*All closing prices and cash dividend amounts have been adjusted to reflect the two percent stock dividend in 2001 and 2000.

The shares of LNB Bancorp, Inc., common stock, par value $1.00 per share, were historically traded on the over-the-counter bulletin board and on February 9, 2000, began trading on The Nasdaq Stock Market@ under the ticker symbol LNBB. The above prices through February 8, 2000, represent the high and low closing prices reported on the over-the-counter bulletin board - and as of February 9, 2000, the high and low closing prices reported on The Nasdaq Stock Market@. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

LNB Bancorp, Inc. common stock is listed in the newspapers as "LNB Bancorp". LNB Bancorp's common stock CUSIP is 502100100. As of December 31, 2001,
LNB Bancorp had 2,180 shareholders of record. Prospective shareholders may contact our Investor Relations Department at (440) 244-7317 for more information.
NASDAQ logo

LNB BANCORP, INC.
18-Year Cash Dividend Declared Per Share History
Dollars*
(A 18-year Cash Dividend Declared Per Share History graph with Dividends Declared on the y-axis and years 1984 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

Year    Dividends
2001      $1.02
2000      $ .98
1999      $ .88
1998      $ .83
1997      $ .68
1996      $ .59
1995      $ .50
1994      $ .44
1993      $ .40
1992      $ .36
1991      $ .33
1990      $ .30
1989      $ .28
1988      $ .25
1987      $ .21
1986      $ .20
1985      $ .20
1984      $ .19
*Adjusted for stock dividends and splits

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

DIVIDEND CALENDAR
Cash dividends on common stock, if approved by the Board of Directors, are customarily paid to shareholders as follows:
  RECORD DATES:
  March 18, June 17, September 16, and December 16, 2002

  DIVIDEND PAYABLE DATES:
  April 1, July 1, October 1, 2002 and January 2, 2003

LNB BANCORP, INC. COMMON STOCK MARKET MAKERS
Friedman, Billings, Ramsey and Co., Inc.
Hill, Thompson, Magid & Company, Inc.
Howe Barnes Investments, Inc.
Knight Securities, L.P.
McDonald Investments Inc./Trident Securities, Inc.
Spear, Leeds and Kellogg
Sweney Cartwright and Company, Inc.

LNB BANCORP, INC. 5-YEAR HISTORIC DIVIDEND YIELDS
Yield*
(A LNB Bancorp, Inc. 5-Year Historic Dividend Yield graph with Dividend Yields on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

Year      Yield
2001      4.80%
2000      4.80%
1999      3.16%
1998      2.56%
1997      2.16%

*The dividend yield is based upon closing price at year-end and dividends declared during that year

CONSOLIDATED FINANCIAL HIGHLIGHTS

All dollar amounts presented in thousands, except per share data and corporate data
                                                 2000 to 2001
December 31,                 2001        2000      % Change    1991
----------------------------------------------------------------------
FINANCIAL POSITION
   Assets . . . . . . . . .$664,526    $622,110      6.8%    $351,204
   Investments. . . . . . . 138,401     127,101      8.9       95,600
   Net loans. . . . . . . . 471,598     445,890      5.8      220,458
   Deposits . . . . . . . . 518,267     496,091      4.5      301,953
   Other borrowings . . . .  78,515      63,736     23.2       16,509
   Shareholders' equity . .  62,138      56,525      9.9       30,138
                           -------------------------------------------
FINANCIAL RESULTS FOR THE YEAR
   Interest income. . . . .$ 45,101    $ 46,645     (3.3)%   $ 30,080
   Interest expense . . . .  16,998      19,209    (11.5)      14,087
   Net interest income. . .  28,103      27,436      2.4       15,993
   Provision for loan losses  2,200       1,700     29.4          600
   Noninterest income . . .   9,448       8,370     12.9        3,468
   Noninterest expense. . .  22,738      21,276      6.9       14,020
   Income taxes . . . . . .   4,048       4,400     (8.0)       1,329
   Net income . . . . . . .   8,565       8,430      1.6        3,512
   Revenue. . . . . . . . .  37,551      35,806      4.9       19,461
                           -------------------------------------------
PER SHARE DATA*
   Basic earnings . . . . .$   1.99    $   1.96      1.5%    $   0.83
   Diluted earnings . . . .    1.99        1.96      1.5         0.83
   Cash dividends . . . . .    1.02        0.98      4.0         0.33
   Book value (year-end). .   14.39       13.16      9.4         7.10
   Market value (year-end).   21.81       21.38      6.9        14.07
                           -------------------------------------------
FINANCIAL PERFORMANCE RATIOS
   Return on average assets
    (ROAA). . . . . . . . .  1.35%       1.39%      (2.9)%     1.02%
   Return on average share-
    holders' equity(ROAE) . 14.36%      15.83%      (9.1)     12.06%
   Net interest margin. . .  4.73%       4.85%      (2.5)      5.15%
   Efficiency ratio . . . . 60.96%      59.42%      (2.6)     72.04%
   Loans/deposits . . . . . 92.13%      90.94%       1.3      71.80%
   Dividend payout. . . . . 50.96%      49.72%       2.5      39.98%
                            ------------------------------------------
CAPITAL RATIOS
   Core capital (Tier I)/
    risk-adjusted assets. . 11.95%      11.88%       0.6%     14.03%
   Total capital (Tier I
    plus Tier II)/ risk-
    adjusted assets . . . . 13.17%      13.06%       0.8      15.22%

   Leverage ratio (Tier I/
    Average assets) . . . .  9.08%       8.68%       4.6       8.77%
   Equity/assets. . . . . .  9.35%       9.09%       2.9       8.58%
                            ------------------------------------------
MARKET RATIOS
   Price/earnings (X) . . .  10.71       10.60       1.0%      17.01
   Price/book (%) . . . . . 147.65%     158.15%     (6.6)    198.17%
   Dividend yield (%) . . .   4.80%       4.80%     (0.0)      2.35%
                            ------------------------------------------
CORPORATE DATA
   Bank offices . . . . . .      20          21     (4.8)%         16
   Bank officers and staff.     298         298      -0-          295
   Number of shareholders .   2,180       2,165       .7        1,595
                           -------------------------------------------
*All per share data have been adjusted for five-for-four stock splits in 1995 and 1993 and stock dividends.

END PUBLISHED PAGE 1

MESSAGE TO OUR SHAREHOLDERS

Top left column black and white photograph of Stanley G. Pijor, Chairman of the Board

It's a pleasure to address you once again after the completion of another successful year of operations even though the year's economy was marked by adversity. 2001 will be remembered as a year of tragedy, market correction, recession and refinancing. The Federal funds rate was reduced a record 11 times during 2001. Thanks to your support and the efforts of our employees, LNB Bancorp, Inc., remains a healthy, growing and viable financial holding company. We are pleased to report the following highlights of our financial performance for the year 2001 that brought us closer to our goal of becoming a $1 billion financial holding company.

20 CONSECUTIVE YEARS OF EARNINGS GROWTH
We are proud to announce that we achieved our 20th consecutive year of record earnings. This is an achievement that is matched only by a handful of other financial holding companies in the United States. Net income for 2001 advanced 1.6 percent to $8,565,000 from 2000's $8,430,000.

Earnings per basic and diluted share for 2001, adjusted to reflect the two percent stock dividend paid on July 2, 2001 reached $1.99, an increase of $.03, or 1.5 percent from 2000's $1.96. Although still higher than the average for banks of our size, the return on average assets for 2001 decreased slightly to 1.35 percent from 2000's 1.39 percent. The return on average shareholders' equity decreased to 14.36 percent for 2001 compared with 15.83 percent for 2000.

Contributing to the record earnings performance were higher net interest income and noninterest income offset by higher noninterest expenses and loan loss provision. Fueled by growth in commercial, mortgage and home equity loans, net interest income rose 2.4 percent to $28,103,000. Excluding gains on sales of securities, noninterest income grew by 9.9 percent for the year, driven primarily by a 12.0 percent increase in service charges on deposit accounts. Noninterest expenses grew by 6.9 percent, reflecting increases in salaries and benefits, supplies and postage, Ohio franchise tax, consulting expenses and loan collection expenses during 2001. The graphs on page 40 depict our consolidated annual earnings, cumulative cash dividends and book value per share for the past 10 years.

Revenues for 2001 rose 4.9 percent to $37.6 million for an increase of $1.8 million from those of 2000. Net interest margin fell slightly to 4.73, from
4.85 percent a year earlier. This decrease is the result of earning assets repricing faster than the rates on funding. Throughout 2001, we worked hard toward our basic goals of reducing our cost of funds while expanding our deposit franchise to support and grow a high quality earning asset portfilio.

Cash dividends declared in 2001 eclipsed the $4-million mark for the second consecutive time in the history of LNB Bancorp, Inc. Cash dividends declared per share in 2001 increased $.04, or 4.1 percent, to $1.02 per share, up from $0.98 per share last year. In each of the last 14 years, the Board of Directors has approved an increase in the regular cash dividend per share. Total cash dividends declared in 2001, including the $.02
EXTRA dividend declared by the Board of Directors in November, rose to $4,365,000. Total 2001 cash dividends declared represents a 210.9 percent increase, more than tripling those of 1991 when $1,404,000 in cash dividends was declared. LNB Bancorp's dividend yield was 4.80% at year-end 2001 and 2000.

At 2001 year-end, LNB Bancorp, Inc. achieved significant growth in assets, loans, deposits, borrowings, and shareholders' equity from one year ago. Total assets climbed 6.8 percent to $664.5 million from $622.1 million, for an increase of $42.4 million from one year ago. At 2001 year-end, earning assets increased 6.5 percent to $619.4 million-up $38.0 million from the year-earlier level.

During 2001, net loans rose 5.8 percent to $471.6 million from $445.9 million. A 17.5 percent increase in the commercial loan portfolio and increased mortgage loans and home equity lines of credit, were partially offset by a reduction during the first half of 2001 in the indirect automobile lending portion of the consumer loan portfolio.

LNB BANCORP, INC. AND LORAIN NATIONAL BANK
20-Year Basic Earnings Per Share History
Dollars*
(A 20-Year Basic Earnings Per Share History graph follows in printed version with earnings on the y-axis and years 1982 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Basic Earnings
Year           Per Share
2001            $1.99
2000            $1.96
1999            $1.78
1998            $1.59
1997            $1.51
1996            $1.33
1995            $1.14
1994            $1.02
1993            $ .93
1992            $ .90
1991            $ .83
1990            $ .80
1989            $ .78
1988            $ .71
1987            $ .63
1986            $ .60
1985            $ .56
1984            $ .51
1983            $ .51
1982            $ .38

*Adjusted for stock dividends and splits

END OF PUBLISHED PAGE 2

Top right column black and white photograph of Executive Officers, Kevin W. Nelson, Gary C. Smith, Thomas P. Ryan and Gregory D. Friedman

Commercial loans demonstrated robust growth in 2001 despite the downturn in both the national and local economies for the manufacturing, steel, and automotive industries. The commercial loan portfolio climbed to $219.5 million at December 31, 2001, for an increase of $32.6 million from one year ago. The number of new loans booked in 2001 were 630 amounting to $124.4 million in new gross loans. This loan growth resulted from existing business expanding their borrowings and obtaining new business relationships in our geographic area.

During 2001, mortgage lending continued to benefit from the favorable drop in mortgage interest rates reaching their lowest levels in 40 years, which stimulated refinance activity and made the purchase of homes more affordable. Despite heavy refinancing of mortgages, the mortgage loan portfolio showed an increase in net loans from one year ago. Mortgage loans ended 2001 at $158.2 million, up $0.6 million, from the 2000 year-end. New mortgage loans booked during 2001 increase 26.7 percent to $41.7 for an increase of $8.8 million from last year. The number of new mortgage loans booked in 2001 totaled 340. Lorain National Bank was in the secondary mortgage market for a full year for the first time in 2001 with sales of mortgage loans totaling $5.8 million in 2001 compared with $0.6 million in 2000. Recorded gains were $76,000 in 2001 and $7,000 in 2000.

Consumer loans decreased to $94.9 million at December 31, 2001, down
$6.6 million or 6.5 percent from one year ago. The number of new consumer loans booked during 2001 was 2,215 totaling $31.9 million. The decrease in consumer loans was attributable to a first-half 2001 decline in indirect automobile lending offset in part by two successful home equity loan acquisition campaigns. We are optimistic that 2002 will bring continued growth in our commercial, mortgage and consumer portfolios from our existing and new customers.

Retail deposits climbed 4.5 percent to $518.3 million, at December 31, 2001, from $496.1 million, for an increase of $22.2 million verses the year-earlier level. Increases in retail deposits were attributable to increases in Market Access, CheckInvest, and money market deposits partially offset by decreases in savings and certificates of deposits. Market Access accounts soared by $30.3 million or 55.3 percent to $85.1 million at December 31, 2001, with CheckInvest deposits increasing $2.7 million or 4.7 percent and money market deposits increasing by $4.9 million or 42.3 percent from one year ago. The significant growth in the Market Access deposits resulted from several deposit promotion campaigns during 2001.

Other borrowings rose $14.8 million to $78.5 million at December 31, 2001, for an increase of 23.2 percent from one year ago. Increases in other borrowings were attributable to increases in repurchase agreements and

Federal Home Loan Bank advances of $2.8 million and $16.0 million, respectively, offset in part by decreases in short-term borrowings of Federal funds purchased of $4.0 million during 2001. Federal Home Loan Bank advances increased $16.0 million during 2001 to fund a portion of consumer and commercial loan growth.

Shareholders' equity reached an all-time high of $62.1 million at December 31, 2001, an increase of $5.6 million, or 9.9 percent, from one year ago. The book value per share climbed to $14.39 at December
31, 2001, compared with $13.16 per share at the end of last year.
The 2001 year-end ratio of shareholders' equity-to-assets remained strong, increasing to 9.4 percent from 9.1 percent one year ago.

LNB Bancorp, Inc.'s 2001 year-end risk based Tier 1 and total capital ratios were strong at 11.95 percent and 13.17 percent, respectively. LNB Bancorp, Inc., and its banking subsidiary, Lorain National Bank, exceed all applicable regulatory capital requirements. Under Federal Deposit Insurance Corporation
(FDIC) guidelines, Lorain National Bank is categorized as "well capitalized"
- the highest rating category available.

LOOKING AHEAD TO 2002
We anticipate that the weak economy of 2001 will continue into 2002. We expect to see slow economic growth in the first part of 2002, but expect growth to increase through the year.

Our business model for 2002 projects revenue growth of about four to five percent. We expect earning asset growth of about six percent. Loan growth is expected to remain in the six to seven percent range with increases lead by our commercial loan division.

In order to support our earnings asset growth, we will implement strategies to increase our deposit franchise by acquiring new customers with our low cost deposits. We are expecting a five to six percent growth in deposits in 2002. We anticipate borrowing additional funds from the Federal Home Loan Bank to fund fixed rate commercial and consumer loans. Net interest margin should improve slightly due to the repricing of deposit products. Enhancing our noninterest income through the growth initiatives designed to attract new customers and prudently managing growth of our noninterest expenses remain priorities.

We wish to thank our shareholders for their continuing support and our customers for their confidence and business, as well as our talented employees and the support of our Board for making 2001 a successful year. We look forward to reviewing our progress with you as 2002 unfolds.
/s/Stanley G. Pijor
-------------------
Stanley G. Pijor
Chairman of the Board
END PUBLISHED PAGE 3

MESSAGE TO OUR SHAREHOLDERS

Top left column black and white photograph of Gary C. Smith, President and Chief Executive Officer

ANSWERING THE CHALLENGE
In looking back at 2001, it's safe to say that it was a year that will remain in our memories for a long year. The recession, which was reported by some to have begun as early as March, worsened with the events of September 11th, leaving our nation's economy in turmoil for the balance of the year.

Despite these events, LNB Bancorp, Inc. still recorded its 20th consecutive year of increased earnings, thanks in large part to the dedication of our management.

PURSUING NEW OPPORTUNITIES
In 2001, we created the LNB Investment Center, a marketing framework through which our customers can purchase non-traditional bank products and services. Through an affiliation with Raymond James Financial Services, Inc. of St. Petersburg, Florida, a wide range of investment products and services including stock brokerage, mutual funds and variable annuities are available.

In addition to investments, insurance-related products are now available through our newest subsidiary, Charleston Insurance Agency, Inc. Charleston provides life insurance, accident and health insurance, and fixed-rate annuity products. We also created Charleston Title, LLC, a joint venture which is now bringing title insurance fee income to the organization.

Also in 2001, we began a relationship with G.E. Capital Assurance to make long-term health care coverage available to individuals interested in protecting their assets in the event they would require substantial health care in later life.

The sale of these non-traditional investment and insurance products and services complements our existing financial services menu. Through the bank, its subsidiaries and their associations, one-stop-shopping convenience with comprehensive solutions is afforded to our customers for virtually all types of financial services.

PRODUCT ENHANCEMENTS
In 2001, LNB moved into the secondary mortgage market and in turn, introduced fixed-rate mortgages for the first time. In addition, Lorain National Bank hired a mortgage originator to help expand this burgeoning area of the bank. Favorable mortgage interest rates have fueled substantial refinancing and new first mortgages.

In other mortgage-related developments, home equity loans and lines of credit remained a significant source of income in 2001. A $200 cash back offer in the spring was well received and our fall home equity loan sale added revenue heading into the fourth quarter.

Our Market Access Account continues to provide savers and investors alike with a safe and secure place to deposit their funds during otherwise uncertain times. Market Access deposits rose significantly throughout the year, particularly in late spring and fall when the economy suffered most.

In 2001, LNB Bancorp, Inc. successfully introduced LNBB Direct, a new stock purchase and dividend reinvestment plan. LNBB Direct enables new shareholders to make an initial purchase of LNB Bancorp, Inc. common shares with no entrance fee, and existing shareholders and participants in its former dividend reinvestment plan to increase share ownership on a regular basis without paying brokerage commissions. More than half of our shareholders now participate in our dividend reinvestment plan.

TOTALLY FREE CHECKING
At year-end, acting upon feedback from our customers and staff to enhance LNB's deposit product mix, we finalized plans to introduce an entirely new lineup of high-performance checking accounts. As you may know, the checking account is the core deposit relationship we have with our customers and it is highly coveted by the competition.

The new checking product line will include totally free checking and six other checking plans that pay interest. Early reaction to the various checking account options has been extremely positive.

The seven new accounts are designed to fit the seven most common checking product combinations sought by consumers. In addition to the new accounts is the award of a free gift for each new account opened.

I feel that we have answered our customers and staff. We are truly excited about the prospects of our new checking products in 2002.

END PUBLISHED PAGE 4

Top left column black and white photograph of Senior Vice Presidents Emma N. Mason, Michael D. Ireland, James H. Weber, Debra R. Brown, Robert L. Cox and Sandra L. Dubell

PRIVACY
We spent a significant amount of energy in 2001 enhancing our formal privacy policy and procedures in the wake of recent federal legislation mandating privacy compliance.

At issue is the illegal use, dissemination and sometimes, sale of confidential customer information for uses other than that required to maintain customer banking relationships. The new privacy legislation mandated that financial institutions have a formal privacy plan in place and in force by mid-year. I am pleased to report that our management team worked diligently to ensure that our organization is in substantial compliance with privacy regulation.

REDEPLOYMENT OF RESOURCES
In 2001 we continued the process of redeploying key members of our bank management team and staff to optimize their talents and to increase operating efficiencies.

Two years ago, the beginning steps were taken to consolidate all three loan areas (Commercial, Retail and Mortgage). The first to be consolidated was the Retail Loan support area. This step was critical as it established new best practices, eliminated problematic issues and also established methods of checks and balances to mitigate risk and ensure control over general ledger accounts. The new Loan Center will be located at our corporate headquarters in Lorain.

In addition to the Loan Center concept, we began the process of reassigning bank branch management to other branches or departments where their talents could be better utilized. That redeployment process will continue in 2002.

HOPES FOR A BRIGHTER ECONOMY
Despite a sluggish holiday retail season, there were indications in the fourth quarter that the economy may be rebounding. Employment figures seem to be stabilizing and housing rates appear to be on the increase. At year-end, the national unemployment rate was hovering between five and six percent. Optimistically, that means 94 to 95 percent of our workforce is employed.

Locally, the automotive and steel industries are suffering. We are anxious to learn what the Ford Motor Company plans to do with its plants in the cities of Lorain and Avon Lake. We are hopeful that the auto giant will recognize what an asset our workforce is to their operations.

The Federal Reserve Board slashed interest rates 11 times in 2001, pushing the prime lending rate down to its lowest level since late 1965. Many economists believe the Fed's aggressive rate-cutting action will pave the way for a solid rebound in 2002.

Our long term strategies of diversifying the revenue stream through risk averse measures, in addition to our favorable reputation as a relationship driven organization-focused on shareholder expectations, is beginning to be recognized by investment bankers.

We are looking forward to the new year and the challenges that await. I appreciate the patience of our shareholders, the dedication of our staff and the loyalty of our tens of thousands of customers.

/s/Gary C. Smith
----------------
Gary C. Smith
President and
Chief Executive Officer

END PUBLISHED PAGE 5

Consolidated Balance Sheets
December 31,                                    2001          2000
----------------------------------------------------------------------
ASSETS:
Cash and due from banks (note 3). . . . . .$ 28,017,000  $ 22,011,000
Federal funds sold and short-term
  investments . . . . . . . . . . . . . . .   3,488,000     3,125,000
Securities (note 5):
  Available for sale, at fair value . . . . 117,628,000    79,518,000
  Held to maturity, at cost (fair value
   $17,485,000 and $43,982,000,respectively) 17,191,000    44,431,000
Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost . . . . . . . . . . .   3,582,000     3,152,000
                                           ---------------------------
Total securities. . . . . . . . . . . . . . 138,401,000   127,101,000
                                           ---------------------------
Loans (notes 6,7 and 11):
  Portfolio loans . . . . . . . . . . . . . 465,029,000   442,010,000
  Loans available for sale. . . . . . . . .  12,459,000     9,130,000
                                           ---------------------------
Total loans . . . . . . . . . . . . . . . . 447,488,000   451,140,000
  Reserve for loan losses . . . . . . . . .  (5,890,000)   (5,250,000)
                                           ---------------------------
Net loans . . . . . . . . . . . . . . . . . 471,598,000   445,890,000
                                           ---------------------------
Bank premises and equipment, net (note 8) .  10,520,000    11,251,000
Intangible assets (note 4). . . . . . . . .   3,470,000     3,847,000
Accrued interest receivable . . . . . . . .   3,796,000     4,694,000
Other assets (note 12). . . . . . . . . . .   5,113,000     4,093,000
Foreclosed assets . . . . . . . . . . . . .     123,000        98,000
                                           ---------------------------
TOTAL ASSETS. . . . . . . . . . . . . . . .$664,526,000  $622,110,000
                                           ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Deposits (note 9):
  Demand and other noninterest-bearing
    deposits. . . . . . . . . . . . . . . .$ 87,488,000  $ 83,093,000
  Savings, Market Access
    and passbook accounts . . . . . . . . . 253,506,000   219,618,000
  Certificates of deposit . . . . . . . . . 177,273,000   193,380,000
                                           ---------------------------
Total deposits. . . . . . . . . . . . . . . 518,267,000   496,091,000
                                           ---------------------------

Securities sold under repurchase agreements
  and other short-term borrowings (note 10)  48,170,000    39,391,000
Federal Home Loan Bank advances,
  short-term (note 11). . . . . . . . . . .  10,750,000    16,095,000
Federal Home Loan Bank advances,
  long-term (note 11) . . . . . . . . . . .  19,595,000     8,250,000
Accrued interest payable. . . . . . . . . .   1,131,000     1,901,000
Accrued taxes, expenses and other liabilities
  (notes 12 and 16) . . . . . . . . . . . .   4,475,000     3,857,000
                                           ---------------------------
TOTAL LIABILITIES . . . . . . . . . . . . . 602,388,000   565,585,000
                                           ---------------------------
SHAREHOLDERS' EQUITY: (notes 13 and 14)
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares outstanding, none (note 13)
  Common stock, $1.00 par: Shares authorized 15,000,000
   Shares issued 4,417,558 and 4,313,047, respectively and
   Shares outstanding 4,317,558 and 4,213,047,
      respectively (notes 13, 17, 18 and 19)  4,418,000     4,313,000
  Additional capital. . . . . . . . . . . .  26,238,000    24,336,000
  Retained earnings (note 15) . . . . . . .  33,125,000    30,584,000
  Accumulated other comprehensive
   income . . . . . . . . . . . . . . . . .   1,257,000       192,000
  Treasury stock at cost, 100,000
   and 100,000 shares, respectively . . . .  (2,900,000)   (2,900,000)
                                           ---------------------------
TOTAL SHAREHOLDERS' EQUITY                   62,138,000    56,525,000
                                           ---------------------------
Commitments and contingencies (notes 8 and 20)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $664,526,000 $ 622,110,000
                                           ---------------------------
See accompanying notes to consolidated financial statements

END PUBLISHED PAGE 6

Consolidated Statements of Income
Years ended December 31,           2001           2000          1999
------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans:
    Taxable  . . . . . . . . .$ 37,557,000   $ 39,010,000  $ 34,034,000
    Tax exempt . . . . . . . .       5,000         18,000        26,000
  Interest and dividends on
      securities:
    U.S. Treasury securities .      91,000        379,000     1,236,000
    U.S. Government agencies
     and corporations. . . . .   6,451,000      6,518,000     5,505,000
    States and political
     subdivisions. . . . . . .     446,000        249,000       220,000
    Other debt and equity
     securities. . . . . . . .     405,000        249,000       172,000
  Interest on Federal funds
    sold and other short-term
    investments. . . . . . . .     146,000        222,000       424,000
                              ------------------------------------------
TOTAL INTEREST INCOME. . . . .  45,101,000     46,645,000    41,617,000

INTEREST EXPENSE:
  Interest on deposits:
    Certificates of deposit,
     $100,000 and over . . . .   2,393,000      3,058,000     2,580,000
    Other deposits . . . . . .  12,225,000     12,941,000    10,254,000
  Interest on securities sold under
    repurchase agreements and other
    short-term borrowings. . .   1,120,000      1,889,000     1,242,000
  Interest on Federal Home Loan
    Bank advances. . . . . . .   1,260,000      1,321,000     1,517,000
                              ------------------------------------------
TOTAL INTEREST EXPENSE . . . .  16,998,000     19,209,000    15,593,000
                              ------------------------------------------
NET INTEREST INCOME. . . . . .  28,103,000     27,436,000    26,024,000
  Provision for loan
    losses (note 7). . . . . .   2,200,000      1,700,000     2,000,000
                              ------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES. . . . . . .  25,903,000     25,736,000    24,024,000
                              ------------------------------------------

NONINTEREST INCOME:
  Investment and Trust Services
    Division income. . . . . .   2,379,000      2,355,000     2,095,000
  Service charges on deposit
    accounts . . . . . . . . .   3,529,000      3,150,000     2,967,000
  Other service charges,
    exchanges and fees . . . .   3,056,000      2,804,000     2,798,000
  Gains on sales of
    securities (note 5). . . .     250,000            -0-           -0-
  Gains on sales of bank premises
    and equipment. . . . . . .         -0-          1,000       162,000
  Other income . . . . . . . .     234,000         60,000        76,000
                              ------------------------------------------
TOTAL OTHER INCOME . . . . . .   9,448,000      8,370,000     8,098,000

NONINTEREST EXPENSES:
  Salaries and employee benefits
   (notes 16, 17, 18 and 19) .  11,205,000     10,304,000    10,056,000
  Net occupancy expense of
   premises (note 8) . . . . .   1,471,000      1,576,000     1,521,000
  Furniture and equipment
   expenses (note 8) . . . . .   2,090,000      2,163,000     2,122,000
  Card-related expenses. . . .   1,283,000      1,133,000       988,000
  Supplies and postage . . . .   1,008,000        909,000       995,000
  Outside services . . . . . .     899,000        673,000       690,000
  Marketing and public
   relations . . . . . . . . .     564,000        567,000       419,000
  Ohio Franchise Tax . . . . .     622,000        553,000       573,000
  Other expenses . . . . . . .   3,596,000      3,398,000     3,275,000
                              ------------------------------------------
TOTAL OTHER EXPENSES . . . . .  22,738,000     21,276,000    20,639,000
                              ------------------------------------------
INCOME BEFORE INCOME TAXES . .  12,613,000     12,830,000    11,483,000
                              ------------------------------------------
INCOME TAXES (note 12) . . . .   4,048,000      4,400,000     3,842,000
                              ------------------------------------------
NET INCOME . . . . . . . . . . $ 8,565,000    $ 8,430,000   $ 7,641,000
                              ------------------------------------------
BASIC EARNINGS PER SHARE
  (note 2)(*). . . . . . . . .      $ 1.99        $  1.96       $  1.78
                              ------------------------------------------
DILUTED EARNINGS PER SHARE
  (note 2)(*). . . . . . . . .      $ 1.99        $  1.96       $  1.78
                              ------------------------------------------
DIVIDENDS DECLARED PER SHARE(*)     $ 1.02        $   .98       $   .88
                              ------------------------------------------

See accompanying notes to consolidated financial statements.

(*) All share and per share data has been adjusted to reflect the 2 percent stock dividends in 2001 and 2000.

END PUBLISHED PAGE 7

Consolidated Statements of Cash Flows

Years ended December 31,           2001           2000          1999
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Interest received . . . . . . $45,744,000    $45,978,000   $41,681,000
 Other income received . . . .   9,008,000      8,504,000     7,873,000
 Interest paid . . . . . . . . (17,768,000)   (18,818,000)  (15,570,000)
 Cash paid for salaries
  and employee benefits. . . . (11,517,000)   (10,264,000)  (10,013,000)
 Net occupancy expense of
  premises paid. . . . . . . .  (1,159,000)    (1,258,000)   (1,184,000)
 Furniture and equipment
  expenses paid. . . . . . . .    (777,000)      (814,000)     (847,000)
 Cash paid for supplies and
  postage. . . . . . . . . . .  (1,008,000)      (909,000)     (995,000)
 Cash paid for other
  operating expenses . . . . .  (5,654,000)    (4,970,000)   (5,521,000)
 Federal income taxes paid . .  (4,237,000)    (4,499,000)   (4,210,000)
                              ------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES. . . . .  12,632,000     12,950,000    11,214,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of
  securities held to maturity.  29,559,000        730,000       689,000
 Proceeds from maturities of
  securities available for sale 18,146,000     13,001,000    26,000,000
 Proceeds from sales of securities
  available for sale            28,064,000            -0-           -0-
 Purchases of securities
  held to maturity . . . . . .    (983,000)    (1,022,000)   (8,162,000)
 Purchases of securities
  available for sale           (85,102,000)   (15,650,000)  (25,203,000)
 Net (increase) in loans made
  to customers . . . . . . . . (27,980,000)   (33,053,000)  (50,326,000)
 Purchases of bank premises,
  equipment and intangible
  assets . . . . . . . . . . .    (894,000)    (1,703,000)   (1,876,000)
 Proceeds from sales of
  bank premises and equipment.      35,000         23,000       164,000
 Additions to other foreclosed
  assets . . . . . . . . . . .    (370,000)      (247,000)      (96,000)
 Net proceeds from liquidations
  of other foreclosed assets       296,000        296,000     1,400,000
                              ------------------------------------------
NET CASH USED IN INVESTING
 ACTIVITIES. . . . . . . . . . (39,229,000)   (37,625,000)  (57,410,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand
  and other noninterest-
  bearing deposits . . . . . .   4,395,000      2,439,000    (4,904,000)
 Net increase in savings,
  Market Access and passbook
  deposits . . . . . . . . . .  33,888,000     27,690,000     9,917,000
 Net increase (decrease) in
  certificates of deposit. . . (16,107,000)     9,131,000     7,970,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings. . . .   8,779,000    (21,731,000)   29,162,000
 Proceeds from Federal Home
  Loan Bank advances . . . . .  46,735,000      9,000,000    12,300,000
 Cash paid on Federal Home
  Loan Bank advances . . . . . (40,735,000)   (10,000,000)          -0-
 Proceeds from exercise of
  stock options and shares
  issued under LNBB Direct
  Stock Purchase and Dividend
  Reinvestment Plan  . . . . .     348,000         25,000        87,000
 Dividends paid. . . . . . . .  (4,337,000)    (4,086,000)   (3,794,000)
                              ------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES . . . . . . . . .  32,966,000     12,468,000    50,738,000
                              ------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . .   6,369,000    (12,207,000)    4,542,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR. . . . .  25,136,000     37,343,000    32,801,000
                              ------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR. . . . . . . . $31,505,000    $25,136,000   $37,343,000
                              ------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
NET INCOME . . . . . . . . . . $ 8,565,000    $ 8,430,000   $ 7,641,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization  1,625,000      1,667,000     1,612,000
  Amortization of intangible
   assets. . . . . . . . . . .     377,000        398,000       421,000
  Amortization of deferred loan
   fees and costs, net              72,000        312,000      (140,000)
  Provision for loan losses. .   2,200,000      1,700,000     2,000,000
  Decrease (increase) in accrued
   interest receivable . . . .     898,000       (637,000)     (372,000)
  Others, net. . . . . . . . .  (1,105,000)     1,080,000        52,000
                              ------------------------------------------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES. . . . . . . . . . $12,632,000    $12,950,000   $11,214,000
                              ------------------------------------------
See accompanying notes to consolidated financial statements.
END PUBLISHED PAGE 8

Consolidated Statements of Shareholders' Equity
                                                          Accumulated
Years Ended                                                   Other
December 31, 2001        Common    Additional   Retained   Comprehensive
2000 and 1999            Stock      Capital    Earnings    Income(Loss)
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1998      $4,223,000 $22,602,000   $24,210,000 $   541,000
                        ------------------------------------------------
Comprehensive income:
 Net income . . . . . .       -0-         -0-     7,641,000        -0-
 Change in unrealized
  loss on securities
  available for
  sale, net of tax. . .       -0-         -0-           -0-  (1,557,000)
Total comprehensive income
Cash dividends declared,
  $.88 per share. . . .       -0-         -0-    (3,794,000)       -0-
Issuance of 4,586 shares
  of common stock under
  stock option plans. .     4,000      83,000           -0-        -0-
                       ------------------------------------------------
Balance at
December 31, 1999      $4,227,000 $22,685,000   $28,057,000 $(1,016,000)
                       -------------------------------------------------
Years Ended                            Total
December 31, 2001       Treasury    Shareholders'
 2000 and 1999            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1998     (2,900,000)    $48,676,000
               ----------------------------------
Comprehensive income:
 Net income . . . . . .      -0-       7,641,000
 Change in unrealized
  loss on securities
  available for
  sale, net of tax. . .      -0-      (1,557,000)
                                      -----------
Total comprehensive income             6,084,000
Cash dividends declared,
  $.88 per share. . . .      -0-      (3,794,000)
Issuance of 4,586 shares
  of common stock under
  stock option plans. .      -0-          87,000
BALANCE AT         ------------------------------
DECEMBER 31, 1999   $ (2,900,000)    $51,053,000
                    ------------------------------

                                                            Accumulated
Years Ended                                                    Other
December 31, 2001        Common    Additional   Retained   Comprehensive
 2000 and 1999            Stock      Capital     Earnings   Income(Loss)
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1999      $4,227,000 $22,685,000   $28,057,000 $(1,016,000)
                        ------------------------------------------------
Comprehensive income:
 Net income. . . . . . .      -0-         -0-     8,430,000         -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .      -0-         -0-           -0-   1,208,000
Total comprehensive income
Cash dividends declared,
  $.98 per share . . . .      -0-         -0-    (4,191,000)        -0-
Issuance of 1,324 shares
  of common stock under
  stock option plans . .    2,000      23,000           -0-         -0-
Market value of stock
 issued in payment of
 2% stock dividend,
 84,562 shares . . . . .   84,000   1,628,000    (1,712,000)        -0-
BALANCE AT             ------------------------------------------------
DECEMBER 31, 2000      $4,313,000 $24,336,000   $30,584,000 $   192,000
                        ------------------------------------------------
Years Ended                            Total
December 31, 2001       Treasury    Shareholders'
 2000 and 1999            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 1999     (2,900,000)    $51,053,000
               ----------------------------------
Comprehensive income:
 Net income. . . . . . .     -0-       8,430,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .     -0-       1,208,000
                                      -----------
Total comprehensive income             9,638,000
Cash dividends declared,
  $.98 per share . . . .     -0-      (4,191,000)
Issuance of 1,324 shares
  of common stock under
  stock option plans . .     -0-          25,000

Market value of stock
  issued in payment of
  2% stock dividend,
  84,562 shares. . . . .     -0-             -0-
BALANCE AT     ----------------------------------
DECEMBER 31, 2000   $ (2,900,000)    $56,525,000
               ----------------------------------
                                                            Accumulated
Years Ended                                                    Other
December 31, 2001        Common    Additional   Retained   Comprehensive
 2000 and 1999            Stock      Capital     Earnings    Income(Loss)
------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2000      $4,313,000 $24,336,000   $30,584,000 $   192,000
                        ------------------------------------------------
Comprehensive income:
 Net income. . . . . . .      -0-         -0-     8,565,000         -0-
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .      -0-         -0-           -0-   1,065,000
Total comprehensive income
Cash dividends declared,
  $1.02 per share. . . .      -0-         -0-    (4,365,000)        -0-
Issuance of 9,431 shares
  of common stock under
  stock option plans . .   10,000     123,000           -0-         -0-
Issuance of 10,835 shares
  of common stock under LNBB
  Direct Stock Purchase and
  Dividend Reinvestment
  Plan . . . . . . . . .   11,000     204,000           -0-         -0-
Market value of stock
 issued in payment of
 2% stock dividend,
 84,225 shares . . . . .   84,000   1,575,000    (1,659,000)        -0-
BALANCE AT             ------------------------------------------------
DECEMBER 31, 2001      $4,418,000 $26,238,000   $33,125,000 $ 1,257,000
                        ------------------------------------------------
Years Ended                            Total
December 31, 2001       Treasury    Shareholders'
 2000 and 1999            Stock       Equity
-------------------------------------------------
BALANCE AT
DECEMBER 31, 2000     (2,900,000)    $56,525,000
               ----------------------------------

Comprehensive income:
 Net income. . . . . . .     -0-       8,565,000
 Change in unrealized
  gain on securities
  available for
  sale, net of tax . . .     -0-       1,065,000
                                      -----------
Total comprehensive income             9,630,000
Cash dividends declared,
  $1.02 per share. . . .     -0-      (4,365,000)
Issuance of 9,431 shares
  of common stock under
  stock option plans . .     -0-         133,000
Issuance of 10,835 shares
  of common stock under LNBB
  Direct Stock Purchase and
  Dividend Reinvestment
  Plan . . . . . . . . .     -0-         215,000
Market value of stock
  issued in payment of
  2% stock dividend,
  84,225 shares. . . . .     -0-             -0-
BALANCE AT     ----------------------------------
DECEMBER 31, 2001   $ (2,900,000)    $62,138,000
               ----------------------------------

See accompanying notes to consolidated financial statements.
All share and per share data has been adjusted to reflect the 2 percent stock dividend in 2001.

DISCLOSURE OF RECLASSIFICATION AMOUNT:

The following discloses the reclassification adjustments for Accumulated Other Comprehensive Income:

Years ended December 31,                  2001        2000       1999
-----------------------------------------------------------------------
Unrealized holding gains(losses)
 arising during the year, net of tax. .$1,230,000 $1,208,000 $(1,557,000)
Reclassification adjustment for gains
 included in net income, net
 of tax of $85,000, $0 and $0 for
 2001, 2000 and 1999, respectively . .    165,000        -0-         -0-
                                       ---------------------------------
Change in unrealized gain(loss) on
 securities available for sale, net
 of tax . . . . . . . . . . . . . . . .$1,065,000 $1,208,000 $(1,557,000)
                                      ---------------------------------
END PUBLISHED PAGE 9

 Notes to Consolidated Financial Statements

 December 31, 2001, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(a) PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and its wholly owned subsidiaries, The Lorain National Bank (the Bank) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC., a 49% owned subsidiary, is accounted for under the equity method. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly owned subsidiaries, The Lorain National Bank and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

(b) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management's estimates and assumptions include the reserve for loan losses, the realization of deferred tax assets, fair values of certain securities, the determination and carrying value of impaired loans, the carrying value of loans available for sale, the carrying value of other real estate, depreciation of premises and equipment, the projected benefit obligation, the actuarial present value of pension benefit obligations, net periodic pension expense and accrued pension costs recognized in the Corporation's financial statements. Estimates that are more susceptible to change in the near term include the reserve for loan losses and the fair value of certain securities.

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

(e) SECURITIES:
Debt securities are classified as held to maturity, trading, or available for sale. Securities which are classified as being held to maturity are stated at amortized cost based on the Corporation's intent and ability to hold until maturity. Securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. Securities classified as trading are carried at fair value with unrealized gains and losses included in earnings. Gains or losses on dispositions are based on net proceeds and the carrying value of securities sold, using the specific identification method. A decline in fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in establishment of a new cost basis for the security.

(f) LOANS AVAILABLE FOR SALE:
The Bank has identified certain mortgage and commercial loans which may be sold prior to maturity. These loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized in a valuation allowance and by charges to income.

(g) RESERVE FOR LOAN LOSSES:
Because some loans may not be repaid in full, a reserve for loan losses is recorded. This reserve is increased by provisions charged to earnings and is reduced by loan charge-offs, net of recoveries. Estimating the risk of loss on any loan is necessarily subjective. Accordingly, the reserve is maintained by Management at a level considered adequate to cover probable loan losses inherent in the loan portfolio that are currently anticipated based on Management's evaluation of several key factors including information about specific borrower situations, their financial position and collateral values, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The reserve for loan losses is based on estimates using currently available information, and ultimate losses may vary from current estimates due to changes in circumstances. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. While Management may periodically allocate portions of the reserve for specific problem situations, the entire reserve is available for any charge-offs that may occur. Charge-offs are made against the reserve for loan losses when Management concludes that it is probable that all or a portion of a loan is uncollectible. After a loan is charged-off, collection efforts continue and future recoveries may occur.
END PUBLISHED PAGE 10

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the loans initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded investment in the loan, an impairment reserve is established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending upon the adequacy of the reserve for loan losses. The provision for loan losses is determined based on Management's evaluation of the loan portfolio and the adequacy of the reserve for loan losses under current economic conditions and such other factors which, in Management's judgment, deserve current recognition.

(h) BANK PREMISES AND EQUIPMENT:
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets. Upon the sale or other disposition of assets, the cost and related accumulated depreciation are retired and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Software costs related to externally developed systems are capitalized at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful life.

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

(j) FORECLOSED ASSETS:
Foreclosed assets represents properties acquired through customer loan default. The real estate and other tangible assets acquired through foreclosure are carried as Foreclosed assets on the Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

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

(p) RECLASSIFICATIONS:
Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

(q) EMPLOYEE STOCK OWNERSHIP PLAN AND 401(K) PROFIT SHARING PLAN AND TRUST:
These two qualified defined contribution plans are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions" and under the provisions of Statement of

Position 93-6 "Employers Accounting for Employee Stock Ownership Plans", as applicable.

(r) RETIREMENT PENSION PLAN:
The qualified defined benefit pension plan is accounted for under the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions".

(s) REPORTING COMPREHENSIVE INCOME:
Effective January 1, 1999, the Corporation adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. As required, the Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders' equity.



END PUBLISHED PAGE 11

(2) EARNINGS PER SHARE:
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. The weighted average number of shares outstanding and the earnings per share during each year presented has been adjusted to reflect a two percent stock dividend in 2001. Basic and diluted earnings per share is calculated as follows:

For the Years ended December 31,              2001         2000        1999
-----------------------------------------------------------------------------
Weighted average shares outstanding used in
   Basic Earnings Per Share calculation . .4,298,596    4,294,748   4,289,745
Dilutive effect of incentive stock options.    1,312        4,168       6,761
                                         ------------------------------------
Weighted average shares outstanding used in
   Diluted Earnings Per Share calculation .4,299,908    4,298,916   4,296,506
                                         ------------------------------------
NET INCOME. . . . . . . . . . . . . . . . $8,565,000   $8,430,000  $7,641,000
                                         ------------------------------------
BASIC EARNINGS PER SHARE. . . . . . . . . $     1.99   $     1.96  $     1.78
                                         ------------------------------------
DILUTED EARNINGS PER SHARE. . . . . . . . $     1.99   $     1.96  $     1.78
                                         ------------------------------------

(3) CASH AND DUE FROM BANKS:
In order to meet deposit reserve requirements, the Bank is required to maintain cash on hand and reserve balances at the Federal Reserve Bank. Cash and due from banks included approximately $10,076,000 and $9,466,000 at December 31, 2001 and 2000, respectively, to meet these deposit reserve requirements.

The average balances maintained in cash on hand and in reserve balances at the Federal Reserve Bank to meet deposit reserve requirements approximated $10,078,000 and $8,965,000, during 2001 and 2000, respectively.

(4) INTANGIBLE ASSETS:
The Corporation accounts for intangible assets under the provisions of Statement of Financial Accounting Standard No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The following intangible assets and related amortization arising from a 1997 branch acquisition and included in the accompanying consolidated financial statements are summarized as follows at December 31, net of accumulated amortization:
                                        2001                   2000
------------------------------------------------------------------------
Goodwill. . . . . . . . . . . . . . $ 2,827,000            $ 3,091,000
Core deposit intangible . . . . . .     643,000                756,000
                                   -------------------------------------
Total intangible assets . . . . . . $ 3,470,000            $ 3,847,000
                                   =====================================
Amortization expense for intangible assets totaled $377,000, $398,000 and $421,000 in 2001, 2000 and 1999, respectively.

END PUBLISHED PAGE 12

(5) SECURITIES:
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2001 and 2000 follow:
                                        Gross       Gross
                          Amortized   Unrealized  Unrealized   Fair
DECEMBER 31, 2001           Cost        Gains       Losses     Value
------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury
   securities. . . . . . $  1,080,000 $    5,000 $      -0-  $  1,085,000
  U.S. Government agencies
   and corporations. . .  103,308,000  1,907,000   (130,000)  105,085,000
  States and political
   subdivisions             7,245,000     51,000    (36,000)    7,260,000
  Equity securities. . .    4,096,000    102,000        -0-     4,198,000
                         -----------------------------------------------
Total securities
 available for sale. . .  115,729,000  2,065,000   (166,000)  117,628,000
                         -----------------------------------------------
Securities held to maturity:
  U.S.Government agencies
   and corporations. . .   13,386,000    265,000        -0-    13,651,000
  States and political
   subdivisions. . . . .    3,805,000     92,000    (63,000)    3,834,000
                         -----------------------------------------------
Total securities held
 to maturity . . . . . .   17,191,000    357,000    (63,000)   17,485,000
                         -----------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank stock 3,582,000        -0-        -0-     3,582,000
                         -----------------------------------------------
Total securities . . . . $136,502,000 $2,422,000  $(229,000) $138,695,000
                         -----------------------------------------------


DECEMBER 31, 2000
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
                         -----------------------------------------------
Total securities . . . . $126,809,000 $581,000 $ (738,000) $126,652,000
                         -----------------------------------------------

The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 2001 follow:

                                                              Fully-Tax
                                   Amortized         Fair    Equivalent
DECEMBER 31, 2001                     Cost            Value     Yield
------------------------------------------------------------------------
Securities available for sale:
  Due within 1 year. . . . . . .$ 10,558,000    $ 10,774,000      5.85%
  After 1 but within 5 years . .  57,449,000      58,785,000      5.32
  After 5 but within 10 years. .  14,168,000      14,352,000      6.05
  After 10 years . . . . . . . .  33,554,000      33,717,000      5.42
                                ----------------------------------------
Total securities available . . . 115,729,000     117,628,000      5.49
    for sale                    ----------------------------------------

Securities held to maturity:
  Due within 1 year. . . . . . .     702,000         709,000      7.13
  After 1 but within 5 years . .   7,493,000       7,630,000      5.90
  After 5 but within 10 years. .   6,445,000       6,593,000      5.52
  After 10 years . . . . . . . .   2,551,000       2,553,000      7.74
                                ----------------------------------------
Total securities held to maturity 17,191,000      17,485,000      6.09
                                ----------------------------------------
Total securities . . . . . . . .$132,920,000    $135,113,000      5.57%
                                ----------------------------------------

There were no sales of securities in 1999 or 2000. During 2001, proceeds from the sale of securities were $32,842,000 resulting in gross realized gains of $250,000. All other redemptions during these three years were in the form of proceeds at maturity or calls by the issuers of debt. The carrying value of securities pledged to secure trust, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $112,937,000 and $112,173,000 at December 31, 2001 and 2000,
respectively. The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. The securities portfolio contained approximately $3,017,000 and $2,261,000 in non-rated securities of states and political subdivisions at December 31, 2001 and 2000, respectively. Based upon yield, term to maturity and market risk, the valuation service estimated the fair value of these securities to be $3,035,000 and $2,288,000 at December 31, 2001 and 2000, respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 2001 and 2000.



END PUBLISHED PAGE 13

(6) TRANSACTIONS WITH RELATED PARTIES:
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made with substantially the same terms and conditions as transactions with non-related parties. An analysis of loans outstanding to related parties follows:
Years ended December 31,                     2001                2000
-------------------------------------------------------------------------
Aggregate amount beginning of year      $ 14,160,000        $ 11,434,000
Additions (deductions):
   New loans                               3,899,000           3,805,000
   Repayments                             (1,705,000)         (1,418,000)
   Changes in directors and officers
     and/or their affiliations, net           69,000             339,000
                                        ---------------------------------
Aggregate amount end of year            $ 16,423,000        $ 14,160,000
                                        ---------------------------------
(7) LOANS AND RESERVE FOR LOAN LOSSES:
Loan balances at December 31, 2001 and 2000 are summarized as follows:

December 31,                                      2001          2000
------------------------------------------------------------------------
Real estate loans (includes loans secured primarily by real estate only):
  Construction and land development. . . . . $ 38,045,000  $ 36,030,000
  One to four family residential . . . . . .  201,080,000   199,869,000
  Multi-family residential . . . . . . . . .    3,930,000     7,829,000
  Non-farm non-residential properties. . . .  142,248,000   109,536,000
Commercial and industrial loans. . . . . . .   43,220,000    39,609,000
Personal loans to individuals:
  Auto, single payment and installment . . .   43,705,000    52,462,000
  Credit card and related plans. . . . . . .    4,862,000     5,216,000
Obligations of states and political subdivisions      -0-       196,000
All other loans. . . . . . . . . . . . . . .      398,000       393,000
                                             ---------------------------
TOTAL LOANS. . . . . . . . . . . . . . . . .  477,488,000   451,140,000
 Reserve for loan losses . . . . . . . . . .   (5,890,000)   (5,250,000)
                                             ---------------------------
NET LOANS. . . . . . . . . . . . . . . . . . $471,598,000  $445,890,000
                                             ---------------------------

Activity in the reserve for loan losses for 2001, 2000 and 1999 is summarized as follows:

Years ended December 31,           2001           2000           1999
------------------------------------------------------------------------
Balance at beginning of year. . $5,250,000     $4,667,000    $3,483,000
Provision for loan losses . . .  2,200,000      1,700,000     2,000,000
Loans charged-off . . . . . . . (1,739,000)    (1,333,000)   (1,050,000)
Recoveries on loans previously
 charged-off. . . . . . . . . .    179,000        216,000       234,000
                               -----------------------------------------
BALANCE AT END OF YEAR. . . . . $5,890,000     $5,250,000    $4,667,000
                               -----------------------------------------
At December 31, 2001 and 2000, $8,868,000 and $9,008,000 respectively, of commercial loans were available for sale in the secondary market. At December 31, 2001 and 2000 the market value of commercial loans available for sale equaled or exceeded its carrying value. At December 31, 2001 and 2000, $3,591,000 and $122,000, respectively of mortgage loans were available for sale in the secondary market. At December 31, 2001, the market value of mortgage loans available for sale was less than its carrying value and was written down by $32,000. At December 31, 2000, the market value of mortgage loans available for sale equaled or exceeded their carrying value. At December 31, 2001, the Bank had no firm commitments for the sale of mortgage loans.

Information regarding impaired loans is as follows:

Years ended December 31             2001          2000          1999
------------------------------------------------------------------------
Year-end impaired loans
 with no allowance for
 loan losses specifically
 allocated. . . . . . . . . .  $3,977,000    $1,109,000    $        -0-
Year-end impaired loans
 with allowance for loan
 losses specifically
 allocated. . . . . . . . . .   7,664,000     3,918,000      $2,232,000
Amount of the allowance
 allocated. . . . . . . . . .   1,909,000       847,000         190,000
Average of impaired loans
 during the year. . . . . . .     978,000     1,230,000       2,925,000
Interest income recognized
 during impairment. . . . . .      60,000        72,000         283,000
Cash-basis interest income
 recognized . . . . . . . . .         -0-           -0-             -0-
------------------------------------------------------------------------

END PUBLISHED PAGE 14

(8)BANK PREMISES, EQUIPMENT AND LEASES:
Bank premises and equipment are summarized as follows:

December 31,                                        2001           2000
------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . .$ 1,896,000    $ 1,896,000
Buildings. . . . . . . . . . . . . . . . . . .  9,338,000      9,243,000
Equipment. . . . . . . . . . . . . . . . . . . 15,769,000     16,750,000
Leasehold improvements . . . . . . . . . . . .    688,000        688,000
                                              --------------------------
Total Costs. . . . . . . . . . . . . . . . . . 27,691,000     28,577,000
                                              --------------------------
Less accumulated depreciation
 and amortization. . . . . . . . . . . . . . . 17,171,000     17,326,000
                                              --------------------------
TOTAL. . . . . . . . . . . . . . . . . . . . .$10,520,000    $11,251,000
                                              --------------------------
Depreciation and amortization of Bank premises and equipment charged to noninterest expenses amounted to $1,368,000 in 2001, $1,440,000 in 2000 and $1,407,000 in 1999. Amortization of purchased software charged to noninterest expenses amounted to $257,000 in 2001, $227,000 in 2000 and $205,000 in 1999.

At December 31, 2001, the Bank was obligated to pay rental commitments under noncancelable operating leases on branch offices and certain equipment as follows:

     Year Ending                     Branch
     December 31,                    Offices       Equipment
  -----------------------------------------------------------
       2002. . . . . . . . . . . . .$195,000       $ 5,000
       2003. . . . . . . . . . . . . 179,000         5,000
       2004. . . . . . . . . . . . .  67,000         5,000
       2005. . . . . . . . . . . . .  52,000         5,000
       2006. . . . . . . . . . . . .  41,000         5,000
       2007 and thereafter . . . . .  45,000           -0-
                                  ---------------------------
      Total. . . . . . . . . . . . .$579,000       $25,000
                                  ---------------------------

Rentals paid under leases on branch offices and equipment, respectively, amounted to $241,000 and $5,000 in 2001, $265,000 and $4,000 in 2000 and
$265,000 and $10,000 in 1999.

(9) DEPOSITS:
Deposit balances at December 31, 2001 and 2000 are summarized as follows:
December 31,                                        2001           2000
------------------------------------------------------------------------
Demand and other noninterest-bearing deposits:
  Individuals, partnerships
   and corporations. . . . . . . . . . . . . .$ 77,991,000  $ 72,956,000
  U.S. Government. . . . . . . . . . . . . . .     133,000       144,000
  States and political subdivisions. . . . . .   4,318,000     5,458,000
  Certified, official, travelers
   checks and other. . . . . . . . . . . . . .   5,046,000     4,535,000
                                              --------------------------
Total demand and other noninterest-
 bearing deposits. . . . . . . . . . . . . . .  87,488,000    83,093,000
                                              --------------------------
Savings and passbook accounts:
  Individuals and non-profit organizations . . 209,265,000   190,570,000
  Corporations and profit organizations. . . .  44,241,000    29,048,000
                                              --------------------------
Total savings and passbook accounts. . . . . . 235,506,000   219,618,000
                                              --------------------------
Certificates of deposit:
  Individuals, partnerships and
    corporations . . . . . . . . . . . . . . . 154,679,000   169,544,000
  States and political subdivisions. . . . . .  22,594,000    23,836,000
                                              --------------------------
Total certificates of deposit. . . . . . . . . 177,273,000   193,380,000
                                              --------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . .$518,267,000  $496,091,000
                                              --------------------------
The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $40,690,000 and $42,238,000 at December 31,
2001 and 2000, respectively.

The maturity distribution of certificates of deposit as of December
31, 2001 and 2000 follows:
                                      After 3           After 6
                                      Months            Months
                      Within 3        But Within        But Within
                      Months          6 Months          1 Year
------------------------------------------------------------------------
December 31, 2001. . $51,135,000     $33,740,000        $36,387,000
                     ---------------------------------------------------
December 31, 2000. . $64,404,000     $33,470,000        $51,909,000
                     ---------------------------------------------------

                      After 1         After 2
                      Year But        Years But
                      Within          Within
                      2 Years         5 Years           Total
------------------------------------------------------------------------
December 31, 2001. . $37,084,000     $18,927,000      $177,273,000
                     ---------------------------------------------------
December 31, 2000. . $32,463,000     $11,134,000      $193,380,000
                     ---------------------------------------------------

END PUBLISHED PAGE 15

(10) SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM
BORROWINGS:

Information relating to short-term borrowings for the years ended
December 31, 2001, 2000 and 1999 follows:

December 31,                        2001          2000           1999
------------------------------------------------------------------------
Securities sold under repurchase agreements and other short-term borrowings
  At December 31:
    Outstanding. . . . . . . . .$48,170,000   $39,391,000    $52,122,000
    Interest rate. . . . . . . .     2.01%         5.41%          4.48%
  Average for the year:
    Outstanding. . . . . . . . .$32,989,000   $33,734,000    $28,892,000
    Interest rate. . . . . . . .     3.36%         5.56%          4.27%
  Maximum month-end outstanding.$48,170,000   $42,378,000    $52,122,000

The Bank maintains a $40,000,000 line of credit with the FHLB which matures on August 2, 2002. At December 31, 2001, the Bank borrowed $19,000,000 under this line of credit while having credit available in the amount of $21,000,000.

The Bank maintains a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of the line of credit varies on a monthly basis. The level of the line is equal to 85% of the balances of qualified home equity loans that are pledged as collateral for the line. At December 31, 2001 the Bank had pledged approximately $35,335,000 resulting in an available line of credit of approximately $30,000,000. The Bank has not made a draw against this line of credit since December of 1999.

(11) FEDERAL HOME LOAN BANK ADVANCES,
SHORT-TERM:
Information relating to short-term Federal Home Loan Bank advances for the years ended December 31, 2001, 2000 and 1999 follows:

December 31,                           2001        2000      1999
-----------------------------------------------------------------------
Federal Home Loan Bank advances, short-term
 At December 31:
   Outstanding. . . . . . . . . . .$10,755,000 $16,095,000 $15,000,000
   Interest rate. . . . . . . . . . 4.27-6.31%  4.88-6.85%  4.76-5.53%
Average for the year:
   Outstanding. . . . . . . . . . .$24,077,000 $ 8,941,000 $ 6,693,000
   Interest rate. . . . . . . . . .   4.88%       5.16%       5.45%
Maximum month-end outstanding . . .$27,485,000 $16,095,000 $15,000,000

LONG-TERM:
Lorain National Bank is a voluntary member of the Federal Home Loan Bank of Cincinnati (FHLB). Long-term advances from the FHLB with maturities and fixed interest rates thereon at December 31, 2001 and 2000 are as follows:

  Maturity             Interest Rate        2001          2000
  ---------------------------------------------------------------
  2002                   4.27-6.31%. . .$       -0-   $ 8,250,000
  2003                   3.16-4.95%. . . 19,595,000           -0-
                                        -------------------------
  TOTAL                  . . . . . . . .$19,595,000   $ 8,250,000
                                        -------------------------

At December 31, 2001, pledged as collateral for FHLB advances were all of the shares of FHLB stock owned by the Bank, and qualified mortgage loans totaling $66,616,000. At December 31, 2001, Lorain National Bank was approved for $66,360,000 of FHLB advances. The Bank is required to own FHLB stock equal to 5% of the FHLB advances outstanding and owned $3,318,000 at December 31, 2001. At December 31, 2001, the amount of credit available to the Bank from the FHLB was $17,015,000. The Bank is eligible to purchase additional FHLB stock, if needed, and thereby increase the amount of credit available.


END PUBLISHED PAGE 16

(12) INCOME TAXES:
The annual provision for income taxes consists of the following:

Years ended December 31,          2001           2000           1999
------------------------------------------------------------------------
INCOME TAXES
  Federal Current Expense. . . $4,361,000     $4,743,000     $4,448,000
  Federal Deferred (Benefit) .   (313,000)      (348,000)      (627,000)
  State Current Expense. . . .        -0-          5,000         21,000
                              ------------------------------------------
TOTAL INCOME TAXES . . . . . . $4,048,000     $4,400,000     $3,842,000
                              ------------------------------------------

The following presents a reconciliation of the total income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 35 percent to income before income taxes.

Years ended December 31,          2001           2000           1999
------------------------------------------------------------------------
Computed "expected" tax
 expense . . . . . . . . . . . $4,414,000     $4,491,000     $4,019,000
 Increase (reduction) in income
  taxes resulting from:
   Tax exempt interest on
    obligations of states
    and political subdivisions   (139,000)       (82,000)       (76,000)
   State income taxes net of
    Federal benefit. . . . . .        -0-          3,000         14,000
   Other, net. . . . . . . . .   (227,000)       (12,000)      (115,000)
                              ------------------------------------------
TOTAL INCOME TAXES . . . . . . $4,048,000     $4,400,000     $3,842,000
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

December 31,                                       2001        2000
-----------------------------------------------------------------------
Deferred Federal tax assets:
  Reserve for loan losses . . . . . . . . . . . $2,003,000  $1,608,000
  Deferred compensation . . . . . . . . . . . .    352,000     288,000
  Accrued vacation payable. . . . . . . . . . .    167,000     159,000
  Intangible asset amortization . . . . . . . .     89,000      80,000
  Accrued pension payable . . . . . . . . . . .     34,000      88,000
  Other, net. . . . . . . . . . . . . . . . . .     39,000      20,000
                                               ------------------------
Total deferred Federal tax assets . . . . . . .  2,684,000   2,243,000

Deferred Federal tax liabilities:
  Bank premises and equipment depreciation. . .   (344,000)   (315,000)
  FHLB stock dividends. . . . . . . . . . . . .   (297,000)   (227,000)
  Unrealized gain on securities available for sale(646,000)    (99,000)
  Accrued loan fees and costs . . . . . . . . .   (141,000)   (122,000)
  Deferred charges. . . . . . . . . . . . . . .    (89,000)    (79,000)
                                               ------------------------
Total deferred Federal tax liabilities. . . . . (1,517,000)   (842,000)
                                               ------------------------
NET DEFERRED FEDERAL TAX ASSETS . . . . . . . . $1,167,000  $1,401,000
                                               ------------------------
END PUBLISHED PAGE 17

(13) SHAREHOLDERS' EQUITY:
PREFERRED STOCK
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2001, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.

COMMON STOCK:
The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 4,317,558 and 4,213,047 at December 31, 2001, and December 31, 2000, respectively.

The Board of Directors of LNB Bancorp, Inc. declared a two percent stock dividend, paid on July 2, 2001, to shareholders of record on June 12, 2001. The two percent stock dividend increased LNB Bancorp Inc.'s. common stock outstanding by 84,225 shares. Cash was issued in lieu of fractional shares.

The Board of Directors of LNB Bancorp, Inc. declared a two percent stock dividend, paid on July 1, 2000, to shareholders of record on June 12, 2000. The two percent stock dividend increased LNB Bancorp Inc.'s. common stock outstanding by 84,562 shares. Cash was issued in lieu of fractional shares.

COMMON STOCK REPURCHASE PLAN AND TREASURY STOCK:
On May 20, 1997, the Board of Directors authorized the repurchase of up to 100,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other Corporate purposes. At December 31, 2001 and at December 31, 2000, LNB Bancorp, Inc. held 100,000 shares of common stock as Treasury Stock under this plan for a total cost of $2,900,000. During 2001, 2000 and 1999, no shares were issued out of Treasury Stock.

SHAREHOLDER RIGHTS PLAN:
On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. adopted a Shareholder Rights Plan. The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in LNB Bancorp, Inc., other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the

Corporation having characteristics comparable to the Corporation's Common Shares, at 50% of market value. This would likely dramatically dilute the potential acquirer's ownership level and voting power, making an acquisition of the Corporation without prior Board approval prohibitively expensive.

The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding LNB Bancorp, Inc. Common Share held as of the close of business on November 6, 2000. One Preferred Share Purchase Right will also be distributed for each Common Share issued after November 6, 2000. Each right entitles the registered holder to purchase from LNB Bancorp, Inc. Units of a new series of Voting Preferred Shares, no par value, at 50 percent of market value, if a person or group acquires 15 percent or more of LNB Bancorp, Inc.'s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common Share. A complete description of the distribution, exercise, and the terms of the rights are set forth in a Shareholder Rights Agreement dated October 24, 2000 between LNB Bancorp, Inc. and Registrar and Transfer Company as Rights Agent. The Shareholder Rights Agreement was filed with the Securities and Exchange Commission in a Form 8-A Filing on November 6, 2000.

DIVIDENDS:
Total cash dividends declared per share for 2001 increased $.04 or four percent, to $1.02 per share, up from $.98 per share in 2000. Total cash dividends declared in 2001, including the $.02 EXTRA dividend declared by the Board of Directors in November, rose to $4,365,000. In each of the last 14 years, the Board of Directors has approved an increase in the regular cash dividend, with the 2001 dividend representing a 211% increase from 1991 when $1,404,000 in total cash dividends were declared.

LNBB DIRECT STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN:
The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation's common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation issued 10,835 shares pursuant to the Plan in 2001 while 37,667 shares were purchased in the open market at the current market price. During 2000, stock for the former Plan was purchased in the open market at the current market price.

DIVIDEND RESTRICTIONS:
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years' retained earnings. At December 31, 2001, approximately $11,900,000 of the Bank's retained earnings were available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation's regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

END PUBLISHED PAGE 18

(14) REGULATORY CAPITAL:
The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, and State of Ohio laws and regulations, including the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from "well capitalized" to "critically undercapitalized". These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution's semi-annual FDIC deposit insurance premium assessments.

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

The Corporation continued to maintain a strong capital position during 2001. Total capital (Tier 1 and Tier 2) amounted to $63.3 million at December 31, 2001, representing 13.17% of net risk-adjusted assets compared with $57.6 million and 13.06%, respectively, at December 31, 2000. Tier 1 capital of $57.4 million at year-end 2001 represented 11.95% of risk weighted assets, compared with $52.5 million and 11.88% at year-end 2000.

At December 31, 2001 and 2000, the capital ratios for the Corporation and its wholly owned subsidiary, Lorain National Bank, exceeded the above ratios required to be "well capitalized". The "well capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency's most recent notification, with an examination date of February 26, 2001, categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank's category.

Analysis of Lorain National Bank and LNB Bancorp, Inc.'s Regulatory Capital and Regulatory Capital Requirements

                                 Minimum Required      Minimum Required
December 31          Actual    To Be Well Capitalized      Capital
------------------------------------------------------------------------
(amounts in thousands)
                Amount    Ratio     Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------
2001 Total capital (to risk weighted assets)
  Consolidated. .$63,252   13.17%    $48,018  10.00%     $38,414   8.00%
  Bank. . . . . .$59,571   12.42%    $47,935  10.00%     $38,348   8.00%
2001 Tier 1 capital (to risk weighted assets)
  Consolidated. .$57,362   11.95%    $28,811   6.00%     $19,207   4.00%
  Bank. . . . . .$49,681   10.36%    $28,761   6.00%     $19,174   4.00%
2001 Tier 1 capital (to average assets)
  Consolidated. .$57,362    9.08%    $31,575   5.00%     $25,260   4.00%
  Bank. . . . . .$49,681    7.88%    $31,541   5.00%     $25,232   4.00%
2000 Total capital (to risk weighted assets)
  Consolidated. .$57,637   13.06%    $44,194   10.0%     $35,355    8.0%
  Bank. . . . . .$54,464   12.34%    $44,127   10.0%     $35,302    8.0%
2000 Tier 1 capital (to risk weighted assets)
  Consolidated. .$52,486   11.88%    $26,516    6.0%     $17,677    4.0%
  Bank. . . . . .$45,214   10.24%    $26,476    6.0%     $17,651    4.0%
2000 Tier 1 capital (to average assets)
  Consolidated. .$52,486    8.68%    $30,183    5.0%     $24,146    4.0%
  Bank. . . . . .$45,214    7.50%    $30,156    5.0%     $24,125    4.0%




END PUBLISHED PAGE 19

(15)PARENT COMPANY:
Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiary. Condensed financial information of LNB Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS
December 31,                                     2001           2000
------------------------------------------------------------------------
ASSETS:
Cash. . . . . . . . . . . . . . . . . . . . .$ 1,245,000    $ 1,177,000
Short-term investments. . . . . . . . . . . .  3,488,000      3,125,000
Investment in subsidiaries
 at equity in underlying
 value of its net assets. . . . . . . . . . . 54,464,000     49,263,000
Securities available for sale . . . . . . . .    152,000         88,000
Note receivable - subsidiary
 (6.80% due 1/1/2007) . . . . . . . . . . . .  4,000,000      4,000,000
Other assets. . . . . . . . . . . . . . . . .     15,000         25,000
                                             ---------------------------
Totals assets . . . . . . . . . . . . . . . .$63,364,000    $57,678,000
                                             ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities . . . . . . . . . . . . . . . . .$ 1,226,000    $ 1,153,000
Shareholders' equity. . . . . . . . . . . . . 62,138,000     56,525,000
                                             ---------------------------
Total liabilities and shareholders' equity. .$63,364,000    $57,678,000
                                             ---------------------------
CONDENSED STATEMENTS OF INCOME
Years ended December 31,           2001           2000           1999
------------------------------------------------------------------------
INCOME:
Cash dividends from subsidiary $ 4,365,000    $ 4,191,000   $ 3,794,000
Interest and other income. . .     466,000        445,000       663,000
                              ------------------------------------------
                                 4,831,000      4,636,000     4,457,000
EXPENSES:
Other expenses . . . . . . . .     376,000        334,000       238,000
                              ------------------------------------------
Income before income taxes and
 equity in undistributed
 net income of subsidiary. . .   4,455,000      4,302,000     4,219,000
Income tax expense . . . . . .      26,000         55,000       159,000
Equity in undistributed net
 income of subsidiary. . . . .   4,136,000      4,183,000     3,581,000
                              ------------------------------------------
NET INCOME . . . . . . . . . . $ 8,565,000    $ 8,430,000   $ 7,641,000
                              ------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,           2001           2000          1999
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Dividends from subsidiary. . . $ 4,365,000    $ 4,191,000   $ 3,794,000
Other, net . . . . . . . . . .     119,000         55,000       280,000
                              ------------------------------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES. . . . .   4,484,000      4,246,000     4,074,000
                              ------------------------------------------
CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES:
Purchases of securities
 available for sale                (64,000)           -0-           -0-
Proceeds from subsidiary on
 note receivable . . . . . . .         -0-            -0-     4,000,000
Proceeds from exercise of
 stock options and shares
 issued under LNBB Direct
 Stock Purchase and Dividend
 Reinvestment Plan . . . . . .     348,000         25,000        87,000
Dividends paid to subsidiary .         -0-            -0-    (4,000,000)
Dividends paid to shareholders  (4,337,000)    (4,086,000)   (3,794,000)
                              ------------------------------------------
NET CASH USED IN INVESTING
 AND FINANCING ACTIVITIES. . .  (4,053,000)    (4,061,000)   (3,707,000)
                              ------------------------------------------
NET INCREASE IN
 CASH AND CASH EQUIVALENTS . .     431,000        185,000       367,000
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR . . . . . .   4,302,000      4,117,000     3,750,000
                              ------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR . . . . . . . . . $ 4,733,000    $ 4,302,000   $ 4,117,000
                              ------------------------------------------

END PUBLISHED PAGE 20

(16) RETIREMENT PENSION PLAN:
The Bank's non-contributory defined benefit pension plan covers substantially all of its employees. In general, benefits are based on years of service and the employee's level of compensation. The Bank's funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs. At December 31, 2001, approximately 59% of plan assets were invested in corporate equities and 35% in U.S. Treasury securities, with the remaining in cash equivalents.

The net periodic pension costs charged to other expenses amounted to $313,000 in 2001, $95,000 in 2000, and $33,000 in 1999. At December 31,
2000 there were 237 participants in the plan. The following table sets forth the defined benefit pension plan's Change in Projected Benefit Obligation and Change in Plan Assets and Funded Status including Prepaid (Accrued) Liability for the years ended December 31, 2001, 2000 and 1999.

Years ended December 31,          2001          2009          1999
------------------------------------------------------------------------
Change in projected benefit obligation:
Projected benefit obligation
  at beginning of year. . . .$(10,100,000) $ (9,672,000) $ (9,064,000)
 Service cost . . . . . . . .    (531,000)     (474,000)     (408,000)
 Interest cost. . . . . . . .    (636,000)     (571,000)     (553,000)
 Actuarial gain(loss) . . . .      22,000      (399,000)        2,000
 Benefits paid. . . . . . . .     395,000     1,016,000       351,000
                             -------------------------------------------
Projected benefit obligation
  at end of year. . . . . . .$(10,850,000) $(10,100,000) $ (9,672,000)
                             -------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year . . . . .$ 10,101,000  $ 11,704,000  $ 10,659,000
 Actual return (loss)
  on plan assets. . . . . . .    (512,000)     (587,000)    1,396,000
 Employer contributions . . .     471,000           -0-           -0-
 Benefits paid. . . . . . . .    (395,000)   (1,016,000)     (351,000)
                             -------------------------------------------
Fair value of plan assets
  at end of year. . . . . . .$  9,665,000  $ 10,101,000  $ 11,704,000
                             -------------------------------------------
Funded status . . . . . . . .$ (1,185,000) $      1,000  $  2,032,000
 Unrecognized net gain
  subsequent to transition. .   1,207,000      (103,000)   (2,006,000)
 Unamortized prior service cost  (122,000)     (156,000)     (190,000)
                             -------------------------------------------
Accrued Liability . . . . . .$   (100,000) $   (258,000) $   (164,000)
                             -------------------------------------------

Net Periodic Pension Cost consisted of the following:

Years ended December 31,          2000           1999           1998
------------------------------------------------------------------------
Service cost. . . . . . . . . $   531,000    $   474,000    $   408,000
Interest cost on projected
 benefit obligation . . . . .     636,000        571,000        553,000
Expected return on plan assets   (819,000)      (873,000)      (838,000)
Amortization of transition
 net asset. . . . . . . . . .         -0-            -0-        (25,000)
Amortization of unrecognized
 prior service liability. . .     (35,000)       (35,000)       (35,000)
Recognized actuarial
 (gain) or loss . . . . . . .         -0-        (42,000)       (30,000)
                             -------------------------------------------
Net periodic pension cost . . $   313,000    $    95,000    $    33,000
                             -------------------------------------------

The principal actuarial assumptions used follows:
Weighted average discount rate      6.00%          6.00%          5.95%
                             -------------------------------------------
Expected long-term rate of
 return on plan assets. . . .       7.88%          8.00%          8.00%
                             -------------------------------------------
Assumed rate of future
 compensation increases . . .       5.00%          5.25%          5.00%
                             -------------------------------------------

END PUBLISHED PAGE 21

(17) STOCK OPTION PLAN:
The Corporation sponsors four nonqualified incentive stock option agreements and two qualified stock option plans. In 2001, the Corporation entered into one nonqualified incentive stock option agreement. Under the nonqualified incentive stock option agreements, 10,000 shares were granted in 2001. The incentive stock options must be exercised within 10 years from grant date and with 100% vesting from grant date.

The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. There were no stock options granted or available for granting under any of the Corporation's qualified incentive stock option plans during 2001, 2000 and 1999. SFAS No. 123, "Stock-Based Compensation," allows a company to recognize stock-based compensation using a fair-value based method of accounting if it so elects. The Corporation has elected not to adopt the recognition provisions of SFAS No. 123.

The Corporation's shareholders approved qualified incentive stock option plans on April 6, 1982 and April 16, 1985 for all officers at or above the position of Vice President or equivalent. Under each plan, 50,000 shares of stock were originally reserved. Options were granted at fair market value at the date of the grant and, accordingly, no charges are reflected in salaries and employee benefits expense due to the granting of stock options. The excess of the option price over the par value of the shares purchased through the exercise of stock options is credited to additional capital. Options granted under the plans may not be outstanding for periods exceeding 10 years from date of grant.

There were no new options granted or forfeitures under the qualified stock option plans during the three year period ended December 31, 2001. All stock option shares granted are vested. Stock options exercised under qualified plans were 9,431, 1,324 and 4,586 shares in 2001, 2000 and 1999, respectively.

An analysis of the qualified incentive stock option plans as of December 31, 2001 follows:
  Incentive Stock Option Plan Year           1985          1982
  ----------------------------------------------------------------
  Options outstanding:
    Total. . . . . . . . . . . . . . . . . .12,299           -0-
    Vested . . . . . . . . . . . . . . . . .12,299           -0-
  Options available
    for granting . . . . . . . . . . . . . .   -0-           -0-
  Exercise price . . . . . . . . . . . . . .$18.84        $14.07
                                             ---------------------

QUALIFIED AND NONQUALIFIED INCENTIVE STOCK OPTION PLANS
                          2001               2000              1999
                --------------------------------------------------------
                           Weighted           Weighted          Weighted
                            Average            Average           Average
                           Exercise            Exercise         Exercise
                 Options    Price     Options   Price   Options  Price
                --------------------------------------------------------
Outstanding at
 beginning of
 year. . . . . .  44,158    $22.63     32,207   $21.37   26,793  $17.79
Granted. . . . .  10,000     21.55     12,500    26.80   10,000   30.00
                  ------               ------            ------
Exercised. . . .  (9,431)    14.07     (1,324)   18.01   (4,586)  19.26
Stock Dividend .     879     19.33        775    22.63        0    0 00
Outstanding at end
 of year . . . .  45,606     23.73     44,158    22.63   32,207   21.37
                ========================================================
Exercisable at end
 of year . . . .  45,606     23.73     44,158    22.63   32,207   21.37
                ========================================================

Exercise prices for qualified and nonqualified options outstanding as of December 31, 2001, ranged from $18.84 to $28.84. The weighted average remaining contractual life of the nonqualified incentive stock option agreement is 9.1 years. The weighted average remaining contractual life of the 1982 and 1985 incentive stock option plans are 0 and 2 years, respectively.

The fair value of each option granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001: risk-free interest rate of 5.03%, dividend yield of 4.80%, volatility factors of the expected market price of LNB Bancorp, Inc.'s common stock of 38.4%; and a weighted average expected option life of 10 years. Weighted average fair value of options granted during 2001 was $6.04.

The fair value of each option granted in 2000 is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: risk-free interest rate of 5.46% AND 6.69%, dividend yield of 4.00%, volatility factors of the expected market price of LNB Bancorp, Inc.'s common stock of 26.20%; and a weighted average expected option life of 10 years. Weighted average fair value of options granted during 2000 was $4.91 AND $2.87.

Had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below. Additionally, no stock-based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" was generated under any of the Corporation's stock-based benefit plans during 1999.

Years ended December 31,             2001        2000
---------------------------------------------------------
Pro forma net income. . . . . . . $8,525,000  $8,400,000
Pro forma net income per share: .
  Basic . . . . . . . . . . . . . $     1.98  $     1.96
  Diluted . . . . . . . . . . . . $     1.98  $     1.95
                                 ------------------------

END PUBLISHED PAGE 22

(18) EMPLOYEE STOCK OWNERSHIP PLAN:

The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees.
Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $0,$450,000, and $400,000 in 2001, 2000, and 1999, respectively. At December 31, 2001 there were 291 participants in the plan. Under the terms of the ESOP agreement, Corporation common stock is to be the plan's primary investment.

Transactions by the ESOP, relating to activity in the Corporation's common stock, are summarized below:

Years ended December 31,        2001             2000            1999
------------------------------------------------------------------------
Cash dividend income . . . .$  172,000       $  148,000      $  124,000
Stock dividend shares. . . .     3,287            2,859             -0-
Shares purchased . . . . . .    22,953           17,337           7,912
Shares distributed . . . . .     2,690            6,298             990
Year end holdings:
  Shares . . . . . . . . . .   176,484          152,934         139,036
  Market value . . . . . . .$3,816,000       $3,336,000      $3,059,000
  As a percentage of
    total plan assets. . . .     97.4%            91.7%           89.0%
------------------------------------------------------------------------

(19) 401(K) PROFIT SHARING PLAN AND TRUST:
The Bank adopted the Lorain National Bank 401(k) Profit Sharing Plan and Trust(the Plan) effective January 1, 2001. The Plan amended and restated the Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. During 2001, the Plan purchased LNB Bancorp, Inc. common stock on the open market.

Under provisions of the Plan, a participant can contribute from 1 percent to 6 percent of their compensation to the Plan. The Bank then makes a contribution equal to 50 percent of each employee's contribution. The Plan uses the contributions of the Corporation to purchase LNB Bancorp, Inc. common stock. Effective January 1, 2001, the Plan permits the investment of plan assets, contributed by employees, among different funds.

The Bank's 50% matching contributions are expensed in the year in which the associated participant contributions are made and totaled $202,000, $137,000 and $134,000 in 2001, 2000 and 1999, respectively. At December
31, 2001, there were 274 participants in the Plan.

Transactions by the Plan relating to the activity in the Corporation's common stock are summarized below:

Years ended December 31,        2001             2000            1999
------------------------------------------------------------------------
Cash dividend income. . . . $  131,000      $  120,000      $  112,000
Stock dividend shares . . .      2,509           2,238             -0-
Shares purchased. . . . . .     12,543          19,504          16,046
Shares rolled over. . . . .        237
Shares distributed/sold . .     10,250          23,463           6,979
Year end holdings:
  Shares. . . . . . . . . .    129,678         124,639         126,360
  Market value. . . . . . . $2,804,000      $2,719,000      $2,780,000
  As a percentage of
    total plan assets . . .      84.9%           99.2%           94.4%
------------------------------------------------------------------------

(20) COMMITMENTS, CREDIT RISK, AND CONTINGENCIES:
In the normal course of business, the Bank enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

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

The Bank's maximum potential obligation to extend credit for financial instruments with off-balance sheet risk follows:

December 31,                              2001              2000
----------------------------------------------------------------------
Commitments to extend credit. . . . $105,114,000      $ 91,054,000
Credit card arrangements. . . . . .   18,718,000        16,635,000
Standby letters of credit . . . . .    1,353,000         1,356,000
                                    ----------------------------------
   Total. . . . . . . . . . . . . . $125,185,000      $109,045,000
                                    ----------------------------------

Most of the Bank's business activity is with customers located within the Bank's defined market area. As of December 31, 2001, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

The nature of the Corporation's business results in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and Lorain National Bank, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation's financial position.


END PUBLISHED PAGE 23

(21) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments.

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

The estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000 are summarized as follows:

December 31,                 2001                         2000
------------------------------------------------------------------------
                       Carrying    Estimated      Carrying    Estimated
                        Value      Fair Value      Value      Fair Value
------------------------------------------------------------------------
Financial assets:
 Cash and due from
  banks and Federal
  funds sold and
  short-term
  investments      $ 31,505,000 $ 31,505,000   $ 25,136,000 $ 25,316,000
                   ============ ============   ============ ============
 Securities . . . .$138,401,000 $138,695,000   $127,101,000 $126,652,000
                   ============ ============   ============ ============
 Portfolio loans,
  net . . . . . . .$462,730,000 $464,058,000   $436,882,000 $441,250,000
                   ============ ============   ============ ============

 Loans available
  for sale, net . .$  8,868,000 $  8,868,000   $  9,008,000 $  9,008,000
                   ============ ============   ============ ============
 Accrued interest,
  accounts receivable
  and other financial
  assets. . . . . .$  7,013,000 $  7,013,000   $  7,303,000 $  7,303,000
                   ============ ============   ============ ============
Financial liabilities:
 Deposits:
 Demand deposits,
  savings accounts
  and money market
  deposits. . . . .$340,994,000 $340,994,000   $302,711,000 $302,711,000
Certificates of
  deposit . . . . . 177,273,000  178,774,000    193,380,000  193,382,000
                   ------------ ------------   ------------ ------------
Total deposits. . .$518,267,000 $519,768,000   $496,091,000 $496,093,000
                   ============ ============   ============ ============
Securities sold
 under repurchase
 agreements and
 other short-term
 borrowings . . . .$ 48,170,000 $ 48,170,000   $ 39,391,000 $ 39,391,000
                   ============ ============   ============ ============
Federal Home Loan
 Bank advances. . .$ 30,345,000 $ 30,981,000   $ 24,345,000 $ 24,235,000
                   ============ ============   ============ ============
Accrued interest
 payable and
 other financial
 liabilities. . . .$  4,666,000 $  4,666,000   $  5,054,000 $  5,054,000
                   ============ ============   ============ ============
END PUBLISHED PAGE 24

Report of Management

To The Shareholders of LNB Bancorp, Inc.
January 22, 2002

The Management of LNB Bancorp, Inc. is responsible for the preparation, integrity, and fair representation of its financial statements presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts, some of which are based on judgments and estimates of Management.

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

Management assessed the Corporation's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2001. Based on this assessment, Management believes that, as of December 31, 2001, the Corporation maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gary C, Smith                     /s/ Gregory D. Friedman

Gary C. Smith                         Gregory D. Friedman, CPA
President and                         Executive Vice President and
Chief Executive Officer               Chief Financial Officer

Report of Independent Auditors

The Board of Directors
LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles, generally accepted in the United States of America.


/s/ KPMG LLP

Cleveland, Ohio
January 22, 2002

END PUBLISHED PAGE 25

Selected Unaudited Quarterly Financial Data

Consolidated unaudited quarterly financial and per share data for the years ended December 31, 2001, 2000 and 1998 are summarized as follows:
                   First       Second      Third      Fourth
                  Quarter      Quarter    Quarter     Quarter    Totals
------------------------------------------------------------------------
Total    2001$11,724,000 $11,485,000 $11,081,000 $10,811,000 $45,101,000
interest 2000 10,939,000  11,521,000  11,992,000  12,193,000  46,645,000
income   1999  9,778,000  10,281,000  10,711,000  10,847,000  41,617,000
------------------------------------------------------------------------
Total    2001  4,903,000   4,432,000   4,194,000   3,469,000  16,998,000
interest 2000  4,384,000   4,549,000   5,038,000   5,238,000  19,209,000
expense  1999  3,575,000   3,739,000   4,076,000   4,203,000  15,593,000
------------------------------------------------------------------------
Net      2001  6,821,000   7,053,000   6,887,000   7,342,000  28,103,000
interest 2000  6,555,000   6,972,000   6,954,000   6,955,000  27,436,000
income   1999  6,203,000   6,542,000   6,635,000   6,644,000  26,024,000
------------------------------------------------------------------------
Provision2001    450,000     450,000     450,000     850,000   2,200,000
for loan 2000    300,000     300,000     650,000     450,000   1,700,000
losses   1999    200,000     500,000     550,000     750,000   2,000,000
------------------------------------------------------------------------
Net      2001  6,371,000   6,603,000   6,437,000   6,492,000  25,903,000
interest 2000  6,255,000   6,672,000   6,304,000   6,505,000  25,736,000
income   1999  6,003,000   6,042,000   6,085,000   5,894,000  24,024,000
after provision for loan losses
------------------------------------------------------------------------
Non-     2001  2,043,000   2,383,000   2,537,000   2,485,000   9,448,000
interest 2000  1,933,000   2,112,000   2,124,000   2,201,000   8,370,000
income   1999  1,750,000   2,261,000   2,052,000   2,035,000   8,098,000
------------------------------------------------------------------------
Non-     2001  5,399,000   5,749,000   5,637,000   5,953,000  22,738,000
interest 2000  5,200,000   5,540,000   5,137,000   5,399,000  21,276,000
expenses 1999  5,008,000   5,298,000   5,099,000   5,234,000  20,639,000
------------------------------------------------------------------------
Income   2001  1,009,000   1,082,000   1,145,000     812,000   4,048,000
taxes    2000  1,008,000   1,124,000   1,130,000   1,138,000   4,400,000
         1999    912,000   1,042,000   1,047,000     841,000   3,842,000
------------------------------------------------------------------------
Net      2001 $2,006,000  $2,155,000  $2,193,000  $2,211,000  $8,565,000
income   2000  1,980,000   2,120,000   2,161,000   2,169,000   8,430,000
         1999  1,833,000   1,963,000   1,991,000   1,854,000   7,641,000
------------------------------------------------------------------------
Basic    2001      $ .47       $ .50       $ .51       $ .51       $1.99
earnings 2000        .47         .48         .50         .51        1.96
per      1999        .42         .46         .46         .44        1.78
share(1)
------------------------------------------------------------------------

Diluted  2001      $ .47       $ .50       $ .51       $ .51       $1.99
earnings 2000        .47         .48         .50         .51        1.96
per      1999        .42         .46         .46         .44        1.78
share(1)
------------------------------------------------------------------------
Dividends2001      $ .25       $ .25       $ .25       $ .27       $1.02
declared 2000        .23         .24         .25         .26         .98
per share1999        .21         .21         .22         .24         .88
(2)
------------------------------------------------------------------------
(1) Basic and Diluted earnings per share is computed using the weighted average number of shares outstanding during each quarter and each year.
(2) All share and per share data have been adjusted to reflect the 2 percent stock dividend in 2001 and 2000.

LNB BANCORP, INC.

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL LOANS millions of dollars
(A Total Loans graph follows in printed version with loans on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

            Total Assets           Total Loans            Net Income
Year     Millions of Dollars    Millions of Dollars  Millions of Dollars
2001         $664.5                 $471.6                 $8,565
2000         $622.1                 $445.9                 $8,430
1999         $599.6                 $419.5                 $7,641
1998         $541.7                 $369.9                 $6,818
1997         $490.7                 $330.1                 $6,482



END PUBLISHED PAGE 26

Five Year Consolidated Financial Summary
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDENDS DECLARED - YEARS ENDED DECEMBER 31,
                                   2001           2000           1999
------------------------------------------------------------------------
Total interest income. . . . . $45,101,000    $46,645,000   $41,617,000
Total interest expense . . . .  16,998,000     19,209,000    15,593,000
                              ------------------------------------------
 Net interest income . . . . .  28,103,000     27,436,000    26,024,000
Provision for loan losses. . .   2,200,000      1,700,000     2,000,000
Other income . . . . . . . . .   9,122,000      8,369,000     7,936,000
Gains on sales of assets . . .     326,000          1,000       162,000
Other expenses . . . . . . . .  22,738,000     21,276,000    20,639,000
                              ------------------------------------------
Income before income taxes . .  12,613,000     12,830,000    11,483,000
Income taxes . . . . . . . . .   4,048,000      4,400,000     3,842,000
                              ------------------------------------------
Net income . . . . . . . . . . $ 8,565,000    $ 8,430,000   $ 7,641,000
                              ------------------------------------------
Cash dividends declared. . . . $ 4,365,000    $ 4,191,000   $ 3,794,000
                              ------------------------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                   2001           2000           1999
------------------------------------------------------------------------
Cash and cash equivalents  . .$ 31,505,000   $ 25,136,000  $ 37,343,000
Securities . . . . . . . . . . 138,401,000    127,101,000   123,319,000
Net loans. . . . . . . . . . . 471,598,000    445,890,000   414,849,000
Other assets . . . . . . . . .  23,022,000     23,983,000    24,100,000
                              ------------------------------------------
Total assets . . . . . . . . .$664,526,000   $622,110,000  $599,611,000
                              ------------------------------------------
Total deposits . . . . . . . .$518,267,000   $496,091,000  $456,831,000
Other borrowings . . . . . . .  78,515,000     63,736,000    86,467,000
Other liabilities. . . . . . .   5,606,000      5,758,000     5,260,000
                              ------------------------------------------
Total liabilities. . . . . . . 602,388,000    565,585,000   548,558,000
                              ------------------------------------------
Total shareholders' equity . .  62,138,000     56,525,000    51,053,000
                              ------------------------------------------
Total liabilities
 and shareholders' equity. . .$664,526,000   $622,110,000  $599,611,000
                              ------------------------------------------
PER SHARE DATA
                                    2001           2000           1999
------------------------------------------------------------------------
Basic earnings(1). . . . . . .     $ 1.99         $ 1.96        $ 1.78
Diluted earnings(1). . . . . .     $ 1.99         $ 1.96        $ 1.78
Cash dividends declared(2). .      $ 1.02         $  .98        $  .88
Book value per share(2). . . .     $14.39         $13.16        $11.89
Shares outstanding at end
 of year(2). . . . . . . . . .  4,317,558      4,295,268     4,293,898
                              ------------------------------------------
FINANCIAL RATIOS
                                    2001            2000         1999
------------------------------------------------------------------------
Return on average
  assets (ROAA)(4) . . . . . .      1.35%           1.39%        1.33%
Return on average
 shareholders' equity(ROAE)(4)     14.36           15.83        15.29
Net interest margin(3) . . . .      4.72            4.85         4.88
Efficiency ratio(3). . . . . .     60.96           59.42        60.61
Loans to deposits. . . . . . .     92.13           90.94        91.83
Dividend Payout. . . . . . . .     50.96           49.72        49.65
Shareholders' equity to assets(4)   9.39            8.77         8.67
                              ------------------------------------------
ASSET QUALITY RATIOS
                                    2001           2000           1999
------------------------------------------------------------------------
Net charge-offs to year
  end loans. . . . . . . . . .       .33%            .25%         .19%
Reserve for loan losses to
 total loans . . . . . . . . .      1.23            1.16         1.11
Non-performing loans to total
 loans . . . . . . . . . . . .       .30             .51          .33
Reserve for loan losses to
  nonperforming loans. . . . .    409.30          226.60       348.50
                              ------------------------------------------
CONDENSED STATEMENTS OF INCOME AND CASH DIVIDEND DECLARED - YEARS ENDED DECEMBER 31,
                                   1998           1997
----------------------------------------------------------
Total interest income  . . . . $38,178,000    $35,156,000
Total interest expense . . . .  13,999,000     12,990,000
                               ---------------------------
 Net interest income . . . . .  24,179,000     22,166,000
Provision for loan losses. . .   2,275,000        750,000
Other income . . . . . . . . .   6,997,000      5,803,000
Gains on sales of assets . . .     655,000            -0-
Other expenses . . . . . . . .  18,861,000     17,387,000
                               ---------------------------
Income before income taxes . .  10,245,000      9,832,000
Income taxes . . . . . . . . .   3,427,000      3,350,000
                               ---------------------------
Net income . . . . . . . . . . $ 6,818,000    $ 6,482,000
                               ---------------------------
Cash dividends declared. . . . $ 3,545,000    $ 2,934,000
                               ---------------------------
CONDENSED BALANCE SHEETS - DECEMBER 31,
                                   1998           1997
----------------------------------------------------------
Cash and cash equivalents. . .$ 32,801,000   $ 24,407,000
Securities . . . . . . . . . . 118,519,000    115,374,000
Net loans. . . . . . . . . . . 366,383,000    326,863,000
Other assets . . . . . . . . .  24,043,000     24,084,000
                              ----------------------------
Total assets . . . . . . . . .$541,746,000   $490,728,000
                              ----------------------------
Total deposits . . . . . . . .$443,848,000   $410,655,000
Other borrowings . . . . . . .  45,005,000     30,995,000
Other liabilities. . . . . . .   4,217,000      4,093,000
                              ----------------------------
Total liabilities. . . . . . . 493,070,000    445,743,000
                              ----------------------------
Total shareholders' equity . .  48,676,000     44,985,000
                              ----------------------------
Total liabilities
 and shareholders' equity. . .$541,746,000   $490,728,000
                              ----------------------------
PER SHARE DATA
                                   1998           1997
----------------------------------------------------------
Basic earnings(1). . . . . . .    $ 1.59         $ 1.51
Diluted earnings(1). . . . . .    $ 1.59         $ 1.51
Cash dividends declared(2) . .    $  .83         $  .68
Book value per share(2). . . .    $11.35         $10.48
Shares outstanding at end
 of year(2). . . . . . . . . . 4,289,127      4,291,004
-----------------------------------------------------------
FINANCIAL RATIOS
                                   1998           1997
-----------------------------------------------------------
Return on average
  assets(ROAA)(4). . . . . . .     1.34%          1.41%
Return on average
 shareholders' equity(ROAE)(4)    14.46          14.51
Net interest margin(3) . . . .     5.17           5.20
Efficiency ratio(3). . . . . .    60.33          62.01
Loans to deposits. . . . . . .    83.33          80.61
Dividend Payout. . . . . . . .    52.00          45.26
Shareholders' equity to assets(4)  9.27           9.70
-----------------------------------------------------------

ASSET QUALITY RATIOS
                                   1998           1997
----------------------------------------------------------
Net charge-offs to year
 end loans . . . . . . . . . .      .99%           .22%
Reserve for loan losses to
 total loans . . . . . . . . .      .94           1.26
Non-performing loans to
 total loans . . . . . . . . .      .35            .27
Reserve for loan losses to
 nonperforming loans . . . . .   140.10         809.30
-----------------------------------------------------------
(1) Basic and diluted earnings per share is computed using the weighted average number of shares outstanding during each year.
(2) All share and per share data has been adjusted to reflect the 2 percent stock dividend in 2001, 2000 and 1997.
(3) Tax Equivalent Basis.
(4) Ratios based on average annual balances.

END PUBLISHED PAGE 27

 Glossary of Key Terms

ALLOWANCE FOR LOAN LOSSES - Valuation reserve representing the amount considered by management to be adequate to cover estimated losses inherent in the loan portfolio.

BASIS POINT - The equivalent of one-hundredth of one percent (0.01). One hundred basis points equal one percent. This unit is generally used to measure movements in interest yields and rates.

BOOK VALUE PER SHARE - A ratio determined by dividing shareholders' equity at the end of a period by the number of common shares outstanding at the end of that period.

CHARGE-OFFS - The amount charged against the allowance for loan losses to reduce specific loans to their collectible amount.

CLASSIFIED LOAN - A loan that has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. In compliance with the standards established by the Office of the Comptroller of the Currency (OCC), these loans are classified as substandard, doubtful and loss depending on the severity of the loan's deterioration.

COMMERCIAL AND STANDBY LETTERS OF CREDIT - Commercial letters of credit are issued or confirmed by an entity to ensure the payment of its customers' payables and receivables. Standby letters of credit are issued by an entity to ensure its customers' performance in dealing with others.

COMMITMENT TO EXTEND CREDIT - Agreements to make or acquire a loan or lease as long as agreed-upon terms (e.g., expiration date, covenants, or notice) are met. Generally these commitments have fixed expiration dates or other termination clauses and may require payment of a fee.

COMMON STOCK - A security that represents ownership In a company but gives no legal claim to a definite dividend or to a return of capital.

CORE DEPOSITS - Core deposits consist of all interest-bearing and noninterest-bearing deposits, except certificates of deposit over $100,000. They include checking interest deposits, money market deposit accounts, time and other savings, plus demand deposits.

DILUTED EARNINGS PER SHARE - Net income, divided by average shares outstanding plus the number of shares that would be outstanding if all dilutive common shares had been issued. Dilutive common shares, for example, would be outstanding options where the average stock price exceeds the price at which the option was granted.

DIVIDEND PAYOUT RATIO - Cash dividends per share paid as a percent of net income per share.

EARNING ASSETS - Assets that generate interest or dividend income or yield-related fee income, such as loans and investment securities.

BASIC EARNINGS PER SHARE (EPS) - The net earnings of a corporation over a period of time, divided by the average number of shares of its common stock outstanding during that same period. A common method of expressing a corporation's profitability.

EFFICIENCY RATIOS - Net Interest Income (FTE) plus Noninterest Income (excluding non-recurring income) divided by Noninterest Expense (excluding non-recurring expenses).

FDIC - The Federal Deposit Insurance Corporation's mission is to maintain the stability of and public confidence in the nation's financial system. To achieve this goal, the FDIC has insured Lorain National Bank's and the other national bank deposits to certain levels and promotes safe and sound banking practices since 1933.

FEDERAL FUNDS SOLD/PURCHASED - Excess balances of depository institutions which are loaned to each other, generally on an overnight basis.

FRB - The Federal Reserve System is comprised of twelve regional Reserve Banks along with the Board of Governors in Washington D.C. As the U.S. central bank, the Federal Reserve System formulates monetary policy, regulates financial and bank holding companies and provides banking services to financial institutions and the U.S. government. LNB Bancorp, Inc. and nonbanking subsidiaries Charleston Insurance Agency, Inc. and Charleston Title Agency, LLC are regulated under the Federal Reserve Bank of Cleveland (Fourth Region).

FULLY TAXABLE - Equivalent Income (FTE) Income which has been adjusted by increasing tax-exempt income to a level that would yield the same after-tax income had that income been subject to taxation.

INTEREST RATE SENSITIVITY - The relationship of changes in interest income and interest expense to fluctuations in interest rates over a defined period of time.

INTEREST SENSITIVITY GAP - The difference between interest-rate sensitive assets and interest-rate sensitive liabilities over a designated time period. A net asset exists when interest-rate sensitive assets exceed interest-rate sensitive liabilities. A net liability position exists when liabilities exceed assets.

LEVERAGE RATIO - Tier 1 capital divided by quarterly average assets excluding any adjustments for available for sale securities unrealized gains/(losses), goodwill and certain other intangible assets.

LIQUIDITY - The ability of a corporation to generate adequate funds to meet its cash flow requirements. It is measured by the ability to quickly convert assets into cash with minimal exposure to interest rate risk, by the size and stability of the core deposit base, and by additional borrowing capacity within the money markets.

MARKET CAPITALIZATION - Market value of a firm computed by multiplying the number of shares outstanding by the current stock price.

MORTGAGE - A legal document that pledges property to a lender as security for the repayment of the loan. The term also is used to refer to the loan itself.

NET INTEREST INCOME (NII) - Interest income less interest expense.

NET INTEREST MARGIN - A measurement of how effectively the bank utilizes its earning assets in relationship to the interest cost of funding them. It is computed by dividing the fully taxable-equivalent net interest income by average earning assets.

NET INTEREST SPREAD - The difference between the average yield earned on earning assets on a fully taxable equivalent basis and the average rate paid for interest-bearing liabilities.

NONACCRUAL LOANS - Loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Interest income on these loans is reported on a cash basis as it is collected after recovery of principal.

NONPERFORMING ASSETS - Interest earnings assets on which interest income is not being accrued, restructured loans on which interest rates or terms of repayment have been materially revised, real estate properties acquired through foreclosure, and repossessed assets.

OCC - The Office of the Comptroller of the Currency charters, regulates, and supervises Lorain National Bank and national banks to ensure a safe, sound, and competitive banking system that support the citizens, communities, and economy of the United States.

PRICE/EARNINGS RATIO - The relationship of the market price of a share of common stock to the diluted earnings per share of the stock., expressed as a multiple.

PROVISION FOR LOAN LOSSES - The periodic charge to earnings for potential losses in the loan portfolio.

RECOVERIES - The amount added to the allowance for loan losses when funds are received on a loan which was previously charged off.

REPURCHASE AGREEMENT - A method of short-term financing where one party agrees to buy back, at a future date (generally overnight) and an agreed-upon price, a security it sells to another party.

RESTRUCTURED LOANS - Loans where the institution, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.

RETURN ON AVERAGE ASSETS (ROAA) - A measure of profitability that indicates how effectively an institution utilized its assets. It is calculated by dividing annualized net income by total average assets.

RETURN ON AVERAGE EQUITY (ROAE) - A measure of profitability that indicates what an institution earned on its shareholders' investment. ROAE is calculated by dividing net income by total average shareholders' equity.

REVENUE - The sum of net interest income and noninterest income. Securities gains/losses are included in revenue.

RISK ADJUSTED ASSETS - A regulatory risk-based calculation that takes into account the broad differences in risks among a banking organizations' assets and off-balance sheet instruments.

SECURITY - A financial instrument showing ownership of equity (such as common stock, indebtedness (such as debt security) a group of mortgages (such as MBS), or potential ownership (such as an option).

SHAREHOLDER RETURN, ALSO CALLED TOTAL RETURN - The sum of dividend income and price appreciation of an equity security for a given period of time divided by the price of the security at the beginning of the period.

STOCKHOLDERS' EQUITY - the sum of proceeds from the issuance of stock and retained earnings less amounts paid to repurchase common or preferred shares.

TIER 1 CAPITAL RATIO - Ratio consisting of shareholders' equity before any adjustments for available for sale securities unrealized gains/(losses), reduced by goodwill, certain other intangible assets and the disallowable portion of mortgage servicing rights divided by risk-adjusted assets.

TOTAL CAPITAL RATIO - Tier 1 capital plus the allowable portion of the allowance for loan losses and qualifying subordinated debt divided by risk-adjusted assets.

END PUBLISHED PAGE 28

Management's Discussion and Analysis

INTRODUCTION:
The following is Management's discussion and analysis of the financial condition and results of operations of LNB Bancorp, Inc. and its subsidiaries. It is intended to amplify certain financial information regarding LNB Bancorp, Inc.(the Corporation) and should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information and discussions included in the 2001 Annual Report to Shareholders.

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

EARNINGS SUMMARY:
LNB Bancorp, Inc. posted its twentieth consecutive year of increased earnings. LNB Bancorp, Inc.'s consolidated 2001 net income reached a record high of $8,565,000, compared to $8,430,000 in 2000 and $7,614,000 in 1999. Net income for 2001, 2000 and 1999 was favorably affected by an increase in net interest income and increased noninterest income offset in part by higher noninterest expenses. Net income for 2001 and 1999 was unfavorably affected by increased loan loss provisions.

Basic earnings per share totaled $1.99 for 2001 compared to $1.96 for 2000 and $1.78 for 1999. Diluted earnings per share totaled $1.99 for

2001, compared to $1.96 for 2000 and $1.78 for 1999. Prior period earnings per share data has been restated to reflect the 2% stock dividend of July 2, 2001 and July 1, 2000. The return on average assets, a measure of profitability, remained relatively stable at 1.35% in 2001, 1.39% in 2000 and 1.33% in 1999. Return on average shareholders' equity measures how profitable the shareholders' invested capital is employed. Return on average equity decreased to 14.36% for 2001 compared to 15.83% and 15.29% in 2000 and 1999, respectively.

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

A summary of the impacts of volume and rate changes on the Corporation's net interest income is presented on page 31. Changes in net interest income result from changes in both rate and volume. Volume refers to the impact of net changes in the balances of earning assets and interest-bearing liabilities. Rate refers to the impact of net changes in interest rates.

Net interest income (FTE) in 2001 increased by $634,000 to $28,156,000 in 2000 from $27,522,000 in 2000. This increase was affected by increases in the volume of interest-bearing assets and liabilities net of decreases in market interest rates. The cost of funds decreased tom 3.48% in 2001 from 4.11% in 2000, or a total of 63 basis points. During the same period, the yield on earning assets decreased 66 basis points to 7.58% in 2001, compared to 8.24% in 2000, resulting in a decrease in the net interest spread by 3 basis points in 2001. The increase in net interest income during

BASIC EARNINGS PER SHARE Dollars*
(A Basic Earnings Per Share graph follows in printed version with basic earnings on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE ASSETS percent
(A Return On Average Assets graph follows in printed version with return percent on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

RETURN ON AVERAGE EQUITY percent
(A Return On Average Equity graph follows in printed version with return percent on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

                       Basic             Return on        Return on
                Earnings Per Share     Average Assets    Average Equity
       Year           Dollars*            Percent           Percent
       2001            $1.99               1.35%             14.36%
       2000            $1.96               1.39%             15.83%
       1999            $1.78               1.33%             15.29%
       1998            $1.59               1.34%             14.46%
       1997            $1.51               1.41%             14.51%


*Adjusted for stock dividends and splits





END PUBLISHED PAGE 29

2001 resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities, partially offset by decreases in market rates on interest-bearing liabilities and decreases in market rates on interest-bearing assets. The increase in net interest income in 2000 resulted from increases in the volume of earning assets, which were greater than the increases in the volume of interest-bearing liabilities, partially offset by increases in market rates on interest-bearing liabilities which was greater than the increase in market rates on interest-bearing assets.

Net interest income (FTE) in 2000 increased by $1,406,000 to $27,522,000 in 2000 from $26,116,000 in 1999. This increase was affected by increases in the volume of interest-bearing assets and liabilities plus increases in market interest rates. The cost of funds increased to 4.11% in 2000 from 3.53% in 1999, or a total of 58 basis points. During the same period, the yield on earning assets increased 45 basis points to 8.24% in 2000, compared to 7.79% in 1999, resulting in a decrease in the net interest spread by 13 basis points in 2000.

The net yield on earning assets in 2001 was 4.72% compared to 4.85% in 2000 and 4.88% in 1999. The decrease in the net yield on earning assets during 2001 results primarily from increases in volume of loans and investment securities with market rates lower than in previous years partially offset by increases in volume of interest-bearing demand accounts and shot-term borrowings with interest rates lower than in previous years. This relatively constant yield on earning assets in 2001, 2000 and 1999 reflects the fact that the Corporation's portfolio of earning assets and interest-bearing liabilities are well matched and that Corporate management is responsive to the impacts of competition, changes in market interest rates and regulation.

RESULTS FROM OPERATIONS:
The Corporation's primary source of interest income is from loans. The relationship of loan income to total interest income, on a fully-tax equivalent basis, was 83.1% and 83.5% in 2001 and 2000, respectively. Interest and dividends on securities and Federal funds sold, as a percentage of total interest income, on a fully-tax equivalent basis, was 16.9% and 16.5% in 2001 and 2000, respectively.

The cost of interest-bearing liabilities in 2001 was $16,998,000 compared to $19,209,000 and $15,584,000 in 2000 and 1999, respectively.
The favorable impact of decreases in rates plus increases in volume caused interest expense to decrease from 2000 to 2001. The net unfavorable impact of increases in deposit rates plus increases in volume caused interest expense to increase from 1999 to 2000. Decreases in the average rates paid on savings accounts, certificates of deposit, interest-bearing demand, short-term and long-term borrowings offset in part the 2001 increase in the cost of interest-bearing liabilities due to volume increases.

Total noninterest income, excluding gains on the sale of securities, grew 9.9% in 2001 driven primarily by a 12.0 percent increase in service charges on deposit accounts. Total noninterest income in 2001 increased to $9,448,000 compared to $8,370,000 in 2000 for an increase of $1,078,000.
This increase results from increases from Investment and Trust Services Division income of $24,000, increases in service charges on deposit accounts of $379,000, increases in gains on the sale of assets of $250,000, and increases in other service charges of $252,000. The increase in service charges on deposit accounts is due, in part, to reevaluating the assessment of transaction account charges.
The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees.

Total noninterest income, excluding gains on the sale of securities, grew 5.4% in 2000 driven primarily by a 12.4 percent increase in Investment and Trust Services Division income. Total noninterest income in 2000 increased to $8,370,000 compared to $8,098,000 in 1999 for an increase of $272,000.
This increase results from increases from Investment and Trust Services Division income of $260,000, increases in service charges on deposit accounts of $183,000, decreases in gains on the sale of assets of $161,000 and increases in other service charges of $6,000. The increase in 2000 Investment and Trust Services Division income results in part by the realization of increases in the volume of assets under management. The increase in service charges on deposit accounts is due, in part, to reevaluating the assessment of transaction account charges. The increase in other service charges is the result of pricing increases in credit card and merchant fees and ATM fees.

The Corporation continuously monitors noninterest expenses for greater efficiency and profitability. The entire staff is geared to mimimizing increases in expenses and to improve efficiency and productivity at all levels. The Corporation's efficiency ratio was 60.62% in 1999, 59.42% in 2000 and 60.96% in 2001.

Total noninterest expenses increased 6.9% in 2001 compared to 2000 after a 3.1% increase for 2000 compared to 1999. The 2001 increase in other expenses resulted from increases in salaries and benefits, supplies and postage, Ohio Franchise Tax, consulting expenses and loan collection expenses. The 2000 increase in other expenses resulted from increases in salaries and benefits, net occupancy expenses, furniture and equipment expenses, credit card and merchant expenses, and marketing expenses.

The effective tax rate of the Corporation was 32.1%, 34.3%, and 33.5% in 2001, 2000, and 1999, respectively. The decrease in the effective tax rate in 2001 was primarily due to the increase in tax-exempt interest income. A detailed analysis of income taxes is presented on page 17.

The Corporation's Consolidated Statements of Income reflect the effects of inflation. During the past three years the general rate of inflation has been relatively low. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes in interest sensitive assets and liabilities are reflected in net interest income. Similarly, operating expenses such as salaries, rents and maintenance are affected by inflation. The only major expense items which do not reflect inflation are depreciation and amortization, as these expenses are based on original purchase costs.

Selected unaudited quarterly financial data for 2001, 2000 and 1999 is presented on page 26. There were significant intra-quarter fluctuations during the fourth quarter of 2001 from increases in the provision for loan losses. The increase in the provision for loan losses in the fourth quarter of 2001 resulted from anticipated loan charge-offs and the Bank's desire to rebuild the level of the reserve for loan losses. The 2001 second and third quarters noninterest income reflects gains on sales of securities. There were significant intra-quarter fluctuations during the third and fourth quarters of 2000 and 1999 from increases in the provision for loan losses. The increase in the provision for loan losses in the third and fourth quarters of 2000 resulted from anticipated charge-offs of indirect automobile lending and the Bank's desire to rebuild the level of the reserve for loan losses. The 1999 second quarter increase in other income reflects gains on sales of buildings and equipment of $162,000.


END PUBLISHED PAGE 30

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        2001
------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
ASSETS:
Securities. . . . . . . . . . . .$121,179        $ 6,948          5.73%
Securities-tax exempt . . . . . .   9,691            498          5.14%
Federal funds sold and
 short-term investments . . . . .   3,811            146          3.83%
Commercial loans. . . . . . . . . 202,642         16,487          8.14%
Commercial loans-tax exempt . . .      65              6          9.23%
Mortgage loans. . . . . . . . . . 156,724         12,298          7.85%
Consumer loans. . . . . . . . . . 101,326          8,771          8.66%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 595,438         45,154          7.58%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (5,437)
Cash and due from banks . . . . .  21,923
Other assets. . . . . . . . . . .  22,997
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$635,011
                                 ---------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$195,656        $ 9,800          5.01%
Savings deposits. . . . . . . . .  93,272          1,260          1.35%
Interest-bearing demand . . . . . 141,134          3,558          2.52%
Short-term borrowings . . . . . .  57,066          2,294          4.02%
Long-term borrowings. . . . . . .   1,846             86          4.66%
                                 ---------------------------------------
 TOTAL INTEREST-
    BEARING LIABILITIES.. . . . . 488,974         16,998          3.48%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  81,097
Other liabilities . . . . . . . .   5,311
Shareholders' equity. . . . . . .  59,629
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$635,011
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $28,156          4.73
Taxable equivalent adjustment                        (53)         (.01)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $28,103
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 4.72%
                                 ---------------------------------------
Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        2000
------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
ASSETS:
Securities. . . . . . . . . . . .$120,532        $ 7,146          5.93%
Securities-tax exempt . . . . . .   5,007            329          6.57%
Federal funds sold and
 short-term investments . . . . .   3,887            222          5.72%
Commercial loans. . . . . . . . . 172,951         16,811          9.72%
Commercial loans-tax exempt . . .     267             24          8.99%
Mortgage loans. . . . . . . . . . 155,753         11,968          7.68%
Consumer loans. . . . . . . . . . 108,622         10,231          9.42%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 567,019         46,731          8.24%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (4,979)
Cash and due from banks . . . . .  21,589
Other assets. . . . . . . . . . .  23,876
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$607,505
                                 ---------------------------------------
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$205,877        $11,256          5.47%
Savings deposits. . . . . . . . . 101,276          1,999          1.97%
Interest-bearing demand . . . . . 101,180          2,744          2.71%
Short-term borrowings . . . . . .  51,059          2,782          5.45%
Long-term borrowings. . . . . . .   8,250            428          5.19%
                                 ---------------------------------------
 TOTAL INTEREST-
    BEARING LIABILITIES.. . . . . 467,642         19,209          4.11%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  81,221
Other liabilities . . . . . . . .   5,379
Shareholders' equity. . . . . . .  53,263
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$607,505
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $27,522          4.85%
Taxable equivalent adjustment                        (86)         (.01)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $27,436
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 4.84%
                                 ---------------------------------------
Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis
December 31,                                        1999
------------------------------------------------------------------------
(Dollars in Thousands)           Balance         Interest         Rate
ASSETS:
Securities. . . . . . . . . . . .$118,267        $ 6,913          5.85%
Securities-tax exempt . . . . . .   4,547            294          6.47%
Federal funds sold and
 short-term investments . . . . .   8,796            424          4.82%
Commercial loans. . . . . . . . . 141,124         12,638          8.96%
Commercial loans-tax exempt . . .     430             35          8.14%
Mortgage loans. . . . . . . . . . 151,487         11,505          7.59%
Consumer loans. . . . . . . . . . 110,347          9,891          8.96%
                                 ---------------------------------------
 TOTAL EARNING ASSETS . . . . . . 534,998         41,700          7.79%
                                 ---------------------------------------
Reserve for loan losses . . . . .  (3,770)
Cash and due from banks . . . . .  22,709
Other assets. . . . . . . . . . .  22,576
                                 ---------------------------------------
 TOTAL ASSETS . . . . . . . . . .$576,513
                                 ---------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Certificates of deposit . . . . .$195,563        $ 9,397          4.81%
Savings deposits. . . . . . . . . 107,654          2,128          1.98%
Interest-bearing demand . . . . .  79,146          1,309          1.65%
Short-term borrowings . . . . . .  35,585          1,597          4.49%
Long-term borrowings. . . . . . .  22,911          1,153          5.03%
                                 ---------------------------------------
 TOTAL INTEREST-
 BEARING LIABILITIES. . . . . . . 440,859         15,584          3.53%
                                 ---------------------------------------
Noninterest-bearing deposits. . .  81,348
Other liabilities . . . . . . . .   4,326
Shareholders' equity. . . . . . .  49,980
                                 ---------------------------------------
 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY. . . . . .$576,513
                                 ---------------------------------------
NET INTEREST INCOME (FTE) . . . .                $26,116          4.88%
Taxable equivalent adjustment . .                    (92)         (.02)
                                 ---------------------------------------
NET INTEREST INCOME PER
 FINANCIAL STATEMENTS . . . . . .                $26,024
                                 ---------------------------------------
NET YIELD ON EARNING ASSETS . . .                                 4.86%
                                 ---------------------------------------

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
Years ended December 31,                    2001 and 2000
-----------------------------------------------------------------------
(Dollars in Thousands)                  INCREASE (DECREASE) IN
                                        INTEREST INCOME/EXPENSE
                          ---------------------------------------------
                                VOLUME             RATE          TOTAL
                          ---------------------------------------------
Securities . . . . . . . .      $  38          $  (236)       $ (198)
Securities-tax exempt. . .        308             (139)          169
Federal funds sold and
 short-term investments. .         (5)             (71)          (76)
Commercial loans . . . . .      2,886           (3,210)         (324)
Commercial loans-tax exempt       (18)             -0-           (18)
Mortgage loans . . . . . .         74              256           330
Consumer loans . . . . . .       (687)            (773)       (1,460)
                          ---------------------------------------------
 TOTAL INTEREST INCOME . .      2,598           (4,173)       (1,577)
                          ---------------------------------------------
Certificates of deposit. .       (559)            (897)       (1,456)
Savings deposits . . . . .       (158)            (581)         (739)
Interest-bearing demand. .      1,084             (270)          814
Short-term borrowings. . .        327             (815)         (488)
Long-term borrowings . . .       (332)             (10)         (342)
                          ---------------------------------------------
 TOTAL INTEREST EXPENSE. .        362           (2,573)       (2,211)
                          ---------------------------------------------
NET INTEREST INCOME. . . .     $2,234          $(1,600)       $  634
                          ---------------------------------------------

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



END PUBLISHED PAGE 31

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

The reserve for loan losses on December 31, 2001, was $5,890,000, or 1.23% of outstanding loans, compared to $5,250,000, or 1.16% at year-end 1999. The provision for loan losses charged to operating expense was $2,200,000 and $1,700,000 in 2001 and 2000, respectively.

Net charge-offs for 2001 were $1,560,000, as compared to $1,117,000 for 2000, while net charge-offs as a percentage of average loans outstanding for 2001 was .33%, compared to 0.26% for 2000.

Non-performing loans at year-end 2001 were $1,439,000 compared to $2,315,000 at year-end 2000. Non-performing loans consist of loans past due 90 days or more and loans which have been placed on non-accrual status and other foreclosed assets. As of December 31, 2001, 4% of non-performing loans were commercial loans, 16% were personal loans and 80% were residential mortgage loans. This compares to 16% for commercial loans, 12% for personal loans and 71% for mortgage loans at year-end 2000. Non-performing loans did not have a material impact on interest income during 2001, 2000 or 1999. The overall quality of the loan portfolio remains high, as the ratio of non-performing loans to total loans remains at low levels of 0.51% at year-end 2000 and 0.30% at year-end 2001.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for management of credit risks within the loan portfolio as conditions change. At December 31, 2001, there were no significant concentrations of credit risk in the loan portfolio. More information about the loan portfolio is presented on page 14.

FINANCIAL CONDITION:
Total assets of the Corporation rose 6.8% to $664,526,000 for the year ended December 31, 2001. The asset growth was funded by increases in deposits and Federal Home Loan Bank advances. Total earning assets increased 6.7% to $618,061,000 at year end 2001 from 2000's $579,147,000. The ratio of earning assets to total assets decreased from 93.5% at December 31, 2000 to 93.2% at December 31, 2001. The loan to deposit ratio has increased from 90.9% at 2000 year-end to 92.1% at December 31, 2001. During 2001, Federal funds sold and other short-term investments increased by $363,000 to $3,448,000. Securities rose $11,300,000 to $138,401,000, and gross loans grew by $26,348,000 to
$477,488,000.

The maturity distribution of debt securities which appears on page 13 of this report, indicates that $76,202,000, or 57.3%, of debt securities mature within the next five year period with $15,260,000, or 11.5% maturing during 2002. At the end of 2001, the fair market value of the securities debt portfolio was greater than the book value due to decreases in short-and mid-term interest rates from the beginning of 2001 to its close. The fair value of the debt securities portfolio was greater than its cost by $2,193,000 or 1.6% at the close of 2001. during 2001 the Corporation diversified ins investment portfolio by reinvesting proceeds from bonds into high quality mortgaged-backed securities. At the close of 2000, there were no significant differences between the book and fair values of the debt securities portfolio. The fair value of the debt securities portfolio exceeded its amortized cost by $356,000 or .3%, at the close of 2000.

During the 2001 year, net loans rose 5.8 percent to $471,598,000 from $445,890,000. Commercial loan growth was robust, accounting for 123.9 percent of total loan growth, mortgage loan growth accounted for 2.4 percent and consumer loan had negative growth of 26.3 percent, of total loan growth for 2001. The substantial commercial loan growth was the result of the Bank's increased focus on commercial lending.
Complementing this internal initiative was the strong economy, which stimulated new commercial loan demand as well as prompting existing customers to expand their borrowings. During 2001, mortgage loan growth was slow due to the offsetting impact of low interest rates and economic uncertainty. The decrease in consumer loans results from a decrease in indirect automobile lending.

DEPOSITS:
Total deposits held by the Corporation increased $22,176,000 during 2001 compared to an increase of $39,260,000 during 2000. Interest-bearing deposits represented 83.1% and 83.2% of total deposits at December 31,
2001 and 2000, respectively. Noninterest-bearing deposits increased by $4,395,000 while interest-bearing deposits increased by $17,781,000 during 2001.  Increases in balances of Market Access, CheckInvest and money
market accounts accounted for the deposit increase.   Market Access deposits
soared by $30.3 million or 55.2 percent to $85.1 million at December 31, 2001. The significant growth in Market Access deposits results from several deposit promotion campaigns during 2001. Noninterest-bearing deposits increased by $2,439,000 while interest-bearing deposits increased by $36,821,000 during 2000. Increases in balances of Market Access accounts,

Checkinvest, Market Access accounts soared by $37.5 million or 217 percent To $54.8 million at December 31, 2000. The significant growth in Market Access deposits results from a deposit promotion campaign during 2000. During 1999, noninterest-bearing deposits increased by $4,904,000 while interest-bearing deposits increased by $17,887,000. In both 2000 and 1999, as long-term deposits matured and new funds were deposited, these funds were primarily placed in short-term deposits.

Securities sold under repurchase agreements and other short-term borrowings include repurchase agreements and Federal funds purchased.
These balances increased by $8,779,000 during 2001, following a decrease of $21,731,000 in 2000. Due to the volatility of customer repurchase agreements all funds generated by repurchase agreement activity enter the Bank's earning assets as short-term investments. Federal Home Loan Bank advances increased by $16,000,000 to $49,345,000 at December 31, 2001.

END PUBLISHED PAGE 32

CAPITAL RESOURCES:
Shareholder's equity reached an all-time high of $62,138,000 at December
31, 2001 compared to $56,525,000 at December 31, 2000, an increase of $5,613,000, or 9.9%. This increase was primarily attributable to net income of $8,565,000, less dividends declared to shareholders of $4,365,000, less the change in unrealized gain on securities available for sale in the amount of $1,065,000. The book value per share of common stock climbed to $14.39 at year-end 2001 compared to $13.16 per share at year-end 2000, a 9.4% increase. Capital ratios remained strong during 2001, with average equity to average assets of 9.4%. The return on average shareholders equity during 2001 decreased to 14.36%, from $15.83% and 15.29% during 2000 and 1999, respectively. As discussed in
Note 13 to the Consolidated Financial Statements, the Corporation's primary source of funds for the payment of dividends is its Bank subsidiary.

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

Total risk-based capital consists of shareholders' equity, exclusive of net gain (loss) on securities available for sale, plus the allowable portion of the reserve for loan losses and subordinated debt. The allowance included in total risk-based capital cannot exceed 1.25% of risk-weighted assets. As of December 31, 2001, LNB Bancorp, Inc. had a total risk-based capital ratio of 13.17%, with a Tier 1 capital ratio of 11.95% compared to 13.06% and 11.88%, respectively, at December 31, 2000. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total average assets (unadjusted for risk). On December 31, 2001, LNB Bancorp, Inc.'s leverage ratio was 9.08%, which substantially exceeds the Corporation's minimum regulatory requirement. For additional information on the Corporation and Bank's capital ratios, refer to Note 14, Regulatory Capital on page 19.

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that its current capital resources are sufficient to support any foreseeable acquisition activity. The Corporation also retains a portion of the net income it earns to accommodate current operational and regulatory capital requirements and to fund future growth opportunities. A part of future growth depends upon capital expenditure programs. Capital expenditures of approximately $2,900,000 are projected for 2002.

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with total equity on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

AVERAGE EQUITY TO AVERAGE ASSETS percent
(An Average Equity to Average Assets graph follows in printed version with average equity on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BOOK VALUE PER SHARE dollars*
(A Book Value Per Share graph follows in printed version with book value on the y-axis and years 1997 through 2001 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

              Total Shareholders'     Average Equity to      Book Value
                   Equity              Average Assets        Per Share
    Year     Millions of Dollars          Percent             Dollars*

    2001           $62.1                    9.39%              $14.39
    2000           $56.5                    8.77%              $13.16
    1999           $51.1                    8.67%              $11.89
    1998           $48.7                    9.27%              $11.35
    1997           $45.0                    9.70%              $10.48



*Adjusted for stock dividends and splits



END PUBLISHED PAGE 33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on-and-off balance sheet positions by examining its near-term sensitivity and its longer term gap position.

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

Management may, at times, place greater emphasis on maximizing net interest margin rather than merely concentrating on interest rate risk depending on the relationship between short-and long-term interest rates, market conditions and consumer preference. Management believes that increased net income resulting from a moderate contrast between the maturity of its assets and liabilities can provide high enough returns to justify the increased risk exposure during periods of stable interest rates. The effectiveness of Management's administration of the Asset/Liability function is demonstrated by the Corporation's consistently high net yield on earning assets. This was particularly true during 2001 when the Banks base lending rate decreased 450 basis points and the net yield on earning assets decreased only 12 basis points. The Corporation's net yield on earning assets remains at the high levels of 4.73% and 4.85% for the years ended December 31, 2001 and 2000, respectively. The Asset/Liability Management Committee has established limits on the amount of its interest rate risk exposure, however, there can be no assurance that Management's efforts to limit interest rate risk will be successful.

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

The Corporation's one year gap was 16.35% at December 31, 2001, 2.83% at December 31, 2000 and (2.81)% at December 31, 1999. The increase in the Corporation's one year gap at December 31, 2001 compared to December
31, 2000, was due to an increase in assets maturing or otherwise repricing in one year or less totaling $68,950,000 (due to increases in loans and in securities repricing during that period) offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $1,044,000 (due primarily to decreases in certificates of deposit and savings deposits partially offset by increases in interest-bearing demand deposits and short-term borrowings during that period). The increase in the Corporation's one year gap at December 31, 2000 compared to December 31, 1999 was due to an increase in assets maturing or otherwise repricing in one year or less totaling $54,514,000 (due to increases in loans and in securities repricing during that period) offset by an increase in liabilities maturing or otherwise repricing in one year or less totaling $7,987,000 (due primarily to increases in certificates of deposit and interest-bearing demand deposits offset by decreases in savings deposits and short-term borrowings during that period). Corporate management does not anticipate any significant changes in the Corporation's market risk or interest rate risk profiles in 2002. The table on the page 35 sets forth the repricing dates of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 2001 and the interest rate sensitivity "gap" percentages at the dates indicated.




END PUBLISHED PAGE 34

GAP ANALYSIS (DOLLARS IN THOUSANDS)
                                       EXPECTED MATURITY/REPRICING DATE
                                     2002      2003      2004      2005
------------------------------------------------------------------------
Commercial loans . . . . . . . . .$214,993  $   444   $ 3,473   $    82
Weighted average yield . . . . . .   6.54%    7.42%     6.41%     6.50%
Mortgage loans(1). . . . . . . . .  54,269   30,114    23,268    20,710
Weighted average yield . . . . . .   7.50%    7.12%     6.66%     7.44%
Consumer loans . . . . . . . . . .  20,187   15,797    10,017     5,732
Weighted average yield . . . . . .   8.53%    8.50%     8.30%     9.21%
Home equity lines of credit. . . .  37,018      -0-       -0-       -0-
Weighted average yield . . . . . .   5.27%    0.00%     0.00%     0.00%
Credit Card loans. . . . . . . . .   4,927      -0-       -0-       -0-
Weighted average yield . . . . . .   7.51%    0.00%     0.00%     0.00%
Securities and other(2). . . . . .  63,915   54,646     9,704     9,296
Weighted average yield . . . . . .   5.42%    5.49%     5.56%     5.59%
                                  --------------------------------------
 Total interest-earning assets . . 395,309  101,001    46,462    29,820
                                  --------------------------------------
Certificates of deposit. . . . . . 133,706   27,087     7,498     8,940
Weighted average yield . . . . . .   3.76%    4.24%     5.04%     5.22%
Savings deposits . . . . . . . . .  36,794   36,794    18,396       -0-
Weighted average yield . . . . . .   1.00%    1.00%     1.00%     0.00%
Interest-bearing demand. . . . . .  64,609   64,609    21,304       -0-
Weighted average yield . . . . . .   1.89%    1.89%     1.89%     0.00%
Short-term borrowings. . . . . . .  48,170      -0-       -0-       -0-
Weighted average yield . . . . . .   2.02%    0.00%     0.00%     0.00%
Federal Home Loan Bank advances. .  10,750   19,595       -0-       -0-
Weighted average yield . . . . . .   4.97%    3.26%     0.00%     0.00%
                                  --------------------------------------
Total interest-bearing liabilities 294,029  148,085    58,198     8,940
                                  --------------------------------------
Interest-earning assets less
 Interest-bearing liabilities. . . 101,280  (47,084)  (11,736)   20,880
                                  --------------------------------------
Cumulative interest-rate
 sensitive gap . . . . . . . . . .$101,280 $ 54,196  $ 42,460  $ 63,340
                                  --------------------------------------
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 2001                  16.35%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 2000                   5.38%
Cumulative interest-rate gap as a
 percentage of total earning assets at
 December 31, 1999                  (2.81)%
                                  --------------------------------------

GAP ANALYSIS (DOLLARS IN THOUSANDS)
                             EXPECTED MATURITY/REPRICING DATE     FAIR
                                   2006  THEREAFTER  TOTAL      VALUE(3)
------------------------------------------------------------------------
Commercial loans . . . . . . . . .$    67  $   357  $219,416   $219,605
Weighted average yield . . . . . .  6.50%    6.54%     6.54%
Mortgage loans(1). . . . . . . . . 23,711    6,180   158,252    158,685
Weighted average yield . . . . . .  7.09%    7.23%     7.23%
Consumer loans . . . . . . . . . .  2,603    3,539    57,875     58,571
Weighted average yield . . . . . .  8.99%    8.59%     8.59%
Home equity lines of credit. . . .    -0-      -0-    37,018     37,028
Weighted average yield . . . . . .  0.00%    0.00%     5.27%
Credit Card loans. . . . . . . . .    -0-      -0-     4,927      4,927
Weighted average yield . . . . . .  0.00%    0.00%     7.51%
Securities and other(2). . . . . .  1,371    8,957   141,889    142,183
Weighted average yield . . . . . .  7.09%    7.09%     5.58%
                                  --------------------------------------
 Total interest-earning assets . . 27,752   19,033   619,377    620,999
                                  --------------------------------------
Certificates of deposit. . . . . .     28       14   177,273    178,774
Weighted average yield . . . . . .  5.11%    5.21%     3.96%
Savings deposits . . . . . . . . .    -0-      -0-    91,984     91,984
Weighted average yield . . . . . .  0.00%    0.00%     1.00%
Interest-bearing demand. . . . . .    -0-      -0-   161,522    161,522
Weighted average yield . . . . . .  0.00%    0.00%     1.89%
Short-term borrowings. . . . . . .    -0-      -0-    48,170     48,170
Weighted average yield . . . . . .  0.00%    0.00%     2.02%
Federal Home Loan Bank advances. .    -0-      -0-    30,345     30,981
Weighted average yield . . . . . .  0.00%    0.00%     3.87%
                                  --------------------------------------
 Total interest-bearing liabilities    28       14   509,294    510,431
                                  --------------------------------------
Interest-earning assets less
 Interest-bearing liabilities. . . 27,724   19,019
                                  ----------------------------
Cumulative interest-
 rate sensitive gap. . . . . . . .$91,064 $110,083
                                  ----------------------------
(1)Mortgage loans include mortgages in which the loan is fixed for the first three or five years of the loan and its interest rate is adjustable thereafter.
(2)Securities available for sale are shown at amortized cost.
(3)Fair value of loans are gross of deferred fees and costs and allowance for loan losses.

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

On December 31, 2001, cash and cash equivalents equaled $31,505,000 or 4.7% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows on page 1 and arises from operating, investing, and financing activities.

The adjustments to reconcile 2001 net income to net cash provided by operating activities primarily consists of depreciation and amortization of $1,625,000, amortization of intangible assets of $377,000, amortization of deferred loan fees and costs of $72,000 and a provision for loan losses of $2,200,000. These items represent expenses included in net income which do not represent an expenditure or receipt of cash.

The cash flows from investing activities relate primarily to securities, loans and purchases of capital assets. Net cash used in investing activities was $39,229,000. Cash used in investing activities resulted from the purchases in securities of $86,085,000 offset by proceeds from sales and maturities of securities of $75,769,000. Cash used in investing activities included net loan increases of $27,980,000 and purchases of capital assets of $894,000.


END PUBLISHED PAGE 35

Net cash provided by financing activities was $32,966,000. Cash provided by financing activities included increases in deposits of $22,176,000, increases in securities sold under repurchase agreements and other short-term borrowings of $8,779,000, proceeds from Federal Home Loan Bank advances of $46,735,000 less cash paid on Federal Home Loan Bank advances of $40,735,000 and proceeds from stock options exercised of $348,000. Cash used by financing activities includes dividends paid of $4,337,000. These cash flows resulted in a $6,369,000 increase in cash and cash equivalents from December 31, 2000 to December 31, 2001.

The Corporation can obtain additional liquidity from off-balance sheet sources which include the purchase of Federal funds from correspondent banks and borrowing from the Federal Reserve Bank's discount window. At December 31, 2001 the Bank had pledged as collateral $35,335,000 in second mortgages with the Federal Reserve Bank of Cleveland to secure advances and discounts up to $30,035,000. At December 31, 2001, the Bank had available credit at the Federal Reserve Bank discount window of $30,035,000. At year-end, the Bank had approved Federal funds facilities of $18,000,000 at three correspondent banks. At December 31, 2001, the Bank borrowed $10,000,000 under these arrangements. Additionally, the Bank has a $40,000,000 cash management advance line of credit with the Federal Home Loan Bank of Cincinnati. At December 31, 2001 the Bank had borrowed $19,000,000 from the Federal Home Loan Bank under this line of credit. The internal and external sources of funds for liquidity, in the opinion of Management, satisfy the liquidity needs of the Corporation and the Bank.

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

FINANCIAL ACCOUNTING STANDARDS BOARD:
The Financial Accounting Standards Board (FASB) has issued:
     SFAS No. 141, "Accounting for Business Combinations"
     SFAS No. 142, "Accounting for Goodwill and other
                    Intangible Assets"
     SFAS No. 144, "Accounting for the Impairment or Disposal
                    of Long-Lived Assets"

Implementation date by the Corporation and Impact on the Corporation:

  On July 20, 2001, The Financial Accounting Standards Board issued Statements SFAS No. 141, "Accounting for Business Combinations" SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expenses will cease and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired core deposit intangible requiring separate disclosure and amortization with impairment testing at least annually. A Corporation must adopt SFAS No. 142 at the beginning of the fiscal year. LNB Bancorp, Inc. adopted SFAS No. 141 as of July 1, 2001 and will adopt SFAS No. 142 as of January 1, 2002. The Corporation has determined that the provisions of SFAS No. 142 will have no effect on our financial position, results of operation or liquidity. In August 2001, the Financial Accounting Standards Board issued Statement SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the Corporation January 1, 2002 and are not expected to have a material impact on our financial position, results of operation or liquidity.

All other applicable Statements of Financial Accounting Standards that have been issued and have effective sates impacting 2001 and prior years financial statements have been adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting Standards which have been issued and have implementation dates in the future which will materially impact the financial statements of future years.

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

The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Specifically, Title V of GLB Act requires financial institutions to issue privacy notices and provide consumers with an opportunity to opt out of certain types of information sharing. The FDIC developed and adopted a final regulation with other financial institution regulators to implement the GLB Act privacy provisions. Although the privacy rule's effective date is November 13, 2000, compliance is not mandatory until July 1, 2001. LNB Bancorp, Inc. and its wholly owned subsidiaries successfully implemented the privacy provisions. The adoption of these privacy provisions did not have a significant impact on the financial position or results of operation in 2001.


END PUBLISHED PAGE 36

Lorain National Bank Investment and Trust Services

Our Investment and Trust Services division continues to grow and develop the capabilities of its staff, and to enhance services available to the bank's customers. In spite of the financial markets' downturn for the second consecutive year, Investment and Trust Services increased its revenues by one percent to $2,379,000. This contribution is particularly valuable to the bank and LNB Bancorp's shareholders because our revenues are not generated by the balance sheet and do not require specifically allocated capital.

Capitalizing on the strength and personal service of our experienced trust officers, the year was spent strengthening relationships with our clients. Frequent communication, reminding them of our basic philosophy of investing high quality securities and longer-term perspective, helped to allay concerns about volatility in the financial markets.

We worked closely with retail areas of the bank to introduce a referral plan and to develop closer ties with the bank's sales officers and representatives of the bank's LNB Investment Center. As a result of its focus on customer needs, the confidence of our clients is reflected in referrals of their friends. Each trust officer worked directly with the branch officers to make certain that the bank's customer had ready access to investment products and trusted financial advice.

Internally, the four core units of the division, which include Personal, Employee Benefits, Investment and Operations, continued to develop procedures and policies to assure superior service to our clients. The Account Administrative Review and the Trust Investment committees monitored the set-up of accounts and the investment of portfolios to ensure that clients' objectives were achieved. This monitoring, coupled with strong policies and procedures, also aids compliance with applicable laws and minimizing the risk of providing fiduciary services. The work of these units and committees will ensure smooth, orderly growth of the division in the coming years.

As Lorain National Bank adds value through electronic banking, the Investment and Trust Services Division provides similar opportunities for its clients. Investment portfolio information is available 24 hours a day at TrustWeb,
accessible through the bank's Internet web site at WWW.4LNB.COM   In addition
to Internet access, 401(k) retirement accounts may also be accessed by telephone.

Last year's discouraging economic news, unprecedented homeland terrorists' attacks, corporate bankruptcies and other uncertainties upset investors. Such news fuels both the uncertainties in the financial markets and the anxieties in the minds of investors.

In today's uncertain world, managing finances involves more than merely watching investments. Now more than ever, customers need a trusted financial advisor, dedicated to serving their needs with high quality deposit and investment products. Customers know that expert, honest and trustworthy advise is a rarity these days, Fortunately, our customers recognize that Lorain National Bank, a solid local financial institution, regulated by the Office of the Comptroller of the Currency is well positioned to provide the kind of guidance they need today.

/s/Emma N. Mason

Emma N. Mason
Sr. Vice President and
Senior Trust Officer


LNB Investment Center

In 2001, LNB Bancorp, Inc. announced the availability of non-traditional bank investments and insurance products and services through its subsidiaries to be marketed under the brand LNB Investment Center.

Raymond James Financial Services, member NASD/SPIC, of St. Petersburg, Florida, through an affiliation with Lorain National Bank, is able to make available a wide range of investment products and brokerage services, including stocks and bonds, mutual funds, IRAs (traditional and Roth), Simple IRAs & SEPs, 401(k) plans, college educational planning (UGMAs & 529 plans), tax free and tax deferred investments.

Charleston Insurance Agency, Inc., a subsidiary of LNB Bancorp, Inc. provides clients with insurance-related products including life, accident and health, and annuities.

In February of 2001, Charleston Insurance Agency announced the hiring of financial advisor Robert A. Carino to administer the sale of investment and insurance products. Mr. Carino is a 17-year veteran of the financial services industry. Working with Bob as financial advisor is Keith Kapanke, formerly Lorain National Bank main office manager and employee of 22 years. Together they offer the personal service and expert financial advice that our customers have grown to expect from Lorain National Bank.

Founded in 1974, Raymond James Financial Services has grown to a network of nearly 4,200 financial advisors in more than 1,850 offices across the country. Since that time, they have provided financial expertise and guidance to hundreds of thousands of investors.

The first year for LNB Investment Center was filled with challenges, such as the 11 Federal Reserve interest rate cuts and the effects of a declining stock market. LNB Investment Center contributed more than $67,000 in noninterest income to the Corporation in 2001. Through referrals from inside the bank and aggressive sales efforts outside of the bank, we anticipate increased client awareness and a substantial resulting contribution of noninterest income to the Corporation.

/s/Thomas P. Ryan

Thomas P. Ryan
President and Chief Executive Officer
Charleston Insurance Agency

END PUBLISHED PAGE 37

Directors of LNB Bancorp, Inc. and Lorain National Bank

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

  Lee C. Howley
  President
  Howley and Company

  David M. Koethe
  Retired, former
  Chairman of the Board
  The Lorain Printing Company

  Benjamin G. Norton
  Human Resource Consultant
  LTI Power Systems

  Jeffrey F. Riddell
  President and
  Chief Executive Officer,
  Consumeracq, Inc. and
  Consumers Builders Supply Co.

  Thomas P. Ryan
  Executive Vice President
  and Secretary/Treasurer
  LNB Bancorp, Inc. and
  Lorain National Bank

  John W. Schaeffer, M.D.
  President
  North Ohio Heart Center, Inc.

  Gary C. Smith
  President and
  Chief Executive Officer
  LNB Bancorp, Inc. and
  Lorain National Bank

  Eugene M. Sofranko
  Chairman of the Board
  Lorain Glass Company, Inc.

  Leo Weingarten
  Retired

  Officers of LNB Bancorp, Inc.

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

  James W. Manning
  Director of Audit

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


END PUBLISHED PAGE 38

Management of Lorain National Bank

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

     Robert L. Cox
     Senior Vice President
     Retail Lending

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

     Emma N. Mason
     Senior Vice President
     and Senior Trust Officer

     James H. Weber
     Senior Vice President and
     Senior Marketing Officer

  BRANCH OFFICERS

     Teresa E. George
     Vice President
     Branch Administration

     MAIN OFFICE & SIXTH
     STREET DRIVE-IN OFFICE
     Charles A. DeAngelis
     Vice President

     AMHERST OFFICE
     G. Dale Rosenkranz
     Vice President

     AVON LAKE OFFICE
     Diana L. Schmittgen
     Assistant Vice President

     CLEVELAND STREET OFFICE
     Timothy J. Gallagher
     Vice President

     ELY SQUARE OFFICE
     James E. Schmittgen
     Vice President

     KANSAS AVENUE OFFICE
     Linda Buehner
     Assistant Vice President

     VILLAGE OF LAGRANGE OFFICE
     Carrie Hartman
     Assistant Vice President

     LAKE AVENUE OFFICE
     Christine M. Weber
     Assistant Vice President

     MIDWAY MALL OFFICE
     Susan M. Neiding
     Vice President

     OBERLIN AVENUE OFFICE
     Jennifer M. Nickolls
     Assistant Vice President

     OBERLIN & KENDAL
     AT OBERLIN OFFICES
     Marilyn R. Krasienko
     Assistant Vice President

     OLMSTED TOWNSHIP &
     THE RENAISSANCE OFFICES
     Carol Snyder
     Assistant Cashier

     PEARL AVENUE OFFICE
     Patricia A. Wolanczyk
     Assistant Cashier

     VERMILION OFFICE
     Robert B. White
     Vice President

     Barbara M. Beres-Clark
     Assistant Branch Manager

     WEST PARK DRIVE OFFICE
     Kara L. Odom
     Senior Customer
     Service Representative

     THE CROSSINGS OF WESTLAKE &
     WESTLAKE VILLAGE OFFICES
     Lora M. Graves
     Senior Customer
     Service Representative

  LOAN OFFICERS
     COMMERCIAL LOANS
     John A. Funderburg
     Vice President

     Lee C. Myers
     Vice President

     Ellen M. Walsh
     Vice President

     Kenneth P. Wayton
     Vice President

     RETAIL LENDING
     Bruce Diso
     Vice President

     Kimberly S. Plzak
     Assistant Vice President

     VISA/ELECTRONIC BANKING
     Jeanne Maschari
     Vice President

     MORTGAGE LOANS
     Edwin F. Klenz
     Vice President

     Joel A. Krueck
     Vice President and
     CRA Officer

     CREDIT ANALYSIS
     Denise M. Kosakowski
     Vice President

     COLLECTIONS
     Kelly A. Dunfee
     Assistant Cashier

     LOAN REVIEW
     Richard P. Vieritz
     Vice President

     LOAN SERVICES
     Laura Campbell
     Mortgage Loan
     Administrative Officer

     Joan M. Raymond
     Assistant Vice President

     Joyce L. Wasela
     Assistant Cashier

  ADMINISTRATION AND OPERATIONS OFFICERS

     ACCOUNTING
     Mitchell J. Fallis, CPA
     Vice President and
     Chief Accounting Officer

     Mary L. Scaff
     Fiscal Operations Officer

     AUDITING
     James W. Manning
     Director of Audit

     Randy E. Lottman
     Network and Information
     Security Officer

     COMPLIANCE
     Donna Jean Phillips
     Vice President,
     Compliance, BSA
     And OFAC Officer

     DEPOSIT OPERATIONS
     Patricia L. Cole
     Assistant Vice President

     E.D.P. SERVICES
     Larry R. Johnson
     Vice President

     Larry A. Hill
     Assistant Vice President

     Rita M. Hoyt
     Assistant Cashier

     HUMAN RESOURCES
     Carol A. Mesko
     Vice President

     Teresa E. Kreger
     Assistant Cashier

     MAINTENANCE
     Robert J. Witkowski
     Maintenance Officer

     MARKETING
     Steven F. Cooper
     Vice President

     Debra L. Temerario
     Marketing Operations Officer

     PROFESSIONAL DEVELOPMENT
     Marianne Kocak
     Assistant Vice President

     PURCHASING
     Susan I. Tuttle
     Assistant Vice President

     SECURITY
     James E. Long
     Assistant Vice President

  LNB INVESTMENTS AND TRUST SERVICES OFFICERS
     Neal A. Conger
     Vice President

     Gerald S. Falcon
     Vice President

     David Nocjar
     Vice President

     Patrick E. Sheridan
     Vice President

     Jason Born
     Investment Officer

     Georgia Bour
     Assistant Vice President

     Carol A. Cavanaugh
     Assistant Vice President

     Thomas H. Eschke
     Assistant Vice President
     Trust Operations Officer

     Mario Ruano
     Assistant Vice President

  LNB INVESTMENT CENTER OFFICERS
     Robert A. Carino
     Senior Financial Advisor

     Keith H. Kapanke
     Financial Advisor

  END PUBLISHED PAGE 39

LNB Bancorp, Inc. Annual Earnings, Dividend and Book Value per Share
Performance

10 YEAR ANNUAL EARNINGS                              1992 THROUGH 2001

(10 Year Earnings History graph follows in printed version with years 1992 through 2001 on the y-axis and earnings on the x-axis in $2,500,000.00 increments ranging from $0 to $10,000,000.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the earnings history of LNB Bancorp, Inc. from 1992 through 2001. The Corporation's management team is proud of its record of continuously increasing annual earnings over this ten year period.
Cumulative Cash Dividends Declared
              Total Cash Dividends Declared 1992 - 2001: $1,229.00

(Cumulative Cash Dividends Declared graph follows in printed version with years 1992 through 2001 on the y-axis and Dividends Declared on the x-axis in $300.00 increments ranging from $0 to $1,200.00. The graph is horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

For shareholder information, the above graph reflects a 10 year chronological record of dividend performance following a hypothetical purchase of 100 shares of LNB Bancorp, Inc., stock without further reinvestment.

Over the 10 year period, our hypothetical shareholder would have benefited from the cumulative cash dividends declared on the stock in the amount of $1,229.00.

Book Value Per Share                                 1992 through 2001

(Book Value Per Share graph follows in printed version with years 1992 through 2001 on the y-axis and book values on the x-axis in $4.00 increments ranging from $0.00 to $16.00. The graph is a horizontal bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid along with an accompanying legend for identification purposes.)

The graph above depicts the book value per share of LNB Bancorp, Inc.
from 1992 through 2001. Executive and senior management has worked diligently to cause the rapid increase in the book value per share over the past ten years.

  The data points used to plot the three (3) graphs previously described follows:
            10 YEAR ANNUAL   CUMULATIVE CASH     BOOK VALUE
  YEAR      EARNINGS       DIVIDENDS DECLARED    PER SHARE
  2001      $8,565,000.00      $1,229.00          $14.40
  2000      $8,430,000.00      $1,048.00          $13.16
  1999      $7,641,000.00      $  867.00          $11.89
  1998      $6,818,000.00      $  704.00          $11.35
  1997      $6,480,000.00      $  552.00          $10.48
  1996      $5,852,000.00      $  426.00          $10.06
  1995      $5,003,000.00      $  317.00          $ 9.33
  1994      $4,432,000.00      $  225.00          $ 8.66
  1993      $4,029,000.00      $  142.00          $ 8.12
  1992      $3,826,000.00      $   68.00          $ 7.61





END PUBLISHED PAGE 40

LNB Bancorp, Inc. Subsidiary Locations

LORAIN NATIONAL BANK
  457 Broadway
  Lorain, Ohio 44052
  (440)244-6000
  (800)860-1007

CHARLESTON INSURANCE
AGENCY, INC.
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7158
  (800)845-2152

CHARLESTON TITLE
AGENCY, LLC
  424 Middle Avenue
  Elyria, Ohio 44035
  (440)244-5212
  (440)284-5165


Banking Centers, ATMs, LNB Investment and Trust Services and LNB Investment
Center

LORAIN NATIONAL BANK
LORAIN BANKING CENTERS
**Main
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7185

**Sixth Street Drive-In
  200 Sixth Street
  Lorain, Ohio 44052
  (440)244-7242

**Kansas Avenue
  1604 Kansas Avenue
  Lorain, Ohio 44052
  (440)288-9151

**Oberlin Avenue
  3660 Oberlin Avenue
  Lorain, Ohio 44053
  (440)282-9196

**Pearl Avenue
  2850 Pearl Avenue
  Lorain, Ohio 44055
  (440)277-1103

**West Park Drive
  2130 West Park Drive
  Lorain, Ohio 44053
  (440))989-3131

AMHERST BANKING CENTER
**Amherst
  1175 Cleveland Avenue
  Amherst, Ohio 44001
  (440)988-4423

AVON LAKE BANKING CENTER
**Avon Lake
  240 Miller Road
  Avon Lake, Ohio  44012
 (440)933-2186

ELYRIA BANKING CENTERS
**Ely Square
  124 Middle Avenue
  Elyria, Ohio 44035
 (440)323-4621

**Cleveland Street
  801 Cleveland Street
  Elyria, Ohio 44035
  (440)365-8397

**Lake Avenue
  42935 North Ridge Road
  Elyria Township, Ohio 44035
 (440)233-7196

**Midway Mall
  6395 Midway Mall Blvd.
  Elyria, Ohio 44035
  (440)324-6530

VILLAGE OF LAGRANGE
BANKING CENTER
**Village of LaGrange
  546 North Center Street
  Village of LaGrange,
  Ohio 44050
  (440)355-6734

OBERLIN BANKING CENTERS
**Kendal at Oberlin*
  600 Kendal Drive
  Oberlin, Ohio 44074
  (440)774-5400

**Oberlin
  40 East College Street
  Oberlin, Ohio 44074
  (440)775-1361

OLMSTED TOWNSHIP
BANKING CENTERS
**Olmsted Township
  27095 Bagley Road
  Olmsted Township,
  Ohio 44138
  (440)235-4600

  The Renaissance
  26376 John Road
  Olmsted Township,
  Ohio 44138
  (440)427-0041

VERMILION BANKING CENTER
**Vermilion
  4455 East Liberty Avenue
  Vermilion, Ohio 44089
  (440)967-3124

WESTLAKE BANKING OFFICES
**Crossings of Westlake
  30210 Detroit Road
  Westlake, Ohio 44145
  (440)892-9696

  Westlake Village
  28550 Westlake Village Drive
  Westlake, Ohio 44145
  (440)808-0229

ATMS
**Captain Larry's Marathon
  1317 State Route 60
  Vermilion, Ohio 44089

**City Center Building
  300 Broadway
  Lorain, Ohio 44052

**Cooper-Foster Park Road
  1920 Cooper-Foster
  Park Road
  Lorain, Ohio 44053

**Dad's Sunoco
  7580 Leavitt Road
  State Route 58
  Amherst, Ohio 44001

**Gateway Plaza
  3451 Colorado Avenue
  Lorain, Ohio 44052

**Lakeland Medical Center
  3700 Kolbe Road
  Lorain, Ohio 44053

**Lorain County
  Community College
  1005 North Abbe Road
  Elyria, Ohio 44035

**Lowe's Home
  Improvement Warehouse
  620 Midway Boulevard
  Elyria, Ohio 44035

OTHER OFFICES
  Executive
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7123

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

  Customer Service
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3348
  (800)860-1007

  Human Resources
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3139

  Operations
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3315

  Purchasing
  2150 West Park Drive
  Lorain, Ohio 44053
  (440)989-3327

  VISA/Electronic Banking
  2130 West Park Drive
  Lorain, Ohio 44053
  (440)989-3348

LNB INVESTMENT AND
TRUST SERVICES
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7226

LNB INVESTMENT CENTER
  457 Broadway
  Lorain, Ohio 44052
  (440)244-7158
  (800)845-2152

ALL OTHER OFFICES NOT LISTED
  Toll Free (800)860-1007
  Lorain (440)244-6000

TELEBANKER
  Telebanker (440)245-4562
  Telebanker (800)610-9033


Internet:www.4LNB.com

ATM service available wherever you see this symbol**

*Restricted to residents, their visitors and employees


END INSIDE BACK COVER

Half page insert front side

Two postage paid postcards

Left side card reads as follows:

Lorain National Bank
Attn: Mitchell J. Fallis
457 Broadway
Lorain, Ohio 44052-9986

Right side card reads as follows:

Lorain National Bank
Attn: Gary C. Smith
457 Broadway
Lorain, Ohio 44052-9986

Half page insert back side

Left side card reads as follows:

2001 ANNUAL REPORT SURVEY

Thank you for reading the 2001 LNB Bancorp, Inc. Annual Report. To help us improve our ability to serve you, please complete the following survey.

The following grading scale should be used:
5-Excellent;4-Good;3-Fair;2-Poor;1-Very Poor
------------------------------------------------------------------------
1. Please rate the sections of the Annual Report you found most helpful. When evaluating, consider the overall quality, communication effectiveness and readability of the section.
_____     Corporate Profile
_____     Corporate and Investor Information
_____     Stock and Dividend Information
_____     Earnings and Dividend History
_____     LNBB Direct Purchase Plan
_____     Financial Highlights
_____     Message to Shareholders
_____     Financial Statements and Notes
_____     Glossary of Key Terms
_____     Management's Discussion and Analysis
_____     LNB Investment & Trust Services
_____     LNB Investment Center

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

Right side card reads as follows:

LNBB DIRECT STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN

Yes, I am interested in learning more about LNBB Direct. Please send me a Plan prospectus at the following address:

  Name___________________________________________________
  Street Address_________________________________________
  City,State & Zip_______________________________________
  Phone________

COVER DESCRIPTION

Outside back cover

White background

(Logo)LNB
      Bancorp, Inc.

Blue lettering

Mail: LNB Bancorp, Inc. 457 Broadway . Lorain, Ohio 44052-1739
E-Mail: INVESTORRELATIONS@4LNB.com . Internet: WWW.4LNB.COM
Telephone: (440) 244-6000 . Toll Free: (800) 860-1007
Telefax: (440) 244-4815

END OF PUBLISHED LNB BANCORP, INC. 2001 ANNUAL REPORT

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

                (for the fiscal year ended December 31, 2001)

                        S - K Reference Number (21)




                      Corporate Organization Structure

                      ..............................
                    .     LNB Bancorp, Inc.      .
                    . Financial Holding Company  .
                    .    an Ohio Corporation (1) .
                    ..............................
                                  .
       .....................................................
       .                          .                        .
...................  ............................. ......................
..Charleston Title.  . The Lorain National Bank  . .Charleston Insurance.
.. Agency, LLC.   .  . Wholly-Owned Subsidiary   . .    Agency, Inc.    .
.. 49% Owned      .  .   an Ohio Corporation (1) . .   Wholly-owned     .
.. Ohio LLC (2)   .  ............................. .    Subsidiary      .
...................                .               .Ohio Corporation(1) .
                                  .               ......................
                                  .
                   .................................
                   . LNB Financial Services, Inc.  .
                   .   Wholly-Owned Subsidiary     .
                   .     an Ohio Corporation  (1)  .
                   .         (dormant)             .
                   .................................



              (1) The physical location and legal mailing address is:

                  457 Broadway
                  Lorain, Ohio  44052

              (2) The physical location and legal mailing address is:

                  424 Middle Avenue
                  Elyria, Ohio  44035

                             LNB Bancorp, Inc.

                           Exhibit to Form 10 - K

               (for the fiscal year ended December 31, 2001)

                        S - K Reference Number (23)




                     Consent of Independent Accountants.

                             Exhibit 23


Consent of Independent Accountants

The Board of Directors
LNB Bancorp, Inc.:

We consent to incorporation by reference in the registration statements No. 33-53210 on Form S-8 and No.33-64034 on Form S-8 and No. 333-58414
on Form S-3 of LNB Bancorp, Inc. of our report dated January 22, 2002, relating to the consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of LNB Bancorp, Inc.



/s/ KPMG LLP


Cleveland, Ohio
March 29, 2002