Form 10-Q
period 2002-03-31
LNB BANCORP INC
filed 2002-05-15
CIK 737210

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

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

    Outstanding at May 13, 2002: 4,317,558 shares
    Class of Common Stock:  $1.00 par value

                               LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended March 31, 2002

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

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS         2002            2001
                                          -------------  --------------
                                           (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                   $ 20,164,000    $ 28,017,000
Federal funds sold and
 short-term investments                      3,453,000       3,488,000
Securities:
  Available for sale, at fair value        115,396,000     117,628,000
  Held to maturity, at cost (fair
   value $13,334,000 and $17,485,000,
   respectively)                            13,177,000      17,191,000
  Federal Home Loan Bank, Federal Reserve
   Bank and other equity stock, at cost      3,619,000       3,582,000
                                         --------------  --------------
Total securities                           132,192,000     138,401,000
                                         --------------  --------------
Loans:
  Portfolio loans                          481,019,000     465,029,000
  Loans available for sale                   8,558,000      12,459,000
                                         --------------  --------------
Total loans                                489,577,000     477,488,000
Reserve for loan losses                     (6,269,000)     (5,890,000)
                                         --------------  --------------
Net loans                                  483,308,000     471,598,000
                                         --------------  --------------
Bank premises and equipment, net            10,245,000      10,520,000
Intangible assets                            3,376,000       3,470,000
Accrued interest receivable                  3,179,000       3,796,000
Other assets                                 5,518,000       5,113,000
Foreclosed assets                              141,000         123,000
                                         --------------  --------------
TOTAL ASSETS                              $661,576,000    $664,526,000
                                         ==============  ==============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                               $ 76,982,000    $ 87,488,000
 Savings, Market Access and passbook
   accounts                                264,876,000     253,506,000
 Certificates of deposit                   180,464,000     177,273,000
                                        --------------  --------------
Total deposits                             522,322,000     518,267,000
                                        --------------  --------------
Securities sold under repurchase agreements
  and other short-term borrowings           20,763,000      29,170,000
Federal Home Loan Bank advances, short-term 26,450,000      15,080,000
Federal Home Loan Bank advances, long-term  23,925,000      34,265,000
Accrued interest payable                     1,056,000       1,131,000
Accrued taxes, expenses, and
  other liabilities                          4,718,000       4,475,000
                                        --------------  --------------
TOTAL LIABILITIES                          599,234,000     602,388,000
                                        --------------  --------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,417,558 and
   4,417,558, respectively and Shares
   outstanding 4,317,558 and 4,317,558,
   respectively                              4,418,000       4,418,000
Additional capital                          26,238,000      26,238,000
Retained earnings                           34,136,000      33,125,000
Accumulated other comprehensive income         450,000       1,257,000
Treasury stock at cost, 100,000 shares      (2,900,000)     (2,900,000)
                                        --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                  62,342,000      62,138,000
                                        --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $661,576,000    $664,526,000
                                        ==============  ==============



See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF INCOME (UNAUDITED)                     ----------------------------
                                               2002            2001
INTEREST INCOME:                          ----------------------------
Interest and fees on loans:
 Taxable                                    $ 8,372,000    $ 9,833,000
 Tax-exempt                                         -0-          3,000
Interest and dividends on securities:
 U.S. Treasury securities                         6,000         30,000
 U.S. Government agencies and corporations    1,535,000      1,673,000
 States and political subdivisions              134,000         72,000
 Other debt and equity securities               123,000         72,000
Interest on Federal funds sold and other
 interest-bearing instruments                    19,000         41,000
                                          -------------   ------------
TOTAL INTEREST INCOME                        10,189,000     11,724,000
                                          -------------   ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over         298,000        778,000
 Other deposits                               2,276,000      3,401,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                          151,000        396,000
Interest on Federal Home Loan Bank
 advances                                       381,000        328,000
                                          -------------   ------------
TOTAL INTEREST EXPENSE                        3,106,000      4,903,000
                                          -------------   ------------
NET INTEREST INCOME                           7,083,000      6,821,000
Provision for loan losses                       600,000        450,000
NET INTEREST INCOME AFTER PROVISION       -------------   ------------
FOR LOAN LOSSES                               6,483,000      6,371,000
                                          -------------   ------------
NONINTEREST INCOME:
Investment and Trust Services Division income   575,000        558,000
Service charges on deposit accounts             916,000        799,000
Other service charges, exchanges and fees       731,000        644,000
Gains from sales of securities                  275,000         23,000
Other operating income                          141,000         19,000
                                          -------------   ------------
TOTAL NONINTEREST INCOME                      2,638,000      2,043,000
                                          -------------   ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                2,917,000      2,600,000
Net occupancy expense of premises               381,000        386,000
Furniture and equipment expenses                531,000        519,000
Supplies and postage                            276,000        275,000
Ohio franchise tax                               61,000        162,000
Credit card and merchant expenses               302,000        282,000
Other operating expenses                      1,526,000      1,175,000
                                          -------------   ------------
TOTAL NONINTEREST EXPENSES                    5,994,000      5,399,000
                                          -------------   ------------
INCOME BEFORE INCOME TAXES                    3,127,000      3,015,000
INCOME TAXES                                  1,022,000      1,009,000
                                          -------------   ------------
NET INCOME                                  $ 2,105,000    $ 2,006,000
                                          =============   ============

PER SHARE DATA:

 BASIC EARNINGS PER SHARE                       $  .49         $  .47
                                                =======        =======
 DILUTED EARNINGS PER SHARE                     $  .49         $  .47
                                                =======        =======
 DIVIDENDS DECLARED PER SHARE                   $  .25         $  .25
                                                =======        =======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF CASH FLOWS (UNAUDITED)                  ----------------------------
                                               2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:      ----------------------------
 Interest received                          $10,905,000    $12,603,000
 Other income received                        1,983,000      1,962,000
 Interest paid                               (3,181,000)    (4,881,000)
 Cash paid for salaries and
  employee benefits                          (2,796,000)    (3,211,000)
 Net occupancy expense of premises paid        (305,000)      (306,000)
 Furniture and equipment expenses paid         (215,000)      (181,000)
 Cash paid for supplies and postage            (276,000)      (275,000)
 Cash paid for other operating expenses      (1,911,000)    (1,249,000)
 Federal income taxes paid                     (250,000)           -0-
                                           -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   3,954,000      4,462,000
                                           -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                            4,300,000      7,000,000
 Proceeds from sales and maturities of
  securities available for sale              27,332,000     13,915,000
 Purchases of securities held to maturity (1,499,000) (442,000) Purchases of securities available
  for sale                                  (25,125,000)   (23,140,000)
 Net (increase) in loans made to customers (12,252,000) (896,000) Purchases of bank premises and equipment
  and intangible assets                         (93,000)      (224,000)
 Proceeds from liquidation of other
  foreclosed assets                              33,000        296,000
 Purchases of other foreclosed assets           (51,000)      (247,000)
                                           -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES        (7,355,000)    (3,738,000)
                                           -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in demand and
  other noninterest-bearing deposits        (10,506,000)    (3,244,000)
 Net increase in savings and
  passbook deposits                          11,370,000      3,744,000
 Net increase in certificates of deposit      3,191,000     11,798,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                     (27,407,000)    (2,774,000)
 Proceeds from Federal Home Loan
  Bank advances                              22,330,000            -0-
 Payment on Federal Home Loan advances       (2,300,000)    (9,000,000)
 Dividends paid                              (1,165,000)    (1,137,000)
                                           -------------  -------------
NET CASH (USED) BY FINANCING ACTIVITIES      (4,487,000)      (613,000)
                                           -------------  -------------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (7,888,000)       111,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                     31,505,000     25,136,000
                                           -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF
 QUARTER                                    $23,617,000    $25,247,000
                                           =============  =============
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                   $2,105,000     $2,006,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Gain on sale of investments & loans          307,000         29,000
   Depreciation and amortization                392,000        418,000
   Amortization of intangible assets             94,000         94,000
   Amortization of deferred loan fees
    and costs, net                              (17,000)       112,000
   Provision for loan losses                    600,000        450,000
   Decrease in accrued interest receivable      617,000        876,000
   (Increase) in other assets                   (58,000)      (613,000)
   Increase (decrease) in accrued interest
    payable                                     (75,000)        22,000
   Increase in accrued taxes,
    expenses and other liabilities              329,000      1,104,000
   Others, net                                 (340,000)       (36,000)
                                          --------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $3,954,000     $4,462,000
                                          ============== ==============
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank) and Charleston Insurance Agency, Inc. and a 49% interest in Charleston Title Insurance Agency, LLC., at March 31, 2002, compared to December 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2002 compared to the same period in 2001. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with those unaudited condensed consolidated financial statements and the Corporation's December 31, 2001 Annual Report.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 2002 and the unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 are prepared in accordance with accounting principles generally accepted in the united States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

The consolidated balance sheet at December 31, 2001 has been taken from the audited Financial Statements and condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Shareholders.

The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 2001 amounts have been reclassified to conform to 2002 presentation.

2.  EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                  For the Quarter ended March 31, 2002
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                   $2,105,000

    Basic EPS
    Income available to
     common shareholders         $2,105,000        4,315,558      $ .49
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-            1,462
                                 ----------        ---------
    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $2,105,000        4,317,020      $ .49
                                 ==========        =========      =====


                                  For the Quarter ended March 31, 2001
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                   $2,006,000

    Basic EPS
    Income available to
     common shareholders         $2,006,000        4,295,268      $ .47
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-            3,653
                                 ----------        ---------
    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $2,006,000        4,298,921      $ .47
                                 ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the quarters ended March 31, 2002 and 2001 are as follows:

                                  For the quarters ended March 31,
                                      2002                2001
                                  --------------------------------
    Net income                     $2,105,000          $2,006,000
    Other comprehensive income:
     Unrealized gain(loss) on
     securities available for
     sale, net of tax (benefit)of
     $(415,000) and $392,000         (807,000)            760,000
                                  ------------        ------------
    Comprehensive Income           $1,298,000          $2,766,000
                                  ============        ============

                                  For the quarters ended March 31,
                                      2002                2001
                                  --------------------------------
Disclosure of Reclassification Amount

Unrealized holding gains (losses)
  arising during the period,
  net of tax                       $ (596,000)         $  755,000

Less reclassification adjustment
  for gains included in the net income,
  net of tax of $94,000 and $8,000    181,000              15,000
                                  ------------        ------------
Change in unrealized gain (loss)
  on securities available for sale,
  net of tax                       $ (415,000)         $  760,000
                                  ============        ============

4. CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for reserve for loan losses, classification and evaluation of securities and a deferred tax asset valuation allowance. Refer to notes 1,5,7 and 12 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the 2001 Annual Report to Shareholders for the year ended December 31, 2001.

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

FINANCIAL CONDITION

Total assets of the Corporation decreased $2,950,000 during the first quarter, to $661,576,000. Federal funds sold and short-term investments decreased by $35,000 during the first quarter of 2002.

The total securities portfolio decreased $6,209,000 ending the first quarter at $132,192,000. At March 31, 2002 gross unrealized gains (losses) in the held to maturity securities portfolio were approximately $225,000 and $(68,000), respectively.

Net loans increased $11,710,000 during the first quarter to $483,308,000 at March 31, 2002. This increase was a result of good loan demand in our market. Commercial and consumer loan growth was particularly strong, showing first quarter increases of $14,146,000 and $4,158,000, respectively. Mortgage loans decreased by $6,215,000, during the first quarter of 2002. The consumer loan portfolio has increased because of increases in quality indirect automobile credits while mortgages decreased due to the seasonality factors.

The reserve for loan losses ended the quarter at $6,269,000 supported by a provision for loan losses of $600,000, recoveries of $107,000 and loan charge-offs of $328,000. The reserve for loan losses as a percentage of ending loans was 1.28% at March 31, 2002 and 1.23% at December 31, 2001. Corporate management believes that the reserve for loan losses as a percentage of ending loans at March 31, 2002 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets decreased to 247.7% as of March 31, 2002 from 409.3% at December 31, 2001. Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The level of nonperforming assets increased by $114,000 during the first quarter of 2002. This increase is the result of an increase in nonaccrual loans of $97,000 as well as by an increase in other foreclosed assets owned in the amount of $17,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $366,000 which have been paid off or brought current, loans charged-off in the amount of $13,000 and liquidations of nonaccrual loans of $113,000 and increases in nonaccrual principal balances of $608,000 which includes three large commercial loan credits of $359,000 and 16 small consumer loan credits. The increase in nonaccrual loans in the first quarter of 2002 was due primarily to three commercial loan customer and 12 personal loan customers. The increase in Other Foreclosed Assets resulted from the net acquisition of repossessions in the amount of $17,000.

The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

      Amounts in thousands       03/31/02  12/31/01  09/31/01  06/30/01
                                 --------  --------  --------  --------
      Nonperforming Assets:
        Nonaccrual                 $1,413    $1,316    $2,518    $2,001
        Restructured                    0         0         0         0
        Other Foreclosed Assets       141       123         0        19
                                   ------    ------    ------    ------
      Total Nonperforming Assets   $1,554    $1,439    $2,518    $2,020
                                   ======    ======    ======    ======
      Reserve for loan losses
        to nonperforming assets    247.7%    409.3%    214.9%    257.2%
                                   ======    ======    ======    ======
      Accruing loans past due
        90 days                    $  151    $  149    $   66    $  119
                                   ======    ======    ======    ======

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At March 31, 2002, potential problem loans totaled $8,983,000, an increase of $404,000 from the December 31, 2001 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 2002 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $132,530,000 and $114,342,000 at March 31, 2002 and 2001,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from home equity loan sale programs during 2001 plus increase in loan demand during the first quarter of 2002. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 2002 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $4,055,000 during the first quarter to $522,322,000. Noninterest-bearing deposits decreased to $76,982,000, at March 31, 2002 for a decrease of $10,506,000, while interest-bearing deposits increased to $445,340,000 for an increase of $14,561,000. Federal funds purchased and securities sold under agreements to repurchase decreased $8,407,000 during the first quarter of 2002, mainly by decreases in short-term Federal home Loan bank advances. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a relatively liquid position in order to take advantage of interest rate fluctuations. As of March 31, 2002 short-term security investments with maturities of one year or less totaled $12,314,000 which represented 9.3% of total securities. Adding cash and due from banks of $20,164,000 and Federal Funds sold and other short-term investments of $3,453,000, total liquid assets represented 5.4% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $20,000,000, $30,000,000 and $31,443,000, respectively, with credit available in the amounts of $20,000,000, $30,000,000 and $31,443,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $62,342,000, at March 31, 2002. The increase resulted primarily from $2,105,000 of net income generated from the first quarter of operations less a dividend payable to shareholders of $1,079,000. The increase in interest rates experienced in the first quarter of 2002 has caused a decrease in the overall market value of available for sale securities which resulted in a decrease of shareholders' equity by $807,000 for the quarter ended March 31, 2002. As of March 31, 2002, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock at a cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 2002 and 2001 follow together with those ratios required for the

Corporation to be considered well capitalized.
                                                           MARCH 31,
                                                    ---------------------
                                                      2002          2001
                                                    -------       -------
                Tier I capital ratio                 12.60%        11.99%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  13.87%        13.12%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        9.48%         8.67%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans decreased $1,464,000 when compared to the first quarter of 2001. This was the result of the impact of increases in the loan portfolio plus decreases in rates. Interest and dividends on securities was $1,798,000 for the first quarter of 2002 for a decrease of $49,000 over the same period in 2001. The first quarter decrease in interest and dividends on securities results from a net increase in the securities portfolio of $6,209,000 which was more than offset by decreases in the average yield of the securities portfolio. Interest and dividends on securities represented 17.6% of total interest income at March 31, 2002 compared to 15.7% at March 31, 2001. Interest on Federal funds sold and other interest-bearing instruments was $19,000 at March 31, 2002 compared to $41,000 at March 31, 2001. The decrease resulted from lower average balances invested in this form of financial instrument.

Total interest expense increased by $1,797,000 when compared to the first quarter of 2001. The interest expense decrease was fueled by a decrease in interest expense from certificates of deposit greater than $100,000 in the amount of $1,125,000, plus decreases in deposit account interest of $480,000 plus decreases in securities sold under repurchase agreements and federal funds purchased of $245,000 offset in part by increases in interest on Federal Home Loan Bank advances of $53,000.

The Corporation increased its loan loss provision by $150,000 to $600,000 for the first quarter of 2002. The increased loan loss provision results from the growth of the loan portfolio.

Total noninterest income increased by $595,000 when compared to the first quarter of 2001. This increase resulted from increases in Investment and Trust Services Division Income of $17,000, increases in service charges of $117,000, increases in other service charges, exchanges and fees of $87,000, increases in gains on sales of securities of $275,000 and other operating income of $122,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 2002 was $5,994,000, 11.0% more than the first quarter of 2001. This increase was due primarily to increases in salary expenses, outside services, marketing expense and credit card and merchant expenses.

The effective tax rate was 32.7% and 33.5% during the first quarter of 2002 and 2001, respectively. The effective tax rate decreased due to increases in holdings of tax-exempt securities. Net income was $2,105,000 and $2,006,000 for the quarters ended March 31, 2002 and 2001, respectively. Net income per basic and diluted share was $.49 and $.47 for the quarters ended March 31, 2002 and 2001, respectively.

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

On July 20, 2001, The Financial Accounting Standards Board issued Statement SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. Effective January 1, 2002, all goodwill amortization expenses will cease and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired core deposit intangible requiring separate disclosure and amortization with impairment testing at least annually. LNB Bancorp, Inc. adopted SFAS No. 142 as of January 1, 2002 and reports Branch Goodwill and Core Deposit intangibles separately. The Corporation has determined that the provisions of SFAS No. 142 will have no effect on our financial position, results of operations or liquidity.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs. Statement
143 is effective for fiscal years beginning after June 14, 2001. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it does not have a material impact on its financial position, results of operations or liquidity.

In August 2001, the Financial Accounting Standards Board issued Statement

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of disposal of a segment of a business. The provisions of SFAS No. 144 are effective for the Corporation January 1, 2002 and did not have a material impact on our financial position, results of operations or liquidity

USA PATRIOT ACT

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept And Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks;
(ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General. Additionally the USA PATRIOT Act encourages information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. Management does not believe that the USA PATRIOT Act will have a material impact on the financial position, results of operation or liquidity of the Corporation

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 2001, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings

     None

ITEM 2  - Changes in Securities

     See item 4, (c), (1)

ITEM 3  - Defaults Upon Senior Securities

     None

ITEM 4  - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 2002 Annual Meeting of Shareholders was held on April 16, 2002.

     (b) Proxies were solicited by LNB Bancorp Inc.`s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

     (c)  Other matters voted upon

          (1)Election of directors to serve as Class II Directors until April 19, 2005 Annual Meeting of Shareholders as follows:
                                                   ABSTAIN/
                                        FOR       WITHHELD  NON-VOTES
             Terry D. Goode         2,579,693.78  65,426.27 1,670,438

             Wellsley O. Gray       2,593,608.25  51,511.80 1,670,438

             James R. Herrick       2,589,956.46  55,163.59 1,370,438

             Benjamin G. Norton     2,595,106.57  50,013.48 1,370,438

             John W. Schaeffer,M.D. 2,592,524.57  52,595.48 1,370,438

             Gary C. Smith          2,589,725.78  55,394.27 1,370,438

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 5, 2002, the record date of the Annual Meeting, was 4,315,558.

ITEM 5  - Other Information

       (a)  None

ITEM 6  - Exhibits and Reports on Form 8-K

       (a) Exhibit (10) - Computation of Shares Used for Earnings Per Share Calculations.

       (b) Exhibit (13) - First Quarter Report to Shareholders of LNB Bancorp, Inc. - March 31, 2002 - EDGAR Version.

       (c)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended March 31, 2002.

            Also, see the Exhibit Index which is found on the next page of this Form.

                                 SIGNATURE
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               LNB BANCORP, INC.
                                                  (registrant)



                                             /s/ Gregory D. Friedman
      Date: May 15, 2002                     --------------------------
                                              Gregory D. Friedman, CPA
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Corporate Secretary
                                              (Principal Financial Officer)


                                              /s/ Mitchell J. Fallis
      Date: May 15, 2002                     --------------------------
                                              Mitchell J. Fallis, CPA
                                              Vice President and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

                             LNB Bancorp, Inc.
                                Form 10-Q


                               Exhibit Index

                Pursuant to Item 601 (a) of Regulation S-K

    S-K Reference                    Exhibit
        Number

     (10a)     Material Contracts - Employment Agreement by and
                 between Terry M. White and LNB Bancorp, Inc. and the Lorain National Bank dated January 23, 2002.

                          LNB Bancorp, Inc.


                        Exhibit to Form 10 - Q

             (for the three months ended March 31, 2002)

                     S - K Reference Number (10a)


Employment Agreement by and between Terry M. White and LNB Bancorp, Inc, and The Lorain National Bank
           dated January 23, 2002.

                                 TERRY M. WHITE

                              EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), made at Lorain, Ohio, as of the 23rd day of January, 2002, by and among TERRY M. WHITE, herein referenced as "Employee", and LNB BANCORP, INC. (an Ohio corporation) and THE LORAIN NATIONAL BANK (a banking organization organized and existing under the laws of the United States of America), which together with their respective successors and assigns are collectively herein referenced as "Employer", is to EVIDENCE THAT:

     WHEREAS Employer desires to secure and retain the employment services of Employee as its Executive Vice President and Chief Investment Officer, and Employee desires to accept employment as Employer's Executive Vice President and Chief Investment Officer; and

     WHEREAS, but for Employee's promises made in this Agreement, especially in Section 8, Employer would not employ Employee under the terms and conditions of this Agreement and, therefore, expressly to induce Employer to execute this Agreement, Employee represents that Employee fully understands and accepts the restrictive covenants in Section 8 and agrees to be bound thereby;

     NOW, THEREFORE, in consideration of the mutual covenants and promises herein, Employer and Employee (collectively the "Parties" and individually a "Party") hereby agree as follows:

     1.   Employment and Term.

          1.1 Employee will render management services to Employer in the capacity as Employer's Executive Vice President and Chief Investment Officer for the term of this Agreement (herein called the "Agreement Term") commencing on or about April 1, 2002, and continuing thereafter until terminated pursuant to the termination provisions of this Agreement, including the provisions of Section 7.

          1.2 Employee will devote Employee's full business-time and best efforts to performing conscientiously, faithfully and loyally all duties:
(i) required of Employee by virtue of Employee's position as Employer's Executive Vice President and Chief Investment Officer, including (but not limited to) chairing the Asset/Liability Committee, providing cash management coordination services and strategic engineering services, and serving as Employer's Merger and Acquisition Analyst, (ii) set forth in Employer's Code of Regulations, Bylaws and policies as adopted by Employer's Board of Directors, and (iii) assigned or delegated to Employee by Employer's President and Chief Executive Officer and/or the Chairman of the Board of Directors.

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

     2.   Compensation

          2.1 In consideration for the services rendered by Employee as Executive Vice President and Chief Investment Officer, Employer agrees to pay Employee a basic salary (herein called the "Basic Salary") equal to the sum of One Hundred Thirty Thousand Dollars ($130,000.00) for each twelve (12) consecutive monthly period (a "Contract Year") of the Agreement Term. The Basic Salary shall be payable in twenty-six (26) equal bi-weekly payments and prorated if the Agreement Term is terminated prior to the completion of any Contract Year.

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

     3.   Vacations and Time-Off.

          3.1 Employee shall be entitled to twenty (20) working days of compensated vacation through December 31, 2002, and, thereafter, Employee shall be entitled to twenty-seven (27) working days of compensated vacation for each Contract Year, pursuant to the terms and conditions of Employer's vacation time-off policy (as may be periodically changed in Employer's sole discretion), to be taken at times as mutually agreed in advance between Employee and Employer's President and Chief Executive Officer or Chairman of the Board of Directors.

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

     4.   Fringe Benefits

          4.1 Employee shall be entitled to all fringe benefits to which other employees of Employer in Employee's classification are entitled.

          4.2 As additional consideration for Employee's performance of Employee's duties and responsibilities as Executive Vice President and Chief Investment Officer of Employer, Employer agrees:

               (A) To provide Employee with (i) short-term disability benefits pursuant to Employer's short-term disability program (which may be periodically changed or terminated in Employer's sole discretion), and (ii) long-term disability insurance benefits commencing one hundred eighty (180) days after Employee incurs a Disability, as defined in Section 11.1(E) of this Agreement, and continuing pursuant to the terms of Employer's long-term disability program (which may be periodically changed or terminated in Employer's sole discretion); and

               (B) To include Employee in Employer's defined benefit retirement pension plan, stock option plan (if any), stock ownership plan, section 401(k) plan, and flexible benefit plan, as such plans may be periodically changed or terminated in Employer's sole discretion; and

               (C) To provide Employee with such plan of hospitalization, health and dental insurance as maintained by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (D) To provide (i) a term life insurance policy on the life of Employee (provided that Employee is insurable under the standard rate criteria of a commercial life insurance company) in an amount equal to 2.75 times the Basic Salary of Employee, but not to exceed Three Hundred Thousand Dollars ($300,000.00), as may be periodically increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employee's choice, and (ii) an accidental death and dismemberment insurance policy upon Employee in an amount equal to 2.75 times the Basic Salary, but not to exceed One Hundred Fifty Thousand Dollars ($150,000.00), as may be increased in Employer's sole discretion, and payable to the beneficiary or beneficiaries of Employer's choice; and

               (E) To provide Employee with such sick leave as presently in force by Employer and as may be periodically changed or terminated in Employer's sole discretion; and

               (F) To purchase or lease for the use of Employee an automobile as selected by Employee and approved by Employer, to reimburse Employee for expenses related to its operation for business purposes upon presentation of appropriate itemization and receipts, and to replace such automobile after three (3) years of use by Employee; provided, however, that upon termination of the Agreement Term for any reason, Employer shall be immediately entitled to possession of said automobile; and

               (G) To pay the initiation fee and monthly dues for a corporate membership for Employee at Spring Valley Country Club, Elyria, Ohio, and to reimburse Employee for all future assessments and reasonable expenses incurred by Employee at such Club in furtherance of Employer's business interests upon presentation of appropriate itemizations and receipts; and

               (H) To reimburse Employee for all reasonable and approved expenses related to the performance of Employee's duties as Executive Vice President and Chief Investment Officer, including (but not limited to): entertainment and promotional expenses; educational expenses incurred for the purpose of maintaining or improving Employee's skills directly related to the performance of Employee's duties and obligations hereunder (including, but not limited to, professional continuing educational requirements); expenses of membership in civic groups, clubs and fraternal organizations; and all other items of reasonable and necessary expenses incurred by Employee in the performance of Employee's duties as Employer's Vice President and Chief Investment Officer.

          4.3 Relocation Expenses. Employer shall pay for any and all reasonable and necessary: (i) moving and relocation expenses incurred by Employee to move Employee, Employee's family and Employee's household possessions to the Lorain, Ohio area, and (ii) housing lease expenses until Employee purchases a residence in the Lorain, Ohio area; provided, however, that the aggregate of all such moving, relocation and housing expenses shall not exceed $20,000.00 but shall include a "gross-up" for any Federal and State income taxes Employee pays as a result of Employer's payment or reimbursement of such expenses. Employer shall either directly pay or reimburse Employee for such expenses within ten (10) days after Employee presents Employer with an invoice, receipt or other evidence satisfactory to Employer covering the expenses to be reimbursed.

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

     7.   Termination of the Agreement Term

          7.1 If either Employer or Employee materially violates the term and conditions of this Agreement, the other Party shall give the breaching Party notice of said violation and, if the breaching Party does not cure such violation within sixty (60) days after notice, then the other Party shall have the continuing right to terminate the Agreement Term without further notice; provided, however, that Employer may immediately terminate the Agreement Term if Employee violates or fails to adhere to any provision of
Section 8 (pertaining to non-disclosure and non-competition).

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

     8.   Employee's Non-Disclosure and Non-Competition Promises

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

          8.2 Expressly in consideration for Employer's promises made in this Agreement and to induce Employer to sign this Agreement, Employee promises and agrees that:

               (A) Confidentiality. The Confidential Information is and, at all times, shall remain the exclusive property of Employer, and Employee:
(i) shall hold the Confidential Information in strictest confidence and in a position of trust for Employer and its Clients and Customers, and (ii) except as may be necessary to perform Employee's employment duties with Employer but only in compliance with Employer's confidentiality policies and all applicable laws, shall not (directly or indirectly) use for any purpose, copy, duplicate, disclose, convey to any third-party or convert any Confidential Information, either during the Employment Term or at any time following termination of the Employment Term (by any Party, for any reason, with or without cause), and (iii) upon the request of Employer at any time during or after the Employment Term, shall immediately deliver to Employer all the Confidential Information in Employee's possession and shall neither convey to any third-party nor retain any copies or duplicates thereof; and

               (B) Competitive Acts. During the Employment Term and during the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly, without the prior written approval of the President and Chief Executive Officer of Employer (or any person expressly designated by the President and Chief Executive Officer), perform a Competitive Act; and

               (C) Clients and Custiners. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly: (i) solicit from or perform for any Client or Customer a Competitive Activity, wherever such Client or Customer is located, or (ii) influence (or attempt to influence) any Client or Customer to transfer such Client's or Customer's patronage or business from Employer, or (iii) otherwise interfere with any business relationship of Employer with any Client or Customer; and

               (D) Employees. During the Restricted Period, Employee (or any entity owned or controlled by Employee) shall not directly or indirectly:
(i) employ, engage, contract for the services of, or solicit or otherwise induce the services of any person who, during the one hundred eighty (180)- day period immediately preceding commencement of the Restricted Period or during the Restricted Period, is or was an employee of Employer, or (ii) otherwise interfere with (or attempt to interfere with) any employment relationship of Employer with any employee.

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

               (B) "Cause" means any one or more of the following: (i) the willful and continued failure of Employee to perform substantially Employee's duties with Employer (other than any such failure resulting from Employee's Disability as defined in Section 11.1(E) of this Agreement or any such failure subsequent to Employee's being delivered a Notice of Termination without Cause by Employer or after Employee's delivering a Notice of Termination for Good Reason to Employer) after a written demand for substantial performance is delivered to Employee by Employer's Board of Directors which specifically identifies the manner in which the Board of Directors believes that Employee has not substantially performed Employee's duties and provides Employee with three (3) days to correct such failure, or
(ii) the willful engaging by Employee in illegal conduct or gross misconduct which is injurious to Employer or any Subsidiary, or (iii) the conviction of Employee of, or a plea by Employee of nolo contendere to, a felony, or (iv) Employee's breach of or failure to perform any of the non-competition and non-disclosure covenants contained in Section 8 of this Agreement or contained in any other document signed by Employee and by Employer. For purpose of this paragraph (B), no act or failure to act by Employee shall be considered "willful" unless done or omitted to be done by Employee in bad faith and without reasonable belief that Employee's action or omission was in the best interests of Employer. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by Employer's Board of Directors, based upon the advice of counsel for Employer, or based upon the instructions of Employer's Chief Executive Officer or another senior officer of Employer shall be conclusively presumed to be done, or omitted to be done, by Employee in good faith and in the best interests of Employer.

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

In the Presence of:

/s/Ann E. Koler                      /s/Terry M. White
______________________               __________________________
(Signature of First Witness)         Terry M. White
                                     "Employee"
/s/Denise M. Harmych
______________________
(Signature of Second Witness)


                                     LNB BANCORP, INC.


/s/Ann E. Koler                      By:/s/Gary C. Smith
______________________               __________________________
(Signature of First Witness)         Gary C. Smith, President

/s/Denise M. Harmych
______________________
(Signature of Second Witness)

                                     THE LORAIN NATIONAL BANK


/s/Ann E. Koler                      By:/s/Gary C. Smith
_______________________              __________________________
(Signature of First Witness)         Gary C. Smith, President

/s/Denise M. Harmych
_______________________
(Signature of Second Witness)        "Employer"

                            LNB Bancorp, Inc.

                          Exhibit to Form 10 - Q

                  (For the three months ended March 31, 2002)

                           S - K Reference Number (13)



                    First Quarter Report to Shareholders of
                      LNB Bancorp, Inc. - March 31, 2002
                             EDGAR Version

Description:
Three sided pamphlet

Outside cover:  white with photo of two seagulls

ANNUITIES / MUTUAL FUNDS
TRUST / ESTATE PLANNING   TITLE AGENCY
BANKING       INVESTMENT MANAGEMENT     INSURANCE AGENCY



(Logo) LNB
       Bancorp, Inc.
       and subsidiaries


First Quarter Report
March 31, 2002



Inside contains: Message to Shareholders
Unaudited EDGAR version Consolidated Balance Sheets for period ending
March 31, 2002 and March 31, 2001, respectively,
Unaudited EDGAR version Consolidated Statements of Income for the Three Months ended March 31, 2002 and March 31, 2001, respectively,
White, Campagna join LNB: Friedman's, Weber's roles expand
LNB's new high-performance checking program off to a fast start
LNB Bancorp, Inc. Subsidiary Locations
Banking Centers, ATMs, LNB Investment and Trust Services and LNB Investment
Center

Inside of front cover:

Message to Shareholders

It's a pleasure, once again, to report on the progress of LNB Bancorp, Inc., and its subsidiary companies after the first quarter of 2002. As of March 31, 2002, LNB Bancorp, Inc. achieved growth in earnings, dividends, assets, loans, deposits and shareholders' equity. We are pleased to announce that earnings increased 5% for the first quarter of 2002, compared to the same quarter one year ago, climbing to $2,105,000, up from last year's $2,006,000. The 2002 first quarter's earnings were the highest for any first quarter in the history of LNB Bancorp, Inc.

Basic and diluted earnings per share for the first quarter of 2002 reached $.49, a 4% increase from the $.47 amount reported for the first quarter of 2001. Per share amounts have been adjusted for the 2001 stock dividend. Earnings for 2002 were higher than a year ago because of higher net interest income and noninterest income, offset in part by higher loan loss provision and operating expenses. Increases in net interest income were fueled by strong commercial and consumer loan growth. The first quarter cash dividends declared per share in 2002 was $.25 per share, the same amount as the first quarter of 2001.

Asset growth remains solid. Consolidated assets climbed 6% to $661.6 million at March 31, 2002, up $36.2 million from March 31, 2001. Net loans grew by $37.0 million from one year ago to $483.3 million at March 31, 2002, for an 8% increase. Total deposits rose almost 3% to $522.3 million at March 31, 2002, up $13.9 million from one year ago. Increases in savings, checkinvest, Market Access, and money market deposits accounted for the deposit increase. Lorain National Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Lorain National Bank operates 20 banking centers and 27 ATMs in nine local communities.

Total shareholders' equity increased by $4.1 million during the twelve months ended March 31, 2002 for a 7% increase. Total shareholders' equity was $62.3 million or $14.47 per share at March 31, 2002, compared to $58.2 million or $13.56 per share at March 31, 2001. The percentage of shareholders' equity to assets reached 9% at March 31, 2002. The annualized return on average shareholders' equity and annualized return on average assets were 13.56% and 1.29%, respectively, for the first quarter of 2002.

Gary C. Smith, LNB Bancorp's President and Chief Executive Office, stated:
"The effectiveness with which we managed around a weak economy was illustrated by the results of a survey supplied by the investment firm of Howe Barnes Investments Inc., in March. Of the 27 banks in the survey, which compared publicly traded Ohio-based banks with total assets under $1 billion, LNB Bancorp ranked second in four categories for the 12 months ended December 31, 2001: return on average assets (ROAA), return on average equity (ROAE), noninterest income to average assets and net interest margin.

"Of the surveyed banks holding the number-one positions in these performance measures," he explained, "no single bank achieved top ranking in more than a single category, making LNB Bancorp's overall position in the survey most enviable." "We are very proud of our relative performance and feel it reflects the hard work and dedication of all of our employees. Moreover, we are pursuing initiatives aimed at increasing the investment community's awareness of the many strengths in our business and operations, creating additional value for all of our stakeholders," Smith concluded.

We appreciate and thank you for your continuing support and look forward to addressing you after the completion of our second quarter of operations.

 /s/ Stanley G. Pijor                               /s/ Gary C. Smith
 ---------------------                              ------------------
 Stanley G. Pijor                                   Gary C. Smith
 Chairman of the Board                              President and Chief
            Executive Officer

NET INCOME millions of dollars
(A Net Income graph follows in printed version with income on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

DIVIDENDS PER SHARE dollars*
(A Dividends Per Share graph follows in printed version with dividends on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

BASIC EARNINGS PER SHARE dollars*
(A Basic Earnings Per Share graph follows in printed version with earnings per share on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                                          Basic Earnings
                 Net Income         Dividends Per Share     Per Share
   Year     millions of dollars           dollars*           dollars*

   2002           $2,105                    $0.25             $0.49
   2001           $2,006                    $0.25             $0.47
   2000           $1,980                    $0.23             $0.47
   1999           $1,833                    $0.21             $0.42
   1998           $1,678                    $0.19             $0.40

*Adjusted for stock dividends and splits

Consolidated Balance Sheets                        (Unaudited)
                                            --------------------------
March 31,                                        2002         2001
----------------------------------------------------------------------
ASSETS:
Cash and Due from Banks. . . . . . . . . . .$ 20,164,000  $ 22,130,000
Federal Funds Sold and Short-term Investments  3,453,000     3,117,000
Federal Home Loan Bank and Federal
 Reserve Bank Stock, at Cost . . . . . . . .   3,619,000     3,203,000
Securities Held to Maturity, at Cost . . . .  13,177,000    43,777,000
Securities Available for Sale, at Fair Value 115,396,000    83,332,000
Portfolio Loans. . . . . . . . . . . . . . . 481,019,000   442,515,000
Loans Available for Sale . . . . . . . . . .   8,558,000     8,815,000
Reserve for Loan Losses. . . . . . . . . . .  (6,269,000)   (5,045,000)
                                            ---------------------------
NET LOANS. . . . . . . . . . . . . . . . . . 483,308,000   446,285,000
                                            ---------------------------
Premises, Equipment and Intangible
 Assets (net). . . . . . . . . . . . . . . .  13,621,000    14,794,000
Accrued Interest Receivable and
 Other Assets. . . . . . . . . . . . . . . .   8,838,000     8,721,000
                                            ---------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . .$661,576,000  $625,359,000
                                            ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits . . . . . . . .$ 76,982,000  $ 79,849,000
Interest-Bearing Deposits. . . . . . . . . . 445,340,000   428,540,000
                                            ---------------------------
TOTAL DEPOSITS . . . . . . . . . . . . . . . 522,322,000   508,389,000
                                            ---------------------------
Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings . . . . . .  20,763,000    27,617,000
Federal Home Loan Bank Advances. . . . . . .  50,375,000    24,345,000
Accrued Interest, Taxes, Expenses and
 Other Liabilities . . . . . . . . . . . . .   5,774,000     6,764,000
                                            ---------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . 599,234,000   567,115,000
                                            ---------------------------
Common Stock . . . . . . . . . . . . . . . .   4,418,000     4,313,000
Additional Capital . . . . . . . . . . . . .  26,238,000    24,336,000
Retained Earnings. . . . . . . . . . . . . .  34,136,000    31,543,000
Accumulated Other Comprehensive Income . . .     450,000       952,000
Treasury Stock, at Cost. . . . . . . . . . .  (2,900,000)   (2,900,000)
                                            ---------------------------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . .  62,342,000    58,244,000
                                            ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $661,576,000  $625,359,000
                                            ---------------------------

TOTAL ASSETS millions of dollars
(A Total Assets graph follows in printed version with assets on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL SHAREHOLDERS' EQUITY millions of dollars
(A Total Shareholders' Equity graph follows in printed version with shareholder's equity on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)

TOTAL DEPOSITS millions of dollars
(A Total Deposits graph follows in printed version with deposits on the y-axis and years 1998 through 2002 on the x-axis. The graph is a vertical bar graph. The co-ordinates, by year, which are presented in the table below are plotted on the previously described grid.)


                                   Total Shareholders'
              Total Assets               Equity              Total Deposits

   Year    millions of dollars     millions of dollars    millions of dollars

   2002           $661.6                 $62.3                   $522.3
   2001           $625.4                 $58.2                   $508.4
   2000           $600.3                 $51.9                   $489.5
   1999           $560.6                 $49.2                   $452.8
   1998           $490.0                 $45.8                   $412.6

Consolidated Statements of Income                   (Unaudited)
                                              ------------------------
Three Months Ended March 31,                      2002         2001
----------------------------------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans. . . . . . . . . . $ 8,372,000  $ 9,836,000
Interest and Dividends on Securities. . . . .   1,798,000    1,847,000
Interest on Federal Funds Sold and
 Short-term Investments . . . . . . . . . . .      19,000       41,000
                                             -------------------------
TOTAL INTEREST INCOME . . . . . . . . . . . .  10,189,000   11 724,000
                                             -------------------------
INTEREST EXPENSE:
Interest on Deposits. . . . . . . . . . . . .   2,574,000    4,179,000
Interest on Federal Home Loan Bank Advances . 381,000 328,000 Interest on Securities Sold under Repurchase Agreements
 and Other Short-term Borrowings. . . . . . .     151,000      396,000
                                             -------------------------
TOTAL INTEREST EXPENSE. . . . . . . . . . . .   3,106,000    4,903,000
                                             -------------------------
NET INTEREST INCOME . . . . . . . . . . . . .   7,083,000    6,821,000
Provision for Loan Losses . . . . . . . . . .     600,000      450,000
                                             -------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES. . . . . . . . . . . . . . .   6,483,000    6,371,000
                                             -------------------------
NON-INTEREST INCOME:
Investment and Trust Services Division Income     575,000      558,000
Fees and Service Charges. . . . . . . . . . .   1,683,000    1,443,000
Gains From Sales of Loans and Securities. . .     307,000       29,000
Other Operating Income. . . . . . . . . . . .      73,000       13,000
                                             -------------------------
TOTAL NON-INTERST INCOME. . . . . . . . . . .   2,638,000    2,043,000
                                             -------------------------
NON-INTEREST EXPENSES:
Salaries and Employee Benefits. . . . . . . .   2,917,000    2,600,000
Net Occupancy Expense of Premises . . . . . .     381,000      386,000
Furniture and Equipment Expenses. . . . . . .     531,000      519,000
Card-related Expenses . . . . . . . . . . . .     302,000      282,000
Supplies and Postage. . . . . . . . . . . . .     276,000      275,000
Ohio Franchise Tax. . . . . . . . . . . . . .      61,000      162,000
Other Operating Expenses. . . . . . . . . . .   1,526,000    1,175,000
                                             -------------------------
TOTAL NON-INTEREST EXPENSE. . . . . . . . . .   5,994,000    5,399,000
                                             -------------------------
INCOME BEFORE INCOME TAXES. . . . . . . . . .   3,127,000    3,015,000
                                             -------------------------
Income Taxes. . . . . . . . . . . . . . . . .   1,022,000    1,009,000
                                             -------------------------

NET INCOME. . . . . . . . . . . . . . . . . . $ 2,105,000  $ 2,006,000
                                             -------------------------

PER SHARE DATA:
BASIC EARNINGS PER SHARE. . . . . . . . . . .      $.49       $.47
                                             -------------------------
DILUTED EARNINGS PER SHARE. . . . . . . . . .      $.49       $.47
                                             -------------------------
DIVIDENDS DECLARED PER SHARE. . . . . . . . .      $.25       $.25
                                             -------------------------

(Logo) LNB
       Bancorp, Inc.
       And subsidiaries

Logos for LNBB NASDAQ LISTED, FDIC Insured, Federal Home Loan Bank System, and Equal Housing Lender

Inside of back cover

White, Campagna join LNB; Friedman's, Weber's roles expand

Gary C. Smith, president and chief executive officer, announced the hiring of two new Lorain National Bank officers and the expansion of responsibilities of two current LNB officers.

Terry M. White has joined LNB as Executive Vice President and Chief Investment Officer. Paul Campagna has joined the bank's commercial lending division as Vice President, Senior Lending Officer. Gregory D. Friedman, CPA, LNB executive vice president & chief financial officer, will serve as Corporate Secretary and James H. Weber, LNB senior vice president and senior marketing officer, will serve as head of Investor Relations.

"We welcome Terry and Paul to our organization," Smith said. "They fit very well into out organization and will have an immediate, positive impact on our operations. I am also pleased to announce the expansion of Greg's and Jim's duties in the bank. I appreciate their willingness to step forward and expand their leadership roles."

Color photo in middle of page of Terry M. White

Since July of 2000, White served as senior manager in the financial management division of Austin & Associates, Inc. in Toledo, where his responsibilities included advising financial institutions in asset/liability management, product and customer profitability, organizational profitability and technology and merger integration.

Color photo at top right side of page of Paul Campagna

Campagna most recently served as Senior Vice President and Credit Officer for ShoreBank in Cleveland for four years. He was directly responsible for the overall asset quality of that organization. Prior to joining ShoreBank, Campagna was employed by the former PremierBank & Trust Company for 16 years.

Color photo at middle of page of Gregory D. Friedman

Friedman has served as chief financial officer since 1989, having joined LNB as an assistant vice president in 1985. He was promoted to executive vice president in 1999. Prior to joining LNB, he served as senior manager at KPMG LLP (formerly Peat, Marwick, Mitchell & Co.), where he specialized in financial institution and insurance audits.

Color photo at middle of page of James H. Weber

Weber joined LNB"s management program in 1968. During his career at LNB, he has been promoted through the ranks as marketing assistant, public relations officer, vice president of marketing and senior vice president, senior marketing officer. In addition to marketing and investor relations, Weber oversees the bank's purchasing and maintenance departments and directs all new physical plant and facilities planning.

LNB"s new high-performance checking program off to a fast start

Lorain National Bank's new high-performance checking program, featuring totally free checking, has been given a warm reception throughout LNB's service area.

The program, which offers customers a choice of seven new checking accounts, was kicked off in January. All new checking customers receive a free gift for opening the checking account best suited to their lifestyle, ranging from totally free checking to plans that pay attractive rates of interest.

Every six weeks a different gift is offered. LNB's first quarter gifts, Pyrex Portable cookware and Wilson sport duffel bag, were very favorably received. More than 1,500 new checking accounts were opened during the first quarter.

The new high performance-checking program is a permanent addition to the bank's product menu and its key components - free gifts and totally free checking, are now a fixture in the bank's core account marketing plan.

Color photo of free gift coupons on bottom left side of page

Core deposit generation has exceeded our initial projections from the high performance checking initiative, where LNB focus is on building relationships with these new customers, providing companion products to fill their financial needs.

Our existing customers have been given many new choices, yet we respect their wishes to maintain present checking accounts that have served them adequately.

Back Cover:
White background with black and blue lettering

LNB Bancorp, Inc. Subsidiary Locations

LORAIN NATIONAL BANK  CHARLESTON INSURANCE   CHARLESTON TITLE
457 Broadway          AGENCY, INC.           AGENCY, LLC
Lorain, Ohio 44052    457 Broadway           424 Middle Avenue
(440) 244-6000        Lorain, Ohio 44052     Elyria, Ohio 44035
(800) 860-1007        (440) 244-7158         (440) 244-5212
                      (800) 845-2152         (440) 284-5165

Banking Centers, ATMs, LNB Investment and Trust Services and Investment
Center

Four column format

LORAIN NATIONAL BANK

LORAIN BANKING CENTERS              AMHERST BANKING CENTER
**Main                              **Amherst
  457 Broadway                        1175 Cleveland Avenue
  Lorain, Ohio 44052                  Amherst, Ohio 44001
  (440) 244-7185                      (440) 988-4423

**Sixth Street Drive-In             AVON LAKE
  200 Sixth Street                  BANKING CENTER
  Lorain, Ohio 44052                **Avon Lake
  (440) 244-7242                      240 Miller Road
                                      Avon Lake,
**Kansas Avenue                       Ohio 44012
  1604 Kansas Avenue                  (440) 933-2186
  Lorain, Ohio 44052
  (440) 288-9151                    ELYRIA BANKING CENTERS
                                    **Ely Square
**Oberlin Avenue                      124 Middle Avenue
  3660 Oberlin Avenue                 Elyria, Ohio 44035
  Lorain, Ohio 44053                  (440) 323-4621
  (440) 282-9196
                                    **Cleveland Street
**Pearl Avenue                        801 Cleveland Street
  2850 Pearl Avenue                   Elyria, Ohio 44035
  Lorain, Ohio 44055                  (440) 365-8397
  (440) 277-1103
                                    **Lake Avenue
**West Park Drive                     42935 North Ridge Road
  2130 West Park Drive                Elyria Township,
  Lorain, Ohio 44053                  Ohio 44035
  (440) 989-3131                      (440) 233-7196

**Midway Mall                       WESTLAKE BANKING CENTERS
  6395 Midway Mall Blvd.            **Crossings of Westlake
  Elyria, Ohio 44035                  30210 Detroit Road
  (440) 324-6530                      Westlake, Ohio 44145
                                      (440) 892-9696
**Elyria United
  Methodist Village                   Westlake Village
  807 West Avenue                     28550 Westlake
  Elyria, Ohio 44035                  Village Drive
  (440) 323-6488                      Westlake, Ohio 44145
                                      (440) 808-0229
VILLAGE OF LAGRANGE
BANKING CENTER                      ATMS
**Village of LaGrange               **Captain Larry's Marathon
  546 North Center Street             1317 State Route 60
  Village of LaGrange,                Vermilion, Ohio 44089
  Ohio 44050
  (440) 355-6734                    **City Center Building
                                      300 Broadway
OBERLIN BANKING CENTERS               Lorain, Ohio 44052
**Kendal at Oberlin*
  600 Kendal Drive                  **Cooper-Foster Park Road
  Oberlin, Ohio 44074                 1920 Cooper-Foster
  (440) 774-5400                      Park Road
                                      Lorain, Ohio 44053
**Oberlin
  40 East College Street            **Dad's Sunoco
  Oberlin, Ohio 44074                 7580 Leavitt Road
  (440) 775-1361                      State Route 584053
                                      Amherst, Ohio 44001
OLMSTED TOWNSHIP
BANKING CENTERS                     **Gateway Plaza
**Olmsted Township                    3451 Colorado Avenue
  27095 Bagley Road                   Lorain, Ohio 44052
  Olmsted Township,
  Ohio 44138                        **Lakeland Medical Center
  (440) 235-4600                      3700 Kolbe Road
                                      Lorain, Ohio 44053
  The Renaissance
  26376 John Road                   **Lorain County
  Olmsted Township,                   Community College
  Ohio 44138                          1005 North Abbe Road
  (440) 427-0041                      Elyria, Ohio 44035

VERMILION BANKING CENTER            **Lowe's Home
**Vermilion                           Improvement Warehouse
  4455 East Liberty Avenue            620 Midway Boulevard
  Vermilion, Ohio 44089               Elyria, Ohio 44035
  (440) 967-3124

**Mobile ATM                        LNB INVESTMENT AND
  2130 West Park Drive              TRUST SERVICES
  Lorain, Ohio 44053                  457 Broadway
                                      Lorain, Ohio 44052
OTHER OFFICES                         (440) 244-7226

  Executive                         LNB INVESTMENT CENTER
  457 Broadway                        LNB Investment Center
  Lorain, Ohio 44052                  457 Broadway
  (440) 244-7123                      Lorain, Ohio 44052
                                      (440) 244-7158
  Branch Administration               (800) 845-2152
  457 Broadway
  Lorain, Ohio 44052                ALL OTHER OFFICES NOT LISTED
  (440) 244-7253                      Toll Free (800) 860-1007
                                      Lorain (440) 244-6000
  Commercial, Consumer
  and Mortgage Loans                TELEBANKER
  457 Broadway                        Telebanker (440) 245-4562
  Lorain, Ohio 44052                  Telebanker (800) 610-9033
  (440) 244-7220
  (440) 244-7272                    INTERNET: WWW.4LNB.COM
  (440) 244-7216                      (440) 989-3348

                                    **ATM service available wherever you see
                                      this symbol
                                    * Restricted to residents, their visitors
                                      and employees