Form 10-Q
period 2002-06-30
LNB BANCORP INC
filed 2002-08-14
CIK 737210

                            Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2002

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

Outstanding at August 14, 2002: 4,401,032 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 2002

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                          Page
                                                         Number

      Condensed Consolidated Balance Sheets                  3

      Condensed Consolidated Statements of Income            5

      Condensed Consolidated Statements of
        Cash Flows                                           9

      Notes to the Condensed Consolidated Financial
        Statements                                          11

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    17

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                             26

Part II - Other Information

   Item 1 - Legal Proceedings                               27

   Item 2 - Changes in Securities                           27

   Item 3 - Defaults Upon Senior Securities                 27

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                27

   Item 5 - Other Information                               28

   Item 6 - Exhibits and Reports on Form 8-K                28

   Signatures                                               29

   Exhibit Index                                            30

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            2002           2001
 (Unaudited)                                -------------   -------------

ASSETS:
Cash and due from banks                      $ 28,053,000    $ 28,017,000
Federal funds sold and short-term
 investments                                    3,463,000       3,488,000
Securities:
 Available for sale, at fair value            131,224,000     117,628,000
 Held to maturity, at cost (fair value
  $12,225,000 and $17,485,000, respectively)   11,915,000      17,191,000
 Federal Home Loan Bank and Federal Reserve
  Bank and other equity stock, at cost          3,658,000       3,582,000
                                            --------------  -------------
Total Securities                              146,797,000     138,401,000
                                            -------------   -------------
Loans:
 Portfolio loans                              490,653,000     465,029,000
 Loans available for sale                       8,449,000      12,459,000
                                            -------------   -------------
Total Loans                                   499,102,000     477,488,000
Reserve for loan losses                        (6,140,000)     (5,890,000)
                                            -------------   -------------
Net loans                                     492,962,000     471,598,000
                                            -------------   -------------
Bank premises and equipment, net               10,635,000      10,520,000
Intangible assets                               3,288,000       3,470,000
Accrued interest receivable                     3,459,000       3,796,000
Other assets                                    5,608,000       5,113,000
Foreclosed assets                                 167,000         123,000
                                            -------------   -------------
TOTAL ASSETS                                 $694,432,000    $664,526,000
                                            =============   =============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                  $ 84,362,000    $ 87,488,000
 Savings, Market Access and passbook
   Accounts                                   270,991,000     253,506,000
 Certificates of deposit                      198,158,000     177,273,000
                                            -------------   -------------
Total deposits                                553,511,000     518,267,000
                                            -------------   -------------
Securities sold under repurchase agreements
 and other short-term borrowings               21,633,000      48,170,000
Federal Home Loan Bank advances, short-term    22,185,000      10,750,000
Federal Home Loan Bank advances, long-term     26,690,000      19,595,000
Accrued interest payable                        1,114,000       1,131,000
Accrued taxes, expenses, and
 other liabilities                              5,109,000       4,475,000
                                            -------------   -------------
TOTAL LIABILITIES                             630,242,000     602,388,000
                                            -------------   -------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000 Shares issued 4,417,558 and
   4,417,558, respectively and Shares
   outstanding 4,317,558 and 4,317,558
   respectively                                 4,417,000       4,417,000
Additional capital                             26,238,000      26,238,000
Retained earnings                              35,303,000      33,126,000
Accumulated other comprehensive income          1,132,000       1,257,000
Treasury stock at cost, 100,000 shares         (2,900,000)     (2,900,000)
                                            -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                     64,190,000      62,138,000
                                            -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $694,432,000    $664,526,000
                                            =============   =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2002          2001
INTEREST INCOME                                  ------------------------
Interest and fees on loans:
 Taxable                                         $17,027,000  $19,407,000
 Tax-exempt                                              -0-        5,000
Interest and dividends on securities:
 U.S. Treasury securities                              7,000       57,000
 U.S. Government agencies and securities           3,060,000    3,288,000
 States and political subdivision                    275,000      180,000
 Other debt and equity securities                    242,000      184,000
Interest on Federal funds sold and other
 interest-bearing instruments                         52,000       88,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             20,663,000   23,209,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Deposits:
  Time certificates of $100,000 and over             629,000    1,434,000
  Other deposits                                   4,547,000    6,606,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          244,000      636,000
Interest on Federal Home Loan Bank advances          861,000      659,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             6,281,000    9,335,000
                                                 -----------  -----------
NET INTEREST INCOME                               14,382,000   13,874,000
Provision for loan losses                          1,125,000      900,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                   13,257,000   12,974,000
                                                 -----------  -----------
NONINTEREST INCOME:
Investment and Trust Services Division income      1,043,000    1,161,000
Service charges on deposit accounts                1,910,000    1,635,000
Other service charges, exchanges and fees          1,595,000    1,458,000
Gains on sales of securities and loans               585,000       97,000
Other operating income                               172,000       75,000
                                                 -----------  -----------
TOTAL NONINTEREST INCOME                           5,305,000    4,426,000
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                     5,762,000    5,356,000
Net occupancy expense of premises                    745,000      778,000
Furniture and equipment expense                    1,088,000    1,045,000
Supplies and postage                                 533,000      543,000
Ohio franchise tax                                   228,000      324,000
Card related expenses                                648,000      597,000
Other operating expenses                           3,112,000    2,505,000
                                                ------------  -----------
TOTAL NONINTEREST EXPENSES                        12,116,000   11,148,000
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                         6,446,000    6,252,000
INCOME TAXES                                       2,104,000    2,091,000
                                                ------------  -----------
NET INCOME                                       $ 4,342,000  $ 4,161,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .99        $ .95
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .99        $ .95
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $ .50        $ .49
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2002         2001
INTEREST INCOME                                  -----------------------
Interest and fees on loans:
 Taxable                                         $ 8,655,000  $ 9,574,000
 Tax-exempt                                              -0-        2,000
Interest and dividends on securities:
 U.S. Treasury securities                              1,000       27,000
 U.S. Government agencies and corporations         1,525,000    1,615,000
 States and political subdivisions                   141,000      108,000
 Other debt and equity securities                    119,000      112,000
Interest on Federal funds sold and other
 interest-bearing instruments                         33,000       47,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             10,474,000   11,485,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over              331,000      656,000
 Other deposits                                    2,271,000    3,205,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                                93,000      240,000
Interest on Federal Home Loan Bank advances          480,000      331,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             3,175,000    4,432,000
                                                 -----------  -----------
NET INTEREST INCOME                                7,299,000    7,053,000
Provision for loan losses                            525,000      450,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                    6,774,000    6,603,000
                                                 -----------  -----------
NONINTEREST INCOME:
Investment and Trust Services Division income        468,000      603,000
Service charges on deposit accounts                  994,000      836,000
Other services charges, exchanges and fees         1,129,000      814,000
Gains from sales of securities and loans              11,000       68,000
Other operating income                                65,000       62,000
                                                 -----------  -----------
TOTAL NONINTEREST INCOME                           2,667,000    2,383,000
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                     2,845,000    2,756,000
Net occupancy expense of premises                    364,000      392,000
Furniture and equipment expense                      557,000      526,000
Supplies and postage                                 257,000      268,000
Ohio franchise tax                                   167,000      162,000
Card related expenses                                265,000      315,000
Other operating expenses                           1,667,000    1,330,000
                                                ------------ ------------
TOTAL NONINTEREST EXPENSES                         6,122,000    5,749,000
                                                ------------ ------------
INCOME BEFORE INCOME TAXES                         3,319,000    3,237,000
INCOME TAXES                                       1,082,000    1,082,000
                                                ------------ ------------
NET INCOME                                       $ 2,237,000  $ 2,155,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .51       $  .49
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .51       $  .49
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .25       $  .25
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS (UNAUDITED)                        -------------------------
                                                      2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $21,188,000  $23,850,000
 Other income received                             4,622,000    3,141,000
 Interest paid                                    (6,298,000)  (9,426,000)
 Cash paid for salaries and
  employee benefits                               (5,524,000)  (5,909,000)
 Net occupancy expense of premises paid             (593,000)    (598,000)
 Furniture and equipment expenses paid              (454,000)    (326,000)
 Cash paid for supplies and postage                 (533,000)    (543,000)
 Cash paid for other operating expenses           (3,345,000)  (2,485,000)
 Federal income taxes paid                        (2,378,000)  (1,955,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        6,685,000    5,749,000
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                                 5,800,000   10,795,000
 Proceeds from  sales and maturities of
  securities available for sale                   45,030,000   33,091,000
 Purchases of securities held to maturity           (600,000)    (607,000)
 Purchases of securities available
  for sale                                       (58,571,000) (43,207,000)
 Net (increase) in loans made to customers       (22,408,000)  (9,715,000)
 Purchases of bank premises and equipment
  and intangible assets                             (901,000)    (510,000)
 Proceeds from sales of bank premises,
  and equipment                                       26,000      (16,000)
 Proceeds from liquidation of other
  foreclosed assets                                   42,000      296,000
 Purchases of other foreclosed assets                (86,000)    (247,000)
                                                 -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (31,668,000) (10,120,000)
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits              (3,126,000)     203,000
 Net increase in savings and
  passbook deposits                               17,485,000   11,237,000
 Net increase in certificates of deposit          20,885,000    1,002,000
 Net increase (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                          (26,537,000)  (7,204,000)
 Proceeds from Federal Home Loan
  Bank advances                                   35,830,000    5,000,000
 Payment on Federal Home Loan Bank advances      (17,300,000)         -0-
 Proceeds from exercise of stock options               1,000        3,000
 Dividends paid                                   (2,244,000)  (2,210,000)
                                                 -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       24,994,000    8,031,000
                                                 -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     11,000    3,660,000

CASH AND CASH EQUIVALENTS AT BEGINNING            31,505,000   25,136,000
 OF YEAR                                         -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $31,516,000  $28,796,000
                                                 ===========  ===========
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                       $ 4,342,000  $ 4,161,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Gain on sale of investments & loans               585,000      103,000
   Depreciation and amortization                     786,000      899,000
   Amortization of intangible assets                 188,000      188,000
   Amortization of deferred loan fees
    and costs, net                                   (81,000)     117,000
   Provision for loan losses                       1,125,000      900,000
   Decrease in accrued interest
     receivable                                      331,000      609,000
   (Increase) in other assets                       (288,000)    (807,000)
   (Decrease) in accrued interest payable            (17,000)     (91,000)
   Increase (decrease) in accrued taxes,
    expenses and other liabilities                  (274,000)     136,000
   Others, net                                       (12,000)    (466,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 6,685,000  $ 5,749,000
                                                 ===========  ===========
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank) and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Insurance Agency, LLC., at June 30, 2002, compared to December 31, 2001 and the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2002 and the related unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2002 compared to the same periods in 2001. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with the Corporation's December 31, 2001 Annual Report toShareholders.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 2002, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2002 are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are normal and recurring in nature.

The consolidated balance sheet at December 31, 2001 has been taken from the audited financial statements and condensed. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Shareholders.

The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

2.  EARNINGS PER SHARE DATA

Earnings per share is calculated as follows:

                                For the 6 Months ended June 30, 2002
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,342,000

Basic EPS
Income available to
 common shareholders            $4,342,000        4,401,032      $ .99
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            2,721
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,342,000        4,403,753      $ .99
                                ==========        =========      =====

                                For the 6 Months ended June 30, 2001
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,161,000
Basic EPS
Income available to
 common shareholders            $4,161,000        4,381,275      $ .95
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            4,279
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,161,000        4,385,554      $ .95
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2002
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,237,000
Basic EPS
Income available to
 common shareholders            $2,237,000        4,401,032      $ .51
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            3,473
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,237,000        4,404,505      $ .51
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2001
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,155,000
Basic EPS
Income available to
 common shareholders            $2,155,000        4,381,275      $ .49
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            3,627
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,155,000        4,384,902      $ .49
                                ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the six months ended
June 30, 2002 and 2001 are as follows:

                               For the six months ended June 30,
                                    2002                2001
                               ---------------------------------
Net income                      $4,342,000          $4,161,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(63,000) and $425,000           (122,000)            825,000
                                -----------         -----------
Comprehensive Income            $4,220,000          $4,986,000

Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period
  net of tax                    $  234,000          $  878,000

Less reclassification adjustment
  for gains included in net income
  net of tax of $184,000 and
  $27,000                          356,000              53,000
                                -----------         -----------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $ (122,000)         $  825,000
                                ===========         ===========

The Corporation's comprehensive income for the three months ended June 30, 2002 and 2001 are as follows:

                               For the three months ended June 30,
                                    2002                2001
                               -----------------------------------
Net income                      $2,237,000          $2,155,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax of $351,000 and
 $34,000                           682,000              65,000
                                -----------         ------------
Comprehensive Income            $2,919,000          $2,220,000

Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period
  net of tax                    $  856,000          $  103,000

Less reclassification adjustment
  for gains included in net income
  net of tax of $90,000 and $19,000
                                   174,000              38,000
                                -----------         -----------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $  682,000          $   65,000
                                ===========         ===========


4. CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for reserve for loan losses, classification and evaluation of securities and a deferred tax asset valuation allowance. Refer to notes 1, 5, 7 and 12 of Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders for the year ended December 31, 2001 for additional information incorporated by reference.

5. INTANGIBLE ASSETS

The Corporation accounts for intangible assets under the provisions of Statement of Financial Accounting Standard No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The following intangible assets and related amortization arising from a 1997 branch acquisition and included in the accompanying condensed consolidated financial statements are summarized as follows at June 30, net of accumulated amortization:

                                               2002          2001
                                           --------------------------
Goodwill                                    $2,695,000    $2,959,000
Core deposit intangible                        586,000       700,000
                                           --------------------------
Total intangible assets                     $3,281,000    $3,659,000
                                           ==========================

Amortization expense for intangible assets totaled $188,000 for the six months ended June 30, 2002 and 2001.

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

FINANCIAL CONDITION

Total assets of the Corporation increased $29,906,000 during the first half of 2002, to $694,432,000. This growth was funded by increases in savings deposits, market access accounts, certificates of deposit, Federal Home Loan Bank advances and Shareholders' equity.

Total earning assets increased 4.8% to $649,362,000 at June 30, 2002 from $619,377,000 at December 31, 2001. The ratio of earning assets to total assets increased from 93.21% at December 31, 2001 to 93.51% at June 30, 2002. The loan to deposit ratio has decreased from 92.13% at 2001 year-end to 90.17% at June 30, 2002. Federal funds sold and other interest bearing investments decreased by $25,000 during the first six months of 2002.

Total securities increased $8,396,000 ending the first half at $146,797,000. At June 30, 2002 gross unrealized gains and (losses) in the investment portfolio were approximately $2,137,000 and $(76,000), respectively. The increase in the market value of the securities portfolio is due to market interest rate fluctuations.

Net loans increased $21,364,000 during the first half to $492,962,000 at June 30, 2002. This increase was a result of good loan demand in our market. Commercial and consumer loan growth was particularly strong, showing first half increases of $24,338,000 and $7,905,000, respectively. mortgage loans decreased by $10,629,000, during the first half of 2002.
The consumer loan portfolio has increased because of increases in quality indirect automobile credits and home equity lines of credit while mortgages decreased due to refinancing.

The reserve for loan losses ended the quarter at $6,140,000 supported by a provision for loan losses of $1,125,000, recoveries of $173,000 and loan charge-offs of $1,048,000. The reserve for loan losses as a percentage of ending loans was 1.23% and 1.23% at December 31, 2001 and June 30, 2002, respectively. Corporate management believes that the reserve for loan losses at June 30, 2002 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets increased to 382.7% as of June 30, 2002 compared to 247.7% at December 31, 2001. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at June 30, 2002.

Nonperforming assets at June 30, 2002 totaled $1,817,000, up from $1,554,000 at March 31, 2002. The second quarter increase in nonperforming assets of $263,000 resulted from loans being brought current in the amount of $366,000, loans charged-off in the amount of $59,000, liquidations of nonaccrual loans of $74,000, increases in nonaccrual loans of $736,000 and increases in foreclosed assets of $26,000.

The level of nonperforming assets increased by $378,000 during the first half of 2002. This increase is the result of an increase in nonaccrual loans of $334,000 as well as by an increase in other foreclosed assets owned in the amount of $44,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $732,000 which have been paid off or brought current, loans charged-off in the amount of $72,000 and liquidations of nonaccrual loans of $187,000 and increases in nonaccrual principal balances of $1,325,000 which includes seven large commercial loan credits of $980,000 and 34 small consumer loan credits. The increase in foreclosed assets resulted from the acquisition of one residential property in the amount of $35,000 less a net decrease in repossessed vehicles of $9,000. The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/02  03/31/02  12/31/01  09/30/01
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $1,650    $1,413    $1,316    $2,518
  Restructured                   0         0         0         0
  Other Foreclosed Assets      167       141       123         0
                            ------    ------    ------    ------
Total Nonperforming Assets  $1,817    $1,554    $1,439    $2,518
                            ======    ======    ======    ======
Reserve for loan losses
  to total nonperforming
  assets                    337.9%    247.7%    409.3%    214.9%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                   $  327    $  151    $  149    $   66
                            ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At June 30, 2002, potential problem loans totaled $11,955,000, an increase of $3,376,000 from the December 31, 2001 balance. The increase in potential problem loans during 2002 is primarily due to the addition of four large commercial credits that have weakened due to depressed economic conditions in the steel industry.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 2002 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $121,626,000 and $95,893,000 at June 30, 2002 and December 31, 2001,
respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale programs during the past twelve months. Commercial loan demand increased in the second quarter of 2002 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $35,244,000 during the first half to $553,511,000. Noninterest-bearing deposits decreased to $84,362,000, at June 30, 2002 for a decrease of $3,126,000, while interest-bearing deposits climbed to $469,149,000 for an increase of $38,370,000.

Federal funds purchased and securities sold under agreements to repurchase increased $7,537,000 during the first half mainly due to decreases in Federal Funds purchased. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a liquid position in order to take advantage of interest rate fluctuations. As of June 30, 2002, short-term security investments with maturities of one year or less totaled $10,144,000, which represented 7.2% of total securities. Adding cash and due from banks of $28,053,000, and Federal Funds sold and other interest bearing instruments of $3,463,000, total liquid assets represented 5.0% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $24,000,000, $40,000,000 and $34,346,000, respectively, with credit available in the amounts of $24,000,000, $40,000,000 and $34,346,000, respectively. Additional sources of liquidity at June 30, 2002 could be provided by available unused Federal Home Loan
Bank long-term advances of $17,000,000 collateralized by qualified mortgages.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $64,190,000, at June 30, 2002. The increase resulted primarily from $4,342,000 of net income generated from the first half of operations less a cash dividend declared to shareholders of $2,179,000. The change in interest rates experienced in the first half of 2002 has caused a decrease in the overall market value of available for sale securities which resulted in a decrease in accumulated other comprehensive income of $122,000 for the six months ended June 30, 2002. As of June 30, 2002, the LNB Bancorp, Inc. held 100,000 shares of common stock as treasury stock at a cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a leverage ratio of 5.00 percent or greater. The Corporation's risk-based capital and leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 2002 and 2001 follow together with those ratios required for the Corporation to be considered adequately capitalized.
                                                            June 30,
                                                     ---------------------
                                                      2002           2001
                                                     ------         ------
      Tier I capital ratio                           12.57%         11.97%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            13.77%         13.11%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  9.58%          8.77%
      Required leverage ratio                         3.00%          3.00%

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

RESULTS OF OPERATIONS

Earnings for 2002 were higher than a year ago because of higher net interest income and noninterest income, offset in part by a higher loan loss provision and operating expenses.

Increases in net interest income were fueled by increases in commercial and consumer loans combined with growth and decreases in rates paid on interest bearing liabilities. The increases in noninterest income resulted primarily from increases in fees and service charges and increases of gains on sales of loans and investments. Increases in noninterest expenses resulted from increases in salaries and employee benefits, marketing expenses and outside services. The softening of the economy and its related impact on credit plus the increase in the loan growth resulted in the recording of higher levels of loan loss provision in the first half of 2002, compared with the same period in 2001.

The net interest margin for the six months ended June 30, 2002 decreased
20 basis points to 4.58% compared to 4.78% for the same period one year ago. The net interest margin for the second quarter of 2002 was 4.53% compared to 4.87% for the second quarter of 2001.

Interest and fees on loans for the first half of 2002 decreased $2,385,000 when compared to the first half of 2001. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the first half of 2002 by $36,226,000 to $489,738,000 as compared to the first half of 2001 offset by decreases in interest rates. Interest and dividends on securities was $3,584,000 for the first half of 2002 for a decrease of $161,000 over the same period in 2001. Decreased investment income resulted from the impact of increases in the average investment portfolio balance for the first half of 2002 of $10,959,000 to $138,046,000 as compared to the first half of 2001, offset by decreases in interest rates for 2002 compared with 2001. Interest and dividends on securities represented 17.3% of total interest income at June 30, 2002 compared to 16.0% at June 30, 2001. Interest on Federal funds sold and short-term investments was $52,000 and $88,000 at June 30, 2002 and 2001,respectively.

Total interest expense decreased by $3,054,000 when compared to the first half of 2001. The interest expense decrease resulted from decreases in deposit account interest of $2,864,000 and a decrease in interest expense from repurchase agreements and other short-term borrowings of $392,000, offset by increases in interest expense from Federal Home Loan Bank advances of $202,000. Also, total interest expense for the first half of 2002 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the first half of 2001.

Total noninterest income increased by $879,000 when compared to the first half of 2001. This increase resulted from increases in service charges of $275,000, increases in other service charges, and exchanges and fees of $137,000, increases in other operating income of $97,000 and gains on sales of investments and securities of $460,000 offset by decreases in income from Investment and Trust Services Division income of $118,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the six months ended June 30, 2002 was
$12,116,000, 8.7% above the first six months of 2001.   This increase was due
primarily to increases in salaries and employee benefits, supplies and postage and increases in card-related expenses, outside services and marketing expenses.

The effective tax rate decreased slightly from 33.5% during the first half of 2001 to 32.6% during the first half of 2002. The decrease in the effective tax rate is due primarily to the increases in tax exempt interest income to total interest income.

Net income was $4,342,000 and $4,161,000 for the six months ended June 30, 2002 and 2001, respectively. Net income per basic and diluted share was $.99 and $.95 for the six months ended June 30, 2002 and 20001 respectively, after giving effect for a two percent stock dividend paid on July 1, 2002. The annualized return on average assets for the 2002 first half was 1.30 percent compared with 2001's 1.34 percent. The annualized return on average shareholders' equity for the first half was 13.82 percent compared with
14.39 percent last year.

SECOND QUARTER INFORMATION

Interest and fees on loans for the second quarter of 2002 decreased $921,000 when compared to the second quarter of 2001. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the second quarter of 2002 as compared to the second quarter of 2001 offset by decreases in interest rates. Interest and dividends on securities was $1,786,000 for the second quarter of 2002 for a decrease of $76,000 over the same period in 2001. Decreased investment income resulted from the impact of increases in the average investment portfolio balance for the second quarter of 2002 as compared to the second quarter of 2001, offset by decreases in interest rates for 2002 compared with 2001. Interest on Federal funds sold and short-term investments was $33,000 and $47,000 for the second quarter of 2002 and 2001, respectively.

Total interest expense for the second quarter of 2002 decreased by $1,257,000 when compared to the second quarter of 2001. The interest expense decrease resulted from decreases in deposit account interest of $1,259,000 and a decrease in interest expense from repurchase agreements and other short-term borrowings of $147,000, offset by increases in interest expense from Federal Home Loan Bank advances of $149,000. Also, total interest expense for the second quarter of 2002 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the second quarter of 2001.

Total noninterest income increased by $284,000 when compared to the second quarter of 2001. This increase resulted from increases in service charges of $158,000, increases in other service charges, and exchanges and fees of $315,000, increases in other operating income of $3,000 offset by decreases in income from Investment and Trust Services Division income of $135,000 and gains on sales of investments and securities of $57,000.

Noninterest expense for the three months ended June 30, 2002 was $6,122,000, 6.5% above the first three months of 2001. This increase was due primarily to increases in salaries and employee benefits, outside services and marketing expenses.

IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS

Corporate management is not aware of any current recommendations by the Financial Accounting Standards Board (FASB) or by regulatory authorities which, if they were implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

In July 2001, the FASB issued Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. Effective January 1, 2002, all goodwill amortization expenses ceased and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired core deposit intangible requiring separate disclosure and amortization with impairment testing at least annually. LNB Bancorp, Inc. adopted SFAS No. 142 as of January 1, 2002 and reports Branch Goodwill and Core Deposit intangibles separately. The Corporation has determined that the provisions of SFAS No. 142 will have no effect on our financial position, results of operations or liquidity.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement
143 is effective for fiscal years beginning after June 15, 2002. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or liquidity.

In August 2001, the FASB issued Statement No. 144, "Accounting for the impairment or disposal of long-lived assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of disposal of a segment of a business. The provisions of SFAS No. 144 were effective for the Corporation January 1, 2002 and did not have a material impact on our financial position, results of operations or liquidity.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for leases" which was written to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. The provisions of this statement related to the recission of Statement No. 4 shall be for fiscal years beginning after May 15, 2002 and as it relates to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FASB No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Corporation has reviewed the provisions of Statement No. 145 and believes that it will not have a material impact on its financial position, results of operation or cash flows.

USA PATRIOT ACT

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept And Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks;
(ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General. Additionally the USA PATRIOT Act encourages information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. Management does not believe that the USA PATRIOT Act will have a material impact on the financial position, results of operation or liquidity of the Corporation.

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

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined that there have been no significant changes in the Corporation's interest rate risk profile since December 31, 2001.

Part II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     Previously reported in LNB Bancorp's Current Report on Form 8-K filed on June 7, 2002. See Item 6(b) of Part II of this Quarterly Report on Form 10Q.

ITEM 2 - Changes in Securities

     None

ITEM 3 - Defaults Upon Senior Securities

     None

ITEM 4 - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 2002 Annual Meeting of Shareholders was held on April 16, 2002 .

     (b) Proxies were solicited by LNB Bancorp Inc.'s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

     (c)  Other matters voted upon

          (1)Election of directors to serve as Class II Directors until April 19, 2005 Annual Meeting of Shareholders as follows:
                                         FOR         WITHHELD
             Terry D. Goode          2,579,693.78   65,426.27
             Wellsley O. Gray        2,593,608.25   51,511.80
             James R. Herrick        2,589,956.46   55,163.59
             Benjamin G. Norton      2,595,106.57   50,013.48
             John W.Schaeffer, M.D.  2,592,524.57   52,595.48
             Gary C. Smith           2,589,725.78   55,394.27

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 5, 2002, the record date of the Annual Meeting was 4,315,558.

ITEM 5 - Other Information

     None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - The following exhibits are filed as part of this report:

          EXHIBIT NO.      EXHIBIT

          3.1 LNB Bancorp, Inc. Second Amended Articles of Incorporation (Incorporated by reference to the quarterly report on Form 10-Q filed on November 14, 2000.)
          3.2              LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)

          99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Registrant discloses that the Securities and Exchange
          Commission is conducting an informal inquiry of the Company's purchases of its common shares during the period of January 2000 to July 2001. The focus of the inquiry by the SEC is on trading activity after 3:30 p.m. ET, which is an alleged violation of SEC Rule 10b-18.

          The purchase of common stock, typically 100 to 200 shares per day, authorized by a former employee of the Company, was intended to fund employee benefits plans. All the purchases were conducted through licensed and registered broker / dealers. The Company voluntarily ceased late day trading prior to the informal inquiry by the SEC.

          The Company has proposed a resolution to the inquiry, and a third party agent has been engaged to facilitate future purchases of shares for employee benefits plans.

          The Company cannot predict the SEC's reaction, nor the timing of the final resolution of the matter.

          Management of the Company does not believe that the final resolution of the inquiry will have a material financial impact in the future.

          Cautionary Statement Regarding Forward-looking Information.
          This 8-K Filing contains forward-looking statements based on current expectations that are covered under the "safe harbor" provision of the Securities Litigation Reform Act of 1995. These forward-looking statements are based on various assumptions, including matters outside our control. These forward-looking statements may be identified by reference to a future period, or by the use of forward-looking terminology, such as "expect", "will", "believe", "anticipate" or similar terms or variations of them. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including the outcome of the Company's discussions with the SEC regarding its inquiry.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)


Date: August 14, 2002                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary



Date: August 14, 2002                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis, CPA
                                         Vice President and
                                         Chief Accounting Officer

                               LNB Bancorp, Inc.
                                  Form 10-Q

                                 Exhibit Index

                     Pursuant to Item 601 (a) of Regulation S-K

    EXHIBIT NO.     PAGE   DESCRIPTION


          3.1        NA    LNB Bancorp, Inc. Second Amended Articles of
                           Incorporation (Incorporated by reference to
                           the quarterly report on Form 10-Q filed on
                           November 14, 2000.)
          3.2        NA    LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4.         NA    Instruments Defining the Rights of Security
                           Holders. (See Exhibits 3.1 and 3.2)

          99.1       NA    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the
                           Sarbanes-Oxley Act of 2002.
          99.2       NA    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.