Form 10-Q
period 2002-09-30
LNB BANCORP INC
filed 2002-11-13
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2002

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

Outstanding at November 13, 2002: 4,401,032 shares
Class of Common Stock: $1.00 par value




      2                    LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2002

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                         Page
                                                       Number(s)
     Condensed Consolidated Balance Sheets                 4

     Condensed Consolidated Statements of Income           6

     Condensed Consolidated Statements                    10
        of Cash Flows

     Notes to the Condensed Consolidated Financial
        Statements                                        12

   Item 2 - Management's Discussion and Analysis          18
            of Financial Condition and Results of
            Operations

   Item 3 - Quantitative and Qualitative Disclosures      28
            About Market Risk

   Item 4 - Controls and Procedures                       28

Part II - Other Information

   Item 1 - Legal Proceedings                             29

   Item 2 - Changes in Securities                         29

   Item 3 - Defaults upon Senior Securities               29

   Item 4 - Submission of matters to a Vote of            29
            Security Holders

   Item 5 - Other Information                             29

   Item 6 - Exhibits and Reports on Form 8-K              29

   Signatures                                             30

   Certifications                                         31

   Exhibit Index                                          35

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            SEPTEMBER 30,  DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS           2002           2001
                                           -------------  -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                    $ 24,230,000   $ 28,017,000
Federal funds sold and short-term
 Investments                                  3,480,000      3,488,000
Securities:
 Available for sale, at fair value          139,669,000    117,628,000
 Held to maturity, at cost (fair value
  $12,165,000 and $17,485,000, respectively) 11,842,000     17,191,000
 Federal Home Loan Bank and Federal Reserve
  Bank and other equity stock, at cost        3,699,000      3,582,000
                                           -------------  -------------
Total Securities                            155,210,000    138,401,000
                                           -------------  -------------
Loans:
 Portfolio loans                            493,017,000    465,029,000
 Loans available for sale                     8,432,000     12,459,000
                                           -------------  -------------
Total loans                                 501,449,000    477,488,000
Reserve for loan losses                      (6,557,000)    (5,890,000)
                                           -------------  -------------
Net loans                                   494,892,000    471,598,000
                                           -------------  -------------
Bank owned life insurance                    11,717,000      1,026,000
Bank premises and equipment, net             10,757,000     10,520,000
Intangible assets                             3,188,000      3,470,000
Accrued interest receivable                   3,326,000      3,796,000
Other assets                                  4,397,000      4,087,000
Foreclosed assets                                57,000        123,000
                                           -------------  -------------
TOTAL ASSETS                               $711,254,000   $664,526,000
                                           =============  =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                $ 87,174,000   $ 87,488,000
 Savings, Market Access and passbook
   accounts                                 273,837,000    253,506,000
 Certificates of deposit                    206,587,000    177,273,000
                                           -------------  -------------
Total deposits                              567,598,000    518,267,000
                                           -------------  -------------
Securities sold under repurchase agreements
 and other short-term borrowings             25,579,000     48,170,000
Federal Home Loan Bank advances, short-term  22,545,000     10,750,000
Federal Home Loan Bank advances, long-term   23,830,000     19,595,000
Accrued interest payable                      1,056,000      1,131,000
Accrued taxes, expenses and
 other liabilities                            4,953,000      4,475,000
                                           -------------  -------------
TOTAL LIABILITIES                           645,561,000    602,388,000
                                           -------------  -------------

SHAREHOLDER'S EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 4,501,032 and
   4,417,558, respectively and Shares
   outstanding 4,401,032 and 4,317,558
   respectively                               4,501,000      4,418,000
Additional capital                           28,315,000     26,238,000
Retained earnings                            34,353,000     33,125,000
Accumulated other comprehensive income        1,424,000      1,257,000
Treasury Stock at cost, 100,000 shares       (2,900,000)    (2,900,000)
                                           -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                   65,693,000     62,138,000
                                           -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $711,254,000   $664,526,000
                                           =============  =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME (UNAUDITED)                         -------------------------
                                                   2002         2001
INTEREST INCOME:                               ------------ ------------
Interest and fees on loans:
 Taxable                                        $25,672,000  $28,619,000
 Tax-exempt                                             -0-        5,000
Interest and dividends on securities:
 U.S. Government agencies and corporations        3,090,000    4,467,000
 U.S. Treasury securities                             7,000       74,000
 U.S. Government CMO's                            1,467,000      387,000
 States and political subdivisions                  427,000      312,000
 Other debt and equity securities                   340,000      300,000
Interest on Federal funds sold and other
 interest-bearing instruments                        75,000      126,000
                                               ------------ ------------
TOTAL INTEREST INCOME                            31,078,000   34,290,000
                                               ------------ ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           1,011,000    1,986,000
 Other deposits                                   6,666,000    9,636,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings         364,000      942,000
Interest on Federal Home Loan Bank advances       1,312,000      965,000
                                               ------------ ------------
TOTAL INTEREST EXPENSE                            9,353,000   13,529,000
                                               ------------ ------------
NET INTEREST INCOME                              21,725,000   20,761,000
Provision for loan losses                         1,725,000    1,350,000
                                               ------------ ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  20,000,000   19,411,000
                                               ------------ ------------
NONINTEREST INCOME:
Investment and Trust Services Division income     1,485,000    1,723,000
Service charges on deposit accounts               3,016,000    2,558,000
Other service charges, exchanges and fees         2,468,000    2,297,000
Gain on sale of securities and loans                656,000      285,000
Other operating income                              248,000      100,000
                                               ------------ ------------
TOTAL NONINTEREST INCOME                          7,873,000    6,963,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTERST EXPENSES:
Salaries and employee benefits                    8,470,000    8,144,000
Net occupancy expense of premises                 1,113,000    1,143,000
Furniture and equipment expenses                  1,628,000    1,573,000
Supplies and postage                                769,000      775,000
Ohio franchise tax                                  385,000      486,000
Card related expenses                               992,000      943,000
Other operating expenses                          4,704,000    3,721,000
                                               ------------ ------------
TOTAL NONINTEREST EXPENSES                       18,061,000   16,785,000
                                               ------------ ------------
INCOME BEFORE INCOME TAXES                        9,812,000    9,589,000
INCOME TAXES                                      3,137,000    3,235,000
                                               ------------ ------------
NET INCOME                                      $ 6,675,000  $ 6,354,000
                                               ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $ 1.52       $ 1.45
                                                    ======       ======
 DILUTED EARNINGS PER SHARE                         $ 1.52       $ 1.45
                                                    ======       ======
 DIVIDENDS DECLARED PER SHARE                       $  .75       $  .73
                                                    ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                   SEPTEMBER 30,
OF INCOME (UNAUDITED)                         --------------------------
                                                 2002           2001
INTEREST INCOME                               ------------  ------------
Interest and fees on loans - Taxable          $ 8,645,000   $ 9,212,000
Interest and dividends on securities:
 U.S. Government agencies and corporations        986,000     1,255,000
 U.S. Treasury securities                             -0-        17,000
 U.S. Government CMO's                            511,000       311,000
 States and political subdivisions                152,000       132,000
 Other debt and equity securities                  98,000       116,000
Interest on Federal funds sold and other
 interest-bearing instruments                      23,000        38,000
                                              ------------  ------------
TOTAL INTEREST INCOME                          10,415,000    11,081,000
                                              ------------  ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           382,000       552,000
 Other deposits                                 2,119,000     3,030,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings       120,000       306,000
Interest on Federal Home Loan Bank advances       451,000       306,000
                                              ------------  ------------
TOTAL INTEREST EXPENSE                          3,072,000     4,194,000
                                              ------------  ------------
NET INTEREST INCOME                             7,343,000     6,887,000
Provision for loan losses                         600,000       450,000
NET INTEREST INCOME AFTER PROVISION           ------------  ------------
FOR LOAN LOSSES                                 6,743,000     6,437,000
                                              ------------  ------------
NONINTEREST INCOME:
Investment and Trust Services Division income     442,000       562,000
Service charges on deposit accounts             1,106,000       923,000
Other service charges, exchanges and fees         873,000       839,000
Gain on sale of securities and loans               71,000       188,000
Other operating income                             76,000        25,000
                                              ------------  ------------
TOTAL NONINTEREST INCOME                        2,568,000     2,537,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                  2,708,000     2,788,000
Net occupancy expense of premises                 368,000       365,000
Furniture and equipment expenses                  540,000       528,000
Supplies and postage                              236,000       232,000
Ohio franchise tax                                157,000       162,000
Card related expenses                             344,000       346,000
Other operating expenses                        1,592,000     1,216,000
                                              ------------  ------------
TOTAL NONINTEREST EXPENSES                      5,945,000     5,637,000
                                              ------------  ------------
INCOME BEFORE INCOME TAXES                      3,366,000     3,337,000
INCOME TAXES                                    1,033,000     1,144,000
                                              ------------  ------------
NET INCOME                                    $ 2,333,000   $ 2,193,000
                                              ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                          $  .53       $  .50
                                                   ======       ======
 DILUTED EARNINGS PER SHARE                        $  .53       $  .50
                                                   ======       ======
 DIVIDENDS DECLARED PER SHARE                      $  .25       $  .25
                                                   ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS (UNAUDITED)                     -------------------------
                                                  2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:         ------------ ------------
 Interest received                            $31,848,000  $35,351,000
 Other income received                          7,202,000    6,526,000
 Interest paid                                 (9,428,000) (13,919,000)
 Cash paid for salaries and
  employee benefits                            (8,145,000)  (8,637,000)
 Net occupancy expense of premises paid          (885,000)    (888,000)
 Furniture and equipment expenses paid           (691,000)    (540,000)
 Cash paid for supplies and postage              (769,000)    (775,000)
 Cash paid for other operating expenses        (5,476,000)  (3,974,000)
 Federal income taxes paid                     (3,382,000)  (3,135,000)
                                              ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES      10,274,000   10,009,000
                                              ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                              5,859,000   28,854,000
 Proceeds from sales and maturities of
  Securities available for sale                66,611,000   44,990,000
 Purchase of securities held to maturity         (640,000)    (938,000)
 Purchase of securities available
  for sale                                    (88,828,000) (75,616,000)
 Net (increase) in loans made to customers (24,828,000) (20,907,000) Purchases of bank premises and equipment
  and intangible assets                        (1,402,000)    (668,000)
 Proceeds from sales of bank premises and
  equipment                                        47,000       13,000
 Purchases of BOLI                            (10,413,000)         -0-
 Proceeds from liquidation of other
  foreclosed assets                               152,000       98,000
 Purchases of other foreclosed assets             (86,000)         -0-
                                              ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (53,528,000) (24,174,000)
                                              ------------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and other
  noninterest-bearing deposits                   (314,000)     618,000
 Net increase in savings and
  passbook deposits                            20,331,000   21,183,000
 Net increase in certificates of deposit       29,314,000    1,307,000
 Net increase(decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                       (22,591,000)     824,000
 Proceeds from Federal Home Loan
  Bank advances                                35,830,000   11,000,000
 Payment on Federal Home Loan Bank advances   (19,800,000) (14,000,000)
 Proceeds from exercise of stock options           33,000        3,000
 Dividends paid                                (3,344,000)  (3,263,000)
NET CASH PROVIDED BY FINANCING               ------------  -----------
 ACTIVITIES                                    39,459,000   17,672,000
                                             ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (3,795,000)   3,507,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       31,505,000   25,136,000
                                              ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $27,710,000  $28,643,000
                                              ============ ============
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                     $6,675,000    $6,354,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of investments & loans            624,000       285,000
   Depreciation and amortization                1,165,000     1,288,000
   Amortization of intangible assets              283,000       283,000
   Amortization of deferred loan fees
    and costs, net                               (191,000)      102,000
   Provision for loan losses                    1,725,000     1,350,000
   Increase in CSV - BOLI                        (278,000)          -0-
   Decrease in accrued interest receivable        470,000     1,302,000
   (Increase) in other assets                    (111,000)     (545,000)
   Increase (Decrease) in accrued interest
    payable                                       (75,000)     (390,000)
   Increase in accrued taxes,
    expenses and other liabilities               (245,000)      100,000
   Other, net                                     232,000      (120,000)
                                              ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $10,274,000   $10,009,000
                                              ============  ============
See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank), and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC., at September 30, 2002, compared to December 31, 2001 and the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2002 and the related unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2002 compared to the same periods in 2001. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with the Corporation's December 31, 2001 Annual Report to Shareholders.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 2002, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are normal and recurring in nature.

The consolidated balance sheet at December 31, 2001 has been taken from the audited financial statements and condensed. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's December 31, 2001 Annual Report to Shareholders.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

2. EARNINGS PER SHARE

Earnings per share is calculated as follows:

                               For the 9 Months ended September 30, 2002
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,675,000

 Basic EPS
 Income available to
  common shareholders          $6,675,000        4,401,032      $1.52

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            3,352        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,675,000        4,404,384      $1.52
                               ==========        =========      =====


                               For the 9 Months ended September 30, 2001
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,354,000

 Basic EPS
 Income available to
  common shareholders          $6,354,000        4,381,285      $1.45

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            4,160        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,354,000        4,385,445      $1.45
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2002
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,333,000

 Basic EPS
 Income available to
  common shareholders          $2,333,000        4,401,032      $ .53

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            5,322        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,333,000        4,406,354      $ .53
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2001
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,193,000

 Basic EPS
 Income available to
  common shareholders          $2,193,000        4,381,401      $ .50

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            4,050        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,193,000        4,385,451      $ .50
                               ==========        =========      =====

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the nine months ended
September 30, 2002 and 2001 are as follows:

                               For the nine months ended September 30,
                                    2002                2001
                               --------------------------------
Net income                      $6,675,000          $6,354,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax of $88,000 and
 $848,000                          170,000           1,647,000
                                -----------         -----------
Comprehensive Income            $6,845,000          $8,001,000
                                ===========         ===========
Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period,
  net of tax                    $  566,000          $1,812,000

Less reclassification adjustment
  for gains included in net income,
  net of tax of $204,000 and
  $85,000                          396,000             165,000
                                -----------        ------------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $  170,000          $1,647,000
                                ===========        ============
The Corporation's comprehensive income for the three months ended September 30, 2002 and 2001 are as follows:

                               For the three months ended September 30
                                    2002                2001
                               ------------------------------------
Net income                     $2,333,000          $2,193,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax of $150,000 and
 $424,000                         292,000             822,000
                               -----------         -----------
Comprehensive Income           $2,625,000          $3,015,000
                               ===========         ===========

Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period,
  net of tax                    $  332,000         $   934,000

Less reclassification adjustment
  for gains included in net income,
  net of tax of $20,000 and
  $58,000                           40,000             112,000
                                -----------        ------------
Change in unrealized gain on
  securities available for sale,
  net of tax                    $  292,000         $   822,000
                                ===========        ============

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

5. INTANGIBLE ASSETS

The Corporation accounts for intangible assets under the provisions of Statement of Financial Accounting Standard No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions". The following intangible assets and related amortization arising from a 1997 branch acquisition and included in the accompanying condensed consolidated financial statements are summarized as follows at September 30, 2002 and December 31, 2001 net of accumulated amortization:

                                              9/30/02      12/31/01
                                           --------------------------
Goodwill                                    $2,629,000    $2,827,000
Core deposit intangible                        559,000       643,000
                                           --------------------------
Total intangible assets                     $3,188,000    $3,470,000
                                           ==========================

Amortization expense for intangible assets totaled $292,000 and $283,000 for the nine months ended September 30, 2002 and 2001, respectively. For further discussion of intangible assets refer to PART I, ITEM 2, IMPACTS OF ACCOUNTING AND REGULATORY PRONOUNCEMENTS, under paragraph discussing FASB Statement No. 147.

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

FINANCIAL CONDITION

Total assets of the Corporation increased $46,728,000 during the first nine months of 2002, to $711,254,000. This growth was funded by increases in savings, certificates of deposit, High Performance Checking and Market Access deposit accounts.

Total earning assets increased 6.6% to $660,139,000 at September 30, 2002 from December 31, 2001. The ratio of earning assets to total assets decreased from 93.21% at December 31, 2001 to 92.81% at September 30, 2002. The loan to deposit ratio has decreased from 92.13% at 2001 year-end to 88.35% at September 30, 2002. Federal funds sold and short-term investments decreased by $8,000 during the first nine months of 2002.

Total securities increased $16,809,000 ending the third quarter at $155,210,000. At September 30, 2002 gross unrealized gains and (losses) in the investment securities portfolio were approximately $2,584,000 and ($74,000), respectively. The increase in the fair value of the securities portfolio is due to decreases in market interest rates during 2002.

Net loans grew by $23,294,000 during the first nine months to $494,892,000 at September 30, 2002 for a 4.9% growth rate. This increase was a result of good loan demand in our market. Commercial and consumer loan growth was particularly strong, showing nine month increases of $29,831,000 and $8,207,000, respectively. Mortgage loans decreased by $14,074,000 during the first nine months of 2002. The consumer loan portfolio has increased because of increases in quality indirect automobile credits and home equity lines of credit while mortgages decreased due to refinancing.

The reserve for loan losses ended the quarter at $6,557,000. Activity for the nine months ended September 30, 2002 included provision for loan losses of $1,725,000, recoveries of $300,000 and loan charge-offs of $1,358,000.
The Corporation recorded a higher level of loan loss provision during the first nine months of 2002 versus the comparable year-ago period, attributable to the impact on credit quality caused by the softening economy, changes in loan mix and management's desire to increase the ratio of the reserve for loan losses to total loans outstanding. The reserve for loan losses as a percentage of ending loans increased .08% from 1.23% at December 31, 2001 to 1.31% at September 30, 2002. Corporate management believes that the reserve for loan losses as a percentage of loans at September 30, 2002 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained at an adequate level even though decreasing to 287.8% at September 30, 2002, from 409.3% at December 30, 2001. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at September 30, 2002.

Nonperforming assets at September 30, 2002 totaled $2,278,000, up from $1,817,000 at June 30, 2002. The third quarter increase in nonperforming assets of $461,000 resulted from loans being paid off or brought current in the amount of $359,000, loans charged-off in the amount of $61,000, liquidation of non-accrual loans of $116,000, decreases in other foreclosed assets of $111,000 and increases in nonaccrual loans of $1,108,000. The increase in nonaccrual loans in the third quarter of 2002 was due primarily to five commercial loan customers, twenty one consumer loan customers and seven mortgage loan customers.

The level of nonperforming assets increased by $839,000 during the first nine months of 2002. This increase is the result of an increase in non-accrual loans of $906,000 offset by a decrease in other foreclosed assets in the amount of $67,000. The decrease in other foreclosed assets results from the liquidation of assets. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $1,091,000 which have been paid off and brought current, loans charged-off in the amount of $133,000, liquidation of non-accrual loans of $303,000 and increases in nonaccrual principal balances of $2,433,000. The increase in nonaccrual loans in the first nine months of 2002 was due primarily to twelve commercial loan customers, seven mortgage loan customers and several personal loans, particularly in the indirect automobile loan category. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

The level of nonperforming assets at September 30, 2002 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands             09/30/02  06/30/02  03/31/02  12/31/01
                                 --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                      $2,222    $1,650    $1,413    $1,316
  Restructured                         0         0         0         0
  Other Foreclosed Assets             56       167       141       123
                                 --------  --------  --------  --------
Total Nonperforming Assets        $2,278    $1,817    $1,554    $1,439
                                 ========  ========  ========  ========
Reserve for loan losses
  to total nonperforming
  assets                           287.8%    337.9%    247.7%    409.3%
                                 ========  ========  ========  ========
Accruing loans past due 90 days   $    48   $   327   $   151   $   149
                                 ========  ========  ========  ========

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 2002, potential problem loans totaled $13,541,000, an increase of $4,962,000 from the December 31, 2001 balance of $8,579,000. The increase in potential problem loans during 2002 is primarily due to the addition of four large commercial credits that have weakened due to the depressed economic conditions on the steel industry.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 2002, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $124,802,000 and $95,893,000 at September 30, 2002 and December
31, 2001, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan promotion in the second and third quarters of 2002. Mortgage and commercial construction loan demand increased in the second and third quarters of 2002 as seasonal weather conditions improved and the construction season moved forward. Consumer loan demand increased during 2002 as demand for home improvements and automobile loans increased.

Bank Owned Life Insurance increased by $10,691,000 from December 31, 2001. The increase was mainly due to the Bank purchase of $10,413,000 of Bank Owned Life Insurance (BOLI) to fund future employee benefit costs plus increases in the cash surrender value of the life insurance of $278,000.

Total deposits increased $49,331,000 during the first nine months to $567,598,000. Noninterest-bearing deposits decreased to $87,174,000, at September 30, 2002 for a decrease of $314,000, while interest-bearing deposits climbed to $480,424,000 for an increase of $49,645,000. Federal funds purchased and securities sold under agreements to repurchase decreased $3,591,000 during the first nine months of 2002 due to decreases in federal funds purchased. Due to the volatility of customer repurchase agreements, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments

LIQUIDITY

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

The Corporation continues to maintain a relatively high liquid position in order to take advantage of interest rate fluctuations. As of September 30, 2002, short-term security investments with maturities of one year or less totaled $16,285,000 which represented 10.5% of total securities. Adding cash and due from banks of $24,230,000 and Federal Funds sold and other interest bearing instruments of $3,480,000, total liquid assets represented 6.2% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank of Cleveland in the amounts of $24,000,000, $40,000,000 and $32,686,000, respectively, with credit available in the amounts of $19,000,000, $40,000,000 and $32,686,000, respectively. Additional sources of liquidity at September 30, 2002 could be provided by available unused Federal Home Loan Bank long-term advances of $22,348,000 collateralized by qualified mortgages.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity reached an all time high of $65,693,000, at September 30, 2002, an increase of $3,555,000, or 5.7% from December 31, 2001. The increase resulted primarily from $6,675,000 of net income generated from the first nine months of operations less a cash dividend payable to shareholders of $3,279,000. The change in interest rates experienced in the first three quarters of 2002 has caused an increase in the fair value of available for sale securities which resulted in an increase in shareholders' equity within accumulated other comprehensive income of $167,000 for the nine months ended September 30, 2002. As of September 30, 2002, LNB Bancorp, Inc.
held 100,000 shares of common stock as treasury stock at a cost of $2,900,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for a well-capitalized financial institution for all periods
presented.   The Corporation's capital and leverage ratios as of September
30, 2002 and December 31, 2001 follow together with those ratios required for the Corporation to be considered adequately capitalized .

                                                 September 30,  December 31,
                                                      2002           2001
                                                     ------         ------
      Tier I capital ratio                           11.58%         11.95%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            12.83%         13.17%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.98%          9.08%
      Required leverage ratio                         3.00%          4.00%

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

Increases in net interest income were fueled by increases in commercial and consumer loans combined with growth and decreases in rates paid on interest bearing liabilities. The increases in noninterest income resulted primarily from increases in fees and service charges and increases of gains on sales of loans and investments. Increases in noninterest expenses resulted from increases in salaries and employee benefits, marketing expenses and outside services. The softening of the economy and its related impact on credit plus the increase in the loan growth resulted in the recording of higher levels of loan loss provision in the first nine months of 2002, compared with the same period in 2001.

The net interest margin for the nine months ended September 30, 2002 decreased 15 basis points to 4.56% compared to 4.71% for the same period one year ago. The net interest margin for the third quarter of 2002 was 4.54% compared to 4.56% for the third quarter of 2001.

Interest and fees on loans was $25,672,000 for the first nine months of 2002 for a decrease of $2,952,000 when compared to the first nine months of 2001. Decreased loan income resulted from the net of increases in the loan portfolio of $30,692,000 and decreases in interest rates. Interest and dividends on securities was $5,331,000 for the first nine months of 2002 for a decrease of $209,000 over the same period in 2001. Decreased security income results from increases in the volume of securities and from decreases in yields on those securities. Interest and dividends on securities represented 17.2% of total interest income at September 30, 2002 compared to 16.2% at September 30, 2001. Interest on Federal funds sold and short-term investments was $75,000 at September 30, 2002 compared to $126,000 at September 30, 2001. The decrease resulted from decreases in the average balances invested in these forms of financial instruments plus decreases in interest rates.

Total interest expense decreased by $4,176,000 when compared to the first nine months of 2001. The interest expense decrease resulted from a decrease in interest expense on deposits of $3,945,000 and repurchase agreement interest of $578,000, offset by increases in Federal Home Loan Bank advances of $347,000. Also, total interest expense for the first nine months of 2002 was impacted by a net increase in interest bearing deposits of $49,645,000, and by decreases in interest rates paid on savings, Checkinvest, Market Access, certificate of deposit accounts, Federal Home Loan Bank advances and repurchase agreements when compared to the first nine months of 2001.

Total noninterest income increased by $910,000 when compared to the first nine months of 2001. This increase resulted from increases in service charges of $458,000 and other charges, exchanges and fees of $171,000, offset by decreases in income from investment and trust services of $238,000. The increase in service charges is due, in part, to reevaluating the assessment of transaction account charges plus increases in the volume of accounts. The Corporation reported gains on sale of investments and loans of $656,000. Other operating income increased by $148,000 from increased revenue from Charleston Insurance Agency, Inc. and Charleston Title Agency, LLC.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the nine months ended September 30, 2002 was

$18,061,000, 7.6% above the first nine months of 2001. This increase was due primarily to increases in salaries and benefits, furniture and equipment expense, card related expenses, outside services and marketing expenses.

The effective tax rate declined to 32.0% from 33.7% during the first nine months of 2002 and 2001, respectively. The rate decrease is due primarily to the increase in investments in tax exempt securities and increases in tax exempt income to total interest income. Net income was $6,675,000 and $6,354,000 for the nine months ended September 30, 2002 and 2001, respectively. Net income per basic and diluted share was $1.52 and $1.45 for the nine months ended September 2002 and 2001, respectively.

THIRD QUARTER INFORMATION

Interest and fees on loans for the third quarter of 2002 decreased $567,000 when compared to the third quarter of 2001. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the third quarter of 2002 as compared to the third quarter of 2001 offset by decreases in interest rates. Interest and dividends on securities was $1,747,000 for the third quarter of 2002 for a decrease of $84,000 over the same period in 2001. Decreased investment income resulted from the impact of increases in the average investment portfolio balance for the third quarter of 2002 as compared to the third quarter of 2001, offset by decreases in interest rates for 2002 compared with 2001. Interest on Federal funds sold and short-term investments was $23,000 and $38,000 for the third quarter of 2002 and 2001, respectively.

Total interest expense for the third quarter of 2002 decreased by $1,122,000 when compared to the third quarter of 2001. The interest expense decrease resulted from decreases in deposit account interest of $1,081,000 and a decrease in interest expense from repurchase agreements and other short-term borrowings of $186,000, offset by increases in interest expense from Federal Home Loan Bank advances of $145,000. Also, total interest expense for the third quarter of 2002 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts, Federal Home Loan Bank advances and repurchase agreements when compared to the third quarter of 2001.

Total noninterest income increased by $31,000 when compared to the third quarter of 2001. This increase resulted from increases in service charges of $183,000, increases in other service charges, and exchanges and fees of $34,000, increases in other operating income of $51,000 offset by decreases in income from Investment and Trust Services Division income of $120,000 and gains on sales of investments and securities of $117,000.

Noninterest expense for the three months ended September 30, 2002 was $5,945,000, 5.5% above the same period in 2001. This increase was due primarily to increases in salaries and employee benefits, outside services and marketing expenses.

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

In July 2001 the FASB issued Statement No. 142, "Accounting for Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards (SFAS) No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. Effective January 1, 2002, all goodwill amortization expenses ceased and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired core deposit intangible requiring separate disclosure and amortization with impairment testing at least annually. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. LNB Bancorp, Inc. adopted SFAS No. 142 as of January 1, 2002 and reports Branch Goodwill and Core Deposit intangibles separately. The Corporation has determined that the provisions of SFAS No. 142 will have no effect on our financial position, results of operations or liquidity.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement
143 is effective for fiscal years beginning after June 15, 2002. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or liquidity.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13 and

Technical Corrections." SFAS No. 145 rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for leases" which was written to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections. The provisions of this statement related to the recission of Statement No. 4 shall be for fiscal years beginning after May 15, 2002 and as it relates to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FASB No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Corporation has reviewed the provisions of Statement No. 145 and believes that it will not have a material impact on its financial position, results of operation or cash flows.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. SFAS No. 147 reflects the following conclusions reached by the Board:

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets." Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable asset will be reclassified to goodwill upon the adoption of that Statement.

Financial institutions meeting conditions outlined in Statement 147 will be required to restate financial statements issued subsequent to the initial adoption of SFAS No. 147. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expenses recognized in 2002.) Those transition provisions are effective on October 1, 2002.

The Corporation will adopt SFAS No. 147 effective during the fourth quarter of 2002. Management is currently analyzing the impact of adoption of SFAS No. 147 on the Corporation.

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

ITEM 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to SEC rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary concluded that as of that date, the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Corporation's President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary.

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

          3.2              LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the report on Form 8-K filed on January 4, 2001.)

          4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2, above)

          10.a Lorain National Bank Group Term Carve Out Plan, dated August 7, 2002.

          99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None

                                Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        LNB BANCORP, INC.
                                          (registrant)
Date: November 13, 2002                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

Date: November 13, 2002                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

                                 Certifications

    I, Gary C. Smith, President and Chief Executive Officer of LNB Bancorp, Inc., certify that:

1. I, have reviewed this quarterly report on Form 10-Q of LNB Bancorp, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002
    ______________________

By  /s/Gary C. Smith
    ______________________
    Gary C. Smith, President and Chief Executive Officer

    I, Gregory D. Friedman, Executive Vice President, Chief Financial Officer and Corporate Secretary of LNB Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of LNB Bancorp, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002
    ____________________________

By  /s/Gregory D. Friedman
    ____________________________
    Gregory D. Friedman, Executive Vice President, Chief Financial Officer and Corporate Secretary

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

          3.2        NA    LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the report on Form 8-K filed on January 4, 2001.)

          4.         NA    Instruments Defining the Rights of Security
                           Holders. (See Exhibits 3.1 and 3.2, above)

          10.a       36    Lorain National Bank Group Term Carve Out Plan,
                           (the Plan), dated August 7, 2002.  The
                           Compensation Committee of the Corporation's Board of Directors has designated all executive officers as eligible to participate in the Plan.

          99.1       51    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          99.2       52    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.