Form 10-K
period 2002-12-31
LNB BANCORP INC
filed 2003-03-07
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 OR 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file
      December 31, 2002                           number 0-13203

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at February 28, 2003 was approximately $114,796,000.

The number of shares of Registrant's Common Stock outstanding on February 28, 2003 was 4,401,232.

              DOCUMENTS INCORPORATED BY REFERENCE



Portions of the 2002 Annual Report to Stockholders of Registrant are incorporated by reference in Parts I, II, and IV of this report.

                           LNB Bancorp, Inc.
                           Form 10-K Report
                           Table of Contents
                                2002

                                                                  Page

PART I
  Item  1   Business
            a. General Development of Business                     4
            b. Financial Information About Industry
               Segments                                            5
            c. Description of LNB Bancorp, Inc.'s Business         5
            d. Financial Information About Foreign and
               Domestic Operations and Export Sales               11
            e. Statistical Disclosure by Bank Holding
               Companies                                          11
                 I. Distribution of Assets, Liabilities
                    and Shareholders' Equity: Interest Rates
                    and Interest Differential                     12
                II. Investment Portfolio                          12
               III. Loan Portfolio                                13
                IV. Summary of Loan Loss Experience               17
                 V. Deposits                                      20
                VI. Return on Equity and Assets                   21
               VII. Short-Term Borrowings                         21
  Item  2   Properties                                            21
  Item  3   Legal Proceedings                                     23
  Item  4   Submission of Matters to a Vote of Shareholders       23

PART II
  Item  5   Market for the Registrant's Common Equity and
            Related Shareholder Matters                           25
  Item  6   Selected Financial Data                               25
  Item  7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         26
  Item 7(a) Quantitative and Qualitative Disclosures about
            Market Risk                                           26
  Item  8   Financial Statements and Supplementary Data           26
  Item  9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   26
PART III
  Item 10   Directors and Executive Officers of the Registrant    27
  Item 11   Executive Compensation                                29
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                        40
  Item 13   Certain Relationships and Related Transactions        44

PART IV
  Item 14   Controls and Procedures                               45
  Item 15   Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K                                   46

SIGNATURES                                                        46

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                          49

CERTIFICATION OF CHIEF FINANCIAL OFFICER                          51

EXHIBIT INDEX                                                     53

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

On February 25, 2003, the Corporation's board of directors approved a three-for-two (3-for2) stock split of the Corporation's common stock. The shares issued as a result of the split will be distributed on or about March 14, 2003 to shareholders of record at the close of business on March 10, 2003. Shareholders participating in the Corporation's dividend reinvestment plan will be issued fraction shares as is necessary. Shareholders not participating in the plan will be paid cash in lieu of fractional shares as is necessary. The retroactive impact of the stock split is not reflected in the accompanying consolidated financial statements and Form 10-K with respect to any references to the number of shares issued or outstanding, to per share information relating to previous stock dividends and stock option activity.

LNB Bancorp, Inc. has broader powers than the Bank. These powers principally include the power to engage in certain non-banking businesses that are financial in nature, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and subsidiary companies are engaged in one line of business which is banking services. Neither of the two new subsidiaries represent a significant part of LNB Bancorp, Inc. at December 31, 2002. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation's business.

c) DESCRIPTION OF LNB BANCORP, INC.'S BUSINESS

LNB Bancorp, Inc., (the Bancorp), is a $715 million financial holding company headquartered in Lorain, Ohio. The Bancorp is a public company whose stock is traded on The Nasdaq National Stock Market@ under the ticker symbol LNBB. Its predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, the Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. The Bancorp received its financial holding company status on March 13, 2000.

LNB Bancorp, Inc., offers life insurance, term life, whole life, universal life and long-term care insurance and fixed annuity products through its wholly owned insurance subsidiary Charleston Insurance Agency, Inc.; and traditional title services through 49-percent owned subsidiary Charleston Title Agency, LLC. In addition, pursuant to an agreement between Lorain National Bank and Raymond James Financial Services, Inc., member NASD/SIPX, Raymond James offers brokerage services including stocks, mutual funds, variable annuity products and variable life insurance products to Lorain National Bank customers through the LNB Investment Center.

The Lorain National Bank operates 21 retail branches and 27 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake. Lorain National Bank offers a full range of bank products and services while specializing in small business, mortgage, and personal banking services, including investment management and trust services.

The Bank's commercial lending activities consist of commercial loans, working capital loans, commercial mortgage loans, construction loans, equipment loans, letter of credit, revolving line of credit, Small Business
Administration loans, government guaranteed loans and Federal Home Loan Bank program loans.

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

The Bank's range of deposit services include checking accounts, totally free checking, interest-bearing checking, CheckInvest accounts, savings accounts, Holiday savings, money market accounts, Market Access accounts, individual retirement accounts, certificates of deposit, Keough plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

Other bank services offered include safe deposit boxes, night depository,
U. S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, foreign drafts, foreign currency, electronic funds transfer, utility bill collections, notary public service, payroll direct deposit, cash management services, 24 hour telephone banking with bill paying service, internet banking, Lockbox, sweep accounts, ACH, discount brokerage services and other services tailored for both individuals and businesses. The Bank's electronic data processing department provides centralized electronic data processing services to local financial intermediaries.

The Investment and Trust Services Division of the Bank performs investment management and trust administrative functions and offers agency, trust services and Mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities. The Investment and Trust Services Division offers employee benefit administration and assists in the designs of employee benefit plans.

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

Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $715 million to over $275.0 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank's market share of total deposits in Lorain County in all types of financial institutions was 17.8% in 2002 and 17.4% in 2001, while ranking number two in market share in 2002 and 2001. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it's competitive advantage.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq National Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, LNB Bancorp, Inc.'s chief executive officer and chief financial officer are each required to certify that LNB Bancorp, Inc.'s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of LNB Bancorp, Inc.'s internal controls; they have made certain disclosures to LNB Bancorp, Inc.'s auditors and the audit committee of the Board of Directors about LNB Bancorp, Inc.'s internal controls; and they have included information in LNB Bancorp, Inc.'s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in LNB Bancorp, Inc.'s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The enactment of the Gramm-Leach-Bliley Act of 1999 (the GLB Act) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. LNB Bancorp, Inc. and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

A substantial portion of the Corporation's cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note(13) under Dividend Restrictions on page 26 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated herein by reference.

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

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 14 on page 27 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated herein by reference.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of "Impacts of Accounting and Regulatory Pronouncements" is incorporated herein by reference to pages 47 and 48 of the LNB Bancorp, Inc. 2002 Annual Report.

Employees

As of December 31, 2002, the Corporation employed 243 full-time employees and 65 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Corporation's market area.

d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

The Corporation has no offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies," or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 2002 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.'S STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
   INTEREST RATES AND INTEREST DIFFERENTIAL

A. and B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 2002, 2001, and 2000 are included in the Condensed Consolidated Average Balance Sheets, within Management's Discussion and Analysis found on page 39 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis.
Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2002 and 2001 are included in Rate/Volume Analysis of Net Interest Income within Management's Discussion and Analysis found on page 39 of the LNB
Bancorp, Inc. 2002 Annual Report and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

A. The carrying values of securities at year end are as follows:

                                                  December 31,
                                     -----------------------------------
(Amounts in Thousands)                   2002          2001         2000
------------------------------------------------------------------------
Securities available for sale:
 U.S. Treasury securities             $    -0-     $  1,085     $  2,090
 Securities of other U.S. Government
  agencies and corporations            122,232      105,085       76,133
 State and political subdivisions       10,883        7,260          -0-
 Equity securities                       4,794        4,198        1,295
------------------------------------------------------------------------
Total securities available for sale    137,909      117,628       79,518
------------------------------------------------------------------------

Securities held to maturity:
 Securities of other U.S. Government
  agencies and corporations              7,335       13,386       39,566
 States and political subdivisions       3,313        3,805        4,865
------------------------------------------------------------------------
Total securities held to maturity       10,648       17,191       44,431
------------------------------------------------------------------------
Federal Home Loan Bank and
 Federal Reserve Bank Stock              3,738        3,582        3,152
------------------------------------------------------------------------
Total securities                      $148,557     $138,401     $127,101
------------------------------------------------------------------------

B. MATURITY DISTRIBUTION OF SECURITIES
Information relating to the maturity distribution of securities for the year ended December 31, 2002 is included in the "Financial Condition" section of Management's Discussion and Analysis found on page 42 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated herein by reference.

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES
Information relating to the weighted average yield of each range of maturities of securities for the year ended December 31, 2002 is included in the "Financial Condition" section of Management's Discussion and Analysis found on page 42 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated herein by reference.

C. Excluding those holdings of the securities portfolio in Collaterlized Mortgage Obligations and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of the Corporation at December 31, 2002.

III. LOAN PORTFOLIO

A. Information relating to the distribution of the loan portfolio for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 appears on page 43 of the LNB Bancorp, Inc. 2002 Annual Report under the caption "Loan Portfolio Distribution" and is incorporated herein by reference.

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS
   AS OF DECEMBER 31, 2002

(Amounts in Thousands)                           2002
---------------------------------------------------------
Maturing and repricing in one year or less    $255,804
Maturing and repricing after one year
 but within five years                           4,189
Maturing and repricing beyond five years           -0-
---------------------------------------------------------
TOTAL COMMERCIAL LOANS                        $259,993
=========================================================
Loans repricing beyond one year:
 Fixed rate                                   $    667
 Variable rate                                   3,522
---------------------------------------------------------
TOTAL                                         $  4,189
=========================================================

C. RISK ELEMENTS

Information relating to nonperforming assets for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 appears on page 41 of the LNB Bancorp, Inc. 2002 Annual Report under the caption "Nonperforming Assets" and is incorporated herein by reference.

The Corporation, through its subsidiary bank, grants commercial, residential, and consumer loans to customers located primarily in the northern Ohio counties of Lorain, Cuyahoga, Erie and Huron.

Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. Nonperforming loans are loans which are 90 days past due and with respect to which, in Management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans are classified as restructured when, due to the deterioration of a customer's financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.

The level of total nonperforming assets increased during 1998 due to one significant commercial loan credit relationship of $1,300,000, placed in other foreclosed assets at December 31, 1998, and subsequently liquidated for $1,300,000 in January of 1999. The level of nonperforming assets increased $978,000 during 2000. This increase is the result of a net increase in nonaccrual loans of $976,000 plus increases in other foreclosed assets in the amount of $2,000.

During 2001, nonperforming loans decreased due to charge-offs and decreases in commercial, mortgage and indirect automobile credits placed on nonperforming status.

The level of total nonperforming assets increased by $446,000 during 2002. This increase is the result of an increase in total nonperforming loans of $547,000 offset by a decrease in other foreclosed assets in the amount of $101,000. The decrease in other foreclosed assets relates to the net of - decreases in the amount of $11,000 of repossessions of motor vehicles during 2002, plus a decrease of $90,000 in other real estate owned. The increase in nonperforming loans is due to decreases in nonaccrual principal balances of $1,647,000 which have been paid off and brought current, loans charged-off in the amount of $778,000, liquidation of nonaccrual loans of $315,000 and increases in nonaccrual principal balances of $3,287,000. The increase in nonaccrual loans in 2002 was due primarily to increases in mortgage and commercial loan customers.

The reserve for loan loss coverage to total nonperforming assets decreased from 3.5 times at 1999 year end to 2.3 times at 2000 year end while increasing to 4.1 times at 2001 year end, and decreased to 3.5 times at year-end 2002. This ratio decreased in 2002 from increases in nonperforming assets in the amount of $446,000 and increases in the loan loss reserve of $763,000.

It is the Bank's policy to cease accruing interest on commercial and mortgage loans where the principal and/or interest remains unpaid for 90 days or more and 120 days for consumer loans, unless a shorter period is specified by regulatory guidelines.

In addition to the total nonperforming assets classified above, the loan review committee identifies accruing loans past due 90 days plus potential problem loans. These loans are closely monitored by the loan review committee to assess the borrowers' ability to comply with the terms of the loans. Management's year-end review of these loans indicated that a charge to the reserve for loan losses or classification to nonperforming status was not warranted. Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection.

(2) Potential Problem Loans

A summary of potential problem loans at December 31, follows:

(Amounts in Thousands)       2002    2001    2000    1999    1998
-----------------------------------------------------------------
  Potential Problem Loans $15,549  $8,579  $3,924  $4,348  $2,941
=================================================================

Potential problem loans are loans identified on Management's classified credits list which include both loans which Management has some concern as to the borrowers' ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

The level of potential problem loans rose significantly during 2001 and 2002. The increase during 2001 was primarily due to two factors. First was a weakening of the local and national economies. Second was the Corporation's formation of an independent loan administration function including the recruitment of a loan review officer and the adoption of a formal loan grading system. The increase during 2002 was primarily due to further weakening of the local and national economies. Most of the increases potential problem loans were in the category of "Special Mention". These are credits that are identified, at an early stage, as being potential problem loans. The early identification process allows the loan officers and loan administration function to monitor these credits and to take proactive steps with the related borrowers' of these credits. This, in turn, reduces the potential for the migration of such credits into a nonperforming loan status.

At December 31, 2002, potential problem loans totaled $15,549,000, an increase of $6,970,000 from one year ago. Potential problem loans at December 31, 2002 are primarily comprised of commercial credits that the Bank is monitoring and reviewing. About $8,652,000 in potential problem loans relates to credit extended to six manufacturing and transportation related companies Another $5,371,000 of these loans relates to the extension of credits to four entities in the recreational business. The potential problem loans in 2000, 1999 and 1998 remained at a relatively low level.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 2002, 2001, 2000, 1999 or 1998.

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

Credit risk is managed through the bank's loan loss review policy which provides the Loan Review Officer, lending officers and the loan review committee with the responsibility to manage loan quality. The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 2002, 2001, 2000, 1999 and 1998, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation's credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers.
Also see Note (20), "Commitments, Credit Risk and Contingencies:," of the "Notes to Consolidated Financial Statements" which appears on page 31 of the LNB Bancorp, Inc. 2002 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 2002, there are no other interest-bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $22,000, $123,000, $98,000, $96,000 and $1,400,000 in Other Foreclosed Assets
at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The balance at the end of 1998 resulted almost solely from a single commercial loan credit relationship.

IV. SUMMARY OF LOAN LOSSES
Information relating to the reserve for loan losses for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 appears on page 41 of the LNB Bancorp, Inc. 2002 Annual Report under the caption "Reserve for Loan Losses" and is incorporated herein by reference.

Analytical data relating to the Reserve for Loan Losses at December 31, follows:

(Amounts in Thousands)     2002     2001     2000     1999     1998
--------------------------------------------------------------------
ANALYTICAL DATA
BALANCES:
 Average total loans    $496,446 $460,757 $437,593 $403,388 $346,161
 Total loans at year
  end                    509,550  477,488  451,140  419,516  369,866
 Net charge-offs           1,437    1,560    1,117      816    3,410
Provision for loan
  losses                   2,200    2,200    1,700    2,000    2,725
Reserve for loan
  losses at year end       6,653    5,890    5,250    4,667    3,483
RATIOS:
Net charge-offs to:
 Average total loans        0.29%    0.34%    0.26%    0.20%    0.99%
 Total loans at year
  end                       0.28     0.33     0.25     0.19     0.92
 Provision for loan
  losses                   65.32    70.91    65.71    40.80   125.14
 Reserve for loan losses   21.60    26.49    21.28    17.48    97.90
Reserve for loan losses
 to:
 Average total loans        1.34     1.28     1.20     1.16     1.01
 Total loans at year
  End                       1.31     1.23     1.16     1.11      .94

The amount of 2002 net charge-offs resulted primarily from net charge-offs of consumer indirect automobile credits and commercial credits. The 2002 provision of $2,200,000 remained at the same level as 2001. The level of provision booked in 2002 was required due to charge-offs of indirect automobile and commercial loans and increases in nonperforming assets.
Net charge-offs for 2001 and 2000 showed higher charge-offs of consumer loans due to consumer indirect automobile loans booked in late 1999 and early 2000. Charge-offs of consumer loans began trending down in 2002 due to runoff of indirect automobile loans and increased home equity loans in the consumer loan portfolio.

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

Net charge-offs (recoveries) by portfolio type which are summarized from the analysis of the Reserve for Loan Losses on page 41 of the LNB Bancorp, Inc. 2002 Annual Report are presented in the following table:

(Amounts in Thousands)      2002     2001    2000    1999    1998
------------------------------------------------------------------
  Commercial              $  575   $  426  $   11  $  -0-  $3,031
  Real estate                 14       12      50     251      76
  Consumer                   848    1,122   1,056     565     303
------------------------------------------------------------------
  Total net charge-offs   $1,437   $1,560  $1,117  $  816  $3,410
==================================================================

Both the provision and the reserve are based on an analysis of individual credits, prior and current loss experience, changes in portfolio mix, current economic conditions, and other factors. Consumer and credit card loans are charged-off within industry norms, while commercial and mortgage loans are evaluated individually. An allocation of the ending reserve for loan losses by major type follows:

 (Amounts in Thousands)       2002    2001    2000    1999   1998
 ----------------------------------------------------------------
  Commercial                $4,145  $3,750  $2,729  $1,803 $1,398
  Real estate                  412     363     338     530    500
  Consumer                   1,475   1,351   1,738   1,236    704
  Off-balance sheet risk       113     113     150     150    125
  Unallocated                  508     313     295     948    756
------------------------------------------------------------------
  TOTAL                     $6,653  $5,890  $5,250  $4,667 $3,483
==================================================================

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any segment of the portfolio. The 2002 provision for loan losses was greater than net charge-offs by $763,000.
The 2001 provision for loan losses was greater than net charge-offs by $640,000. The 2000 provision for loan losses was greater than net charge-offs by $583,000. The allocated portion of the reserve for loan losses has changed during 1998 through 2002 due to the loan portfolio mix, increased loan income, and changes in the mix of nonperforming assets. The allocated portion of the reserve to consumer loans decreased in 2002 due to a run off of indirect automobile loans and their related credit risk. The portion allocated to commercial loans increased in 2002 and 2001 due to increases in the amounts of nonperforming assets caused by a weakening of the local and national economies.

The following table shows the percentage of loans in each category to total loans at year end:

                    2002     2001     2000     1999    1998
-------------------------------------------------------------
 Commercial         51.0%    46.0%    41.4%    37.7%   33.8%
 Real estate        27.8     33.1     34.9     36.4    39.9
 Consumer           21.2     20.9     23.7     25.9    26.3
                   ------------------------------------------
                   100.0%   100.0%   100.0%   100.0%  100.0%
                   ------------------------------------------
The loan portfolio mix has shifted during the past five years. Commercial loans as a percent of total loans grew from 1998 through 2002 with a related decrease in mortgage loans. During 1999, the commercial loans as a percentage of total loans increased by 3.9% with a corresponding decrease in consumer loans by 0.4% and real estate loans decreased by 3.5%. During 2000, the commercial loans as a percentage of total loans increased by 3.7%, real estate loans decreased 1.5% and consumer loans decreased by 2.2%. During 2001, the commercial loans as a percentage of total loans increased by 4.6%, real estate loans decreased 1.8% and consumer loans decreased by 2.8%. During 2002, the consumer loan portfolio is running off slightly due to the lack of indirect automobile loan opportunities caused by zero rate dealer financing and loan payouts. The decrease of indirect automobile loan volume was offset, in part, by increased home equity line volume. Commercial loans experienced strong growth during 2002. This is the result of increased demand and not reduced credit standards. Commercial loans pending approval are at a relatively high level at year end 2002.

V. DEPOSITS

AVERAGE DEPOSITS BY CLASSIFICATION

The following table sets forth the classification of average deposits for the indicated period.
                                      December 31,
                           -------------------------------------
(Amounts in Thousands)         2002           2001         2000
----------------------------------------------------------------
Demand deposits            $ 82,665       $ 81,097     $ 81,221
NOW accounts                 58,068         57,736       54,332
High Performance - Interest   6,708            -0-          -0-
Money market accounts        16,706         14,949       13,385
Market access accounts       93,619         68,449       33,464
Savings deposits             95,893         93,272      101,276
Time deposits               194,461        195,656      205,877
----------------------------------------------------------------
Total                      $548,120       $511,159     $489,555
================================================================

AVERAGE RATES PAID ON DEPOSITS
The following table sets forth average rates paid on categories of interest-bearing deposits for the periods indicated:
                                        Years ended December 31,
                             ----------------------------------------
                               2002           2001          2000
---------------------------------------------------------------------
NOW accounts                    .77%          1.08%         1.19%
High Performance - Interest     .55            N/A           N/A
Money market accounts          2.86           3.06          2.06
Market access accounts         1.86           3.62          5.44
Savings deposits                .83           1.35          1.97
Time deposits                  3.29           5.01          5.47
                       ==============================================

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the maturity of time deposits of $100,000 or more, in thousands of dollars, at December 31, 2002.

Maturing within 3 months             $ 60,748
After 3 but within 6 months            33,021
After 6 but within 12 months           36,702
After 12 months                        74,161
----------------------------------------------
Total                                $204,632
==============================================

VI. RETURN ON EQUITY AND ASSETS

Information relating to key financial ratios for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 appears on page 36 of the LNB Bancorp, Inc. 2002 Annual report under the caption "Financial Ratios" and is incorporated herein by reference.

VII. SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended
December 31, 2002, 2001 and 2000 appears on page 24 of the LNB Bancorp, Inc. 2002 Annual Report under footnote (10) "Securities Sold Under Repurchase Agreements and Other Short-Term Borrowings" and footnote (11) Federal Home Loan Bank Advances, short-term and is incorporated herein by reference.

ITEM 2 - PROPERTIES

LNB BANCORP, INC.

The principal executive offices are located at its Main Office, 457

Broadway, Lorain, Ohio. The Corporation owns the land and buildings occupied by the Main Office, twelve of its banking centers, the Professional Development Center Building, the Maintenance Building, the Purchasing Building and the Technology Center. The remaining nine banking centers are subject to lease obligations with various lessors and varying lease terms.

There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers/customer service facilities of the Corporation and their locations:

 Main Office                     457 Broadway, Lorain
 Vermilion                       4455 Liberty Avenue, Vermilion
 Amherst                         1175 Cleveland Avenue, Amherst
 Lake Avenue                     42935 North Ridge Road, Elyria Township
 Avon Lake                       240 Miller Road, Avon Lake
 Kansas Avenue                   1604 Kansas Avenue, Lorain
 Sixth Street Drive-In           200 Sixth Street, Lorain
 Pearl Avenue                    2850 Pearl Avenue, Lorain
 Oberlin Office                  40 East College Street, Oberlin
 West Park Drive-In              2130 West Park Drive, Lorain
 Ely Square                      124 Middle Avenue, Elyria
 Cleveland Street                801 Cleveland Street, Elyria
 Oberlin Avenue                  3660 Oberlin Avenue, Lorain
 Olmsted Township                27095 Bagley Road, Olmsted Township
 Westlake                        30210 Detroit Road, Westlake
 Kendal at Oberlin               600 Kendal Drive, Oberlin
 The Renaissance                 26376 John Road, Olmsted Township
 Westlake Village                28550 Westlake Village Drive, Westlake
 Cooper Foster Park Road
  ATM Facility                   1920 Cooper Foster Park Road, Lorain
 Midway Mall                     6395 Midway Mall, Elyria
 Village of LaGrange             546 North Center Street, LaGrange
 Elyria United Methodist Village 807 West Avenue, Elyria
 Technology Center               2130 West Park Drive, Lorain
 Maintenance Building            2140 West Park Drive, Lorain
 Purchasing Building             2150 West Park Drive, Lorain
 Professional Development Center 521 Broadway, Lorain

The Corporation also owns automated teller machines and on-line teller terminals, as well as computers and related equipment for use in its business. The Corporate office facility at 457 Broadway is currently utilized at a level of 75%. The remaining space will be utilized as the Corporation continues to grow. The Corporation considers its Corporate offices, banking centers and computer operations center to be in good to excellent condition, well maintained and are more than adequate to conduct the business of Banking.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiaries is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002 there were no matters submitted to a vote of security holders.

Pursuant to Form 10-M, General Instruction G(3), the following information is included as additional item in Part I:

EXECUTIVE OFFICERS OF THE REGISTRANT
                     CURRENT POSITION AND                   EXECUTIVE
                     PRINCIPAL OCCUPATION                    OFFICER
NAME(AGE)            DURING PAST 5 YEARS                      SINCE

Debra R. Brown       Senior Vice President,(1999 to present)   1999
(44)                 Banking Center Administration
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Vice President (1997 - 1999)
                     Lorain National Bank

Robert Cox           Senior Vice President Sales (2001 to       2001
(47)                 LNB Bancorp, Inc. and        present)
                     The Lorain National Bank
                     Vice President (1999 - 2000)
                     Sales Coordinator (1998 - 1999)
                     Vice President and (1997- 1998)
                     Area Sales Manager
                     KeyBank

Sandra L. Dubell     Senior Vice President and                 1997
(57)                 Senior Lending Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Mitchell J. Fallis   Vice President and                        1996
(48)                 Chief Accounting Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Gregory D. Friedman  Executive Vice President,                 1990
(52)                 Chief Financial Officer and
                     Corporate Secretary,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

Michael D. Ireland   Senior Vice President and                 1987
(56)                 Senior Operations Officer,
                     LNB Bancorp, Inc. and
                     The Lorain National Bank


James W. Manning     Director of Audit (2001 to present)       2001
(55)                 LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Vice President and (2000 - 2001)
                     Senior Risk Manager
                     KeyCorp, Inc.
                     Vice President and (1998 - 2000)
                     Senior Internal Auditor
                     Carolina First Bank
                     Vice President (1997 - 1998)
                     Regional Audit Director
                     PNC Bank Corporation

Carol A. Mesko       Vice President (1999 to present)          2001
(57)                 Human Resources
                     The Lorain National Bank
                     Assistant Vice President (1997 - 1999)
                     Human Resources
                     The Lorain National Bank

Kevin W. Nelson      Executive Vice President and              2000
(39)                 Chief Operating Officer (2000 to present)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Division President (1998 - 2000)
                     Bankfirst National and
                     Bankfirst Ohio Corp.
                     President and
                     Chief Executive Officer (1998)
                     Bellbrook Community Bank and
                     Bankfirst Ohio Corp.
                     Senior Vice President and
                     Senior Lending Officer (1997 - 1998)
                     Bellbrook Community Bank and
                     Bankfirst Ohio Corp.

David Nocjar         Senior Trust and Investment Officer
(54)                 (2002 to present)
                     The Lorain National Bank
                     Vice President and Trust Officer (2000 to 2002)
                     The Lorain National Bank
                     Vice President and Senior Trust Officer
                     (1996 to 2000)
                     Citizens National Bank of Norwalk

Gary C. Smith        President and                            1999
(55)                 Chief Executive Officer (2000 to present)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Chairman of the Board
                     Charleston Insurance Agency, Inc.
                     First Executive Vice President
                     (1999 - 2000)
                     LNB Bancorp, Inc. and
                     The Lorain National Bank
                     Division President (1997 - 1999)
                     First National Bank of Zanesville

James H. Weber       Senior Vice President and                 1987
(56)                 Senior Marketing Officer
                     LNB Bancorp, Inc. and
                     The Lorain National Bank

                                  PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on the inside front flap of the LNB Bancorp, Inc. 2002 Annual Report and are incorporated herein by reference.

HOLDERS

The total number of shareholders was 2,213 as of February 28, 2003. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 36 of the LNB Bancorp, Inc. 2002 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis" is incorporated herein by reference to pages 37 - 48 of the LNB Bancorp, Inc. 2002 Annual Report. Also, see Item 8 - Financial Statements and Supplementary Data.
 (a) Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to pages 45 - 46 of the LNB
     Bancorp, Inc. 2002 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's Independent Auditors' Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 2002 Annual Report (Appendix 13), pages 14 through 34. The supplementary financial information specified by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 35 of the LNB Bancorp, Inc. 2002 Annual Report.

   Consolidated Balance Sheets as of December 31, 2002 and 2001

   Consolidated Statements of Income
    for the Years Ended December 31, 2002, 2001 and 2000

   Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2002, 2001 and 2000

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

   Notes to Consolidated Financial Statements
    December 31, 2002, 2001 and 2000

   Report of Management

   Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers of the Corporation is set forth in Part I in accordance with General Instruction G(3), pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information relating to Item 10 follows.

                       ELECTION OF DIRECTORS

     The Code of Regulations of the Corporation provides that the Board of Directors of the Corporation shall be divided into three classes as nearly equal in number as possible, with the term of office of one class expiring each year. Each class shall hold office for a term of three years. At the Annual Meeting, four directors will be elected to a three-year term expiring in 2006.

     The nominees for election at the Annual Meeting are Robert M. Campana, Lee C. Howley, James F. Kidd and Jeffrey F. Riddell each of whom is currently a director of the Corporation.

     Thomas P. Ryan, a "Class II" director, communicated to the Board of Directors that he was retiring from the Board of Directors and that he would not stand for re-election when his term expires on April 15, 2003. Leo Weingarten, a "Class III" director, also communicated to the Board of Directors that he would retire from the Board of Directors effective April 15, 2003. Currently, the Board of Directors has no plans to replace either of these two directors.

NOMINEES

     CLASS "II" DIRECTORS. The following table sets forth certain information with respect to the nominees as Class "II" Directors of the Corporation who will be voted upon at the Annual Meeting. There were no arrangements or understandings pursuant to which the persons listed below were selected as directors or nominees for director.
                                              POSITIONS AND OFFICES
                         PRINCIPAL OCCUPATION      HELD WITH        DIRECTOR
NAME               AGE    FOR PAST FIVE YEARS     LNB BANCORP         SINCE
----               ---   -------------------- --------------------- --------
CLASS "II"
----------
Robert M. Campana   43   MANAGING DIRECTOR          Director            1997
                         P.C. Campana, Inc.

Lee C. Howley       55   PRESIDENT                  Director            2001
                         Howley Bread Group Ltd.

James F. Kidd       63   VICE CHAIRMAN OF THE BOARD Vice Chairman,      1989
                         LNB Bancorp, Inc. and      Director
                         Lorain National Bank

Jeffrey F. Riddell  51   PRESIDENT AND              Director            1995
                         CHIEF EXECUTIVE OFFICER
                         Consumeracq, Inc. and
                         Consumers Builders Supply Company

CONTINUING DIRECTORS

     CLASS "I" AND "III" DIRECTORS. The following table sets forth certain information with respect to Class "I" and Class "III" Directors of LNB Bancorp, whose terms expire in 2005 and 2004, respectively.

                                              POSITIONS AND OFFICES
                         PRINCIPAL OCCUPATION      HELD WITH        DIRECTOR
NAME               AGE    FOR PAST FIVE YEARS     LNB BANCORP         SINCE
----               ---   -------------------- --------------------- --------
CLASS "I"
---------
Terry D. Goode      48   VICE PRESIDENT             Director            1997
                         LandAmerica Financial
                         Group, Inc. and
                         Lorain County Title Company

Wellsley O. Gray    69   RETIRED                    Director            1983

James R. Herrick    51   PRESIDENT                  Director            1999
                         Liberty Auto Group, Inc.

Benjamin G. Norton  63   HUMAN RESOURCE             Director            1983
                         CONSULTANT
                         LTI Power Systems

John W. Schaeffer,  57   PRESIDENT                  Director            1999
M.D.                     North Ohio Heart Center, Inc.

Gary C. Smith       55   PRESIDENT AND              President and       1999
                         CHIEF EXECUTIVE OFFICER    Chief Executive
                         (2000 to Present)          Officer,
                         LNB Bancorp, Inc. and      Director
                         Subsidiaries
                         FIRST EXECUTIVE
                         VICE PRESIDENT (1999 - 2000)
                         LNB Bancorp, Inc. and
                         Lorain National Bank
                         DIVISION PRESIDENT
                         First National Bank of Zanesville

CLASS "III"
-----------
Daniel P. Batista   68  CHAIRMAN OF THE BOARD      Director            1983
                        Wickens, Herzer, Panza, Cook &
                        Batista, L.P.A.

David M. Koethe     67  RETIRED                    Director            1983

Stanley G. Pijor    72  CHAIRMAN OF THE BOARD      Chairman,           1983
                        LNB Bancorp, Inc. and      Director
                        The Lorain National Bank

Eugene M. Sofranko  72  CHAIRMAN OF THE BOARD      Director            1983
                        Lorain Glass Company, Inc.

     There were no agreements or understandings pursuant to which any of the persons listed under the captions of "Nominees" or " Continuing Directors" was selected as a director.

     The Board of Directors of LNB Bancorp met 16 times in 2002. In 2002 each director attended at least 75% of the combined total of meetings of the Board of Directors and meetings of each committee on which such director served, with the exception of John W. Schaeffer, M.D. and Leo Weingarten.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934 requires LNB Bancorp's executive officers, directors and more than ten percent shareholders ("Insiders") to file with the Securities and Exchange Commission and LNB Bancorp reports of their ownership of LNB Bancorp securities. Based upon written representations and copies of reports furnished to LNB Bancorp by Insiders, all Section 16 reporting requirements applicable to Insiders during 2002 were satisfied on a timely basis except as follows: Dr. John W. Schaeffer, Director, and Leo Weingarten, Director, had one Form 4 each, relating to a single transaction, that was not filed on a timely basis.

ITEM 11 - EXECUTIVE COMPENSATION

                EXECUTIVE COMPENSATION AND OTHER INFORMATION

     GENERAL. The following information relates to compensation of management for the years ended December 31, 2002, 2001 and 2000, unless otherwise noted below.

     EXECUTIVE COMPENSATION. The following table sets forth the annual and long-term compensation for LNB Bancorp, Inc.'s Chief Executive Officer and the four highest paid executive officers, as well as the total compensation paid to each individual during LNB Bancorp, Inc.'s last three fiscal years.

                         SUMMARY COMPENSATION TABLE
                                                     LONG-TERM
                                                    COMPENSATION
                         ANNUAL COMPENSATION           AWARDS
                       ------------------------     ------------      (3)
                                                       SECURITIES   ALL OTHER
                                      (1)       (2)   UNDERLYING COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR  SALARY($)  BONUS($)  OPTIONS(#)    ($)
---------------------------   ----  ---------  -------- ----------- ---------
Gary C. Smith                  2002  $225,232   $16,960       -0-    $119,754
  President and                2001   214,694      -0-     10,000    $108,309
  Chief Executive Officer      2000   212,287    30,000     5,000     15,640

Gregory D. Friedman, C.P.A.    2002  $135,824   $10,532       -0-    $ 31,829
  Executive Vice President,    2001   136,655      -0-        -0-    $ 24,045
  Chief Financial Officer and  2000   125,328    19,000       -0-      35,012
  Corporate Secretary

Kevin W. Nelson                2002  $133,024   $10,240       -0-    $  9,033
  Executive Vice President and 2001  $127,945      -0-        -0-    $  3,919
  Chief Operating Officer      2000   125,328    19,000       -0-      35,012

Terry M. White                 2002  $ 99,328   $10,400       -0-    $ 22,533
  Executive Vice President and 2001     n/a        n/a        n/a       n/a
  Chief Investment Officer     2000     n/a        n/a        n/a       n/a

Sandra L. Dubell               2002  $103,460   $ 8,124       -0-    $  7,840
  Senior Vice President        2001    99,710       -0-       -0-       4,042
                               2000    94,423    13,880       -0-      10,388
-----------------------------
(1)Mr. Smith's salary figure for the 2002 year increases $8,100 in fees paid for attending LNB Bancorp, Inc. Board and Committee meetings.

(2)Annual incentive compensation bonus accrued for 2002 and subsequently paid in 2003.

(3)The amounts shown in this column for the 2002 year were derived from the following figures: (a) contributions by LNB Bancorp to The Lorain National Bank 401(k) Plan: Mr. Smith, $6,009; Mr. Friedman, $4,261; Mr. Nelson, $4,298; Mr. White $1,212 and Ms. DuBell, $3,286; (b) supplemental executive retirement plan accruals: Mr. Smith, $105,867 and Mr. Friedman, $22,342; (c) insurance premiums paid by LNB Bancorp on supplemental term life insurance policies: Mr. Smith, $1,145; Mr. Friedman, $654; Mr. Nelson, $257; Mr. White, $284 and Ms. DuBell, $1,071 and (d) contributions by LNB Bancorp, Inc. to the Lorain National Bank Employee Stock Ownership Plan accrued for 2002 and subsequently funded in 2003: Mr. Smith, $6,733; Mr. Friedman, $4,572; Mr. Nelson, $4,478 and Ms. Dubell, $3,483; and
  (e)moving and relocation expenses paid in 2002 for Mr. White, $21,037.

     OPTION GRANTS TABLE. No stock options were granted to the five named executive officers in 2002. Correspondingly, there is no options table to present.

     OPTION EXERCISES AND YEAR-END VALUE TABLE. The following table presents information about stock options exercised during 2002 and unexercised stock options at December 31, 2002 for the five named executive officers.

                 OPTION EXERCISES AND YEAR-END VALUE TABLE

    AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR END OPTION VALUES

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED
                                                      OPTIONS
                                                 DECEMBER 31, 2002(#)
                                               ----------------------
                    SHARES ACQUIRED   VALUE
   NAME               ON EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE
   ----             --------------- --------   -------------------------
Gary C. Smith             -0-       $   -0-        26,014 / -0-
Gregory D. Friedman       -0-       $   -0-         1,777 / -0-
Kevin W. Nelson           -0-       $   -0-         7,959 / -0-
Terry M. White            -0-       $   -0-           -0- / -0-
Sandra L. DuBell          -0-       $   -0-         1,031 / -0-

    VALUE OF UNEXERCISED
   IN-THE-MONEY OPTIONS AT
    DECEMBER 31, 2002 ($)
   -----------------------
  EXERCISABLE/UNEXERCISABLE
  -------------------------
        $92,664 / -0-
        $15,424 / -0-
        $  -0-  / -0-
        $  -0-  / -0-
        $ 8,949 / -0-

EMPLOYMENT AGREEMENTS WITH EXECUTIVES

     LNB Bancorp has entered into employment agreements with Messrs. Smith, Friedman, Nelson and White. These Agreements may be terminated by either the executive or LNB Bancorp on ninety (90) days written notice. The Agreements provide for base compensation, adjusted annually at the Compensation Committee's discretion, and incentive awards (as described in more detail in "Executive Compensation and Other Information" and the "Compensation Committee Report on Executive Compensation") to be paid to the executives for the performance of their duties. These Agreements also provide for continuing payments for one year of the executive's total compensation to

Messrs. Smith, Friedman, Nelson and White in the event of termination of the executive's employment without cause, or due to breach of the employment agreement by the Corporation. The Agreements also provide for lump sum payments of 200% of the executive's highest annual base salary (highest annual base salary paid to the executive during the last three fiscal years immediately prior to the event of termination), plus a pro rata portion of the executive's bonus and continuation for up to two years of certain health insurance and other benefits, in the event of termination of the executive's employment following a change in control of the Corporation (other than termination of employment for death, disability or cause). The aggregate compensation (excluding the value of benefits and any pro rata bonus) payable to each such executive officer under the Agreements in the event of a change in control, as defined in the Agreements, and the termination of that executive's employment would be approximately as follows: Mr. Smith, $434,000; Mr. Friedman, $272,000; Mr. Nelson, $266,000; and Mr. White,
$260,000. In the event of an involuntary termination with no change in control, the aggregate compensation would be approximately as follows:
Mr. Smith, $217,000; Mr. Friedman, $136,000; Mr. Nelson, $133,000; and
Mr. White, $130,000.

     LNB Bancorp has also entered into a change in control agreement with Ms. Dubell. This Agreement may be terminated by LNB Bancorp on two years prior written notice, but continues for two years following a change in control of the Corporation. This Agreement provides for a lump sum payment of 200% of Ms. Dubell's highest annual base salary (highest annual base salary paid to her during the last three fiscal years immediately prior to the event of termination of her employment, or a substantial change in her duties or status, following a change in control of the Corporation other than termination of employment for death, disability or cause), plus a pro rata portion of her bonus for the year of termination and continuation for up to two years of certain health insurance and other benefits. The aggregate compensation, (excluding the value of any pro rata bonus) payable under this change in control agreement in the event of a change in control of the Corporation and termination of Ms. Dubell's employment is $208,000.

     GROUP TERM CARVE-OUT PLAN.  On July 11, 2002, Lorain National Bank (the
Bank) purchased insurance policies on the lives of thirty-nine officers, for which Lorain National Bank made a single premium payment of approximately $10.4 million in total to three separate insurance carriers. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is currently taxed to the employee as ordinary income. The Group Term Carve-Out Plan replaces the taxable portion of the group term life insurance plan with tax-free permanent life insurance. The officers covered by the group term carve-out split dollar insurance plan includes: Mr. Smith, Mr. Friedman, Mr. Nelson, Mr. White and Ms. Dubell.
The Bank and the officers share rights to death benefits payable under the policies. An officer's beneficiaries are entitled to an aggregate amount equal to:

     1) the lesser of (a) $1,000,000, less $50,000 from the bank's existing group term plan or (b) 2.75 times the officer's base annual salary at the time of death, less $50,000 from the bank's existing group term plan, if he or she is employed by the Bank at the time of death but had not reached normal retirement age or

     2) the lesser of (a) $1,000,000, less $50,000 from the bank's existing group term plan or (b) one times the officer's base annual salary at the time of death, less $50,000, if he or she is employed by the Bank at the time of death but had reached normal retirement age, or

     3) the lesser of (a) $1,000,000, or (b) one times the officer's base annual salary at the time of death, if he or she dies was no longer employed by the bank at the time of death, and if termination of employment occurred on or after early retirement age or within three years of a change in control but not because of termination for cause or disability,

     4) If the participant terminated employment because of disability, the death benefit shall be:

          (1) Death benefit before age 65: the lesser of (a)  $1,000,000, or
(b) 2.75 times the officer's base salary at the time of death, if he or she dies before normal retirement age or

          (2) Death after age 65: the lesser of (a) $1,000,000 or (b) one times the officer's base annual salary at the time of death, if he or she dies after normal retirement age

     The Bank shall be the beneficiary of the remaining of death proceeds of each policy after the participant interest is determined benefits. The Bank expects to recover in full from the Bank's portion of the policy's death benefits, the premium paid by the Bank. The term "change in control" has the same meaning in the Group Term Carve-Out Plan as it has for purposes of the severance agreements, discussed below. Benefits payable to the officers' beneficiaries are payable in a lump sum at the officer's death.

      The officers also have life insurance benefits under the Bank's group term life insurance program for all employees, paying benefits up to $50,000 to the employee's beneficiaries if the employee dies while employed by the Bank.

       The death benefit payable to the executive will be paid directly by the insurance company to the named beneficiary. As such, the Bank has no benefit obligation to the participants in the Group Term Carve-Out Plan, and no accruals (i.e., no expense recognition) are required under generally accepted accounting principles. This Group Term Carve-Out Plan was a replacement for the executives' participation in the Bank's group term life insurance program (except for the non-taxable $50,000 group term life insurance benefit). The Group Term Carve-Out Plan provides comparable life insurance coverage to what the executives had under the Bank's group term life insurance program for all employees, while reducing the annual expense of group term life insurance.

DIRECTOR COMPENSATION

     Directors of LNB Bancorp are compensated for all services as a director in the following manner: each director receives an annual retainer fee of $5,000 regardless of board meeting attendance and $600 per each board and committee meeting attended. Directors, who are also officers of the Corporation, receive a fee of $300 for their attendance at the Corporation's board and committee meetings and receive no director's fees for their attendance at the Bank's board or Bank's committee meetings.

PENSION PLAN

     Lorain National Bank, LNB Bancorp's subsidiary bank, sponsors The Lorain National Bank Retirement Pension Plan (the "Plan") covering substantially all employees of the Bank. An employee is eligible to participate on January 1 or July 1 after the attainment of age twenty-one (21) and completion of one
(1) year of service, as defined in the Plan. For the Plan year ended December 31, 2002, the bank accrued a contribution to the Plan totaling $651,584. The 2002 contribution shall be made to the Plan not later than September 15, 2003.

     Annual benefit payments under the provisions of the Plan are computed by a formula, the factors of which include annual compensation, years of service and the Social Security taxable wage base. Participants are eligible for normal retirement upon reaching age sixty-five (65). Annual benefit payments are determined as a percentage for the five (5) consecutive Plan years that yield the highest average salary. Participants in the Plan prior to January 1, 1989 will have annual benefits reduced if they have less than fifteen (15) years of continuous employment upon retirement. Participants who join the Plan after January 1989 will have benefit payments reduced if they have less than twenty-five (25) years of continuous employment upon retirement. The normal form of benefit payment is a joint and survivor annuity. Benefits become fully vested after a participant has completed five
(5) years of service. The Plan also provides for the payment of early retirement, death, disability, and deferred vested benefits in the form of a lump sum distribution, or a monthly annuity.

     The Plan was amended, effective January 1, 1995, to allow the payment of accrued benefits in the form of a lump sum distribution upon retirement at normal retirement age. The Plan was amended and restated for GUST effective January 1, 2001 and amended for EGTRRA effective January 1, 2002. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits will be accrued under the Plan after December 31, 2002. The estimated present value of the accrued benefit using the Plan's actuarial equivalence assumptions for the Named Executive Officers ranged from $234,700 to $0 as of December 31, 2002.

     Assuming the participant selects the benefit payable in a ten (10) year certain and life annuity at normal retirement date, the following table reflects annual benefits payable to the employee based upon average annual compensation levels and twenty-five (25) years of service.

     Final Average        Employees Annual Estimated
     Annual Compensation  Pension Payments
                          Assuming Minimum of 25 Years
                          Of Service

       $250,000                 $101,090
        200,000                  101,090
        170,000                   85,328
        100,000                   47,703

     The annual compensation with respect to determining an employee's annual pension payment is currently limited by the Internal Revenue Code to $200,000. The Plan reflects the annual compensation limit, and this results in a maximum annual pension payment of $101,090. Therefore, an employee's annual estimated pension payment for final average compensation levels of $200,000 and above remains at the $101,090 level. Pension benefits accrued prior to 1995 are grandfathered, if their calculated benefit is greater than $101,090. These pension payments do not reflect any additional retirement benefits which the employee may receive in the form of Social Security and other forms of supplemental retirement benefits. Messrs. Smith, Friedman, Nelson, White and Ms. Dubell have three (3), seventeen (17), three (3), zero
(0), and thirty-one (31) years of service respectively, under the provisions of the Plan.

     LNB Bancorp has entered into separate individual supplemental retirement agreements ("SERP") with Messrs. Smith and Friedman. The purpose of these agreements is to provide supplemental retirement benefits to Messrs. Smith and Friedman in addition to the benefits provided by the Plan and to assist LNB Bancorp in retaining their services through normal retirement. The SERPs provide for monthly payments in the event of: (a) normal retirement;
(b) reduced supplemental retirement benefits in the event of early retirement; (c) disability prior to retirement; (d) death; or (e) discharge "without cause".

     Under the terms of their SERPs, Messrs. Smith and Friedman will receive supplemental retirement benefits for a period of ten (10) years. The full benefit amount is equal to seventy percent (70%) of the largest annual base salary and the largest annual bonus paid for the two (2) full calendar years of employment immediately preceding the date of the executive's employment termination, less pension benefits and Social Security benefits.
Messrs. Smith and Friedman are entitled to the full benefit amount if they retire at their normal retirement age of sixty-five (65); seventy-five percent (75%) of the full benefit amount if they retire at age sixty-four
(64); fifty percent (50%) of the full benefit amount if they retire at age sixty-three (63); twenty-five percent (25%) of the full benefit amount if they retire at age sixty-two (62); and no benefit if they retire prior to age sixty-two (62). In the event of disability prior to retirement, the disabled individual would receive the actuarial equivalent of the full benefit amount with payments commencing in the month following termination of employment because of the disability and continuing for a ten (10)-year period. In the event of death prior to retirement, the actuarial equivalent of the full benefit amount would be payable to his designated beneficiary, with such payments commencing the month following death and continuing for a ten (10)- year period. In the event of discharge "without cause" prior to age sixty-five (65), the discharged individual would receive the actuarial equivalent of the full benefit amount commencing in the month after discharge and continuing for a ten (10)-year period. The SERPs are non-qualified defined benefit agreements. As of December 31, 2002, the monthly benefits that would be paid at normal retirement age would be as follows: Mr. Smith, $22,185; and Mr. Friedman, $12,954.

     Additionally, in the event the employment of Mr. Smith or Mr. Friedman is terminated following a change in control of LNB Bancorp and such termination is (i) by LNB Bancorp without cause, or (ii) by Mr. Smith or Mr. Friedman because there is a material and adverse change in their duties or status following a change in control of LNB Bancorp, each would receive his full SERP benefit as if he had retired at age sixty-five (65), with such payments commencing at age sixty-five (65).

REPORT OF THE COMPENSATION / GOVERNANCE COMMITTEE ON EXECUTIVE COMPENSATION

     OVERVIEW AND PHILOSOPHY. The Board of Directors of LNB Bancorp has established a Compensation / Governance Committee. The Compensation / Governance Committee is responsible for developing and making recommendations to the Board with respect to LNB Bancorp's executive compensation policies.

     Pursuant to authority delegated by the Board, the Compensation / Governance Committee determines annually the compensation to be paid to the Chief Executive Officer and each other executive officer. The Compensation / Governance Committee also structures and monitors LNB Bancorp's supplemental retirement, employment or change in control contracts with its executive officers which include, among other things, provisions relating to each executive in the event of a change in control. Compensation decisions with respect to executive officers are based on the factors discussed in the following paragraphs of the "Report of the Compensation / Governance Committee on Executive Compensation", rather than any obligation set forth in such employment contracts.
     The Compensation / Governance Committee has available to it outside compensation consultants. The Compensation / Governance Committee gathers comparative compensation data from outside consultants and independent sources to develop a strategy in which compensation reflects performance.

     The objectives of LNB Bancorp's executive compensation program are to:

       *  Support the achievement of desired LNB Bancorp goals,

       * Provide compensation that will attract and retain superior talent and reward performance, and

       * Align the executive officers' interests with those of shareholders by placing a portion of pay at risk with payout dependent upon corporate performance, both on a short-term and long-term basis.

     The executive compensation program provides an overall level of compensation opportunity that is competitive within the financial institution industry. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon annual and long-term LNB Bancorp performance, as well as individual performance. The Compensation / Governance Committee uses its discretion to set executive compensation where, in its judgment, external, internal or an individual's circumstances warrant.

     COMPENSATION MATTERS IN 2002. During 2002, the Compensation / Governance Committee increased the levels of base salary of the Chief Executive Officer and certain other executive officers. The increases in base salary were based upon a survey and review of compensation levels for management performing similar functions at other financial holding companies of similar size and scope and complexity of operations, and the objective of the Compensation / Governance Committee to place base salaries of executive officers at or near market median levels, given satisfactory job performance.

     EXECUTIVE OFFICER COMPENSATION PROGRAM. LNB Bancorp's executive officer compensation program is comprised of base salary, annual cash incentive compensation, longer-term incentive compensation in the form of stock options, and various benefits.

     BASE SALARY. Base salary levels for LNB Bancorp's executive officers are attempted to be set relative to companies in the financial institution industry of similar size and scope and complexity of operations, as described above. In determining salaries, the Compensation / Governance Committee also takes into account individual experience and performance, LNB Bancorp performance and specific issues particular to LNB Bancorp.

     ANNUAL INCENTIVE COMPENSATION. LNB Bancorp maintains a conditional annual cash incentive program for executive officers. The purpose of the plan is to provide direct financial incentives in the form of an annual cash bonus to executives to achieve LNB Bancorp, Inc.'s annual goals. Target goals are attempted to be set at competitive levels within the financial institution industry. Target goals for LNB Bancorp, Inc. are set at the beginning of each fiscal year. For the year 2002, the performance goals of LNB Bancorp, Inc. were as follows:

      After achieving a 6% increase in earnings over the 2001 level, a bonus of 8% of base salary for Executive Officers will be deemed to have been earned,

      After achieving a 7% increase in earnings over the 2001 level, an Incremental bonus of 2% (10% total) of base salary for Executive Officers will be deemed to have been earned, and

      After achieving an 8% increase in earnings, over the 2001 level, an incremental bonus of 2% (12% total) of base salary for Executive Officers will be deemed to have been earned.

      After achieving a 10% increase in earnings, over the 2001 level, an incremental bonus of 3% (15% total) of base salary for Executive Officers will be deemed to have been earned.

      After achieving a 12% increase in earnings, over the 2001 level, an incremental bonus of 3% (18% total) of base salary for Executive Officers will be deemed to have been earned.

     The first two earnings performance goal levels were reached in 2002. This resulted in 10% bonuses being accrued for executive officers at year-end 2002.

     The achievement of goals representing corporate performance factors comprised all of the executive officers' potential incentive compensation for 2002.

     CHIEF EXECUTIVE OFFICER COMPENSATION. The annual base salary of Mr. Smith, LNB Bancorp's President and Chief Executive Officer, was increased by $12,200, effective January 6, 2003. The increase was based, in part, on Mr. Smith's pivotal role in the Corporation's 21st consecutive year of increased earnings. At year-end 2002 an annual incentive compensation bonus, in the amount of $16,960, was accrued and subsequently paid in 2003. The annual incentive compensation bonus amounted to 8% of Mr. Smith's 2002 base salary and was awarded in recognition of the Corporation's achievement of a 7% increase in net income during 2002.

     DEDUCTIBILITY UNDER INTERNAL REVENUE CODE SECTION 162(m). We believe it is in shareholders' best interest to retain as much flexibility as possible in the design and administration of executive compensation plans. LNB Bancorp and its subsidiaries recognize, however, that Section 162(m) of the Internal Revenue Code disallows a tax deduction for non-exempted compensation in excess of $1,000,000 paid for any fiscal year to a corporation's chief executive officer and four other most highly compensated executive officers. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Executive Compensation Committee currently intends to structure performance-based compensation to executive officers who may be subject to Section 162(m) in a manner that satisfies those requirements. The Board and the Executive Compensation Committee could award non-deductible compensation in other circumstances, as they deem appropriate. Moreover, because of ambiguities in the application and interpretation of Section 162(m) and the regulations issued, we can give you no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) actually will be deductible.

                                    COMPENSATION / GOVERNANCE COMMITTEE
                                           Jeffrey F. Riddell, Chairman
                                           Lee C. Howley, Vice Chairman
                                                         Terry D. Goode
                                                          James F. Kidd
                                                        David M. Koethe
                                                     Eugene M. Sofranko

COMPENSATION / GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Regulations of the Securities and Exchange Commission require the disclosure of any related party transactions with members of the Compensation / Governance Committee. During the past year, certain directors and officers, including members of the Compensation / Governance Committee, and one or more of their associates may have been customers of and had business transactions with one or more of the bank subsidiaries of LNB Bancorp. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future. In addition, Mr. Kidd is Vice Chairman of the Board of Directors of LNB Bancorp, Inc. and Lorain National Bank and also served as President and Chief Executive Officer until the end of 1999.

LNB Bancorp Performance

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor's 500 Stock Index and the NASDAQ Bank Index.

            Comparison of Five Year Cumulative Total Return*

(PERFORMANCE GRAPH FOLLOWS IN PRINTED VERSION WITH YEARS 1997 THROUGH 2002 ON THE X-AXIS AND CUMULATIVE INVESTMENT ON THE Y-AXIS IN $50 INCREMENTS RANGING FROM $0 TO $250. THE CO-ORDINATES, BY YEAR, WHICH ARE PRESENTED IN THE TABLE BELOW ARE PLOTTED ON THE PREVIOUSLY DESCRIBED GRID ALONG WITH AN ACCOMPANYING LEGEND FOR IDENTIFICATION PURPOSES.)

--------------------------------------------------------------------------
December 31,          1997     1998     1999     2000     2001     2002
--------------------------------------------------------------------------
LNB Bancorp, Inc.   $100.00  $103.96  $ 89.63  $ 90.84  $ 94.96  $128.87
--------------------------------------------------------------------------
S&P 500 Index       $100.00  $128.58  $155.64  $141.46  $124.65  $ 97.10
--------------------------------------------------------------------------
NASDAQ Bank Index   $100.00  $ 99.36  $ 95.51  $108.95  $117.97  $120.61
--------------------------------------------------------------------------

*Assumes the value of the investment in LNB Bancorp common shares and each index was $100 on December 31, 1997 and that all dividends were reinvested.

The graph shown above is based on the following data points:

                                    Cumulative Total Return
                                           Period Ended
                  ----------------------------------------------------------
Index             12/31/97  12/31/98  12/31/99  12/31/00  12/31/01  12/31/02
----------------------------------------------------------------------------
LNB Bancorp, Inc.  $100.00   $103.96   $ 89.63   $ 90.84   $ 94.96   $128.87
S&P 500 Index       100.00    128.58    155.64    141.46    124.65     97.10
NASDAQ Bank Index   100.00     99.36     95.51    108.95    117.97    120.61

Copyright@ 2002 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     OWNERSHIP OF VOTING SHARES

     The following table sets forth the beneficial ownership of the Corporation's common shares by each of the Corporation's directors and the Corporation's named executive officers, and the directors and executive officers as a group, as of December 31, 2002.

                                SHARES OF COMMON
NAME OF BENEFICIAL OWNER        STOCK OWNED (1)         PERCENT OF CLASS
------------------------        -----------------       ----------------
Daniel P. Batista                  35,093                      *
Robert M. Campana                  12,327(2)                   *
Terry D. Goode                     37,965(3)                   *
Wellsley O. Gray                   10,849(4)                   *
James R. Herrick                   20,208                      *
Lee C. Howley                       3,100(5)                   *
James F. Kidd                      55,221(6)                1.26%
David M. Koethe                    45,580(7)                1.04%
Benjamin G. Norton                101,466(8)                2.30%
Stanley G. Pijor                   89,411(9)                2.03%

Jeffrey F. Riddell                 69,046(10)               1.57%
Thomas P. Ryan                     39,629(11)                  *
John W. Schaeffer, M.D.             9,980(12)                  *
Gary C. Smith                      30,517(13)                  *
Eugene M. Sofranko                 31,850(14)                  *
Leo Weingarten                    106,633(15)               2.42%
Sandra L. DuBell                   10,967(16)                  *
Gregory D. Friedman                21,747(17)                  *
Kevin W. Nelson                     9,376(18)                  *
Terry M. White                      4,207                      *

All Directors and Executive       813,862                  18.49%
Officers as a Group
(29 in group)
*Ownership is less than 1% of the class.
----------------------------------
1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.
2) Includes 10,415 shares subject to shared voting and investment power.
3) Includes 10,465 shares subject to shared voting and investment power.
4) Includes 3,599 shares subject to shared voting and investment power.
5) Includes 3,100 shares subject to shared voting and investment power.
6) Includes 15,132 shares subject to shared voting and investment power.
7) Includes 232 shares subject to shared voting and investment power.
8) Includes 49,746 shares subject to shared voting and investment power.
9) Includes 34,998 shares subject to shared voting and investment power.
10) Includes 8,558 shares subject to shared voting and investment power.
11) Includes 15,244 shares subject to shared voting and investment power.
12) Includes 5,524 shares subject to shared voting and investment power.
13) Includes 26,014 shares subject to options which are currently exercisable.
14) Includes 24,192 shares subject to shared voting and investment power.
15) Includes 4,537 shares subject to shared voting and investment power.
16) Includes 1,031 shares subject to options which are currently exercisable.
17) Includes 1,777 shares subject to options which are currently exercisable.
18) Includes 7,959 shares subject to options which are currently exercisable. As of December 31, 2002, no person was known by the Corporation to be the beneficial owner of more than 5% of the outstanding common shares of the Corporation, except as follows:

NAME AND ADDRESS OF           SHARES OF COMMON
BENEFICIAL OWNER                 STOCK OWNED	       PERCENT OF CLASS
-------------------          -------------------       ----------------
Lorain National Bank
457 Broadway
Lorain, Ohio 44052               468,665(1)                  10.65%(1)

Richard M. Osborne Trust(2)
8500 Station Street, Suite 113
Mentor, Ohio 44060               266,567(2)                   6.06%(2)

GLB Bancorp, Inc.(2)
7001 Center Street
Mentor, Ohio 44060
-----------------------------
(1)These shares are held in various fiduciary capacities in the ordinary course of business under numerous trust relationships by Lorain National Bank. As fiduciary, the Lorain National Bank has sole power to dispose of 438,439 of these shares, shared power to dispose of 30,226 of these shares, sole power to vote 102,878 of these shares, and shared power to vote 0 of these shares for a total of 10.65% of the outstanding shares of the Corporation.

 (2)The Richard M. Osborne Trust and GLB Bancorp, Inc. have reported a combined ownership of 6.06% of the outstanding shares of the Corporation under the group name of Turkey Vulture Fund XIII, Ltd. Richard M. Osborne is the sole trustee of the Richard M. Osborne Trust and is the Vice Chairman of the Board of Directors of GLB Bancorp, Inc.

The following Equity Compensation Plan Table is as December 31, 2002:
-----------------------------------------------------------------------------
                        Equity Compensation Plan Table

    Plan Category     Number of        Weighted-average    Number of
                   securities to be    exercise price of   securities
                     issued upon          outstanding    remaining available
                     exercise of       options, warrants for future issuance
                     outstanding          and rights        under equity
                       options                           compensation plans
                    warrants and                            (excluding
                        rights(1)                        securities reflected
                                                           in column (a))
-----------------------------------------------------------------------------
                          (a)                (b)                (c)
-----------------------------------------------------------------------------
Equity compensation
plans by approved
security holders        12,345             18.47                -0-
-----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders(2)  33,973             25.16                -0-
-----------------------------------------------------------------------------
       Total            46,318             23.29                -0-
-----------------------------------------------------------------------------

(1) Consists of common shares of the Corporation covered by outstanding options.

(2) All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two executive officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or "incentive," stock options. Each of these options vested immediately as to all shares covered by the option. Each option may be exercised for a term of 10 years from the date of the grant of the option, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance
laws.   Exercise prices for these options are at fair market value at the
date of grant and ranged from $21.13 to $28.27.   The remaining contractual
terms of the options ranged from 6.3 to 9.0 years at December 31, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                         CERTAIN TRANSACTIONS

     Directors and executive officers of LNB Bancorp and their associates were customers of, or had transactions with, the Corporation or the Corporation's banking or other subsidiaries in the ordinary course of business during 2002. Additional transactions may be expected to take place in the future. All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. Mr. Batista, a director who is not a member of Audit/Finance or Compensation/Governance committees, is the chairman of the law firm of Wickens, Herzer, Panza, Cook & Batista a Legal Professional Association. The Corporation has retained the aforementioned law firm as general legal counsel for the last several years. During the last fiscal year, the Corporation paid to Wickens, Herzer, Panza, Cook and Batista, a Legal Professional Association, legal fees in the amount of $388,000. It is anticipated that this relationship will continue during the current fiscal year.

COMPENSATION / GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Regulations of the Securities and Exchange Commission require the disclosure of any related party transactions with members of the Compensation / Governance Committee. During the past year, certain directors and officers, including members of the Compensation / Governance Committee, and one or more of their associates may have been customers of and had business transactions with one or more of the bank subsidiaries of LNB Bancorp. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future. In addition, Mr. Kidd is Vice Chairman of the Board of Directors of LNB Bancorp, Inc. and Lorain National Bank and also served as President and Chief Executive Officer until the end of 1999.

                                  PART IV

ITEM 14 - CONTROLS AND PROCEDURES

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent
Auditors' Report, dated January 28, 2003, except as to note 22, which is as of February 25, 2003, appear on pages 14 through 34 of the LNB Bancorp, Inc. 2002 Annual Report and are incorporated herein by reference:

     (1) Financial Statements

         Consolidated Balance Sheets
           December 31, 2002 and 2001

         Consolidated Statements of Income for the Years Ended
           December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements for the Years
           Ended December 31, 2002, 2001 and 2000

         Report of Management

         Report of Independent Auditors

     (2) Financial Statement Schedules

         Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 Regulation S-K

         Reference is made to the Exhibit Index which is found on page 52 of this Form 10-K.

(b) Reports on Form 8-K filed during the fourth quarter of 2002 and through the date of this Form 10-K filing:

    February 26, 2003 - LNB Bancorp, Inc. issued an outside press release announcing a three-for-two stock split with a record date of March 10, 2003 and a payable date of March 14, 2003.

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 52 of this Form 10-K.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                  By   /s/Gregory D. Friedman
                                       ------------------------
                                       Gregory D. Friedman
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Daniel P. Batista          DIRECTOR        March 04, 2003
-----------------------
Daniel P. Batista

/s/Robert M. Campana          DIRECTOR        March 04, 2003
-----------------------
Robert M. Campana

/s/Terry D. Goode             DIRECTOR        March 04, 2003
-----------------------
Terry D. Goode

/s/Wellsley O. Gray           DIRECTOR        March 04, 2003
-----------------------
Wellsley O. Gray

/s/James R. Herrick           DIRECTOR        March 04, 2003
-----------------------
James R. Herrick

/s/Lee C. Howley              DIRECTOR        March 04, 2003
-----------------------
Lee C. Howley

/s/David M. Koethe            DIRECTOR        March 04, 2003
-----------------------
David M. Koethe

/s/Benjamin G. Norton         DIRECTOR        March 04, 2003
-----------------------
Benjamin G. Norton

/s/Jeffrey F. Riddell         DIRECTOR        March 04, 2003
-----------------------
Jeffrey F. Riddell

/s/Thomas P. Ryan             DIRECTOR        March 04, 2003
-----------------------
Thomas P. Ryan

/s/John W. Schaeffer, M.D.    DIRECTOR        March 04, 2003
-----------------------
John W. Schaeffer, M.D.

/s/Eugene M. Sofranko         DIRECTOR        March 04, 2003
-----------------------
Eugene M. Sofranko

ABSENT - EXCUSED              DIRECTOR        March 04, 2003
-----------------------
Leo Weingarten

/s/Stanley G. Pijor       CHAIRMAN OF THE     March 04, 2003
-----------------------   BOARD AND DIRECTOR
Stanley G. Pijor

/s/James F. Kidd          VICE CHAIRMAN OF    March 04, 2003
-----------------------   THE BOARD AND
James F. Kidd             DIRECTOR

/s/Gary C. Smith          PRESIDENT AND       March 04, 2003
-----------------------   CHIEF EXECUTIVE
Gary C. Smith             OFFICER AND
                          DIRECTOR

                          EXECUTIVE VICE
/s/Gregory D. Friedman    PRESIDENT AND       March 04, 2003
-----------------------   CHIEF FINANCIAL
Gregory D. Friedman,CPA   OFFICER

/s/Mitchell J. Fallis     VICE PRESIDENT AND  March 04, 2003
-----------------------   CHIEF ACCOUNTING
Mitchell J. Fallis,CPA    OFFICER

                          Certifications

    I, Gary C. Smith, President and Chief Executive Officer of LNB Bancorp, Inc., certify that:

1. I, have reviewed this annual report on Form 10-K of LNB Bancorp, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 7, 2003
    ----------------------

By  /s/Gary C. Smith
    ----------------------
    Gary C. Smith, President and Chief Executive Officer

    I, Gregory D. Friedman, Executive Vice President, Chief Financial Officer and Corporate Secretary of LNB Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of LNB Bancorp, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 7, 2003
    ----------------------------

By  /s/Gregory D. Friedman
    ----------------------------
    Gregory D. Friedman, CPA
    Executive Vice President,
    Chief Financial Officer and
    Corporate Secretary

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

   (10)    Material Contracts

           (a)The Lorain National Bank Retirement Pension Plan      N/A
           amended and restated effective December 31, 2002, dated November 19, 2002.

           (b)Employment Agreement by and between Terry M. White    N/A
           and LNB Bancorp, Inc, and The Lorain National Bank dated January 23, 2002. Previously filed as Exhibit
           (10a) to Quarterly Report Form 10-Q (Commission File
           No. 0-13203) for the quarter ended March 31, 2002, and incorporated herein by reference.

           (c)Lorain National Bank Group Term Carve Out Plan,       N/A
           (the Plan), dated August 7, 2002. Previously filed as Exhibit (10a) to Quarterly Report Form 10-Q
           (Commission File No. 0-13203) for the quarter ended
           September 31, 2002, and incorporated herein by reference.

           (d)Restated and Amended (to conform with specific        N/A
           Employment Benefit Plans and Provisions) Employment
           Agreement by and between Gary C. Smith and LNB
           Bancorp, Inc, and The Lorain National Bank dated
           December 22, 2000.  Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (e)Restated and Amended (to conform with specific        N/A
           Employment Benefit Plans and Provisions)
           Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit
           (10b) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.

           (f)Restated and Amended (to conform with specific        N/A
           Employment Benefit Plans and Provisions)
           Employment Agreement by and between Gregory D.
           Friedman and LNB Bancorp, Inc, and The Lorain National
           Bank dated December 22, 2000. Previously filed as Exhibit
           (10c) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.

           (g)Supplemental Retirement Benefits Agreement by and     N/A
           between Gary C. Smith and LNB Bancorp, Inc, and The
           Lorain National Bank dated December 22, 2000.
           Previously filed as Exhibit (10a) to Annual Report
           Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000, and incorporated herein by reference.

           (h)Supplemental Retirement Benefits Agreement by and     N/A
           between Thomas P. Ryan and LNB Bancorp, Inc. and The
           Lorain National Bank dated December 23, 2000.
           Previously filed as Exhibit (10b) to Annual Report
           Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (i)Supplemental Retirement Benefits Agreement by and     N/A
           between Gregory D. Friedman and LNB Bancorp, Inc. and
           The Lorain National Bank dated December 22, 2000.
           Previously filed as Exhibit (10c) to Annual Report
           Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (j)Non-qualified Incentive Stock Option Agreement by     N/A
           and between Gary C. Smith and LNB Bancorp, Inc. dated
           December 15, 2000.  Previously filed as Exhibit (10d)

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.

           (k) Rights Agreement between LNB Bancorp, Inc. and       N/A
           Registrar and Transfer Company dated October 24, 2000.
           Previously filed as Exhibit 1 to Form 8-A (Commission
           File No. 0-13203) filed November 11, 2000, and incorporated herein by reference.

           (l)Employment Agreement by and between Kevin W. Nelson   N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1999, and incorporated herein by reference.

           (m)Incentive Stock Option Agreement by and between        N/A
           Kevin W. Nelson and LNB Bancorp, Inc. dated February 13, 2000. Previously filed as Exhibit (10b) to Annual
           Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999 and incorporated herein by reference.

           (n)Amended Supplemental Retirement Agreement by and       N/A
           between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference.

           (o)Employment Agreement by and between Gary C. Smith      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Exhibit
           (10a) to Annual Report Form 10-K (Commission File
           No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (p)Incentive Stock Option Agreement by and between        N/A
           Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Exhibit (10b) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           (q)Amended Employment Agreement by and between James F.   N/A
           Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (r) Amended Employment Agreement by and between Thomas    N/A
           P. Ryan and LNB Bancorp, Inc. and The Lorain National
           Bank dated March 3, 1999.  Previously filed as Exhibit
           (10d) to Annual Report Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1998, and incorporated herein by reference.

           (s) Branch Purchase and Assumption Agreement by and       N/A
           between KeyBank National Association and the Lorain
           National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.

           (t)Supplemental Retirement Agreement by and between       N/A
           James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly
           Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (u)Supplemental Retirement Agreement by and between       N/A
           Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit(10b) to Quarterly
           Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (v)Supplemental Retirement Agreement by and between       N/A
           Gregory D. Friedman and The Lorain National Bank dated
           July 30, 1996.  Previously filed as Exhibit (10c) to
           Quarterly Report on Form 10-Q (Commission File No.
           0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.

           (w)Employment Agreement by and between James F. Kidd      N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10a) to Quarterly Report on Form 10-Q (Commission File

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (x)Employment Agreement by and between Thomas P. Ryan     N/A
           and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit
           (10b) to Quarterly Report on Form 10-Q (Commission File
           No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.

           (y)Consultant Agreement by and between Lorain National    N/A
           Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated
           March 15, 1994.  Previously filed as Exhibit (10) to
           Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.

           (z)Supplemental Retirement Agreement by and between       N/A
           Stanley G. Pijor and The Lorain National Bank dated
           December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No.
           0-13203) for the year ended December 31, 1987, and incorporated herein by reference.

           (aa)Employment Agreement by and between Lorain National   N/A
           Bank and Stanley G. Pijor dated December 31, 1987.
           Previously filed as Exhibit (10) to Annual Report Form
           10-K (Commission File No. 0-13203) for the year ended
           December 31, 1987 and incorporated herein by reference.

           (bb)The Lorain National Bank 1985 Incentive Stock Option N/A Plan dated April 16, 1985. Previously filed as Exhibit
           (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.

           (cc)Agreement To Join In The Filing of Consolidated      N/A
           Federal Income Tax Returns between LNB Bancorp, Inc.
           and The Lorain National Bank dated December 15, 1986.
           Previously filed as Exhibit (10) to Annual Report on
           Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.

   (11)    Statements re: Computation of Per Share Earnings.        N/A

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

   (13)    LNB Bancorp, Inc. 2002 Annual Report to Shareholders.    N/A

   (21)    Subsidiaries of LNB Bancorp, Inc.                        N/A

   (23)    Consent of Independent Accountants.                      N/A

  (99.1)   Certification pursuant to 18 U.S.C. section 1350, as     N/A
           enacted pursuant to section 906 of the Sarbanes-Oxley
           Act of 2002.

  (99.2)   Certification pursuant to 18 U.S.C. section 1350, as     N/A
           enacted pursuant to section 906 of the Sarbanes-Oxley
           Act of 2002.

  (99.3)   Annual report on Form 10-K/A of The Lorain National      N/A
           Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 2002 to be filed as an amendment to this annual report on Form 10-K.

  (99.4)   Annual report on Form 10-K/A of The Lorain National      N/A
           Bank Stock Purchase Plan (registration number
           33-65034) for the plan year ended December 31, 2002 to be filed as an amendment to this annual report on Form 10-K.