Form 10-K/A
period 2002-12-31
LNB BANCORP INC
filed 2003-03-27
CIK 737210

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                              (Amendment 1)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes   [X]   No    [ ]


The aggregate market value of the voting common stock held by non-affiliates of the Registrant at June 28, 2002 was approximately $86,167,000.

The number of shares of Registrant's Common Stock outstanding on February 28, 2003 was 4,401,232.

EXPLANATORY NOTES

The registrant is amending the cover page of its Annual Report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002 for the purpose of:
   (i) providing the information required by Form 10-K that it is an accelerated filer (as defined in Exchange Act Rule 12b-2); and
   (ii) providing the information required by Form 10-K as to the aggregate market value of the voting and non-voting common equity held by non-affiliates as of last day of the registrant's most recently completed second fiscal quarter, namely June 28, 2002;
   (iii) providing for disclosure under Item 101 Description of Business certain information regarding registrant's web address and the availability information regarding the registrant as required by
         Item 101(e) of Regulation S-K.; and
The registrant is amending Part I of its Annual Report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002 for the purpose of:
   (iv) provide for an addition to the list of registrant's executive officers in Part I, in compliance with the requirements of Item 401(b)(2) of Regulation S-K, and General Instruction G of Form 10-K.

INTERNET ACCESS TO OUR SEC FILINGS

Our internet address is www.4LNB.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments to those reports, available on or through our web site, free of charge, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ADDITION TO THE LIST OF THE REGISTRANT'S EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT
                     CURRENT POSITION AND                   EXECUTIVE
                     PRINCIPAL OCCUPATION                    OFFICER
NAME(AGE)            DURING PAST 5 YEARS                      SINCE

Terry M. White       Executive Vice President and              2002
(45)                 Chief Investment Officer (2002 to present)
                     LNB Bancorp, Inc. and
                     Lorain National Bank
                     Senior Vice President (2000 - 2002)
                     Austin Associates LLC
                     Executive Vice President,
                     Chief Financial Officer,
                     Treasurer, Secretary and
                     Chief Operating Officer (1993 - 2000)
                     Lakeland Financial Corporation

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


Dated March 27, 2003

                          Certifications

    I, Gary C. Smith, President and Chief Executive Officer of LNB Bancorp, Inc., certify that:

    1. I, have reviewed this annual report on Form 10-K/A of LNB Bancorp, Inc.;

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

Date March 27, 2003
    ----------------------

By  /s/Gary C. Smith
    ----------------------
    Gary C. Smith,
    President and
    Chief Executive Officer

    I, Gregory D. Friedman, Executive Vice President, Chief Financial Officer and Corporate Secretary of LNB Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of LNB Bancorp, Inc.;

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

Date March 27 , 2003
    ----------------------------

By  /s/Gregory D. Friedman
    ----------------------------
    Gregory D. Friedman,
    Executive Vice President,
    Chief Financial Officer and
    Corporate Secretary

    S-K
Reference                                                        Page
  Number   Exhibit                                               Number

  (99.1)   Certification pursuant to 18 U.S.C. section 1350, as     N/A
           enacted pursuant to section 906 of the Sarbanes-Oxley
           Act of 2002.

  (99.2)   Certification pursuant to 18 U.S.C. section 1350, as     N/A
           enacted pursuant to section 906 of the Sarbanes-Oxley
           Act of 2002.