Form 10-Q
period 2003-03-31
LNB BANCORP INC
filed 2003-05-15
CIK 737210

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

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

    Outstanding at May 13, 2003: 6,603,211 shares
    Class of Common Stock:  $1.00 par value

                               LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended March 31, 2003

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                           Page Number(s)
       Condensed Consolidated Balance Sheets                     3

       Condensed Consolidated Statements of Income               5

       Condensed Consolidated Statements of Cash Flows           7

       Notes to Condensed Consolidated Financial Statements     10

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                        15

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                 21

   Item 4 - Controls and Procedures

Part II - Other Information

   Item 1 - Legal Proceedings                                   22

   Item 2 - Changes in Securities                               22

   Item 3 - Defaults upon Senior Securities                     22

   Item 4 - Submission of matters to a Vote of
            Security Holders                                    22

   Item 5 - Other Information                                   22

   Item 6 - Exhibits and Reports on Form 8-K                    22

   Signatures                                                   23

   Certifications                                               24

   Exhibit Index                                                28

FORM 10-Q                 LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            MARCH 31,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS         2003            2002
                                          -------------  --------------
                                           (Unaudited)    (See Note 1)
ASSETS:
Cash and due from banks                   $ 25,527,000    $ 23,608,000
Federal funds sold and
 short-term investments                      3,235,000       3,224,000
Securities:
  Available for sale, at fair value        146,005,000     137,909,000
  Held to maturity, at cost (fair
   value $5,539,000 and $10,903,000,
   respectively)                             5,312,000      10,648,000
  Federal Home Loan Bank, Federal Reserve
   Bank and other equity stock, at cost      3,772,000       3,738,000
                                         --------------  --------------
Total securities                           155,089,000     152,295,000
                                         --------------  --------------
Loans:
  Portfolio loans                          500,385,000     500,551,000
  Loans available for sale                  11,094,000       8,999,000
                                         --------------  --------------
Total loans                                511,479,000     509,550,000
Reserve for loan losses                     (6,703,000)     (6,653,000)
                                         --------------  --------------
Net loans                                  504,776,000     502,897,000
                                         --------------  --------------
Bank owned life insurance                   12,115,000      11,930,000
Bank premises and equipment, net            10,573,000      10,748,000
Intangible assets                            3,329,000       3,358,000
Accrued interest receivable                  3,106,000       3,045,000
Other assets                                 4,298,000       4,272,000
Foreclosed assets                                  -0-          22,000
                                         --------------  --------------
TOTAL ASSETS                              $722,048,000    $715,399,000
                                         ==============  ==============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                               $ 87,054,000    $ 80,879,000
 Savings, Market Access and passbook
   accounts                                276,540,000     280,616,000
 Certificates of deposit                   215,261,000     204,632,000
                                        --------------  --------------
Total deposits                             578,855,000     566,127,000
                                        --------------  --------------
Securities sold under repurchase
  agreements and other short-term
  borrowings                                16,839,000      26,866,000
Federal Home Loan Bank advances             52,425,000      48,925,000
Accrued interest payable                       983,000         983,000
Accrued taxes, expenses, and
  other liabilities                          5,574,000       5,885,000
                                        --------------  --------------
TOTAL LIABILITIES                          654,676,000     648,786,000
                                        --------------  --------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 6,752,988 and
   4,501,232, respectively and Shares
   outstanding 6,603,211 and 4,401,232,
   respectively                              6,753,000       4,501,000
Additional capital                          26,086,000      28,319,000
Retained earnings                           36,701,000      35,639,000
Accumulated other comprehensive income         726,000       1,054,000
Treasury stock at cost, 149,777 and
   100,000 shares, respectively             (2,894,000)     (2,900,000)
                                        --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                  67,372,000      66,613,000
                                        --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                    $722,048,000    $715,399,000
                                        ==============  ==============



See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF INCOME (UNAUDITED)                     ----------------------------
                                               2003            2002
INTEREST INCOME:                          ----------------------------
Interest and fees on loans                  $ 8,202,000    $ 8,372,000
 Interest and dividends on securities:
 U.S. Treasury securities                           -0-          6,000
 U.S. Government agencies and corporations    1,238,000      1,535,000
 States and political subdivisions              155,000        134,000
 Other debt and equity securities                79,000        123,000
Interest on Federal funds sold and other
 interest-bearing instruments                    12,000         19,000
                                          -------------   ------------
TOTAL INTEREST INCOME                         9,686,000     10,189,000
                                          -------------   ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over         375,000        298,000
 Other deposits                               1,676,000      2,276,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                           68,000        151,000
Interest on Federal Home Loan Bank
 advances                                       407,000        381,000
                                          -------------   ------------
TOTAL INTEREST EXPENSE                        2,526,000      3,106,000
                                          -------------   ------------
NET INTEREST INCOME                           7,160,000      7,083,000
Provision for loan losses                       564,000        600,000
NET INTEREST INCOME AFTER PROVISION       -------------   ------------
FOR LOAN LOSSES                               6,596,000      6,483,000
                                          -------------   ------------
NONINTEREST INCOME:
Investment and Trust Services Division income   454,000        575,000
Service charges on deposit accounts             946,000        916,000
Other service charges, exchanges and fees       787,000        731,000
Gains from sales of securities                  203,000        275,000
Other operating income                          116,000        141,000
                                          -------------   ------------
TOTAL NONINTEREST INCOME                      2,506,000      2,638,000
                                          -------------   ------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                2,964,000      2,917,000
Net occupancy expense of premises               412,000        381,000
Furniture and equipment expenses                549,000        531,000
Supplies and postage                            282,000        276,000
Ohio franchise tax                              181,000         61,000
Credit card and merchant expenses               292,000        302,000
Other operating expenses                      1,266,000      1,460,000
                                          -------------   ------------
TOTAL NONINTEREST EXPENSES                    5,946,000      5,928,000
                                          -------------   ------------
INCOME BEFORE INCOME TAXES                    3,156,000      3,193,000
INCOME TAXES                                    965,000      1,045,000
                                          -------------   ------------
NET INCOME                                  $ 2,191,000    $ 2,148,000
                                          =============   ============

PER SHARE DATA:

 BASIC EARNINGS PER SHARE                       $  .33         $  .32
                                                =======        =======
 DILUTED EARNINGS PER SHARE                     $  .33         $  .32
                                                =======        =======
 DIVIDENDS DECLARED PER SHARE                   $  .17         $  .16
                                                =======        =======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q               LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                  THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    MARCH 31,
OF CASH FLOWS (UNAUDITED)                  ----------------------------
                                               2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:      ----------------------------
 Interest received                          $ 9,827,000    $10,905,000
 Other income received                        2,161,000      1,983,000
 Interest paid                               (2,526,000)    (3,181,000)
 Cash paid for salaries and
  employee benefits                          (3,620,000)    (2,796,000)
 Net occupancy expense of premises paid        (333,000)      (305,000)
 Furniture and equipment expenses paid         (235,000)      (215,000)
 Cash paid for supplies and postage            (282,000)      (276,000)
 Cash paid for other operating expenses      (2,402,000)    (1,911,000)
 Federal income taxes paid                          -0-       (250,000)
                                           -------------  -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   2,590,000      3,954,000
                                           -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                            5,325,000      4,300,000
 Proceeds from sales and maturities of
  Securities available for sale              30,190,000     27,332,000
 Proceeds from sales of loans                 5,295,000      7,104,000
 Purchases of securities held to maturity           -0-       (337,000)
 Purchases of securities available
  for sale                                  (38,352,000)   (26,287,000)
 Increase in loans available for sale         1,269,000      3,471,000
 Net (increase) in loans made to customers (9,215,000) (22,827,000) Purchases of bank premises and equipment
  and intangible assets                        (228,000)      (117,000)
 Proceeds from sales of bank premises and
  Equipment                                       9,000         24,000
 Purchases of BOLI                                  -0-            -0-
 Proceeds from liquidation of other
  foreclosed assets                              22,000         33,000
 Purchases of other foreclosed assets               -0-        (51,000)
                                           -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES        (5,685,000)    (7,355,000)
                                           -------------  -------------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase(decrease) in demand and
  other noninterest-bearing deposits          6,175,000    (10,506,000)
 Net increase (decrease) in savings and
  passbook deposits                          (4,076,000)    11,370,000
 Net increase in certificates of deposit     10,629,000      3,191,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                     (10,027,000)   (27,407,000)
 Proceeds from Federal Home Loan
  Bank advances                              75,500,000     22,330,000
 Payment on Federal Home Loan
  Bank advances                             (72,000,000)    (2,300,000)
 Cash paid in lieu of fractional shares
  related to three-for-two stock split          (13,000)           -0-
 Proceeds from exercise of stock options         19,000            -0-
 (Purchase) Redemption of Treasury Stock          6,000            -0-
 Dividends paid                              (1,188,000)    (1,165,000)
                                           -------------  -------------
NET CASH (USED) BY FINANCING ACTIVITIES      (5,025,000)    (4,487,000)
NET INCREASE(DECREASE) IN CASH AND         -------------  -------------
 CASH EQUIVALENTS                             1,930,000     (7,888,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                     26,832,000     31,505,000
                                           -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER $28,762,000    $23,617,000
                                           =============  =============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                   $2,191,000     $2,148,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Gain on sale of investments & loans         (265,000)       307,000
   Depreciation and amortization                393,000        392,000
   Amortization of intangible assets             29,000         28,000
   Amortization of premiums on investment
    securities                                  280,000         41,000
   Amortization of deferred loan fees
    and costs, net                              (80,000)       (58,000)
   Provision for loan losses                    564,000        600,000
   Increase in CSV - BOLI                      (185,000)           -0-
   (Increase)Decrease in accrued interest
    receivable                                  (61,000)       617,000
   (Increase) in other assets                   (26,000)       (58,000)
   (Decrease) in accrued interest payable           -0-        (75,000)
   Increase (Decrease) in accrued taxes,
    expenses and other liabilities             (239,000)       352,000
   Others, net                                  (11,000)      (340,000)
                                          -------------- --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $2,590,000     $3,954,000
                                          ============== ==============
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q            LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank) and Charleston Insurance Agency, Inc. and a 49% interest in Charleston Title Insurance Agency, LLC., at March 31, 2003, compared to December 31, 2002 and the related unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 2003. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with those unaudited condensed consolidated financial statements and the Corporation's December 31, 2002 Annual Report.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations;
neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of March 31, 2003 and the unaudited condensed consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002 are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are normal and recurring in nature.

The condensed consolidated balance sheet at December 31, 2002 has been taken from the audited Financial Statements and condensed. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

All 2002 financial statements and related per-share amounts herein have been restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 147 "Acquisitions of Certain Financial Institutions" and SFAS No. 142 "Goodwill and Other Intangible Assets" as related to intangibles. Per-share amounts have also been adjusted to reflect a two-percent stock dividend on July 2, 2002, and a three-for two stock split on March 14, 2003.

COMMON STOCK

On February 25, 2003, the Board of Directors of LNB Bancorp, Inc. declared a three-for-two split of common stock. Shareholders received one additional common share for every two shares owned on the stock-split record date of March 10, 2003. Shareholders participating in the Bancorp's dividend reinvestment plan, LNBB Direct (the Plan), were issued fractional shares. Shareholders not participating in the Plan were issued cash in lieu of fractional shares. For additional information see Form 8-K filed on February 25, 2003.

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

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to 2003 presentation.

2.  EARNINGS PER SHARE

Earnings per share is calculated as follows:

                                  For the Quarter ended March 31, 2003
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                   $2,191,000

    Basic EPS
    Income available to
     common shareholders         $2,191,000        6,602,127      $ .33
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-           14,839
                                 ----------        ---------
    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $2,191,000        6,616,966      $ .33
                                 ==========        =========      =====

                                  For the Quarter ended March 31, 2002
                                   Income         Shares      Per-Share
                                  (Numerator)    (Denominator)  Amount

    Net Income                   $2,148,000

    Basic EPS
    Income available to
     common shareholders         $2,148,000        6,473,337      $ .32
                                                                  =====
    Effect of Dilutive Securities
    Incentive Stock Options             -0-            2,193
                                 ----------        ---------

    Diluted EPS
    Income available to common
     shareholders + assumed
     conversions                 $2,148,000        6,475,530      $ .32
                                 ==========        =========      =====
3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the quarters ended March 31, 2003 and 2002 are as follows:

                                  For the quarters ended March 31,
                                      2003                2002
                                  --------------------------------
    Net income                     $2,191,000          $2,148,000
    Other comprehensive income:
     Change in unrealized gain
     (loss) on securities available
     for sale, net of tax (benefit)
     of $(169,000) and $(415,000)    (328,000)           (807,000)
                                  ------------        ------------
    Comprehensive Income           $1,863,000          $1,341,000
                                  ============        ============

                                  For the quarters ended March 31,
                                      2003                2002
                                  --------------------------------
Disclosure of Reclassification Amount

Unrealized holding gains
  arising during the period,
  net of tax                       $ (462,000)         $ (988,000)

Less reclassification adjustment
  for gains included in the net
  income, net of tax of $69,000
  and $94,000                         134,000             181,000
                                  ------------        ------------
Change in unrealized (loss)
  on securities available for sale,
  net of tax                       $ (328,000)         $ (807,000)
                                  ============        ============

4. CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for reserve for loan losses, classification and evaluation of securities and a deferred tax asset valuation allowance. Refer to notes 1,5,7 and 12 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the 2002 Annual Report to Shareholders for the year ended December 31, 2002.

5.  STOCK OPTION PLANS

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method for accounting, if a company so elects. In accordance with the transitional guidance of SFAS No. 148, the fair value method of accounting for stock options should be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the notes to the consolidated financial statements.

The Corporation did not issue any stock options during the first quarter of 2003 or 2002. All stock options issued were 100% vested at March 31, 2003 and 2002, and therefore had compensation cost for the Corporation's stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would not have been impacted.

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

FINANCIAL CONDITION

Total assets of the Corporation increased $6,649,000 during the first quarter of 2003, to $722,048,000.

The total securities portfolio increased $2,794,000 ending the first quarter of 2003 at $155,089,000. At March 31, 2003 gross unrealized gains (losses) in the investment portfolio were approximately $1,913,000 and $(109,000), respectively.

Loans increased $1,929,000 during the first quarter to $511,479,000 at March 31, 2003. This increase was a result of good loan demand in our market. Commercial loan growth was particularly strong, showing a first quarter increases of $11,026,000. Mortgage and consumer loans decreased by $6,934,000 and $2,163,000, respectively, during the first quarter of 2003. The consumer loan portfolio has decreased because of low automobile demand while mortgages decreased due to refinancing.

The reserve for loan losses ended the quarter at $6,703,000 supported by a provision for loan losses of $564,000, recoveries of $85,000 and loan charge-offs of $599,000. The reserve for loan losses as a percentage of ending loans was 1.31% at March 31, 2003 and December 31, 2002. Corporate management believes that the reserve for loan losses as a percentage of ending loans at March 31, 2003 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets decreased to 289.0% as of March 31, 2002 from 352.9% at December 31, 2002. Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends.

The level of nonperforming assets increased by $434,000 during the first quarter of 2003. This increase is the result of an increase in nonaccrual loans of $456,000 and a decrease in other foreclosed assets owned in the amount of $22,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $499,000 which have been paid off or brought current, loans charged-off in the amount of $258,000 and liquidations of nonaccrual loans of $-0- and increases in nonaccrual principal balances of $1,213,000 which includes four large commercial credit customers of $950,000 and 17 small consumer loan credits.

The level of nonperforming assets remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

      Amounts in thousands       03/31/03  12/31/02  09/30/02  06/30/02
                                 --------  --------  --------  --------
      Nonperforming Assets:
        Nonaccrual                 $2,319    $1,863    $2,222    $1,650
        Restructured                    0         0         0         0
        Other Foreclosed Assets         0        22        56       167
                                   ------    ------    ------    ------
      Total Nonperforming Assets   $2,319    $1,885    $2,278    $1,817
                                   ======    ======    ======    ======
      Reserve for loan losses
        to nonperforming assets    289.0%    352.9%    287.8%    337.9%
                                   ======    ======    ======    ======
      Accruing loans past due
        90 days                    $   62    $   45    $   48    $  327
                                   ======    ======    ======    ======

Potential problem loans are those loans identified on Management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At March 31, 2003, potential problem loans totaled $15,084,000, a decrease of $465,000 from the December 31, 2002 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At March 31, 2003 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $147,466,000 and $140,685,000 at March 31, 2003 and December 31,
2002, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from home equity loan sale programs during 2002 plus an increase in loan demand during the first quarter of 2003. Mortgage and commercial construction loan demand is expected to increase in the second quarter of 2003 as seasonal weather conditions improve and the construction season begins. Consumer loan demand is expected to increase in the second quarter for home improvement and automobile loans as weather conditions improve.

Total deposits increased $12,728,000 during the first quarter to $578,855,000. Noninterest-bearing deposits increased to $87,054,000, at March 31, 2003 for an increase of $6,175,000, while interest-bearing deposits increased to $491,801,000 for an increase of $6,553,000. Federal funds purchased and securities sold under agreements to repurchase decreased $10,027,000 during the first quarter of 2003, mainly as a result of customers short-term liquidity position. Since customer repurchase agreements balances are volatile on a daily basis, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

LIQUIDITY

Liquidity measures a corporation's ability to generate cash or otherwise obtain funds at reasonable prices to fund commitments to borrowers as well as the demand of depositors and debt holders. Principal internal sources of liquidity for the Corporation and the Bank are cash and cash equivalents, Federal funds sold, and the maturity structures of securities and portfolio loans. Securities and loans available for sale provide another source of liquidity through the cash flows of these interest bearing assets as they mature or are sold.

The Corporation continues to maintain a relatively liquid position in order to take advantage of interest rate fluctuations. As of March 31, 2003 short-term security investments with maturities of one year or less totaled $6,679,000 which represented 4.3% of total securities. Adding cash and due from banks of $25,572,000 and Federal Funds sold and other short-term investments of $3,235,000, total liquid assets represented 4.9% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $24,000,000, $40,000,000 and $35,704,000, respectively, with credit available in the amounts of $24,000,000, $28,000,000 and $35,704,000, respectively.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $67,372,000, at March 31, 2003. The increase resulted primarily from $2,191,000 of net income generated from the first quarter of operations less a dividend payable to shareholders of $1,123,000. The increase in mid-to-long term interest rates experienced in the first quarter of 2003 has caused a decrease in the overall market value of available for sale securities which resulted in a decrease of shareholders' equity by $328,000 for the quarter ended March 31, 2003. As of March 31, 2003, the LNB Bancorp, Inc. held 149,777 shares of common stock as treasury stock at a cost of $2,894,000.

The Corporation continues to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of
5.00 percent or greater. The Corporation's Risk-based capital and Leverage ratios have exceeded the ratios for a well-capitalized financial institution for all periods presented. The Corporation's capital and leverage ratios as of March 31, 2003 and 2002 follow together with those ratios required for the Corporation to be considered well capitalized.
                                                           MARCH 31,
                                                    ---------------------
                                                      2003          2002
                                                    -------       -------
                Tier I capital ratio                 11.73%        12.60%
                Required Tier I capital ratio         4.00%         4.00%
                Total capital ratio                  12.98%        13.87%
                Required total capital ratio          8.00%         8.00%
                Leverage ratio                        8.87%         9.48%
                Required leverage ratio               3.00%         3.00%

On an ongoing basis, the Corporation analyzes acquisition opportunities in markets which are adjacent to or within the Corporation's current geographical market. Corporate management believes that it's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Interest and fees on loans decreased $170,000 when compared to the first quarter of 2002. This was the result of the impact of increases in the loan portfolio plus decreases in rates. Interest and dividends on securities was $1,472,000 for the first quarter of 2003 for a decrease of $326,000 over the same period in 2002. The first quarter decrease in interest and dividends on securities results from the net of increases in the securities portfolio of $2,794,000 which was more than offset by decreases in the average yield of the securities portfolio. Interest and dividends on securities represented

15.2% of total interest income at March 31, 2003 compared to 17.6% at March 31, 2002. Interest on Federal funds sold and other interest-bearing instruments was $12,000 at March 31, 2003 compared to $19,000 at March 31, 2002. The decrease resulted from lower average balances invested in this form of financial instrument.

Total interest expense decreased by $580,000 when compared to the first quarter of 2002. The interest expense decrease was fueled by a decrease in interest expense from certificates of deposit in the amount of $111,000, Checkinvest of $66,000, Money Market of $84,000, Market Access of $154,000, savings deposit account interest of $116,000 and securities sold under repurchase agreements and federal funds purchased of $83,000 offset in part by increases in interest on Federal Home Loan Bank advances of $26,000. The decreases in interest expense resulted from decreases in rates paid for overnight and short-term deposit products.

The Corporation decreased its loan loss provision by $36,000 to $564,000 for the first quarter of 2003. The decreased loan loss provision results from the change and mix of the loan portfolio.

Total noninterest income decreased by $132,000 when compared to the first quarter of 2002. This decrease resulted from the net of decreases in Investment and Trust Services Division Income of $121,000, increases in service charges of $30,000, increases in other service charges, exchanges and fees of $56,000, decreases in gains on sales of securities of $72,000 and other operating income of $25,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the quarter ended March 31, 2003 was $5,946,000, compared with $5,928,000 for the first quarter of 2002. This increase was due primarily to increases in salary expenses, net occupancy, furniture and equipment expenses and Ohio Franchise Tax offset by decreases in outside services, marketing expense, and credit card and merchant expenses.

The effective tax rate was 30.6% and 32.7% during the first quarter of 2003 and 2002, respectively. The effective tax rate decreased due to increases in holdings of tax-exempt securities. Net income was $2,191,000 and $2,148,000 for the quarters ended March 31, 2003 and 2002, respectively. Net income per basic and diluted share was $.33 and $.32 for the quarters ended March 31, 2003 and 2002, respectively.

On March 15, 2003, LNB Bancorp, Inc.'s wholly -owned subsidiary, North Coast Community Development Corporation was selected by the United States Department of the Treasury to receive $9 million in tax credit allocations under the New Markets Tax Credit program. This tax credit did not impact the first quarter provision for federal income taxes, but its anticipated impact for the remainder of 2003 is to lessen the provision for federal taxes to an undetermined degree.

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

Statement of Financial Accounting Standards No. 149

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementations Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. The Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.

FASB Interpretation No. 46 (FIN No. 46) "Consolidation of Variable Interest Entities"

In January 2003, the FASB Issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this Interpretation became effective upon issuance. As of December 31, 2002, the Corporation had no variable interest entities. The Corporation has determined that the Interpretation will have no impact on financial position, results of operations, or liquidity, as it applies to other areas within the Corporation.

PART I - OTHER INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates, foreign exchange rates and equity prices. The Corporation's principal market risk exposure is interest rate risk, with no material impact on earnings from changes in foreign exchange rates or equity prices. There have been no material changes in the asset and liability mix of the Corporation since December 31, 2002, which would impact the Corporation's level of market risk.

Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Corporation monitors the interest rate sensitivity of its on - and - off balance sheet positions by examining its near-term sensitivity and its longer term gap position. Corporate management has determined no significant changes in the Corporation's interest rate risk profile since December 31, 2002.

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

     None

ITEM 5  - Other Information

       (a)  None

ITEM 6  - Exhibits and Reports on Form 8-K

       (b)  Reports on Form 8-K

            February 26, 2003 - LNB Bancorp, Inc. issued a press release announcing a three-for-two stock split with a record date of March 10, 2003 and a payable date of March 14, 2003.

            March 17, 2003 - LNB Bancorp, Inc. issued a press release announcing that its wholly-owned subsidiary, North Coast Community Development Corporation, was selected by the United States Department of the Treasury to receive $9 million in tax credit allocations under the New Markets Tax Credit program.

            April 15, 2003 - LNB Bancorp, Inc. published and released its 1st Quarter 2003 Report to Shareholders and issued a press release announcing 1st Quarter 2003 Earnings dated April 15, 2003.

            Also, see the Exhibit Index which is found on the next page of this Form.

                                 SIGNATURE
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               LNB BANCORP, INC.
                                                  (registrant)

                                          By:/s/ Gregory D. Friedman
      Date: May 15, 2003                     --------------------------
                                              Gregory D. Friedman, CPA
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Corporate Secretary
                                              (Principal Financial Officer)


                                               LNB BANCORP, INC.
                                                  (registrant)

                                          By:/s/ Mitchell J. Fallis
      Date: May 15, 2003                     --------------------------
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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 15, 2003
    ______________________

By  /s/Gary C. Smith
    ______________________
    Gary C. Smith, President and Chief Executive Officer

    I, Gregory D. Friedman, CPA, Executive Vice President, Chief Financial Officer and Corporate Secretary of LNB Bancorp, Inc., certify that:

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 15, 2003
    ____________________________

By  /s/Gregory D. Friedman
    ____________________________
    Gregory D. Friedman, CPA, Executive Vice President, Chief Financial Officer and Corporate Secretary

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

          3.2        NA    LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4.         NA    Instruments Defining the Rights of Security
                           Holders. (See Exhibits 3.1 and 3.2)

          99.1       24    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          99.2       26    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.