Form 10-K/A
period 2002-12-31
LNB BANCORP INC
filed 2003-06-30
CIK 737210

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                              (Amendment 2)


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

The number of shares of Registrant's Common Stock outstanding on May 31, 2003 was 6,603,355.

   The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002 for the purpose of furnishing financial statements for The Lorain National Bank Employee Stock Ownership Plan and The Lorain National Bank 401 (k) Plan

PART IV

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (3)  Exhibits:

          (23.1) Consent of KPMG LLP

          (23.2) Consent of KPMG LLP

          (99.1) Annual report on Form 11-K of The Lorain National Bank
                 Employee Stock Ownership Plan for the plan year ended December 31, 2002.

          (99.2) Annual report on Form 11-K of The Lorain National Bank
                 401(k) Plan for the plan year ended December 31, 2002.

          (99.3) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (99.4) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LNB Bancorp, Inc.
                                       (Registrant)

Date: June 30, 2003                  By: /s/ Gregory D. Friedman
      -------------                      -----------------------
                                         Gregory D. Friedman, CPA
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Corporate Secretary

                                       LNB Bancorp, Inc.
                                       (Registrant)

                                     By: /s/ Mitchell J. Fallis
                                         -----------------------
                                         Mitchell J. Fallis, CPA
                                         Vice President and
                                         Chief Accounting Officer

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

Date June 30, 2003
    ______________________

By  /s/Gary C. Smith
    ______________________
    Gary C. Smith
    President and
    Chief Executive Officer

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date June 30, 2003
    ____________________________

By  /s/Gregory D. Friedman
    ____________________________
    Gregory D. Friedman, CPA
    Executive Vice President,
    Chief Financial Officer and
    Corporate Secretary

                               LNB Bancorp, Inc.
                                  Form 10K/A

                                 Exhibit Index
                    Pursuant to Item 601 (a) of Regulation S-K

S-K Reference                       Exhibit
   Number
   (23.1)        Consent of KPMG LLP

   (23.2)        Consent of KPMG LLP

   (99.1) Annual report on Form 11-K of The Lorain National Bank Employee Stock Ownership Plan for the plan year ended December 31, 2002.

   (99.2) Annual report on Form 11-K of The Lorain National Bank 401(k) Plan for the plan year ended December 31, 2002.

   (99.3) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   (99.4) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.