Form 10-Q
period 2003-06-30
LNB BANCORP INC
filed 2003-08-14
CIK 737210

                          Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2003

                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to

              Commission file number 0-13203

                     LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

                             Ohio
          (State or other jurisdiction of incorporation)

       000-13203                             34-1406303
  (Commission File Number)  (I.R.S. Employer Identification No.)

    457 Broadway, Lorain, Ohio               44052 - 1769
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

Outstanding at August 14, 2003: 6,606,020 shares
Class of Common Stock:  $1.00 par value

                              LNB Bancorp, Inc.
                        Quarterly Report on Form 10-Q
                         Quarter Ended June 30, 2003

Part I - Financial Information

   Item 1 - Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                             Page Number
      Condensed Consolidated Balance Sheets                       4

      Condensed Consolidated Statements of Income                 6

      Condensed Consolidated Statements of Cash Flows            10

      Notes to the Condensed Consolidated Financial Statements   13

   Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         21

   Item 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                  30

   Item 4 - Controls and Procedures                              30

Part II - Other Information

   Item 1 - Legal Proceedings                                    31

   Item 2 - Changes in Securities                                31

   Item 3 - Defaults Upon Senior Securities                      31

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                     31

   Item 5 - Other Information                                    32

   Item 6 - Exhibits and Reports on Form 8-K                     32

   Signatures                                                    33

   Exhibit Index                                                 34

   Certifications                                                35

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                               JUNE 30,      DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS            2003           2002
                                            -------------   -------------
                                             (Unaudited)     (See Note 1)
ASSETS:
Cash and due from banks                      $ 27,377,000    $ 23,602,000
Federal funds sold and short-term
 investments                                    3,081,000       3,224,000
Securities:
 Available for sale, at fair value            157,925,000     137,909,000
 Held to maturity, at cost (fair value
  $4,253,000 and $10,903,000, respectively)     4,061,000      10,654,000
 Federal Home Loan Bank and Federal Reserve
  Bank and other equity stock, at cost          3,807,000       3,738,000
                                            --------------  -------------
Total Securities                              165,793,000     152,301,000
                                            -------------   -------------
Loans:
 Portfolio loans                              515,385,000     500,551,000
 Loans available for sale                      11,838,000       8,999,000
                                            -------------   -------------
Total Loans                                   527,223,000     509,550,000
Reserve for loan losses                        (7,105,000)     (6,653,000)
                                            -------------   -------------
Net loans                                     520,118,000     502,897,000
                                            -------------   -------------
Bank owned life insurance                      12,307,000      11,930,000
Bank premises and equipment, net               10,449,000      10,748,000
Intangible assets                               3,301,000       3,358,000
Accrued interest receivable                     2,927,000       3,045,000
Other assets                                    7,143,000       4,272,000
Foreclosed assets                                 589,000          22,000
                                            -------------   -------------
TOTAL ASSETS                                 $753,085,000    $715,399,000
                                            =============   =============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                  $ 99,146,000    $ 80,879,000
 Savings, Market Access and passbook
   accounts                                   279,402,000     280,616,000
 Certificates of deposit                      213,082,000     204,632,000
                                            -------------   -------------
Total deposits                                591,630,000     566,127,000
                                            -------------   -------------
Securities sold under repurchase
 agreements and other short-term
 borrowings                                    17,080,000      26,866,000
Federal Home Loan Bank advances                69,425,000      48,925,000
Accrued interest payable                          978,000         983,000
Accrued taxes, expenses, and
 other liabilities                              5,381,000       5,885,000
                                            -------------   -------------
TOTAL LIABILITIES                             684,494,000     648,786,000
                                            -------------   -------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000 Shares issued 6,755,653 and
   4,501,232, respectively and Shares
   outstanding 6,606,020 and 4,401,232
   respectively                                 6,755,000       4,501,000
Additional capital                             26,116,000      28,319,000
Retained earnings                              37,933,000      35,639,000
Accumulated other comprehensive income            679,000       1,054,000
Treasury stock at cost, 149,633 and
   100,000 shares, respectively                (2,892,000)     (2,900,000)
                                            -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                     68,591,000      66,613,000
                                            -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $753,085,000    $715,399,000
                                            =============   =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q              LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2003          2002
INTEREST INCOME                                  ------------------------
Interest and fees on loans                       $16,510,000  $17,027,000
Interest and dividends on securities:
 U.S. Treasury securities                                -0-        7,000
 U.S. Government agencies and corporations         2,318,000    3,060,000
 States and political subdivision                    312,000      275,000
 Other debt and equity securities                    151,000      242,000
Interest on Federal funds sold and other
 interest-bearing instruments                         21,000       52,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                             19,312,000   20,663,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Deposits:
  Time certificates of $100,000 and over             760,000      629,000
  Other deposits                                   3,174,000    4,547,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings          115,000      244,000
Interest on Federal Home Loan Bank advances          829,000      861,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             4,878,000    6,281,000
                                                 -----------  -----------
NET INTEREST INCOME                               14,434,000   14,382,000
Provision for loan losses                          1,134,000    1,125,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                   13,300,000   13,257,000
                                                 -----------  -----------
NONINTEREST INCOME:
Investment and Trust Services Division income        854,000    1,043,000
Service charges on deposit accounts                2,055,000    1,910,000
Other service charges, exchanges and fees          1,541,000    1,595,000
Gains on sales of loans                              141,000       45,000
Gains on sales of securities                         450,000      540,000
Other operating income                               130,000      172,000
                                                 -----------  -----------
TOTAL NONINTEREST INCOME                           5,171,000    5,305,000
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                     5,671,000    5,762,000
Furniture and equipment expense                    1,160,000    1,088,000
Net occupancy expense of premises                    789,000      745,000
Card related expenses                                636,000      648,000
Supplies and postage                                 538,000      533,000
Outside services                                     824,000      668,000
Marketing and public relations                       405,000      552,000
Ohio franchise tax                                   362,000      228,000
Other operating expenses                           1,450,000    1,760,000
                                                ------------  -----------
TOTAL NONINTEREST EXPENSES                        11,835,000   11,984,000
                                                ------------  -----------
INCOME BEFORE INCOME TAXES                         6,636,000    6,578,000
INCOME TAXES                                       2,121,000    2,149,000
                                                ------------  -----------
NET INCOME                                       $ 4,515,000  $ 4,429,000
                                                ============  ===========


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $ .68        $ .67
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $ .68        $ .67
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $ .34        $ .33
                                                      ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                         JUNE 30,
OF INCOME (UNAUDITED)                            ------------------------
                                                     2003         2002
INTEREST INCOME                                  -----------------------
Interest and fees on loans                       $ 8,308,000  $ 8,655,000
Interest and dividends on securities:
 U.S. Treasury securities                                -0-        1,000
 U.S. Government agencies and corporations         1,080,000    1,525,000
 States and political subdivisions                   157,000      141,000
 Other debt and equity securities                     72,000      119,000
Interest on Federal funds sold and other
 interest-bearing instruments                          9,000       33,000
                                                 -----------  -----------
TOTAL INTEREST INCOME                              9,626,000   10,474,000
                                                 -----------  -----------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over              385,000      331,000
 Other deposits                                    1,498,000    2,271,000
Interest on securities sold under
 repurchase agreements and other
 short-term borrowings                                47,000       93,000
Interest on Federal Home Loan Bank advances          422,000      480,000
                                                 -----------  -----------
TOTAL INTEREST EXPENSE                             2,352,000    3,175,000
                                                 -----------  -----------
NET INTEREST INCOME                                7,274,000    7,299,000
Provision for loan losses                            570,000      525,000
NET INTEREST INCOME AFTER PROVISION              -----------  -----------
FOR LOAN LOSSES                                    6,704,000    6,774,000
                                                 -----------  -----------
NONINTEREST INCOME:
Investment and Trust Services Division income        400,000      468,000
Service charges on deposit accounts                1,109,000      994,000
Other services charges, exchanges and fees           754,000      864,000
Gains on sales of loan                                79,000       11,000
Gains on sales of securities                         247,000      265,000
Other operating income                                76,000       65,000
                                                 -----------  -----------
TOTAL NONINTEREST INCOME                           2,665,000    2,667,000
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                     2,707,000    2,845,000
Furniture and equipment expense                      611,000      557,000
Net occupancy expense of premises                    377,000      364,000
Card related expenses                                344,000      265,000
Supplies and postage                                 256,000      257,000
Outside services                                     606,000      415,000
Marketing and public relations                       165,000      265,000
Ohio franchise tax                                   181,000      167,000
Other operating expenses                             642,000      921,000
                                                ------------ ------------
TOTAL NONINTEREST EXPENSES                         5,889,000    6,056,000
                                                ------------ ------------
INCOME BEFORE INCOME TAXES                         3,480,000    3,385,000
INCOME TAXES                                       1,156,000    1,104,000
                                                ------------ ------------
NET INCOME                                       $ 2,324,000  $ 2,281,000
                                                ============ ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                             $  .35       $  .35
                                                      ======       ======
 DILUTED EARNINGS PER SHARE                           $  .35       $  .35
                                                      ======       ======
 DIVIDENDS DECLARED PER SHARE                         $  .17       $  .17
                                                      ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                     SIX MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                          JUNE 30,
OF CASH FLOWS (UNAUDITED)                        -------------------------
                                                      2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------------------
 Interest received                               $19,758,000  $21,188,000
 Other income received                             4,596,000    4,622,000
 Interest paid                                    (4,883,000)  (6,298,000)
 Cash paid for salaries and
  employee benefits                               (6,472,000)  (5,524,000)
 Net occupancy expense of premises paid             (754,000)    (593,000)
 Furniture and equipment expenses paid              (531,000)    (454,000)
 Cash paid for supplies and postage                 (538,000)    (533,000)
 Cash paid for other operating expenses           (7,289,000)  (3,345,000)
 Federal income taxes paid                        (1,900,000)  (2,378,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                        1,987,000    6,685,000
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                                 6,587,000    5,800,000
 Proceeds from  sales and maturities of
  securities available for sale                   96,975,000   45,030,000
 Proceeds from sales of loans                     12,065,000    8,669,000
 Purchases of securities held to maturity                -0-     (600,000)
 Purchases of securities available
  for sale                                      (117,138,000) (58,571,000)
 Decrease in loans available for sale              1,135,000    3,591,000
 Net (increase) in loans made to customers       (30,920,000) (34,668,000)
 Purchases of bank premises and equipment
  and intangible assets                             (501,000)    (901,000)
 Proceeds from sales of bank premises,
  and equipment                                       51,000       26,000
 Purchases of BOLI                                       -0-          -0-
 Proceeds from liquidation of other
  foreclosed assets                                   22,000       42,000
 Purchases of other foreclosed assets               (589,000)     (86,000)
                                                 -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES            (32,313,000) (31,668,000)
                                                 -----------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand and
  other noninterest-bearing deposits              18,267,000   (3,126,000)
 Net increase (decrease) in savings and
  passbook deposits                               (1,214,000)  17,485,000
 Net increase in certificates of deposit           8,450,000   20,885,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                           (9,786,000) (26,537,000)
 Proceeds from Federal Home Loan
  Bank advances                                  160,235,000   35,830,000
 Payment on Federal Home Loan Bank advances     (139,735,000) (17,300,000)
 Cash paid in lieu of fractional shares
  related to three-for-two stock split               (13,000)         -0-
 Proceeds from exercise of stock options              51,000        1,000
 (Purchase) Redemption of Treasury Stock               8,000          -0-
 Dividends paid                                   (2,311,000)  (2,244,000)
                                                 -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       33,952,000   24,994,000
                                                 -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  3,626,000       11,000

CASH AND CASH EQUIVALENTS AT BEGINNING            26,832,000   31,505,000
 OF YEAR                                         -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER      $30,458,000  $31,516,000
                                                 ===========  ===========

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                       $ 4,515,000  $ 4,342,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Gain on sale of investments & loans              (591,000)     585,000
   Depreciation and amortization                     788,000      786,000
   Amortization of intangible assets                  56,000      188,000
   Amortization of premium on investment
    securities                                       597,000      115,000
   Amortization of deferred loan fees
    and costs, net                                  (283,000)     (81,000)
   Provision for loan losses                       1,134,000    1,125,000
   Increase in CSV - BOLI                           (377,000)         -0-
   Decrease in accrued interest
     receivable                                      118,000      331,000
   (Increase) in other assets                     (2,851,000)    (288,000)
   (Decrease) in accrued interest payable             (5,000)     (17,000)
   Increase (decrease) in accrued taxes,
    expenses and other liabilities                  (439,000)    (274,000)
   Others, net                                      (675,000)    (127,000)
                                                 -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 1,987,000  $ 6,685,000
                                                 ===========  ===========
See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                  LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank), Charleston Insurance Agency, Inc., North Coast Community Development Corporation and a 49% interest in Charleston Title Insurance Agency, LLC., at June 30, 2003, compared to December 31, 2002 and the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2003 and the related unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2003 compared to the same periods in 2002. The term "the Corporation" refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with the Corporation's December 31, 2002 Annual Report to Shareholders.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of June 30, 2003, the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2003 are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are normal and recurring in nature.

The consolidated balance sheet at December 31, 2002 has been taken from the audited financial statements and condensed. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

2.  EARNINGS PER SHARE DATA

Earnings per share for the six and three months ended June 30, 2003 and 2002 are calculated as follows:

                                For the 6 Months ended June 30, 2003
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,515,000

Basic EPS
Income available to
 common shareholders            $4,515,000        6,602,924      $ .68
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-           18,008
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,515,000        6,620,932      $ .68
                                ==========        =========      =====

                                For the 6 Months ended June 30, 2002
                                 Income         Shares      Per-Share
                                (Numerator)    (Denominator)  Amount
                                --------------------------------------
Net Income                      $4,429,000

Basic EPS
Income available to
 common shareholders            $4,429,000        6,601,548      $ .67
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            4,082
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $4,429,000        6,605,630      $ .67
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2003
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,324,000
Basic EPS
Income available to
 common shareholders            $2,324,000        6,603,920      $ .35
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-           20,343
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,324,000        6,624,263      $ .35
                                ==========        =========      =====

                                For the 3 Months ended June 30, 2002
                                 Income         Shares      Per-Share
                                (Numerator)     (Denominator)  Amount
                                --------------------------------------
Net Income                      $2,281,000
Basic EPS
Income available to
 common shareholders            $2,281,000        6,601,548      $ .35
                                                                 =====
Effect of Dilutive Securities
Incentive Stock Options                -0-            5,210
                                ----------        ---------
Diluted EPS
Income available to common
 shareholders + assumed
 conversions                    $2,281,000        6,606,758      $ .35
                                ==========        =========      =====

Earnings per share as reported and pro forma information for the six and three months ended June 30, 2003 and 2002 are as follows:

                                            Six Months Ended
                                               June 30,
                                      2003                  2002
                                 --------------        --------------
As reported net income available
   to common shareholders          $4,515,000            $4,429,000
Less: stock-based compensation
   expense determined under fair
   fair value method, net of tax          -0-               (17,000)
                                 --------------        --------------
Pro forma net income               $4,515,000            $4,412,000
                                 ==============        ==============
As reported earnings per share           $.68                  $.67
Pro forma earnings per share             $.68                  $.67
As reported per diluted earnings share   $.68                  $.67
Pro forma earnings per diluted share     $.68                  $.67

                                           Three Months Ended
                                                June 30,
                                      2003                     2002
                                 --------------           --------------
As reported net income available
   to common shareholders          $2,324,000               $2,281,000
Less: stock-based compensation
   expense determined under fair
   fair value method, net of tax          -0-                      -0-
                                 --------------           --------------
Pro forma net income               $2,324,000               $2,281,000
                                 ==============           ==============
As reported earnings per share           $.35                     $.35
Pro forma earnings per share             $.35                     $.35
As reported per diluted earnings share   $.35                     $.35
Pro forma earnings per diluted share     $.35                     $.35

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the six months ended
June 30, 2003 and 2002 are as follows:

                               For the six months ended June 30,
                                    2003                2002
                               ---------------------------------
Net income                      $4,515,000          $4,429,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(193,000) and $(63,000)         (375,000)           (125,000)
                                -----------         -----------
Comprehensive Income            $4,140,000          $4,304,000

Disclosure of Reclassification Amount

Unrealized holding gains (losses)
 arising during the period
  net of tax (credit)           $  (78,000)         $  230,000

Less reclassification adjustment
  for gains included in net income
  net of tax of $153,000 and
  $184,000                         297,000             355,000
                                -----------         -----------
Change in unrealized gain on
  securities available for sale,
  net of (credit)               $ (375,000)         $ (125,000)
                                ===========         ===========

The Corporation's comprehensive income for the three months ended June 30, 2003 and 2002 are as follows:

                               For the three months ended June 30,
                                    2003                2002
                               -----------------------------------
Net income                      $2,324,000          $2,281,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of
 $(28,000) and $351,000            (55,000)            682,000
                                -----------         ------------
Comprehensive Income            $2,269,000          $2,963,000

Disclosure of Reclassification Amount

Unrealized holding gains arising
  during the period
  net of tax                    $  108,000          $  856,000

Less reclassification adjustment
  for gains included in net income
  net of tax of $84,000 and
  $90,000                          163,000             174,000
                                -----------         -----------
Change in unrealized gain on
  securities available for sale,
  net of tax (credit)           $  (55,000)         $  682,000
                                ===========         ===========

4. CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for reserve for loan losses, classification and evaluation of securities and a deferred tax asset valuation allowance. Refer to notes 1, 5, 7 and 12 of Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders for the year ended December 31, 2002 for additional information incorporated by reference.

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

FINANCIAL CONDITION

Total assets of the Corporation increased $37,686,000 during the first half of 2003, to $753,085,000. This growth was funded by increases in demand deposits, savings deposits, certificates of deposit, Federal Home Loan
Bank advances and Shareholders' equity.

Total earning assets increased 4.6% to $696,097,000 at June 30, 2003 from $665,075,000 at December 31, 2002. The ratio of earning assets to total assets decreased from 92.97% at December 31, 2002 to 92.43% at June 30, 2003. The loan to deposit ratio has decreased from 90.01% at 2002 year-end to 89.11% at June 30, 2003. Federal funds sold and other interest bearing investments decreased by $143,000 during the first six months of 2003.

Total securities increased $13,429,000 ending the first half at $165,793,000. Gross unrealized gains and (losses) in the securities portfolio were approximately $1,694,000 and $(324,000), respectively, at June 30, 2003. The increase in the fair value of the securities portfolio is due to market interest rate fluctuations.

Net loans increased $17,221,000 during the first half to $520,118,000 at June 30, 2003. This increase was a result of good loan demand in our market. Commercial and consumer loan growth was particularly strong, showing first half increases of $27,607,000 and $4,400,000, respectively. Mortgage loans decreased by $13,591,000, during the first half of 2003.
The consumer loan portfolio has increased because of increases in indirect automobile credits and home equity lines of credit while mortgages decreased primarily due to loan payoffs and fixed rate refinancings which were sold on the secondary market.

The reserve for loan losses ended the quarter at $7,105,000 supported by a provision for loan losses of $1,134,000, recoveries of $165,000 and loan charge-offs of $847,000. The reserve for loan losses as a percentage of ending loans was 1.31% and 1.35% at December 31, 2002 and June 30, 2003, respectively. Corporate management believes that the reserve for loan losses at June 30, 2003 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets decreased to 222.1% as of June 30, 2003 compared to 352.9% at December 31, 2002. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at June 30, 2003.

Nonperforming assets at June 30, 2003 totaled $3,198,000, up from $2,319,000 at March 31, 2003. The second quarter increase in nonperforming assets of $879,000 resulted from loans being brought current in the amount of $796,000, loans charged-off in the amount of $35,000, liquidations of nonaccrual loans of $414,000, increases in nonaccrual loans of $1,531,000 and increases in foreclosed assets of $589,000.

The level of nonperforming assets increased by $1,313,000 during the first half of 2003. This increase is the result of an increase in nonaccrual loans of $290,000 as well as by an increase in other foreclosed assets owned in the amount of $589,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $1,295,000 which have been paid off or brought current, loans charged-off in the amount of $293,000, liquidations of nonaccrual loans of $414,000 and increases in nonaccrual principal balances of $2,744,000 which includes 14 commercial loan credits of $1,422,000 and 34 small consumer loan credits. The increase in foreclosed assets resulted from the acquisition of four commercial properties in the amount of $589,000. Corporate management is monitoring the increasing trends in nonperforming and nonaccrual loans and is taking proactive action with the related borrowers in order to manage the potential impact of these trends with respect to the Bank's reserve and provision for loan losses.

The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands       06/30/03  03/31/03  12/31/02  09/30/02
                           --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                $2,609    $2,319    $1,863    $2,222
  Restructured                   0         0         0         0
  Other Foreclosed Assets      589         0        22        56
                            ------    ------    ------    ------
Total Nonperforming Assets  $3,198    $2,319    $1,885    $2,278
                            ======    ======    ======    ======
Reserve for loan losses
  to total nonperforming
  assets                    222.1%    289.0%    352.9%    287.8%
                            ======    ======    ======    ======
Accruing loans past due
  90 days                   $   14    $   62    $   45    $   48
                            ======    ======    ======    ======

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At June 30, 2003, potential problem loans totaled $15,859,000, an increase of $310,000 from the December 31, 2002 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At June 30, 2003 there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $149,299,000 and $140,685,000 at June 30, 2003 and December 31,
2002, respectively. The increase in outstanding loan commitments results in part from an increase in the unused portion of home equity lines of credits from a home equity loan sale program during the past twelve months. Commercial loan demand increased in the second quarter of 2003 as seasonal weather conditions improved and the construction season began. Consumer loan demand increased in the second quarter as demand for home improvement and automobile loans increased.

Total deposits increased $25,503,000 during the first half to $591,630,000. Noninterest-bearing deposits increased to $99,146,000, at June 30, 2003 for an increase of $18,267,000, while interest-bearing deposits increased to $492,484,000 for an increase of $7,236,000. Federal funds purchased and securities sold under agreements to repurchase decreased $9,786,000 during the first half mainly due to increases in Federal Home Loan Bank advances of $20,500,000. Since customer repurchase agreements balances are volatile on a daily basis, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments.

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

The Corporation continues to maintain a liquid position in order to take advantage of interest rate fluctuations. As of June 30, 2003, short-term securities with maturities of one year or less totaled $4,377,000, which represented 2.6% of total securities. Adding cash and due from banks of $27,377,000, and Federal Funds sold and other interest bearing instruments of $3,081,000, total liquid assets represented 4.6% of total assets. The Bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank of Cleveland in the amounts of $24,000,000, $40,000,000 and $34,000,000, respectively, with credit available in the amounts of $24,000,000, $11,000,000 and $34,000,000, respectively. Additional sources of liquidity at June 30, 2003 could be provided by available unused Federal Home Loan Bank long-term advances of $39,000,000 collateralized by qualified mortgages.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity increased to $68,591,000, at June 30, 2003. The increase resulted primarily from $4,515,000 of net income generated from the first half of operations less a cash dividend declared to shareholders of $2,246,000. The change in interest rates experienced in the first half of 2003 has caused a decrease in the overall fair value of available for sale securities which resulted in a decrease in accumulated other comprehensive income of $375,000 for the six months ended June 30, 2003. As of June 30, 2003, LNB Bancorp, Inc. held 149,663 shares of common stock as treasury stock at a cost of $2,892,000.

The Corporation and the Bank continue to monitor growth to stay within the Constraints established by the regulatory authorities. Under Federal banking regulations, an institution is deemed to be well-capitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a leverage ratio of 5.00 percent or greater. The Corporation's and the Bank's risk-based capital and leverage ratios along with the ratios required to be adequately capitalized have exceeded the ratios for well-capitalized financial institutions for all periods presented above. The Corporation's capital and leverage ratios as of June 30, 2002 and 2001 follow together with those ratios required for the Corporation to be considered adequately capitalized.
                                                            June 30,
                                                     ---------------------
                                                      2003           2002
                                                     ------         ------
      Tier I capital ratio                           11.38%         12.57%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            12.63%         13.77%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.96%          9.58%
      Required leverage ratio                         3.00%          3.00%

The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisition in markets near or within the Corporation's current geographic market. As a result, acquisition discussions and, in some cases, take place and future acquisitions could occur. Corporate management believes that its current capital resources and the sources of additional capital that are available are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Earnings for the six months ended June 30, 2003 were higher than a year ago because of the impact of higher net interest income that was offset, to a degree, by a slightly higher loan loss provision and lower noninterest income and noninterest expenses.

Increases in net interest income were fueled by increases in commercial and consumer loan growth coupled with decreases in rates paid on interest bearing liabilities. The softening of the economy and its related impact on credit plus increased commercial loan delinquencies resulted in the recording of slightly higher levels of loan loss provision in the first half of 2003, compared with the same period in 2002. The decreases in noninterest income resulted primarily from lower Investment and Trust Services income and gains on sales of investments offset by increases in fees and service charges and increases in gains on sales of loans. Decreases in noninterest expenses resulted from lower salaries and employee benefits, marketing expenses and other noninterest expenses offset by increases in outside services.

The net interest margin for the six months ended June 30, 2003 decreased
27 basis points to 4.31% compared to 4.58% for the same period one year ago. The net interest margin for the second quarter of 2003 was 4.29% compared to 4.53% for the second quarter of 2002.

Interest and fees on loans for the first half of 2003 decreased $517,000 when compared to the first half of 2002. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the first half of 2003 by $24,290,000 to $514,028,000 as compared to the first half of 2002 offset by decreases in interest rates. Interest and dividends on securities was $2,781,000 for the first half of 2003 for a decrease of $803,000 over the same period in 2002. Decreased investment income resulted from the impact of increases in the average investment portfolio balance for the first half of 2003 of $18,717,000 to $156,763,000 as compared to the first half of 2002, offset by decreases in interest rates for 2003 compared with 2002. Interest and dividends on securities represented 14.4% of total interest income at June 30, 2003 compared to 17.3% at June 30, 2002. Interest on Federal funds sold and short-term investments was $21,000 and $52,000 at June 30, 2003 and 2002,respectively.

Total interest expense decreased by $1,403,000 when compared to the first half of 2002. The interest expense decrease resulted from decreases in deposit account interest of $1,242,000 and a decrease in interest expense on repurchase agreements and other short-term borrowings of $129,000 and decreases in interest expense on Federal Home Loan Bank advances of $32,000. Also, total interest expense for the first half of 2003 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the first half of 2002.

Total noninterest income decreased by $134,000 when compared to the first half of 2002. This decrease resulted from lower Investment and Trust Services income of $189,000 and gains on sales of securities of $90,000 combined with decreases in income from service charges of $91,000 and decreases in other operating income of $42,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the six months ended June 30, 2003 was
$11,835,000, 1.2% lower than the first six months of 2002.   This decrease
was due primarily to lower salaries and employee benefits and marketing expenses offset in part by higher occupancy expense, outside services, furniture and equipment expenses and Ohio Franchise Tax.

The effective tax rate decreased slightly from 32.6% during the first half of 2002 to 31.9% during the first half of 2003. The decrease in the effective tax rate is due primarily to the increases in tax exempt interest income to total interest income.

Net income was $4,515,000 and $4,429,000 for the six months ended June 30, 2003 and 2002, respectively. Net income per basic and diluted share was $.68 and $.67 for the six months ended June 30, 2003 and 2002 respectively, after giving effect for the three-for-two stock split on March 14, 2003 and the two percent stock dividend paid on July 1, 2002. The annualized return on average assets for the 2003 first half was 1.26 percent compared with 2002's
1.23 percent. The annualized return on average shareholders' equity for the first half was 13.45 percent compared with 13.15 percent last year.

SECOND QUARTER INFORMATION

Interest and fees on loans for the second quarter of 2003 decreased $347,000 when compared to the second quarter of 2002. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the second quarter of 2003 as compared to the second quarter of 2002 offset by decreases in interest rates. Interest and dividends on securities was $1,309,000 for the second quarter of 2003 for a decrease of $477,000 over the same period in 2002. Decreased investment income resulted from the impact of increases in the average securities portfolio balance for the second quarter of 2003 as compared to the second quarter of 2002, offset by decreases in interest rates for 2003 compared with 2002. Interest on Federal funds sold and short-term investments was $9,000 and $33,000 for the second quarter of 2003 and 2002, respectively.

Total interest expense for the second quarter of 2003 decreased by $823,000 when compared to the second quarter of 2002. The interest expense decrease resulted from lower deposit account interest of $719,000, interest expense from repurchase agreements and other short-term borrowings of $46,000 and lower interest expense from Federal Home Loan Bank advances of $58,000. Also, total interest expense for the second quarter of 2003 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts and repurchase agreements when compared to the second quarter of 2002.

Total noninterest income decreased by $2,000 when compared to the second quarter of 2002. This decrease resulted from increases in service charges of $115,000, gains on sales of loans of $68,000 and other operating income of $11,000 offset by decreases in income from Investment and Trust Services income of $68,000, gains on sales of securities of $18,000 and decreases in other service charges, and exchanges and fees totaling $110,000.

Noninterest expense for the three months ended June 30, 2003 was $5,889,000, 3.8% lower than the second quarter of 2002. This decrease was due primarily to lower salaries and employee benefits, marketing expenses and other operating expenses.

On March 15, 2003, LNB Bancorp, Inc.'s wholly-owned subsidiary, North Coast Community Development Corporation was selected by the United States Department of the Treasury to receive $9 million in tax credit allocations under the New Markets Tax Credit program. This tax credit did not impact the first or second quarters provisions for federal income taxes, but its anticipated impact, for the remainder of 2003, is to lessen the provision for federal taxes to an undetermined degree.

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

Statement of Financial Accounting Standards No. 149: "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

This Statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementations Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. The Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities,"
No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities."
The provisions of SFAS No. 149 became effective for the Corporation for contracts entered into or modified after June 30, 2003. The Corporation will adopt SFAS No. 149 during the third quarter of 2003 and its adoption is not expected to have a material impact on our financial position, results of operations, or liquidity.

FASB Interpretation No. 46 (FIN No. 46):"Consolidation of Variable Interest Entities"

In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this Interpretation became effective upon issuance. As of December 31, 2002, the Corporation had no variable interest entities. The Corporation has determined that the Interpretation will have no impact on financial position, results of operations, or liquidity, as it applies to other areas within the Corporation.

Statement of Financial Accounting Standards No. 150 (SFAS No. 150):
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 provides guidance on how an issuer classifies and measures in its statement of financial position the following financial instruments with characteristics of both liabilities and equity: mandatory redeemable shares, put options, and forward purchase contracts and obligations that can be settled with shares. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has reviewed the provisions of SFAS No. 150 believes its adoption will not have any impact on our financial position, results of operations, or liquidity.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Office and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     None

ITEM 2 - Changes in Securities

     None

ITEM 3 - Defaults Upon Senior Securities

     None

ITEM 4 - Submission of Matters to a Vote of Security Holders

     (a) LNB Bancorp Inc.'s 2003 Annual Meeting of Shareholders was held on April 15, 2003 .

     (b) Proxies were solicited by LNB Bancorp Inc.'s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

     (c)  Other matters voted upon

          (1)Election of directors to serve as Class II Directors until April 18, 2006 Annual Meeting of Shareholders as follows:
                                         FOR         WITHHELD
             Robert M. Campana       3,666,927.94   35,749.10
             Lee C. Howley           3,684,658.96   17,990.33
             James F. Kidd           3,632,780.96   69,868.33
             Jeffrey F. Riddell      3,684,365.96   18,284.33

          The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 3, 2003, the record date of the Annual Meeting was 4,401,232.

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

          3.2              LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)

          31.(a)           Certification - Gary C. Smith

          31.(b)           Certification - Gregory D. Friedman

          32.(a) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.(b) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

            April 15, 2003 - LNB Bancorp, Inc. published and released its 1st Quarter 2003 Report to Shareholders and issued a press release announcing 1st Quarter 2003 Earnings dated April 15, 2003.

            May 20, 2003 - LNB Bancorp, Inc. issued a press release announcing a second-quarter cash dividend of $0.17 with a record date of June 16, 2003 and a payable date of July 1, 2003.

            Also, see the Exhibit Index which is found on the next page of this Form.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LNB BANCORP, INC.
                                          (registrant)

Date: August 14, 2003                   /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

                                        LNB BANCORP, INC.
                                          (registrant)

Date: August 14, 2003                   /s/ Mitchell J. Fallis
                                        _________________________
                                         Mitchell J. Fallis, CPA
                                         Vice President and
                                         Chief Accounting Officer

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

          3.2        NA    LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4.         NA    Instruments Defining the Rights of Security
                           Holders. (See Exhibits 3.1 and 3.2)

          31.(a)     35    Certification - Gary C. Smith

          31.(b)     37    Certification - Gregory D. Friedman

          32.(a)     39    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.(b)     40    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
















      35                       Exhibit 31.(a)
                                 Certifications

    I, Gary C. Smith, President and Chief Executive Officer of LNB Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of LNB Bancorp, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) (THIS PARAGRAPH INTENTIONALLY LEFT BLANK.)

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date August 14, 2003
    ______________________

By  /s/Gary C. Smith
    ______________________
    Gary C. Smith, President and Chief Executive Officer
































      37                    Exhibit 31.(b)
    I, Gregory D. Friedman, CPA, Executive Vice President, Chief Financial Officer and Corporate Secretary of LNB Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of LNB Bancorp, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)  (THIS PARAGRAPH INTENTINNALY LEFT BLANK)

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date August 14, 2003
    ____________________________

By  /s/Gregory D. Friedman
    ____________________________
    Gregory D. Friedman, CPA, Executive Vice President, Chief Financial Officer and Corporate Secretary

                            LNB Bancorp, Inc.

                         Exhibit to Form 10 - Q

             (For the six months ended June 30, 2003)

                        Exhibit Number (32.(a))

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ENACTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LNB Bancorp, Inc. (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Smith, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Gary C. Smith


Gary C. Smith
President and
Chief Executive Officer
August 14, 2003

                            LNB Bancorp, Inc.

                         Exhibit to Form 10 - Q

              (For the six months ended June 30, 2003)

                        Exhibit Number (32.(b))

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                          AS ENACTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of LNB Bancorp, Inc. (the "Corporation") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory D. Friedman, Executive Vice President, Chief Financial Officer and Corporate Secretary of the Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Gregory D. Friedman


Gregory D. Friedman, CPA
Executive Vice President,
Chief Financial Officer and
Corporate Secretary
August 14, 2003