Form 10-Q
period 2003-09-30
LNB BANCORP INC
filed 2003-11-14
CIK 737210

                                 Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2003

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

Outstanding at November 13, 2003: 6,607,562 shares
Class of Common Stock: $1.00 par value















































      3                       LNB Bancorp, Inc.
                         Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2003

Part I - Financial Information

   Item 1 - Financial Statements

     Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                            Page Number(s)
     Condensed Consolidated Balance Sheets                       4

     Condensed Consolidated Statements of Income                 6

     Condensed Consolidated Statements of Cash Flows            10

     Notes to the Condensed Consolidated Financial Statements   13

   Item 2 - Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                          21

   Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                   31

   Item 4 - Controls and Procedures                             31

Part II - Other Information

   Item 1 - Legal Proceedings                                   32

   Item 2 - Changes in Securities                               32

   Item 3 - Defaults upon Senior Securities                     32

   Item 4 - Submission of matters to a Vote of
            Security Holders                                    32

   Item 5 - Other Information                                   32

   Item 6 - Exhibits and reports on Form 8-K                    32

   Signatures                                                   33

   Exhibit Index                                                34

FORM 10-Q                    LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                            SEPTEMBER 30,  DECEMBER 31,
CONDENSED CONSOLIDATED BALANCE SHEETS           2003           2002
                                           -------------  -------------
                                              (Unaudited)
ASSETS:
Cash and due from banks                    $ 28,860,000   $ 23,608,000
Federal funds sold and short-term
 investments                                  3,081,000      3,224,000
Securities:
 Available for sale, at fair value          151,697,000    137,909,000
 Held to maturity, at cost (fair value
  $3,129,000 and $10,903,000, respectively)   2,981,000     10,648,000
 Federal Home Loan Bank and Federal Reserve
  Bank and other equity stock, at cost        3,843,000      3,738,000
                                           -------------  -------------
Total Securities                            158,521,000    152,295,000
                                           -------------  -------------
Loans:
 Portfolio loans                            533,687,000    500,551,000
 Loans available for sale                     6,497,000      8,999,000
                                           -------------  -------------
Total loans                                 540,184,000    509,550,000
Reserve for loan losses                      (7,642,000)    (6,653,000)
                                           -------------  -------------
Net loans                                   532,542,000    502,897,000
                                           -------------  -------------
Bank owned life insurance                    12,480,000     11,930,000
Bank premises and equipment, net             10,587,000     10,748,000
Intangible assets                             3,273,000      3,358,000
Accrued interest receivable                   2,943,000      3,045,000
Other assets                                  4,340,000      4,272,000
Foreclosed assets                               589,000         22,000
                                           -------------  -------------
TOTAL ASSETS                               $757,216,000   $715,399,000
                                           =============  =============

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 Demand and other noninterest-bearing
   deposits                                $ 87,115,000   $ 80,879,000
 Savings, Market Access and passbook
   accounts                                 277,411,000    280,616,000
 Certificates of deposit                    206,638,000    204,632,000
                                           -------------  -------------
Total deposits                              571,164,000    566,127,000
                                           -------------  -------------
Securities sold under repurchase agreements
 and other short-term borrowings             26,187,000     26,866,000
Federal Home Loan Bank advances              86,425,000     48,925,000
Accrued interest payable                        943,000        983,000
Accrued taxes, expenses and
 other liabilities                            3,921,000      5,885,000
                                           -------------  -------------
TOTAL LIABILITIES                           688,640,000    648,786,000
                                           -------------  -------------

SHAREHOLDER'S EQUITY:
  Preferred stock, no par value: Shares
   authorized 1,000,000, and shares
   outstanding, none
  Common stock $1.00 par: Shares authorized
   15,000,000, Shares issued 6,755,953 and
   4,501,032, respectively and Shares
   outstanding 6,606,616 and 4,401,032
   respectively                               6,756,000      4,501,000
Additional capital                           26,120,000     28,319,000
Retained earnings                            39,128,000     35,639,000
Accumulated other comprehensive income (loss)  (541,000)     1,054,000
Treasury stock at cost, 149,337 and
   100,000 shares, respectively              (2,887,000)    (2,900,000)
                                           -------------  -------------
TOTAL SHAREHOLDERS' EQUITY                   68,576,000     66,613,000
                                           -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $757,216,000   $715,399,000
                                           =============  =============


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                    LNB BANCORP, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                    NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                      SEPTEMBER 30,
 OF INCOME (UNAUDITED)                         -------------------------
                                                   2003         2002
INTEREST INCOME:                               ------------ ------------
Interest and fees on loans                      $24,774,000  $25,672,000
Interest and dividends on securities:
 U.S. Treasury securities                               -0-        7,000
 U.S. Government agencies and corporations        3,217,000    4,557,000
 States and political subdivisions                  465,000      427,000
 Other debt and equity securities                   224,000      340,000
Interest on Federal funds sold and other
 interest-bearing instruments                        32,000       75,000
                                               ------------ ------------
TOTAL INTEREST INCOME                            28,712,000   31,078,000
                                               ------------ ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           1,109,000    1,011,000
 Other deposits                                   4,514,000    6,666,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings         157,000      364,000
Interest on Federal Home Loan Bank advances       1,284,000    1,312,000
                                               ------------ ------------
TOTAL INTEREST EXPENSE                            7,064,000    9,353,000
                                               ------------ ------------
NET INTEREST INCOME                              21,648,000   21,725,000
Provision for loan losses                         2,125,000    1,725,000
                                               ------------ ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                  19,523,000   20,000,000
                                               ------------ ------------
NONINTEREST INCOME:
Investment and Trust Services Division income     1,305,000    1,485,000
Service charges on deposit accounts               3,208,000    3,016,000
Other service charges, exchanges and fees         2,296,000    2,468,000
Gain on sale of VISA credit card portfolio          820,000          -0-
Gain on sales of loans                              195,000       56,000
Gain on sales of securities                         449,000      600,000
Other operating income                              241,000      248,000
                                               ------------ ------------
TOTAL NONINTEREST INCOME                          8,514,000    7,873,000
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTERST EXPENSES:
Salaries and employee benefits                    8,886,000    8,470,000
Furniture and equipment expenses                  1,807,000    1,628,000
Net occupancy expense of premises                 1,160,000    1,113,000
Card related expenses                               980,000      992,000
Supplies and postage                                783,000      769,000
Outside services                                  1,073,000      917,000
Marketing and public relations                      584,000      828,000
Ohio franchise tax                                  542,000      385,000
Other operating expenses                          2,246,000    2,761,000
                                               ------------ ------------
TOTAL NONINTEREST EXPENSES                       18,061,000   17,863,000
                                               ------------ ------------
INCOME BEFORE INCOME TAXES                        9,976,000   10,010,000
INCOME TAXES                                      3,106,000    3,205,000
                                               ------------ ------------
NET INCOME                                      $ 6,870,000  $ 6,805,000
                                               ============ ============

PER SHARE DATA:
 BASIC EARNINGS PER SHARE                           $ 1.04       $ 1.03
                                                    ======       ======
 DILUTED EARNINGS PER SHARE                         $ 1.04       $ 1.03
                                                    ======       ======
 DIVIDENDS DECLARED PER SHARE                       $  .51       $  .50
                                                    ======       ======


See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                 THREE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                   SEPTEMBER 30,
OF INCOME (UNAUDITED)                         --------------------------
                                                 2003           2002
INTEREST INCOME                               ------------  ------------
Interest and fees on loans                    $ 8,264,000   $ 8,645,000
Interest and dividends on securities:
 U.S. Treasury securities                             -0-           -0-
 U.S. Government agencies and corporations        899,000     1,497,000
 States and political subdivisions                153,000       152,000
 Other debt and equity securities                  73,000        98,000
Interest on Federal funds sold and other
 interest-bearing instruments                      11,000        23,000
                                              ------------  ------------
TOTAL INTEREST INCOME                           9,400,000    10,415,000
                                              ------------  ------------
INTEREST EXPENSE:
Interest on Deposits:
 Time certificates of $100,000 and over           349,000       382,000
 Other deposits                                 1,340,000     2,119,000
Interest on securities sold under repurchase
 agreements and other short-term borrowings        42,000       120,000
Interest on Federal Home Loan Bank advances       455,000       451,000
                                              ------------  ------------
TOTAL INTEREST EXPENSE                          2,186,000     3,072,000
                                              ------------  ------------
NET INTEREST INCOME                             7,214,000     7,343,000
Provision for loan losses                         991,000       600,000
NET INTEREST INCOME AFTER PROVISION           ------------  ------------
FOR LOAN LOSSES                                 6,223,000     6,743,000
                                              ------------  ------------
NONINTEREST INCOME:
Investment and Trust Services Division income     451,000       442,000
Service charges on deposit accounts             1,153,000     1,106,000
Other service charges, exchanges and fees         755,000       873,000
Gain on sale of VISA credit card portfolio        820,000           -0-
Gain on sales of loans                             54,000        11,000
Gain (loss) on sale of securities                  (1,000)       60,000
Other operating income                            111,000        76,000
                                              ------------  ------------
TOTAL NONINTEREST INCOME                        3,343,000     2,568,000

STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE

NONINTEREST EXPENSES:
Salaries and employee benefits                  3,215,000     2,708,000
Furniture and equipment expenses                  647,000       540,000
Net occupancy expense of premises                 371,000       368,000
Card related expenses                             344,000       344,000
Supplies and postage                              245,000       236,000
Outside services                                  249,000       249,000
Marketing and public relations                    179,000       276,000
Ohio franchise tax                                180,000       157,000
Other operating expenses                          796,000     1,001,000
                                              ------------  ------------
TOTAL NONINTEREST EXPENSES                      6,226,000     5,879,000
                                              ------------  ------------
INCOME BEFORE INCOME TAXES                      3,340,000     3,432,000
INCOME TAXES                                      985,000     1,056,000
                                              ------------  ------------
NET INCOME                                    $ 2,355,000   $ 2,376,000
                                              ============  ============


PER SHARE DATA:
 BASIC EARNINGS PER SHARE                          $  .36       $  .36
                                                   ======       ======
 DILUTED EARNINGS PER SHARE                        $  .36       $  .36
                                                   ======       ======
 DIVIDENDS DECLARED PER SHARE                      $  .17       $  .17
                                                   ======       ======

See notes to unaudited condensed consolidated financial statements.

FORM 10-Q                   LNB BANCORP, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                                   NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS                    SEPTEMBER 30,
OF CASH FLOWS (UNAUDITED)                     -------------------------
                                                  2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:         ------------ ------------
 Interest received                            $29,451,000  $31,848,000
 Other income received                          7,289,000    7,146,000
 Interest paid                                 (7,104,000)  (9,428,000)
 Cash paid for salaries and
  employee benefits                            (9,998,000)  (8,145,000)
 Originations of loans available for sale (23,767,000) (12,702,000) Proceeds from sales of loans
  available for sale                           23,767,000    9,714,000
 Gain on sale of loans available for sale        (195,000)     (56,000)
 Net occupancy expense of premises paid          (923,000)    (885,000)
 Furniture and equipment expenses paid           (887,000)    (691,000)
 Cash paid for supplies and postage              (783,000)    (769,000)
 Cash paid for other operating expenses        (7,358,000)  (5,476,000)
 Federal income taxes paid                     (3,270,000)  (3,382,000)
                                              ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES       6,222,000    7,174,000
                                              ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities
  held to maturity                              7,660,000    5,859,000
 Proceeds from sales and maturities of
  securities available for sale               123,929,000   66,611,000
 Purchase of securities held to maturity              -0-     (640,000)
 Purchase of securities available
  for sale                                   (138,465,000) (88,828,000)
 Net (increase) in loans made to customers    (31,193,000) (21,728,000)
 Purchases of bank premises and equipment      (1,021,000)  (1,402,000)
 Proceeds from sales of bank premises and
  equipment                                        64,000       47,000
 Purchases of BOLI                                    -0-  (10,413,000)
 Proceeds from liquidation of other
  foreclosed assets                                22,000      152,000
 Purchases of other foreclosed assets            (589,000)     (86,000)
                                              ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES         (39,593,000) (50,428,000)
                                              ------------  -----------
STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease)in demand and other
  noninterest-bearing deposits                  6,236,000     (314,000)
 Net increase (decrease)in savings and
  passbook deposits                            (3,205,000)  20,331,000
 Net increase in certificates of deposit        2,006,000   29,314,000
 Net (decrease) in securities sold
  under repurchase agreements and other
  short-term borrowings                          (679,000) (22,591,000)
 Proceeds from Federal Home Loan
  Bank advances                               262,095,000   35,830,000
 Payment on Federal Home Loan Bank advances (224,595,000) (19,800,000) Cash paid in lieu of fractional shares
  related to three-for-two stock split            (13,000)         -0-
 Proceeds from exercise of stock options           56,000       33,000
 (Purchase) redemption of Treasury Stock           13,000          -0-
 Dividends paid                                (3,434,000)  (3,344,000)
NET CASH PROVIDED BY FINANCING               ------------  -----------
 ACTIVITIES                                    38,480,000   39,459,000
                                             ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               5,109,000   (3,795,000)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       26,832,000   31,505,000
                                              ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $31,941,000  $27,710,000
                                              ============ ============


STATEMENT CONTINUED ON NEXT PAGE

STATEMENT CONTINUED FROM PREVIOUS PAGE
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
NET INCOME                                     $6,870,000    $6,805,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of investments & loans           (449,000)      568,000
   Gain on sale of VISA portfolio                (820,000)          -0-
   Depreciation and amortization                1,157,000     1,165,000
   Amortization of intangible assets               85,000        94,000
   Amortization of premium on investment
    securities                                    997,000       267,000
   Amortization of deferred loan fees
    and costs, net                               (382,000)     (191,000)
   Originations of loans available for sale   (23,767,000)  (12,702,000)
   Proceeds from sales of loans
    available for sale                         23,767,000     9,714,000
   Gain on sale of loans held for sale           (195,000)      (56,000)
   Provision for loan losses                    2,125,000     1,725,000
   Increase in CSV - BOLI                        (550,000)     (278,000)
   Decrease in accrued interest receivable        102,000       470,000
   (Increase) in other assets                     (68,000)     (111,000)
   (Decrease) in accrued interest payable         (40,000)      (75,000)
   Increase in accrued taxes,
    expenses and other liabilities             (1,899,000)      (98,000)
   Other, net                                    (711,000)     (123,000)
                                              ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 6,222,000   $ 7,174,000
                                              ============  ============
See notes to unaudited condensed consolidated financial statements.

Form 10-Q                 LNB Bancorp, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTRODUCTION

The following areas of discussion pertain to the unaudited condensed consolidated balance sheets of LNB Bancorp, Inc. (The Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (The Bank), and Charleston Insurance Agency, Inc., North Coast Community Development Corporation and a 49% interest in Charleston Title Agency, LLC., at September 30, 2003, compared to December 31, 2002 and the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 and the related unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2003 compared to the same periods in 2002. The term "the Corporation" refers to LNB Bancorp, Inc. and its subsidiaries. It is the intent of this discussion to provide the reader with a more thorough understanding of the unaudited condensed consolidated financial statements and should be read in conjunction with the Corporation's December 31, 2002 Annual Report to Shareholders.

LNB Bancorp, Inc. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is LNB Bancorp, Inc. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

BASIS OF PRESENTATION

The unaudited condensed consolidated balance sheet as of September 30, 2003, the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The above mentioned statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are normal and recurring in nature.

The consolidated balance sheet at December 31, 2002 has been taken from the audited financial statements and condensed. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2. EARNINGS PER SHARE

Earnings per share is calculated as follows:

                               For the 9 Months ended September 30, 2003
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,870,000

 Basic EPS
 Income available to
  common shareholders          $6,870,000        6,604,024      $1.04

 Effect of Dilutive Securities
 Incentive Stock Options              -0-           15,332        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,870,000        6,619,356      $1.04
                               ==========        =========      =====

                               For the 9 Months ended September 30, 2002
                                 Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $6,805,000

 Basic EPS
 Income available to
  common shareholders          $6,805,000        6,601,548      $1.03

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            5,028        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $6,805,000        6,606,576      $1.03
                               ==========        =========      =====

                             For the 3 Months ended September 30, 2003
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,355,000

 Basic EPS
 Income available to
  common shareholders          $2,355,000        6,606,234      $ .36

 Effect of Dilutive Securities
 Incentive Stock Options              -0-           16,068        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,355,000        6,622,302      $ .36
                               ==========        =========      =====


                              For the 3 Months ended September 30, 2002
                                Income         Shares        Per-Share
                                (Numerator)    (Denominator)    Amount

 Net Income                    $2,376,000

 Basic EPS
 Income available to
  common shareholders          $2,376,000        6,601,548      $ .36

 Effect of Dilutive Securities
 Incentive Stock Options              -0-            7,983        -0-
                               ----------        ---------      -----
 Diluted EPS
 Income available to common
  shareholders + assumed
  conversions                  $2,376,000        6,609,531      $ .36
                               ==========        =========      =====

Earnings per share as reported and pro forma information for the nine and three months ended September 30, 2003 and 2002 are as follows:

                                           Nine Months Ended
                                             September 30,
                                      2003                  2002
                                 --------------        --------------
As reported net income available
   to common shareholders          $6,870,000            $6,805,000
Less: stock-based compensation
   expense determined under fair
   fair value method, net of tax          -0-               (17,000)
                                 --------------        --------------
Pro forma net income               $6,870,000            $6,791,000
                                 ==============        ==============
As reported earnings per share          $1.04                 $1.03
Pro forma earnings per share            $1.04                 $1.03
As reported earnings per diluted share  $1.04                 $1.03
Pro forma earnings per diluted share    $1.04                 $1.03

                                           Three Months Ended
                                             September 30,
                                      2003                     2002
                                 --------------           --------------
As reported net income available
   to common shareholders          $2,355,000               $2,376,000
Less: stock-based compensation
   expense determined under fair
   fair value method, net of tax          -0-                      -0-
                                 --------------           --------------
Pro forma net income               $2,355,000               $2,376,000
                                 ==============           ==============
As reported earnings per share           $.36                     $.36
Pro forma earnings per share             $.36                     $.36
As reported earnings per diluted share   $.36                     $.36
Pro forma earnings per diluted share     $.36                     $.36

3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the nine months ended
September 30, 2003 and 2002 are as follows:

                               For the nine months ended September 30,
                                    2003                2002
                               --------------------------------
Net income                     $ 6,870,000         $ 6,805,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of $(822,000)
 and $88,000                    (1,595,000)            170,000
                               ------------        ------------
Comprehensive Income           $ 5,275,000         $ 6,975,000
                               ============        ============
Disclosure of Reclassification Amount

Unrealized holding gains (loss)
 arising during the period,
  net of tax                   $(1,299,000)        $   566,000

Less reclassification adjustment
  for gains included in net income,
  net of tax of $153,000 and
  $204,000                         296,000             396,000
                               ------------        ------------
Change in unrealized gain (loss)
  on securities available for
  sale, net of tax             $(1,595,000)        $   170,000
                               ============        ============
The Corporation's comprehensive income for the three months ended September 30, 2003 and 2002 are as follows:

                               For the three months ended September 30
                                    2003                2002
                               ------------------------------------
Net income                     $ 2,355,000         $ 2,376,000
Other comprehensive income:
 Change in unrealized gain on
 securities available for sale,
 net of tax (credit) of $628,000
 and $150,000                   (1,220,000)            292,000
                               ------------        ------------
Comprehensive Income           $ 1,135,000         $ 2,668,000
                               ============        ============

Disclosure of Reclassification Amount

Unrealized holding gains (loss)
 arising during the period,
  net of tax                   $(1,221,000)       $    332,000

Less reclassification adjustment
  for gains included in net income,
  net of tax of $-0- and
  $20,000                           (1,000)             40,000
                               ------------       -------------
Change in unrealized gain (loss)
  on securities available for
  sale, net of tax             $(1,220,000)       $    292,000
                               ============       =============

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

FINANCIAL CONDITION

Total assets of the Corporation increased $41,817,000 during the first nine months of 2003, to $757,216,000. This growth was funded by increases in demand, savings, public fund certificates of deposit and Checkinvest deposit accounts and Federal Home Loan Bank advances.

Total earning assets increased 5.5% to $701,786,000 at September 30, 2003 from December 31, 2002. The ratio of earning assets to total assets decreased from 92.97% at December 31, 2002 to 92.68% at September 30, 2003. The loan to deposit ratio has increased from 90.01% at 2002 year-end to 94.58% at September 30, 2003.

Federal funds sold and short-term investments decreased by $143,000 during the first nine months of 2003. Total securities increased $6,220,000 ending the third quarter at $158,521,000. Gross unrealized gains and (losses) in the securities portfolio were approximately $856,000 and ($1,458,000), respectively at September 30, 2003. The decrease in the fair value of the securities portfolio is due to increases in intermediate and long-term interest rates during 2003.

Net loans grew by $29,645,000 during the first nine months to $532,542,000 at September 30, 2003 for a 5.9% growth rate. Commercial and consumer loan growth was particularly strong due to local market loan demands, showing nine month increases of $44,202,000 and $9,885,000, respectively. Mortgage loans decreased by $23,453,000 during the first nine months of 2003. The consumer loan portfolio has increased because of purchased consumer loans of $7,480,000 and increases in home equity lines of credit offset in part by the sale of the VISA credit card portfolio in the amount of $4,356,000.
Mortgages decreased due to refinancing and sales of mortgage loans on the secondary market.

The reserve for loan losses was $7,642,000 at September 30, 2003.
Activity for the nine months ended September 30, 2003 included provision for loan losses of $2,125,000, recoveries of $262,000 and loan charge-offs of $1,398,000. The Corporation recorded a higher level of loan loss provision during the first nine months of 2003 versus the comparable year-ago period, attributable to the impact on credit quality caused by the softening economy and changes in loan mix. The reserve for loan losses as a percentage of ending loans was 1.41% and 1.31% at September 30, 2003 and December 31, 2002, respectively. Corporate management believes that the reserve for loan losses as a percentage of loans at September 30, 2003 remains at an appropriate level. The ratio of the reserve for loan losses to nonperforming assets remained at an adequate level even though decreasing to 187.8% at September 30, 2003, from 352.9% at December 30, 2002. Also, Corporate management believes that the current level of the reserve for loan losses is adequate based upon quantitative analysis of identified risks and analysis of historical trends, and probable losses inherent in the loan portfolio at September 30, 2003.

Nonperforming assets at September 30, 2003 totaled $4,070,000, up from $3,198,000 at June 30, 2003. The third quarter increase in nonperforming assets of $872,000 resulted from loans being paid off or brought current in the amount of $1,028,000, loans charged-off in the amount of $400,000, liquidation of nonaccrual loans of $34,000 and increases in nonaccrual loans of $2,334,000. The increase in nonaccrual loans in the third quarter of 2003 was due primarily to seven commercial loan customers, sixteen consumer loan customers and one mortgage loan customer.

The level of nonperforming assets increased by $2,185,000 during the first nine months of 2003. This increase is the result of an increase in nonaccrual loans of $1,618,000 and increases in other foreclosed assets in the amount of $567,000. The increase in other foreclosed assets results from the acquisition of four commercial properties in the amount of $589,000 less liquidations of repossessed vehicles of $22,000. The increase in nonaccrual loans is due to decreases in nonaccrual principal balances of $2,323,000 which have been paid off or brought current, loans charged-off in the amount of $693,000, liquidation of nonaccrual loans of $448,000 and increases in nonaccrual principal balances of $5,082,000. The increase in nonaccrual loans in the first nine months of 2003 was due primarily to twenty-one commercial loan customers, one mortgage loan customer and fifty personal loan customers. Management does not believe that this increase in non-accrual loans is indicative of a failing local economy and that this change did not result from any change in underwriting standards.

The level of nonperforming assets at September 30, 2003 remains at relatively low levels and Corporate management believes nonperforming assets are well collateralized. The table below presents the level of nonperforming assets at the end of the last four calendar quarters.

Amounts in thousands             09/30/03  06/30/03  03/31/03  12/31/02
                                 --------  --------  --------  --------
Nonperforming Assets:
  Nonaccrual                      $3,481    $2,609    $2,319    $1,863
  Restructured                         0         0         0         0
  Other Foreclosed Assets            589       589         0        22
                                 --------  --------  --------  --------
Total Nonperforming Assets        $4,070    $3,198    $2,319    $1,885
                                 ========  ========  ========  ========
Reserve for loan losses
  to total nonperforming
  assets                           187.8%    222.1%    289.0%    352.9%
                                 ========  ========  ========  ========
Accruing loans past due 90 days   $    25   $    14   $    62   $    45
                                 ========  ========  ========  ========

Potential problem loans are those loans identified on management's watch list in which Management has some doubt as to the borrower's ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrower's financial condition. At September 30, 2003, potential problem loans totaled $18,746,000, an increase of $3,197,000 from the December 31, 2002 balance.

The Corporation's credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risk within the loan portfolio as conditions change. At September 30, 2003, there are no significant concentrations of credit in the loan portfolio.

The Corporation had outstanding loan and credit commitments to make loans totaling $113,592,000 and $140,685,000 at September 30, 2003 and December
31, 2002, respectively. The decrease in outstanding loan commitments results from a decrease in unused credit card lines resulting from the sale of the VISA credit card portfolio offset in part by an increase in the unused portion of home equity lines of credits from home equity loan promotions in the second and third quarters of 2003. Mortgage and commercial construction loan demand increased in the second and third quarters of 2003 as seasonal weather conditions improved and the construction season moved forward.

Consumer loan demand increased during 2003 as demand for home improvements and automobile loans increased.

Total deposits increased $5,037,000 during the first nine months to $571,164,000. Noninterest-bearing deposits increased to $87,115,000, at September 30, 2003 for an increase of $6,236,000, while interest-bearing deposits decreased to $484,049,000 for a decrease of $1,199,000. Federal funds purchased and securities sold under agreements to repurchase decreased $679,000 during the first nine months of 2003 due to decreases in federal funds purchased. Since customer repurchase agreements balances are volatile on a daily basis, most funds generated by repurchase activity enter the Corporation's earning assets as short-term investments. Federal Home Loan Bank advances grew by $37,500,000 as a result of the Corporation funding asset growth with short-term low interest advances.

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

The Corporation continues to maintain a liquid position in order to take advantage of interest rate fluctuations. As of September 30, 2003, short-term security investments with maturities of one year or less totaled $3,382,000 which represented 2.1% of total securities. Adding cash and due from banks of $28,860,000 and Federal Funds sold and other interest bearing instruments of $3,081,000, total liquid assets represented 4.7% of total assets. The Corporation's subsidiary bank has established short-term lines of credit at correspondent banks, the Federal Home Loan Bank, and the Federal Reserve Bank of Cleveland in the amounts of $23,000,000, $40,000,000 and $34,119,000, respectively, with credit available in the amounts of $16,000,000, $10,000,000 and $34,119,000, respectively. Additional sources of liquidity at September 30, 2003 could be provided by available unused Federal Home Loan Bank long-term advances of $12,200,000 collateralized by qualified mortgages.

CAPITAL RESOURCES

LNB Bancorp, Inc. continues to maintain a strong capital position. Total shareholders' equity reached an all time high of $68,576,000, at September 30, 2003, an increase of $1,963,000, or 2.9% from December 31, 2002. The increase resulted primarily from $6,870,000 of net income generated from the first nine months of operations less cash dividends payable to shareholders of $3,369,000. The change in interest rates experienced in the first three quarters of 2003 has caused a decrease in the fair value of available for sale securities which resulted in a decrease in shareholders' equity within accumulated other comprehensive income of $1,595,000 for the nine months ended September 30, 2003. As of September 30, 2003, LNB Bancorp, Inc.
held 149,337 shares of common stock as treasury stock at a cost of $2,887,000.

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

                                                 September 30,  December 31,
                                                      2003           2002
                                                     ------         ------
      Tier I capital ratio                           11.34%         12.57%
      Required Tier I capital ratio                   4.00%          4.00%
      Total capital ratio                            12.66%         13.77%
      Required total capital ratio                    8.00%          8.00%
      Leverage ratio                                  8.76%          9.58%
      Required leverage ratio                         3.00%          4.00%

The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions in markets near or within the Corporation's current geographic market. As a result, acquisition discussions and, in some cases negotiations, take place and future acquisitions could occur. Corporate management believes that the Corporation's current capital resources are sufficient to support any foreseeable acquisition activity.

RESULTS OF OPERATIONS

Earnings for the nine months ended September 30, 2003 were higher than a year ago because of higher noninterest income, offset in part by a slightly lower net interest income and higher loan loss provision and noninterest expenses.

Decreases in yields on investments and loans more than offset increases in the volume of earning assets - resulting in a slight decrease in 2003 interest income. The downward repricing of interest-bearing liabilities more than offset increases in volume and contributed to a decrease in interest expense. The increase in noninterest income results primarily from increases in fees and service charges on deposit accounts and increases in gains on sales of loans and gains on sale of the credit card portfolio offset in part by decreases in Investment and Trust Services Division income and decreases in gains on sales of securities.

Increases in noninterest expenses resulted from increases in salaries and employee benefits, furniture and equipment expense, and outside services offset in part by decreases in marketing expenses. The softening of the economy and its related impact on credit plus the increase in the loan growth resulted in the recording of higher levels of loan loss provision for the first nine months of 2003, compared with the same period in 2002.

The net interest margin for the nine months ended September 30, 2003 decreased 34 basis points to 4.26% compared to 4.60% for the same period one year ago. The net interest margin for the third quarter of 2003 was 4.10% compared to 4.54% for the third quarter of 2002.

Interest and fees on loans was $24,774,000 for the first nine months of 2003 for a decrease of $898,000 when compared to the first nine months of 2002. Decreased loan income resulted from the net of increases in the loan portfolio of $30,634,000 for the first nine months of 2003 were more than offset by decreases in interest rates during 2003. Interest and dividends on securities was $3,906,000 for the first nine months of 2003 for a decrease of $1,425,000 over the same period in 2002. Decreased security income resulted from increases in the volume of securities which were more than offset by decreases in yields on those securities. Interest and dividends on securities represented 13.6% of total interest income at September 30, 2003 compared to 17.2% at September 30, 2002. Interest on Federal funds sold and short-term investments was $31,000 at September 30, 2003 compared to $33,000 at September 30, 2002. The decrease resulted from decreases in the average balances invested in these forms of financial instruments plus decreases in interest rates.

The softening of the economy and its related impact on credit plus the increase in the loan growth resulted in the recording of higher levels of loan loss provision for the first nine months of 2003, compared with the same period in 2002.

Total interest expense decreased by $2,289,000 when compared to the first nine months of 2002. The interest expense decrease resulted from a decrease in interest expense on deposits of $2,054,000 and repurchase agreement interest of $207,000, offset by decreases in Federal Home Loan Bank advances of $28,000. Also, total interest expense for the first nine months of 2003 was impacted by a net decrease in interest bearing deposits of $1,199,000, and by decreases in interest rates paid on savings, Checkinvest, Market Access, certificate of deposit accounts, Federal Home Loan Bank advances and repurchase agreements when compared to the first nine months of 2002.

Total noninterest income increased by $641,000 when compared to the first nine months of 2002. This increase resulted primarily from increases in gains on the sale of the credit card portfolio of $820,000, increases in gains on sales of loans of $139,000 plus increases in service charges on deposit accounts of $192,000 offset by decreases in other service charges, exchanges and fees of $172,000, decreases in gains on sales of securities of $151,000 and Investment and Trust Services Division Income of $180,000. The increase in service charges on deposit accounts is due, in part, to management's reevaluating the assessment process of transaction account charges plus increases in the volume of accounts that do not assess service charges. Other operating income decreased by $7,000.

The Corporation continuously monitors noninterest expenses for greater profitability. The entire staff is geared to improving productivity at all levels. Noninterest expense for the nine months ended September 30, 2003 was $18,061,000, 1.11% above the first nine months of 2002. This increase was due primarily to increases in salaries and benefits, furniture and equipment expense and Ohio franchise tax offset in part by decreases in outside services and marketing expenses.

The effective tax rate declined to 31.1% from 32.0% during the first nine months of 2003 and 2002, respectively. The rate decrease is due primarily to increases in tax exempt income to total interest income.

Net income was $6,870,000 and $6,805,000 for the nine months ended September 30, 2003 and 2002, respectively. Net income per basic and diluted share was $1.04 and $1.03 for the nine months ended September 2003 and 2002, respectively, after giving effect for the three-for-two stock split on March 14, 2003 and the two percent stock dividend paid on July 1, 2002.

THIRD QUARTER INFORMATION

Interest and fees on loans for the third quarter of 2003 decreased $381,000 when compared to the third quarter of 2002. Decreased loan income resulted from the impact of increases in the average loan portfolio balance for the third quarter of 2003 as compared to the third quarter of 2002 which were more than offset by decreases in interest rates. Interest and dividends on securities was $1,125,000 for the third quarter of 2003 for a decrease of $622,000 over the same period in 2002. Decreased investment income resulted from the impact of increases in the average securities portfolio balance for the third quarter of 2003 as compared to the third quarter of 2002, which were more than offset by decreases in interest rates for 2003 compared with 2002. Interest on Federal funds sold and short-term investments was $11,000 and $23,000 for the third quarter of 2003 and 2002, respectively.

Total interest expense for the third quarter of 2003 decreased by $886,000 when compared to the third quarter of 2002. The interest expense decrease resulted from decreases in deposit account interest of $812,000 and a decrease in interest expense from repurchase agreements and other short-term borrowings of $78,000, offset by increases in interest expense from Federal Home Loan Bank advances of $4,000. Also, total interest expense for the third quarter of 2003 was impacted by decreases in interest rates paid on savings accounts, checkinvest, market access accounts, certificate of deposit accounts, Federal Home Loan Bank advances and repurchase agreements when compared to the third quarter of 2002.

The softening of the economy and its related impact on credit plus the increase in the loan growth resulted in the recording of higher levels of loan loss provision for the third quarter of 2003, compared with the same period in 2002.

Total noninterest income increased by $775,000 when compared to the third quarter of 2002. This increase resulted primarily from increases in service charges of $47,000, gains on the sale of the VISA credit card portfolio of $820,000, increases in gains on sales of loans of $43,000, increases in other operating income of $35,000 and increases in income from Investment and Trust Services Division income of $9,000 offset in part by decreases in other service charges, and exchanges and fees of $118,000 and decreases in gains on sales of securities of $61,000.

Noninterest expense for the three months ended September 30, 2003 was $6,226,000, 5.9% above the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, and furniture and equipment expenses offset in part by decreases in outside services and marketing expenses. Salaries and employee benefits increased during the third quarter of 2003 from increased 401(K) employer matched contributions plus a one time charge for severance pay for one employee.

On March 15, 2003, LNB Bancorp, Inc.'s wholly-owned subsidiary, North Coast Community Development Corporation was selected by the United States Department of the Treasury to receive $9 million in tax credit allocations under the New Markets Tax Credit program. LNB Bancorp, Inc. receives certain tax credits in proportion to loans made by North Coast Community Development Corporation. It is anticipated that North Coast Community Development Corporation will begin operations late in the fourth quarter of 2003. This tax credit will not significantly impact the provisions for federal income taxes during 2003.

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

Statement of Financial Accounting Standards No. 149: "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

This Statement amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementations Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. The Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities,"
No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities."
The provisions of SFAS No. 149 became effective for the Corporation for contracts entered into or modified after June 30, 2003. The Corporation adopted SFAS No. 149 during the third quarter of 2003 and its adoption did not have a material impact on our financial position, results of operations, or liquidity.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 provides guidance on how an issuer classifies and measures in its statement of financial position the following financial instruments with characteristics of both liabilities and equity: mandatory redeemable shares, put options, and forward purchase contracts and obligations that can be settled with shares. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The provisions of SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions which have been deferred. The Corporation adopted SFAS No. 150 and its adoption did not have any impact on our financial position, results of operations, or liquidity.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 30, 2003, pursuant to SEC rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

          3.2              LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the report on Form 8-K filed on January 4, 2001.)

          4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2, above)

          31.(a) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          31.(b) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.(a) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.(b) Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

            July 10, 2003 - LNB Bancorp, Inc. issued a press release announcing its addition to the Russell 2000 Index, dated July 10, 2003.

            July 22, 2003 - LNB Bancorp, Inc. published and released its 2nd Quarter 2003 Report to Shareholders and issued a press release reporting financial results for the first half of 2003, dated July 22, 2003.

            July 31, 2003 - LNB Bancorp, Inc. issued a press release announcing being named to the Plain Dealer 100, dated July 31, 2003.

            August 19, 2003 - LNB Bancorp, Inc. issued a press release announcing a third-quarter cash dividend of $0.17 with a record date of September 15, 2003 and a payable date of October 1, 2003.

            August 21, 2003 - LNB Bancorp, Inc. issued a press release announcing its ranking prominently in the U. S. Bankers survey, dated August 21, 2003.

            Also, see the Exhibit Index which is found on the next page of this Form.

                                Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        LNB BANCORP, INC.
                                          (registrant)
Date: November 14, 2003                 /s/ Gregory D. Friedman
                                       _________________________
                                        Gregory D. Friedman, CPA
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

Date: November 14, 2003                 /s/ Mitchell J. Fallis
                                       _________________________
                                        Mitchell J. Fallis, CPA
                                        Vice President and
                                        Chief Accounting Officer

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

          3.2        NA    LNB Bancorp, Inc. Amended Code of Regulations.
                           (Incorporated by reference to the current report on Form 8-K filed on January 4, 2001.)

          4.         NA    Instruments Defining the Rights of Security
                           Holders. (See Exhibits 3.1 and 3.2)

          31.(a)     34    Certification - Gary C. Smith

          31.(b)     36    Certification - Gregory D. Friedman

          32.(a)     38    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.(b)     39    Certification pursuant to 18 U.S.C. section 1350,
                           as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.