Form 10-K
period 2003-12-31
LNB BANCORP INC
filed 2004-03-15
CIK 737210

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 OR 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission file number 0-13203

LNB Bancorp, Inc.

(Exact name of the registrant as specified in its Charter)

Ohio (State of Incorporation) 457 Broadway, Lorain, Ohio (Address of principal executive offices)	34-1406303 (I.R.S. Employer Identification No.) 44052-1769 (Zip Code)

(440) 244 - 6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class Common Stock, Par Value $1.00 Per Share Preferred Share Purchase Rights	Name of Each Exchange on Which Registered NASDAQ - National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at June 30, 2003 was approximately $121,136,000.

The number of shares of Registrant’s Common Stock outstanding on February 29, 2004 was 6,617,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders of Registrant are incorporated by reference in Parts I, II, and IV of this report. Portions of the Definitive Proxy Statement of Registrant dated March 19, 2004 (the Proxy Statement) are incorporated by reference in Part III of this report.

LNB Bancorp, Inc.
Form 10-K Report

2003

PART 1

ITEM 1 - BUSINESS

a) GENERAL DEVELOPMENT OF BUSINESS

LNB Bancorp, Inc.(the Parent Company), a financial holding company, was incorporated on October 11, 1983 under the laws of the State of Ohio at the direction of the Board of Directors of The Lorain National Bank (the Bank), a national banking association, for the purpose of acquiring all the outstanding common stock of the Bank. The term “the Corporation” refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries. At a special meeting of the shareholders of the Bank, held on February 28, 1984, the shareholders approved the Plan of Reorganization, involving the merger of the Bank into the Lorain Interim Association, a national banking corporation, incorporated solely for the purpose of effecting the Reorganization Plan. Lorain Interim was a wholly-owned subsidiary of the Corporation.

Upon the consummation of the merger on March 30, 1984, under the Plan of Reorganization, the business of the Bank is conducted by the merged Bank under the name “The Lorain National Bank.” Each outstanding share of common stock of the Bank, par value $2.50, was converted into one share of LNB Bancorp, Inc. common stock, par value $2.50. A total of 904,570 shares of corporate stock were issued at the effective date of the merger. On April 8, 1989, the shareholders of the Corporation approved a two-for-one stock split, which reduced the par value to $1.25. On April 20, 1993, the shareholders of the Corporation approved a five-for-four stock split, which reduced the par value to $1.00.

On April 18, 1995, the Corporation’s shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 4,000,000 to 5,000,000 and fix the par value of Common Stock at $1.00 per share to allow for a five-for-four stock split.

On April 18, 1995, the Corporation’s Board of Directors authorized a five-for-four stock split in the form of a 25 percent stock dividend. The stock split increased the number of shares outstanding by 802,692. Also, Common Stock has been increased by $802,692 with an offsetting reduction to additional capital to reflect the fixed $1.00 par value per share for each additional share issued pursuant to the stock split.

At a special meeting of shareholders held on December 14, 1999, the Corporation’s Shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 5,000,000 to 15,000,000 shares. Also, on December 14, 1999, the Corporation’s Shareholders approved an amendment to the Articles of Incorporation to provide for 1,000,000 shares of Voting Preferred Stock.

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

On February 25, 2003, the Corporation’s board of directors approved a three-for-two (3-for-2) stock split of the Corporation’s common stock. The shares issued as a result of the stock split were distributed on April 1, 2003 to shareholders of record at the close of business on March 17, 2003. The stock split increased the number of shares outstanding by 2,250,210 shares. Shareholders participating in the Corporation’s dividend reinvestment plan were issued fraction shares as is necessary. Shareholders not participating in the plan were paid cash in lieu of fractional shares as is necessary.

LNB Bancorp, Inc. has broader powers than the Bank. These powers principally include the power to engage in certain non-banking businesses that are financial in nature, to own capital stock of banks located in Ohio and certain other states and to own capital stock of business corporations (other than banks) located within or outside Ohio.

b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Corporation and subsidiary companies are engaged in one line of business which is banking services. The subsidiaries, except for Lorain National Bank, did not represent a significant part of LNB Bancorp, Inc. at December 31, 2003. Reference is hereby made to Item 1e., Statistical Disclosure by Bank Holding Companies, and to Item 8 of this Form 10-K for financial information pertaining to the Corporation’s business.

c) DESCRIPTION OF LNB BANCORP, INC.’S BUSINESS

LNB Bancorp, Inc., (the Bancorp), is a $741 million financial holding company headquartered in Lorain, Ohio. The Bancorp is a public company whose stock is traded on The Nasdaq Stock Market@ under the ticker symbol LNBB. Its predecessor, The Lorain National Bank, was formed as a result of the merger of The Lorain Banking Company and The National Bank of Lorain on January 1, 1961. The Lorain Banking Company was a state chartered bank founded in 1905. The National Bank of Lorain was a national bank receiving its national charter in 1934. On March 30, 1984, the Lorain National Bank became the wholly owned subsidiary of LNB Bancorp, Inc. The Bancorp received its financial holding company status on March 13, 2000.

LNB Bancorp, Inc., offers life insurance, term life, whole life, universal life and long-term care insurance and fixed annuity products through its wholly owned insurance subsidiary Charleston Insurance Agency, Inc.; and traditional title services through 49-percent owned subsidiary Charleston Title Agency, LLC. In addition, pursuant to an agreement between Lorain National Bank and Raymond James Financial Services, Inc., member NASD/SIPC, Raymond James offers brokerage services including stocks, bonds, mutual funds, variable annuity investments and variable life insurance products to Lorain National Bank customers through the LNB Investment Center.

On July 15, 2002, Lorain National Bank established a wholly-owned subsidiary, North Coast Community Development Corporation, which received its Community Development Entity (CDE) status from the United States Department of Treasury on December 10, 2002. North Coast Community Development Corporation’s mission is to provide commercial investment in low- and moderate-income communities. North Coast Community Development Corporation was awarded $9 million in New Markets Tax Credit Allocation in 2002 and will start making investments during 2004 in low- and moderate-income census tracts in Lorain County.

The Lorain National Bank operates 20 retail branches and 23 ATMs in the nine communities of Lorain, Elyria, Amherst, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion, and Westlake. Lorain National Bank offers a full range of bank products and services while specializing in small business, mortgage, and personal banking services, including investment management and trust services.

The Bank’s commercial lending activities consist of commercial loans, working capital loans, commercial mortgage loans, construction loans, equipment loans, letters of credit, revolving lines of credit, Small Business Administration loans, government guaranteed loans and Federal Home Loan Bank program loans. Through Lorain National Bank’s wholly-owned subsidiary, North Coast Community Development Corporation, commercial loans with preferred interest rates are offered on projects that meet the standards for the New Markets Tax Credit Program.

The Bank’s residential mortgage lending activities consist primarily of loans for purchasing personal residences and local lender loans secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages and home equity lines of credit.

The Bank’s credit card lending activities are conducted through a third party marketing agreement with MBNA and consist of Visa Lorain Lighthouse and VISA Platinum cards. The Bank offers ATM cards and Access debit cards to our deposit customers. Bankcard Merchant services are provided to our corporate customers.

The Bank’s range of deposit services include checking accounts, totally free checking, interest-bearing checking, CheckInvest accounts, savings accounts, money market accounts, Market Access accounts, individual retirement accounts, certificates of deposit, Keogh plans, and overdraft protection. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

Other bank services offered include safe deposit boxes, night depository, U. S. savings bonds, travelers’ checks, money orders, cashiers checks, automatic teller machine cash and transaction services, debit cards, wire transfers, foreign drafts, foreign currency, electronic funds transfer, notary public service, payroll direct deposit, cash management services, 24 hour telephone banking with bill paying service, internet banking, lockbox, ACH, discount brokerage services and other services tailored for both individuals and businesses.

The Investment and Trust Services Division of the Bank offers investment management and traditional trust and fiduciary services to individuals, partnerships, corporations, institutions and municipalities. The Division also offers employee benefit plan trust and administrative services.

The Bank is not dependent upon any one significant customer or specific industry. The business of the Corporation is not seasonal to any material degree.

In the opinion of Management, LNB Bancorp, Inc. does not have exposure to material costs associated with environmental hazardous waste clean up.

Competition

Lorain National Bank faces strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. Lorain National Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom have substantially greater financial resources.

Lorain National Bank competes with seven other banks and bank holding companies operating in Lorain County which range in size from approximately $58 million to over $326 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lorain County and counties adjacent to it. The Bank’s market share of total deposits in Lorain County in all types of financial institutions was 17.8% in 2003 and 17.8% in 2002, while ranking number two in market share in 2003 and 2002. Lorain National Bank seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to the Bank’s president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lorain National Bank is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lorain National Bank to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to it’s competitive advantage.

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

The BHC Act restricts LNB Bancorp, Inc.’s nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. LNB Bancorp, Inc.’s banking subsidiary is subject to limitations with respect to transactions with affiliates.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Exchange has also adopted corporate governance rules that were approved by The Securities and Exchange Commission. These changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, LNB Bancorp, Inc.’s chief executive officer and chief financial officer are each required to certify that LNB Bancorp, Inc.’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of LNB Bancorp, Inc.’s internal controls; they have made certain disclosures to LNB Bancorp, Inc.’s auditors and the audit committee of the Board of Directors about LNB Bancorp, Inc.’s internal controls; and they have included information in LNB Bancorp, Inc.’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in LNB Bancorp, Inc.’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The enactment of the Gramm-Leach-Bliley Act of 1999 (the GLB Act) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. LNB Bancorp, Inc. and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non- public personal information.

A substantial portion of the Corporation’s cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 13 under Dividend Restrictions on page 25 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

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

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 14 on page 26 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

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

The earnings and growth of LNB Bancorp, Inc. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Corporation and its subsidiary bank cannot be predicted. The discussion of “Impacts of Accounting and Regulatory Pronouncements” is incorporated herein by reference to pages 47 and 48 of the LNB Bancorp, Inc. 2003 Annual Report.

Employees

As of December 31, 2003, the Corporation employed 223 full-time employees and 54 part-time employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within the Corporation’s market area.

d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Corporation has no offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

e) STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following section contains certain financial disclosures related to the Corporation as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies,” or a specific reference as to the location of the required disclosures in the LNB Bancorp, Inc. 2003 Annual Report, portions of which are incorporated in this Form 10-K by reference.

LNB BANCORP, INC.’S STATISTICAL DISCLOSURE

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL(Dollars in Thousands)

A. and B. The average balance sheet information and the related analysis of net interest income for the years ending December 31, 2003, 2002, and 2001 are included in the Condensed Consolidated Average Balance Sheets, within Management’s Discussion and Analysis found on page 38 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2003 and 2002 are included in Rate/Volume Analysis of Net Interest Income within Management’s Discussion and Analysis found on page 38 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated into this Item I by reference.

II.	INVESTMENT PORTFOLIO

A. SECURITIES

Information relating to the carrying value of securities as December 31, 2003, 2002 and 2001 are included in the “Securities” section of Management’s

Discussion and Analysis found on page 43 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

B. MATURITY DISTRIBUTION OF SECURITIES

Information relating to the maturity distribution of securities for the year ended December 31, 2003 is included in the “Securities” section of Management’s Discussion and Analysis found on page 43 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

WEIGHTED-AVERAGE YIELD OF INVESTMENT SECURITIES

Information relating to the weighted average yield of each range of maturities of securities for the year ended December 31, 2003 is included in the “Securities” section of Management’s Discussion and Analysis found on page 43 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

C. Excluding those holdings of the securities portfolio in Collaterlized Mortgage Obligations and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders’ equity of the Corporation at December 31, 2003.

III.	LOAN PORTFOLIO

A. Information relating to the distribution of the loan portfolio for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 appears on page 41 of the LNB Bancorp, Inc. 2003 Annual Report under the caption “Loan Portfolio Distribution” and is incorporated herein by reference.

B. COMMERCIAL LOAN MATURITY AND REPRICING ANALYSIS

Information relating to the Commercial Loan Maturity and Repricing Analysis as of December 31, 2003 appears on page 41 of the LNB Bancorp, Inc. 2003 Annual Report under the caption “Commercial Loan Maturity and Repricing Analysis” and is incorporated herein by reference.

C. RISK ELEMENTS

(1) Information relating to nonperforming assets for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 appears on page 42 of the LNB Bancorp, Inc. 2003 Annual Report under the caption “Nonperforming Assets” and is incorporated herein by reference.

(2) Potential Problem Loans

A summary of potential problem loans at December 31, follows:

(Dollars in Thousands)	2003	2002	2001	2000	1999
Potential Problem Loans	$21,747	$15,549	$8,579	$3,924	$4,348

Potential problem loans are loans identified on Management’s classified credits list which include both loans which Management has some concern as to the borrowers’ ability to comply with the present repayment terms and loans which Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management’s analysis of the adequacy of the allowance for loan losses.

The level of potential problem loans rose significantly during 2002 and 2003. The increase during 2002 was primarily due to two factors. First was a weakening of the local and national economies. Second was the Corporation’s formation of an independent loan administration function including the recruitment of a loan review officer and the adoption of a formal loan grading system. The increase during 2003 was primarily due to further weakening of the local economy. Most of the increases in potential problem loans were in the category of “Substandard,” with some increase in “Special Mention”.

At December 31, 2003, potential problem loans totaled $21,747, an increase of $6,198 from one year ago. Potential problem loans at December 31, 2003 are primarily comprised of commercial credits that the Bank is monitoring and reviewing. There are no particular industry concentrations of potential problem loans and the loans are substantially secured by commercial real estate. The potential problem loans in 2001, 2000 and 1999 remained at relatively low levels.

(3) Foreign Outstandings - There were no foreign loans outstandings at December 31, 2003, 2002, 2001, 2000 or 1999.

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

Credit risk is managed through the bank’s loan loss review policy which provides the Loan Review Officer, lending officers and the loan review committee with the responsibility to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 2003, 2002, 2001, 2000 and 1999, there were no significant concentrations of credit risk in the loan portfolio.

The Corporation’s credit policies and review procedures are intended to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers. Also see Note (20), “Commitments, Credit Risk and Contingencies:,” of the “Notes to Consolidated Financial Statements” which appears on page 31 of the LNB Bancorp, Inc. 2003 Annual Report and is incorporated herein by reference.

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

D. Other interest-bearing assets - As of December 31, 2003, there are no other interest-bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Corporation had $589, $22, $123, $98 and $96 in Other Foreclosed Assets at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

IV.	SUMMARY OF LOAN LOSSES

Information relating to the reserve for loan losses for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 appears on pages 41 and 42 of the LNB Bancorp, Inc. 2003 Annual Report under the caption “Provision and Reserve for Loan Losses” and is incorporated herein by reference.

Analytical data relating to the Reserve for Loan Losses at December 31, follows:

(Dollars in Thousands)	2003	2002	2001	2000	1999
ANALYTICAL DATA
BALANCES:
Average total loans	$526,116	$496,446	$460,757	$437,593	$403,388
Total loans at year end	534,311	509,550	477,488	451,140	419,516
Net charge-offs	1,618	1,437	1,560	1,117	816
Provision for loan losses	2,695	2,200	2,200	1,700	2,000
Reserve for loan losses at year end	7,730	6,653	5,890	5,250	4,667

V.	FUNDING SOURCES AND AVERAGE RATES PAID ON FUNDING SOURCES

Information relating to funding sources for the years ended December 31, 2003, 2002, and 2001 appears on page 44 of the LNB Bancorp, Inc. 2003 Annual Report under the caption “Funding Sources” and is incorporated herein by reference.

     MATURITIES OF TIME DEPOSITS

Information relating to maturities on time deposits for the years ended December 31, 2003 and 2002 appears on page 22 of the LNB Bancorp, Inc. 2003 Annual Report under the Note 9 caption “Deposits” and is incorporated herein by reference.

VI.	RETURN ON EQUITY AND ASSETS

Information relating to key financial ratios for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 appears on page 35 of the LNB Bancorp, Inc. 2003 Annual report under the caption “Financial Ratios” and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Information relating to short-term borrowings for the years ended December 31, 2003, 2002 and 2001 appears on page 23 of the LNB Bancorp, Inc. 2003 Annual Report under Note 10 “Securities Sold Under Repurchase Agreements and Other Short-Term Borrowings” and Note 11 Federal Home Loan Bank Advances, short-term and is incorporated herein by reference.

VIII.	AVAILABLE INFORMATION

LNB Bancorp, Inc. makes its Annual Report on Form 10-K, its quarterly reports on From 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website, free of charge. LNB Bancorp, Inc.’s website address is www.4LNB.com.

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

There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers/customer service facilities of the Corporation and their locations:

Main Office	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	240 Miller Road, Avon Lake
Kansas Avenue	1604 Kansas Avenue, Lorain
Sixth Street Drive-In	200 Sixth Street, Lorain
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin Office	40 East College Street, Oberlin
West Park Drive-In	2130 West Park Drive, Lorain
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Westlake Village	28550 Westlake Village Drive, Westlake
Village of LaGrange	546 North Center Street, Village of LaGrange
Elyria United Methodist Village	807 West Avenue, Elyria
Technology Center	2130 West Park Drive, Lorain
Maintenance Building	2140 West Park Drive, Lorain
Purchasing Building	2150 West Park Drive, Lorain
Professional Development Center	521 Broadway, Lorain

The Corporation also owns automated teller machines, as well as computers and related equipment for use in its business. The Corporate headquarters at 457 Broadway is currently utilized at a level of 75%. The remaining space will be utilized as the Corporation continues to grow. The Corporation considers its Corporate offices, banking centers and computer operations center to be in good to excellent condition, well maintained and are more than adequate to conduct the business of banking.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or its subsidiaries is a party to or which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003 there were no matters submitted to a vote of security holders.

Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in Part I:

EXECUTIVE OFFICERS OF THE REGISTRANT

	CURRENT POSITION AND	EXECUTIVE
	PRINCIPAL OCCUPATION	OFFICER
NAME(AGE)	DURING PAST 5 YEARS	SINCE
Debra R. Brown	Senior Vice President, (1999 to present)	1999
(45)	Banking Center Administration
	LNB Bancorp, Inc. and
	The Lorain National Bank

Robert Cox	Senior Vice President Sales (2001 to present)	2001
(48)	LNB Bancorp, Inc. and
	The Lorain National Bank
	Vice President (1999 – 2000)
	Key Bank

Mitchell J. Fallis CPA	Vice President and	1996
(49)	Chief Accounting Officer, (1996 to present)
	LNB Bancorp, Inc. and
	The Lorain National Bank

James F. Kidd	President and
(63)	Chief Executive Officer (1995–1999 and 2003 to present)	1995
	LNB Bancorp, Inc. and
	The Lorain National Bank
	Director (1999 to present)
	LNB Bancorp, Inc. and
	The Lorain National Bank

James W. Manning	Director of Audit (2001 to present)	2001
(56)	LNB Bancorp, Inc. and
	The Lorain National Bank
	Vice President and (2000 – 2001)
	Senior Risk Manager
	KeyCorp, Inc.
	Vice President and (1998 – 2000)
	Senior Internal Auditor
	Carolina First Bank

	CURRENT POSITION AND	EXECUTIVE
	PRINCIPAL OCCUPATION	OFFICER
NAME(AGE)	DURING PAST 5 YEARS	SINCE

Carol A. Mesko	Vice President (1999 to present)	2001
(58)	Human Resources
	The Lorain National Bank

Kevin W. Nelson	Executive Vice President and	2000
(40)	Chief Operating Officer (2000 to present)
	LNB Bancorp, Inc. and
	The Lorain National Bank
	Division President (1998 – 2000)
	Bankfirst National and
	Bankfirst Ohio Corp.

David Nocjar	Senior Trust and Investment Officer (2002 to present)	2002
(55)	The Lorain National Bank
	Vice President and Trust Officer (2000 to 2002)
	The Lorain National Bank
	Vice President and Senior Trust Officer (1996 to 2000)
	Citizens National Bank of Norwalk

Terry M. White	Executive Vice President,	2002
(46)	Chief Financial Officer and
	Corporate Secretary (2003 to present)
	LNB Bancorp, Inc. and
	Lorain National Bank
	Executive Vice President and
	Chief Investment Officer (2002 to 2003)
	LNB Bancorp, Inc. and
	The Lorain National Bank
	Senior Vice President (2000 – 2002)
	Austin Associates, LLC
	Executive Vice President, (1993 – 2000)
	Chief Financial Officer,
	Treasurer, Secretary, and
	Chief Operating Officer
	Lakeland Financial Corporation

James H. Weber	Senior Vice President and	1987
(57)	Senior Marketing Officer (1987 to present)
	LNB Bancorp, Inc. and
	The Lorain National Bank

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Trading Ranges, Cash Dividends Declared information and information relating to dividend restrictions appear on the inside front cover of the LNB Bancorp, Inc. 2003 Annual Report and are incorporated herein by reference.

     HOLDERS

The total number of shareholders was 2,268 as of February 29, 2004. Upon the consummation of the Plan of Reorganization on March 30, 1984, the Corporation became a one bank holding company and shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock for each outstanding share of Common Stock of the Bank.

ITEM 6 - SELECTED FINANCIAL DATA

A Five Year Consolidated Financial Summary of selected financial data on page 35 of the LNB Bancorp, Inc. 2003 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis” is incorporated herein by reference to pages 36 - 48 of the LNB Bancorp, Inc. 2003 Annual Report.

Also, see Item 8 - Financial Statements and Supplementary Data.

ITEM 7(a) - Quantitative and Qualitative Disclosures about Market Risk are incorporated herein by reference to page 46 of “Management’s Discussion and Analysis” in the LNB Bancorp, Inc. 2003 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation’s Independent Auditors’ Report and Consolidated Financial Statements are listed below and are incorporated herein by reference to the LNB Bancorp, Inc. 2003 Annual Report (Appendix 13), pages 12 through 33. The supplementary financial information specified by Item 302 of Regulation S-K, selected unaudited quarterly financial data, is included on page 34 of the LNB Bancorp, Inc. 2003 Annual Report.

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements December 31, 2003, 2002 and 2001

Report of Management

Report of Independent Auditors

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 9(a) – CONTROLS AND PROCEDURES

The Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2003, pursuant to SEC rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary concluded that as of December 31, 2003, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There was no significant change made in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth quarter ended December 31, 2003, that was materially affecting, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10	–	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Information concerning executive officers of the Corporation is set forth in Part I, Item 4. Other information responding to Item 10 is included in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated by reference under the captions “Election of Directors” and “Compensation Committee Interlocks and Insider Participation”, on pages 3 through 6 and pages 16 and 17, respectively. Information concerning The Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Committees of the Board”, pages 6 through 7 and is incorporated herein by reference. The Registrant has adopted a Code of Business Conduct and Ethics. This is included as Exhibit (14) to this Form 10-K report. This Code of Business Conduct and Ethics applies to and has been signed by The President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and Director of Audit. This Code of Business Conduct and Ethics applies to all Board of Directors, Officers and employees.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the captions titled “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” on pages 9 through 14 and pages 16 and 17, respectively, of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 through 3 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders relating to “Ownership of Voting Shares” is incorporated herein by reference.

The following Equity Compensation Plan Table is as December 31, 2003:

Equity Compensation Plan Table

Number of
	Number of		securities
	securities to be		remaining available
	issued upon		for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation plans
	options	outstanding	(excluding
	warrants and	options, warrants	securities reflected
	rights(1)	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans by approved security holders	-0-	$0.00	-0-

Equity compensation plans not approved by security holders(2)	50,960	16.69	-0-

Total	50,960	$16.69	-0-

(1) Consists of common shares of the Corporation covered by outstanding options.

(2) All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to one current and one former executive officer under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Each of these options vested immediately as to all shares covered by the option. Each option may be exercised for a term of 10 years from the date of the grant of the option, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant and ranged from $14.08 to $18.85. The remaining contractual terms of the options ranged from 5.0 to 8.0 years at December 31, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the caption titled “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” on pages 16 and 18 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the caption titled “Principal Accounting Firm Fees” on page 8 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the Independent Auditors’ Report, dated January 30, 2004, appear on pages 12 through 33 of the LNB Bancorp, Inc. 2003 Annual Report and are incorporated herein by reference:

(1)	Financial Statements

Consolidated Balance Sheets December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

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

(b) Reports on Form 8-K filed or furnished during the fourth quarter of 2003 and through the date of this Form 10-K filing:

October 21, 2003 – LNB Bancorp, Inc. issued a press release reporting its financial results and earnings for the three and nine months ended September 30, 2003.

October 21, 2003 – LNB Bancorp, Inc. issued a press release reporting its financial results and earnings for the three and nine month periods ended September 30, 2003. A corrected copy of the Company’s press release was reported on Form 8-K/A. The only corrections made to the press release involve certain income and expense amounts reported under the “Financial Highlights” table for the three months ended September 30, 2003. It is the opinion of Management that these corrections are not material. The corrected table appears at the end of the press release. No corrections to the textual portion of the press release have been made.

November 18, 2003 – LNB Bancorp, Inc. issued a press release announcing the declaration of fourth quarter cash dividend.

November 19, 2003 – LNB Bancorp, Inc. published and released its Third Quarter 2003 Report to Shareholders.

November 21, 2003 – LNB Bancorp, Inc. issued a press release announcing additional restructuring actions.

December 10, 2003 – LNB Bancorp, Inc. issued a press release announcing former CEO James F. Kidd returns to full-time service – Gary C. Smith retires.

January 28, 2004 – LNB Bancorp, Inc. issued a press release reporting its financial results and earnings for the three and twelve month periods ended December 31, 2003.

(c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 27 of this Form 10-K.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB Bancorp, Inc.
(Registrant)
By	/s/Terry M. White

Terry M. White
Executive Vice President,
Chief Financial Officer and
Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Daniel P. Batista Daniel P. Batista	Director	March 05, 2004

/s/ Robert M. Campana Robert M. Campana	Director	March 05, 2004

/s/ Terry D. Goode Terry D. Goode	Director	March 05, 2004

/s/ Lee C. Howley Lee C. Howley	Director	March 05, 2004

/s/ David M. Koethe David M. Koethe	Director	March 05, 2004

/s/ Benjamin G. Norton Benjamin G. Norton	Director	March 05, 2004

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 05, 2004

/s/ John W. Schaeffer, M.D. John W. Schaeffer, M.D.	Director	March 05, 2004

/s/ Eugene M. Sofranko Eugene M. Sofranko	Director	March 05, 2004

/s/ Stanley G. Pijor Stanley G. Pijor	Chairman of the Board and Director	March 05, 2004

/s/ James R. Herrick James R. Herrick	Vice Chairman of the Board and Director	March 05, 2004

/s/ James F. Kidd James F. Kidd	President, Chief Executive Officer and Director	March 05, 2004

/s/ Terry M. White Terry M. White	Executive Vice President and Chief Financial Officer	March 05, 2004

/s/ Mitchell J. Fallis Mitchell J. Fallis, CPA	Vice President and Chief Accounting Officer	March 05, 2004

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(3)	(a)LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)i to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, and incorporated herein by reference.	N/A

	(b)LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A

(10)	Material Contracts

	(a)Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003.	N/A

	(b)Severance Agreement and General Release and Amended Employment Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc, and The Lorain National Bank dated November 21, 2003.	N/A

	(c)The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002.	N/A

	(d)Employment Agreement by and between Terry M. White and LNB Bancorp, Inc, and The Lorain National Bank dated January 23, 2002. Previously filed as Exhibit (10a) to Quarterly Report Form 10-Q (Commission File No. 0-13203) for the quarter ended March 31, 2002, and incorporated herein by reference.	N/A

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
	(e)Lorain National Bank Group Term Carve Out Plan, (the Plan), dated August 7, 2002. Previously filed as Exhibit (10a) to Quarterly Report Form 10-Q (Commission File No. 0-13203) for the quarter ended September 31, 2002, and incorporated herein by reference.	N/A

	(f)Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.	N/A

	(g)Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.	N/A

	(h)Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference.	N/A

	(i)Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000, and incorporated herein by reference.	N/A

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
	(j)Supplemental Retirement Benefits Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.	N/A

	(k)Supplemental Retirement Benefits Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.	N/A

	(l)Non-qualified Incentive Stock Option Agreement by and between Gary C. Smith and LNB Bancorp, Inc. dated December 15, 2000. Previously filed as Exhibit (10d) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference.	N/A

	(m) Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Company dated October 24, 2000. Previously filed as Exhibit 1 to Form 8-A (Commission File No. 0-13203) filed November 11, 2000, and incorporated herein by reference.	N/A

	(n)Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999, and incorporated herein by reference.	N/A

	(o)Incentive Stock Option Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc. dated February 13, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999 and incorporated herein by reference.	N/A

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
	(p)Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference.	N/A

	(q)Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.	N/A

	(r)Incentive Stock Option Agreement by and between Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.	N/A

	(s)Amended Employment Agreement by and between James F. Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.	N/A

	(t) Amended Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10d) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference.	N/A

	(u) Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference.	N/A

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
	(v)Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.	N/A

	(w)Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10b) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.	N/A

	(x)Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10c) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference.	N/A

	(y)Employment Agreement by and between James F. Kidd and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.	N/A

	(z)Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit (10b) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference.	N/A

	(aa)Consultant Agreement by and between Lorain National Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated March 15, 1994. Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference.	N/A

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
	(bb)Supplemental Retirement Agreement by and between Stanley G. Pijor and The Lorain National Bank dated December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1987, and incorporated herein by reference.	N/A

	(cc)Employment Agreement by and between Lorain National Bank and Stanley G. Pijor dated December 31, 1987, Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1987 and incorporated herein by reference.	N/A

	(dd)The Lorain National Bank 1985 Incentive Stock Option Plan dated April 16, 1985. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference.	N/A

	(ee)Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated December 15, 1986. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference.	N/A

(11)	Statements re: Computation of Per Share Earnings. (Incorporated herein by reference to Note 2 of the 2003 Annual Report)	N/A

(13)	LNB Bancorp, Inc. 2003 Annual Report to Shareholders.	N/A

(14)	LNB Bancorp, Inc. - Code of Business Conduct and Ethics	N/A

(21)	Subsidiaries of LNB Bancorp, Inc. (Incorporated herein by reference to IFC of 2003 Annual Report)	N/A

(23)	Consent of Independent Accountants.	N/A

(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 10, 2004 for LNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003	N/A

(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 10, 2004 for LNB Bancorp,	N/A
Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number

(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	N/A

(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	N/A

(99.1)	Annual report on Form 10-K/A of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 2003 to be filed as an amendment to this annual report on Form 10-K.	N/A

(99.2)	Annual report on Form 10-K/A of The Lorain National Bank 401(K) Plan (registration number 33-65034) for the plan year ended December 31, 2003 to be filed as an amendment to this annual report on Form 10-K.	N/A