Form 10-Q
period 2004-03-31
LNB BANCORP INC
filed 2004-04-30
CIK 737210

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(440) 244-6000
Registrant’s telephone number, including area code

Not Applicable
(Former: name, address and fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 30, 2004: 6,617,892 shares
Class of Common Stock: $1.00 par value

LNB Bancorp, Inc.
Index

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2004 and December 31, 2003
Condensed Consolidated Statements of Income – Three months ended March 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
EX-31A 302 CEO
EX-31B 302 CFO
EX-32A 906 CEO
EX-32B 906 CFO

LNB Bancorp, Inc.

Condensed Consolidated Balance Sheets
For the Period Ended (unaudited)

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Assets:
Cash and due from banks	$27,363	$24,646
Federal funds sold and short-term investments	7,913	3,103
Securities:
Available for sale, at fair value	127,208	143,459
Held to maturity, at cost (fair value $21,402 and $4,952 respectively	21,157	4,789
Other investments and equity stock, at cost	3,915	3,879

Total securities	152,280	152,127

Loans: (Note 8)
Portfolio loans	530,449	528,096
Loans held for sale	6,559	6,215

Total loans	537,008	534,311
Reserve for loan losses	(7,819)	(7,730)

Net loans	529,189	526,581

Bank owned life insurance	12,861	12,702
Bank premises and equipment, net	11,307	11,009
Intangible assets	3,217	3,245
Accrued interest receivable	2,728	2,818
Other assets	4,872	4,401
Foreclosed assets	662	589

Total Assets	$752,392	$741,221

Liabilities and Shareholders’ Equity:
Deposits:
Demand and other noninterest-bearing deposits	$84,250	$86,693
Savings, Market Access and passbook accounts	270,100	277,197
Certificates of deposit	209,463	217,454

Total deposits	563,813	581,344

Securities sold under repurchase agreements and other short-term borrowings	22,963	15,023
Federal Home Loan Bank advances	90,303	71,540
Accrued interest payable	940	875
Accrued taxes, expenses and other liabilities (Note 6)	4,830	4,304

Total liabilities	682,849	673,086

Shareholders’ Equity: (Note 3)
Preferred stock, no par value, Shares authorized 1,000,000, and Shares outstanding none
Common stock, $1.00 par: Shares authorized 15,000,000, Shares issued 6,766,867 and 6,766,867, respectively, Shares outstanding 6,617,838 and 6,617,618 respectively	6,766	6,766
Additional capital	26,243	26,243
Retained earnings	39,779	38,715
Accumulated other comprehensive (loss)	(364)	(704)
Treasury stock at cost, 149,029 and 149,249 shares, respectively	(2,881)	(2,885)

Total Shareholders’ Equity	69,543	68,135

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$752,392	$741,221

See accompanying notes to the condensed consolidated financial statements.

LNB Bancorp, Inc.

Condensed Consolidated Statements of Income
For the Three Months Ended (unaudited)

	March 31,	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Interest Income:
Interest and fees on loans	$7,793	$8,202
Interest and dividends on securities:
U.S. Government agencies and corporations	952	1,238
States and political subdivisions	145	155
Other debt and equity securities	72	79
Interest on Federal funds sold and other interest-bearing instruments	14	12

Total interest income	8,976	9,686

Interest Expense:
Interest on deposits
Time certificates of $100,000 and over	334	375
Other deposits	1,280	1,676
Interest on securities sold under agreements to repurchase and other short-term borrowings	41	68
Interest on Federal Home Loan Bank advances	451	407

Total interest expense	2,106	2,526

Net Interest Income	6,870	7,160

Provision for Loan Losses	525	564

Net Interest Income after Provision for Loan Losses	6,345	6,596

Operating Income:
Service charges on deposits accounts	984	946
Electronic banking fees	631	627
Investment and Trust Services Income	586	454
Gain on sale of securities	223	203
Income from investment in life insurance	159	193
Other service charges, exchanges and fees	111	160
Gains on sale of loans	37	62
Other operating income	125	54

Total Operating Income	2,856	2,699

Operating Expenses:
Salaries and employee benefits (Notes 5 and 6)	3,038	3,157
Net occupancy expenses	374	412
Furniture and equipment expenses	670	549
Card-related expenses	332	292
Supplies and postage	252	282
Professional services	234	218
Marketing and advertising	179	240
Ohio franchise tax	188	181
Other operating expenses	709	808

Total Operating Expenses	5,976	6,139

Income Before Income Taxes	3,225	3,156

Income Taxes	969	965

Net Income	$2,256	$2,191

Net Income Available to Common Shareholders:
Basic Earnings Per Share (Note 2 *)	$.34	$.33
Diluted Earnings Per Share (Note 2 *)	$34	$.33

See accompanying notes to the condensed consolidated financial statements.
* All shares and or share amounts have been adjusted to reflect the three-for-two stock split in 2003.

LNB Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows
For the Three Month Period Ended (unaudited)

(Dollars in thousands)	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Interest received	$9,230	$9,827
Other income received	2,131	2,161
Interest paid	(2,041)	(2,526)
Originations of loans held for sale	(1,207)	(4,314)
Proceeds from sale of loans held for sale	1,596	5,295
Gain on sale of loans held for sale	(37)	(62)
Cash paid for salaries and employee benefits	(3,366)	(3,620)
Net occupancy expense of premises paid	(302)	(333)
Furniture and equipment expenses paid	(309)	(235)
Cash paid for supplies and postage	(252)	(282)
Cash paid for other operating expenses	(1,993)	(2,402)

Net Cash Provided by Operating Activities	3,450	3,509

Cash Flows from Investing Activities:
Proceeds from maturities of securities held to maturity	338	5,325
Proceeds from sales and maturities of securities available for sale	33,155	30,190
Purchases of securities held to maturity	(16,442)	0
Purchases of securities available for sale	(16,675)	(38,352)
Increase in loans available for sale	389	1,269
Net (increase) in loans made to customers	(3,960)	(4,839)
Purchases of bank premises and equipment	(741)	(228)
Proceeds from sales of bank premises and equipment	10	9
Proceeds from liquidation of other foreclosed assets	(242)	22
Purchases of other foreclosed assets	192	0

Net Cash Used in Investing Activities	(3,976)	(6,604)

Cash Flows from Financing Activities:
Net increase (decrease) in demand and other noninterest- bearing deposits	(2,443)	6,175
Net (decrease) in savings, Market Access and passbook deposits	(7,097)	(4,076)
Net increase (decrease) in certificates of deposit	(7,991)	10,629
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	7,940	(10,027)
Proceeds from Federal Home Loan Bank Advances	106,500	75,500
Cash paid on Federal Home Loan Bank Advances	(87,737)	(72,000)
Cash paid in lieu of fractional shares related to three-for-two stock split	0	(13)
Proceeds from exercise of stock options	0	19
Issuance of Treasury stock	4	6
Dividends paid	(1,123)	(1,188)

Net Cash Provided by Financing Activities	8,053	5,025

Net Increase in Cash and Cash Equivalents	7,527	1,930
Cash and Cash Equivalents at Beginning of Year	27,749	6,832

Cash and Cash Equivalents at End of Quarter	$35,276	$28,762

See accompanying notes to the condensed consolidated financial statements.

(Dollars in thousands)	March 31, 2004	March 31, 2003
Reconciliation of Net Income to Net cash Provided by Operating Activities:
Net Income	$2,256	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(1,207)	(4,314)
Proceeds from sale of loans held for sale	1,596	5,295
Gain on sale of investments and loans	(260)	(265)
Depreciation and amortization	433	393
Amortization of intangible assets	28	29
Amortization of premiums on investment securities	249	280
Amortization of deferred loan fees and costs, net	(44)	(80)
Provision for loan losses	525	564
Increase in cash surrender value of BOLI	(159)	(185)
(Increase) decrease in accrued interest receivable	90	(61)
(Increase) in other assets	(471)	(26)
Increase in accrued interest payable	65	0
Increase (Decrease) in accrued taxes, expenses and other liabilities	458	(239)
Other, net	(109)	(73)

Net Cash Provided by Operating Activities	$3,450	$3,509

See accompanying notes to the condensed consolidated financial statements.

LNB Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and it’s wholly-owned subsidiaries, Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The term “the Corporation” refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries, The Lorain National Bank and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, North Coast Community Development Corporation (“NCCDC”). All dollar amounts in this report are reported in thousands of dollars, except per share amounts.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 LNB Bancorp, Inc. Annual Report on Form 10-K should be read in conjunction with these statements.

2. Critical Accounting Policies and New Accounting and Regulatory Pronouncements

Critical Accounting Policies

The Corporation maintains critical accounting policies for reserve for loan losses, classification and evaluation of securities valuation and a deferred tax asset valuation reserve. Refer to notes 1,5,7 and 12 of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K.

Impacts of Accounting and Regulatory Pronouncements:

Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

Financial Accounting Standards Board:

The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 132(Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Corporation adopted the additional year-end disclosure requirements under SFAS No. 132(R) during the fourth quarter of 2003 and the interim-period financial statement disclosure requirements in the first quarter of 2004 and its adoption did not have a material impact on our financial position, results of operation, or liquidity. SFAS No. 132(R) disclosures are included in Note 6.

FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” and FASB Interpretation No. 46R (FIN No. 46R), “Consolidation of Variable Interest Entities— an interpretation of ARB 51 (revised December 2003),”

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN No. 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN No. 46. FIN No. 46(R) was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 as of December 24, 2003. Application of FIN No. 46(R) is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004. As of December 31, 2003 and March 31, 2004, the Corporation had no variable interest entities and therefore, the interpretation of FIN No. 46(R) had no impact on the financial position, results of operations or liquidity.

Other Statements of Financial Accounting Standards

All other applicable Statements of Financial Accounting Standards that have been issued and have effective dates impacting 2004 and prior years financial statements were adopted by the Corporation. Corporate management believes there are no Statements of Financial Accounting

Standards, which have been issued and have implementation dates in the future that will materially impact the financial statements of future years. Significant actions by the Federal government and its agencies, affecting the financial institutions industry in general, are currently having and will continue to have an impact on the Corporation. A discussion of these actions follows:

SEC Staff Accounting Bulletin: No. 105 “Application of Accounting Principles to Loan Commitments”

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments.” This Staff Account Bulletin summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments, a loan committed at a specified rate, but funded later. Presently, the Corporation does not make loan commitments that will be funded at a later date, and therefore, the SEC Staff Accounting Bulletin had no impact on the financial position, results of operations or liquidity.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Although portions of the act are still being fully implemented, we do not anticipate any significant changes in the operations of and reporting by the Corporation as a result of the act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer of the Corporation are filed in this report under Exhibit index (31(a)), (31(b)), (32(a)), and (32(b)). See “Controls and Procedures” for the Corporation’s evaluation of disclosure controls and procedures.

3. Common Stock

On February 25, 2003, the Board of Directors of LNB Bancorp, Inc. declared a three-for-two split of common stock. Shareholders received one additional common share for every two shares owned on the stock-split record date of March 10, 2003. Shareholders participating in the Bancorp’s dividend reinvestment plan, LNBB Direct (the Plan), were issued fractional shares. Shareholders not participating in the Plan were issued cash in lieu of fractional shares. For additional information see Form 8-K filed on February 25, 2003.

On February 17, 2004, the Board of Directors of LNB Bancorp, Inc. declared a first quarter cash dividend of $.18 per share payable April 1, 2004, to shareholders of record on March 15, 2004. This represents a 5.9 percent increase from last year’s first quarter cash dividend of $.17 per share.

4. Earnings per Share

Basic earnings per common share is based upon weighted-average common shares outstanding. The reconcilement of basic earnings per share to earnings per diluted share follows:

	For the Three Months Ended
	March 31, 2004			March 31, 2003
Earnings per Share	Net	Average	Per Share	Net	Average	Per Share
(Dollars in thousands, except per share)	Income	Shares	Amounts	Income	Shares	Amounts
Net Income	$2,256			$2,191
Basic Earnings Per Share	$2,256	6,617,715	$.34	$2,191	6,602,127	$.33
Effect of Dilutive Securities		10,176			14,839
Diluted Earnings Per Share	$2,256	6,627,891	$.34	$2,191	6,616,966	$.33

5. Stock Option Plans

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123’s fair value method for accounting, if a company so elects. In accordance with the transitional guidance of SFAS No. 148, the fair value method of accounting for stock options should be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the notes to the consolidated financial statements. The Corporation did not issue any stock options during the first quarter of 2004 or during any quarter in 2003. All stock options issued were 100% vested at March 31, 2004 and 2003, and therefore had compensation cost for the Corporation’s stock- based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would not have been impacted.

6. Retirement Pension Plan

The Bank’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits will be accrued under the Plan after December 31, 2002. The 2003 loss recognized due to settlement in the amount of $5 results from significant lump sum distributions paid in 2003, but not actuarially projected for 2003.

The net periodic pension cost charged to salaries and benefits expense in the Income Statement amounted to $19 for the first quarter of 2004 and $29 for the first quarter of 2003.

Components of Net Periodic Pension Cost	For the Three Months Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Service cost	$113	$119
Interest cost	(94)	(95)
Loss recognized due to settlement	0	5
Net Periodic Pension Cost	19	29

Employer Contributions

The Corporation previously disclosed in its 2003 Annual Report to Shareholders on Form 10-K, that it expected to contribute $500 to the Lorain National Bank Retirement Pension Plan in 2004. As of March 31, 2004, a $500 cash contribution was made to the Plan.

7. Comprehensive Income

The Corporation’s comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

Comprehensive Income
(Dollars in thousands)	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net Income	$2,256	$2,191
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of tax (credit) of $175 and $(169)	340	(328)
Comprehensive Income	$2,956	$1,863
Disclosure of Reclassification Amount:
Unrealized holding gains (losses) arising during the period, net of tax (credit) of $251 and $(238)	$487	$(462)
Less reclassification adjustment for gains included in net income, net of tax of $76 and $69	147	134
Change in unrealized gain (loss) on securities available for sale, net of tax (credit) of $175 and $(169)	$340	$(328)

8. Components of the Loan Portfolio

The following table presents the components of total loans at March 31, 2004 and December 31, 2003.

Loan Portfolio
(Dollars in thousands)	For the Period Ended
	March 31,	December 31,
	2004	2003
Commercial	$299,323	$297,468
Mortgage	108,725	113,649
Installment	62,844	59,217
Home Equity	59,557	57,762
Loans held for sale	6,559	6,215
Total portfolio loans	$537,008	$534,311

9. Reclassifications

     Certain amounts appearing in the financial statements and notes thereto, for prior periods, have been reclassified to conform to the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.

     Part I

     Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the Corporation’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are part of this filing.

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations of those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Corporation operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Introduction

LNB Bancorp, Inc. is the financial holding company for Lorain National Bank. The Corporation is headquartered in Lorain, Ohio and operates 20 offices in three counties in northern Ohio. As disclosed in the Corporation’s 2003 Annual Report on Form 10-K, two new offices were scheduled to open during 2004. The first new office, located in Avon, Ohio opened for business in March 2004. The second new office, located in Avon Lake, Ohio is on schedule to open in May 2004. The most material current trend is the very slow recovery of the local economy. Since the Corporation’s revenues are primarily driven by net interest income, the lack of economic activity continues to have a material impact on the Corporation’s revenue and earnings. However, the Corporation’s first quarter results reflect the impact of the operating expense reduction initiatives that were completed in 2003.

Results of Operations (Dollars in Thousands)

Net income for the first quarter of 2004 was $2,256, an increase of $65 over the first quarter of 2003 net income of $2,191. Basic and diluted earnings per common share for the first quarter of 2004 were $.34, as compared to $.33 for the same period in 2003. Return on average equity (ROE) and return on average assets (ROA) were 1.21% and 13.18%, respectively, for the first quarter of 2004, compared to 1.24% and 13.22%, respectively, in 2003. Selected operating data is as follows:

Table 1 — Operating Data
(Dollars in thousands, except per share data)	Three Months Ended
	March 31, 2004	March 31, 2003
Net interest income	$6,870	$7,160
Net Income	$2,256	$2,191
Basic earnings per share	$.34	$.33
Diluted earnings per share	$.34	$.33
Cash dividends per Common share	$.18	$.17
Dividend Payout Ratio	52.7%	52.0%
ROAA	1.21%	1.24%
ROAE	13.18%	13.22%
Net interest margin	4.02%	4.39%
Efficiency ratio	61.50%	62.30%

Net Interest Income

Net interest income for the first quarter of 2004 was $6,870, a decrease of $290 or 4.0% from $7,160 in the first quarter of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Corporation’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets were $696.9 million during the first quarter of 2004, an increase of 4% from the first quarter last year. Commercial and home equity loans were primarily responsible for this increase. Offsetting some of this growth was continued runoff in the mortgage loan portfolio. Average deposits were $579.3 million for the first three months of 2004, up 1.3% from the same quarter last year, which included average transaction account growth of 1.0%. Average other borrowings were $93.7 million for the first three months of 2004, up 29.3% from the same quarter last year, which included average Federal Home Loan Bank advances borrowing growth of 37.1%. Increases in Federal Home Loan Bank advances supported earning asset growth. The Corporation’s net interest margin for the three months ended March 31, 2004 was 4.02%, a decrease of 37 basis points from the first quarter of 2003. In general the lower net interest margin reflects the impact of the continued low interest rate environment. This can be seen in the overall yield on earning assets of 5.15%, which is a decline of 63 basis points for the first three months of 2004 versus the same period in 2003. Earning asset yields continue to be impacted by competitive market pressures and the prepayment of assets resulting in shorter durations and considerable cashflow. The low interest rate environment, in addition to compressing asset yields has also impacted the cost of funding. This can be seen in the average rate on deposits and purchased funds, which was 1.45% for the first quarter of 2004. Although this is a 38 basis point decrease from the rate paid on deposits and purchased funds in the first quarter of 2003, it represents more than half the yield decline that was experienced by the earnings assets being funded by these sources. In many instances, market rates on deposit accounts have reached practical limits or levels that are unattractive to customers. The Corporation believes that the improving economy and the associated asset growth, combined with increasing interest rates and slower prepayment rates, will begin to improve net interest income in future periods.

Provision for loan losses

The Provision for loan losses represents the charge to income necessary to adjust the Reserve for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio which have been incurred at each balance sheet date. The Provision for loan losses decreased $39 or 6.9% to $525 in the first quarter of 2004 compared to $564 in the first quarter of 2003. The slightly lower Provision for loan losses in the first quarter of 2004 was attributable to minimal loan portfolio growth, lower net charge-offs and improvement in market conditions as compared to the first quarter of 2003. Net charge-offs were $436 or 0.33% (annualized) of average loans during the three months ended March 31, 2004, compared to $514 or 0.40% (annualized) for the same period in 2003. Table 2 presents a summary of The Corporation’s loan loss experience for the three months ended March 31, 2004 and 2003.

Table 2 — Reserve for loan losses
(Dollars in thousands)	For the Three Months Ended
	March 31, 2004	March 31, 2003
Balance at beginning of period	$7,730	$6,653
Chargeoffs:
Commercial	377	325
Real estate	9	12
Consumer	132	262
Total chargeoffs	518	599
Recoveries:
Commercial	28	8
Real estate	0	0
Consumer	54	77
Total recoveries	82	85
Net chargeoffs	436	514
Reserve for loan losses	525	564
Balance at end of period	$7,819	$6,703

The Reserve for loan losses as a percentage of non-performing loans at March 31, 2004 has improved slightly since the end of 2003 due to an overall stabilization in non-performing loans. For more information see sections titled “Non-performing Assets” and “Reserve for Loan Losses”.

Operating Income

The change in Operating Income reflects the emphasis of the Corporation on expanding its fee-based products. Operating Income for the first quarter of 2004 was $2,856, an increase of $157 or 5.8% from the $2,699 for the same quarter of 2003. Operating Income growth was most significant in Investment and Trust Services Income and Services charges on deposits accounts which were up $132 and $38 respectively. Also increasing was Net securities gains totaling $223, which is up $20 as compared to the first quarter of 2003. These gains were primarily the result of the sale of non-rated, non-Ohio municipal bonds and the repositioning of the agency portfolio for rising rates. Operating income also includes earnings on the Corporation’s Bank owned life insurance (BOLI). BOLI is a long-term investment, with its earnings rate tied to long-term interest rates. As such, the income from this source was down $34 to $159 in the first quarter as compared to the first quarter of 2003. Gain on the sale of loans are primarily from gain on the sale of mortgages. For the first quarter of 2004, such gains were down $25, or 40.3% as compared to the first quarter of 2003. This reflects a dramatic slowing of mortgage activity in the market.

Operating Expense

Operating Expense for the first quarter of 2004 was $5,976, a decrease of $163 or 2.7%, from $6,139 reported for the same quarter of 2003. This was due primarily to a decrease in salary and employee benefits as a result of the cost cutting measures taken in 2002 and 2003. Salaries and benefits were $3,038, down $119 or 3.8% from the same quarter last year. Net occupancy costs, supplies and postage, loan and collection expense and marketing expenses were all lower in the first quarter of 2004 as compared to the first quarter of 2003. As disclosed in the 2003 Annual Report to shareholders on Form 10-K, outside services and equipment costs continue to trend upward due to expenses related to Sarbanes-Oxley compliance and the ongoing upgrade of many Corporation technology systems. The efficiency ratio was 61.5% for the first quarter of 2004, down from 62.3% for the same quarter last year.

Income Taxes

The provision for income taxes for the first quarter of 2004 was $969, up slightly from $965 in the same period in 2003. The effective tax rate for the three months ended March 31, 2004 was 30.0% as compared to 30.6% for the same period in 2003. This reduction is partially attributable to the impact of NCCDC activities that generated $56 in tax credits in the first quarter of 2004.

Balance Sheet

At March 31, 2004, total assets were $752,392, an increase of $11,171 from December 31, 2003. The increase was primarily attributable to increases in loans of $2,697, cash and interest bearing deposits of $2,717, and short-term investments of $4,810. The net growth in assets was funded by growth in short-term purchased funds and Federal Home Loan Bank advances. Total deposits declined 3.0% or $17,531, to $563,813 at March 31, 2004 when compared to December 31, 2003. This decline in deposits was primarily the result of a shift from public funds deposits to alternative borrowing sources and from general economic weakness in the local market. Shareholders’ equity totaled $69,543 at March 31, 2004, increasing $1,408 from December 31, 2003. Net retained earnings (net income less cash dividends) for the three months ended March 31, 2004 totaled

$1,064. Other comprehensive income decreased by $340, primarily due to an increase in the market value of securities available for sale.

Nonperforming Assets

The level of nonperforming assets at March 31, 2004 remains at approximately the same level as December 31, 2003, and management believes nonperforming assets are well collateralized. Table 3 presents the level of nonperforming assets and respective ratios at the end of the last five calendar quarters.

Table 3 – Nonperforming Assets	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2004	2003	2003	2003	2003
Nonperforming Assets:
Nonaccrual loans	$5,234	$5,154	$3,481	$2,609	$2,319
Restructured loans	0	0	0	0	0
Other foreclosed assets	662	589	589	589	0
Total Nonperforming Assets	$5,896	$5,743	$4,070	$3,198	$2,319
Reserve for loan losses to total nonperforming assets	160.0%	150.0%	187.8%	222.1%	289.0%
Nonperforming assets to total loans	1.08%	1.06%	.75%	.61%	.45%
Nonperforming loans to total loans	.96%	.95%	.64%	.49%	.45%
Accruing loans past due 90 days	$0	$46	$25	$14	$62

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding nonperforming loans, approximated $23,242 and $21,747 at March 31, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Board of Directors. The amounts include results from a loan-by-loan evaluation of loans classified as “special mention”, “substandard” and “doubtful”, but are not included in the nonperforming loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased slightly from $5,154 at December 31, 2003 to $5,234 at March 31, 2004. Nearly all non-accrual loans are secured by real estate or commercial real estate. As of March 31, 2004, the Corporation did not have any loan concentrations which exceeded 10% of total loans.

The Corporation maintains a reserve for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The reserve is comprised of a general reserve, a specific reserve for identified problem loans and an unallocated reserve. The general reserve is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience, and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio. Specific reserves are established for all classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general reserve loss factor determination for those loans. The unallocated reserve recognizes the estimation risk associated with the allocated general and specific reserves and incorporates management’s evaluation of existing conditions that are not included in the allocated reserve determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. Table 4 presents information concerning the allocation of the Reserve for Loan Losses at March 31, 2004 and December 31, 2003.

Table 4 — Allocation of the Reserve for Loan Losses
(Dollars in thousands)	At
	March 31,	December 31,
	2004	2003
Commercial	$5,618	$5,495
Real Estate	319	405
Consumer	1,344	1,237
Off-balance sheet risk	150	113
Unallocated	388	480
Total Reserve for Loan Losses	$7,819	$7,730

Liquidity

Management of liquidity is of growing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds.

In addition to maintaining a stable core deposit base, the Corporation’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2004, securities and other short-term investments with maturities of one year or less totaled $41,888. In addition, the mortgage-backed securities provide an estimated cash flow of $14,603 over a twelve-month time horizon. The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides a reliable source of funds to support asset growth in excess of retail deposit growth. As of March 31, 2004, the Bank had total credit availability with the FHLB of $127,196, of which $90,303 was outstanding. The Bank also maintains borrowing capacity at the Federal Reserve Bank of Cleveland. At March 31, 2004, there were no borrowings on this borrowing base of $47,342. The Bank also maintains Federal funds lines of credit with correspondents totaling $24,000. There were $5,500 outstanding balances on these lines as of March 31, 2004.

Since the Corporation is a financial holding company and does not conduct operations, its only sources of operating liquidity are borrowings from outside sources and dividends paid to it by the Bank. For the Bank, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to the Corporation by its bank subsidiary, without prior regulatory approval, were limited to $12,257 at March 31, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. LNB Bancorp manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 2004, The Corporation’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for three, six and twelve month periods. Earnings-at-risk simulation indicates that the Corporation will experience net interest income improvement as rates rise. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Capital

The Corporation continues to maintain a strong capital position. Total shareholders’ equity reached a record high of $69,543, at March 31, 2004, an increase of $1,408, or 2.1% from December 31, 2003. The increase resulted primarily from $2,256 of net income generated for the three months ended March 31, 2004 less cash dividends payable to shareholders of $1,192. The change in intermediate term interest rates experienced in the first three months of 2004 has caused an increase in the fair value of available for sale securities which resulted in a increase in shareholders’ equity within accumulated other comprehensive income of $340 for the three months ended March 31, 2004. As of March 31, 2004, the Corporation held 149,029 shares of common stock as treasury stock at a cost of $2,881.

     The Corporation and the Bank continue to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, at March 31, 2004 and December 31, 2003, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Corporation are presented in Table 5.

			Minimum
	March 31,	December 31,	Well-capitalized
Table 5 – Capital Ratios	2004	2003	Ratio
Leverage Ratio	8.92%	8.92%	5.00%
Tier I Risk based Ratio	11.34%	11.32%	8.00%
Total Capital Ratio	12.59%	12.57%	10.00%

     The Corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions in markets near or within the Corporation’s current geographic market. As a result, acquisition discussions and, in some cases negotiations, take place and future acquisitions could occur. Corporate management believes that the Corporation’s current capital resources are sufficient to support any foreseeable acquisition activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within the Corporation, the dominant market risk exposure is changes in interest rates. The negative effects of this exposure are felt through the net interest margin, mortgage banking revenues and the market value of various assets and liabilities.

The Corporation manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at March 31, 2004. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Corporation applied these interest rate shocks to its financial instruments in 300, 200 and 100 basis point increasing rate scenarios. Scenarios testing 300, 200 and 100 basis points decreases in rates were not measured due to the low probability of such declines.

Table 6 presents the potential ratio of the Corporation’s interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) divided by its interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period), commonly referred to as the “interest rate sensitivity gap” or “gap”, for the current period and the cumulative position at three, six and twelve month time periods.

Table 6 — Interest Rate Sensitivity (Cumulative)
(Dollars in thousands)	Current	3 months	6 months	12 months
Rate Sensitive Assets (RSA)	$371,888	$388,344	$401,329	$418,195
Rate Sensitive Liabilities (RSL)	350,000	319,650	323,112	329,135
Net GAP Position (RSA/RSL)	21,387	68,694	78,216	89,059
Cumulative GAP	106%	116%	118%	122%

     Table 7 presents an analysis of the potential sensitivity of the Corporation’s net interest income to sudden and sustained 300, 200 and 100 basis point changes in market rates. The net interest income presented in each interest rate scenario represents the potential net interest income result for the next twelve months.

Table 7 — Earnings at Risk
(Dollars in thousands)	Base Case	+100 basis points	+200 basis points	+300 basis points
Net Interest Income	$31,702	$32,045	$32,389	$32,737

ALCO is aggressively managing the Corporation’s risk to net interest income in response to continued declines in the interest rate environment. The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Corporation may undertake in response to changes in interest rates.

Item 4. Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2003, pursuant to SEC rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Corporate Secretary concluded that as of March 31, 2004, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There was no significant change made in the Corporation’s internal control over financial reporting that occurred during the Corporation’s first quarter ended March 31, 2004, that was materially affecting, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of Shares (or	(d) Maximum Number (or Approximate
	(a) Total Number of	(b)	Units) Purchased as Part of	Dollar Value) of Shares (or Units)
	Shares (or Units)	Average Price Paid	Publicly Announced Plans or	that May Yet Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Programs
January 1, 2004 - January 31, 2004	0	N/A	0	N/A
February 1, 2004 - February 29, 2004	0	N/A	0	N/A
March 31, 2004 - March 31, 2004	0	N/A	0	N/A
Total	0	N/A	0	N/A

LNB Bancorp, Inc does not have any common stock repurchase plans, either publicly announced or non-publicly announced.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a) LNB Bancorp Inc.’s 2004 Annual Meeting of Shareholders was held on April 20, 2004.

b) Proxies were solicited by LNB Bancorp Inc.’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s four (4) nominees for election to the board of directors as listed in the proxy statement, and all such nominees were elected to the classes in the proxy statement pursuant to the vote of the shareholders.

The following presents Directors, elected for terms expiring in 2007, at the 2004 Annual Meeting.

Term
Class III Directors	Expires
Daniel P. Batista	2007
David M. Koethe	2007
Stanley G. Pijor	2007
Eugene M. Sofranko	2007

The following table presents Directors who continue for terms expiring in 2005 and 2006.

Term
Director	Expires
Terry D. Goode	2005
James R. Herrick	2005
Benjamin G. Norton	2005
John W. Schaeffer	2005
Robert M. Campana	2006
Lee C. Howley, Jr.	2006
James F. Kidd	2006
Jeffrey F. Riddell	2006

     c) Other matters voted upon

(1)	Election of four (4) Class III Directors to serve a three-year term until the Annual Meeting of Shareholders on April 17, 2007 were as follows:

			Percent of Affirmative
Class III Directors	For	Against	Vote
Daniel P. Batista	5,466,469	148,753	83
David M. Koethe	5,536,597	78,625	84
Stanley G. Pijor	5,251,138	364,084	79
Eugene M. Sofranko	5,525,309	89,913	83

     The total number of shares of LNB Bancorp, Inc. Common Stock, $1.00 par value, outstanding as of March 1, 2004, the record date of the Annual Meeting was 6,617,726. Total shares voted were 5,615,222 or 84.9% of the outstanding shares.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits — The following exhibits are filed as part of this report:

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(3.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A
(3.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A
(4.)	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)	N/A
(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated April 30, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated April 30, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

February 3, 2004 — LNB Bancorp, Inc. published and issued a press release announcing financial results for the three and twelve months ended December 31, 2003 dated January 28, 2004.

April 20, 2004 — LNB Bancorp, Inc. published and released its 1st Quarter 2004 Report to Shareholders and issued a press release announcing 1st Quarter 2004 Earnings dated April 20, 2004.

April 20, 2004 — LNB Bancorp, Inc. published and issued a press release announcing Lorain National Bank to Acquire Mortgage One Banc to Expand Market Presence in Consumer Mortgage Lending.

Also, see the Exhibit Index which is found on the next page of this Form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: April 30, 2004	/s/ Terry M. White
Terry M. White
Executive Vice President, Chief Financial Officer and Corporate Secretary

Date: April 30, 2004	/s/ Mitchell J. Fallis, CPA
Vice President and
Chief Accounting Officer

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(3.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A
(3.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A
(4.)	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)	N/A
(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated April 30, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated April 30, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.