Form 10-Q/A
period 2004-03-31
LNB BANCORP INC
filed 2004-05-11
CIK 737210

Form 10-Q/A

AMENDMENT NO. 1

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
Signatures
Certifications
CEO 302 CERT
CFO 302 CERT
906 CERTIFICATION
906 CERTIFICATION

Item 1. Financial Statements

Registrant is hereby amending its periodic report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on April 30, 2004. In that report, Registrant inadvertently provided on its Statement of Cash Flows for the period ended March 31, 2003 the figure of $6,832 for its "Cash and Cash Equivalents at Beginning of Year" line item. The correct amount for this line item is $26,832, and such amount is now appropriately indicated on Registrant's Statement of Cash Flows. All dollar amounts in this report are reported in thousands of dollars, except per share amounts. Registrant is resubmitting this Part I, Item 1 in its entirety.

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

LNB Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows
For the Three Month Period Ended (unaudited)

(Dollars in thousands)	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Interest received	$9,230	$9,827
Other income received	2,131	2,161
Interest paid	(2,041)	(2,526)
Originations of loans held for sale	(1,207)	(4,314)
Proceeds from sale of loans held for sale	1,596	5,295
Gain on sale of loans held for sale	(37)	(62)
Cash paid for salaries and employee benefits	(3,366)	(3,620)
Net occupancy expense of premises paid	(302)	(333)
Furniture and equipment expenses paid	(309)	(235)
Cash paid for supplies and postage	(252)	(282)
Cash paid for other operating expenses	(1,993)	(2,402)

Net Cash Provided by Operating Activities	3,450	3,509

Cash Flows from Investing Activities:
Proceeds from maturities of securities held to maturity	338	5,325
Proceeds from sales and maturities of securities available for sale	33,155	30,190
Purchases of securities held to maturity	(16,442)	0
Purchases of securities available for sale	(16,675)	(38,352)
Increase in loans available for sale	389	1,269
Net (increase) in loans made to customers	(3,960)	(4,839)
Purchases of bank premises and equipment	(741)	(228)
Proceeds from sales of bank premises and equipment	10	9
Proceeds from liquidation of other foreclosed assets	(242)	22
Purchases of other foreclosed assets	192	0

Net Cash Used in Investing Activities	(3,976)	(6,604)

Cash Flows from Financing Activities:
Net increase (decrease) in demand and other noninterest- bearing deposits	(2,443)	6,175
Net (decrease) in savings, Market Access and passbook deposits	(7,097)	(4,076)
Net increase (decrease) in certificates of deposit	(7,991)	10,629
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	7,940	(10,027)
Proceeds from Federal Home Loan Bank Advances	106,500	75,500
Cash paid on Federal Home Loan Bank Advances	(87,737)	(72,000)
Cash paid in lieu of fractional shares related to three-for-two stock split	0	(13)
Proceeds from exercise of stock options	0	19
Issuance of Treasury stock	4	6
Dividends paid	(1,123)	(1,188)

Net Cash Provided by Financing Activities	8,053	5,025

Net Increase in Cash and Cash Equivalents	7,527	1,930
Cash and Cash Equivalents at Beginning of Year	27,749	26,832

Cash and Cash Equivalents at End of Quarter	$35,276	$28,762

See accompanying notes to the condensed consolidated financial statements.

(Dollars in thousands)	March 31, 2004	March 31, 2003
Reconciliation of Net Income to Net cash Provided by Operating Activities:
Net Income	$2,256	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(1,207)	(4,314)
Proceeds from sale of loans held for sale	1,596	5,295
Gain on sale of investments and loans	(260)	(265)
Depreciation and amortization	433	393
Amortization of intangible assets	28	29
Amortization of premiums on investment securities	249	280
Amortization of deferred loan fees and costs, net	(44)	(80)
Provision for loan losses	525	564
Increase in cash surrender value of BOLI	(159)	(185)
(Increase) decrease in accrued interest receivable	90	(61)
(Increase) in other assets	(471)	(26)
Increase in accrued interest payable	65	0
Increase (Decrease) in accrued taxes, expenses and other liabilities	458	(239)
Other, net	(109)	(73)

Net Cash Provided by Operating Activities	$3,450	$3,509

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

SEC Staff Accounting Bulletin: No. 105 “Application of Accounting Principles to Loan Commitments”

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments.” This Staff Accounting Bulletin summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments, a loan committed at a specified rate, but funded later. Presently, the Corporation does not make loan commitments that will be funded at a later date, and therefore, the SEC Staff Accounting Bulletin had no impact on the financial position, results of operations or liquidity.

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

LNB BANCORP, INC. (Registrant)
Date: May 11, 2004	/s/ Terry M. White
Terry M. White
Executive Vice President, Chief Financial Officer and Corporate Secretary

Date: May 11, 2004	/s/ Mitchell J. Fallis, CPA
Vice President and
Chief Accounting Officer

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(3.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A
(3.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A
(4.)	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)	N/A
(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 11, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 11, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.