Form 10-Q
period 2004-06-30
LNB BANCORP INC
filed 2004-08-09
CIK 737210

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number: 0-13203

LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio (State of Incorporation)	34-1406303 (I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio (Address of principal executive offices)	44052 - 1769 (Zip Code)

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

Outstanding at August 5, 2004: 6,641,083 shares

Class of Common Stock: $1.00 par value

LNB Bancorp, Inc.

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets – June 30, 2004 and December 31, 2003
Consolidated Statements of Income – Three and six months ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows – Six months ended June 30, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity — Six months ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements
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
Signatures
Certifications
EX-2 ASSET PURCHASE AGREEMENT
EX-31(A) 302 CERTIFICATION FOR CEO
EX-31(B) 302 CERTIFICATION FOR CFO
EX-32(A) 906 CERTIFICATION FOR CEO
EX-32(B) 906 CERTIFICATION FOR CFO

LNB Bancorp, Inc.

Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Assets:
Cash and due from banks	$23,719	$24,646
Federal funds sold and short-term investments	6,811	3,103
Securities:
Available for sale, at fair value	128,017	143,459
Held to maturity, at cost (fair value $20,585 and $4,952 respectively)	20,944	4,789
Other investments and equity stock, at cost	3,690	3,879

Total securities	152,651	152,127

Loans:
Portfolio loans	544,367	528,096
Loans held for sale	4,516	6,215

Total loans	548,883	534,311
Reserve for loan losses	(7,989)	(7,730)

Net loans	540,894	526,581

Bank owned life insurance	13,023	12,702
Bank premises and equipment, net	11,908	11,009
Intangible assets	3,188	3,245
Accrued interest receivable	2,658	2,818
Other assets	4,736	4,401
Foreclosed assets	596	589

Total Assets	$760,184	$741,221

Liabilities and Shareholders’ Equity:
Deposits:
Demand and other noninterest-bearing deposits	$91,024	$86,693
Savings, market access and passbook accounts	292,554	277,197
Certificates of deposit	206,955	217,454

Total deposits	590,533	581,344

Securities sold under repurchase agreements and other short-term borrowings	18,915	15,023
Federal Home Loan Bank advances	77,301	71,540
Accrued interest payable	857	875
Accrued taxes, expenses and other liabilities (Note 6)	4,407	4,304

Total liabilities	692,013	673,086

Shareholders’ Equity: (Note 4)
Common stock, $1.00 par: Shares authorized 15,000,000, Shares issued 6,766,867 and 6,766,867, respectively; Shares outstanding 6,641,083 and 6,617,618 respectively	6,767	6,767
Additional capital	26,243	26,243
Retained earnings	40,443	38,714
Accumulated other comprehensive income (loss)	(2,851)	(704)
Treasury stock at cost, 125,784 and 149,249 shares, respectively	(2,431)	(2,885)

Total Shareholders’ Equity	68,171	68,135

Commitments and contingencies (Note 7)
Total Liabilities and Shareholders’ Equity	$760,184	$741,221

See accompanying notes to the consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$7,913	$8,308	$15,706	$16,510
Interest and dividends on securities:
U.S. Government agencies and corporations	934	1,080	1,886	2,318
States and political subdivisions	128	157	273	312
Other debt and equity securities	73	72	145	151
Interest on Federal funds sold and other interest-bearing	19	9	33	21

Total interest income	9,067	9,626	18,043	19,312

Interest Expense:
Interest on deposits
Time certificates of $100,000 and over	321	385	655	760
Other deposits	1,286	1,498	2,566	3,174
Interest on securities sold under agreements to repurchase and other short-term borrowings	51	47	92	115
Interest on Federal Home Loan Bank advances	528	422	979	829

Total interest expense	2,186	2,352	4,292	4,878

Net Interest Income	6,881	7,274	13,751	14,434

Provision for Loan Losses	425	570	950	1,134

Net Interest Income after Provision for Loan Losses	6,456	6,704	12,801	13,300

Non-Interest Income:
Service charges on deposits accounts	1,031	1,109	2,015	2,055
Electronic banking fees	643	627	1,274	1,308
Investment and Trust Services Income	486	400	1,072	854
Gain on sale of securities	0	247	223	450
Income from investment in life insurance	161	193	320	377
Other service charges, exchanges and fees	130	127	241	233
Gain on sale of loans	46	79	83	141
Other noninterest income	99	76	224	139

Total Non-Interest Income	2,596	2,858	5,452	5,557

Non-Interest Expenses:
Salaries and employee benefits (Notes 5 and 6)	2,907	2,900	5,945	6,048
Net occupancy expenses	409	377	783	789
Furniture and equipment expenses	659	611	1,329	1,160
Card-related expenses	393	344	725	636
Supplies and postage	257	256	509	538
Professional services	300	606	534	824
Marketing and advertising	314	165	493	405
Ohio franchise tax	180	181	368	362
Other noninterest expenses	859	642	1,568	1,459

Non-Interest Expenses	6,278	6,082	12,254	12,221

Income Before Income Taxes	2,774	3,480	5,999	6,636

Income Taxes	794	1,156	1,763	2,121

Net Income	$1,980	$2,324	$4,236	$4,515

Net Income Available to Common Shareholders:
Basic Earnings Per Share (Note 2)	$.30	$.35	$.64	$.68
Diluted Earnings Per Share (Note 2)	$.30	$.35	$.64	$.68

See accompanying notes to the consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	For the Six Month Periods Ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Interest received	$18,720	$19,758
Other income received	4,858	5,187
Interest paid	(4,310)	(4,883)
Originations of loans held for sale	(1,950)	(10,789)
Proceeds from sale of loans held for sale	2,339	12,065
Gain on sale of securities	(223)	(450)
Gain on sale of loans held for sale	(83)	(141)
Cash paid for salaries and employee benefits	(6,306)	(6,472)
Net occupancy expense of premises paid	(783)	(754)
Furniture and equipment expenses paid	(1,329)	(531)
Cash paid for supplies and postage	(509)	(538)
Cash paid for other operating expenses	(3,265)	(7,289)
Federal income taxes paid	(825)	(1,900)

Net Cash Provided by Operating Activities	6,334	3,263

Cash Flows from Investing Activities:
Proceeds from maturities of securities held to maturity	273	6,587
Proceeds from sales and maturities of securities available for sale	45,965	96,975
Purchases of securities held to maturity	(16,517)	0
Purchases of securities available for sale	(33,651)	(117,138)
Increase in loans held for sale	389	1,135
Net (increase) in loans made to customers	(14,950)	(20,131)
Purchases of bank premises and equipment	(1,783)	(501)
Proceeds from sales of bank premises and equipment	0	51
Proceeds from liquidation of other foreclosed assets	271	22
Purchases of other foreclosed assets	(278)	(589)

Net Cash Used in Investing Activities	(20,281)	(33,589)

Cash Flows from Financing Activities:
Net increase in demand and other noninterest- bearing deposits	4,331	18,267
Net increase (decrease) in savings, market access and passbook deposits	15,358	(1,214)
Net increase (decrease) in certificates of deposit	(10,499)	8,450
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	3,892	(9,786)
Proceeds from Federal Home Loan Bank Advances	103,000	160,235
Repayment of Federal Home Loan Bank Advances	(97,239)	(139,735)
Cash paid in lieu of fractional shares related to three-for-two stock split	0	(13)
Issuance of Common Stock under stock option plans	0	51
Proceeds from the exercise of stock options plans	333	0
Issuance of Treasury Stock under employee benefit plans	0	8
Dividends paid	(2,448)	(2,311)

Net Cash Provided by Financing Activities	16,728	33,952

Net Increase in Cash and Cash Equivalents	2,781	3,626
Cash and Cash Equivalents at Beginning of Year	27,749	26,832

Cash and Cash Equivalents at End of Quarter	$30,530	$30,458

Reconciliation of Net Income to Net Cash Provided by	For the Six Month Periods Ended
Operating Activities:	June 30, 2004	June 30, 2003
Net Income	$4,236	$4,515
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	(1,950)	(10,789)
Proceeds from sale of loans held for sale	2,339	12,065
Gain on sale of securities	(223)	(450)
Gain on sale of loans	(83)	(141)
Depreciation and amortization	876	788
Amortization of intangible assets	57	56
Amortization of premiums on investment securities	377	597
Amortization of deferred loan fees and costs, net	171	(283)
Provision for loan losses	950	1,134
(Increase) in cash surrender value of BOLI	(321)	(377)
Decrease in accrued interest receivable	160	118
(Increase) in other assets	(335)	(2,851)
(Decrease) in accrued interest payable	(18)	(5)
Increase (Decrease) in accrued taxes, expenses and other liabilities	103	(439)
Other, net	(5)	(675)

Net Cash Provided by Operating Activities	$6,334	$3,263

See accompanying notes to the consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)
(Dollars in thousands except per share data)

				Accumulated
				Other		Total
	Common	Additional	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	equity
Balance at January 1, 2003	$4,501	$28,319	$35,639	$1,054	$(2,900)	$66,613

Add (deduct)
Net income for period			4,515			4,515
Net unrealized losses on securities available for sale, net of tax				(375)		(375)

Total Comprehensive Income						4,140

Issuance of common stock under stock option plans	4	47				51
Issuance of treasury stock under employee benefit plans					8	8
Dividends declared – Common ($.34 per share)			(2,208)			(2,208)
Issuance of 2,250,210 shares of common under 3 for 2 stock split	2,250	(2,250)				0
Payment of cash in lieu of fractional shares issued under three-for-two stock split			(13)			(13)

Balance at June 30, 2003	$6,755	$26,116	$37,933	$679	$(2,892)	$68,591

				Accumulated
				Other		Total
	Common	Additional	Retained	Comprehensive		Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Treasury Stock	equity
Balance at January 1, 2004	$6,767	$26,243	$38,714	$(704)	$(2,885)	$68,135

Add (deduct)
Net income for period			4,236			4,236
Net unrealized losses on securities available for sale, net of tax				(2,147)		(2,147)

Total Comprehensive Income						2,089

Issuance of Treasury stock under stock option agreements			(121)		454	333
Dividends declared – Common ($.36 per share)			(2,386)			(2,386)

Balance at June 30, 2004	$6,767	$26,243	$40,443	$(2,851)	$(2,431)	$68,171

See accompanying notes to the consolidated financial statements.

LNB Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

These consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The term “the Corporation” refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries, The Lorain National Bank and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, North Coast Community Development Corporation (“NCCDC”). All dollar amounts in this report are reported in thousands of dollars, except per share amounts.

Management believes that these unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The LNB Bancorp’s 2003 Annual Report to Shareholders (Form 10-K) should be read in conjunction with these statements.

2. Earnings Per Share Data

Earnings per share data for the three and six month periods ended June 30, 2004 and 2003 are calculated as follows.

	For the Three Months Ended June 30, 2004
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$1,980

Basic EPS – Income available to common shareholders	$1,980	6,625,312	$.30

Effect of Dilutive Securities – Incentive Stock Options	-0-	341

Diluted EPS – Income available to common shareholders and assumed conversions	$1,980	6,625,653	$.30

	For the Three Months Ended June 30, 2003
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$2,324

Basic EPS – Income available to common shareholders	$2,324	6,603,920	$.35

Effect of Dilutive Securities – Incentive Stock Options	-0-	20,343

Diluted EPS – Income available to common shareholders and assumed conversions	$2,324	6,624,263	$.35

	For the Six Months Ended June 30, 2004
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$4,236

Basic EPS – Income available to common shareholders	$4,236	6,621,491	$.64

Effect of Dilutive Securities – Incentive Stock Options	-0-	797

Diluted EPS – Income available to common shareholders and assumed conversions	$4,236	6,622,288	$.64

	For the Six Months Ended June 30, 2003
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$4,515

Basic EPS – Income available to common shareholders	$4,515	6,602,924	$.68

Effect of Dilutive Securities – Incentive Stock Options	-0-	18,008

Diluted EPS – Income available to common shareholders and assumed conversions	$4,515	6,620,932	$.68

3. Critical Accounting Policies and New Accounting and Regulatory Pronouncements

Critical Accounting Policies

The Corporation maintains critical accounting policies for the allowance for loan losses, classification and evaluation of securities valuation and a deferred tax asset valuation reserve. Refer to notes 1,5,7 and 12 of the Notes to Consolidated Financial Statements for additional information incorporated by reference to the 2003 Annual Report to Shareholders on Form 10-K.

Impacts of Accounting and Regulatory Pronouncements

Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the financial position, results of operations or liquidity of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

Financial Accounting Standards Board:

The Financial Accounting Standards Board (FASB) has issued:

SFAS No. 132(Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132® also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Corporation adopted the additional year-end disclosure requirements under SFAS No. 132® during the fourth quarter of 2003 and the interim-period financial statement disclosure requirements starting in the first quarter of 2004. Its adoption did not have a material impact on our financial position, results of operation, or liquidity. SFAS No. 132® disclosures are included in Note 5.

FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” and FASB Interpretation No. 46R (FIN No. 46(R)), “Consolidation of Variable Interest Entities— an interpretation of ARB 51 (revised December 2003)”

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN No. 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Interpretation No. (46R) (FIN No. 46(R)), Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN No. 46. FIN No. 46(R) was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 (R) as of December 24, 2003. Application of FIN No. 46(R) is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004. The Corporation had no variable interest entities and therefore, the interpretation of FIN No. 46(R) had no impact on the financial position, results of operations or liquidity.

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

SEC Staff Accounting Bulletin: No. 105, “Application of Accounting Principles to Loan Commitments”

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments.” This Staff Accounting Bulletin summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments, a loan committed at a specified rate, but funded later. Presently, the Corporation does not make loan commitments that will be funded at a later date, and therefore, the SEC Staff Accounting Bulletin had no impact on the Corporation’s financial position, results of operations or liquidity.

FASB Exposure Draft “Proposed Statement of Financial Accounting Standard – Fair Value Measurement”

On June 23, 2004, The Financial Accounting Standards Board released an exposure draft “Proposed Statement of Financial Accounting Standard – Fair Value Measurement”. This proposed standard related to the application of methods for measuring the fair value of assets and liabilities and related expanded disclosure requirements. This proposal, in final form, is expected to become effective for fiscal years ending after June 15, 2005. When adopted, this proposed standard is not expected to have a material impact the financial position, results of operations or liquidity of the Corporation.

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

4. Common Stock

On February 25, 2003, the Board of Directors of LNB Bancorp, Inc. declared a three-for-two split of common stock. Shareholders received one additional common share for every two shares owned on the stock-split record date of March 10, 2003. Shareholders participating in the Bancorp’s dividend reinvestment plan, LNBB Direct (the Plan), were issued fractional shares. Shareholders not participating in the Plan were issued cash in lieu of fractional shares. For additional information see Form 8-K filed on February 25, 2003. Prior year share and per share data were restated to reflect this stock-split.

On February 17, 2004, the Board of Directors of LNB Bancorp, Inc. declared a first quarter cash dividend of $.18 per share payable April 1, 2004, to shareholders of record on March 15, 2004. This represents a 5.9 percent increase from last year’s first quarter cash dividend of $.17 per share.

On May 18, 2004, the Board of Directors of LNB Bancorp, Inc. declared a second quarter cash dividend of $.18 per share payable in July 1, 2004, to shareholders of record on June 14, 2004. This represents a 5.9 increase from last year’s second quarter cash dividend of $.17 per share.

5. Stock-Based Compensation

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123’s fair value method for accounting, if a company so elects. In accordance with the transitional guidance of SFAS No. 148, the fair value method of accounting for stock options should be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the notes to the consolidated financial statements. The Corporation did not issue any stock options during the first six months of 2004 or during 2003. All stock options issued were 100% vested at June 30, 2004 and 2003, and therefore had compensation cost for the Corporation’s stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would not have been impacted.

6. Retirement Pension Plan

The Bank’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits will be accrued under the Plan after December 31, 2002. The 2003 loss recognized due to settlement in the amount of $10 results from significant lump sum distributions paid in 2003, but not actuarially projected for 2003.

The net periodic pension cost charged to salaries and benefits expense in the income statements amounted to $19 and $38 for the second quarter and six month periods ended June 30, 2004. This compares to $29 and $58 for the same periods in 2003.

	For the Three Month		For the Six Month
	Periods Ended		Periods Ended
Components of Net Periodic Pension Cost
(Dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$113	$120	$226	$239

Interest cost	(94)	(96)	(188)	(191)

Loss recognized due to settlement	0	5	0	10

Net Periodic Pension Cost	$19	$29	$38	$58

Employer Contributions

The Corporation previously disclosed in its 2003 Annual Report to Shareholders on Form 10-K, that it expected to contribute $500 to the Lorain National Bank Retirement Pension Plan in 2004. Accordingly, a $500 cash contribution was made to the Plan in March 2004.

7. Contingent Liabilities, Guarantees, Commitments and Related Party Transactions

Litigation

In the ordinary course of business the Corporation is subject to legal actions that involve claims of monetary relief. Based on information presently known, management does not believe there are any legal actions or proceedings to which the Corporation or any of its subsidiaries are a party, will have a material impact on the financial position, results of operations or liquidity of the Corporation.

Commitments

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions in the contract. Substantially all these commitments are variable rate. Most of the Bank’s activities are in its defined market area. There is no exposure to high leveraged transactions or foreign credits. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

8. Acquisition

On July 2, 2004, LNB Bancorp, Inc. issued a press release on Form 8-K regarding the signing of a definitive agreement to acquire Mortgage One Services, Inc., an Ohio corporation with headquarters in Lorain, Ohio. This transaction is expected to close in August 2004. The new entity will be incorporated as LNB Mortgage LLC and conduct business under the trademark name Mortgage One Banc. LNB Mortgage LLC will operate as a wholly-owned subsidiary of Lorain National Bank. This transaction will be accounted for as a purchase of assets and assumption of certain liabilities of Mortgage One Services, Inc. The assets are predominately the furniture and fixtures of Mortgage One Services, Inc. and intangibles. LNB Mortgage LLC will also assume the remaining term of a lease on the one location of Mortgage One Services, Inc. For more information on this transaction see The Asset Purchase Agreement between Lorain National Bank and Mortgage One Banc that is included in this Form 10-Q filing as Exhibit 2. As part of this transaction, Lorain National Bank will enter into an Employment Contract with the President of Mortgage One Banc, to continue in his current role after this transaction closes.

Part I

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the Corporation’s financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.

Certain statements contained herein are not based on historical facts and are “forward-looking statements”. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations of those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Corporation operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Introduction

LNB Bancorp, Inc. is the financial holding company for Lorain National Bank. The Corporation is headquartered in Lorain, Ohio and operates 19 offices in three counties in northern Ohio. As disclosed in the Corporation’s 2003 Annual Report on Form 10-K, two new offices were scheduled to open during 2004. The first new office, located in Avon, Ohio opened for business in March 2004. The second new office, located in Avon Lake, Ohio opened in May 2004. The most material current trend continues to be the trends in revenue growth. As disclosed in the Results of Operations section of this report, expense control efforts have been successful this year, but the efficiency ratio has risen due to depressed revenue. The primary source of the Corporation’s revenue is net interest income. The economy and competitive pressures have clearly impacted this component of revenue. The local economy has continued to depress the Company’s asset growth and more specifically loan growth. The local area conditions have also impacted the deposit market which has grown more slowly in 2004 than historically. Competitive pressures have also impacted asset and deposit growth. With the economy weak, a fewer number of loans and deposits are being generated, and these are being subjected to extreme competitive pressure.

Results of Operations (Dollars in Thousands)

Net income for the second quarter of 2004 was $1,980, a decrease of $344 from $2,324 reported in the same period in 2003. Basic and diluted earnings per common share for the second quarter of 2004 were $.30, as compared to $.35 for the same period in 2003. Net income for the first six months of 2004 was $4,236, a decrease of $279 from $4,515 reported in the same period in 2003. Basic and diluted earnings per common share for the first six months of 2004 were $.64, as compared to $.68 for the same period in 2003.

Return on average assets (ROAA) and return on average equity (ROAE) were 1.05% and 11.60%, respectively, for the second quarter of 2004, as compared to 1.27% and 13.68% for the same period in 2003. ROAA and ROAE were 1.13% and 12.39%, respectively, for the six month period ended June 30, 2004, as compared to 1.26% and 13.45% for the same period in 2003.

Table 1 containing selected operating data follows:

	Three Months Ended		Six Months Ended
Table 1 Operating Data	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net interest income	$6,881	$7,274	$13,751	$14,434
Provision for loan loss	425	570	950	1,134
Noninterest Income	2,596	2,858	5,452	5,557
Noninterest Expense	6,278	6,082	12,254	12,221
Net Income	$1,980	$2,324	$4,236	$4,515
Basic earnings per share	$.30	$.35	$.64	$.68
Diluted earnings per share	$.30	$.35	$.64	$.68
Cash dividends per Common share	$.18	$.17	$.36	$.34
Dividend Payout Ratio	60.0%	48.6%	56.3%	50.0%
ROAA	1.05%	1.27%	1.13%	1.26%
ROAE	11.60%	13.68%	12.39%	13.45%
Net interest margin	3.94%	4.52%	3.97%	4.36%
Efficiency ratio	65.68%	57.90%	63.32%	60.71%

Net Interest Income

Net interest income is the difference between the interest and dividend income earned on our loans and investments and interest expense on our deposits and borrowings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest earning assets and interest bearing liabilities, interest rate fluctuations and asset quality in general, as well as general economic conditions and regulatory policies. Net interest income is the most significant component of the Corporation’s earnings.

Net interest income for the second quarter of 2004 was $6,881, a decrease of $393 or 5.4% from $7,274 in the second quarter of 2003. The structure of the balance sheet and competitive market pressures contributed to this result. The balance sheet is structured to benefit from rising rates. The average yield on earnings assets declined 74 basis points in the three month period ended June 30, 2004 as compared to the same period in 2003. This is primarily the result of a 126 basis point decline, and a 57 basis point decline, in the yields on securities and loans respectively during the quarter, as compared to the second quarter of 2003. The prolonged declining rate environment has impacted the yields on securities by accelerating cashflow in an unattractive reinvestment environment. The decline in the average loan yield is a function of the prime rate nature of the portfolio and competitive pressure.

The Corporation’s net interest income has also been impacted by the slow recovery of the local economy. Average earning assets were $710.4 million during the second quarter of 2004, an increase of $32.4 million or 4.8% from the second quarter last year. Modest commercial and home equity loan growth was supplemented by consumer loans purchased from another financial institution. Offsetting some of this growth was continued runoff in the mortgage loan portfolio. Average deposits were $585.4 million for the second quarter of 2004, down $1.4 million or .2% from the same quarter last year. Time deposits averaged $209.5 million for the quarter ended June 30, 2004, a decline of $6.5 million from the same period in 2003. A portion of this decline was offset by growth in savings deposits. With deposits declining slightly, asset growth was funded with substantially higher levels of average borrowings. Total borrowings increased by 37.1% to average $99.4 million for the second quarter of 2004, as compared to the same quarter last year. The majority of this increase was in term Federal Home Loan Bank borrowings which grew of 43.8%. The migration from core funding to borrowings has a tangible cost, as the average rate on interest bearing deposits was 1.31% as compared to the average rate on borrowings of 2.34% in the second quarter of 2004.

Table 2 presents the components of the Corporation’s net interest income for the three month periods ended June 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans are included in the average balances.

(Dollars in thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
		Interest			Interest
	Average	Income/		Average	Income/
Table 2 – Components of net interest income	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Fed funds sold and interest bearing deposits with banks	$7,219	$19	1.06%	$3,235	$7	.87%
Securities	158,958	1,216	3.07	156,019	1,685	4.33
Gross loans	544,233	7,913	5.85	518,730	8,308	6.42

Total earning assets	710,410	$9,148	5.18%	677,984	$10,000	5.92%
Noninterest assets	48,031			54,203

Total assets	$758,441			$732,187

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction deposits	$176,215	$301	.69%	$176,509	$344	.78%
Savings deposits	108,314	85	.31	104,970	95	.36
Time deposits	209,470	1,222	2.35	215,952	1,444	2.68

Total interest bearing deposits	493,999	1,608	1.31	497,431	1,883	1.52
Short-term borrowings	19,983	41	.83	17,336	38	.88
FHLB advances	79,373	537	2.72	55,210	431	3.13

Total interest bearing liabilities	593,355	$2,186	1.48%	$569,977	$2,352	1.66%
Noninterest bearing liabilities	96,425			93,816
Shareholders’ equity	68,661			68,394

Total liabilities and equity	$758,441			$732,187

Net interest income (tax equivalent)		$6,962			$7,648

Net interest spread (tax equivalent)			3.70%			4.26%

Net interest margin (tax equivalent)			3.94%			4.52%

The Corporation’s net interest margin for the six months ended June 30, 2004 was $13,751, a decrease of $683, or 4.73% from the first half of 2003. The impact of the prolonged interest rate environment can be seen in the overall yield on earning assets of 5.20%, which is a decline of 72 basis points for the first six months of 2004 as compared to the same period in 2003. Earning asset yields continue to be impacted by competitive market pressures and the prepayment of assets resulting in shorter durations and considerable cashflow. The low interest rate environment, in addition to compressing asset yields has also impacted the cost of funding. This can be seen in the average rate on interest bearing liabilities, which was 1.47% for the first six months of 2004 compared to 1.74% for the first six months of 2003. Although this is a 27 basis point decrease from the rate paid on interest bearing deposits and purchased funds in the first six months of 2003, it represents less than half the yield decline that was experienced by the earnings assets being funded by these sources. This demonstrates the impact of the practical rate floors that have been reached on the savings and transaction accounts. In recent weeks, market rates on deposit accounts have begun to rise in anticipation of what is expected to be a series of Federal Reserve Bank rate increases. This has had the effect of reducing the demand for term investment such as certificates of deposit, and increasing the demand for more liquid transaction accounts.

The impact of the slow economic recovery in the local market can be seen in the change in earnings assets. For the six month period ended June 30, 2004, average earning assets were $703.7 million as compared to $674.0 million of the same period in 2003. This is an increase of 4.4%, or about half the historical annual growth rate experienced by the Corporation. The Corporation believes that the improving economy and the associated asset growth, combined with increasing interest rates and slower prepayment rates, will begin to improve net interest income in future periods.

Table 3 presents the components of the Corporation’s net interest income for the six month periods ended June 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans are included in the average balances.

(Dollars in thousands)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
		Interest			Interest
	Average	Income/		Average	Income/
Table 3 – Components of net interest income	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Fed funds sold and interest bearing deposits with banks	$5,944	$33	1.12%	$3,231	$21	1.31%
Securities	157,858	2,453	3.07	156,763	2,921	4.33
Gross loans	539,881	15,706	5.85	514,028	16,510	6.48

Total earning assets	703,683	$18,192	5.20%	674,022	$19,452	5.92%

Noninterest earning assets	48,950			50,717

Total assets	$752,633			$724,739

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction deposits	$172,907	$526	.61%	$178,007	$780	.88%
Savings deposits	106,172	162	.31	100,654	208	.42
Time deposits	212,980	2,533	2.39	214,198	2,946	2.77

Total interest bearing deposits	492,059	3,221	1.32	492,859	3,934	1.61

Short-term borrowings	18,971	83	.88	17,296	106	1.24
FHLB advances	77,563	988	2.56	55,240	838	3.06

Total interest bearing liabilities	588,593	$4,292	1.47%	565,395	$4,878	1.74%

Noninterest bearing liabilities	95,299			91,647
Shareholders’ equity	68,741			67,697

Total liabilities and equity	$752,633			$724,739

Net interest income (tax equivalent)		$13,900			$14,574

Net interest spread (tax equivalent)			3.73%			4.18%

Net interest margin (tax equivalent)			3.97%			4.36%

Provision for loan losses

The provision for loan losses represents the charge to income necessary to adjust the reserve for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio which have been incurred at the balance sheet date. The provision for loan losses decreased $145 or 25.4% to $425 in the second quarter of 2004 compared to $570 in the second quarter of 2003. The provision for loan losses for the six month period ended June 30, 2004 was $950, as compared to $1,134 for the same period in 2003. This represents a $184 reduction or 16.2%. The lower provision for loans losses is due to two factors. First, actual net charge-offs for the first six months of 2004 were nearly unchanged from the same period in 2003, and the forecast for charge-offs over the next 12 months indicates improving economic conditions. Net charge-offs were $255 and $691 for the three and six month periods ended June 30, 2004. This compares to $168 and $682 for the same periods ended June 30, 2003. On an annualized basis, these totals represent .19% and .26% of average loans during the three and six month periods ended June 30, 2004, as compared to .13% and .27% for the same periods in 2003. The second factor is the perceived and actual trends in the level of potential problem loans, other foreclosed assets and nonaccrual loans. Management does not expect that the level of nonaccrual loans will significantly decline in the next six months, but trends indicate improvements in the levels of potential problem loans and foreclosed assets. Table 4 presents a summary of The Corporation’s loan loss experience for the three and six months ended June 30, 2004 and 2003.

	For the Three Months		For the Six Months
	Ended		Ended
Table 4 - Reserve for loan losses	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$7,819	$6,703	$7,730	$6,653
Charge-offs:
Commercial	50	77	423	373
Real estate	2	0	12	0
Consumer	234	170	365	473
Total charge-offs	286	247	800	846
Recoveries:
Commercial	0	20	28	28
Real estate	0	0	0	0
Consumer	31	59	81	136
Total recoveries	31	79	109	164
Net charge-offs	255	168	691	682
Provision for loan losses	425	570	950	1,134

Reserve for loan losses	$7,989	$7,105	$7,989	$7,105

For more information see sections titled “Non-performing Assets” and “Reserve for Loan Losses”.

Noninterest Income

The change in noninterest income reflects local economic factors, one-time income items, and efforts to expand fee-based product offerings. Noninterest income for the second quarter of 2004 was $2,596, a decrease of $262 or 9.2% from $2,858 for the same quarter of 2003. This decline was primarily the result of weakness in service charges on deposits accounts which were down $78 or 7.0%, a decline of $32 in income from investments in life insurance, and a decline in the gains on sale of securities of $247. The weakness in service charges on deposit accounts reflects general economic trends. The single largest component of service charges on deposit accounts is overdraft fees. These fees are generated based on customer transaction activity. Management attributes the weakness in these fees to the impact of the weak local economy on transaction volume. The reduction in income on investments in life insurance reflects long-term interest rates and the impact this has on the earnings rate of these long-term investments. Gain on the sale of securities is a non-core income source. The gains taken in the second quarter of 2003 reflected management efforts to reposition the securities portfolio for rising interest rates. Partially offsetting these trends were a 21.5% increase in Investment and Trust Division income, modest improvement in electronic banking fees and other service charges, and fees earned on the placement of loans with third party lenders. For the first six months of 2004, noninterest income was $5,452, a decline of $105 or 1.9% from $5,557 for the same period in 2003. The factors impacting the second quarter comparison with the same quarter last year also explain the changes between the first six months of 2004 and the same period in 2003.

Noninterest Expense

Noninterest expense for the second quarter of 2004 was $6,278, an increase of $196 or 3.2%, from $6,082 reported for the same quarter of 2003. This was due primarily to increases in net occupancy costs, furniture and equipment expenses, marketing and advertising, and other noninterest expenses. The increases in net occupancy and furniture and equipment expenses are related to ongoing technology upgrade projects and the new branches opened during the first six months of 2004. The increase in other noninterest expense is attributable to higher telephone expenses. The telephone expenses for the current period are at normal levels. The telephone expense in the second quarter of 2003 reflected a one-time refund from the service provider for over-billing. Marketing expense increased for the three month and six month periods ended June 30, 2004 as compared to the same periods in 2003 due to higher advertising expenses and the marketing costs associated with the opening of two new branches. The advertising expense increase was primarily due to more newspaper advertising. Offsetting a portion of these increases were reductions in outside services. This was primarily related to lower expenses for compliance and legal work. The compliance variance is somewhat related to the timing and billing of such work during the year. The legal fees are down due to the SEC settlement reported on Form 8-K on May 19, 2004, and generally better institutional control over how legal services are incurred. The efficiency ratio was 65.68% for the second quarter of 2004, up from 57.90% for the same quarter last year. With noninterest expense increasing only fractionally, the efficiency ratio is being driven higher by the declining revenue of the Corporation. Noninterest expense for the six month period ended June 30, 2004 was $12,254, an increase of $33 or .3%, from $12,221 reported for the same period of 2003. The same trends in the expense components highlighted in the quarter over quarter comparison are present in the six month comparison.

Income Taxes

The provision for income taxes for the second quarter and first six months of 2004 were $794 and $1,763 respectively. This represents reductions from $1,156 and $2,121 for the same periods in 2003. These reductions are attributable to lower pretax income and the impact of North Coast Community Development Corporation (NCCDC) activities that have begun to generate tax credits in 2004.

NCCDC is a subsidiary of Lorain National Bank. It was formed in late 2002 as a Community Development Corporation (CDC) in order to make investments in low income census tracts and to apply for the related Federal tax credits made available to such CDC’s. NCCDC was awarded tax credits in late 2003 for investments up to $9 million.

In 2004, despite the weak local economy, NCCDC was capitalized for $4.5 million, and at June 30, 2004 had approved 4 customers that qualified for investment and thereby have generated tax credits in 2004. The impact of these credits reduced the Corporation’s effective tax rate to 28.6% for the three month period ended June 30, 2004 as compared to 33.2% for the same period in 2003. The effective tax rate for the six month period ended June 30, 2004 was 29.4% a decrease from 32.0% for the same period in 2003.

Financial Condition (Dollars in thousands)

At June 30, 2004, total assets were $760,184, an increase of $18,963 from December 31, 2003. This increase was primarily attributable to increases in loans of $14,572, premises, equipment and intangibles of $899, and short-term investments of $3,708. This net growth in assets was funded by growth in other borrowings, including Federal Home Loan Bank advances, of $9.7 million or 11.2%. Total deposits increased 1.6% or $9.2 million, to $590,533 at June 30, 2004 when compared to December 31, 2003. This increase in deposits was primarily due to growth in transaction accounts partially offset by lower time deposit balances. Shareholders’ equity totaled $68,171 at June 30, 2004, increasing $36 from December 31, 2003. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2004 totaled $1,850. Accumulated other comprehensive income (loss) was $(2,851), which represents a change from December 31, 2003 of $2,147. This was due to a decrease in the market value of securities available for sale. The net effect of the issuance of Treasury stock under stock option plans was $333.

Components of the Loan Portfolio

Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued on an aggregate basis at the lower of carrying amount or fair value. Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit related fees, including letter and line of credit fees are recognized as fee income when earned.

Table 5 presents the components of total loans at June 30, 2004, December 31, 2003 and June 30, 2003.

Table 5 Loan Portfolio	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Commercial	$320,937	$297,468	$287,601
Mortgage	100,420	113,649	115,976
Installment	61,997	59,217	58,056
Home Equity	61,013	57,762	53,752
Loans held for sale	4,516	6,215	11,838
Total loans	$548,883	$534,311	$527,223

Nonperforming Assets

The level of nonperforming assets at June 30, 2004 remains at approximately the same level as December 31, 2003, and management believes nonperforming assets are well collateralized. Table 6 presents the level of nonperforming assets and respective ratios at the end of the last five calendar quarters.

Commercial loans secured by real estate are designated as non-performing when either principal or interest payments are 90 days or more past due, terms are renegotiated below market level, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status.

Consumer loan are subject to mandatory charge-off at a specific delinquency date and except for residential real estate loans, are not classified as nonperforming prior to being charge-off. Closed-end consumer loans, which include installment and student loans are generally charged-off in full no later than 120 days past due.

Table 6 – Nonperforming Assets	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2004	2004	2003	2003	2003
Nonperforming Assets:
Non-accrual loans	$5,452	$5,234	$5,154	$3,481	$2,609
Restructured loans	0	0	0	0	0
Other foreclosed assets	596	662	589	589	589
Total Nonperforming Assets	$6,048	$5,896	$5,743	$4,070	$3,198
Reserve for loan losses to total nonperforming assets	132.1%	160.0%	150.0%	187.8%	222.1%
Nonperforming assets to total loans	1.10%	1.08%	1.06%	.75%	.61%
Nonperforming loans to total loans	.99%	.96%	.95%	.64%	.49%
Accruing loans past due 90 days	$281	$0	$46	$25	$14

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding nonperforming loans, approximated $22,836, $23,242 and $21,747 at June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Board of Directors. The amounts include results from a loan-by-loan evaluation of loans classified as “special mention”, “substandard” and “doubtful”, but are not included in the nonperforming loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased slightly to $5,452, from $5,234 at March 31, 2004 and $5,154 at December 31, 2003. Nearly all non-accrual loans are secured by real estate or commercial real estate. As of June 30, 2004, the Corporation did not have any loan concentrations which exceeded 10% of total loans.

The Corporation maintains a reserve for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The reserve is comprised of a general reserve, a specific reserve for identified problem loans and an unallocated reserve. The general reserve is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience, and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio. Specific reserves are established for all classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general reserve loss factor determination for those loans. The unallocated reserve recognizes the estimation of risk associated with the allocated general and specific reserves and incorporates management’s evaluation of existing conditions that are not included in the allocated reserve determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings.

Sources of Funds

Management considers its interest sensitivity profile when deciding on the sources of funds to use to fund assets. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this form 10-Q regarding further information on our interest rate risk profile

Liquidity

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

In addition to maintaining a stable core deposit base, the Corporation’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2004, securities and other short-term investments with maturities of one year or less totaled $45,683. In addition, the mortgage-backed securities provide an estimated cash flow of $24,384 over a twelve-month time horizon. The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides a reliable source of funds to support asset growth in excess of deposit growth. As of June 30, 2004, the Bank had total credit availability with the FHLB of $127,336, of which $77,301 was outstanding. The Bank also maintains borrowing capacity at the Federal Reserve Bank of Cleveland. At June 30, 2004, there were no borrowings on this borrowing base of $46,941. The Bank also maintains Federal funds lines of credit with correspondents totaling $24,850. There were $5,500 outstanding balances on these lines as of June 30, 2004.

Since the Corporation is a financial holding company and does not conduct operations, its only sources of operating liquidity are borrowings from outside sources and dividends paid to it by the Bank. For the Bank, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to the Corporation by its bank subsidiary, without prior regulatory approval, were limited to $9,842 at June 30, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. LNB Bancorp manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 2004, The Corporation’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for three, six and twelve month periods. Earnings-at-risk simulation indicates that the Corporation will experience net interest income improvement as rates rise. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Regulatory Capital

The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $68,171, at June 30, 2004, a slight increase of $36, or .05% from December 31, 2003. This increase resulted primarily from $4,236 of net income generated for the six months ended June 30, 2004 less cash dividends payable to shareholders of $2,386. The change in intermediate term interest rates experienced in the first six months of 2004 has caused a decrease in the fair value of available for sale securities which resulted in a decrease in shareholders’ equity within accumulated other comprehensive income of $2,147 for the six months ended June 30, 2004. As of June 30, 2004, the Corporation held 125,784 shares of common stock as treasury stock at a cost of $2,431. This change in treasury stock during the first six months of 2004 is attributable to shares issued pursuant to employee benefit plans and stock option plans.

The Corporation and the Bank continue to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, at June 30, 2004 and December 31, 2003, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Corporation are presented in Table 7.

	June 30,	December 31,	Minimum Well-
Table 7 – Capital Ratios	2004	2003	capitalized Ratio
Leverage Ratio	7.97%	8.92%	5.00%
Tier I Risk based Ratio	9.71%	11.32%	8.00%
Total Capital Ratio	11.61%	12.57%	10.00%

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

The Corporation manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at June 30, 2004. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Corporation applied these interest rate shocks to its financial instruments in 300, 200 and 100 basis point increasing rate scenarios. Scenarios testing 300, 200 and 100 basis points decreases in rates were not measured due to the low probability of such declines.

Table 8 presents the potential ratio of the Corporation’s interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) divided by its interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period), commonly referred to as the “interest rate sensitivity gap” or “gap”, for the current period and the cumulative position at three, six and twelve month time periods.

Table 8 — Interest Rate Sensitivity (Cumulative)

(Dollars in thousands)	Current	3 months	6 months	12 months
Rate Sensitive Assets (RSA)	$382,192	$402,606	$419,535	$437,729
Rate Sensitive Liabilities (RSL)	351,973	341,983	345,364	359,219
Net GAP Position (RSA/RSL)	30,219	60,623	74,171	78,510
Cumulative GAP	109%	114%	116%	119%

Table 9 presents an analysis of the potential sensitivity of the Corporation’s net interest income to sudden and sustained 300, 200 and 100 basis point changes in market rates. The net interest income presented in each interest rate scenario represents the potential net interest income result for the next twelve months.

Table 9 — Earnings at Risk

		+100 basis	+200 basis	+300 basis
(Dollars in thousands)	Base Case	points	points	points
Net Interest Income	$26,802	+$596	+$1,115	+$1,633

ALCO is aggressively managing the Corporation’s risk to net interest income in response to an expected rising interest rate environment. The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Corporation may undertake in response to changes in interest rates.

Item 4. Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2004, pursuant to SEC rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There was no significant change made in the Corporation’s internal control over financial reporting that occurred during the Corporation’s second quarter ended June 30, 2004, that was materially affecting, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
	(a) Total	(b)	(c) Total Number of	(or Approximate Dollar
	Number of	Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2004 - January 31, 2004	0	N/A	0	N/A
February 1, 2004 - February 29, 2004	0	N/A	0	N/A
March 31, 2004 - March 31, 2004	0	N/A	0	N/A
April 1, 2004- April 30, 2004	0	N/A	0	N/A
May 1, 2004 – May 31, 2004	0	N/A	0	N/A
June 1, 2004- June 30, 2004	0	N/A	0	N/A
Total	0	N/A	0	N/A

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits pursuant to item 601 (a) of regulation S-K is part of this report. Please see the section after the report on Form 8-K for detailed information.

(b) Reports on Form 8-K

April 20, 2004 — LNB Bancorp, Inc. published and released its 1st Quarter 2004 Report to Shareholders and issued a press release announcing 1st Quarter 2004 Earnings dated April 20, 2004.

April 20, 2004 — LNB Bancorp, Inc. published and issued a press release announcing Lorain National Bank to Acquire Mortgage One Banc to Expand Market Presence in Consumer Mortgage Lending.

May 19, 2004 – LNB Bancorp, Inc. filed an 8-K report regarding a settlement of a civil action against the Company, which was filed by the Securities and Exchange Commission in the United States District Court for the Northern District of Ohio.

May 20, 2004 – LNB Bancorp, Inc. issued a press release dated May 19, 2004, announcing the issuance of cash dividend of $.18 per share for the second quarter of 2004. This common stock dividend is payable in July 1, 2004 to shareholders of record on June 14, 2004.

July 6, 2004 – LNB Bancorp, Inc. issued a press release announcing the signing of a definitive agreement to acquire Mortgage One Banc dated July 2, 2004.

July 22, 2004 — LNB Bancorp, Inc. published and released its 2nd Quarter 2004 Report to Shareholders and issued a press release announcing 2nd Quarter 2004 Earnings dated July 21, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 9, 2004	/s/ Terry M. White
Terry M. White
Chief Financial Officer

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(2)	Asset Purchase Agreement dated July 1, 2004, between and among LNB Mortgage LLC, an Ohio limited liability company, The Lorain National Bank, a national bank, and Mortgage One Services, Inc., an Ohio corporation as previously disclosed on Form 8-K dated July 6, 2004.

(3.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A

(3.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A

(4)	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)	N/A

(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 9, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 9, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.