Form 10-Q
period 2004-09-30
LNB BANCORP INC
filed 2004-11-08
CIK 737210

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 5, 2004: 6,641,155 shares
Class of Common Stock: $1.00 par value

LNB Bancorp, Inc.

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Consolidated Statements of Income – Three and nine months ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity – Nine months ended September 30, 2004 and 2003

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

Signatures

Certifications
EX-31(A) Certification
EX-31(B) Certification
EX-32(A) Certification
EX-32(B) Certification

LNB Bancorp, Inc.

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Assets:
Cash and due from banks	$24,362	$24,646
Federal funds sold and short-term investments	7,787	3,103
Securities:
Available for sale, at fair value	139,010	143,459
Held to maturity, at cost (fair value of $4,952 in 2003)	—	4,789
Other investments and equity stock	3,993	3,879

Total securities	143,003	152,127

Loans:
Portfolio loans	560,537	528,096
Loans held for sale	5,521	6,215

Total loans	566,058	534,311
Allowance for loan losses	(7,351)	(7,730)

Net loans	558,707	526,581

Bank owned life insurance	13,179	12,702
Bank premises and equipment, net	11,750	11,009
Intangible assets	3,471	3,245
Accrued interest receivable	2,785	2,818
Other assets	5,625	4,401
Foreclosed assets	125	589

Total Assets	$770,794	$741,221

Liabilities and Shareholders’ Equity:
Deposits:
Demand and other noninterest-bearing deposits	$95,379	$86,693
Savings, market access and passbook accounts	272,655	277,197
Certificates of deposit	234,357	217,454

Total deposits	602,391	581,344

Securities sold under repurchase agreements and other short-term borrowings	15,410	15,023
Federal Home Loan Bank advances	77,299	71,540
Accrued interest payable	1,005	875
Accrued taxes, expenses and other liabilities	4,080	4,304

Total liabilities	700,185	673,086

Shareholders’ Equity:
Common stock, $1.00 par: Shares authorized 15,000,000, Shares issued 6,766,867 Shares outstanding 6,641,155 in 2004 and 6,617,618 in 2003, respectively	6,767	6,767
Additional paid-in capital	26,243	26,243
Retained earnings	41,321	38,714
Accumulated other comprehensive income	(1,292)	(704)
Treasury stock at cost, 125,712 and 149,249 shares, respectively	(2,430)	(2,885)

Total Shareholders’ Equity	70,609	68,135

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$770,794	$741,221

See accompanying notes to the unaudited consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$8,335	$8,264	$24,041	$24,774
Interest and dividends on securities:
U.S. Government agencies and corporations	946	899	2,832	3,217
States and political subdivisions	102	153	375	465
Other debt and equity securities	75	73	220	224
Interest on Federal funds sold and other interest-bearing	24	11	57	32

Total interest income	9,482	9,400	27,525	28,712

Interest Expense:
Interest on deposits :
Time certificates of $100,000 and over	336	349	990	1,109
Other deposits	1,377	1,340	3,944	4,514
Interest on securities sold under agreements to repurchase and other short-term borrowings	61	42	153	157
Interest on Federal Home Loan Bank advances	536	455	1,515	1,284

Total interest expense	2,310	2,186	6,602	7,064

Net Interest Income	7,172	7,214	20,923	21,648

Provision for Loan Losses	399	991	1,349	2,125

Net Interest Income after Provision for Loan Losses	6,773	6,223	19,574	19,523

Noninterest Income:
Service charges on deposits accounts	1,131	1,153	3,146	3,208
Electronic banking fees	614	637	1,888	1,945
Investment, Trust and Brokerage income	539	486	1,611	1,340
Gain on sale of VISA credit card portfolio	—	820	—	820
Gain (loss) on sale of securities	158	(1)	381	449
Income from investment in life insurance	157	173	477	550
Other service charges, and fees	39	83	280	316
Gain on sale of loans	17	54	100	195
Gain on sale of building	285	—	285	0
Other noninterest income	36	102	260	241

Total Noninterest Income	2,976	3,507	8,428	9,064

Noninterest Expenses:
Salaries and employee benefits	3,223	3,388	9,168	9,436
Net occupancy expenses	407	371	1,190	1,160
Furniture and equipment expenses	717	647	2,046	1,807
Credit card-related expenses	350	344	1,075	980
Supplies and postage	421	316	930	854
Professional services	306	249	840	1,073
Marketing and advertising	264	179	757	584
Ohio franchise tax	181	180	549	542
Other noninterest expenses	895	716	2,463	2,175

Total Noninterest Expenses	6,764	6,390	19,018	18,611

Income Before Income Taxes	2,985	3,340	8,984	9,976

Income Taxes	911	985	2,674	3,106

Net Income	$2,074	$2,355	$6,310	$6,870

Net Income Available to Common Shareholders:
Basic Earnings Per Share	$.31	$.36	$.95	$1.04

Diluted Earnings Per Share	$.31	$.36	$.95	$1.04

See accompanying notes to the unaudited consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Month Periods Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities:
Net Income	$6,310	$6,870
Adjustments to reconcile net income to net cash provided by (used in) in operating activities:
Provision for loan losses	1,349	2,125
Depreciation and amortization	2,124	1,857
Securities gains, net	(381)	(449)
Proceeds from loan sales	2,858	23,767
Net gain from loan sales	(100)	(195)
Net gain from sale of other assets	(296)	(820)
Net decrease in mortgage loans held for sale	444	(23,767)
Net increases in other assets	(1,658)	(516)
Net decreases in other liabilities	1,029	(1,939)
Other, net	(1,161)	(711)

Net Cash Provided by Operating Activities	10,518	6,222

Cash Flows from Investing Activities:
Proceeds from maturities of securities held to maturity	989	7,600
Proceeds from sales and maturities of securities available for sale	10,300	123,935
Purchases of securities available for sale	(2,051)	(138,465)
Purchase of FHLB Stock	(114)	(105)
Net increase in loans made to customers	(36,814)	(31,623)
Purchases and proceeds of bank premises and equipment	(1,962)	(935)
Cash paid for acquisition of Mortgage One	(350)	—

Net Cash Used in Investing Activities	(30,002)	(39,593)

Cash Flows from Financing Activities:
Net increase in demand and other noninterest-bearing deposits	8,686	6,236
Net decrease in savings, market access and passbook deposits	(4,542)	(3,205)
Net increase in certificates of deposit	16,903	2,006
Net increase (decrease) in securities sold under repurchase agreements and other short-term borrowings	387	(679)
Proceeds from Federal Home Loan Bank Advances	103,000	262,095
Repayment of Federal Home Loan Bank Advances	(97,241)	(224,595)
Cash paid in lieu of fractional shares related to three-for-two stock split	—	(13)
Issuance of Common Stock under stock option plans	—	56
Proceeds from the exercise of stock options plans	334
Issuance of Treasury Stock under employee benefit plans	—	13
Dividends paid	(3,643)	(3,434)

Net Cash Provided by Financing Activities	23,884	38,480

Net Increase in Cash and Cash Equivalents	4,400	5,109
Cash and Cash Equivalents at Beginning of Year	27,749	26,832

Cash and Cash Equivalents at End of period	$32,149	$31,941

Supplemental disclosure of cash flow information:
Interest paid	$6,602	$7,104
Income taxes paid	2,305	3,270
Non cash items:
Transfer of loans to other real estate	125	589

See accompanying notes to the unaudited consolidated financial statements.

LNB Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands except per share data)

		Additional		Accumulated Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	equity
Balance at January 1, 2003	$4,501	$28,319	$35,639	$1,054	$(2,900)	$66,613

Add (deduct)
Net income for period			6,870			6,870
Change in net unrealized losses on securities available for sale, net of tax				(1,595)		(1,595)

Total Comprehensive Income						5,275

Issuance of common stock under stock option plans	5	51				56
Issuance of treasury stock under employee benefit plans					13	13
Dividends declared – Common ($.34 per share)			(3,368)			(3,368)
Issuance of 2,250,210 shares of common under 3 for 2 stock split	2,250	(2,250)				0
Payment of cash in lieu of fractional shares issued under three-for-two stock split			(13)			(13)

Balance at September 30, 2003	$6,756	$26,120	$39,128	$(541)	$(2,887)	$68,576

		Additional		Accumulated Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	equity
Balance at January 1, 2004	$6,767	$26,243	$38,714	$(704)	$(2,885)	$68,135

Add (deduct)
Net income for period			6,310			6,310
Change in net unrealized losses on securities available for sale, net of tax				(588)		(588)

Total Comprehensive Income						5,722

Issuance of Treasury stock under stock option agreements			(121)		454	333
Issuance of treasury stock under employee benefit plans					1	1
Dividends declared – Common ($.36 per share)			(3,582)			(3,582)

Balance at September 30, 2004	$6,767	$26,243	$41,321	$(1,292)	$(2,430)	$70,609

See accompanying notes to the unaudited consolidated financial statements.

LNB Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

These consolidated financial statements include the accounts of LNB Bancorp, Inc. (the Parent Company) and its wholly-owned subsidiaries, Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The term “the Corporation” refers to LNB Bancorp, Inc. and its wholly-owned subsidiaries, The Lorain National Bank and Charleston Insurance Agency, Inc., and a 49% interest in Charleston Title Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, North Coast Community Development Corporation (“NCCDC”) and LNB Mortgage LLC, the mortgage company acquired during the third quarter of 2004. All dollar amounts in this report are reported in thousands of dollars, except per share amounts.

Management believes that these unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Certain items have been reclassified to conform to the current presentation including the cash flow statement, which is now being reported using the indirect method instead of the direct method previously used. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The LNB Bancorp’s 2003 Annual Report to Shareholders (Form 10-K) should be read in conjunction with these statements.

2. Earnings Per Share Data

Earnings per share data for the three and nine month periods ended September 30, 2004 and 2003 are calculated as follows. All amounts have been restated after the stock split in 2003.

	For the Three Months Ended September 30, 2004
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$2,074

Basic EPS – Income available to common shareholders	$2,074	6,641,095	$.31

Effect of Dilutive Securities – Incentive Stock Options	-0-	614

Diluted EPS – Income available to common shareholders and assumed conversions	$2,074	6,641,709	$.31

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$2,355

Basic EPS – Income available to common shareholders	$2,355	6,606,234	$.36

Effect of Dilutive Securities –Incentive Stock Options	-0-	16,068

Diluted EPS – Income available to common shareholders and assumed conversions	$2,355	6,622,302	$.36

	For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$6,310

Basic EPS – Income available to common shareholders	$6,310	6,628,097	$.95

Effect of Dilutive Securities –Incentive Stock Options	-0-	1,006

Diluted EPS – Income available to common shareholders and assumed conversions	$6,310	6,629,103	$.95

	For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares	Per Share
	(Dollars in Thousands)	(Denominator)	Amount
Net Income	$6,870

Basic EPS – Income available to common shareholders	$6,870	6,604,024	$1.04

Effect of Dilutive Securities – Incentive Stock Options	-0-	15,332

Diluted EPS – Income available to common shareholders and assumed conversions	$6,870	6,619,356	$1.04

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

Impacts of Accounting and Regulatory Pronouncements:

Corporate management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the financial position, results of operations or liquidity of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements are discussed below.

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

FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” and FASB Interpretation No. 46R (FIN No. 46®), “Consolidation of Variable Interest Entities— an interpretation of ARB 51 (revised December 2003)”

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN No. 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Interpretation No. (46R) (FIN No. 46®), Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN No. 46. FIN No. 46® was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN No. 46 ® as of December 24, 2003. Application of FIN No. 46® is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004. The Corporation had no variable interest entities and therefore, the interpretation of FIN No. 46® had no impact on the financial position, results of operations or liquidity.

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

AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The key principle of SOP 03-3 is the prohibition on the “carrying over” or creation of an allowance for loan losses when initially accounting for the purchase of an impaired loan. The price that the purchaser is willing to pay for an impaired loan reflects the purchaser’s estimate of the credit losses over the life of the loan. In the AICPA’s view, using a loan loss allowance to address the collectibility of the cash flow that the purchaser does not expect to receive and, therefore, was not willing to pay for would not properly reflect the substance of the loan purchase. Thus, the AICPA concluded that the loan loss allowances recorded by the purchaser of the impaired loan should reflect only those losses incurred by the purchaser after the acquisition and not losses incurred by the seller of the loan prior to the sale.

Presently, the Corporation does not purchase impaired loans, and therefore, the AICPA Statement of Position (SOP) 03-3 had no impact on the Corporation’s financial position, results of operation or liquidity.

EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Based on the guidance available at the present time, this pronouncement did not have any material effect on the fair value disclosure of securities available for sale.

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

On May 18, 2004, the Board of Directors of LNB Bancorp, Inc. declared a second quarter cash dividend of $.18 per share payable in July 1, 2004, to shareholders of record on June 14, 2004. This represents a 5.9 percentage increase from last year’s second quarter cash dividend of $.17 per share.

On September 28, 2004, the Board of Directors of LNB Bancorp, Inc. declared a third quarter cash dividend of $.18 per share payable on October 1, 2004, to shareholders of record on September 14, 2004. This represents a 5.9 percentage increase from last year’s third quarter cash dividend of $.17 per share.

5. Stock-Based Compensation

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123’s fair value method for accounting, if a company so elects. In accordance with the transitional guidance of SFAS No. 148, the fair value method of accounting for stock options should be applied prospectively to awards granted subsequent to January 1, 2003. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the pro forma impact of accounting for these options at fair value will continue to be disclosed in the notes to the consolidated financial statements. The Corporation issued 10,000 new stock options during August 2004, which were immediately vested. All stock options issued during prior periods are 100% vested at September 30, 2004 and 2003. The Corporation accounts for these stock options per guidance provided by SFAS No. 123 and accordingly did not report any impact on net income.

6. Retirement Pension Plan

The Bank’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits were accrued after December 31, 2002.

The net periodic pension cost charged to salaries and benefits expense in the consolidated statements of income amounted to $18 and $56 for the third quarter and nine month periods ended September 30, 2004. This compares to $29 and $87 for the same periods in 2003.

	For the Three Month Periods		For the Nine Month Periods
	Ended		Ended
Components of Net Periodic Pension Cost	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003
Service cost	$112	$119	$338	$358
Interest cost	(94)	(95)	(282)	(286)
Loss recognized due to settlement	0	5	0	15
Net Periodic Pension Cost	$18	$29	$56	$87

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

8. Acquisition

On September 2, 2004, LNB Bancorp, Inc. issued a press release on Form 8-K announcing the completion of the acquisition of Mortgage One Services, Inc., an Ohio corporation specializing in mortgage originations. This transaction closed on August 31, 2004 and the new entity has been incorporated as LNB Mortgage LLC. It is conducting business under the trademark name Mortgage One Banc. LNB Mortgage LLC is operated as a wholly-owned subsidiary of Lorain National Bank. This transaction has been accounted for as a purchase of assets and assumption of certain liabilities of Mortgage One Services, Inc. The Bank paid $350,000 for this company and the assets purchased are predominately the furniture and fixtures of Mortgage One Services, Inc. and intangibles. LNB Mortgage LLC. assumed the remaining term of a lease on the one location of Mortgage One Services, Inc. As part of this transaction, Lorain National Bank has entered into an Employment Contract with the President of Mortgage One Banc, to continue in his current role. The consolidated financial statements include the operations of LNB Mortgage LLC since the date of acquisition.

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

Introduction

LNB Bancorp, Inc. is the financial holding company for Lorain National Bank. The Corporation is headquartered in Lorain, Ohio and serves its customers through 20 retail banking centers and 23 ATMs in three counties in northern Ohio. The bank operates one loan production office in Westlake, Ohio. As disclosed in the Corporation’s 2003 Annual Report on Form 10-K, two new offices opened in 2004, one in Avon, Ohio and the other in Avon Lake, Ohio. In July 2004, the branch office in Westlake, Ohio was closed and reopened as a loan production office. The most material current trend for this quarter is the growth in loans and deposits. Net loans grew to a record level as the quality of the loans improves. Total deposits have continued to increase since the first quarter of the year, with growth in both non interest bearing deposits and time deposits. The primary source of the Corporation’s revenue is net interest income and it is beginning to show improvement as evidenced during the third quarter, due to the improved loan growth, and higher interest rates.

Results of Operations (Dollars in Thousands)

Net income for the third quarter of 2004 was $2,074, a decrease of $281 from $2,355 reported in the same period in 2003. Basic and diluted earnings per common share for the third quarter of 2004 were $.31, as compared to $.36 for the same period in 2003. Net income for the first nine months of 2004 was $6,310, a decrease of $560 from $6,870 reported in the same period in 2003. Basic and diluted earnings per common share for the first nine months of 2004 were $.95, as compared to $1.04 for the same period in 2003.

Return on average assets (ROAA) and return on average equity (ROAE) were 1.09% and 11.87%, respectively, for the third quarter of 2004, as compared to 1.24% and 13.65% for the same period in 2003. ROAA and ROAE were 1.12% and 12.22%, respectively, for the nine month period ended September 30, 2004, as compared to 1.25% and 13.52% for the same period in 2003.

Table 1 containing selected operating data follows:

Table 1 — Operating Data

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net Interest Income	$7,172	$7,214	$20,923	$21,648
Provision for Loan Losses	399	991	1,349	2,125
Noninterest Income	2,976	3,343	8,428	8,514
Noninterest Expenses	6,764	6,226	19,018	18,061
Net Income	$2,074	$2,355	$6,310	$6,870
Basic earnings per share	$.31	$.36	$.95	$1.04
Diluted earnings per share	$.31	$.36	$.95	$1.04
Cash dividends per Common share	$.18	$.17	$.54	$.51
Dividend Payout Ratio	57.62%	47.69%	56.77%	49.0%
ROAA	1.09%	1.24%	1.12%	1.25%
ROAE	11.87%	13.65%	12.22%	13.52%
Net interest margin	4.04%	4.12%	4.00%	4.28%
Efficiency ratio	66.49%	57.03%	64.41%	59.46%

Net Interest Income

Net interest income is the difference between the interest and dividend income earned on our loans and investments and interest expense on our deposits and borrowings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest earning assets and interest bearing liabilities, interest rate fluctuations and asset quality in general, as well as general economic conditions and regulatory policies. Net interest income is the most significant component of the Corporation’s earnings, and its balance sheet is structured to produce better net interest income performance when rates rise.

Net interest income for the third quarter of 2004 was $7,172 a decrease of $42 or .6% from $7,214 in the third quarter of 2003. The net interest margin for the three month period ending September 30, 2004 was 4.04% as compared to 4.12% for the same period in 2003. For the past three years the Company’s net interest margin has been compressed by the rapidly falling interest rates followed by a period of stable, but historically low interest rates. Net interest income has been also impacted by a slowing of asset growth as the local economy continues to slowly recover from recession. Both of these factors began to change in the third quarter, as the Federal Reserve Bank increased interest rates and loan growth improved during September 2004.

Average earning assets were $707.9 million during the third quarter of 2004, compared to average earning assets of $702.1 for the third quarter of 2003. This is an increase of $5.8 million or .8%. Average loans experienced renewed growth of 3.1% for the quarter ended 2004 as compared to the same time period in 2003. Loan growth was particularly strong in the commercial, home equity and purchased consumer loan categories. The acquisition of LNB Mortgage LLC, is expected to improve the mortgage loans origination activity as all mortgage activity of the Corporation will be conducted by this subsidiary, but the majority of originations will be sold in the secondary market. Average interest bearing deposits were $499.1 million for the third quarter of 2004, compared to $490.5 million from the third quarter of 2003, an increase of $8.6 million, or 1.7%. Time deposit growth of $5.9 million, or 2.8%, for the quarter ended 2004 versus the same time period in 2003, accounted for the bulk of the average interest bearing deposit growth. Time deposits account for 43.6% of interest bearing deposits, and averaged $217.5 million for the quarter ended September 30, 2004.

Table 2 presents the components of the Corporation’s net interest income for the three month periods ended September 30, 2004 and 2003. Net interest income is discussed and presented on a on a tax equivalent basis, recognizing that interest on certain loans and securities is not taxed for Federal income tax purposes. The interest earned on these tax-exempt assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. Tax equivalent adjustment to net interest income was $27 for the third quarter of 2004. Non-accrual loans of $124 are included in the average balances.

Table 2 — Components of net interest income

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Fed funds sold and interest bearing deposits with banks	$690	$24	.92%	$3,368	$11	1.18%
Securities	150,868	1,123	3.05	162,932	1,125	2.92
Gross loans	556,401	8,335	5.96	535,809	8,264	6.12
Total earning assets	707,960	9,482	5.34	702,108	9,400	5.35
Noninterest assets	49,545			51,768
Total assets	757,505			753,876
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction deposits	175,284	365	.83	181,672	251	.55
Savings deposits	106,238	79	.30	97,203	75	.31
Time deposits	217,528	1,268	2.32	211,670	1,363	2.55
Total interest bearing deposits	499,050	1,712	1.36	490,545	1,689	1.37
Short-term borrowings	18,998	61	1.21	19,340	38	.78
FHLB advances	77,331	536	2.78	75,273	459	2.42
Total interest bearing liabilities	595,379	2,310	1.54	585,158	2,186	1.48
Noninterest bearing liabilities	92,628			100,273
Shareholders’ equity	69,497			68,445
Total liabilities and equity	$757,505			$753,876
Net interest income (tax equivalent)		$7,198			$7,285
Net interest spread (tax equivalent)			3.80%			3.87%
Net interest margin (tax equivalent)			4.04%			4.12%

The Corporation’s net interest income for the nine months ended September 30, 2004 was $20,923, a decrease of $725, or 3.4% from $21,648 during the same period in 2003. The net interest margin for the nine month period ended September 30, 2004 was 4.00% as compared to 4.28% for the same period in 2003. The impact of the prolonged declining interest rate environment can be seen in the overall yield on earning assets of 5.25% for the first nine months of 2004, a decline of 41 basis points from 5.66% compared to the same period in 2003. Earning asset yields continue to be impacted by competitive market pressures, but the negative impact of prepayments has slowed and higher interest rates have begun to improve the net interest margin trends. This can be seen in the third quarter net interest margin of 4.04% as compared to the full year result of 4.00%. The low interest rate environment, in addition to compressing asset yields has also impacted the cost of funding. This can be seen in the average rate on interest bearing liabilities, which was 1.49% for the first nine months of 2004 compared to 1.65% for the first nine months of 2003. Although this is a 16 basis point decrease from the rate paid on interest bearing deposits and purchased funds in the first nine months of 2003, it represents less than half the yield decline that was experienced by the earnings assets being funded by these sources. Prior to recent Federal Reserve actions to raise the Federal Funds rate, the impact of practical rate floors on savings and transaction accounts, and a noticeable rise in market rates on deposit accounts in anticipation of Federal Reserve Bank actions, had been depressing the net interest margin. These funding cost factors have eased and the asset yields began to quickly recover in September.

The impact of the slow economic recovery in the local market can still be seen in the nine month comparisons. For the nine month period ended September 30, 2004, average earning assets were $705.1 million as compared to $683.5 million of the same period in 2003. This is an increase of 3.2%, or about half the historical annual growth rate experienced by the Corporation. The Corporation believes that the improving economy and the associated asset growth, combined with increasing interest rates and slower prepayment rates, have begun to improve both net interest income and net interest margin performance.

Table 3 presents the components of the Corporation’s net interest income for the nine month periods ended September 30, 2004 and 2003. Net interest income is discussed and presented on a on a tax equivalent basis, recognizing that interest on certain loans and securities is not taxed for Federal income tax purposes. The interest earned on these tax-exempt assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. Tax equivalent adjustment to net interest income was $176 for the nine months ended September 30, 2004. Non-accrual loans of 5,576 are included in the average balances.

Table 3 — Components of net interest income

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
		Interest			Interest
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Fed funds sold and interest bearing deposits with banks	$4,180	$57	1.57%	$3,277	$32	1.26%
Securities	155,511	3,427	3.10	158,842	3,906	3.46
Gross loans	545,428	24,041	5.89	521,368	24,774	6.35
Total earning assets	705,119	27,525	5.25	683,487	28,921	5.66
Non interest earning assets	49,150			51,071

Total assets	754,269			734,558

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Transaction deposits	173,705	891	.69	179,242	1,031	.77
Savings deposits	106,194	241	.30	99,491	283	.38
Time deposits	214,507	3,802	2.37	213,346	4,309	2.70
Total interest bearing deposits	494,406	4,934	1.33	492,079	5,623	1.53
Short-term borrowings	18,980	153	.99	17,985	157	1.07
FHLB advances	77,485	1,515	2.63	61,991	1,284	2.80

Total interest bearing liabilities	590,871	6,602	1.49	572,055	7,064	1.65

Non interest bearing liabilities	94,402			94,554
Shareholders’ equity	68,995			67,949

Total liabilities and equity	$754,269			$734,558

Net interest income (tax equivalent)		$21,098			$21,857
Net interest spread (tax equivalent)			3.76%			4.01%
Net interest margin (tax equivalent)			4.00%			4.28%

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Corporation’s loan portfolio which have been incurred at the balance sheet date. The provision for loan losses decreased $592 or 59.7% to $399 in the third quarter of 2004 compared to $991 in the third quarter of 2003. The provision for loan losses for the nine month period ended September 30, 2004 was $1,349 as compared to $2,125 for the same period in 2003. This represents a $776 reduction or 36.5%. The provision for loan losses is influenced by not only the level of non performing assets but also by the Corporation’s level of classified assets and historical loan losses. During the past year the level of non performing loans have stabilized and classified loans have declined. The final result of this cycle is that charge-offs that were recorded in 2004 were a significant component of the increased 2003 provision for loan losses and are presented in Table 4. The table below is a summary of the Corporation’s loan loss experience for the three and nine months ended September 30, 2004 and 2003.

Table 4 – Allowance for loan losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$7,989	$7,105	$7,730	$6,653
Charge-offs:
Commercial	886	440	1,309	814
Real estate	9	0	21	0
Consumer	191	112	556	585
Total charge-offs	1,086	552	1,886	1,398
Recoveries:
Commercial	16	54	44	82
Real estate	0	0	0	0
Consumer	33	44	114	180
Total recoveries	49	98	158	262
Net charge-offs	1,037	454	1,728	1,136
Provision for loan losses	399	991	1,349	2,125
Allowance for loan losses	$7,351	$7,642	$7,351	$7,642

For more information see sections titled “Non-performing Assets” and “Allowance for Loan Losses”.

Noninterest Income

Management views noninterest income as composed of core and non-core components. In general, core components include service charges on deposit accounts, electronic banking fees, investment, trust and brokerage income, income from investment in life insurance, and other banking fees. Non-core components include asset sales. Noninterest income for the third quarter of 2004 was $2,976, a decrease of $531 or 15.1% from $3,507 for the same quarter of 2003.

Core components totaled $2,516, a decrease of $118 or 4.5% from $2,634 for the same quarter of 2003. Investment, Trust and Brokerage Income has been particularly strong in 2004 and during the third quarter this revenue totaled $539, an increase of 10.9% from $486 during the same period in 2003. Account growth, fee adjustments and the improving financial markets all contributed to this increase. Offsetting a portion of this were slight declines in service charges on deposit accounts, electronic banking fees and income from investment in life insurance. Service charges on deposit accounts are typically composed of about 70% overdraft and return item charges. This 70% is sensitive to general economic conditions. With the local economy somewhat weak the level of economic activity is reflected in less transaction volume. This has a direct impact on the level of these fees. Electronic banking fees are driven by transaction volume and by the fees received from the processor. Transaction volume has been impacted by the local economy but has still been increasing, therefore management attributes this revenue weakness to a reduction in the per-item interchange fees that are earned from VISA. The Income from investment in life insurance is earned on the Corporation’s investment in Bank Owned Life Insurance. This is a long-term investment and the earnings are related to the level of interest rates. The income on this investment reflects the historically low rate environment.

Non-core components totaled $460 in the third quarter of 2004, a $413 decline from $873, or 47.3%, in the third quarter of 2003 due in part to the 2003 sale of the Corporation’s VISA credit card portfolio in which an $820 gain was recognized in the third quarter. In 2004 the Corporation sold the Avon Lake office building that had been vacated when the new Avon Lake office was opened earlier this year. The gain on this sale was $285. Also impacting the current quarter was Gain on sale of securities which totaled $158 as compared to a loss of $(1) in the same period last year. The securities sales were exclusively related to the liquidation of most of the non-rated municipal bond portfolio of the Corporation.

Noninterest income for the first nine months of 2004 was $8,428, a decrease of $636 or 7.0% from $9,064 for the same period in 2003.

Core components totaled $7,662, an increase of $62 or .8% from $7,600 for the same nine month period in 2003. The same factors that describe the third quarter performance are generally applicable to the nine month period comparison. Investment, trust and brokerage income has been very strong, while other components of fee income have been down slightly on a year-over-year comparison.

Non-core components totaled $766 for the nine months ended September 30, 2004, a decline of $698 from the same period in 2003. The same general factors that explain the third quarter performance explain this change.

Noninterest Expense

Noninterest expense for the third quarter of 2004 was $6,764, an increase of $374 or 5.9%, from $6,390 reported for the same quarter of 2003. With the exception of Salaries and employee benefits all categories of expenses contributed to this increase. The largest increases were in net occupancy expenses and furniture and equipment expense which reflect the two new offices, as well as expenses related to necessary repairs to the main office and the operations center, and the continuing network upgrade project. Professional services were $306 for the third quarter of 2004, an increase of $57 from $249 during the same period last year. Legal fees are down from 2003 levels, but costs related to compliance are up due to SOX 404 and similar regulations. The efficiency ratio was 65.0% for the third quarter of 2004, up from 57.9% for the same quarter last year. Higher quarterly noninterest expenses and slightly lower revenue contributed to this result.

Noninterest expense for the nine month period ended September 30, 2004 was $19,018, an increase of $407 or 2.2%, from $18,611 reported for the same period of 2003. The same trends in the expense components highlighted in the quarter over quarter comparison are present in the nine month comparison. The Corporation expects that professional services related to audit and compliance will continue to trend up, while net occupancy and furniture and equipment expenses should begin to moderate.

Income Taxes

The provision for income taxes for the third quarter and first nine months of 2004 were $911 and $2,674 respectively. This represents reductions from $985 and $3,106 for the same periods in 2003. These reductions are attributable to lower pretax income and the impact of North Coast Community Development Corporation (NCCDC) activities that have begun to generate tax credits in 2004.

North Coast Community Development Corporation is a subsidiary of Lorain National Bank. It was formed in late 2002 as a Community Development Corporation (CDC) in order to make investments in low income census tracts and to apply for the related Federal tax credits made available to such CDC’s. NCCDC was awarded tax credits in late 2003 for investments up to $9 million.

In 2004, despite the weak local economy, NCCDC was capitalized for $4.5 million, and at September 30, 2004 had approved several qualified investments and thereby have generated tax credits in 2004. The impact of these credits reduced the Corporation’s effective tax rate to 29.5% for the three month period ended September 30, 2004 as compared to 30.5% for the same period in 2003. The effective tax rate for the nine month period ended September 30, 2004 was 29.8% a decrease from 31.1% for the same period in 2003.

Financial Condition (Dollars in thousands)

At September 30, 2004, total assets were $770,794, an increase of $29,573 from December 31, 2003. This increase is attributable to increases in loans of $32,126. This growth in loans was funded by sales from the securities portfolio and by increased borrowings, including Federal Home Loan Bank advances, of $5.8 million or 8.1%. During the quarter all held to maturity securities were moved to the available for sale category. The transfer brings the securities portfolio more in line with its primary purpose of providing liquidity. Total deposits increased 3.6% or $21.1 million, to $602,391 at September 30, 2004 when compared to December 31, 2003. This increase in deposits was primarily due to growth in non interest bearing deposits and time deposits. Shareholders’ equity totaled $70,609 at September 30, 2004, increasing $2,474 from December 31, 2003. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2004 totaled $2,728. Accumulated other comprehensive income (loss) was $(1,292), which represents a change from December 31, 2003 of $588. This was due to a decrease in the market value of securities available for sale. The net effect of the issuance of Treasury stock under stock option plans was $334.

Components of the Loan Portfolio

Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued on an aggregate basis at the lower of carrying amount or fair value. Interest income is recognized on the accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit related fees, including letter and line of credit fees are recognized as fee income when earned.

Table 5 presents the components of total loans at September 30, 2004, December 31, 2003 and September 30, 2003.

Table 5 — Loan Portfolio

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Commercial	$325,570	$297,468	$297,656
Mortgage	103,039	113,649	117,952
Installment	70,332	59,217	62,864
Home Equity	61,596	57,762	55,215
Loans held for sale	5,521	6,215	6,497
Total loans	$566,058	$534,311	$540,184

Nonperforming Assets

The level of nonperforming assets at September 30, 2004 is down $42 from the level at December 31, 2003, and down $347 from the level at June 30, 2004. Management believes nonperforming assets are well collateralized. Table 6 presents the level of nonperforming assets and respective ratios at the end of the last five calendar quarters.

Commercial loans secured by real estate are designated as non-performing when either principal or interest payments are 90 days or more past due, terms are renegotiated below market level, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status.

Consumer loans are subject to mandatory charge-off at a specific delinquency date and except for residential real estate loans, are not classified as nonperforming prior to being charge-off. Closed-end consumer loans, which include installment and student loans are generally charged-off in full no later than 120 days past due.

Table 6 — Nonperforming Assets

	September
	30,	June 30,	March 31,	December 31,	September,30
(Dollars in thousands)	2004	2004	2004	2003	2003
Nonperforming Assets:
Non-accrual loans	$5,576	$5,452	$5,234	$5,154	$3,481
Restructured loans	0	0	0	0	0
Other foreclosed assets	125	596	662	589	589
Total Nonperforming Assets	$5,701	$6,048	$5,896	$5,743	$4,070
Allowance for loan losses to total nonperforming assets	128.9%	132.1%	160.0%	150.0%	187.8%
Nonperforming loans to total loans	.99%	.99%	.96%	.95%	.64%
Allowance for loan losses to nonperforming loans	131.8%	146.5%	149.3%	149.9%	219.5%
Accruing loans past due 90 days	$1	$281	$0	$46	$25

Classified loans which are performing but have concerns regarding the ability of the borrower to comply with present loan repayment terms, excluding nonperforming loans, approximated $20,321, $22,836, $23,242 and $21,747 at September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Board of Directors. The amounts include results from a loan-by-loan evaluation of loans classified as “special mention”, “substandard” and “doubtful”, but are not included in the nonperforming loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased slightly to $5,576, from $5,452 at June 30, 2004 and $5,154 at December 31, 2003. Nearly all non-accrual loans are secured by real estate or commercial real estate. As of September 30, 2004, the Corporation did not have any loan concentrations which exceeded 10% of total loans.

The Corporation maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general reserve, a specific reserve for identified problem loans and an unallocated reserve. The general reserve is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience, and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio. Specific reserves are established for all classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general reserve loss factor determination for those loans. The unallocated reserve recognizes the estimation of risk associated with the allocated general and specific reserves and incorporates management’s evaluation of existing conditions that are not included in the allocated reserve determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings.

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

In addition to maintaining a stable core deposit base, the Corporation’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2004, securities and other short-term investments with maturities of one year or less totaled $52,595. In addition, the mortgage-backed securities provide an estimated cash flow of $18,330 over a twelve-month time horizon. The Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides a reliable source of funds to support asset growth in excess of deposit growth. As of September 30, 2004, the Bank had total credit availability with the FHLB of $ 78,058, of which $77,299 was outstanding. The Bank also maintains borrowing capacity at the Federal Reserve Bank of Cleveland. At September 30, 2004, there were no borrowings on this borrowing base of $17,574. The Bank also maintains Federal funds lines of credit with correspondents totaling $47,750. There were no outstanding balances on these lines as of September 30, 2004.

Since the Corporation is a financial holding company and does not conduct operations, its only sources of operating liquidity are borrowings from outside sources and dividends paid to it by the Bank. For the Bank, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to the Corporation by its bank subsidiary, without prior regulatory approval, were limited to $10,749 at September 30, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. LNB Bancorp manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 2004, The Corporation’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for three, six and twelve month periods. Earnings-at-risk simulation indicates that the Corporation will experience net interest income improvement as rates rise. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Regulatory Capital

The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $70,609, at September 30, 2004, an increase of $2,474, or 3.6% from December 31, 2003. This increase resulted primarily from $6,310 of net income generated for the nine months ended September 30, 2004 less cash dividends payable to shareholders of $3,582. The change in intermediate term interest rates experienced in the first nine months of 2004 has caused a decrease in the fair value of available for sale securities which resulted in a decrease in shareholders’ equity within accumulated other comprehensive income of $1,292 for the nine months ended September 30, 2004. As of September 30, 2004, the Corporation held 125,712 shares of common stock as treasury stock at a cost of $2,430. This change in treasury stock during the first nine months of 2004 is attributable to shares issued pursuant to employee benefit plans and stock option plans.

The Corporation and the Bank continue to monitor growth to stay within the constraints established by the regulatory authorities. Under Federal banking regulations, at September 30, 2004 and December 31, 2003, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Corporation are presented in Table 7.

Table 7 — Capital Ratios

	September 30,	December 31,	Minimum Well-
	2004	2003	capitalized Ratio
Leverage Ratio	8.00%	8.92%	5.00%
Tier I Risk based Ratio	9.69%	11.32%	6.00%
Total Capital Ratio	11.50%	12.57%	10.00%

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

The Corporation manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at September 30, 2004. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Corporation applied these interest rate shocks to its financial instruments in 300, 200 and 100 basis point increasing rate scenarios. Scenarios testing 300, 200 and 100 basis points decreases in rates were not measured due to the low probability of such declines.

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

Table 8 — Interest Rate Sensitivity (Cumulative)

(Dollars in thousands)	Current	3 months	6 months	12 months
Rate Sensitive Assets (RSA)	$399,682	$408,630	$417,247	$428,653
Rate Sensitive Liabilities (RSL)	344,591	333,492	352,760	382,861
Net GAP Position (RSA/RSL)	55,092	75,138	64,487	45,792
Cumulative GAP	116%	121%	121%	118%

Table 9 presents an analysis of the potential sensitivity of the Corporation’s net interest income to sudden and sustained 300, 200 and 100 basis point changes in market rates. The net interest income presented in each interest rate scenario represents the potential net interest income result for the next twelve months.

Table 9 — Earnings at Risk

				+300 basis
(Dollars in thousands)	Base Case	+100 basis points	+200 basis points	points
Net Interest Income	$30,770	+$809	+$1,546	+$2,287

ALCO is aggressively managing the Corporation’s risk to net interest income in response to a protracted rising interest rate environment. The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Corporation may undertake in response to changes in interest rates.

Item 4. Controls and Procedures

The Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2004, pursuant to SEC rule 13a-15. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of September 30, 2004, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There was no significant change made in the Corporation’s internal control over financial reporting that occurred during the Corporation’s third quarter ended September 30, 2004, that was materially affecting, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
	(a) Total	(b)	(c) Total Number of	(or Approximate Dollar
	Number of	Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2004 - January 31, 2004	0	N/A	0	N/A
February 1, 2004 - February 29, 2004	0	N/A	0	N/A
March 31, 2004 - March 31, 2004	0	N/A	0	N/A
April 1, 2004 - April 30, 2004	0	N/A	0	N/A
May 1, 2004 - May 31, 2004	0	N/A	0	N/A
June 1, 2004 - June 30, 2004	0	N/A	0	N/A
July 1, 2004 - July 31, 2004	0	N/A	0	N/A
August 1, 2004 - August 31, 2004	0	N/A	0	N/A
September 1, 2004 - September 30, 2004	0	N/A	0	N/A
Total	0	N/A	0	N/A

LNB Bancorp, Inc does not have any common stock repurchase plans, either publicly announced or non-publicly announced.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits pursuant to item 601 (a) of regulation S-K is part of this report. Please see the section after the report on Form 8-K for detailed information.

(b) Reports on Form 8-K

July 22, 2004 - LNB Bancorp, Inc. published and released its 2nd Quarter 2004 Report to Shareholders and issued a press release announcing 2nd Quarter 2004 Earnings dated July 22, 2004.

April 20, 2004 - LNB Bancorp, Inc. published and released its 1st Quarter 2004 Report to Shareholders and issued a press release announcing 1st Quarter 2004 Earnings dated April 20, 2004.

April 20, 2004 - LNB Bancorp, Inc. published and issued a press release announcing Lorain National Bank to Acquire Mortgage One Banc to Expand Market Presence in Consumer Mortgage Lending.

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

September 1, 2004 – LNB Bancorp, Inc. published a press release announcing the completion of the acquisition of Mortgage One Banc.

October 20, 2004 – LNB Bancorp, Inc. published and released its 3rd Quarter 2004 press release announcing 3rd Quarter 2004 Earnings dated October 19, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: November 8, 2004	/s/ Terry M. White

Terry M. White
Chief Financial Officer

LNB Bancorp, Inc.

Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number
(2)	Asset Purchase Agreement dated July 1, 2004, between and among LNB Mortgage LLC, an Ohio limited liability company, The Lorain National Bank, a national bank, and Mortgage One Services, Inc., an Ohio corporation as previously filed as Exhibit (2) to registrant’s 10-Q for the Quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

(3.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A

(3.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A

(4)	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2)	N/A

(10)	Asset Purchase Agreement dated July 1, 2004, between and among LNB Mortgage LLC, an Ohio limited liability company, The Lorain National Bank, a national bank, and Mortgage One Services, Inc., an Ohio corporation as previously filed as Exhibit (2) to registrant’s 10-Q for the Quarter ended June 30, 2004, filed with the Commission on August 9, 2004.	N/A

(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 5, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 5, 2004 for LNB Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.