Form 10-K
period 2004-12-31
LNB BANCORP INC
filed 2005-03-14
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052-1769
(Address of principal executive offices)	(Zip Code)
(440) 244-6000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares
Par Value $1.00 Per Share	NASDAQ — National Market
Preferred Share Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☑          No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          Yes     ☑          No     ☐
      The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2004 was approximately $113,250,969.
      The number of shares of the registrant’s common stock issued on February 28, 2005 was 6,766,867.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART 1
Item 1.     Business
Overview
      History. LNB Bancorp, Inc. (the “Corporation”) is a diversified financial services company headquartered in Lorain, Ohio. It was formed under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and received its financial holding company status on March 13, 2000. The Corporation provides banking, mortgage, brokerage and insurance services through two wholly-owned subsidiaries and other affiliated companies. The Corporation’s wholly-owned subsidiaries are The Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. The Bank also has two wholly-owned subsidiaries of its own: North Coast Community Development Corporation and LNB Mortgage LLC. In addition, the Corporation owns a 49% interest in Charleston Title Agency, LLC, and LNB Mortgage LLC owns a 49% interest in TransNational Title Agency.
      Banking. The Bank is a wholly-owned subsidiary of the Corporation and will be celebrating its 100th anniversary in 2005. Its predecessor, the Lorain Banking Company, was a state chartered bank founded in 1905 that merged with the National Bank of Lorain in 1961. Upon the consummation of a Plan of Reorganization on March 30, 1984, the Bank became a wholly-owned subsidiary of the Corporation. Through the reorganization, shareholders of the Bank became shareholders of the Corporation, receiving one share of voting Common Stock of the Corporation in exchange for each share of Common Stock of the Bank.
      The Bank specializes in personal, mortgage and commercial banking products along with investment management and trust services. The Bank operates 20 banking centers and 23 ATMs in the Ohio communities of Lorain, Elyria, Elyria Township, Amherst, Avon, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion and Westlake. The Bank’s deposit services include traditional transaction and time deposit accounts, as well as cash management services for corporate and municipal depositors. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
      The Bank’s commercial lending activities consist of commercial real estate loans, construction and equipment loans, letters of credit, revolving lines of credit, Small Business Administration loans, government guaranteed loans, and Federal Home Loan Bank program loans. The Bank’s wholly-owned subsidiary, North Coast Community Development Corporation, offers commercial loans with preferred interest rates on projects that meet the standards for the New Markets Tax Credit Program, which is a Federal program to provide tax credits for investment in low and moderate income areas of local communities.
      Other bank services offered include safe deposit boxes, night depository, U. S. savings bonds, travelers’ checks, money orders, cashiers checks, ATM’s, debit cards, wire transfer, ACH, foreign drafts, foreign currency, notary public services, payroll services, electronic banking by phone or through the internet, bill payment, lockbox and other services tailored for both individuals and businesses.
      Mortgage Services. The Bank’s residential mortgage lending activities consist primarily of loans originated for sale through the Bank’s wholly-owned subsidiary, LNB Mortgage LLC. These loans are for the purchase of personal residences. Consumer lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit.
      Brokerage Services. For brokerage services, the Bank operates under an agreement with Online Brokerage Services, Inc. Online Brokerage Services, Inc. is a member of NASD/ SIPC/ NFA and offers mutual funds, variable annuity and life insurance products, and investments in stocks and bonds.
      Insurance Services. Charleston Insurance Agency, Inc. offers term life, whole life, universal life and term care insurance, and fixed annuity products.
      Competition. The Corporation competes with sixteen other financial institutions in Lorain County, which range in size from approximately $1 million to over $112 billion in deposits. These competitors, as well as credit unions and financial intermediaries operating in Lorain County, compete for county deposits in excess of $3.1 billion. The Bank’s market share of total deposits in Lorain County was 18.0% in 2004 and 17.8% in 2003, and the Bank ranked number two in market share, based on total deposits, in 2004 and 2003.
      Business Strategy. The Bank competes with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank’s officers. It competes against smaller local banks by providing distribution channels that the Bank believes are more convenient and provide a wider array of products. It endeavors to provide informed and courteous personal services. Management believes that the Bank is well positioned to compete successfully in its market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service, as well as its local community involvement, gives the Bank a competitive advantage.
      Acquisition. On September 2, 2004, the Corporation announced that it purchased the assets and acquired certain liabilities of Mortgage One Banc Financial Services, Inc., a mortgage broker headquartered in Lorain, Ohio. The transaction closed on August 31, 2004. The Corporation formed a new entity, LNB Mortgage LLC, as a wholly-owned subsidiary of the Bank. It will conduct business under the name “Mortgage One Banc” and will provide an array of mortgage financing products.
      Supervision and Regulation. The Corporation is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The BHC Act requires prior approval of the Federal Reserve Board before acquiring or holding more than a 5% voting interest in any bank. It also restricts interstate banking activities.
      The Bank is subject to extensive regulation, supervision and examination by applicable federal banking agencies, including the FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board.
      Employees. As of December 31, 2004, the Corporation employed 259 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by management to be competitive with benefits programs provided by other financial institutions and major employers within the Corporation’s current market area.
      Risk Management. The Corporation is not dependent upon any single significant customer or specific industry. The business of the Corporation is not seasonal to any material degree. In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste clean up. Management is not aware of any aggregation of loans which would be considered a concentration of lending in any particular industry or group of industries, nor are there significant amounts of loans made to agricultural or energy related businesses.
      Credit risk is managed through the Bank’s loan loss review policy, which requires the loan review officer, lending officers, and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis. At December 31, 2004, there were no significant concentrations of credit risk in the loan portfolio. Other risk elements, including market risk, interest risk, and operational risk, are closely monitored by the Corporation’s Asset/ Liability Management Committee (the “ALCO”).
      No material loan amounts have been classified by regulatory examiners as loss or doubtful. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation.
Industry Segments
      The Corporation and subsidiary companies are engaged in one line of business, which is banking services. The subsidiaries, except for the Bank, did not represent a significant part of LNB Bancorp, Inc. at

December 31, 2004. Item 8 of this Form 10-K provides financial information pertaining to the Corporation’s business.
Available Information
      The Corporation’s internet website is www.4lnb.com. Copies of the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available through this website, or directly through the Securities and Exchange Commission website, which is www.sec.gov.
Item 2.     Properties
      The Corporation’s principal executive offices (the “Main Office”) are located at 457 Broadway, Lorain, Ohio. The Corporation owns the land and buildings occupied by the Main Office, twelve of its banking centers, the Professional Development Center Building, the Maintenance Building, the Purchasing Building and the Technology Center. The remaining nine banking centers are subject to lease obligations with various parties and varying lease terms.
      There is no outstanding mortgage debt on any of the properties that the Corporation owns. The location of the Corporation’s banking centers, loan production offices and customer service facilities are as follows:

Main Office	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
LaGrange	546 North Center Street, Village of LaGrange
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Kansas Avenue	1604 Kansas Avenue, Lorain
Sixth Street Drive-In	200 Sixth Street, Lorain
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin Office	40 East College Street, Oberlin
West Park Drive-In	2130 West Park Drive, Lorain
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Westlake Village	28550 Westlake Village Drive, Westlake
Westlake LPO	30210 Detroit Road, Westlake
Elyria United Methodist Village	807 West Avenue, Elyria
Technology Center	2130 West Park Drive, Lorain
Maintenance Building	2140 West Park Drive, Lorain
Purchasing Building	2150 West Park Drive, Lorain
Professional Development Center	521 Broadway, Lorain
      The Corporation also owns automated teller machines as well as other equipment for use in its business. The Main Office is currently 75% occupied. The remaining space will be utilized as the Corporation continues to grow. The Corporation considers all its facilities to be in good condition, well maintained and adequate to conduct the business of banking.
Item 3.     Legal Proceedings
      There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Corporation or any of its subsidiaries is a party or to which any of its properties are subject.
Item 4.     Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the fiscal year ended December 31, 2004, there were no matters submitted to a vote of the Corporation’s shareholders.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to General Instruction G (3) of Form 10-K, the following information on executive officers of the Corporation is included as an additional item in Part I:
Executive Officers of the Registrant

Name	Principal Occupation During Past Five Years	Age

Daniel E. Klimas	President and Chief Executive Officer, LNB Bancorp, Inc. and The Lorain National Bank (February 7, 2005 to Present); Previously, President, Northern Ohio Region, Huntington Bank, (2000 to February 4, 2005)	47
Kevin W. Nelson	Executive Vice President, LNB Bancorp, Inc. and The Lorain National Bank (2000 to Present)	41
Terry M. White	Executive Vice President, Chief Financial Officer and Corporate Secretary, LNB Bancorp, Inc. and The Lorain National Bank (2002 to present); Previously Senior Vice President at Austin Associates, LLC (2000 to 2002); Previously Executive Vice President and Chief Financial Officer at Lakeland Financial Corporation (1993-2000)	47
Debra R. Brown	Executive Vice President and Chief Operations Officer LNB Bancorp, Inc. and The Lorain National Bank (2004 to present); Previously Senior Vice President LNB Bancorp, Inc. and The Lorain National Bank (1999 to 2004)	46
Paul A. Campagna	Senior Vice President, Senior Lending Officer, The Lorain National Bank (2002 to present); Previously, Vice President and Credit Officer, ShoreBank, Cleveland (1998 to 2002)	44
Robert F. Heinrich	Treasurer, The Lorain National Bank (2004 to present); Previously, Staff Auditor, The Lorain National Bank (2003 to 2004); Previously, Assistant Vice President Risk Management, KeyCorp (2001 to 2003); Previously, Consultant, Jeffersonwells International (1998 to 2001)	51
Jeffery A. Davis	Director of Audit, The Lorain National Bank (2004 to present); Previously, Loan Officer, Premier Mortgage Group (2003 to 2004); Previously, Risk Manager, Key Bank (2001 to 2003); Previously, Senior Auditor, Ohio Savings Bank (2000 to 2001)	38
John A. Funderburg	Vice President and Director of Loan Administration, The Lorain National Bank (2004 to Present); Previously, Vice President Loan Administration, The Lorain National Bank (1999 to 2004)	39
Robert L. Cox	Senior Vice President and Director of Retail Banking, LNB Bancorp, Inc. and The Lorain National Bank (2001 to present); Previously, Vice President, Key Bank (1999-2000)	49
Carol A. Mesko	Vice President and Director of Human Resources, The Lorain National Bank (1999 to present)	59
David E. Nocjar	Senior Trust and Investment Officer, The Lorain National Bank (2002 to present); Previously Vice President and Trust Officer, The Lorain National Bank (2000 to 2002); Previously, Vice President and Senior Trust Officer, Citizens National Bank of Norwalk (1996 to 2000)	56
James H. Weber	Senior Vice President and Director of Marketing, LNB Bancorp, Inc. and The Lorain National Bank (1987 to present)	58

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
      Market Information. The common shares, par value $1.00 per share, of the Corporation are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.” The Table below shows the high and low sales prices reported on the NASDAQ Stock Market for the periods indicated. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2005, the Corporation had 2,217 shareholders of record, and the common shares had a closing price of $19.05 on February 28, 2005.
Common Stock Trading Ranges and Cash Dividends Declared

	2004		2003

	High	Low	High	Low

First Quarter	$21.60	$20.30	$21.28	$18.17
Second Quarter	21.13	18.28	23.95	20.50
Third Quarter	20.60	19.26	21.67	20.15
Fourth Quarter	20.70	19.45	21.00	20.17

	2004	2003
	Cash Dividends	Cash Dividends
	Declared	Declared

First Quarter — regular	$0.18	$0.17
Second Quarter — regular	0.18	0.17
Third Quarter — regular	0.18	0.17
Fourth Quarter — regular	0.18	0.17
Fourth Quarter — extra	—	0.02

Total Dividends	$0.72	$0.70

      Dividend Information. The Corporation has increased the cash dividend paid to shareholders each year since becoming a holding company in 1984. In the fourth quarter of 2003, the Corporation paid an extra cash dividend that was discretionary and was based upon the Corporation’s growth plans and near-term profitability outlook at that time. At present, the Corporation expects to pay cash dividends to shareholders in 2005 if approved by the Board of Directors.
      Market Makers. The market makers for the Corporation’s common shares include the following:

•	Archipelago Exchange (The)

•	Boston Stock Exchange

•	Brokerage America, LLC

•	Citigroup Global Markets Inc.

•	Friedman Billings Ramsey & Co.

•	Hill, Thompson, Magid and Co.

•	Howe Barnes Investments, Inc.

•	Keefe, Bruyette & Woods, Inc.

•	Knight Equity Markets, L.P.

•	Morgan Stanley & Co., Inc.

•	National Stock Exchange

•	Sandler O’Neill & Partners

•	Schwab Capital Markets

•	Susquehanna Capital Group

•	Sweney Cartwright & Co.

•	Trident Securities Inc.

Item 6.     Selected Financial Data
Five Year Consolidated Financial Summary
      The Corporation has derived the following selected consolidated financial data from notes appearing elsewhere in this Form 10-K.
Condensed Statements of Income and Selected Financial Data

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total interest income	$37,224	$37,860	$41,327	$45,101	$46,645
Total interest expense	9,102	9,196	12,095	16,998	19,209

Net interest income	28,122	28,664	29,232	28,103	27,436
Provision for loan losses	1,748	2,695	2,200	2,200	1,700
Other income	10,660	10,105	10,278	9,343	8,362
Net gain (loss) on sale of assets	(218)	1,519	808	313	(14)
Other expenses	26,290	26,467	24,753	22,946	21,254

Income before income taxes	10,526	11,126	13,365	12,613	12,830
Income taxes	3,051	3,411	4,200	4,048	4,400

Net income	$7,475	$7,715	$9,165	$8,565	$8,430

Cash dividend declared	$4,777	$4,626	$4,468	$4,365	$4,191
Per Common Share(1)(2)
Basic earnings	$1.13	$1.17	$1.39	$1.30	$1.28
Diluted earnings	1.13	1.17	1.39	1.30	1.28
Cash dividend declared	0.72	0.70	0.68	0.66	0.64
Book value per share	10.64	10.30	10.09	9.41	8.60
Financial Ratios(3)
Return on average assets	0.98%	1.05%	1.33%	1.35%	1.39%
Return on average common equity	10.75	11.33	14.24	14.36	15.83
Net interest margin (FTE)(4)	4.01	4.23	4.58	4.75	4.85
Efficiency ratio	67.82	63.01	61.41	60.96	59.42
Loans to deposits	93.77	91.91	90.01	92.13	90.94
Dividend payout	63.72	59.98	48.75	50.96	49.72
Average shareholders’ equity to average assets	9.15	9.22	9.31	9.35	8.77
Net charge-offs to average loans	0.38	0.31	0.29	0.34	0.26
Allowance for loan losses to total loans	1.28	1.46	1.31	1.23	1.16
Nonperforming loans to total loans	0.86	0.96	0.37	0.30	0.51
Allowance for loan losses to nonperforming loans	138.29	135.00	352.94	409.30	226.60
At Year End
Cash and cash equivalents	$26,818	$27,749	$26,832	$31,505	$25,136
Securities	149,621	152,127	152,295	138,401	127,101
Gross loans	575,224	533,975	509,376	477,488	451,140
Allowance for loan losses	7,386	7,730	6,653	5,890	5,250
Net loans	567,838	526,245	502,723	471,598	445,890
Other assets	37,372	35,100	33,549	23,022	23,983
Total assets	781,649	741,221	715,399	664,526	622,110
Total deposits	605,543	581,344	566,127	518,267	496,091
Other borrowings	100,915	86,563	75,791	78,515	63,736
Other liabilities	4,617	5,179	6,868	5,606	5,758
Total liabilities	711,075	673,086	648,786	602,388	565,585
Total shareholders’ equity	70,574	68,135	66,613	62,138	56,525
Total liabilities and shareholders’ equity	$781,649	$741,221	$715,399	$664,526	$622,110

(1)	Basic and diluted earnings per share are computed using the weighted-average number of shares outstanding during each year.
(2)	All share and per share data has been adjusted to reflect the three-for-two-stock split in 2003 and the 2 percent stock dividends in 2002, 2001, and 2000.
(3)	Ratios based on average annual balances.
(4)	Fully-Tax Equivalent (FTE) Basis.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
      This was a year of major changes for the Corporation, which serves Lorain County, eastern Erie County and western Cuyahoga County in northern Ohio. The Corporation’s performance is impacted by general trends in the banking industry and by local economic conditions within the geographic area of the Federal Reserve Bank of Cleveland – Fourth District. Because the Corporation derived 73% of its revenues from net interest income in 2004, the economic vitality of this region is an integral factor in the growth of the Corporation. In 2004, our region continued to struggle to recover from recession, and we expect this recovery to continue at a slow pace in 2005.
      During the past year, the Board of Directors conducted an extensive executive search for a permanent President and CEO to replace the interim President, James F. Kidd. This search resulted in selecting Mr. Daniel E. Klimas as President and CEO of the Corporation effective February 7, 2005.
      The year also reflected the full impact of the Sarbanes-Oxley legislation. This legislation requires management to develop and maintain a comprehensive process for assessing the effectiveness of the Corporation’s internal controls over financial reporting, and to issue a report on management’s assessment. As with all publicly traded companies, this was a costly and time consuming process.
      The previously announced first phase of a restructuring of the branch network was completed in 2004. Two new offices were opened in Avon and Avon Lake, serving two important growth areas in eastern Lorain County. The Corporation also opened a loan production office in Westlake, Ohio in 2004.
      In 2004, the Corporation purchased the assets and assumed certain liabilities of Mortgage One Banc Financial Services, Inc. and is now operating the business as LNB Mortgage LLC, a wholly owned subsidiary of the Bank. LNB Mortgage LLC serves as a local mortgage broker that management feels will substantially improve the ability of the Corporation to grow mortgage revenue in the future.
      The Corporation’s mission is to meet the demands of the market with unique customer solutions, whether these are free personal checking accounts or multi-million dollar commercial loans. The Corporation strives to compete against the super-regional banks with superior customer service, and to compete against other community banks by providing more creative and sophisticated products.
Key Indicators and Material Trends
      Growth in net interest income continues to be a challenge in the banking industry. Management can effect balance sheet changes that can insulate the net interest margin from dramatic changes in interest rates. In absolute terms, however, management believes that the Corporation will be realizing smaller margins in the future. Since the Corporation is dependent on net interest income for a large percentage of its revenue (73% in 2004), minimizing this compression is critical. The Corporation’s net interest margin historically has compared favorably with peer banks, and this trend continued in 2004. This historical strength is primarily due to the ability to grow and maintain a strong retail deposit base and to grow and maintain a strong commercial lending operation. The Corporation’s balance sheet is structured to benefit when rates rise, so as rates began to rise in late 2004, the Corporation began to see some net interest margin improvement.
      The generation of noninterest income is becoming more critical to the long-term success of the Corporation. While the Corporation historically has compared quite favorably to peers in this regard, there have been initiatives in the past year to diversify this revenue base. Competitive threats exist to the traditional deposit service charges and other transaction related fees. Additionally, changes in the industry have impacted the Corporation’s electronic banking fees. The volume of electronic transactions is growing, but per transaction revenue on debit and ATM transactions is declining. This is the result of VISA pricing. We were also impacted by changes in MasterCard standards regarding fee minimums and merchant underwriting standards. This necessitated a reengineering of our delivery of merchant services to over 600 customers. This had the impact of reducing our electronic banking revenues and the related costs in the fourth quarter of 2004. The profitability of this activity will be approximately the same, but gross merchant revenue will be down approximately $1 million per year. To address these threats, the Corporation has made changes to its investment and trust services and its mortgage banking operations. Additionally, the Corporation launched a transaction lending initiative. In 2005, the Corporation plans to continue to further develop its corporate cash management and mortgage businesses.
      Management believes that asset quality is a key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. In 2004, the level of nonperforming loans decreased over the prior year. The Corporation’s risk profile is improving with better loan underwriting, more aggressive management of problem loans and slightly increasing economic conditions.
      Since the ability to generate deposits is a key indicator of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the business plan. In 2004, as measured by the FDIC at June 30, 2004, the Corporation’s market share of deposits grew slightly, and now stands at 18.0%. The Corporation continues to do very well generating deposits in its historically strong city markets of Lorain, Elyria and Amherst. The partial year performance of the new offices in Avon Lake and Avon has exceeded our expectations. These branch initiatives that were completed in 2004 are designed to redeploy resources into the rapidly growing markets in Lorain County.
Results of Operations (Dollars in thousands except for per share data)
     Summary of Earnings
      Net income was $7,475 or $1.13 per diluted share in 2004, down from $7,715 or $1.17 per diluted share in 2003, and down from $9,165 or $1.39 per diluted share in 2002. Included in 2004 earnings was a $1,158 non-cash pretax charge to recognize other than temporary impairment of the Corporation’s investment in FNMA and FHLMC preferred securities. Included in 2003 earnings was an $832 gain on the sale of the Corporation’s credit card portfolio. As a percent of average assets, net income in 2004 represents a return of .98%. This compares to 1.05% and 1.33% in 2003 and 2002, respectively. Return on assets is one measure of operating efficiency. As a percent of average shareholders’ equity, net income in 2004 represented a return of 10.75%, as compared to 11.33% and 14.24% in 2003 and 2002, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.
     Net Interest Income
      Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Throughout this discussion, net interest income is presented on a fully taxable equivalent (FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate of 35%. Net interest income is the most significant component of the Corporation’s revenue, accounting for 73% in 2004, and earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets. Table 1 summarizes net interest income and the net interest margin for the three years ended December 31, 2004.
Table 1:     Net Interest Income

	2004	2003	2002

	(Dollars in thousands)
Net interest income	$28,122	$28,664	$29,232
Tax equivalent adjustments	215	383	415
Net interest income (FTE)	28,337	29,047	29,647
Net interest margin	3.98%	4.17%	4.52%
Tax equivalent adjustments	0.03%	0.06%	0.06%
Net interest margin (FTE)	4.01%	4.23%	4.58%

      The Corporation’s net interest income was $28,337 in 2004, which is a decline of $710 from 2003. This follows a decrease in net interest income of $600 in 2003 as compared to 2002. The net interest margin was 4.01% in 2004, which is a decline of 22 basis points from 2003. This follows a decrease of 35 basis points in 2003 as compared to 2002. Declining net interest income is primarily the result of the continued low interest rate environment through the first nine months of 2004, coupled with the slow recovery of the local economy. This decline can be seen in Table 3, which segments the change in net interest income into volume and rate components. The negative impact of rates is much more pronounced in 2003 and 2004 than the impact of volume. In 2002 and early 2003, the Corporation offset some of the net interest margin compression caused by declining rates with balance sheet growth. However, for much of 2003 and into the middle of 2004, assets grew much more slowly than the 7.6% average asset growth rate in 2002. Asset growth for 2004 did not occur until the latter part of the year, indicating that general economic conditions in the market are slowly improving. Net interest income and the net interest margin in the fourth quarter of 2004 were $7,353 and 4.10% as compared to $7,121 and 4.05% for the same period in 2003. Also impacting the Corporation’s net interest income was a higher dependence on non-core funding sources. This trend is highlighted in Table 12. Although these funds are not necessarily more expensive than other funding sources of comparable term, as our funding mix shifts from such extremely low cost sources, like savings accounts, to these alternative funding sources, the potential for further margin compression increases.
      In 2004, the Corporation attempted to keep asset maturities short and loan volume on a variable rate basis, to be properly positioned for the rising rate environment that began late in the year. At December 31, 2004, the Corporation’s cumulative twelve month GAP position was a positive $129 million, which means that assets that could potentially reprice in the next twelve months exceeded liabilities by this amount. Consequently, the Corporation is positioned to materially benefit from anticipated increases in interest rates as evidenced in the second half of 2004.
      Table 2 reflects the detailed components of the Corporation’s net interest income for each of the three years ended December 31, 2004. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 2:     Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Year Ended December 31

	2004			2003			2002

	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets:
Securities-tax equivalent	$139,646	$4,085	2.93%	$143,505	$4,572	3.19%	$132,140	$6,559	4.96%
Securities-tax exempt	10,581	674	6.37%	14,268	871	6.10%	13,135	812	6.18%
Federal funds sold and short-term investments	5,289	120	2.27%	3,261	39	1.20%	5,456	94	1.72%
Commercial loans	321,154	18,663	5.81%	286,244	16,788	5.86%	241,884	15,464	6.39%
Commercial loans-tax exempt	—	—	0.00%	—	—	0.00%	—	—	0.00%
Mortgage loans	105,485	7,051	6.68%	127,244	9,111	7.16%	148,489	11,162	7.52%
Consumer Loans	124,876	6,846	5.48%	112,628	6,862	6.09%	106,073	7,651	7.21%

Total Earning Assets	$707,031	$37,439	5.30%	$687,150	$38,243	5.57%	$647,177	$41,742	6.45%

Allowance for loan loss	(7,878)			(7,215)			(6,405)
Cash and due from banks	24,737			24,276			22,861
Bank owned life insurance	13,030			12,313			6,164
Other assets	22,617			21,696			21,689

Total Assets	$759,537			$738,220			$691,486

Liabilities and Stockholders’ Equity
Time deposits	$217,009	$5,147	2.37%	$213,743	$5,627	2.63%	$194,461	$6,394	3.29%
Savings deposit	105,883	322	0.30%	102,100	366	0.36%	95,893	800	0.83%
Interest-bearing demand	174,150	1,345	0.77%	176,430	1,268	0.72%	175,101	2,704	1.54%
Short-term borrowings	18,013	205	1.14%	18,185	198	1.09%	22,604	407	1.80%
FHLB advances	77,760	2,083	2.68%	64,880	1,737	2.68%	50,609	1,790	3.54%

Total Interest-Bearing Liabilities	$592,815	$9,102	1.54%	$575,338	$9,196	1.60%	$538,668	$12,095	2.25%

Noninterest-bearing deposits	92,305			89,928			82,665
Other liabilities	4,910			4,865			5,773
Stockholders’ Equity	69,507			68,089			64,380

Total Liabilities and Stockholders’ Equity	$759,537			$738,220			$691,486

Net Interest Income (FTE)		$28,337	4.01%		$29,047	4.23%		$29,647	4.58%
Taxable equivalent adjustment		(215)	(0.03)%		(383)	(0.06)%		(415)	(0.06)%

Net Interest Income Per Financial Statements		$28,122			$28,664			$29,232

Net Yield on Earning Assets			3.98%			4.17%			4.52%

      Net interest income also may be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 2004. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3:     Rate/Volume Analysis of Net Interest Income (FTE)

	Years ended December 31,

	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense 2004 and 2003			Income/Expense 2003 and 2002

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Securities-tax equivalent	$(115)	$(372)	$(487)	$564	$(2,551)	$(1,987)
Securities-tax exempt	(224)	27	(197)	70	(11)	59
Federal funds sold and short term investments	36	45	81	(38)	(17)	(55)
Commercial loans	2,049	(174)	1,875	2,836	(1,512)	1,324
Mortgage loans	(1,531)	(529)	(2,060)	(1,618)	(433)	(2,051)
Consumer loans	118	(134)	(16)	473	(1,262)	(789)

Total Interest Income	333	(1,137)	(804)	2,287	(5,786)	(3,499)

Time deposits	76	(556)	(480)	634	(1,401)	(767)
Savings deposits	11	(55)	(44)	52	(486)	(434)
Interest bearing demand	(18)	95	77	21	(1,457)	(1,436)
Short-term borrowings	(2)	9	7	(80)	(129)	(209)
FHLB advances	345	1	346	505	(558)	(53)

Total Interest Expense	412	(506)	(94)	1,132	(4,031)	(2,899)

Net Interest Income (FTE)	$(79)	$(631)	$(710)	$1,155	$(1,755)	$(600)

Table 4:     Details of Noninterest Income:

				2004	2003
				versus	versus
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Investment and trust services	$2,091	$1,762	$2,080	18.7%	(15.3)%
Deposit services charges	4,187	4,260	4,083	(1.7)	4.3
Other service charges and fees	479	616	622	(22.2)	(1.0)
Electronic banking fees	2,315	2,488	2,577	(7.0)	(3.5)
Gain on sale of loans	181	236	94	(23.3)	151.1
Gain on sale of securities	381	449	732	(15.1)	(38.7)
Gain (loss) on sale of other assets	378	2	(18)	NM	(111.1)
Income from bank owned life insurance	632	772	489	(18.1)	57.9
Other income	956	207	427	361.8	(51.5)

Total	$11,600	$10,792	$11,086	7.5%	(2.7)%
Impairment charge on securities	(1,158)	—	—	NM	—
Gain on sale of credit card portfolio	—	832	—	NM	NM

Total noninterest income	$10,442	$11,624	$11,086	(10.2)%	4.9%

     2004 versus 2003 Noninterest Income Comparison
      Noninterest income decreased $1,182, or 10.2%, in 2004 as compared to 2003. Included in 2004 results is a non-cash write-down of $1,158, to recognize an other than temporary impairment on FNMA and FHLMC equity securities owned by the Corporation. Although these securities are still investment grade, the recent troubles at these two agencies have impacted the value of the equity securities issued by these agencies. Also impacting the value of these securities has been the interest rate environment. Although these securities have variable rate structures, they have long reset periods. In Table 4, the sources of noninterest income are presented for the three years ended December 31, 2004. To aid in the discussion of core noninterest income trends, totals are presented including and excluding the 2004 impairment charge and the 2003 gain on sale of the Corporation’s credit card portfolio.
      Core noninterest income was $11,600 in 2004, an increase of $808 or 7.5% as compared to 2003. As can been seen in Table 4, investment and trust services improved 18.7% in 2004 versus 2003. This reflects improved business development efforts, general stock market conditions, and pricing changes in 2004. Offsetting a portion of this improvement were declines in deposit service charges and electronic banking fees. The decline in deposit service charges was attributable to local economic conditions. The decline in electronic banking fees was attributable to changes in the interchange income earned on VISA debit card and ATM transactions. The Corporation experienced increased card usage in 2004, but these increases were offset by the latest reductions in VISA’s per transaction pricing. Electronic banking fees were lower in 2004 as the Corporation made changes to its merchant service processing. Due to changes in MasterCard pricing and capital requirements, the Corporation outsourced the delivery of merchant processing in the fourth quarter. This service had generated annual revenue in excess of $1 million in recent years. However, the profit margin was relatively low, resulting in a pre-tax profit of only about $100 per year. Management believes that the changes that would have been required to remain a MasterCard merchant processor would have made this service unprofitable. Management expects that this new outsourcing solution will generate approximately the same pre-tax income as previously earned before the MasterCard changes. The gain on the sale of loans in 2004 was $181, representing a $56 decrease from 2003. In 2004 these gains were primarily due to the sale of SBA loans. In 2003, the sale of SBA loans was supplemented by the sale of 1-4 family real estate loans to FHLMC. The Corporation did not sell 1-4 family loans in the third or fourth quarter of 2004. The gain on the sale of securities in 2004 was $381, a decrease of $68 from 2003. The 2004 gains were primarily from the sale of non-rated municipal bonds. In 2004, the Corporation sold its former Avon Lake office after the new Avon Lake office opened in the second quarter. The Corporation also sold one of its parking lots in downtown Lorain. The sale of these two assets resulted in a $378 gain on sale of other assets in 2004 as compared to $2 in 2003. The increase in other income in 2004 of $749, as compared to 2003, was primarily attributable to revenue earned by the Corporation’s new mortgage company in the last four months of 2004.
     2003 versus 2002 Noninterest Income Comparison
      Core noninterest income in 2003 was $10,792, excluding the sale on the credit card portfolio. This was a decline of $294 from 2002. Investment and trust services were $1,762 in 2003, a decrease of 15.3% from 2002 which is dependent upon the overall performance of the financial markets. The 2003 decrease was attributable to the weak stock market. In 2003, deposit service charges were $4,260, an increase of 4.3% over 2002. This increase was attributable to the increase in the number of demand deposit accounts. Electronic banking fees were down $89 in 2003, or 3.5% as compared to 2002. The decline was primarily due to the first of several VISA pricing changes that reduced the Corporation’s revenue per ATM and debit card transaction. The gain on the sale of loans was $236 in 2003, an increase of $142 from 2002. In 2002 gains on the sale of loans resulted from the sale of mortgage loans to FHLMC. In 2003, the sale of mortgage loans continued, but approximately 50% of the gains on the sale of loans resulted from the sale of SBA loans. In 2002 and 2003, the gains on the sale of securities were the result of the Corporation’s repositioning of its securities portfolio to prepare for the anticipated rising rate environment. Other income was $207 in 2003, a decline of $220 from 2002. This decline was due to lower title company and insurance income in 2003.

Table 5:     Details of Noninterest Expense:

	For the Years Ended December 31,

				2004	2003
				versus	versus
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$12,995	$12,102	$12,229	7.4%	(1.0)%
Net occupancy	1,633	1,585	1,476	3.0	7.4
Furniture and equipment	2,784	2,517	2,193	10.6	14.8
Electronic banking expense	1,257	1,395	1,325	(9.9)	5.3
Supplies and postage	1,208	1,137	1,018	6.2	11.7
Outside services	1,182	1,441	1,306	(18.0)	10.3
Marketing and public relations	1,047	762	1,032	37.4	(26.2)
Ohio franchise tax	729	673	502	8.3	34.1
Other expense	3,455	3,143	3,672	9.9	(14.4)

Total	$26,290	$24,755	$24,753	6.2%	0.0%
Severance expense		1,712		NM	NM

Total noninterest expense	$26,290	$26,467	$24,753	(0.7)%	6.9%

     2004 versus 2003 Noninterest Expense Comparison
      Noninterest expense was $26,290 in 2004, a decrease of $177 or ..7% over the prior year. In 2003 noninterest expense included $1,712 in severance expenses. Excluding this expense, noninterest expense in 2004 would have increased $1,565 over 2003. The largest increases in noninterest expense in 2004 were in salaries and employee benefits, furniture and equipment expense, marketing, and other expenses.
      Salaries and employee benefits expense was $12,995 in 2004, which if severance costs are excluded from the 2003 totals, increased $893 over 2003. The salary component of this expense was primarily driven by the salaries associated with the LNB Mortgage LLC addition, which added $467 to salaries in 2004. Benefit costs were up $323, or 12.2%, in 2004 versus 2003. Most benefit costs were well controlled in 2004, however, the Corporation did experience a $206 increase in employment services expense related to the CEO and other management searches, and a $64 increase in pension cost related to the minimum pension liability.
      Furniture and equipment expenses totaled $2,784, an increase of $267 as compared to 2003. This increase was primarily due to increased software maintenance and amortization related to the upgrade of core systems, the replacement of the mainframe computer and licensing fees resulting from increased users and the necessity to increase servers and server capacity. The continuing trend in equipment expense stems from a technology upgrade of $4.5 million that began in 2002 and was nearing completion in 2004.
      Electronic banking expenses were $1,257 in 2004, down 9.9% from 2003. The change in 2004 as compared to 2003 primarily was the result of the out-sourcing of merchant processing. As discussed in the noninterest income section of this report, this change in processing will reduce card related revenue in future years, but the cost associated with this operation also is reduced.
      Outside services expense decreased 18% to $1,182 in 2004, from $1,441 in 2003. Outside services include general corporate legal expenses, compliance, audit, trust processing, technology consulting and other services. Legal fees decreased in 2004 as a result of the Corporation’s settlement of a complaint brought by the SEC. Technology consulting and compliance costs have also returned to more normal levels after increasing in 2003 as the Corporation updated its technology platform and compliance programs. Management expects that the legal and technology expenses will continue to grow modestly, however, compliance costs and audit fees related to Sarbanes-Oxley compliance are expected to increase.

      Marketing and public relations expense was $1,047 in 2004, an increase of $285 compared to 2003. This increase was primarily due to continued marketing costs related to the High Performance Checking products and marketing expenses in support of the new branch offices opened in 2004. Also impacting marketing costs were $104 incurred in support of the new mortgage operation. This expense was primarily attributable to mail and billboard advertising.
     2003 versus 2002 Noninterest Expense Comparison
      Excluding severance expenses in 2003, core noninterest expense was $24,755, nearly unchanged from 2002. Including severance expenses, noninterest expense was $26,467, a 6.9% increase over 2002.
      Salary and employee benefit expense was $12,102 in 2003, which excluding the severance expenses in 2003 was a decline of $127, or 1.0% decrease over 2002. This decrease was due primarily to a $322 reduction in pension costs as this plan was frozen as of December 31, 2002, and a $249 reduction in the contribution to the ESOP plan, partially offset by normal salary increases and higher 401(k) expenses.
      Furniture and equipment costs were $2,517 in 2003, an increase of 14.8% over 2002. This increase was due to higher equipment depreciation and software amortization.
      Electronic banking expense increased 5.3% in 2003 to $1,395 versus 2002 due to management’s decision to outsource the ATM and debit card processing, as well as increased transaction volume. ATM and debit card processing was an in-house operation in prior years, and this cost was reflected in equipment and software costs in periods prior to 2003.
      Outside services were $1,441 in 2003, a 10.3% increase over 2002. The increase in 2003 reflected legal fees related to a complaint brought by the SEC as well as higher than normal compliance fees related to new compliance programs in many areas of the Corporation and technology consulting fees related to the technology projects underway in 2003.
      Marketing and public relations expense was $762 in 2003, a decrease of 26.2% compared to 2002. The decrease was due primarily to a reduction in marketing costs related to the introduction of the High Performance Checking products in 2002.
      Ohio franchise tax expense was $673 in 2003, an increase of 34.1% from 2002. In 2002 the Corporation received a refund of Ohio franchise tax paid in prior years. The 2003 expense is a more normal level.
      The efficiency ratio is expressed as noninterest expense as a percentage of the sum of net interest income (FTE) plus noninterest income. The efficiency ratio for 2004 increased to 67.82% from 63.01% for 2003 and 61.41% for 2002. The higher efficiency ratio during 2004 and 2003 was due to continued revenue compression and the expense trends noted above.
Income Taxes
      Federal income tax expense was $3,051 in 2004, representing a decrease of $360 from 2003. In 2003 federal income tax expense was $3,411, representing a $789 decrease from 2002. The Corporation’s average tax rate was 29.0% in 2004, 30.7% in 2003 and 31.4% in 2002. This trend reflects the impact of the Corporation’s $10.4 million Bank Owned Life Insurance investment in 2002 and the impact in 2004 of new markets tax credits being generated by North Coast Community Development Corporation (the “NCCDC”), a wholly-owned subsidiary of the Bank. On December 29, 2003, NCCDC received official notification of this tax credit award. Over the next eleven years, it is expected that projects will be financed, which will improve the overall economic conditions in Lorain County, and generate additional net interest income and tax savings for the Corporation. The Corporation made a $4.5 million qualified investment in NCCDC in 2004 which generated a $225 tax credit in 2004.

Balance Sheet Analysis
     Securities
      The maturity distribution of the Corporation’s securities portfolio for the year ended December 31, 2004 is presented in Note 5 to the consolidated financial statements. In addition to the information contained in this note, the mortgage backed securities portfolio has an average life of approximately 3.8 years, and is expected to generate approximately $11.6 million of cashflow in 2005. The Corporation continues to utilize the securities portfolio for management of its interest rate risk and liquidity needs. The Corporation currently has a portfolio that consists of approximately 40% U.S. government agencies, 47% U.S. agency mortgage backed securities, 8% municipals and 5% in other securities. Other securities consist of Federal Home Loan Bank stock, Federal Reserve Bank stock and FNMA and FHLMC preferred stock. The preferred stock is classified as equity securities in the financial statements and has been written down through the income statement to its fair value as of December 31, 2004. Subsequent to year-end these equities were sold. At December 31, 2004, the securities portfolio had a net $1,287 unrealized loss. This represents .86% of total securities at December 31, 2004. New investment is primarily in short-term agencies and short average life mortgage backed securities and intermediate, high quality municipal bonds. Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2004.
Table 6:     Maturity Distribution of Securities at Amortized Cost

				December 31,

				2004	2003	2002
	From 1 to 5	From 5 to	After 10
	years	10 years	years	Total	Total	Total

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$64,030	$59,071	$8,688	$131,789	$127,571	$120,599
State and political subdivisions	3,168	2,517	5,463	11,148	11,240	10,515
Equity Securities	3,938			3,938	5,137	5,198
FHLB and Federal Reserve stock	4,033			4,033	—	—

Total securities available for sale	75,169	61,588	14,151	150,908	143,948	136,312

Securities held to maturity:
U.S. Government agencies and corporations	—	—	—	—	2,993	7,335
State and political subdivisions	—	—	—	—	1,796	3,313
Equity Securities					—	—
FHLB and Federal Reserve stock					3,879	3,738

Total securities held to maturity	—	—	—	—	8,668	14,386

Total Securities	$75,169	$61,588	$14,151	$150,908	$152,616	$150,698

Table 7:     The Weighted Average Yield for Each Range of Maturities of Securities

				December 31,

				2004	2003	2002
	From 1 to 5	From 5 to	After 10
	years	10 years	years	Total	Total	Total

Securities available for sale:
U.S. Government agencies and corporations	2.90%	3.45%	4.71%	3.28%	2.99%	4.24%
State and political subdivisions(1)	3.65	5.82	5.99	5.29	6.43	6.41
Equity securities	5.67			5.67	5.67	5.67
FHLB and Federal Reserve stock	4.36			4.36	0.00	0.00

Total securities available for sale	3.54%	3.33%	5.20%	3.54%	3.35%	4.46%

Securities held to maturity:
U.S. Government agencies and corporations					4.25%	5.60%
State and political subdivisions(1)					8.37	7.45
Equity securities					0.00	0.00
FHLB and Federal Reserve stock					4.14	4.61

Total securities held to maturity					5.05%	5.77%

Total Securities	3.54%	3.33%	5.20%	3.54%	3.45%	4.59%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 35% statutory Federal income tax rate.
     Loans
      Commercial loans comprised 59.0% of the total loan portfolio at December 31, 2004, increasing from 56.8% in 2003. The growth in the portfolio represents business development efforts in emerging markets. As mentioned earlier, the Corporation’s traditional Lorain County market has been slow to recover from recession. However, expanded lending efforts in Cuyahoga County provided much of the commercial loan growth in 2004. The amount of collateral required on commercial loans generally is determined on a loan-by-loan basis with loan-to-value ratios for commercial loans typically ranging from 50% to 100%. Other factors impacting loan-to-value ratios include the purpose of the loan, the current financial status of the borrower and the prior credit history of the borrower.
      Installment and home equity loans comprised 21.4% of the total loan portfolio at December 31, 2004, decreasing slightly from 21.9% in 2003. The Corporation makes installment loans on a secured and unsecured basis, based on the term and purpose of the loan. The Corporation also purchases loans from another financial institution in the Cleveland area.
      Real estate loans, including construction and mortgage loans, comprised 19.6% of the total loan portfolio at December 31, 2004, decreasing from 21.3% in 2003. This decline was the result of two factors. First, the Corporation’s mortgage portfolio consists of seasoned adjustable rate mortgages. With fixed mortgage rates at 40-year lows, this portfolio experienced about a 25% prepayment rate in 2004. Second, the Corporation now generates all mortgage business through LNB Mortgage LLC. LNB Mortgage LLC sells all production, both fixed and variable rates, in the secondary market. The combination of these two factors has reduced the overall portfolio balances. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.
      Loan balances and loan mix are presented by type for the five years ended December 31, 2004 in Table 8.

Table 8:     Loan Portfolio Distribution

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial	$339,439	$303,683	$259,993	$219,511	$186,866
Real Estate Mortgage	112,787	113,649	141,405	158,221	157,575
Installment	60,855	59,217	54,219	57,886	69,821
Home equity lines	62,143	57,762	48,816	37,008	31,662
Credit cards	—	—	5,117	4,862	5,216

Total loans	575,224	534,311	509,550	477,488	451,140
Allowance for loan losses	(7,386)	(7,730)	(6,653)	(5,890)	(5,250)

Net loans	$567,838	$526,581	$502,897	$471,598	$445,890

	December 31,

	2004	2003	2002	2001	2000

Loan Mix Percent

Commercial	59.0%	56.8%	51.0%	46.0%	41.4%
Real Estate Mortgage	19.6%	21.3%	27.8%	33.1%	34.9%
Installment	10.6%	11.1%	10.6%	12.1%	15.5%
Home equity lines	10.8%	10.8%	9.6%	7.8%	7.0%
Credit cards	0.0%	0.0%	1.0%	1.0%	1.2%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

      Table 9 shows the amount of commercial loans outstanding as of December 31, 2004, based on the remaining scheduled principal payments or principal amounts due in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in 1-year classification.
Table 9:     Commercial Loan Maturity and Repricing Analysis

December 31,
2004

(Dollars in
thousands)
Maturing and repricing in one year or less	$323,841
Maturing and repricing after one year but within five years	7,960
Maturing and repricing beyond five years	7,638

Total Commercial Loans	$339,439

Loans repricing beyond five years:
Fixed rate	$7,638
Variable rate	—

Total	$7,638

RISK ELEMENTS

(1)	Potential Problem Loans
      A summary of potential problem loans at December 31 follows:

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Potential Problem Loans	$21,576	$21,747	$15,549	$8,579	$3,924

      Potential problem loans are loans identified on management’s classified credits list, which include both loans that management has concern with the borrowers’ ability to comply with the present repayment terms and loans that management is actively monitoring due to changes in the borrowers’ financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.
      The level of potential problem loans rose significantly during 2002 and 2003 before stabilizing in the second quarter of 2004. This trend was due to local economic conditions and re-grading of commercial credits using a new, more formal risk management process. The economic factors which began as a general weakening of the local economy have started to improve slowly. The risk management process change was the formation of an independent loan administration function including the recruitment of a loan review officer and adopting a formal loan grading system. Most of the increases in potential problem loans in the last three years were in the category of “substandard,” with some increase in “special mention” as defined by regulatory agencies.
      At December 31, 2004, potential problem loans totaled $21,576, a $171, or 1% decrease from one year ago. Potential problem loans at December 31, 2004 primarily consist of commercial credits that the Bank is monitoring and reviewing. There are no particular industry concentrations of potential problem loans and the loans are substantially secured by commercial real estate. Prior to 2002, potential problem loans were at relatively low levels.

(2)	Loan Concentrations
      Management is not aware of any loans outstanding which, if aggregated, would be considered a concentration of lending in any particular industry or group of industries, nor are there significant amounts of loans made to agricultural or energy related businesses.
      Credit risk is managed through the Bank’s loan loss review policy which requires the loan review officer, lending officers, and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. For the five years ended December 31, 2004, there were no significant concentrations of credit risk in the loan portfolio.
      The Corporation’s operations are limited to three counties in Ohio. It has no foreign loans outstanding and therefore no exposure to cross border lending.

(3)	Loan Quality
      No material amount of loans that have been classified by regulatory examiners as “loss,” “substandard,” “doubtful,” or “special mention” have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Corporation or its subsidiary bank.

Provision and Allowance for Loan Losses
      The allowance for loan losses is maintained by the Corporation at a level considered by management to be adequate to cover probable credit losses inherent in the portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based on past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 10 presents the detailed activity in the allowance for loans losses and related charge-off activity for the five years ended December 31, 2004.
2004 versus 2003 Comparison
      The allowance for loan losses on December 31, 2004, was $7,386, or 1.28% of outstanding loans, compared to $7,730, or 1.46% at year-end 2003. The decline in the allowance for loan losses in 2004 as compared to 2003 reflects improving delinquency, potential problem loan balances and slowly improving economic conditions. The provision charged to operating expense was $1,748 and $2,695 in 2004 and 2003, respectively. The higher 2003 provision was recorded when potential problem loan trends that began to develop in 2002 persisted into 2003. Net charge-offs for 2004 were $2,092, as compared to $1,618 for 2003, while net charge-offs as a percentage of average loans outstanding for 2004 was .38%, compared to .31% for 2003. The charge-offs in 2004 were primarily asset-based commercial loans that had been identified previously for probable loss. The Corporation has been aggressively addressing the potential problem loans, and underwriting standards have been adjusted in response.
2003 versus 2002 Comparison
      The allowance for loan losses at December 31, 2003, was $7,730, or 1.46% of outstanding loans, compared to $6,653, or 1.31% at year-end 2002. The increase in the allowance for loan losses in 2003 as compared to 2002 was related primarily to a $6.2 million increase in potential problems loans. The provision charged to operating expense was $2,695 and $2,200 in 2003 and 2002, respectively, as this increase in potential problem loans was primarily in the “substandard” category as compared “special mention”. Net charge-offs for 2003 were $1,618, as compared to $1,437 for 2002, while net charge-offs as a percentage of average loans outstanding for 2003 was .31%, compared to .29% for 2002. This increase reflected the trends in potential problem loans and the beginning of the more aggressive approach to addressing loan quality and problem loans.

Table 10:     Analysis of Allowance for Loan Losses

	For the Periods ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of year	$7,730	$6,653	$5,890	$5,250	$4,667
Charge-offs:
Commercial	(1,619)	(1,207)	(738)	(490)	(85)
Real Estate Mortgage	(21)	(1)	(15)	(16)	—
Installment	(586)	(595)	(889)	(1,078)	(1,161)
Home equity lines	(109)	(22)	—	(9)	—
Credit cards	(5)	(133)	(141)	(145)	(87)

Total charge-offs	(2,340)	(1,958)	(1,783)	(1,738)	(1,333)

Recoveries:
Commercial	71	87	163	64	15
Real Estate Mortgage	—	—	1	5	9
Installment	158	219	157	76	151
Home equity lines	1	—	—	9	—
Credit cards	18	34	25	24	42

Total recoveries	248	340	346	178	217

Net charge-offs	(2,092)	(1,618)	(1,437)	(1,560)	(1,116)

Provision for loan losses	1,748	2,695	2,200	2,200	1,700

Balance at end of year	$7,386	$7,730	$6,653	$5,890	$5,251

Allocation of Year-end Allowance for Loan Losses

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial	$5,436	$5,495	$4,145	$3,750	$2,730
Real Estate Mortgage	161	405	412	363	338
Installment	700	1,237	1,475	1,351	1,738
Home equity lines	109	—	—	—	—
Unallocated	980	593	621	426	445

Total	$7,386	$7,730	$6,653	$5,890	$5,251

Nonperforming Assets
      Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. Nonperforming loans are loans which are 90 days past due, and in management’s estimation, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans are classified as restructured when, due to deterioration of a customer’s financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.
      Nonperforming assets at year-end 2004 were $5,341 compared to $5,743 at year-end 2003. At December 31, 2004, 66% of nonperforming loans were commercial loans, 23% were mortgage loans, 8% were home equity lines and 3% were personal loans. This compares to 79% for commercial loans, 16% for mortgage loans, 2% for home equity lines and 3% for personal loans at year-end 2003.

      The Corporation’s nonperforming assets decreased at year-end 2004 by $402 as compared to 2003. This resulted from the net decrease in nonaccrual loans of $233 and the net decrease in other foreclosed assets in the amount of $169. The nonperforming loans at December 31, 2004 were substantially secured by commercial real estate. Nonperforming loans did not have a material impact on interest income during 2004, 2003 and 2002. For additional information on nonperforming assets, see Note 7 to the Consolidated Financial Statements. The overall quality of the portfolio remains good. The ratio of nonperforming loans to total loans decreased to .85% at year-end 2004, as compared to .96% and .37% at year-end 2003 and 2002, respectively. There were no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.
      The Corporation’s credit policies are reviewed and modified on an ongoing basis to remain suitable for the management of credit risks within the loan portfolio as conditions change. At December 31, 2004, there were no significant concentrations of credit risk in the loan portfolio. More information about the loan portfolio is presented in Note 7 to the Consolidated Financial Statements.
      Table 11 sets forth nonperforming assets at each of the five years ended December 31, 2004.
Table 11:     Nonperforming Assets

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial loans	$3,255	$4,104	$1,213	$546	$1,380
Real Estate Mortgage	1,116	821	461	644	467
Installment loans	150	140	167	113	189
Home equity lines	400	89	22	13	183
Total nonperforming loans	4,921	5,154	1,863	1,316	2,219
Other foreclosed assets	420	589	22	123	98

Total nonperforming assets	$5,341	$5,743	$1,885	$1,439	$2,317

Loans 90 days past due accruing interest	$—	$46	$45	$149	$306

Allowance for loan losses to nonperforming loans	150.1%	150.0%	357.1%	447.6%	236.6%

Funding Sources
      Table 12 shows the various sources of funding for the Corporation:
Table 12:     Funding Sources

	Average Balances Outstanding			Average Rates Paid

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
Demand deposits	$92,305	$89,928	$82,665	0.00%	0.00%	0.00%
Interest checking	81,191	72,795	64,776	0.23%	0.26%	0.75%
Money market	7,942	15,434	16,706	1.59%	0.82%	2.86%
Market access	85,017	88,201	93,619	1.12%	1.08%	1.86%
Savings deposits	105,883	102,100	95,893	0.34%	0.36%	0.83%
Time deposits	217,009	213,743	194,461	2.59%	2.63%	3.29%

Total deposits	$589,347	$582,201	$548,120	1.23%	1.60%	2.25%

Short-term borrowings	18,013	18,185	22,604	1.14%	1.90%	1.80%
FHLB borrowings	77,760	64,880	50,609	2.68%	2.68%	3.54%

Total borrowings	95,773	83,065	73,213	2.39%	2.33%	3.00%

Total funding	$685,120	$665,266	$621,333	1.39%	1.69%	2.34%

      The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our market area. To achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products including checking accounts, savings accounts, money market investment accounts, and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by our business sweep accounts. The Corporation also has begun to access the brokered CD market providing term funding at rates comparable to other national market borrowings. National market borrowings are lines of credit with correspondent banks, the Federal Home Loan Bank of Cincinnati, and the Federal Reserve Bank of Cleveland. Table 12 highlights the average balances and the average rates paid on these sources of funds for each of the three years ended December 31, 2004.
      Average deposit balances grew 1.2% in 2004, compared to increases of 5.8% in 2003 and 8.2% in 2002. The Corporation continues to benefit from a large concentration of low cost deposit funding. Sources such as demand deposit accounts, savings accounts, and interest checking accounts comprised 40.8% of the Corporation’s average funding in 2004, and grew by 5.5% in 2004 and 8.8% in 2003. These funds had an average yield of .20% in 2004. Although these remain important sources of funds, the Corporation is more dependent on brokered and public fund CDs. The Corporation introduced new High Performance demand and interest bearing products in 2002, and the success of these products is reflected in the growth in average demand deposit balances in 2003 and 2004. Average time deposit balances increased 1.5% in 2004 following an increase of 9.9% in 2003 and a decline of .6% in 2002. The increase in time deposits resulted from increased public fund investment and brokered CD balances. At year-end December 31, 2004, 2003 and 2002, the Corporation had $22.8 million, $0 and $0 of brokered CD’s and $39.1 million, $49.7 million and $39.2 million of public fund CD’s, respectively.
      Average borrowings increased 21.3% in 2004 as compared to an increase of 13.5% in 2003 and 24.3% in 2002. The Corporation’s borrowings are primarily sweep accounts and Federal Home Loan Bank advances. These products are relatively inexpensive and support the Corporation’s interest rate risk management strategy. The Corporation expects these trends to continue.

Liquidity
      Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity is achieved by managing the cashflow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in the liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2004 the Bank was in compliance with these policy limits.
      In addition to maintaining a stable source of core deposits, the Bank manages adequate liquidity by assuring continual cashflow in the securities portfolio. At December 31, 2004, the Corporation expects the securities portfolio to generate cash flow of $24.0 million in the next 12 months and $75.5 million in the next 36 months.
      The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and federal funds lines with correspondent banks. Table 13 below highlights the liquidity position of the Corporation at December 31, 2004 including total borrowing capacity, current unused capacity and collateral pledged for each borrowing arrangement.
Table 13:     Liquidity

	Borrowing	Unused	Collateral
Funding Source	Capacity	Capacity	Pledged

	(Dollars in thousands)
FHLB Cincinnati	$79,250	$19,725	$254,229
FRB Cleveland	14,288	14,288	16,809
Federal Funds Lines	47,750	27,750	—

Total	$141,288	$61,763	$271,038

LNB Bancorp, Inc.
      LNB Bancorp, Inc. is the financial holding company of The Lorain National Bank and conducts no operations. Its only need for liquidity is the payment of the quarterly shareholder dividend, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from The Lorain National Bank. At December 31, 2004, it also had certain short-term investments in the amount of $3.7 million which may be used for dividends and other corporate purposes. The holding company has access to additional sources of liquidity through correspondent lines of credit, but no such agreements were in place and there was no amount outstanding as of December 31, 2004.
Capital Resources
      Shareholders’ equity at year-end 2004 totaled $70,574, compared to $68,135 and $66,613 at year-end 2003 and 2002, respectively. This increase in 2004 resulted from net income of $7,475, less the payment of dividends of $4,777 less a $593 change in comprehensive income, an increase in retained earning of $2,576 and a $455 decline in treasury stock. The comprehensive income change was due to the change in the fair value of securities classified as available for sale and the change in the minimum pension liability.
      Total cash dividends declared in 2004 by the Board of Directors rose to $4,777 from $4,626 in 2003, a 3.3% increase. In each of the last 20 years, the Board of Directors has approved an increase in the regular cash dividend.
      The dividend payout ratio, representing dividends per share divided by earnings per share, was 67.82% and 59.98% for the years 2004 and 2003, respectively. The increase in the dividend payout ratio is above the long-term target ratio established by the Board of Directors, but represents the Corporation’s confidence in the near-term recovery of both revenue and earnings growth.
      At December 31, 2004, the Corporation’s market capitalization was $133.6 million compared to $134.3 million at December 31, 2003. There were 2,262 shareholders of record at December 31, 2004. The Corporation’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”
      The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation consistently has maintained the regulatory capital ratios of the Corporation and the Bank above “well capitalized” levels. For further information on capital ratios see Notes 1 and 14 of the Consolidated Financial Statements.
Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements
      Note 20 to the Consolidated Financial Statements presents, as of December 31, 2004, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. In addition, the Corporation has commitments under a defined benefit pension plan as described in Note 16 to the Consolidated Financial Statements.
Table 14:     Contractual Obligations

	One Year	Two and	Four and	Over Five
	or Less	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Deposits	$178,952	$197,497	$—	$—	$376,449
Certificates of deposit	126,353	85,892	16,339	510	229,094
Short-term borrowings	31,619	—	—	—	31,619
FHLB advances	28,190	26,000	15,000	106	69,296
Operating leases	277	475	298	157	1,207
Benefit payments	312	678	695	2,285	3,970
Severance payments	291	251	218	261	1,021
Forward-looking Statements
      Certain statements contained herein are not based on historical facts and are “forward-looking statements”. Forward-looking statements which are based on various assumptions, some of which are beyond the control of the Corporation, may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Corporation operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
      The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policy and Estimates
      The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. It follows general practices within the banking industry and application of these principles requires management to make assumptions, estimates and judgments that affect the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements.
      The most significant accounting policies followed by the Corporation are presented in Item 8, note 1. These policies are fundamental to the understanding of results of operation and financial conditions. The accounting policies considered to be critical by management are as follows:

•	Allowance for loan losses
      The allowance for loan losses is an amount that management believes will be adequate to absorb probable credit losses inherent in the loan portfolio, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is subjective in nature. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.
      A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of all loans currently evaluated for impairment are collateral-dependent and therefore the fair value is determined by the fair value of the underlying collateral.
      The Corporation maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.”
      The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. Many factors are considered when these grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, consumer and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.
      Specific allowances are established for all classified loans when management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor for those loans. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.
      Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations

•	Pension accounting
      Four key variables are used for calculating the annual pension cost (1) size of employee population, (2) actuarial assumptions, (3) expected long-term rate of return on plan assets and (4) discount rate. Described below is the effect of each of the variables on the pension expense:
      Size of employee population has stayed more or less stagnant over the last few years, thereby causing pension cost relating to this variable to be more or less the same.
      Actuarial assumptions are required for mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors do not change over time, so the range of assumptions and their impact on pension expense is generally narrow.
      Expected long-term rate of return on plan assets are based on the balance in the pension asset portfolio at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the actual long term rate of return on plan assets over time. The expected long-term rate of return is generally held constant so the pattern of income/expense recognition more closely matches the stable pattern of services provided by the employees over the life of pension obligation. At December 31, 2004 the expected long term rate of return on plan assets was 5.00%.
      A discount rate is used to determine the present value of the future benefit obligations. It reflects the rates available on long-term high quality fixed income debt instruments, reset annually on the measurement date. The discount rate used in 2004 was 5.75%.

•	Income Taxes
      The Corporation’s income tax expense and related current and deferred tax assets and liabilities are presented as prescribed in SFAS No. 109 “Accounting for Income Taxes.” SFAS 109 requires the periodic review and adjustment of tax assets and liabilities based on many assumptions. These assumptions include predictions as to the Corporation’s future profitability, as well as potential changes in tax laws that could impact the deductibility of certain income and expense items. Since financial results could be significantly different than these estimates, future adjustments may be necessary to tax expense and related balance sheet accounts.
Impacts of Recent Accounting Pronouncements:
      Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting and regulatory pronouncements warrant further discussion.

SFAS No. 123 (revised) “Share Based Payment”
      In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. The Corporation anticipates adopting SFAS 123R prospectively in the first quarter of 2005. The proforma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Corporation’s results of operations.

AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”
      In December 2003, the AICPA’s Accounting Standard Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation does not expect the requirements of SOP 03-03 to have a material impact on the results of operations, financial position, or liquidity.

EITF No 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”
      In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect. The Corporation does not expect the requirements of EITF 03-1 to have a material impact on the Corporation’s results of operations, financial position or liquidity.

SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106”
      In December 2003, the FASB issued SFAS No. 132 (revised December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS 132”). SFAS 132 revises employers’ disclosures about pensions and other postretirement benefit plans. This statement does not change the measurement or recognition of pension plans and other postretirement benefit plans required by FASB Statement No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. In general, the annual provisions of SFAS 132 are effective for fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption did not have a material impact on the Corporation’s results of operations, financial position, or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Also, see Item 8 — Financial Statements and Supplementary Data
Market Risk Management
      Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives will be adversely affected by movements in market rates or prices. These include interest rates, foreign exchange rates, equity prices, credit spreads and commodity prices. For the Corporation, the dominant market risk is exposure to changes in interest rates. The negative effect of this exposure is felt through the net interest spread, mortgage banking revenues and the market values of various assets and liabilities.
      The Corporation manages market risk through its Asset/ Liability Management Committee (“ALCO”) at the Bank level. This committee assesses interest rate risk exposure through two primary measures: rate sensitive assets divided by rate sensitive liabilities and earnings-at-risk simulation of net interest income.
      The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the interest rate gap. An institution that has more interest rate sensitive assets than interest rate sensitive liabilities in a given period is said to be asset sensitive or has a positive gap. This means that if interest rates rise a corporation’s net interest income may rise and if interest rates fall its net interest income may decline. If interest sensitive liabilities exceed interest sensitive assets then the opposite impact on net interest income may occur. The usefulness of the gap measure is limited. It is important to know the gross dollars of assets and liabilities that reprice in various time horizons, but without knowing the frequency and basis of the potential rate changes its predictive power is limited. The gap information for the Corporation is presented in Table 15 for the year ended December 31, 2004.
      Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. Earnings at risk analysis is a dynamic modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2004, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $2.9 million and in a -200 basis point shock, net interest income would decrease $4.5 million. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
      The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2004, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 6.7%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 3.1%.

Table 15:     GAP Analysis

	December 31, 2004

					After
	1 Year	2-3 Years	4-5 Years	5-15 Years	15 Years	Total

	(Dollars in thousands)
Securities and short-term investment	$27,739	$51,418	$27,872	$47,557	$—	$154,586
Commercial loans	65,940	—	—	—	—	65,940
Real estate loans	320,815	29,974	40,427	56,716	488	448,420
Consumer loans	28,399	12,787	9,467	10,202		60,855

Total interest-earning assets	$442,893	$94,179	$77,766	$114,475	$488	$729,801

Time deposits	$127,357	$85,484	$16,253	$—	$—	$229,094
Interest-bearing demand and savings	63,512	62,963	60,506			186,981
Money market accounts	62,467	15,666	15,055			93,188
Short-term borrowings	59,809					59,809
Long-term borrowings	—	27,897	17,209			45,106

Total interest-bearing liabilities	$313,145	$192,010	$109,023	$—	$—	$614,178

Cumulative interest rate gap	$129,748	$31,917	$660	$115,135	$115,623	$115,623

Cumulative interest rate gap as percent of average earning assets	18.6%	4.6%	0.1%	16.5%	16.6%

Item 8.	Financial Statements and Supplementary Data
Table of Contents:

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands
	except share amounts)
ASSETS
Cash and due from banks	$23,123	$24,646
Federal funds sold and short-term investments	3,695	3,103
Securities:
Available for sale, at fair value	145,588	143,459
Held to maturity, at cost (fair value $4,952 in 2003)	—	4,789
Federal Home Loan Bank and Federal Reserve stock	4,033	3,879

Total securities	149,621	152,127

Loans:
Loans held for sale	3,067	6,215
Portfolio loans	572,157	527,760
Allowance for loan losses	(7,386)	(7,730)

Net loans	567,838	526,245

Bank premises and equipment, net	11,493	11,009
Other real estate owned	420	589
Bank owned life insurance	13,335	12,702
Intangible assets	3,801	3,581
Accrued interest receivable	2,594	2,589
Other assets	5,729	4,630

Total Assets	$781,649	$741,221

LIABILITIES
Deposits
Demand and other noninterest-bearing	$96,280	$86,693
Savings, money market, and interest-bearing	280,169	277,197
Certificates of deposit	229,094	217,454

Total deposits	605,543	581,344
Securities sold under repurchase agreements and other short-term borrowings	31,619	15,023
Federal Home Loan Bank advances	69,296	71,540
Accrued interest payable	1,172	875
Accrued taxes, expenses and other liabilities	3,445	4,304

Total Liabilities	711,075	673,086

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,766,867 shares	6,766	6,766
Additional paid-in capital	26,243	26,243
Retained earnings	41,292	38,715
Accumulated other comprehensive loss	(1,297)	(704)
Treasury stock at cost, 125,686 shares in 2004 and 149,249 shares in 2003	(2,430)	(2,885)

Total Shareholders’ Equity	70,574	68,135

Total Liabilities and Shareholders’ Equity	$781,649	$741,221

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended

	2004	2003	2002

	(Dollars in thousands except share
	and per share amounts)
Interest Income
Loans	$32,560	$32,759	$34,277
Securities:
U.S. Government agencies and corporations	3,784	4,155	5,944
States and political subdivisions	459	610	583
Other debt and equity securities	301	296	423
U.S. Treasury securities	—	—	6
Federal funds sold and short-term investments	120	40	94

Total interest income	37,224	37,860	41,327
Interest Expense
Deposits:
Certificates of deposit, $100 and over	1,448	1,447	1,394
Other deposits	5,366	5,814	8,504
Federal Home Loan Bank advances	2,066	1,737	1,790
Federal funds borrowed and security repurchase agreements	222	198	407

Total interest expense	9,102	9,196	12,095

Net Interest Income	28,122	28,664	29,232
Provision for Loan Losses	1,748	2,695	2,200

Net interest income after provision for loan losses	26,374	25,969	27,032
Noninterest income
Investment and trust services	2,091	1,762	2,080
Deposit service charges	4,187	4,260	4,083
Other service charges and fees	2,794	3,104	3,199
Income from bank owned life insurance	632	772	489
Other income	956	207	427

Total fees and other income	10,660	10,105	10,278
Securities gains (losses), net	(777)	449	732
Gain on sale of loans	181	236	94
Gain on sale of credit card portfolio	—	832	—
Gain (loss) on sale of other assets, net	378	2	(18)

Total noninterest income	10,442	11,624	11,086
Noninterest Expense
Salaries and employee benefits	12,995	13,814	12,229
Net occupancy	1,633	1,585	1,476
Furniture and Equipment	2,784	2,517	2,193
Electronic banking expenses	1,257	1,395	1,325
Supplies and postage	1,208	1,137	1,018
Outside services	1,182	1,441	1,306
Marketing and public relations	1,047	762	1,032
Ohio Franchise tax	729	673	502
Other expense	3,455	3,143	3,672

Total noninterest expense	26,290	26,467	24,753

Income before income tax expense	10,526	11,126	13,365
Income tax expense	3,051	3,411	4,200

Net Income	$7,475	$7,715	$9,165

Net Income Per Common Share
Basic	$1.13	$1.17	$1.39
Diluted	1.13	1.17	1.39
Dividends declared	0.72	0.70	0.68
Average Common Shares Outstanding
Basic	6,631,392	6,615,654	6,607,943
Diluted	6,632,324	6,615,654	6,607,943
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2001	$4,418	$26,238	$33,125	$1,257	$(2,900)	$62,138
Comprehensive income:
Net income			9,165			9,165
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(203)		(203)

Total comprehensive income						8,962
Common dividends declared, $.68 per share			(4,468)			(4,468)
Issuance of 200 common shares under stock option plans		3				3
Payment of cash in lieu of fractional shares issued pursuant to 2% stock dividend			(22)			(22)
Market value of stock issued in payment of 2% stock dividend, 83,474 shares	83	2,078	(2,161)			—

Balance, December 31, 2002	$4,501	$28,319	$35,639	$1,054	$(2,900)	$66,613
Comprehensive income:
Net income			7,715			7,715
Other comprehensive loss, net of tax:
Minimum pension liability				(381)		(381)
Change in unrealized gains and losses on securities				(1,377)		(1,377)

Total comprehensive income						5,957
Common dividends declared, $.70 per share			(4,626)			(4,626)
Issuance of 722 shares of Treasury Stock					15	15
Issuance of 15,425 common shares under stock option plans	15	174				189
Payment of cash in lieu of fractional shares issued under three-for-two stock split			(13)			(13)
Issuance of 2,250,210 common shares under three-for-two stock split	2,250	(2,250)				—

Balance, December 31, 2003	$6,766	$26,243	$38,715	$(704)	$(2,885)	$68,135
Comprehensive income:
Net income			7,475			7,475
Other comprehensive loss, net of tax:
Minimum pension liability				(67)		(67)
Change in unrealized gains and losses on securities				(526)		(526)

Total comprehensive income						6,882
Issuance of 23,103 shares of Treasury stock for stock options			(121)		454	333
Issuance of 460 shares of Treasury stock for employee benefit plans					1	1
Common dividends declared, $.72 per share			(4,777)			(4,777)

Balance, December 31, 2004	$6,766	$26,243	$41,292	$(1,297)	$(2,430)	$70,574

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended

	2004	2003	2002

	(Dollars in thousands)
Operating Activities
Net income	$7,475	$7,715	$9,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,748	2,695	2,200
Depreciation and amortization	3,045	2,972	2,135
Securities (gains) losses, net	777	(449)	(638)
Origination of Loans Held for Sale	—	(24,544)	(16,549)
Proceeds from loan sales	829	25,842	17,787
Net gain from loan sales	(181)	(236)	(94)
Net (gain) loss on sale of other assets	(378)	(834)	18
Net increase (decrease) in other assets	(2,100)	227	751
Net decrease (increase) in other liabilities	560	(740)	650
Other operating activities	(1,768)	(2,642)	937

Net cash provided by operating activities	10,007	10,006	16,362

Investing Activities
Proceeds from maturities of held-to-maturity securities	1,330	5,859	6,045
Proceeds from sales and maturities of available-for-sale securities	63,979	134,756	101,234
Purchase of held-to-maturity securities	(16,596)	—	(699)
Purchase of available-for-sale securities	(48,829)	(143,250)	(121,894)
Purchase of Federal Home Loan Bank Stock	154	—	—
Net increase in loans made to customers	(42,695)	(25,457)	(34,366)
Purchases of Bank premises and equipment	(2,604)	(2,646)	(1,876)
Purchase of Bank Owned Life Insurance	—	—	(10,413)
Proceeds from sale of bank premises and equipment	565	26	262
Net cash paid in acquisitions	(350)	—	—

Net cash used in investing activities	(45,046)	(30,712)	(61,707)

Financing Activities
Net increase (decrease) in demand and other non interest bearing deposits	9,587	5,814	(6,609)
Net increase (decrease) in savings, money access, and passbook deposits	2,972	(3,419)	27,110
Net increase in certificates of deposit	11,640	12,822	27,359
Net increase (decrease) in securities sold under repurchase agreements	16,596	(11,843)	(2,304)
Proceeds from Federal Home Loan Bank advances	104,256	247,210	43,830
Prepayment of Federal Home Loan Bank advances	(106,500)	(224,595)	(44,250)
Cash paid in lieu of fractional shares related to three-for-two split	—	(13)	(22)
Proceeds from exercise of stock option plans	333	189	3
Issuance of treasury stock	1	15	—
Dividends paid	(4,777)	(4,557)	(4,445)

Net cash provided by financing activities	34,108	21,623	40,672

Net increase (decrease) in cash and due from banks	(931)	917	(4,673)
Cash and due from banks, January 1	27,749	26,832	31,505

Cash and Due From Banks, December 31	$26,818	$27,749	$26,832

Supplemental cash flow information
Interest paid	$9,376	$9,304	$12,243
Income taxes paid	2,060	4,194	4,522
Transfer of loans to other real estate owned	999	589	86
Transfer of held to maturity securities to available for sale	19,909	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Consolidation
      The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiaries, The Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The consolidated financial statements also include the accounts of North Coast Community Development Corporation and LNB Mortgage LLC which are wholly-owned subsidiaries of the Bank. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
      LNB Bancorp Inc. prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP). As such, GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

Segment Information
      The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, eastern Erie and western Cuyahoga counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities and title insurance and insurance activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

Statement of Cash Flows
      For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

Securities
      Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2004 or December 31, 2003, LNB Bancorp did not hold any trading securities. Securities that an enterprise has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2004 LNB Bancorp did not hold any held to maturity securities. As of December 31, 2003 held to maturity securities totaled $4.7 million. Securities that are not classified as trading or held to maturity are classified as available for sale. As of December 31, 2004 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
      These stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

Loans
      Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Unearned income includes deferred fees net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct incremental loan origination costs are amortized to interest income, over the contractual life of the loan, using the interest method.
      Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
      Loans are generally placed on nonaccrual status (1) when they are 90 days past due for interest or principal, (2) when the full and timely collection of interest or principal becomes uncertain or (3) when part of the principal balance has been charged off. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed to interest income. Generally, a loan is returned to accrual status (a) when all delinquent interest and principal becomes current under the terms of the loan agreement or (b) when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful.
      A loan is considered impaired, based on current information and events, if it is probable that the Bank will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at initial effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded investment in the loan, an impairment allowance is established for the difference.

Allowance for Loan Losses
      The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the allowance, and the resulting provision, is based on judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) loan loss experience, (4) management’s evaluation of credit risk relating to pools of loan and individual borrowers, (5) sensitivity analysis and expected loss models, (6) value of underlying collateral, and (7) observations of internal loan review staff or banking regulators.
      The provision for loan losses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance or loan losses under current economic conditions and such other factors which, in Management’s judgment, deserve current recognition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Servicing Rights
      The Corporation recognizes as separate assets, rights to service fixed rate single-family mortgage loans that have been sold without recourse. The Corporation services these loans for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified by interest rate.
      The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. For the years presented, mortgage servicing assets and related amortization were not material.

Bank Premises and Equipment
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

Goodwill and Core Deposit Intangibles
      Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Accounting for Certain Financial Institutions”. Goodwill is no longer amortized beginning January 1, 2002, but rather is tested at least annually for impairment.
      Core deposit intangible assets which have finite lives continue to be amortized using an accelerated method over ten years and are subject to annual impairment testing.

Other Real Estate Owned
      Other real estate owned (OREO) represent properties acquired through customer loan default. Real estate and other tangible assets acquired through foreclosure are carried as OREO on the Consolidated Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

Investment and Trust Services Assets and Income
      Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the Corporation’s financial statements, as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.

Interest on Deposit Accounts
      Interest on deposit accounts is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the respective accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Corporation and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income
      The Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders’ equity.

Stock-Based Compensation
      The Corporation does not have a broad based stock option incentive plan. At December 31, 2004 it did however have stock option agreements with two individuals. SFAS 123 has been adopted for the disclosure of these two agreements. Proforma net income, assuming the expensing of the fair value of these options, has been disclosed in Note 17.

Reclassifications
      Certain amounts for 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

(2)	Earnings Per Share
      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	For the Calendar Year

	2004	2003	2002

	(Dollars in thousands except share
	and per share amounts)
Weighted average shares outstanding used in Basic Earnings Per Share	6,631,392	6,605,560	6,601,619
Dilutive effect of incentive stock options	932	10,094	6,324

Weighted average shares outstanding used in
Diluted Earnings Per Share	6,632,324	6,615,654	6,607,943

Net Income	$7,475	$7,715	$9,165

Basic Earnings Per Share	$1.13	$1.17	$1.39

Diluted Earning Per Share	$1.13	$1.17	$1.39

(3)	Cash and Due from Banks
      Federal Reserve Board regulations require the bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $13,406 and $12,387 during 2004 and 2003 respectively. The ending reserve balance on December 31, 2004 was $13,849 and $12,390 on December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Core Deposit Intangibles
      The Corporation assesses goodwill for impairment annually, and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flow and it was determined that no impairment has occurred.
      The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another Bank. These core deposit intangibles are also tested annually for impairment.
      Core deposit intangibles continue to be amortized over their estimated useful life of 10 years in accordance with SFAS No. 142.
      A summary of core deposit intangible assets follows:

	December 31,

	2004	2003

	(Dollars in
	thousands)
Core deposit intangible	$1,288	$1,288
Less: accumulated amortization	983	870

Carrying Value of core deposit intangibles	$305	$418

      The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at December 31, net of accumulated amortization:

	December 31,

	2004	2003

	(Dollars in
	thousands)
Goodwill	$3,138	$2,827
Mortgage servicing rights	358	336
Core deposit intangible	305	418

Total intangible assets	$3,801	$3,581

      The increase in goodwill in 2004 is due to the acquisition of LNB Mortgage LLC.
      Amortization expense for core deposit intangibles totaled $113, $113 and $112 in 2004, 2003 and 2002, respectively. Amortization expense on core deposit intangible assets is expected in the future as follows:

Amortization Expense

(Dollars in thousands)
2005	$113
2006	113
2007	79

Total	$305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)     Securities
      The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2004 and 2003 follows:

	December 31, 2004

	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$131,789	$168	$(2,080)	$129,877
State and political subdivisions	11,148	349	(8)	11,489
Equity securities	3,938	284	—	4,222
Federal Home Loan Bank and
Federal Reserve Bank stock	4,033	—	—	4,033

Total Securities	$150,908	$801	$(2,088)	$149,621

	December 31, 2003

	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$127,571	$238	$(1,148)	$126,661
State and political subdivisions	11,240	494	(10)	11,724
Equity securities	5,137	76	(139)	5,074

Total securities available for sale	143,948	808	(1,297)	143,459

Securities held to maturity:
U.S. Government agencies and corporations	2,993	100	—	3,093
State and political subdivisions	1,796	63	—	1,859

Total securities held to maturity	4,789	163	—	4,952

Federal Home Loan Bank and Federal Reserve Bank stock	3,879			3,879

Total Securities	$152,616	$971	$(1,297)	$152,290

      The amortized cost, fair values and yields of debt securities by contractual maturity date at December 31, 2004 follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

						Weighted
	Within	1 to	5 to	After		Average
	1 Year	5 Years	10 Years	10 Years	Total	Yield

	(Dollars in thousands)
U.S. Government agencies and corporations	$1,000	$60,049	$—	$—	$61,049	2.91%
U.S. Government agencies mortgage-backed securities	—	2,981	59,071	8,688	70,740	3.65%
State and political subdivisions	2,131	1,036	2,517	5,464	11,148	5.32%
Equity securities	3,938	—	—	—	3,938	5.67%
Federal Home Loan Bank and Federal Reserve Bank stock	4,033	—	—	—	4,033	4.36%

Amortized cost	$11,102	$64,066	$61,588	$14,152	$150,908	3.54%

Fair Value	$11,411	$63,185	$60,773	$14,252	$149,621	3.89%

      The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year. The carrying value of securities pledged to secure trust deposits, public deposits, securities sold under repurchase agreements, line of credit, and for other purposes required by law amounted to $120,297 and $129,654 at December 31, 2004 and 2003, respectively. The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. In 2004, the Corporation reclassified all remaining held to maturity securities to available for sale. This transfer was made recognizing that the primary purpose of the securities portfolio is liquidity. The Corporation does not anticipate classifying any securities as held to maturity in the future. The securities portfolio contained approximately $539 and $1,223 in non-rated securities of states and political subdivisions at December 31, 2004 and 2003, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $536 and $1,250 at December 31, 2004 and 2003, respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management has reviewed these non-rated securities and has determined that there is no impairment to their value as of December 31, 2004 and 2003. Included in equity securities is the Corporation’s investment in FNMA and FHLMC preferred stock which at December 31, 2004 was written down by $1,158 in 2004 to its current market value of $3,852 due to other than temporary impairment.
      The following is a summary of securities that had unrealized losses at December 31, 2004. The information is presented for securities that have been valued at less than amortized cost for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are different and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2004, the total unrealized losses of $2,088 were temporary in nature and due to the current level of interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized		Unrealized
	Value	Losses	Value	Losses	Fair Value	Losses

	(Dollars in thousands)
U.S. Government agencies and corporations	$30,458	$(248)	$28,640	$(510)	$59,098	$(758)
U.S. Government agency mortgage- backed securities	19,684	(485)	41,641	(837)	61,325	(1,322)
State and political subdivisions	—	—	841	(8)	841	(8)

Total	$50,142	$(733)	$71,122	$(1,355)	$121,264	$(2,088)

(6)     Transactions with Related Parties
      The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. An analysis of loans outstanding to related parties follows:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Aggregate amount beginning of year	$23,283	$24,608	$16,423
Additions (deductions)
New Loans	9,021	12,145	5,735
Repayments	(9,464)	(12,915)	(1,223)
Changes in directors and officers and/or affiliations, net	(441)	(555)	3,673

Aggregate amount end of year	$22,399	$23,283	$24,608

(7)     Loans and Allowance for Loan Losses
      Loan balances at December 31, 2004 and 2003 are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$137,830	$91,759
One to four family residential	170,582	187,697
Multi-family residential	4,348	4,125
Non-farm non-residential properties	135,528	148,053
Commercial and industrial loans	64,740	59,119
Personal loans to individuals:
Auto, single payment and installment	60,855	43,060
All other loans	1,341	162

Total loans	575,224	533,975
Allowance for loan losses	(7,386)	(7,730)

Net loans	$567,838	$526,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the allowance for loan losses for 2004, 2003 and 2002 is summarized as follows:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at the beginning of year	$7,730	$6,653	$5,890
Provision for loan losses	1,748	2,695	2,200
Loans charged-off	(2,340)	(1,958)	(1,783)
Recoveries on loans previously charged-off	248	340	346

Balance at the end of year	$7,386	$7,730	$6,653

      Information regarding impaired loans is as follows:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Year-end impaired loans with allowance for loans losses specifically allocated	$6,030	$16,329	$10,881
Amount of allowance specifically allocated to impaired loans	1,865	2,272	1,711
Average of impaired loans during the year	7,077	21,742	16,454
Interest income recognized during impairment	300	258	95
Nonaccrual loans at year end	$4,921	$5,154	$1,865

(8)     Bank Premises, Equipment and Leases
      Bank premises and equipment are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$2,323	$2,347
Buildings	10,503	9,863
Equipment	15,388	17,599
Leasehold improvements	850	749

Total Cost	29,064	30,558
Less accumulated depreciation and amortization	17,571	19,549

Net Bank premises and equipment	$11,493	$11,009

      Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,065 in 2004, $1,273 in 2003 and $1,286 in 2002. Amortization of purchased software charged to noninterest expense amounted to $347 in 2004, $324 in 2003 and $276 in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

	Building	Equipment

	(Dollars in thousands)
2005	$277	$185
2006	249	160
2007	226	137
2008	200	105
2009	98	64
2010 and thereafter	159	10

Total	$1,209	$661

      Rentals paid under leases on Bank premises and equipment, amounted to $273 and $105 in 2004, $295 and $43 in 2003 and $256 and $15 in 2002, respectively.

(9)	Deposits
      Deposit balances at December 31, 2004 and 2003 are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Demand and noninterest-bearing:
Individuals, partnerships, and corporations	$87,209	$75,606
U.S. Government	95	149
States and political subdivisions	7,468	6,451
Other	1,508	4,487

Total demand and noninterest-bearing	96,280	86,693

Savings, money market, and interest-bearing DDA:
Individuals and non-profit organizations	238,358	226,384
Corporations and profit organizations	26,932	32,231
State and political subdivisions	14,879	18,582

Total savings, money market, and interest-bearing DDA	280,169	277,197

Certificates of deposit:
Individuals, partnerships, and corporations	190,016	167,780
State and political subdivisions	39,078	49,674

Total certificates of deposit	229,094	217,454

Total Deposits	$605,543	$581,344

      The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $89,770 and $76,737 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The maturity distribution of certificates of deposit as of December 31, 2004 follows:

		After 3	After 6		After 2
		months but	months but	After 1 year	years but
	Within 3	within 6	within 1	but within 2	within 5	After 5
	months	months	year	years	years	years	Total

(Dollars in thousands)
December 31, 2004	$52,027	$43,278	$31,049	$64,812	$29,842	$8,086	$229,094

(10)	Short-Term Borrowings
      The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The level of the line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2004, the Bank had pledged approximately $16,809 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $14,228. No amounts were outstanding at December 31, 2004.
      Short-term borrowings include Securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2004.

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$11,619	$15,023	$26,866
Interest rate	2.23%	0.89%	1.36%
Average:
Outstanding	$14,749	$16,815	$18,805
Interest rate	1.39%	0.99%	1.74%
Maximum month-end balance	$18,997	$26,309	$29,633

Federal Funds Purchased
Period End:
Outstanding	$20,000	$—	$10,000
Interest rate	2.44%	0.00%	1.38%
Average:
Outstanding	$3,264	$1,370	$3,799
Interest rate	1.48%	1.35%	1.84%
Maximum month-end balance	$20,000	$7,000	$10,000

(11)	Federal Home Loan Bank Advances
      Federal Home Loan Bank advances amounted to $69,296 and $71,540 at December 31, 2004 and 2003 respectively. At December 31, 2004, collateral pledged for FHLB advances consisted of all shares of FHLB stock owned by the Bank, qualified mortgage loans totaling $254,229 and a $1,000 investment security. The total borrowing capacity of the Bank, at December 31, 2004, was $79,250 with unused collateral borrowing capacity of $19,725. The Bank maintains a $40,000 cash management line of credit with the FHLB. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following table presents the activity on this line of credit for the three years ended December 31, 2004, as well as short-term FHLB borrowings for the same periods.

	2004	2003	2002

	(Dollars in thousands)
Cash management advances from the Federal
Home Loan Bank (FHLB)
Period End:
Outstanding	$—	$15,000	$5,500
Interest rate	0.00%	1.09%	1.40%
Average:
Outstanding	$10,961	$16,600	$3,743
Interest rate	1.16%	1.28%	1.88%
Maximum month-end balance	$17,000	$30,000	$13,000
Short-term advances from the Federal Home Loan Bank (FHLB)
Period End:
Outstanding	$28,190	$17,235	$24,595
Interest rate range	2.06- 4.61%	1.15- 3.73%	1.50- 4.95%
      Maturities of FHLB advances outstanding at December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	2014

	(Dollars in thousands)
Amount	$28,190	$11,000	$15,000	$5,000	$10,000	$106
Interest Rate	2.80%	2.90%	3.60%	3.30%	3.36%	3.55%

(12)	Income Taxes
      The provision for income taxes consists of the following:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Income Taxes:
Federal current expense	$3,050	$3,661	$4,119
Federal deferred expense (benefit)	1	(254)	81
State and city current expense	—	4	—

Total Income Taxes	$3,051	$3,411	$4,200

      The following presents a reconciliation of the total income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 35 percent to income before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Computed “expected” tax expense	$3,685	$3,896	$4,678
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of states		(201)	(188)
and political subdivisions	(152)
Tax exempt interest on bank owned life insurance	(215)	(270)	(171)
State income taxes net of Federal benefit	2	2	—
New markets tax credit	(225)	-	—
Other, net	(44)	(16)	(119)

Total Income Taxes	$3,051	$3,411	$4,200

      Net deferred Federal tax assets are included in Other Assets on the Consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$2,511	$2,628
Deferred compensation	681	879
Minimum pension liability	231	197
Securities writedown	394	-
Unrealized loss on securities available for sale	438	166
Other, net	25	27

Total deferred Federal tax assets	$4,280	$3,897

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(488)	$(525)
FHLB stock dividends	(450)	(398)
Intangible asset amortization	(157)	(72)
Accrued loan fees and costs	(386)	(335)
Deferred charges	(184)	(95)
Prepaid pension	(147)	(123)

Total deferred Federal tax liabilities	(1,812)	(1,548)

Net deferred Federal tax assets	$2,468	$2,349

(13)	Shareholders’ Equity
     Preferred Stock
      The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2004, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.
     Common Stock
      The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 6,641,173 and 6,617,618 at December 31, 2004, and December 31, 2003, respectively.
     Common Stock Repurchase Plan and Treasury Stock:
      On May 20, 1997, the Board of Directors authorized the repurchase of up to 100,000 shares of common stock. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2004 and December 31, 2003, LNB Bancorp, Inc. held 125,686 shares and 149,249 shares of common stock as Treasury Stock under this plan for a total cost of $2,430 and $2,885 respectively. During 2004 and 2003, 23,563 and 722 shares, respectively, were issued out of Treasury to satisfy employee benefit plan requirements.
     Shareholder Rights Plan
      On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. adopted a Shareholder Rights Plan. The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in LNB Bancorp, Inc., other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s Common Shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, making an acquisition of the Corporation without prior Board approval prohibitively expensive.
      The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding LNB Bancorp, Inc. Common Share held as of the close of business on November 6, 2000. One Preferred Share Purchase Right will also be distributed for each Common Share issued after November 6, 2000. Each right entitles the registered holder to purchase from LNB Bancorp, Inc. Units of a new series of Voting Preferred Shares, no par value, at 50 percent of market value, if a person or group acquires 15 percent or more of LNB Bancorp, Inc.’s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common share.
     LNBB Direct Stock Purchase and Dividend Reinvestment Plan:
      The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation did not issue shares pursuant to the Plan in 2004 while 53,233 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2003 while 45,560 shares were purchased in the open market at the current market price.
     Dividend Restrictions
      Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years’ retained earnings. At December 31, 2004, approximately $10,742 of the Bank’s retained earnings was available for dividends to the Corporation. In addition to these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

(14)	Regulatory Capital
      The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, and State of Ohio laws and regulations, including the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from “well capitalized” to “critically undercapitalized.” These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution’s semi-annual FDIC deposit insurance premium assessments.
      Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.
      The prompt corrective action regulations provide for five categories which in declining order are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically under-capitalized.” To be considered “well capitalized”, an institution must generally have a leverage capital ratio of at least 5 percent, a Tier I risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 10 percent.
      Total capital (Tier 1 and Tier 2) amounted to $75.8 million at December 31, 2004, representing 11.72% of net risk-adjusted assets compared with $72.8 million and 12.57%, respectively, at December 31, 2003. Tier 1 capital of $68.4 million at December 31, 2004 represented 10.58% of risk weighted assets, compared with $65.6 million and 11.32% at December 31, 2003.
      At December 31, 2004 and 2003, the capital ratios for the Corporation and its wholly-owned subsidiary, Lorain National Bank, exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of Lorain National Bank and LNB Bancorp, Inc.’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2004		December 31, 2003

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$75,814	11.72%	$72,838	12.57%
Bank	71,931	11.13%	69,196	11.97%
Tier 1 capital (risk weighted)
Consolidated	68,428	10.58%	65,594	11.32%
Bank	60,461	9.36%	57,961	10.02%
Tier 1 capital (average assets)
Consolidated	68,428	9.05%	65,594	8.92%
Bank	60,461	7.86%	57,961	7.81%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004		December 31, 2003

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Well Capitalized:
Total capital (risk weighted)
Consolidated	$64,688	10.00%	$57,952	10.00%
Bank	64,428	10.00%	57,880	10.00%
Tier 1 capital (risk weighted)
Consolidated	38,806	6.00%	34,771	6.00%
Bank	38,757	6.00%	34,728	6.00%
Tier 1 capital (average assets)
Consolidated	37,806	5.00%	36,749	5.00%
Bank	38,461	5.00%	36,561	5.00%

Minimum Required:
Total capital (risk weighted)
Consolidated	$51,750	8.00%	$46,362	8.00%
Bank	51,702	8.00%	46,304	8.00%
Tier 1 capital (risk weighted)
Consolidated	25,871	4.00%	23,181	4.00%
Bank	25,838	4.00%	23,152	4.00%
Tier 1 capital (average assets)
Consolidated	30,244	4.00%	29,399	4.00%
Bank	30,769	4.00%	29,249	4.00%

(15)	Financial Holding Company Only Financial Statements
      Substantially all of the retained earnings of the Corporation represent undistributed net income of its subsidiaries. Condensed financial information of LNB Bancorp, Inc. is as follows:

	December 31,

Condensed Balance Sheets	2004	2003

	(Dollars in thousands)
Assets:
Cash	$207	$1,679
Short-term investments	3,674	3,103
Investment in subsidiary bank	62,489	60,452
Investment in subsidiary nonbanks	91	77
Securities available for sale	116	93
Note receivable — subsidiary bank	4,000	4,000
Other assets	34	52

Total assets	$70,611	$69,456

Liabilities and Shareholders’ Equity
Liabilities	$37	$1,321
Shareholders’ equity	70,574	68,135

Total liabilities and shareholders’ equity	$70,611	$69,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended

Condensed Statements of Income	2004	2003	2002

	(Dollars in thousands)
Income
Cash dividends from subsidiary	$4,777	$4,626	$4,468
Interest and other income	369	483	581

Total Income	5,146	5,109	5,049

Expenses
Other expenses	397	563	838

Income before income taxes and equity in undistributed net income of subsidiary	4,749	4,546	4,211
Income tax (benefit) expense	7	(27)	(87)

Equity in undistributed net income of subsidiary	2,733	3,142	4,867

Net Income	$7,475	$7,715	$9,165

	Year Ended December 31,

Condensed Statements of Cash Flows	2004	2003	2002

	(Dollars in thousands)
Net Income	$7,475	$7,715	$9,165
Adjustments to reconcile net income to net cash for (or used in) operating activities
Equity in undistributed net income of banking subsidiary	(2,733)	(3,142)	(4,867)
Equity in undistributed net income of non-bank subsidiaries	35	53	170
Net change in other assets and liabilities	(1,235)	57	(313)

Net cash Provided by Operating Activities	3,542	4,683	4,155

Cash Flows from Investing Activities:
Proceeds from maturity of securities available for sale	—	—	80
Purchases of securities available for sale	—	—	(39)

Net cash Provided by Investing Activities	—	—	41

Cash Flows from Financing Activities:
Cash paid in lieu of fractional shares related to stock dividends and stock splits	—	(13)	(22)
Proceeds from exercise of stock options and shares issued under LNBB Direct Stock Purchase and Dividend Reinvestment Plan	333	189	3
Issuance of Treasury Stock	1	15	—
Dividends paid to Shareholders	(4,777)	(4,557)	(4,445)

Net cash (Used) in Financing Activities	(4,443)	(4,366)	(4,464)

Net increase (decrease) in Cash and Cash Equivalents	(901)	317	(268)
Cash and Cash Equivalents at Beginning of Year	4,782	4,465	4,733

Cash and Cash Equivalents at End of Year	$3,881	$4,782	$4,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Retirement Pension Plan
      The Bank’s non-contributory defined benefit pension plan (the Plan) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.
      The net periodic pension costs charged to expense amounted to $179 in 2004, $116 in 2003 and $574 in 2002. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Accrued Liability for the years ended December 31, 2004, 2003, and 2002. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits are accrued under the Plan after December 31, 2002. As a result of the Plan being frozen, the Corporation recorded, as a component of its net periodic pension cost, a loss due to the curtailment in the amount of $137 in 2002. Also as a result of the plan being frozen, the Corporation recorded a curtailment gain, as a component of the change in the projected benefit obligation, in the amount of $2,670 during 2002. The 2004 and 2003 losses recognized due to settlement in the amount of $105 and $20 results from significant lump sum distributions paid in 2004 and 2003, but not actuarially projected.

	Year Ended December 31,

Change in projected benefit obligation	2004	2003	2002

	(Dollars in thousands)
Projected benefit obligation at beginning of year	$(7,943)	$(8,415)	$(10,850)
Service cost	—	—	(556)
Interest cost	(450)	(477)	(643)
Actuarial gain (loss)	108	(283)	(83)
Curtailment gain	—	—	2,670
Settlement (loss)	(159)	(157)	—
Benefits paid	1,054	1,389	1,047

Projected benefit obligation at the end of year	$(7,390)	$(7,943)	$(8,415)

Change in plan assets
Fair value of plan assets at beginning of year	$7,227	$7,741	$9,665
Actual gain (loss) on plan assets	222	223	(877)
Employer contributions	500	652	—
Benefits paid	(1,054)	(1,389)	(1,047)

Fair value of plan assets at end of year	$6,895	$7,227	$7,741

Funded Status
Unrecognized net (gain) subsequent to transition	$(495)	$(716)	$(674)
Unrecognized actuarial loss	678	—	—
Unrecognized prior service cost	—	578	—

Prepaid (Accrued) Liability	$183	$(138)	$(674)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For Years Ended December 31,

Net Periodic Pension Cost	2004	2003	2002

	(Dollars in thousands)
Service cost	$—	$—	$556
Interest cost on projected benefit obligation	450	477	643
Expected return on plan assets	(376)	(381)	(743)
Amortization of unrecognized prior service liability	—	—	(35)
Recognized actuarial loss	—	—	16

Net periodic pension cost	$74	$96	$437

Loss recognized due to curtailment	—	—	137

Loss recognized due to settlement	105	20	—

Total pension cost	$179	$116	$574

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2004, 2003 and 2002

Weighted average discount rate	5.75%	5.75%	6.00%

Expected long-term rate of return on plan assets	5.00%	5.00%	7.88%

Assumed rate of future compensation increases	0.00%	0.00%	5.00%

      Amounts recognized in the consolidated balance sheets consist of:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Accrued benefit cost	$(495)	$(716)	$(674)
Minimum pension liability	678	578	—

Net amount recognized	$183	$(138)	$(674)

	Pension Benefits

	2004	2003	2002

	(Dollars in thousands)
Increase in minimum liability included in other comprehensive income	$67	$381	$—

      The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets
      Lorain National Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2004, 2003 and 2002 by asset category are as follows:

	Plan Assets at December 31,

	2004	2003	2002

Asset Category:
Equity securities	41.0%	18.0%	53.0%
Debt securities	58.0%	82.0%	42.0%
Cash and cash equivalents	1.0%	0.0%	5.0%

Total	100.0%	100.0%	100.0%

LNB Bancorp, Inc. common stock to total plan assets	9.2%	8.9%	7.5%

      The investment strategy for 2005 is to achieve an equity security allocation percent of about 60% and a debt security position of about 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2004.
      Lorain National Bank expects to contribute $250,000 to the Lorain National Bank Retirement Pension Plan in 2005.
      The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Pension Benefit

(Dollars in thousands)
2005	$312
2006	338
2007	340
2008	343
2009	352
2010–2014	2,285

(17)	Stock Option Plans
      At December 31, 2004 all options issued under qualified incentive stock option plans had been issued or had expired.
      At December 31, 2004, the Corporation had nonqualified stock option agreements with two executives, granted in 2004 and 2000. Exercise prices for these nonqualified options outstanding as of December 31, 2004, ranged from $19.21 to $19.60. The weighted average remaining contractual life of the nonqualified incentive stock option agreements is 7 to 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the qualified incentive stock option plans and the nonqualified stock option agreements for the three years ended December 31, 2004 were as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	50,960	$16.69	46,318	$23.29	45,606	$23.73
Granted	10,000	19.60	—	N/A	—	N/A
Expired	(15,918)	14.09	(3,092)	12.31	—	N/A
Exercised	(23,103)	14.09	(15,425)	12.31	(200)	18.47
Stock dividend or split	—		23,159	15.52	912	23.26

Outstanding at end of year	21,939	19.39	50,960	16.69	46,318	23.29

Exerciseable at end of year	21,939	$19.39	50,960	$16.69	46,318	$23.29

      Had compensation cost for the Corporation’s stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below. No stock based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123; “Accounting for Stock Based Compensation” was generated under any of the Corporation’s stock-based benefit plans during 2004.
      The fair value of the options granted in 2004 and 2000 is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:
      Risk free interest rate of 4.35% (2004 grant) and 6.94% (2000 grant)
      Dividend Yield of 3.67% (2004 grant) and 4.57% (2000 grant)
      Volatility factors of 14.61% (2004 grant) and 10.66% (2000 grant)
      Expected option life of 10 years for both grants.
      The table below shows the proforma net income effect, if the fair value of these stock options were expensed.

	For the Year Ended

	2004	2003	2002

	(Dollars in thousands except
	per share data)
Net Income as reported	$7,475	$7,715	$9,165
Deduct:
Expense determined under fair value method for all awards net of tax	(23)	—	—

Pro forma Net Income	$7,452	$7,715	$9,165

Pro forma net income per share:
Basic — as reported	$1.13	$1.17	$1.39
Basic — pro forma	1.12	1.17	1.39
Diluted — as reported	1.13	1.17	1.39
Diluted — pro forma	1.12	1.17	1.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Employee Stock Ownership Plan
      The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved and totaled $0, $0 and $263 in 2004, 2003, and 2002, respectively. Under the terms of the ESOP agreement, the Corporation’s common stock is to be the Plan’s primary investment.
(19)     401(k) Plan
      The Bank adopted the Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — the Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2004, 2003 or 2002.
      Under provisions of the Plan, a participant can contribute a certain percentage of their compensation to the Plan. The Bank makes a discretionary percentage contribution to match each employee’s contribution. The Bank’s match is limited to the first six percent of an employee’s wage. The Plan uses the contributions of the Corporation to purchase LNB Bancorp, Inc. common stock. Effective January 1, 2001, the Plan permits the investment of plan assets, contributed by employees, among different funds.
      The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $221, $425, and $209, in 2004, 2003 and 2002, respectively.

(20)	Commitments, Credit Risk, and Contingencies
      In the normal course of business, the Bank enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 30 to 120 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
      The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management’s credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate commitments except for commitments to sell mortgages which are fixed rate commitments.
      Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the contractual amount of commitments follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Commitments to extend credit	$133,992	$58,434
Home equity lines	45,713	43,793
Commitment to sell mortgages	—	444
Standby letters of credit	4,918	1,774

Total	$184,623	$104,445

      Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2004 and 2003, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
      The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

(21)	Estimated Fair Value of Financial Instruments
      The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2004 and 2003.
     Limitations:
      Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
      Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2004 and 2003 are summarized as follows:
Fair Value of Financial Instruments

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks, Federal funds sold and short-term investments	$26,818	$26,818	$27,749	$27,749
Investment Securities	149,621	149,621	152,127	152,290
Portfolio loans, net	564,771	574,662	520,030	531,857
Loans available for sale, net	3,067	3,067	6,215	6,215
Bank owned life insurance	13,335	13,335	12,702	12,702
Accrued interest receivable and other financial assets	8,323	8,323	7,219	7,219
Financial liabilities:
Deposits:
Demand, savings and money market	$376,449	$376,449	$363,890	$363,890
Certificates of deposit	229,094	229,094	217,454	219,878

Total deposits	$605,543	$605,543	$581,344	$583,768

Securities sold under repurchase agreements and other short-term borrowings	$31,619	$31,619	$15,023	$15,023
Federal Home Loan Bank advances	69,296	68,757	71,540	70,748
Accrued interest payable and other financial liabilities	4,617	4,617	5,179	5,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(22)     Quarterly Financial Data (Unaudited):
      Unaudited quarterly results are presented below. Certain reclassifications have been made to conform to the year end presentation.

	First	Second	Third	Fourth

	(Dollars in thousands, except per share amounts)
2004
Total interest income	$8,952	$9,036	$9,451	$9,785
Total interest expense	2,106	2,185	2,310	2,501
Net interest income	6,846	6,851	7,141	7,284
Provision for loan losses	525	425	399	399
Net interest income after provision for loan losses	6,321	6,426	6,742	6,885
Noninterest income	2,879	2,612	3,003	1,948
Noninterest expense	5,975	6,263	6,760	7,292
Income tax	969	795	911	376
Net income	2,256	1,980	2,074	1,165
Basic earnings per share	0.34	0.30	0.31	0.18
Diluted earnings per share	0.34	0.30	0.31	0.18
Dividends declared per share	0.18	0.18	0.18	0.18

2003
Total interest income	$9,665	$9,605	$9,378	$9,212
Total interest expense	2,526	2,352	2,186	2,132
Net interest income	7,139	7,253	7,192	7,080
Provision for loan losses	564	570	991	570
Net interest income after provision for loan losses	6,575	6,683	6,201	6,510
Noninterest income	2,720	2,879	3,558	2,467
Noninterest expense	6,139	6,082	6,417	7,829
Income tax	965	1,156	985	305
Net income	2,191	2,324	2,357	843
Basic earnings per share	0.33	0.35	0.36	0.13
Diluted earnings per share	0.33	0.35	0.36	0.13
Dividends declared per share	0.17	0.17	0.17	0.19

2002
Total interest income	$10,180	$10,465	$10,405	$10,277
Total interest expense	3,106	3,175	3,072	2,742
Net interest income	7,074	7,290	7,333	7,535
Provision for loan losses	600	525	600	475
Net interest income after provision for loan losses	6,474	6,765	6,733	7,060
Noninterest income	2,821	2,849	2,752	3,153
Noninterest expense	6,168	6,295	6,119	6,660
Income tax	1,022	1,082	1,033	1,063
Net income	2,105	2,237	2,333	2,490
Basic earnings per share	0.32	0.34	0.35	0.38
Diluted earnings per share	0.32	0.34	0.35	0.38
Dividends declared per share	0.16	0.17	0.17	0.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2004, the Corporation recorded an other than temporary impairment charge on an investment security that reduced noninterest income by $1,258. During the third quarter of 2003 the Corporation recorded a gain on the sale of its credit card portfolio that increased noninterest income by $832. During the fourth quarter of 2003 the Corporation recorded severance expense related to the layoff of 19 employees and the retirement of the former CEO that increased noninterest expense by $1,712.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LNB Bancorp, Inc.:
      We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Cleveland, Ohio
March 11, 2005

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
      The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of LNB Bancorp’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2004, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that LNB Bancorp’s disclosure controls and procedures as of December 31, 2004 are effective in alerting them, on a timely basis, to material information required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission.
Management’s Report on Internal Control Over Financial Reporting
      The management of LNB Bancorp is responsible for establishing and maintaining adequate internal control over its financial reporting. LNB Bancorp’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      LNB Bancorp’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2004, the Corporation’s internal control over financial reporting is effective.
      Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 has been reviewed by KPMG LLP, an independent registered public accounting firm, and KPMG LLP has issued an attestation report, which is included herein, regarding management’s assessment.

Daniel E. Klimas	Terry M. White
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LNB Bancorp, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LNB Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.
Cleveland, Ohio
March 11, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning executive officers of the Corporation is set forth in Part I, Item 4. Other information responding to Item 10 is included in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated by reference under the captions “Election of Directors” and “Compensation Committee Interlocks and Insider Participation”, on pages 3 through 7 and page 16, respectively. Information concerning The Audit Committee Financial Expert is included in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Committees of the Board”, pages 7 through 9 and is incorporated herein by reference. The Corporation has adopted a Code of Business Conduct and Ethics which is included as Exhibit (14) to this Form 10-K report and is also available on the Corporation’s website at www.4lnb.com. This Code of Business Conduct and Ethics applies to all directors, officers and employees of the Corporation.
      Section 16 of the Securities Exchange Act of 1934 requires LNB Bancorp’s executive officers, directors and more than ten percent shareholders (“Insiders”) to file with the Securities and Exchange Commission and LNB Bancorp reports of their ownership of LNB Bancorp securities. Based upon written representations and copies of reports furnished to LNB Bancorp by Insiders, all section 16 reporting requirements applicable to Insiders during 2004 were satisfied on a timely basis, with the exception of Lee C. Howley, who had one Form 4 that was not filed in a timely manner.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the captions titled “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” on pages 10 through 16 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information contained on pages 2 through 3 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders relating to “Ownership of Voting Shares” is incorporated herein by reference.
      The following Equity Compensation Plan Table contains information as of December 31, 2004:
Equity Compensation Plan Table

			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding option	outstanding options,	(excluding securities reflected
	warrants and rights(1)	warrants and rights	in columns(a))

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$—	0
Equity compensation plans not approved by security holders(2)	21,939	$19.39	0

Total	21,939	$19.39	0

(1)	Consists of common shares of the Corporation covered by outstanding options.

(2)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Each of these options vested immediately as to all shares covered by the option. Each option may be exercised for a term of 10 years from the date of the grant of the option, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant and ranged from $19.21 to $19.60. The remaining contractual terms of the options ranged from 7 to 10 years at December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the caption titled “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” on page 16 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference from the caption titled “Principal Accounting Firm Fees” on page 9 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 11, 2005, appear on pages 31 through 62 of the LNB Bancorp, Inc. 2004 10K Report and are incorporated herein by reference:

(1) Financial Statements
                Consolidated Balance Sheets
                December 31, 2004 and 2003
                Consolidated Statements of Income for the Years Ended
                December 31, 2004, 2003 and 2002
                Consolidated Statements of Shareholders’ Equity for the Years
                Ended December 31, 2004, 2003 and 2002
                Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2004, 2003 and 2002
                Notes to Consolidated Financial Statements for the Years
                Ended December 31, 2004, 2003 and 2002
                Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 69 of this Form 10-K.
      (b) Reports on Form 8-K filed or furnished during the fourth quarter of 2004 and through the date of this Form 10-K filing:
      (c) Exhibits required by Item 601 Regulation S-K

Reference is made to the Exhibit Index which is found on page 69 of this Form 10-K.
      (d) See Item 15(a) (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB Bancorp, Inc.
(Registrant)

By:	/s/ Terry M. White

Terry M. White
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Daniel P. Batista Daniel P. Batista	Director	March 11, 2005

/s/ Robert M. Campana Robert M. Campana	Director	March 11, 2005

/s/ Terry D. Goode Terry D. Goode	Director	March 11, 2005

/s/ James F. Kidd James F. Kidd	Director	March 11, 2005

/s/ David M. Koethe David M. Koethe	Director	March 11, 2005

/s/ Benjamin G. Norton Benjamin G. Norton	Director	March 11, 2005

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 11, 2005

/s/ John W. Schaeffer John W. Schaeffer, M.D.	Director	March 11, 2005

/s/ Eugene M. Sofranko Eugene M. Sofranko	Director	March 11, 2005

/s/ Stanley G. Pijor Stanley G. Pijor	Director	March 11, 2005

/s/ Lee C. Howley Lee C. Howley	Director	March 11, 2005

/s/ James R. Herrick James R. Herrick	Chairman of the Board and Director	March 11, 2005

/s/ Daniel E. Klimas Daniel E. Klimas	President, Chief Executive Officer and Director	March 11, 2005

/s/ Terry M. White Terry M. White	Chief Financial Officer	March 11, 2005

EXHIBIT INDEX
Pursuant to Item 601(a) of Regulation S-K

S-K
Reference
Number	Exhibit

(3(a))	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, and incorporated herein by reference
(3(b))	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference
(10(a))	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. and The Lorain National Bank dated January 28, 2005
(10(b))	Employment Agreement by and between Randy L. Bevins and LNB Bancorp, Inc. and LNB Mortgage LLC dated August 31, 2004
(10(c))	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003
(10(d))	Severance Agreement and General Release and Amended Employment Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc, and The Lorain National Bank dated November 21, 2003
(10(e))	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002
(10(f))	Employment Agreement by and between Terry M. White and LNB Bancorp, Inc, and The Lorain National Bank dated January 23, 2002. Previously filed as Exhibit (10a) to Quarterly Report Form 10-Q (Commission File No. 0-13203) for the quarter ended March 31, 2002, and incorporated herein by reference
(10(g))	Lorain National Bank Group Term Carve Out Plan, (the Plan), dated August 7, 2002. Previously filed as Exhibit (10a) to Quarterly Report Form 10-Q (Commission File No. 0-13203) for the quarter ended September 31, 2002, and incorporated herein by reference
(10(h))	Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference
(10(i))	Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K(Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference
(10(j))	Restated and Amended (to conform with specific Employment Benefit Plans and Provisions) Employment Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2001, and incorporated herein by reference
(10(k))	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000, and incorporated herein by reference

S-K
Reference
Number	Exhibit

(10(l))	Supplemental Retirement Benefits Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference
(10(m))	Supplemental Retirement Benefits Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference
(10(n))	Non-qualified Incentive Stock Option Agreement by and between Gary C. Smith and LNB Bancorp, Inc. dated December 15, 2000. Previously filed as Exhibit (10d) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 2000 and incorporated herein by reference
(10(o))	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000. Previously filed as Exhibit 1 to Form 8-A (Commission File No. 0-13203) filed November 11, 2000, and incorporated herein by reference
(10(p))	Employment Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc. and The Lorain National Bank dated February 13, 2000. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999, and incorporated herein by reference
(10(q))	Incentive Stock Option Agreement by and between Kevin W. Nelson and LNB Bancorp, Inc. dated February 13, 2000. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1999 and incorporated herein by reference
(10(r))	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No.0-13203) for the quarter ended June 30, 1999, and incorporated herein by reference
(10(s))	Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated March 16, 1999. Previously filed as Exhibit (10a) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference
(10(t))	Incentive Stock Option Agreement by and between Gary C. Smith and LNB Bancorp, Inc. dated March 16, 1999. Previously filed as Exhibit (10b) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference
(10(u))	Amended Employment Agreement by and between James F. Kidd and LNB Bancorp, Inc. And The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10c) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference
(10(v))	Amended Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated March 3, 1999. Previously filed as Exhibit (10d) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1998, and incorporated herein by reference
(10(w))	Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997. Previously filed as Exhibit (99.1) to Form 8-K (Commission File No. 0-13203) filed October 3, 1997, and incorporated herein by reference
(10(x))	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein reference

S-K
Reference
Number	Exhibit

(10(y))	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10b) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference
(10(z))	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Previously filed as Exhibit (10c) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended June 30, 1996, and incorporated herein by reference
(10(aa))	Employment Agreement by and between James F. Kidd and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit (10a) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference
(10(bb))	Employment Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated September 11, 1995. Previously filed as Exhibit (10b) to Quarterly Report on Form 10-Q (Commission File No. 0-13203) for the quarter ended September 30, 1995, and incorporated herein by reference
(10(cc))	Consultant Agreement by and between Lorain National Bank, LNB Bancorp, Inc. and Stanley G. Pijor dated March 15, 1994. Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1993 and incorporated herein by reference
(10(dd))	Supplemental Retirement Agreement by and between Stanley G. Pijor and The Lorain National Bank dated December 31, 1987. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1987, and incorporated herein by reference
(10(ee))	Employment Agreement by and between Lorain National Bank and Stanley G. Pijor dated December 31, 1987, Previously filed as Exhibit (10) to Annual Report Form 10-K (Commission File No. 0-13203) for the year ended December 31, 1987 and incorporated herein by reference
(10(ff))	The Lorain National Bank 1985 Incentive Stock Option Plan dated April 16, 1985. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1985, and incorporated herein by reference
(10(gg))	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated December 15, 1986. Previously filed as Exhibit (10) to Annual Report on Form 10-K (Commission File No. 2-8867-1) for the year ended December 31, 1986 and incorporated herein by reference
(11)	Statements re: Computation of Per Share Earnings. (Incorporated herein by reference to Note 2 of the 2003 Annual Report)
(21)	Subsidiaries of LNB Bancorp, Inc. (Incorporated herein by reference to IFC of 2004 Annual Report)
(23)	Consent of Independent Accountants
(31(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated March 11, 2005 for LNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
(31(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated March 11, 2005 for LNB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004
(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

S-K
Reference
Number	Exhibit

(99.1)	Annual report on Form 10-K/A of The Lorain National Bank Employee Stock Ownership Plan (registration number 33-65034) for the plan year ended December 31, 2003 to be filed as an amendment to this annual report on Form 10-K
(99.2)	Annual report on Form 10-K/A of The Lorain National Bank 401(K) Plan (registration number 33-65034) for the plan year ended December 31, 2003 to be filed as an amendment to this annual report on Form 10-K