Form 10-Q
period 2005-03-31
LNB BANCORP INC
filed 2005-05-10
CIK 737210

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 30, 2005: 6,641,173 shares
Class of Common Stock: $1.00 par value

LNB Bancorp, Inc.

Part I Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets (unaudited) March 31, 2005 and December 31, 2004

Consolidated Statements of Income (unaudited)Three months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Three months ended March 31, 2005 and March 31, 2004

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II Other Information

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

Signatures
EX-31(I)(A) 302 CEO Certification
EX-31(I)(B) 302 CFO Certification
EX-32(A) 906 CEO Certification
EX-32(B) 906 CFO Certification

Consolidated Balance Sheets (unaudited)

(Dollars in thousands except share amounts)	March 31, 2005	December 31, 2004

Assets
Cash and due from banks	$25,495	$23,123
Federal funds sold and short-term investments	3,715	3,695
Securities:
Available for sale, at fair value	138,243	145,588
Federal Home Loan Bank and Federal Reserve stock	4,075	4,033

Total securities	142,318	149,621

Loans:
Loans held for sale	5,166	3,067
Portfolio loans	574,100	572,157
Allowance for loan losses	(7,545)	(7,386)

Net loans	571,721	567,838

Bank premises and equipment, net	11,386	11,493
Other real estate owned	476	420
Bank owned life insurance	13,527	13,335
Intangible assets	3,757	3,801
Accrued interest receivable	2,770	2,594
Other assets	5,927	5,729

Total Assets	$781,092	$781,649

Liabilities
Deposits
Demand and other noninterest-bearing	$93,759	$96,280
Savings, money market, and interest bearing	273,526	280,169
Certificates of deposit	241,813	229,094

Total deposits	609,098	605,543
Securities sold under repurchase agreements and other short-term borrowings	22,344	31,619
Federal Home Loan Bank advances	75,464	69,296
Accrued interest payable	1,310	1,172
Accrued taxes, expenses and other liabilities	4,520	3,445

Total Liabilities	712,736	711,075

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,766,867	6,767	6,766
Additional paid-in capital	26,243	26,243
Retained earnings	41,668	41,292
Accumulated other comprehensive loss	(3,892)	(1,297)
Treasury stock at cost, 125,686 shares at March 31, 2005 and December 31, 2004	(2,430)	(2,430)

Total Shareholders’ Equity	68,356	70,574

Total Liabilities and Shareholders’ Equity	$781,092	$781,649

See Notes Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,

(Dollars in thousands except share and per share amounts)	2005	2004

Interest Income
Interest and fees on loans	$8,833	$7,774
Interest and dividends on investment securities:
Taxable	1,069	1,024
Tax-exempt	114	145
Federal funds sold and short-term investments	36	9

Total interest income	10,052	8,952
Interest Expense
Deposits:
Certificates of deposit, $100 and over	683	334
Other deposits	1,447	1,280
Federal Home Loan Bank advances	501	451
Federal funds borrowed and security repurchase agreements	89	41

Total interest expense	2,720	2,106

Net Interest Income	7,332	6,846
Provision for Loan Losses	399	525

Net interest income after provision for loan losses	6,933	6,321
Noninterest Income
Investment and trust services	517	586
Deposit service charges	908	991
Other service charges and fees	461	787
Income from investment in life insurance	193	159
Mortgage banking revenue	370	—
Other noninterest income	161	64

Total fees and other income	2,610	2,587
Securities gains, net	180	227
Gain on sale of loans	132	37
Gain on sale of other assets, net	5	28

Total noninterest income	2,927	2,879
Noninterest Expense
Salaries and employee benefits	3,978	3,038
Net occupancy	517	374
Furniture and equipment	733	670
Electronic banking expenses	123	332
Supplies and postage	371	272
Outside services	309	234
Marketing and public relations	307	179
Ohio Franchise tax	182	188
Other noninterest expense	1,151	688

Total noninterest expense	7,671	5,975

Income before income tax expense	2,189	3,225
Income tax expense	618	969

Net Income	$1,571	$2,256

Net Income Per Common Share
Basic	$0.24	$0.34
Diluted	0.24	0.34
Dividends declared	0.18	0.18
Average Common Shares Outstanding
Basic	6,641,173	6,617,715
Diluted	6,641,173	6,627,891

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands except share and per share amounts)	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2004	$6,766	$26,243	$38,715	$(704)	$(2,885)	$68,135
Comprehensive income:
Net income			2,256			2,256
Other comprehensive income, net of tax:
Minimum pension liability				(381)		(381)
Change in unrealized gains and losses on securities, net of reclassification adjustment of $150 for gains on sale of securities, net of tax				721		721

Total comprehensive income						2,977
Common dividends declared, $.18 per share			(1,192)			(1,192)
Issuance of 230 common shares under stock option plans		—	—		4	4

Balance, March 31, 2004	$6,766	$26,243	$39,779	$(364)	$(2,881)	$69,543

Balance, January 1, 2005	$6,767	$26,243	$41,292	$(1,297)	$(2,430)	$70,575
Comprehensive income:
Net income			1,571			1,571
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				(2,595)		(2,595)

Total comprehensive loss						(1,024)
Common dividends declared, $.18 per share			(1,195)			(1,195)

Balance, March 31, 2005	$6,767	$26,243	$41,668	$(3,892)	$(2,430)	$68,356

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31

(Dollars in thousands)	2005	2004

Operating Activities
Net income	$1,571	$2,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	399	525
Depreciation and amortization	696	710
Securities gains, net	(180)	(227)
Loans originated for sale	(3,206)	—
Proceeds from loan sales	4,549	1,596
Net gain from loan sales	(132)	(37)
Net gain on sale of other assets	(5)	(28)
Net increase in other assets	579	540
Net increase in other liabilities	(1,219)	(1,730)
Other operating activities	2,673	(158)

Net cash provided by operating activities	5,725	3,447

Investing Activities
Proceeds from maturities of held-to-maturity securities	—	338
Proceeds from sales of available-for-sale securities	4,448	12,275
Proceeds from maturities of available-for-sale securities	6,273	20,880
Purchase of held-to-maturity securities	—	(16,442)
Purchase of available-for-sale securities	(5,582)	(16,675)
Purchase of Federal Home Loan Bank Stock	42	—
Net increase in loans made to customers	(2,908)	(3,671)
Purchases of Bank premises and equipment	(366)	(933)
Proceeds from sale of bank premises and equipment	5	252

Net cash provided by (used in) investing activities	1,912	(3,976)

Financing Activities
Net decrease in demand and other noninterest bearing deposits	(2,521)	(2,443)
Net decrease in savings, money access, and passbook deposits	(6,643)	(7,097)
Net increase (decrease) in certificates of deposit	12,719	(7,991)
Net increase (decrease) in securities sold under repurchase agreements	(9,275)	7,940
Proceeds from Federal Home Loan Bank advances	7,500	101,762
Prepayment of Federal Home Loan Bank advances	(5,830)	(87,737)
Issuance of treasury stock	—	4
Dividends paid	(1,195)	(1,192)

Net cash provided by (used in) financing activities	(5,245)	3,246

Net increase in cash and cash equivalents	2,392	2,717
Cash and cash equivalents, January 1	26,818	24,646

Cash and cash equivalents, March 31	$29,210	$27,363

Supplemental cash flow information
Interest paid	$2,787	$2,041
Transfer of loans to other real estate owned	131	270

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiaries, The Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The consolidated financial statements also include the accounts of North Coast Community Development Corporation and LNB Mortgage LLC, which are wholly-owned subsidiaries of the Bank. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     LNB Bancorp Inc. prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP). As such, GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of investment securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

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

Securities

     Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of March 31, 2005 or December 31, 2004, LNB Bancorp did not hold any trading securities. Securities that an enterprise has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2005 and December 31, 2004 LNB Bancorp did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of March 31, 2005 and December 31, 2004 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock

     These stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula. Cost approximates fair value of the securities.

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

Allowance for Loan Losses

     The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the allowance, and the resulting provision, is based on judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) loan loss experience, (4) management’s evaluation of credit risk relating to pools of loans and individual borrowers, (5) sensitivity analysis and expected loss models, (6) value of underlying collateral, and (7) observations of internal loan review staff or banking regulators.

     The provision for loan losses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors which, in Management’s judgment, deserve current recognition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

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

Goodwill and Core Deposit Intangibles

     Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Accounting for Certain Financial Institutions”. Goodwill is no longer amortized but rather is tested at least annually for impairment.

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

Stock-Based Compensation

     The Corporation does not have a broad based stock options incentive plan. At December 31, 2004 it did, however, have stock option agreements with two individuals. SFAS 123 has been adopted for the disclosure of these two agreements. Proforma net income, assuming the expensing of the fair value of these options, has been disclosed in Note 7.

Reclassifications

     Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

2. New Accounting Pronouncements

SFAS No. 123(revised) “Share Based Payment”

     In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant and to be expensed over the applicable vesting period. Proforma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. The implementation of FAS 123R has been deferred until January 1, 2006. The proforma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Corporation’s results of operations.

AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

     In December 2003, the AICPA’s Accounting Standard Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the requirements of SOP 03-3 on January 1, 2005, and the adoption did not have a material impact on the results of operations, financial position, or liquidity.

EITF No 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments” (“EITF 03-01”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-01 until additional implementation guidance is issued and goes into effect. The Corporation does not expect the requirements of EITF 03-01 to have a material impact on the Corporation’s results of operations, financial position or liquidity.

3. Earnings Per Share

	Three Months Ended March
	31,

(Dollars in thousands except share and per share amounts)	2005	2004

Weighted average shares outstanding used in
Basic
Net income	$1,571	$2,256

Average common shares outstanding	6,641,173	6,617,715

Net income per common share — basic	0.24	$0.34

Diluted
Net income	$1,571	$2,256

Average common shares outstanding	6,641,173	6,627,891
Stock award adjustment	—	—

Average common shares outstanding — diluted	6,641,173	6,627,891

Net income per common share — diluted	$0.24	$0.34

     Basic earnings per share is computed by dividing income by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. All outstanding options were anti-dilutive at March 31, 2005.

4. Securities

     The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005

	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$130,353	$32	$(3,641)	$126,744
State and political subdivisions	11,188	221	(59)	11,350
Equity securities	65	84	—	149
Federal Home Loan Bank and Federal Reserve Bank stock	4,075	—	—	4,075

Total securities	$145,681	$337	$(3,700)	$142,318

	December 31, 2004

	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$131,789	$168	$(2,080)	$129,877
State and political subdivisions	11,148	349	(8)	11,489
Equity securities	3,938	284	—	4,222
Federal Home Loan Bank and Federal Reserve Bank stock	4,033	—	—	4,033

Total securities	$150,908	$801	$(2,088)	$149,621

5. Loans

     Loan balances at March 31, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Commercial	$355,473	$339,439
Real Estate Mortgage	92,094	112,787
Installment	68,620	60,855
Home Equity Lines	63,079	62,143

Total loans	579,266	575,224

Allowance for loan losses	(7,545)	(7,386)

Net loans	$571,721	$567,838

6. Retirement Pension Plan

     The Bank’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

     The net periodic pension costs charged to expense amounted to $25 in the period ending March 31, 2005 and $19 in the period ending March 31, 2004. The following table sets forth the net periodic pension and total pension expense for the periods ended March 31, 2005 and 2004. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits are accrued under the Plan after December 31, 2002.

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Interest cost on projected benefit obligation	100	113
Expected return on plan assets	(125)	(94)
Recognized actuarial (gain) or loss	—	—

Net periodic pension cost	$25	$19

Loss recognized due to curtailment	—	—

Loss recognized due to settlement	—	26

Total pension cost	$25	$45

Weighted-Average Assumptions	2005	2004

Discount rate	5.75%	5.75%

Expected long-term return on plan assets	7.50%	5.00%

Rate of compensation increase	0.00%	0.00%

7. Stock Option Plans

     At December 31, 2004 all options issued under qualified incentive stock option plans had been issued or had expired.

     At March 31, 2005, the Corporation had nonqualified stock option agreements with two executives, granted in 2004 and 2000. Exercise prices for these nonqualified options outstanding as of March 31, 2005, ranged from $19.21 to $19.60. The weighted average remaining contractual life of the nonqualified incentive stock option agreements is 6.2 years. Stock option activity follows:

	Options	Weighted Average
	Outstanding	Exercise Price

January 1, 2004	50,960	$16.69
Granted	—
Cancelled	—
Exercised	—
Expired	—

March 31, 2004	50,960	$16.69

January 1, 2005	21,939	$19.39
Granted	—
Cancelled	—
Exercised	—
Expired	—

March 31, 2005	21,939	$19.39

     Had compensation cost for the Corporation’s stock-based compensation agreements been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below. No stock based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” was generated under any of the Corporation’s stock-based benefit agreements during the first quarter of 2005.

     The fair value of the options granted in 2004 and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Risk Free			Remaining
Grant	Interest	Dividend		Expected
Year	Rate	Yield	Volatility	Life

2004	4.29%	3.67%	30.99%	9
2000	6.69%	4.57%	34.68%	5

     The table below shows the proforma net income effect, if the fair value of these stock options were expensed.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004

Net Income, as reported	$1,571	$2,256
Add: option expense included in reported net income, net of related tax effects	—	—
Less: total option expense determined under fair value method per SFAS 123, net of related tax effects	—	—

Pro forma net income	$1,571	$2,256

Pro forma net income per share:
Basic — as reported	$0.24	$0.34
Basic — pro forma	0.24	0.34
Diluted — as reported	0.24	0.34
Diluted — pro forma	0.24	0.34

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

FINANCIAL REVIEW

     The financial review section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2005 and serves to update the 2004 Annual Report on Form 10-K. The financial review should be read in conjunction with the financial information contained on Form 10-K and in the accompanying consolidated financial statements and notes on this Form 10-Q.

Introduction

     For the three months ended March 31, 2005, net income was $1.6 million compared to $2.3 million in the three months ended March 31, 2004. Net interest income and noninterest income both increased in the quarter as compared to the same period in 2004. These improving revenue trends, however, were more than offset by substantial increases in many components of noninterest expense. These components included salaries and benefits, marketing and public relations, and net occupancy expenses.

     Portfolio loans increased 8.3% between March 31, 2005 and March 31, 2004. Nonperforming loans at March 31, 2005 increased by 33% from December 31, 2004 and by 22% from March 31, 2004.

     Total deposits increased 8.1% for the period ended March 31, 2005 as compared to March 31, 2004. There was growth in demand, interest bearing and time deposits. Growth continued in the first quarter of 2005 as compared to December 31, 2004, with total deposits increasing $3.6 million. Historically the first quarter of the year is a period of weak deposit growth for the Corporation.

Results of Operations (Dollars in thousands except per share data)

Net Interest Income

     Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Throughout this discussion, net interest income is presented on a fully taxable equivalent (FTE) basis, which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate of 35%. Net interest income is the most significant component of the Corporation’s revenue, accounting for 77% in the three months ended March 31, 2005. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.

     Table 1 reflects the detailed components of the Corporation’s net interest income for the three months ended March 31, 2005 and 2004. The rates are computed on a tax equivalent basis and non-accrual loans are included in the average loan balances. Table 2 presents, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in net interest income.

Interest Income

     Total interest income (FTE) was $10,106 for the three months ended March 31, 2005. This is an increase of $1,081, or 12.0%, as compared to the three months ended March 31, 2004. Earning asset growth was responsible for $422 of this increase. Growth in average commercial loans of $43.3 million and average growth of $10.6 million in installment and home equity loans were the primary drivers of earning asset growth. Offsetting a portion of this growth was the continued runoff of real estate mortgage loans and a decline of $5 million in average securities. Interest income also was positively impacted by the current rate environment. The yield on average earning assets was 5.64% in the first three months of 2005 as compared to 5.23% in the same period in 2004. The Corporation’s commercial and home equity loan portfolios are primarily variable rate. Most of these loans are tied to the prime rate; consequently with the increases in the prime rate over the last two quarters, the yield on these portfolios improved 71 and 60 basis points respectively in the first quarter of 2005 as compared to the same period in 2004. With the exception of real estate mortgages and tax exempt municipal securities, all other earning asset portfolios experienced improved yields as compared to the first quarter of 2004.

Interest Expense

     Total interest expense was $2,720 for the three months ended March 31, 2005. This is an increase of $614, or 29.2%, as compared to the three month period ended March 31, 2004. Average interest–bearing liabilities were $606.6 million in the first three months of 2005 as compared to $584.0 for the same period in 2004. This growth in average interest-bearing liabilities is responsible for $97 of the $614 increase in total interest expense. The growth in interest-bearing deposits was primarily certificates of deposit and money market accounts. Some of this growth was offset by lower borrowings which declined $8.7 million. Interest expense was also impacted by the current rate environment. The average cost of interest-bearing liabilities in the first quarter of 2005 was 1.82% as compared to 1.47% in the same period last year. Of the total interest expense increase of $614 between periods, $517 was due to increased rates. All components of interest bearing liabilities contributed to this result.

Net Interest Income

     Net interest income (FTE) was $7,386 in the first quarter of 2005, an increase of $467, or 6.7%, over the same period last year. The net interest margin (FTE) was 4.12% in the first quarter of 2005 as compared to 4.01% in the first quarter of last year. The trend in both net interest income and the net interest margin are expected to continue into the second quarter of 2005.

Table 1: Condensed Consolidated Average Balance Sheets — Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended March 31,
		2005			2004
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets:
Securities-tax equivalent	$136,924	$1,069	3.17%	$141,965	$1,024	2.90%
Securities-tax exempt	11,632	168	5.86%	13,453	218	6.52%
Federal funds sold and short-term investments	5,411	36	2.68%	3,227	9	1.12%
Commercial loans	348,379	5,487	6.39%	305,104	4,310	5.68%
Real estate mortgage loans	94,421	1,457	6.26%	110,980	1,891	6.85%
Installment and home equity loans	129,664	1,890	5.91%	119,080	1,573	5.31%

Total Earning Assets	$726,431	$10,106	5.64%	$693,809	$9,025	5.23%

Allowance for loan loss	(7,517)			(7,905)
Cash and due from banks	25,258			24,197
Bank owned life insurance	13,451			12,793
Other assets	23,340			22,486

Total Assets	$780,963			$745,380

Liabilities and Stockholders’ Equity:
Certificates of deposit	$240,262	1,682	2.84%	$216,490	$1,312	2.44%
Savings deposit	104,218	78	0.30%	104,030	77	0.30%
Interest-bearing demand	177,034	370	0.85%	169,811	225	0.53%
Short-term borrowings	15,039	89	2.40%	17,958	41	0.92%
FHLB advances	70,001	501	2.90%	75,753	451	2.42%

Total Interest - Bearing Liabilities	$606,554	$2,720	1.82%	$584,042	$2,106	1.47%

Noninterest-bearing deposits	98,062			87,533
Other liabilities	5,640			4,983
Stockholders’ Equity	70,707			68,822

Total Liabilities and Stockholders’ equity	$780,963			$745,380

Net Interest Income (FTE)		$7,386	4.12%		$6,919	4.01%
Taxable equivalent adjustment		(54)	-0.03%		(73)	-0.04%

Net Interest Income Per Financial Statements		$7,332			$6,846
Net Yield on Earning Assets			4.09%			3.97%

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,

	Increase (Decrease) in Interest
(Dollars in thousands)	Income/Expense 2005 and 2004

	Volume	Rate	Total

Taxable securities	$(41)	$86	$45
Tax-exempt securities	(28)	(23)	(51)
Federal funds sold and short-term investments	11	16	27
Commercial loans	621	556	1,177
Real estate mortgage loans	(282)	(152)	(434)
Installment and home equity loans	141	176	317

Total Interest Income	422	659	1,081

Certificates of deposit	153	217	370
Savings deposits	1	—	1
Interest-bearing demand	14	131	145
Short-term borrowings	(22)	70	48
FHLB advances	(49)	99	50

Total Interest Expense	97	517	614

Net Interest Income (FTE)	$325	$142	$467

Noninterest Income

Table 3: Details on Noninterest Income

	Three Months Ended
	March 31,

			Percent
(Dollars in thousands)	2005	2004	Change

Investment and trust services	$517	$586	-11.8%
Deposit service charges	908	991	-8.4%
Other service charges	95	156	-39.1%
Electronic banking fees	366	631	-42.0%
Gain on sale of loans	132	37	256.8%
Gain on sale of securities	180	227	-20.7%
Gain on sale of other assets	5	28	-82.1%
Income from investment in life insurance	193	159	21.4%
Mortgage banking revenue	370	—	100.0%
Other noninterest income	161	64	151.6%

Total noninterest income	$2,927	$2,879	1.7%

     Noninterest income increased $48, or 1.7%, in the three months ended March 31, 2005 compared to the same period in 2004. Revenue generated by Investment and Trust services was down 11.8% for the first quarter of 2005 as compared to the same period in 2004. This revenue is highly dependent upon the performance of the stock market which was weak in the first quarter of 2005. Deposit service charges were down 8.4% for the quarter as compared to the same period in 2004. The primary reason for this decrease was a lower level of overdraft fees in the current quarter as compared to the first quarter of 2004. As discussed in prior reports, electronic banking fees continue to decline due to changes in merchant processing and interchange income earned on debit card and ATM transactions. Offsetting these areas of weakness were gains on the sale of loans of $132, and the revenue generated by LNB Mortgage LLC of $370, which was acquired in September 2004. Gains on the sale of loans increased $95 in the first quarter of 2005 as compared to the same period in 2004. These gains were generated by the sale of two commercial loans. Other noninterest income was $161 in the first quarter of 2005 as compared to $64 in the same period of 2004. Other noninterest income includes commercial loan placement fees, a new revenue initiative started in the second half of 2004. Of this $97 increase in noninterest income, $86 was attributable to this activity.

Noninterest Expense

Table 4: Details on Noninterest Expense

	Three Months Ended
	March 31,

			Percent
(Dollars in thousands)	2005	2004	Change

Salaries and employee benefits	$3,978	$3,038	30.9%
Net occupancy	517	374	38.2%
Furniture and equipment	733	670	9.4%
Debit card and ATM	123	332	-63.0%
Supplies and postage	371	272	36.4%
Outside services	309	234	32.1%
Marketing and public relations	307	179	71.5%
Ohio Franchise tax	182	188	-3.2%
Other noninterest expense	1,151	688	67.3%

Total noninterest expense	$7,671	$5,975	28.4%

     Noninterest expense increased $1.7 million, or 28.4%, for the three months ended March 31, 2005 compared to the same period in 2004. The largest increases in noninterest expense related to salaries and employee benefits, net occupancy, outside services, marketing and public relations and other noninterest expense.

     The $940, or 30.9%, increase in salaries and employee benefits is attributable to several factors. First, LNB Mortgage, LLC added $361 to the salaries in the quarter. This company was acquired in the third quarter of 2004. Additionally, the Corporation recognized various costs related to the hiring of the new President and CEO in the first quarter.

     Net occupancy expense increased by $143, or 38.2%, for the three months ended March 31, 2005 versus the three months ended March 31, 2004. This increase was primarily related to the maintenance and renovation of the Corporation’s facilities.

     Outside services were $309 for the first three months of 2005 as compared to $234 in the same period last year. This increase was primarily due to higher audit and compliance expenses incurred to comply with section 404 of the Sarbanes-Oxley Act of 2002.

     Marketing and public relations increased by $128, or 71.5%, for the three months ended March 31, 2005 versus the three months ended March 31, 2004. In the current quarter, there was more activity for brand marketing and costs associated with the celebration of the Corporation’s 100th anniversary. These activities also impacted supplies and postage expense which increased 36.4% in the first quarter of 2005 as compared to the same period in 2004.

     Other expenses increased by $463, or 67.3%, for the three months ended March 31, 2005 versus the three months ended March 31, 2004. The increase in other expenses relates to increases in communications expenses of $171, or 121.3%, increases in loan and collection expenses of $152, or 155.1%, and increases in miscellaneous losses of $96, or 192.0%. Increases in communication expenses relate to the upgrade of the Corporation’s voice and data telecom system that began in September 2004 to provide enhanced service and reliability. The project is expected to be completed in the third quarter of 2005. Increases in loan and collection expense stem from increased commercial collection activity, and the activities of LNB Mortgage LLC. The increase in miscellaneous losses was primarily a single charge-off for an ATM loss of $82.

Income taxes

     Income taxes decreased $351, or 36.2%, for the three months ended March 31, 2005 versus the three months ended March 31, 2004. The main reason for the decline is the decline in pretax income. The effective tax rate in the first three months of 2005 was 28.2% as compared to 30.0% for the same period in 2004. The change in the effective tax rate is due to the activities of North Coast Community Development, a bank subsidiary. This subsidiary generates tax credits by making qualified investments in economic development projects. The first of these credits was recognized in the second quarter of 2004.

Balance Sheet Analysis

Securities

     The maturity distribution of the Corporation’s securities portfolio for the three months ended March 31, 2005 is presented in Note 4 to the Consolidated Financial Statements. The Corporation continues to employ the securities portfolio to mitigate interest rate risk and manage its liquidity needs. Currently, the portfolio comprises approximately 43% U.S. Government agencies, 46% U.S. agency mortgage backed securities, 8% municipals, and 3% in other securities. Other securities are Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2005 the securities portfolio had a net temporary $3.4 million unrealized loss, representing 2.4% of total securities. In the first quarter of 2005, FNMA and FHLMC preferred stock were sold, along with $500 in zero coupon municipals, and most remaining equity investments. The Corporation purchased $5 million of agency securities and $500 of municipal securities during the three months ended March 31, 2005.

Loans

     Total portfolio loans for the period ended March 31, 2005 were $574 million, or 8.3%, higher versus the comparable time period in 2004, and experienced an increase of $2 million, or .35%, from December 31, 2004. Commercial loans comprise 61.4% of total portfolio loans and have increased by $56 million, or 18.8%, versus the comparable period in 2004 and $16 million, or 4.7%, versus December 31, 2004. The growth in the commercial portfolio is a function of new business developments in emerging markets and an expanded lending effort into the Cuyahoga County market. Lorain County continues to struggle as the market’s recovery is slow and arduous.

     Consumer loans, consisting of installment loans and home equity loans, comprise 22.7% of total portfolio loans, an increase of $9 million, or 7.6%, from the period ended March 31, 2004, and an increase of $8.7 million, or 7.1%, from December 31, 2004. Consumer loans made to borrowers are on a both secured and unsecured basis dependent on the term and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area. During the three months ended March 31, 2005, the Corporation purchased $4.8 million of these loans.

     Real estate mortgages comprise 15.9% of total portfolio loans. These loans decreased $16.6 million, or 15.3%, for the period ended March 31, 2005 versus the comparable period in 2004 and decreased $21 million, or 18.3%, from December 31, 2004. The decrease is primarily the result of all mortgage business being generated via the Corporation’s subsidiary LNB Mortgage, LLC. All production, both fixed and variable rate loans, generated by LNB Mortgage is sold in the secondary market.

Deposits

     Total deposits at March 31, 2005 were $609 million an increase of $3.5 million, or 1%, from December 31, 2004 and an increase of $45 million, or 8.0%, from March 31, 2004. Demand deposits and certificates of deposit represented the largest changes in total deposits.

     Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. However, this is not the only source of funding for the Corporation, albeit the primary source. The Corporation also utilizes its business sweep accounts to generate funds as well as tapping into the brokered CD market providing term funding rates comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

     Noninterest bearing deposits comprise 15.4% of total deposits providing a large concentration of low cost funding. Coupled with noninterest bearing deposits are savings accounts and interest bearing checking accounts that additionally contribute to low cost funding. However, the Corporation is increasingly dependent on brokered CDs and public fund CDs.

Borrowings

     The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2005 the Corporation had $22 million of short-term borrowings. This was a decrease of $9.3 million, or 29.3%, from December 31, 2004 and a decrease of $619, or 2.7%, from March 31, 2004. Long-term borrowings for the Corporation were at $75 million, an increase of $6 million, or 8.9%, from December 31, 2004 and a decrease of $15 million, or 16.4%, from March 31, 2004. Throughout the first three months of March 31, 2005, the Corporation realized $5.8 million of maturities from the Federal Home Loan Bank leading to a repayment of FHLB borrowings.

Regulatory Capital

     The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $68,356, at March 31, 2005, a decrease of $2,218, or 3.1%, from December 31, 2004. This decrease resulted primarily from $1,571 of net income generated for the three months ended March 31, 2005 less cash dividends payable to shareholders of $1,195. The first quarter change in intermediate term interest rates caused a decrease in the fair value of available for sale securities which resulted in a decrease in shareholders’ equity within accumulated other comprehensive income of $2,595 for the three months ended March 31, 2005. As of March 31, 2005, the Corporation held 125,686 shares of common stock as treasury stock at a cost of $2,430.

     The Corporation and the Bank continue to monitor growth to stay within the constraints established by applicable regulatory authorities. Under Federal banking regulations, at March 31, 2005 and December 31, 2004, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Corporation and the Bank are presented in Table 5.

Table 5 — Capital Ratios

			Well-
	March 31, 2005	December 31, 2004	capitalized Ratio

Lorain National Bank
Tier 1 Capital (average assets)	7.78%	7.86%	5.00%
Tier 1 Capital (risk weighted)	9.37%	9.36%	6.00%
Total Capital (risk weighted)	11.17%	11.13%	10.00%

LNB Bancorp, Inc.
Tier 1 Capital (average assets)	8.84%	9.05%	5.00%
Tier 1 Capital (risk weighted)	10.68%	10.58%	6.00%
Total Capital (risk weighted)	11.85%	11.72%	10.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK ELEMENTS

     Risk management is an essential aspect to operate a financial services company successfully and effectively. The most prominent risk exposures, for a financial services company, are credit, residual, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Residual risk involves the potential end-of-term value of leased assets or related cash flows on asset securitizations or other off balance sheet structures. Fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls are types of operational risks. Changes in interest rates affecting net interest income are considered interest rate risks. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives are adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available-for-sale securities, credit spreads, and commodity prices. The inability to fund obligations due to investors, borrowers, or depositors is liquidity risk. For the Corporation, the dominant risks are market risk, specifically our exposure to changes in interest rates, and credit risk.

Credit Risk Management

     Uniform underwriting criteria, ongoing risk monitoring and review processes, and well-defined, centralized credit policies dictate the management of credit risk for the Corporation. As such, credit risk is managed through the Bank’s loan loss review policy which requires the loan officer, lending officers, and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. The Corporation uses a loan rating system to properly classify and assess the credit quality of individual commercial loan transactions. The loan rating system is used to determine the adequacy of the allowance for loan losses for regulatory reporting purposes and to assist in the determination of the frequency of review for credit exposures.

     Credit quality was stable for the three months ended March 31, 2005 as compared to the same period in 2004. General economic conditions have contributed to improved credit quality, but a more stringent and defined credit review policy has been the driving force for the decline.

Nonperforming Assets

     Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, any loan that is 90 days past due and/or in management’s estimation the collection of interest is doubtful are considered nonperforming. These loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability thus leading to original terms being favorably modified or either principal or interest has been forgiven.

     Nonperforming loans at March 31, 2005 were $6.6 million, an increase of $1.7 million, or 32.2%, from December 31, 2004 and an increase of $1.2 million or 16.9%, from March 31, 2004. At March 31, 2005, commercial, mortgage and consumer loans represented 81.5%, 14.5%, and 4%, of nonperforming loans, respectively. At December 31, 2004 these ratios were 66.1%, 22.7%, and 11.2% of commercial, mortgage, and consumer, respectively. The increase in nonperforming loans is attributable to the classification of two commercial loan customers as nonaccrual. Although payments are current on these loans, other loans to these customers are nonperforming, and management felt that it was prudent to put these two commercial loans on nonaccrual. Nonperforming trends in all other loan portfolios during the quarter were improved.

     Nonperforming assets at March 31, 2005 compared to December, 31, 2004, and March 31, 2004 increased by $1.7 million, and $1 million, respectively due to an increase in nonaccrual loans of $1.7 million, and $1.2 million, respectively, and an increase in other foreclosed assets of $56 versus December 31, 2004 and a decrease of $186 versus March 31, 2004. Nonperforming loans at March 31, 2005 are substantially secured by commercial real estate and did not have a material impact on interest income for the three months ended March 31, 2005. The overall quality of the portfolio remains good as the ratio of nonperforming loans to total loans is at 1.14% at March 31, 2005 as compared to .93% at

March 31, 2004. Additionally, there were no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.

     The Corporation’s credit policies are reviewed and modified on an ongoing basis to remain suitable for the management of credit risks within the loan portfolio as conditions change. At March 31, 2005 there were no significant concentrations of credit risk in the loan portfolio.

     Table 6 sets forth nonperforming assets for the periods ended March 31, 2005 and December 31, 2004.

Table 6: Nonperforming Assets

	March 31,	December 31,

(Dollars in thousands)	2005	2004

Commercial loans	$5,366	$3,255
Real Estate Mortgage	957	1,116
Installment loans	123	150
Home equity lines	140	400

Total nonperforming loans	6,586	4,921

Other foreclosed assets	476	420

Total nonperforming assets	$7,062	$5,341

Nonperforming loans to total loans	1.14%	0.85%
Nonperforming assets to total assets	0.90%	0.68%

Provision and Allowance for Loan Losses

     The allowance for loan losses in maintained by the Corporation at a level considered by management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 7 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three months ended March 31, 2005 and March 31, 2004, respectively.

Table 7: Analysis of Allowance for Loan Losses

	Three Months	Three Months Ended
	Ended March 31,	March 31,

(Dollars in thousands)	2005	2004

Balance at beginning of year	$7,386	$7,730
Charge-offs:
Commercial	(169)	(185)
Real estate mortgage	—	(197)
Installment	(129)	(136)
Home equity lines	—	—

Total charge-offs	(298)	(518)
Recoveries:
Commercial	15	27
Real estate mortgage	—	—
Installment	41	42
Home equity lines	1	—
Credit cards	1	13

Total recoveries	58	82

Net charge-offs	(240)	(436)

Provision for loan loss	399	525

Balance at end of year	$7,545	$7,819

Average total loans	$572,464	$535,164
Total loans at end of period	579,266	537,008

Annualized net-charge-offs to average loans	0.17%	0.32%
Allowance to total loans at end of period	1.30%	1.46%
Allowance to nonperforming loans	114.56%	145.39%
Nonperforming loans to total loans	1.14%	1.00%

     The allowance for loan losses on March 31, 2005 was $7.5 million, or 1.30%, of outstanding loans, compared to $7,819, or 1.46% of outstanding loans at March 31, 2004. The provision charged to expense was $399 for the three months ended March 31, 2005, and $525 for the three months ended March 31, 2004. This is a $126, or 24% decrease in the provision for loan losses in the first quarter of 2005 as compared to the same period in 2004. This decline reflects the stabilizing trends in potential problems loans that began about mid-year 2004 and continued into the first quarter of 2005. Net charge-offs for the three months ended March 31, 2005 were $240, as compared to $436 for the three months ended March 31, 2004. Net charge-offs in the first quarter of 2005 were down 45% from the same period in 2004. Charge-offs in the first quarter of 2005 were in-line with expectations, and reflect better charge-off experience in all portfolios as compared to the same period in 2004. The provision for the three months ended March 31, 2005 was, in the opinion of management, adequate when factoring the improving charge-off trends with the deterioration of nonperforming loans in the quarter. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to been adjusted in response to trends and asset review findings.

Market Risk Management

     The Corporation manages market risk through its Asset/Liability Management Committee (“ALCO”) at the Bank level. This committee assesses interest rate risk exposure through two primary measures: rate sensitive assets divided by rate sensitive liabilities and earnings-at-risk simulation of net interest income.

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

     Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings at risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2005, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase 9.7% and in a
-200 basis point shock, net interest income would increase 14.0%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

     The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At March 31, 2005, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 4.6%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.3%.

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

     The most significant accounting policies followed by the Corporation are presented in Note 1 of the Consolidated Financial Statement in the December 31, 2004 Form 10-K. These policies are fundamental to the understanding of results of operation and financial conditions. The accounting policies considered to be critical by management are as follows:

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

     A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of all loans currently evaluated for impairment are collateral-dependent and therefore the fair value is determined by the fair value of the underlying collateral.

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

     Size of employee population has stayed relatively constant over the last few years, thereby causing pension cost relating to this variable to remain relatively stable.

     Actuarial assumptions are required for mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors generally do not change over time, so the range of assumptions and their impact on pension expense is generally narrow.

     Expected long-term rate of return on plan assets are based on the balance in the pension asset portfolio at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the actual long term rate of return on plan assets over time. The expected long-term rate of return is generally held constant so the pattern of income/expense recognition more closely matches the stable pattern of services provided by the employees over the life of pension obligation. In 2005 the expected long term rate of return on plan assets is 7.50%.

     A discount rate is used to determine the present value of the future benefit obligations. It reflects the rates available on long-term high quality fixed income debt instruments, reset annually on the measurement date. The discount rate being used in 2005 is 5.75%

Income Taxes

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

ITEM 4. CONTROLS AND PROCEDURES

     The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, the “Exchange Act”) as of March 31, 2005, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2005 are effective in alerting them, on a timely basis, to material information required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
	(a) Total	(b)	(c) Total Number of	(or Approximate Dollar
	Number of	Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
January 1, 2005 – January 31, 2005	0	N/A	0	N/A
February 1, 2005 - February 28, 2005	0	N/A	0	N/A
March 1, 2005 - March 31, 2005	0	N/A	0	N/A
Total	0	N/A	0	N/A

     The Corporation currently does not have any common share repurchase plans.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required by Item 601 (a) of Regulation S-K are contained in the Exhibit Index which is found on page 28 of this Form
10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: May 10, 2005	/s/ Terry M. White

Terry M. White
Chief Financial Officer
(Duly Authorized Officer, Principal
Financial Officer, and Chief Accounting Officer)

LNB Bancorp, Inc.

Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference
Page
Number	Exhibit	Number
(4.1)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.	N/A

(4.2)	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A

(4.3)	Instruments Defining the Rights of Security Holders. (See Exhibits 4.1 and 4.2)	N/A

(10.2)	Employment Agreement, made as of January 28, 2005, by and among Daniel E. Klimas, LNB Bancorp, Inc. and The Lorain National Bank. Previously filed under Item 15, Exhibit 10a to Form 10-K (Commission File No. 0-13203) filed March 14, 2005 and incorporated herein by reference.

(31(i)(a))	Chief Executive Officer Sarbanes-Oxley Act 302 Certification.

(31(i)(b))	Chief Financial Officer Sarbanes-Oxley Act 302 Certification.

(32(a))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(32(b))	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.