Form 10-Q
period 2005-06-30
LNB BANCORP INC
filed 2005-08-04
CIK 737210

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio	34-1406303
State or other jurisdiction
(of Incorporation or organization)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052 - 1769
(Address of principal executive offices)	(Zip Code)
(440) 244-6000
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Outstanding at July 30, 2005: 6,646,181 shares
     Class of Common Stock: $1.00 par value

LNB Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands except share and per share amounts)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,096	$23,123
Short-term investments	—	3,695

Total cash and cash equivalents	30,096	26,818

Investment Securities:
Available for sale, at fair value	144,718	145,588
Federal Home Loan Bank and Federal Reserve stock	4,139	4,033

Total securities	148,857	149,621

Loans:
Loans held for sale	3,867	3,067
Portfolio loans	578,331	572,157
Allowance for loan losses	(7,793)	(7,386)

Net loans	574,405	567,838

Bank premises and equipment, net	11,179	11,493
Other real estate owned	357	420
Intangible assets	3,402	3,801
Other assets	22,782	21,658

Total Assets	$791,078	$781,649

Liabilities
Deposits:
Noninterest-bearing	$93,816	$96,280
Interest bearing	545,001	509,263

Total deposits	638,817	605,543

Short-term borrowings	13,241	31,619
Federal Home Loan Bank advances	62,461	69,296
Accrued interest, taxes and other liabilities	6,243	4,617

Total Liabilities	720,762	711,075

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 at June 30, 2005 and 6,766,867 at December 31, 2004	6,772	6,767
Additional paid-in capital	26,334	26,243
Retained earnings	41,322	41,291
Accumulated other comprehensive loss	(1,682)	(1,297)
Treasury stock at cost, 125,686 shares	(2,430)	(2,430)

Total Shareholders’ Equity	70,316	70,574

Total Liabilities and Shareholders’ Equity	$791,078	$781,649

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
(Dollars in thousands except share and per share amounts)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest Income
Interest and fees on loans	$9,302	$7,882	$18,135	$15,651
Interest and dividends on investment securities:
Taxable	1,106	1,007	2,173	2,031
Tax Exempt	112	128	226	273
Interest on cash equivalents	35	19	73	33

Total interest income	10,555	9,036	20,607	17,988
Interest Expense
Deposits	2,410	1,607	4,540	3,221
Short-term borrowings	105	50	194	91
Federal Home Loan Bank advances	483	528	984	979

Total interest expense	2,998	2,185	5,718	4,291

Net Interest Income	7,557	6,851	14,889	13,697
Provision for Loan Losses	399	425	798	950

Net interest income after provision for loan losses	7,158	6,426	14,091	12,747
Noninterest Income
Deposit service charges	1,052	1,031	1,960	2,015
Trust and investment management services	555	486	1,072	1,072
Mortgage banking revenue	355	—	725
Income from investment in life insurance	116	161	309	320
Securities gains (losses), net	(6)	—	174	223
Gain on sale of loans	—	46	132	83
Loss on sale of other assets, net	(1)	—	(1)	—
Other noninterest income	568	888	1,195	1,778

Total noninterest income	2,639	2,612	5,566	5,491
Noninterest Expense
Salaries and employee benefits	4,260	2,907	8,238	5,945
Net occupancy	449	409	966	783
Furniture and equipment	802	659	1,535	1,329
Electronic banking expenses	141	393	264	725
Supplies, postage and delivery	273	257	644	509
Outside services	521	300	830	534
Marketing and public relations	298	314	605	493
Ohio franchise tax	200	180	382	368
Goodwill impairment	311	—	311	—
Other noninterest expense	1,217	844	2,368	1,552

Total noninterest expense	8,472	6,263	16,143	12,238

Income before income tax expense	1,325	2,775	3,514	6,000
Income tax expense	473	795	1,091	1,764

Net Income	$852	$1,980	$2,423	$4,236

Net Income Per Common Share
Basic	$0.13	$0.30	$0.36	$0.64
Diluted	0.13	0.30	0.36	0.64
Dividends declared	0.18	0.18	0.36	0.36
Average Common Shares Outstanding
Basic	6,642,390	6,628,515	6,641,789	6,623,156
Diluted	6,642,393	6,628,856	6,641,790	6,623,953

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands except per share amounts)	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2004 (unaudited)	$6,767	$26,243	$38,714	$(704)	$(2,885)	$68,135
Comprehensive income:
Net income	—	—	4,236	—	—	4,236
Other comprehensive income, net of tax:
Minimum pension liability	—	—	0	(381)	—	(381)
Change in unrealized losses on securities	—	—	—	(1,766)	—	(1,766)

Total comprehensive income						2,470
Common dividends declared, $.36 per share	—	—	(2,386)	—	—	(2,386)
Issuance of Treasury stock under stock option agreements	—	—	(121)	—	454	333

Balance, June 30, 2004	$6,767	$26,243	$40,443	$(2,851)	$(2,431)	$68,171

Balance, January 1, 2005 (unaudited)	$6,767	$26,243	$41,291	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net income	—	—	2,423	—	—	2,423
Other comprehensive loss, net of tax:
Change in unrealized losses on securities	—	—	—	(385)	—	(385)

Total comprehensive income						2,038
Issuance of common stock under employment agreement	5	91	—	—	—	96
Common dividends declared, $.36 per share	—	—	(2,392)	—	—	(2,392)

Balance, June 30, 2005	$6,772	$26,334	$41,322	$(1,682)	$(2,430)	$70,316

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,423	$4,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	798	950
Depreciation and amortization	808	933
Securities gains, net	(174)	(223)
Amortization of premiums and discounts, net	362	377
Deferred loan fee amortization	(179)	171
Deferred income taxes	358	—
Gain on sale of other assets, net	(131)	(83)
Other, net	(368)	384
Changes in other assets and liabilities:
Accrued interest receviable	226	160
Other assets	(203)	(656)
Accrued interest, taxes, and other liabilities	1,627	85

Net cash provided by operating activities	5,547	6,334

Cash flows from investing activities:
Purchases of available for sale securities	(15,581)	(33,651)
Proceeds from principal payments and maturities of available for sale securities	11,052	33,334
Proceeds from sale of available for sale securities	4,576	12,631
Purchase of held to maturity securities	—	(16,517)
Proceeds from maturities of held to maturity securities	—	273
Net increase in portfolio loans	(6,746)	(14,561)
Additions to premises, leasehold improvements and equipment	(678)	(1,783)
Proceeds from the sale of premises, leasehold improvements and equipment	11	—
Purchases of other real estate	(63)	(278)
Proceeds from sales of other real estate	367	271
Proceeds from sales of short-term investments	3,718	—

Net cash used in investing activities	(3,344)	(20,281)

Cash flows from financing activities:
Net increase in deposits	33,274	9,190
Net increase (decrease) in short-term borrowings	(18,378)	3,892
Proceeds from Federal Home Loan Bank advances	24,000	103,000
Repayment of Federal Home Loan Bank advances	(35,333)	(97,239)
Issuance of Common stock	(96)	—
Proceeds from exercise of employee stock options	—	333
Dividends paid	(2,392)	(2,448)

Net cash provided by financing activities	1,075	16,728

Net increase in cash and cash equivalents	3,278	2,781
Cash and cash equivalents, January 1	26,818	27,749

Cash and cash equivalents, June 30	$30,096	$30,530

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,718	$4,310
Income taxes	961	825
Supplemental disclosures of noncash investing and financing activities:
Change in fair value of available-for-sale investment securities, net of tax	(385)	(1,093)
Transfer of loans to other real estate owned	383	1,046

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
Statements of Cash Flows
     For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under agreements to resell are for one day periods.

Securities
     Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of June 30, 2005 and December 31, 2004, LNB Bancorp did not hold any trading securities. Securities that an enterprise has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2005 and December 31, 2004, LNB Bancorp did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of June 30, 2005, and December 31, 2004, all securities held by the Corporation are classified as available for sale and were carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
     Shares if these stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.
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
     Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales are recorded in noninterest income.
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
Goodwill and Core Deposit Intangibles
     Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Acquisitions of Certain Financial Institutions”. Goodwill is not amortized, but rather is tested at least annually for impairment. Core deposit intangible assets which have finite lives continue to be amortized using an accelerated method over ten years and are subject to annual impairment testing.
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
Stock-Based Compensation
     The Corporation does not have a broad based stock option incentive plan. At June 30, 2005 it did, however, have stock option agreements with four individuals. SFAS 123 has been adopted for the disclosure of these four agreements. Proforma net income, assuming the expensing of the fair value of these options, is disclosed in Note 7.

Reclassifications
     Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.
2. New Accounting Pronouncements
SFAS No. 123(revised) “Share Based Payments”
     In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. The implementation of SFAS 123R has been deferred until January 1, 2006. Management believes that the proforma information provided previously under “Stock-Based Compensation” provides a reasonable estimate of the projected impact of adopting SFAS 123R on the Corporation’s results of operations.
AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”
     In December 2003, the ASCAP’s Accounting Standard Executive Committee issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the requirements of SOP 03-3 on January 1, 2005, and the adoption did not have a material impact on the results of operations, financial position, or liquidity.
EITF No 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”
     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-01 until additional implementation guidance is issued and goes into effect. In June 2005, the FASB decided not to provide additional guidance on the meaning of other than temporary impairment and to issue proposed FSP EITF 03-1-a as final. Until new guidance is issued, companies must continue to comply with the disclosure.

SFAS No. 154 “Accounting Changes and Error Corrections”
     This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect that the adoption of SFAS No. 154 will have a material impact on the Corporation’s results of operations, financial position or liquidity.
3. Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands except share and per share amounts)	2005	2004	2005	2004

Net income available to common shareholders	$852	$1,980	$2,423	$4,236

Weighted average common shares outstanding	6,642,390	6,628,515	6,641,789	6,623,156
Dilutive effect of stock options	3	341	1	797

Diluted weighted average common shares outstanding	6,642,393	6,628,856	6,641,790	6,623,953

Basic earnings per common share	$0.13	$0.30	0.36	$0.64
Diluted earnings per common share	$0.13	$0.30	0.36	$0.64

     The preceding table sets forth the computation of basic, calculated by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted earnings per common share which takes into consideration the pro forma dilution of unexercised stock option awards. Stock options are the only common stock equivalents. For the three and six month periods ended June 30, 2005, options to purchase 54,439 shares of common stock were outstanding, of which 2,500 options were included in the computation of diluted earnings per share, while the remaining 51,939 options were not included in the computation of diluted earnings per share as they were anti-dilutive.
4. Securities
     The amortized cost, gross unrealized gains and losses, and fair values of securities at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$135,381	$71	$(2,440)	$133,012
State and political subdivisions	11,183	418	(15)	11,586
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	4,139	—	—	4,139

Total securities	$150,756	$556	$(2,455)	$148,857

		December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$131,789	$168	$(2,080)	$129,877
State and political subdivisions	11,148	349	(8)	11,489
Equity securities	3,938	284	—	4,222
Federal Home Loan Bank and Federal Reserve Bank stock	4,033	—	—	4,033

Total securities	$150,908	$801	$(2,088)	$149,621

     At June 30, 2005, the Corporation’s security portfolio had unrealized losses of $2,455 as compared to $2,088 at December 31, 2004. Management considers these declines to be temporary as current levels of interest rates as compared to the coupons on the securities held by the Corporation are different and impairment is not due to credit deterioration. The Corporation had the ability and intent to hold these securities until their value recovers. The following is a summary of the securities that had unrealized losses at June 30, 2005. The information is presented for securities that have been valued at less than amortized cost for less than 12 months and for more than 12 months.

	June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies and corporations	$7,203	$(61)	$53,541	$(1,127)	$60,744	$(1,188)
U.S. Government agency mortgage-backed securities	12,526	(136)	47,487	(1,115)	60,013	(1,251)
State and political subdivisions	2,007	(5)	836	(11)	2,843	(16)

Total	$21,736	$(202)	$101,864	$(2,253)	$123,600	$(2,455)

5. Loans
     Loan balances at June 30, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Commercial	$355,093	$339,439
Real Estate Mortgage	87,272	112,787
Installment	37,319	33,682
Purchased Installment	37,287	27,173
Home Equity Lines	65,227	62,143
Total loans	582,198	575,224

Allowance for loan losses	(7,793)	(7,386)

Net loans	$574,405	$567,838

     Nonaccrual and impaired loans at June 30, 2005 were $7.2 million and $10.7 million, respectively, as compared to $4.9 million and $6.0 million at December 31, 2004, respectively.
6. Retirement Pension Plan
     The Bank’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.
     The net periodic pension costs charged to expense amounted to $25 and $19 in the three month periods ended June 30, 2005 and 2004, respectively, and $50 and $38 in the six month periods ended June 30, 2005 and 2004, respectively. The following table sets forth the net periodic pension and total pension expense for the three and six month periods ended June 30, 2005 and 2004. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits have been accrued under the Plan since December 31, 2002.

	For the Three Months		For the Six Months Ended
	Ended June 30		June 30
(Dollars in thousands)	2005	2004	2005	2004

Interest cost on projected benefit obligation	100	113	200	226
Expected return on plan assets	(125)	(94)	(250)	(188)
Amortization of unrecognized prior service liability	—	—	—	—
Recognized actuarial (gain) or loss	—	—	—	—

Net periodic pension cost	$25	$19	$50	$38

Loss recognized due to curtailment	—	—	—	—

Loss recognized due to settlement	—	—	—	—

Total pension cost	$25	$19	$50	$38

Weighted-Average Assumptions	2005	2004	2005	2004

Discount rate	5.75%	5.75%	5.75%	5.75%

Expected long-term return on plan assets	7.50%	5.00%	7.50%	5.00%

Rate of compensation increase	0.00%	0.00%	0.00%	0.00%

7. Stock Option Plans
     At December 31, 2004 all options issuable under qualified incentive stock option plans had been issued or had expired. At June 30, 2005, the Corporation had nonqualified stock option agreements with four individuals. These option agreements are summarized as follows:

Year Issued	Number of Options	Strike Price	Vested

2000	11,939	$18.85	11,939
2004	10,000	19.60	10,000
2005	30,000	19.17	0
2005	2,500	16.50	0

Totals	54,439	$19.06	22,939

     All options have a 10 year contractual life. The 2000 and 2004 awards are fully vested at June 30, 2005. The 30,000 share award in 2005 vests in 10,000 share increments at the first, second and third year anniversary dates. The 2,500 share award in 2005 fully vests at the first year anniversary.
     In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net Income, as reported	$852	$1,980	$2,423	$4,236
Add: Stock-based compensation, net of tax, as reported	62	—	62	—
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(78)	(6)	(88)	(12)

Pro forma net income available to common shareholders	$836	$1,974	$2,397	$4,224

Pro forma net income per share:
Basic — as reported	$0.13	$0.30	$0.36	$0.64
Basic — pro forma	0.13	0.30	0.36	0.64
Diluted — as reported	0.13	0.30	0.36	0.64
Diluted — pro forma	0.13	0.30	0.36	0.64

8. Interest-Bearing Deposits
     Interest-bearing deposits at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Interest-bearing demand	$79,371	$82,672
Savings	103,038	104,309
Money market	90,362	93,188
Time:
Retail certificates of deposit	180,860	167,192
Brokered certificates of deposit	33,691	22,824
Public fund certificates of deposit	57,679	39,078

Total time deposits	272,230	229,094

Total Interest-bearing deposits	$545,001	$509,263

     At June 30, 2005 and December 31, 2004, time deposits in amounts $100,000 or more totaled $92.8 million and $89.8 million, respectively.
9. Short-Term Borrowings
     Short-term borrowings at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Securities sold under agreements to repurchase	$13,241	$11,619
Federal funds purchased	—	20,000

Total Short-term borrowings	$13,241	$31,619

10. Federal Home Loan Bank Advances
     FHLB advances at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

FHLB advance — 4.61%, repaid in 2005	$—	$2,230
FHLB advance — 4.40%, repaid in 2005	—	1,500
FHLB advance — 4.36%, repaid in 2005	—	2,100
FHLB advance — 4.44%, repaid in 2005	—	1,000
FHLB advance — 2.06%, due July 22, 2005	16,000	16,000
FHLB advance — 2.21%, due September 9, 2005	360	360
FHLB advance — 2.87%, due September 30, 2005	5,000	5,000
FHLB advance — 4.92%, due April 28, 2006	1,000	1,000
FHLB advance — 2.70%, due June 19, 2006	10,000	10,000
FHLB advance — 2.95%, due January 30, 2007	10,000	10,000
FHLB advance — 3.55%, due November 21, 2007	5,000	5,000
FHLB advance — 3.33%, due February 8, 2008	5,000	5,000
FHLB advance — 3.36%, due March 27, 2009	10,000	10,000
FHLB advance — 3.55%, due January 1, 2014	101	106

Total FHLB advances	$62,461	$69,296

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL REVIEW
     LNB Bancorp, Inc. (“The Corporation”) is a bank holding company headquartered in Lorain, Ohio deriving substantially all of its revenue from its subsidiary, Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie and western Cuyahoga counties in Ohio.
     The financial review section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2005 and serves to update the 2004 Annual Report on Form 10-K. The financial review should be read in conjunction with the financial information contained on Form 10-K and in the accompanying consolidated financial statements and notes on this Form 10-Q.
Introduction (Dollars in thousands except per share data)
     The Corporation earned 13 cents per diluted share in the second quarter of 2005, down 57% from 30 cents per diluted share earned in the second quarter of 2004. Net income for the second quarter was $852, down 57% compared to second quarter 2004 net income of $1,980. For the first six months of 2005, the Corporation earned 36 cents per diluted share, down 44% from 64 cents per diluted share earned in the same period of 2004. Net income for the first six months of 2005 was $2,423, down 43% compared to $4,236 for the same period of 2004.
     For the second quarter of 2005, return on average assets was .44%, compared to 1.06% for second quarter of 2004. Return on average equity for the second quarter of 2005 was 4.83%, compared to 11.59% for the second quarter of 2004.
     For the first six months of 2005, return on average assets was .62%, compared to 1.13% for the same period in 2004. Return on average equity for the first six months of 2005 was 6.85%, compared to 12.32% for the same period in 2004.
Results of Operations (Dollars in thousands except per share data)
Net Interest Income
     Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74% and 73% of revenues for the three months and six months ended June 30, 2005, respectively. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. Throughout this discussion, net interest income is presented on both a GAAP basis and a fully taxable equivalent (FTE) basis, the latter of which presents interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate of 35%. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.

     Three Months Ended June 30, 2005 as compared to the Three Months Ended June 30, 2004
     Net interest income was $7,557 during the second quarter of 2005 as compared to $6,851 during the same quarter in 2004. This is an increase of $706, or 10.3%. With an adjustment for tax-exempt income, our consolidated net interest income for the second quarter of 2005 was $7,573 as compared to $6,871 during the same quarter a year ago. Due to increases in short-term rates, a flattening of the yield curve and average earnings asset growth, net interest income has increased.
     The net interest margin, which is determined by dividing taxable equivalent net interest income by average earning assets, was 4.17% during the second quarter of 2005 as compared to 3.95% during the second quarter 2004. The net interest margin has benefited from increasing national market interest rates that began in the latter half of 2004 and continued through the second quarter of 2005.
     The net interest spread increased 14 basis points, as the yield on interest-earning assets increased 62 basis points to 5.82% during the second quarter of 2005 from 5.20% during the same quarter in 2004. The cost of interest-bearing liabilities increased by 48 basis points to 1.97% during the second quarter of 2005 as compared to 1.49% during the second quarter of 2004.
     The rise in short-term market interest rates resulted in a 200 basis point increase in the Corporation’s prime lending rate between the January 1, 2004 and June 30, 2005. This produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on loans was 6.48% during the second quarter of 2005, or 67 basis points higher, as compared to 5.81% during the second quarter a year ago. The cost of interest-bearing deposits increased 54 basis points to 1.84% during the second quarter 2005 as compared to 1.30% during the second quarter 2004.
Average Balances
     Average earning assets increased $28,441, or 4.1%, to $716.1 million for the second quarter of 2005 as compared to $687.6 million for the second quarter 2004. Average loans increased $36.3 million, or 6.7%, to $575.8 million during the second quarter 2005 as compared to $539.5 million for the second quarter 2004. The increase of $36.3 million is due to an increase in the commercial loan portfolio of $41.8 million, an increase in home equity loans of $3.7 million and an increase of $17.4 million in purchased installment loans. Partially offsetting this growth was runoff of residential real estate mortgages, direct and indirect installment loans. This $36.3 increase in average loans was primarily funded with the runoff of $7.5 million in the Bank’s security portfolio and growth in deposits. Noninterest bearing deposit growth was $6.6 million, or 7.4%, and interest bearing deposits grew $34.4 million, or 7.0%. The interest bearing deposit growth was composed primarily of interest checking growth of $3.4 million, or 4.2%, consumer time deposits growth of $7.4 million, or 4.5%, and broker and public time deposit growth of $26.4 million, or 54.1%. The growth in broker and public time deposits replaced $6.8 million in repaid FHLB advances and was used to fund fixed rate commercial loans.
     Net interest income (FTE) increased $702 for the three month period ended June 30, 2005 as compared to the same period last year. Total interest income (FTE) increased $1,515, with 73% of this increase due to increases in interest rates. Rising rates impact the commercial and home equity loan portfolios quickly since they are predominately prime rate based. The securities portfolio and the purchased loan portfolio also had positive rate variances. These portfolios have relatively short durations which means that they also react to rate changes quickly. Total interest expense increased $813, with 83% of this increase due to rates. Rate variances were relatively modest on interest-bearing demand and savings deposits. These are products that traditionally are not rate sensitive. The largest rate variances were money market accounts, retail time deposits, public fund time deposits and short-term borrowings.

In these cases the Corporation was either running rate promotions, or the product is by nature rate sensitive.
  Six Months Ended June 30, 2005 as compared to the Six Months Ended June 30, 2004
     Net interest income was $14,889 during the first six months of 2005 as compared to $13,697 during the same period in 2004, an increase of $1,192, or 8.7%. With an adjustment for tax-exempt income, our consolidated net interest income for the first six months of 2005 was $14,949 as compared to $13,774 during the same period a year ago. Due to increases in short-term rates and an increasing interest rate environment, net interest income has increased.
     The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 4.14% during the first six months of 2005 as compared to 3.97% during the same period a year ago. Net interest margin has benefited from increasing market interest rates that began in 2004 as well as growth in average earnings assets. The net interest spread increased 9 basis points, as the yield on interest-earning assets increased 52 basis points to 5.73% during the first six months of 2005 from 5.21% during the same period in 2004. The cost of interest-bearing liabilities increased by 43 basis points to 1.90% during the first six months of 2005 as compared to 1.47% during the same period of 2004.
     The rise in short-term market interest rates, triggering a 200 basis point increase in the Corporation’s prime lending rate between January 1, 2004 and June 30, 2005, produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on loans was 6.37% at year-to-date 2005, or 51 basis points higher, as compared to 5.86% during the same period a year ago. The cost of interest-bearing deposits increased 44 basis points to 1.75% in the first six months of 2005 as compared to 1.31% during the same period in 2004.
Average Balances
     Average earning assets increased $28,907, or 4.2%, to $715.0 million for the first six months of 2005 as compared to $686.1 million for the same period of 2004. Average loans increased $36.8 million, or 6.8%, to $574.1 million during the first six months of 2005 as compared to $537.3 million for the comparable period in 2004. The increase of $36.8 million is due to an increase in the commercial loan portfolio of $41.8 million, an increase in home equity loans of $42.6 million and an increase of $17.3 million in purchased installment loans. Partially offsetting this growth was runoff of residential real estate mortgages, direct and indirect installment loans. The runoff in these three loan types is expected to continue into the third quarter. However, plans are being developed to reestablish a real estate loan product for the portfolio that should reverse the runoff in the residential real estate portfolio. This increase in average loans was primarily funded with runoff of $7.2 million in the Bank’s security portfolio and growth in deposits. Noninterest bearing deposit growth was $8.6 million, or 9.7%, and interest bearing deposits grew $32.8 million, or 6.7%. The interest bearing deposit growth was composed primarily of interest checking growth of $3.8 million, or 4.7%, consumer time deposits growth of $16.2 million, or 10.6%, and broker and public time deposit growth of $12.6 million, or 20.6%.
     Net interest income (FTE) increased $1,175 for the six month period ended June 30, 2005 as compared to the same period last year. Total interest income (FTE) increased $2,602, with 73% of this increase due to rates. Rising rates impact the commercial and home equity loan portfolios quickly since they are predominately prime rate based. The securities portfolio and the purchased loan portfolio also had positive rate variances. These portfolios have relatively short durations which means that they also react to rate changes quickly. Mortgage loans experienced a negative rate variance. This $87 million portfolio at June 30, 2005 of seasoned 5 year adjustable rate mortgages is declining and has been repricing into a rate environment lower than the last reset period. Total interest expense increased $1,427, with 100% of this increase due to rates. Rate variances were relatively modest on interest-bearing demand and savings. These are products that traditionally are not rate sensitive. The largest rate variances were money market accounts, retail time deposits, public fund time deposits and short-term borrowings. In these cases the Corporation was either running rate promotions, or the product is by nature rate sensitive.
     The Corporation’s balance sheet is asset sensitive to interest rate risk. As such, the Corporation’s assets are expected to re-price before our liabilities in a one year time span. The Corporation’s balance sheet structure is positioned to experience increased net interest margin as interest rates rise. Conversely, the Corporation’s net interest margin will compress if interest rates drop. The Corporation’s interest rate risk discussion is further elaborated upon with this section of the discussion and analysis entitled “Quantitative and Qualitative Disclosure About Market Risks”.
   Tax Equivalent Adjustments to Yields and Margins
     Management reviews and evaluates the components of the net interest income. As such, management attempts to manage balance sheet growth as well as the yields on interest earning assets and the cost of interest-bearing liabilities in order to enhance the growth of the net interest margin. In doing so, management reviews net interest income on a fully taxable equivalent basis, which contains certain non-GAAP financial measures. The non-GAAP measures look at the interest income components and adjust for tax-exempt interest income on an equivalent pre-tax basis assuming a 35% effective tax rate, which may differ from the Corporation’s actual effective tax rate. Management feels that reviewing the net interest income components on a fully taxable equivalent basis provides a more complete comparison for net interest income.
     Tables 1 and 2 reflect the detailed components of the Corporation’s net interest income for the three month periods ended June 30, 2005 and 2004 as well as the six month periods ended June 30, 2005 and 2004. The rates are computed on a tax equivalent basis and non-accrual loans are included in the average loan balances. Also presented for the periods indicated is a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities that is not specifically attributable to changes in volume or rates is allocated proportionately to rate and volume in this presentation.

Table 1: Condensed Consolidated Average Balance Sheets — Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	For the Three Months Ended June 30,
	2005			2004
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Securities-taxable	$132,013	$1,106	3.36%	$138,573	$1,007	2.92%
Securities-tax exempt	11,542	128	4.45%	12,460	148	4.78%
Federal funds sold and short-term investments	9,440	34	1.44%	9,755	19	0.78%
Commercial loans	351,984	5,881	6.70%	310,146	4,488	5.82%
Real estate mortgage loans	91,920	1,385	6.04%	108,633	1,757	6.51%
Installment loans	38,903	728	7.51%	48,904	882	7.25%
Purchased installment loans	29,755	360	4.85%	12,317	146	4.77%
Home equity lines	63,210	949	6.02%	59,513	609	4.12%

Total Earning Assets	$728,767	$10,571	5.82%	$700,301	$9,056	5.20%

Allowance for loan loss	(7,618)			(7,971)
Cash and due from banks	25,225			24,490
Bank owned life insurance	13,522			12,873
Other assets	23,597			22,801

Total Assets	$783,493			$752,494

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$83,869	44	0.21%	$80,509	$38	0.19%
Savings deposits	104,639	82	0.31%	106,170	85	0.32%
Money market deposits	91,276	370	1.63%	92,501	263	1.14%
Retail certificates of deposit	171,492	1,317	3.08%	164,109	1,046	2.56%
Brokered Certificates of deposit	32,248	243	3.02%	343	3	3.52%
Public fund certificates of deposit	43,046	354	3.30%	48,530	173	1.43%
Short-term borrowings	15,070	105	2.79%	18,971	49	1.04%
FHLB advances	68,678	483	2.82%	77,563	528	2.74%

Total Interest-Bearing Liabilities	$610,318	$2,998	1.97%	$588,696	$2,185	1.49%

Noninterest-bearing deposits	96,745			90,110
Other liabilities	5,747			4,948
Shareholders’ Equity	70,683			68,740

Total Liabilities and Shareholders’ equity	$783,493			$752,494

Net Interest Income and Margin (FTE)		$7,573	4.17%		$6,871	3.95%
Taxable equivalent adjustment		(16)	-0.01%		(20)	-0.01%

Net Interest Income Per Financial Statements		$7,557			$6,851
Net Interest Margin			4.16%			3.93%

Rate/Volume Analysis of Net Interest Income (FTE)

	For the Three Months Ended June 30,
	Increase (Decrease) in Interest
(Dollars in thousands)	Income/Expense 2005 and 2004
	Volume	Rate	Total

Securities-taxable	(61)	160	99
Securities-tax exempt	(10)	(10)	(20)
Federal funds sold and short-term investments	(1)	16	15
Commercial loans	660	733	1,393
Real estate mortgage loans	(262)	(110)	(372)
Installment loans	(177)	23	(154)
Purchased installment loans	208	6	214
Home equity lines	53	287	340

Total Interest Income	410	1,105	1,515

Interest-bearing demand deposits	2	4	6
Savings deposit	(1)	(2)	(3)
Money market deposits	(5)	112	107
Retail certificates of deposit	55	216	271
Brokered certificates of deposit	238	2	240
Public fund certificates of deposit	(56)	237	181
Short-term borrowings	(39)	95	56
FHLB advances	(58)	13	(45)

Total Interest Expense	136	677	813

Net Interest Income (FTE)	274	428	702

Table 2: Condensed Consolidated Average Balance Sheets — Interest, Rate, and Rate/ Volume
differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	For the Six Months Ended June 30,
	2005			2004
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Securities-taxable	$132,441	$2,173	3.31%	$138,678	$2,031	2.95%
Securities-tax exempt	11,587	286	4.98%	12,597	350	5.59%
Federal funds sold and short-term investments	9,453	73	1.56%	8,441	33	0.79%
Commercial loans	350,181	11,366	6.55%	307,625	8,799	5.75%
Real estate mortgage loans	93,171	2,842	6.15%	109,807	3,648	6.68%
Installment loans	39,407	1,493	7.64%	49,509	1,765	7.17%
Purchased installment loans	28,578	652	4.60%	11,246	230	4.12%
Home equity lines	62,782	1,782	5.72%	59,152	1,209	4.11%

Total Earning Assets	$727,600	$20,667	5.73%	$697,055	$18,065	5.21%

Allowance for loan loss	(7,568)			(7,938)
Cash and due from banks	25,242			24,344
Bank owned life insurance	13,522			12,873
Other assets	23,431			22,602

Total Assets	$782,227			$748,936

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$83,962	86	0.21%	$80,175	$74	0.19%
Savings deposits	104,415	160	0.31%	105,134	162	0.31%
Money market deposits	92,141	699	1.53%	91,202	452	1.00%
Retail certificates of deposit	169,954	2,510	2.98%	153,723	2,187	2.86%
Brokered Certificates of deposit	32,248	486	3.04%	134	2	3.00%
Public fund certificates of deposit	41,321	599	2.92%	60,879	344	1.14%
Short-term borrowings	15,055	194	2.60%	18,464	91	0.99%
FHLB advances	69,340	984	2.86%	76,658	979	2.57%

Total Interest-Bearing Liabilities	$608,436	$5,718	1.90%	$586,369	$4,291	1.47%

Noninterest-bearing deposits	97,404			88,822
Other liabilities	5,692			4,964
Shareholders’ Equity	70,695			68,781

Total Liabilities and Shareholders’ equity	$782,227			$748,936

Net Interest Income and Margin (FTE)		$14,949	4.14%		$13,774	3.97%
Taxable equivalent adjustment		(60)	-0.02%		(77)	-0.02%

Net Interest Income Per Financial Statements		$14,889			$13,697
Net Interest Margin			4.13%			3.95%

Rate/Volume Analysis of Net Interest Income (FTE)

	For the Six Months Ended June 30,
	Increase (Decrease) in Interest
(Dollars in thousands)	Income/Expense 2005 and 2004
	Volume	Rate	Total

Securities-taxable	(107)	249	142
Securities-tax exempt	(27)	(37)	(64)
Federal funds sold and short-term investments	7	33	40
Commercial loans	1,286	1,281	2,567
Real estate mortgage loans	(544)	(262)	(806)
Installment loans	(358)	86	(272)
Purchased installment loans	359	63	422
Home equity lines	98	475	573

Total Interest Income	714	1,888	2,602

Interest-bearing demand deposits	4	8	12
Savings deposit	(1)	(1)	(2)
Money market deposits	7	240	247
Retail certificates of deposit	229	94	323
Brokered certificates of deposit	478	6	484
Public fund certificates of deposit	(885)	1,140	255
Short-term borrowings	(59)	162	103
FHLB advances	177	(172)	5

Total Interest Expense	(50)	1,477	1,427

Net Interest Income (FTE)	764	411	1,175

Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended June		For Six Months Ended June
	30,		30,

(Dollars in thousands)	2005	2004	2005	2004

Deposit service charges	1,052	1,031	1,960	2,015
Trust and investment management services	$555	$486	$1,072	$1,072
Mortgage banking revenue	355	—	725	—
Income from investment in life insurance	116	161	309	320
Securities gains (losses), net	(6)	—	174	223
Gain on sale of loans	—	46	132	83
Loss on sale of other assets, net	(1)	—	(1)	—
Other noninterest income	568	888	1,195	1,778

Total noninterest income	$2,639	$2,612	$5,566	$5,491

Three Months Ended June 30, 2005 as compared to the Three Months Ended June 30, 2004
     Noninterest income was $2,639 for the second quarter of 2005 as compared to $2,612 for the same period in 2004. The second quarter 2005 results include revenue from the Corporation’s mortgage subsidiary purchased in September 2004. This revenue totaled $370 and $355 in the first and second quarters of 2005, respectively. Electronic banking fees were $390 in the second quarter of 2005, down $241 or 38% from the same period in 2004. The new mortgage banking revenue effectively replaced the loss of electronic banking fees that had been earned through merchant services. Merchant services is a line of business that was substantially redesigned in late 2004 resulting in lower risk but also lower merchant fees and related expenses. The second quarter saw improved performance in deposit service charges and trust and investment management services as compared to the same period in 2004. Deposit service charges improved throughout the second quarter and were $1,052 for the period as compared to $1,031 in the same period last year, and $908 in the first quarter of 2005. Trust and investment management services were $555 for the second quarter 2005 as compared to $486 and $517 for the same period in 2004 and for the first quarter 2005, respectively. Income from investment in life insurance was $116 for the second quarter of 2005, down $45 or 28% from the same period in 2004. This was due to lower crediting rates on the policies which are tied to long-term interest rates. Although short-term rates have increased in recent months, long-term rates have not increased as dramatically.
Six Months Ended June 30, 2005 as compared to the Six Months Ended June 30, 2004
     On a year-to-date basis, noninterest income was $5,566 in 2005 as compared to $5,491 in 2004. Deposit service charges for the first six months of 2005 were $1,960 as compared to $2,015 for the same period in 2004. The primary reason for this decline was weak service charges in the first three months of 2005. This situation improved throughout the second quarter. Trust and investment management services were unchanged for the first six months of 2005 at $1,072 as compared to the same period in 2004. This revenue is primarily dependent on the performance of the S&P index which was down slightly between December 31, 2004 and June 30, 2005. The results for the first six months of 2005 include revenue from the Corporation’s mortgage subsidiary purchased in September 2004. This revenue totaled $725 in the first six months of 2005. This new source of revenue offset declines in electronic banking fees and other service charges. Electronic banking fees were $756 for the first six months of 2005, as compared to $1,262 in the same period last year. Although ATM and debit card revenue was up 7% in the six months ended June 30, 2005, the changes in merchant services more than offset this improvement. Other service charges in the first six months of 2005 were $185, down $138 or 43% from the same period in 2004. The primary factor impacting 2005 was that many of these other service charges are now free as part of other account relationships, such as bill payment.
Noninterest Expense
Table 4: Details on Noninterest Expense

	For the Three months		For the six months Ended
	Ended June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Salaries and employee benefits	$4,260	$2,907	$8,238	5,945
Net occupancy	449	409	966	783
Furniture and equipment	802	659	1,535	1,329
Electronic banking expenses	141	393	264	725
Supplies, postage and delivery	273	257	644	509
Outside services	521	300	830	534
Marketing and public relations	298	314	605	493
Ohio franchise tax	200	180	382	368
Goodwill impairment	311	—	311	—
Other noninterest expense	1,217	844	2,368	1,552

Total noninterest expense	$8,472	$6,263	$16,143	12,238

     Three Months Ended June 30, 2005 as compared to the Three Months Ended June 30, 2004
     Noninterest expense was $8,472 in the second quarter 2005, up $2,209, or 35.3% over second quarter last year. These results were influenced by several large expenses. During the second quarter, $1,218 of noninterest expense was recorded in the salary and benefit and other noninterest expense categories that were specifically attributable to the changes in management, job eliminations and activities related to building a new long-term business plan. Salary and benefit expenses were $4,260 in the second quarter, up $1,353 over the same period in 2004. Included in this amount was $642 of severance expense. This relates to the reduction of a net 13 employees throughout the Corporation. This total also includes $130 of recruitment expense related to the hiring of four senior managers. Included in other noninterest expense is a $311 goodwill impairment charge for LNB Mortgage, LLC — the Corporation’s mortgage subsidiary. This company was purchased in September 2004, and has incurred losses since its acquisition that led to this charge. New management is in the process of realigning the operations of this company to better fit the business needs of the Corporation. Also included in other noninterest expense is $139 to terminate legacy telecommunications contracts. These were multi-year contracts that relate to our old communications system which was recently replaced by an IP telephony system. Equipment costs were $802 in the second quarter 2005 as compared to $659 for the same period in 2004. This is primarily due to increased software maintenance in the current quarter due to the many system upgrades completed in the last year. Also during the second quarter 2005 third-party services were $521 as compared to $300 in the same period of 2004. This reflects higher external and internal audit fees. The internal audit function was outsourced in the second quarter of 2005.

Six Months Ended June 30, 2005 as compared to the Six Months Ended June 30, 2004
     Noninterest expense was $16,143 in the first six months of 2005, up $3,905, or 31.9% over the same period last year. As detailed in the second quarter comparison, these results were influenced by several large expenses. During the first six months of 2005, $1,507 of noninterest expenses were recorded in the salary and benefit and other noninterest expense categories that were specifically attributable to the changes in management, job eliminations and activities related to building the new business plan. On a year-to-date basis, salary and benefit expense was $8,238, up $2,293 or 38.6%, as compared to the same period in 2004. Included in this amount was $1,009 of severance and recruitment expense. LNB Mortgage LLC added $729 to salary and benefit expense in the first six months of 2005. In the absence of these factors, salary and benefit expense was $6,500, an increase of $555 or 9.3% for the year-to-year comparison. The year-to-year comparison for equipment and third-party services reflect the factors highlighted in the quarterly comparison. Marketing and public relations expense was $605 for the first six months of 2005, up $112 from the same period last year. Higher general bank marketing and marketing for LNB Mortgage LLC were responsible for this increase, however these expenses were down $16 when comparing the second quarter 2005 to the same period last year.
Income taxes
     The Corporation recognized tax expense of $473 during the second quarter of 2005 and $1,091 for the six months ended 2005. Income taxes decreased $322, or 68.1%, for the three months ended June 30, 2005 versus the three months ended June 30, 2004 and decreased by $673, or 38.2% for the six months ended June 30, 2005 versus the comparable period for 2004. The main reason for the decline was a 41.4% decline in pretax income. The effective tax rate for the three months ended 2005 was 35.7% as compared to 28.6% for the same period in 2004, and the effective tax rate was 31.0% for the six months ended 2005 as compared to 29.4% for the six months ended 2004. The increase in the effective tax rate in the second quarter of 2005 was related to the non-deductibility of the goodwill impairment charge of $311, and an accrual for expected additional taxes resulting from an IRS exam of the Corporation’s 2002 tax return.
Balance Sheet Analysis
Overview
     The Corporation’s assets increased to $791.1 million at June 30, 2005 as compared to $781.6 million at December 31, 2004. This represents an increase of $9.5 million, or 1.2%, and resulted primarily from increases of $6.2 million in loans and $764 in securities. Total deposits improved to $638.8 million at June 30, 2005 versus $605.5 at December 31, 2004. This is an increase of $33.3 million, or 5.5%.
Securities
     The maturity distribution of the Corporation’s securities portfolio for the three months ended June 30, 2005 is presented in Note 4 to the Consolidated Financial Statements. The Corporation continues to employ the securities portfolio to manage interest rate risk and manage its liquidity needs. Currently, the portfolio comprises approximately 43% U.S. Government agencies, 47% U.S. agency mortgage backed securities, 7% municipals, and 3% in other securities. Other securities are Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 2005 the securities portfolio had a net temporary $2.4 million unrealized loss, representing 1.6% of the total amortized cost of the Bank’s securities. During the second quarter of 2005, portfolio activity consisted of U.S. agency maturities of $1,000 and U.S. Government agency and U.S. agency mortgage backed security purchases of $10,000. The sales were small Great Lakes Bank and FNMA equity positions.

Loans
     Total portfolio loans at June 30, 2005 were $578.3 million, an increase of 1.1%, as compared to $572.2 at December 31, 2004. At June 30, 2005, commercial loans comprised 61.0% of total portfolio loans with a balance of $355.1 million. This represents an increase of $15.7 million, or 4.6%, as compared to $339.4 million at December 31, 2004. The growth in the commercial portfolio is a function of new business development in emerging markets and expanded lending efforts in the Cuyahoga County market. Lorain County continues to struggle, as the local economy continues to struggle.
     Consumer loans, consisting of installment loans and home equity loans, comprise 17.6% of total portfolio loans, an increase of $6.7 million, or 7.0%, from December 31, 2004. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area. At June 30, 2005, these loans totaled $37.3 million as compared to $27.2 million at December 31, 2004. These represented 6.5% of total loans at June 30, 2005. These are primarily car loans of high quality. The delinquency history for this portfolio has been extremely good.
     Real estate mortgages comprise 15.0% of total portfolio loans. These loans decreased $25.5 million, or 22.6%, for the period ended June 30, 2005 as compared to December 31, 2004. The Corporation does not originate new real estate mortgage loans for the portfolio thus the portfolio has been liquidating.
Deposits
     Total deposits at June 30, 2005 were $638.8 million, an increase of $33.3 million, or 5.5%, from December 31, 2004. Demand deposits and certificates of deposit represented the largest changes in total deposits.
     Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. However, this is not the only source of funding for the Corporation, albeit the primary source. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Low cost funding is comprised of noninterest bearing deposits, interest bearing checking accounts and savings accounts. These sources comprised 43.4% of total deposits at June 30, 2005. In 2005, as rates have risen, there has been renewed interest in time deposits. At June 30, 2005, time deposits totaled $180.9 million and comprised 28.3% of total deposits as compared to $167.2 million and 27.6% at December 31, 2004. The Corporation is increasingly using brokered CDs and public fund CDs as funding sources. These funds are used as alternatives to other types of funding such as FHLB advances. Note 8 to the Consolidated Financial Statements presents the detail on these balances.
     Table 5 represents average deposit account balances and average cost of funds for each category of deposits for the indicated periods:
Table 5: Deposits

	June 30,

		Percent of			Percent of
(Dollars in thousands)	2005	Deposits	Rate	2004	Deposits	Rate

Demand deposits	$97,404	15.7%	0.00%	$88,822	15.3%	0.00%
Interest-bearing demand	83,962	13.5%	0.21%	80,175	13.8%	0.19%
Savings	104,415	16.8%	0.31%	105,134	18.1%	0.31%
Money market	92,141	14.8%	1.53%	91,202	15.7%	1.00%
Retail certificates of deposit	169,954	27.3%	2.98%	153,723	26.5%	2.86%
Brokered certificates of deposit	32,248	5.2%	3.04%	84	0.0%	4.79%
Public fund certificates of deposit	41,321	6.6%	2.92%	60,929	10.5%	1.14%

Total Deposits	$621,445	100.0%	1.47%	$580,069	100.0%	1.12%

Borrowings
     The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2005 the Corporation had $13.2 million of short-term borrowings. This was a decrease of $18.4 million, or 58.2%, from December 31, 2004. Long-term borrowing for the Corporation were at $62.5 million, a decrease of $6.8 million, or 9.9%, from December 31, 2004. During the six months ended June 30, 2005, the Corporation did not renew or make new advances with the Federal Home Loan Bank. Maturing advances totaling $6.8 million were replaced by broker and public fund CD’s.
Regulatory Capital
     The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $70.3 million, at June 30, 2005, a decrease of $259, or .04%, from December 31, 2004. This decrease resulted primarily from $2,423 of net income generated for the six months ended June 30, 2005, plus common stock issued of $96, less cash dividends payable to shareholders of $2,393 The year-to-date change in intermediate term interest rates caused a decrease in the fair value of available for sale securities resulting in a decrease in shareholders’ equity within accumulated other comprehensive income of $385 for the six months ended June 30, 2005. As of June 30, 2005, the Corporation held 125,686 shares of common stock as treasury stock at a cost of $2.4 million.
     The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. Under Federal banking regulations, at June 30, 2005 and December 31, 2004, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Bank and LNB Bancorp, Inc. are presented in Table 6.
Table 6: Capital Ratios

	June 30,	December 31,	Well-Capitalized
	2005	2004	Ratio

Lorain National Bank
Tier 1 Capital (average assets)	7.71%	7.86%	5.00%
Tier 1 Capital (risk weighted)	9.28%	9.36%	6.00%
Total Capital (risk weighted)	11.09%	11.13%	10.00%

LNB Bancorp, Inc.
Tier 1 Capital (average assets)	8.77%	9.05%	5.00%
Tier 1 Capital (risk weighted)	10.51%	10.58%	6.00%
Total Capital (risk weighted)	11.71%	11.72%	10.00%

     On July 28, 2005 the Corporation announced a share repurchase program had been approved by the Board of Directors This share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding, was initiated to take advantage of the market price of the common shares. These repurchased shares can be used for a number of corporate purposes, including the company’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent is achieved or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK ELEMENTS
     Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures, for a financial services company, are credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls are types of operational risks. Changes in interest rates affecting net interest income are considered interest rate risks. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives are adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available-for-sale securities, credit spreads, and commodity prices. The inability to fund obligations due to investors, borrowers, or depositors is liquidity risk. For the Corporation, the dominant risks are market risk and credit risk.
Credit Risk Management
     Uniform underwriting criteria, ongoing risk monitoring and review processes, and well-defined, centralized credit policies dictate the management of credit risk for the Corporation. As such, credit risk is managed through the Bank’s allowance for loan loss policy which requires the loan officer, lending officers, and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. The Corporation uses a loan rating system to properly classify and assess the credit quality of individual commercial loan transactions. The loan rating system is used to determine the adequacy of the allowance for loan losses for regulatory reporting purposes and to assist in the determination of the frequency of review for credit exposures.
     Credit quality was stable for the three and six months ended June 30, 2005 as compared to the same periods in 2004. General economic conditions have contributed to improved credit quality, but a more stringent and defined credit review policy has been the driving force for the stable credit quality.
Nonperforming Assets
     Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, any loan that is 90 days past due and/or in management’s estimation the collection of interest in doubtful are considered nonperforming. These loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest has been forgiven.
     Nonperforming loans at June 30, 2005 were $7.2 million, an increase of $2.3 million, or 46.9%, from December 31, 2004. At June 30, 2005, commercial, real estate mortgage and installment (which includes both purchased installment loans and home equity lines) loans represented $6.0 million, or 83.0%, $1.0 million, or 14.1%, and $.2 million, or 2.9%, of nonperforming loans, respectively. At December 31, 2004 these ratios were 66.1%, 22.7%, and 11.2% of commercial, mortgage, and consumer, respectively. Of the $2.3 million increase from December 31, 2004, approximately $.8 million is net increases in nonperforming loans in addition to $1.5 million in current loans to commercial customers with loans already classified as nonperforming. In many cases these loans are still current, but in management’s opinion the likelihood of this continuing is not probable. Approximately 35% of the $6.0 million of commercial loans on nonperforming status are concentrated in three credits. Management believes that these nonperforming commercial loans are adequately secured by commercial real estate. Nonperforming trends in all other loan portfolios during the quarter were stable. There were no particular industry or geographic concentrations in nonperforming loans, delinquent loans or net charge-offs.
     Nonperforming assets at June 30, 2005 compared to December, 31, 2004 increased by $2.2 million, or 42.1% due to an increase in nonperforming loans of $2.3 million and a decrease in other foreclosed assets of $.1 million, or 15.0%. Nonperforming loans at June 30, 2005 are substantially secured by commercial real estate and did not have a material impact on interest income during the three and six month periods ended June 30, 2005. The overall quality of the portfolio remains stable despite an increase in the ratio of nonperforming loans to total loans. This ratio increased to 1.24% at June 30, 2005 as compared to .85% at December 31, 2004. The Corporation’s credit policies are reviewed and modified on an ongoing basis to remain suitable for the management of credit risks within the loan portfolio as conditions change. At June 30, 2005 there were no significant concentrations of credit risk in the loan portfolio.
     Table 7 sets forth nonperforming assets for the periods ended June 30, 2005 and December 31, 2004.
Table 7: Nonperforming Assets

(Dollars in thousands)	2005	2004

Commercial	$5,999	$3,255
Real estate mortgage	1,019	1,116
Installment	159	150
Purchased installment	—	—
Home equity lines	56	400

Total nonperforming loans	7,233	4,921
Other foreclosed assets	357	420

Total nonperforming assets	$7,590	$5,341

Allowance for loan losses to nonperforming loans	107.7%	150.1%

Nonperforming loans to total loans	1.24%	0.85%
Nonperforming assets to total assets	0.96%	0.68%

Provision and Allowance for Loan Losses
     The allowance for loan losses in maintained by the Corporation at a level considered by management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three months ended June 30, 2005 and June 30, 2004, respectively as well as for the six months ended June 30, 2005 and June 30, 2004, respectively.

Table 8: Analysis of Allowance for Loan Losses

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$7,545	$7,819	$7,386	$7,730
Charge-offs:
Commercial	109	50	283	235
Real estate mortgage	—	2	—	200
Installment	25	134	202	269
Purchased installment	1	—	1	—
Home equity lines	73	98	25	98
Credit cards	—	2	—	2

Total charge-offs	208	286	511	804
Recoveries:
Commercial	10	—	31	27
Real Estate Mortgage	—	—	—	—
Installment	—	29	87	71
Purchased installment	1	—	2	—
Home equity lines	46	—	—	—
Credit cards	—	2	—	15

Total recoveries	57	31	120	113

Net charge-offs	151	255	391	691

Provision for loan loss	399	425	798	950

Balance at end of period	$7,793	$7,989	$7,793	$7,989

     The allowance for loan losses at June 30, 2005 was $7.8 million, or 1.35%, of outstanding loans, compared to $8.0 million, or 1.47% of outstanding loans at June 30, 2004. The provision charged to expense was $399 for the three months ended June 30, 2005, and $425 for the three months ended June 30, 2004. The provision charged to expense was $798 for the six months ended June 30, 2005 and $950 for the six months ended June 30, 2004. Net charge-offs for the three months ended June 30, 2005 were $151, as compared to $255 for the three months ended June 30, 2004. Net charge-offs for the six months ended June 30, 2005 were $391, as compared to $691 for the six months ended June 30, 2005. Annualized net charge-offs as a percent of average loans for the second quarter and first six months of 2005 were .11% and .14% respectively, as compared to .19% and .26% respectively, for the same periods in 2004. Charge-offs in the second quarter of 2005, as well as for the six months ended June 30, 2005, were in-line with expectations, and reflects better charge-off experience in all portfolios as compared to the same periods in 2004. The provision for loan losses for the three months ended June 30, 2005 and for the six months ended June 30, 2005 was, in the opinion of management, adequate when factoring the improving charge-off trends with moderate loan growth for the period. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
Market Risk Management
     The Corporation manages market risk through its Asset/Liability Management Committee (“ALCO”) at the Bank level governed by policies set forth and established by the Board of Directors. This committee assesses interest rate risk exposure through two primary measures: rate sensitive assets divided by rate sensitive liabilities and earnings-at-risk simulation of net interest income over the one year planning cycle and the longer term strategic horizon in order to provide a stable and steadily increasing flow of net interest income.
     The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the interest rate gap. An institution that has more interest rate sensitive assets than interest rate sensitive liabilities in a given period is said to be asset sensitive or has a positive gap. This means that if interest rates rise a corporation’s net interest income may rise and if interest rates fall its net interest income may decline. If interest sensitive liabilities exceed interest sensitive assets then the opposite impact on net interest income may occur. The usefulness of the gap measure is limited. It is important to know the gross dollars of assets and liabilities that may re-price in various time horizons, but without knowing the frequency and basis of the potential rate changes its predictive power is limited.
     Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2005, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $2.9 million, or 9.6%, and in a -200 basis point shock, net interest income would decrease $4.5 million, or 15.1%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
     The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At June 30, 2005, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 5.1%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 1.7%.
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
     The most significant accounting policies followed by the Corporation are presented in Note 1 of the Consolidated Financial Statements. These policies are fundamental to the understanding of results of operation and financial conditions. The accounting policies considered to be critical by management are as follows:
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
     The Corporation maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
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
     Four key variables are used for calculating the annual pension cost (1) size of employee population, (2) actuarial assumptions, (3) expected long-term rate of return on plan assets and (4) discount rate. The rate of future compensation increases is not a key variable since the plan was frozen at December 31, 2002. The effect of each of the variables on the pension expense is described below.
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
     Expected long-term rate of return on plan assets are based on the balance in the pension asset portfolio at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the actual long term rate of return on plan assets over time. The expected long-term rate of return generally is held constant so the pattern of income/expense recognition more closely matches the stable pattern of services provided by the employees over the life of pension obligation. In 2005 the expected long term rate of return on plan assets is 7.50%.

     A discount rate is used to determine the present value of the future benefit obligations. It reflects the rates available on long-term high quality fixed income debt instruments, reset annually on the measurement date. The discount rate being used in 2005 is 5.75%
Goodwill Impairment
     The Corporation maintains a balance of $2,827 of goodwill recognized in connection with the 1997 acquisition of bank branches. Goodwill is tested annually for impairment, or whenever events or circumstances evidence that the carrying value may not be recoverable. Most recently we tested the goodwill recorded in connection with the acquisition of LNB Mortgage, LLC for impairment at May 31, 2005. Management determined that due to several factors the goodwill from the acquisition of LNB Mortgage, LLC was impaired and as a consequence incurred an impairment loss of $311 during the second quarter of 2005. These factors included an accumulation of losses since the purchase of LNB Mortgage, significant and unexpected operating expenses, changes in the business environment, changes in management and volume significantly below that which the company would breakeven from operations.
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
ITEM 4. Controls and Procedures
     The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, the “Exchange Act”) as of June 30, 2005, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 promulgated under the Exchange Act. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2005 were effective in alerting them, on a timely basis, to material information required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				(d) Maximum Number
	(a) Total	(b)	(c) Total Number of	(or Approximate Dollar
	Number of	Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

January 1, 2005 — January 31, 2005	0	N/A	0	N/A

February 1, 2005 — February 28, 2005	0	N/A	0	N/A

March 1, 2005 — March 31, 2005	0	N/A	0	N/A

April 1, 2005 — April 30, 2005	0	N/A	0	N/A

May 1, 2005 — May 31, 2005	0	N/A	0	N/A

June 1, 2005 — June 30, 2005	0	N/A	0	N/A

Total

     On July 28, 2005 the Corporation announced a share repurchase program had been approved by the Board of Directors This share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding, was initiated to take advantage of the market price of the common shares. These repurchased shares can be used for a number of corporate purposes, including the company’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent is achieved or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Corporation’s 2005 Annual meeting of Shareholders held on April 19, 2005, the shareholders of the Corporation elected four director nominees. The results of the election of directors are set forth below.

Election of Directors	For	Withheld	% of Total Shares Voted For

Terry D. Goode	5,294,940	97,466	79.73%
James R. Herrick	5,321,628	70,778	80.13%
Benjamin G. Norton	5,323,994	68,412	80.17%
John W. Schaeffer, MD	5,320,939	71,467	80.12%

Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
(a) The exhibits required by Item 601 (a) of Regulation S-K are contained in the Exhibit Index which is found on page 34 of this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: August 4, 2005	/s/ Terry M. White

Terry M. White
Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Officer, and Chief Accounting Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

S-K
Reference		Page
Number	Exhibit	Number

4.1
LNB Bancorp, Inc. Second Amended Articles of Incorporation. Previously filed under Item 6, Exhibit (3)(i) to Quarterly Report on Form 10-Q (Commission File No. 0-13202) for the quarter ended September 30, 2000, filed November 14, 2000 and incorporated herein by reference.
N/A

4.2	LNB Bancorp, Inc. Amended Code of Regulations. Previously filed under Item 7, Exhibit 3 to Form 8-K (Commission File No. 0-13203) filed January 4, 2001 and incorporated herein by reference.	N/A

4.3	Instruments Defining the Rights of Security Holders. (See Exhibits 4.1 and 4.2)	N/A

31(i)(a)	Chief Executive Officer Sarbanes-Oxley Act 302 Certification.

31(i)(b)	Chief Financial Officer Sarbanes-Oxley Act 302 Certification.

32 (a)	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32 (b)	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.