Form 10-Q
period 2005-09-30
LNB BANCORP INC
filed 2005-11-08
CIK 737210

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio State or other jurisdiction (of Incorporation or organization)	34-1406303 (I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio (Address of principal executive offices)	44052 - 1769 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Outstanding at October 31, 2005: 6,576,173 shares of Common Stock, $1.00 par value per share, of the registrant.

LNB Bancorp, Inc.
Table of Contents

Part I Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and September 30, 2004

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 5. Other Information.

Item 6. Exhibits.

Signatures

Consolidated Balance Sheets

(Dollars in thousands except share and per share amounts)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$27,442	$23,123
Short-term investments	—	3,695

Total cash and cash equivalents	27,442	26,818

Investment Securities:
Available for sale, at fair value	152,435	145,588
Federal Home Loan Bank and Federal Reserve stock, at cost	4,187	4,033

Total securities	156,622	149,621

Loans:
Loans held for sale	3,656	3,067
Portfolio loans	594,493	572,157
Allowance for loan losses	(7,890)	(7,386)

Net loans	590,259	567,838

Bank premises and equipment, net	10,996	11,493
Other real estate owned	399	420
Intangible assets	3,361	3,801
Other assets	23,358	21,658

Total Assets	$812,437	$781,649

Liabilities
Deposits:
Noninterest-bearing	$96,537	$96,280
Interest-bearing	559,203	509,263

Total deposits	655,740	605,543

Short-term borrowings	20,277	31,619
Federal Home Loan Bank advances	61,099	69,296
Accrued interest, taxes and other liabilities	5,843	4,617

Total Liabilities	742,959	711,075

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at September 30, 2005 and 6,766,867 shares at December 31, 2004.	6,772	6,767
Additional paid-in capital	26,334	26,243
Retained earnings	42,295	41,291
Accumulated other comprehensive loss	(2,269)	(1,297)
Treasury stock at cost, 195,694 shares at September 30, 2005 and 125,686 shares at December 31, 2004	(3,654)	(2,430)

Total Shareholders’ Equity	69,478	70,574

Total Liabilities and Shareholders’ Equity	$812,437	$781,649

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except share and per share amounts)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Interest Income
Interest and fees on loans	$9,712	$8,196	$27,847	$23,848
Interest and dividends on investment securities:
Taxable	1,239	1,022	3,413	3,053
Tax Exempt	107	102	333	375
Interest on cash equivalents	37	23	109	56

Total interest income	11,095	9,343	31,702	27,332
Interest Expense
Deposits	3,021	1,712	7,561	4,933
Short-term borrowings	201	62	395	154
Federal Home Loan Bank advances	403	536	1,387	1,515

Total interest expense	3,625	2,310	9,343	6,602

Net Interest Income	7,470	7,033	22,359	20,730
Provision for Loan Losses	300	399	1,098	1,349

Net interest income after provision for loan losses	7,170	6,634	21,261	19,381
Noninterest Income
Deposit service charges	1,152	1,131	3,112	3,146
Trust and investment management services	555	539	1,627	1,611
Mortgage banking revenue	242	108	967	108
Income from investment in life insurance	117	157	426	477
Securities gains, net	—	158	174	381
Gains on sales of loans	—	17	132	100
Gains (losses) on sales of other assets, net	(31)	285	(32)	285
Other noninterest income	573	716	1,768	2,494

Total noninterest income	2,608	3,111	8,174	8,602
Noninterest Expense
Salaries and employee benefits	3,414	3,223	11,653	9,168
Net occupancy	402	407	1,368	1,190
Furniture and equipment	746	717	2,281	2,046
Electronic banking expenses	136	350	400	1,075
Supplies, postage, and delivery	290	421	934	930
Outside services	394	306	1,224	840
Marketing and public relations	258	264	863	757
Ohio franchise tax	179	181	561	549
Goodwill impairment	—	—	311	—
Other noninterest expense	945	891	3,312	2,443

Total noninterest expense	6,764	6,760	22,907	18,998

Income before income tax expense	3,014	2,985	6,528	8,985
Income tax expense	857	911	1,948	2,675

Net Income	$2,157	$2,074	$4,580	$6,310

Net Income Per Common Share
Basic	$0.33	$0.31	$0.69	$0.95
Diluted	0.33	0.31	0.69	0.95
Dividends declared	0.18	0.18	0.54	0.54
Average Common Shares Outstanding
Basic	6,625,086	6,641,095	6,635,752	6,628,097
Diluted	6,625,168	6,641,709	6,635,780	6,629,103

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (Unaudited)

		Additional		Accumulated Other
(Dollars in thousands	Common	Paid-in	Retained	Comprehensive	Treasury
except per share amounts)	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2004	$6,767	$26,243	$38,714	$(704)	$(2,885)	$68,135
Comprehensive income:
Net income			6,310			6,310
Other comprehensive income, net of tax:
Minimum pension liability				—		—
Change in unrealized gains and losses on securities				(588)		(588)

Total comprehensive income						5,722
Common dividends declared, $.54 per share			(3,582)			(3,582)
Issuance of Treasury stock under stock option agreements		—	(121)		455	334

Balance, September 30, 2004	$6,767	$26,243	$41,321	$(1,292)	$(2,430)	$70,609

Balance, January 1, 2005	$6,767	$26,243	$41,291	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net income			4,580			4,580
Other comprehensive loss, net of tax:
Change in unrealized gains and losses on securities				(972)		(972)

Total comprehensive income						3,608
Common stock repurchased					(1,224)	(1,224)
Issuance of common stock under employment agreement	5	91	—		—	96
Common dividends declared, $.54 per share			(3,576)			(3,576)

Balance, September 30, 2005	$6,772	$26,334	$42,295	$(2,269)	$(3,654)	$69,478

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$4,580	$6,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,098	1,349
Depreciation and amortization	1,372	1,326
Securities gains, net	(174)	(381)
Amortization of premiums and discounts, net	528	686
Amortization of intangible assets	129	85
Impairment of goodwill, net	311	—
Deferred loan fee amortization	237	128
Deferred income taxes	(501)	(713)
Gain on sale of other assets, net	(100)	(385)
Changes in:
Accrued interest receivable and other assets	(1,199)	(955)
Accrued interest, taxes, and other liabilities	1,226	(94)

Net cash provided by operating activities	7,507	7,356

Cash flows from investing activities:
Purchases of available for sale securities	(30,920)	(49,570)
Purchases of Federal Home Loan Bank Stock	(154)	(114)
Proceeds from principal payments and maturities of available for sale securities	18,171	40,768
Proceeds from sale of available for sale securities	4,576	17,147
Net increase in portfolio loans	(24,301)	(34,423)
Additions to bank premises and equipment	(953)	(2,234)
Proceeds from the sale of bank premises and equipment	55	444
Proceeds from sales of other real estate	689	1,392
Cash paid for acquisition of Mortgage One	—	(311)

Net cash used in investing activities	(32,837)	(26,901)

Cash flows from financing activities:
Net increase in deposits	50,197	21,047
Net increase (decrease) in short-term borrowings	(11,342)	387
Proceeds from Federal Home Loan Bank advances	108,000	104,500
Repayment of Federal Home Loan Bank advances	(116,197)	(98,741)
Issuance of Common stock	96	—
Common stock repurchased	(1,224)	—
Proceeds from exercise of employee stock options	—	334
Dividends paid	(3,576)	(3,582)

Net cash provided by financing activities	25,954	23,945

Net increase in cash and cash equivalents	624	4,400
Cash and cash equivalents, January 1	26,818	27,749

Cash and cash equivalents, September 30	$27,442	$32,149

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$9,546	$6,602
Income taxes paid	1,764	2,305
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	668	920
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
Use of Estimates
     The Corporation prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP). As such, GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.
Segment Information
     The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, eastern Erie and western Cuyahoga counties of Ohio. This market provides the source for substantially all of the Corporation’s deposit, loan and trust activities and title insurance and insurance activities. The majority of the Corporation’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
Statements of Cash Flows
     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under agreements to resell are for one day periods.

Securities
     Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of September 30, 2005 and December 31, 2004, the Corporation did not hold any trading securities. Securities that an enterprise has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2005 and December 31, 2004, the Corporation did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of September 30, 2005, and December 31, 2004, all securities held by the Corporation were classified as available for sale and were carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
     Shares of these types of stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in such stock is based on a predetermined formula.
Loans
     Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Unearned income includes deferred loan origination fees net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Net deferred loan origination fees or costs are amortized to interest income, over the contractual life of the loan, using the interest method.
     Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales are recorded in noninterest income.
     Loans are generally placed on nonaccrual status (1) when they are 90 days past due for interest or principal, (2) when the full and timely collection of interest or principal becomes uncertain or (3) when part of the principal balance has been charged off. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed to interest income. Generally, a loan is returned to accrual status (a) when all delinquent interest and principal becomes current under the terms of the loan agreement, or (b) when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful.
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

Stock-Based Compensation
     The Corporation does not have a broad based stock option incentive plan. At September 30, 2005 it did, however, have stock option agreements with three individuals. SFAS 123 has been adopted for the disclosure of these three agreements. Proforma net income, assuming the expensing of the fair value of these options, is disclosed in Note 7.
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
EITF No 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”
     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-01 until additional implementation guidance is issued and goes into effect. In June 2005, the FASB decided not to provide additional guidance on the meaning of other than temporary impairment and to issue proposed FSP EITF 03-1-a as final. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature.
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
3. Earnings Per Share

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
(Dollars in thousands except share and per share amounts)	2005	2004	2005	2004

Net income available to common shareholders	$2,157	$2,074	$4,580	$6,310

Weighted average common shares outstanding	6,625,086	6,641,095	6,635,752	6,628,097
Dilutive effect of stock options	82	614	28	1,006

Diluted weighted average common shares outstanding	6,625,168	6,641,709	6,635,780	6,629,103

Basic earnings per common share	$0.33	$0.31	$0.69	$0.95
Diluted earnings per common share	$0.33	$0.31	$0.69	$0.95

     The preceding table sets forth the computation of basic earnings, calculated by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted earnings per common share which takes into consideration the pro forma dilution of unexercised stock option awards. Stock options are the only common stock equivalents. For the three and nine month periods ended September 30, 2005, 41,939 options were not included in the computation of diluted earnings per share as they were anti-dilutive.

4. Securities
     The amortized cost, gross unrealized gains and losses, and fair values of securities at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$144,011	$18	$(3,133)	$140,896
State and political subdivisions	11,173	265	(19)	11,419
Equity securities	45	75	—	120

Federal Home Loan Bank and Federal Reserve Bank stock	4,187	—	—	4,187

Total securities	$159,416	$358	$(3,152)	$156,622

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies and corporations	$131,789	$168	$(2,080)	$129,877
State and political subdivisions	11,148	349	(8)	11,489
Equity securities	3,938	284	—	4,222
Federal Home Loan Bank and Federal Reserve Bank stock	4,033	—	—	4,033

Total securities	$150,908	$801	$(2,088)	$149,621

     At September 30, 2005, the Corporation’s security portfolio had unrealized losses of $3,152 as compared to $2,088 at December 31, 2004. Management considers these declines to be temporary as current levels of interest rates as compared to the coupons on the securities held by the Corporation are different and impairment is not due to credit deterioration. The Corporation had the ability and intent to hold these securities until their value recovers. The following is a summary of the securities that had unrealized losses at September 30, 2005. The information is presented for securities that have been valued at less than amortized cost for less than 12 months and for more than 12 months.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies and corporations	$39,275	$(452)	$98,167	$(2,681)	$137,442	$(3,133)
State and political subdivisions	2,307	(5)	653	(14)	2,960	(19)

Total	$41,582	$(457)	$98,820	$(2,695)	$140,402	$(3,152)

5. Loans
     Loan balances at September 30, 2005 and December 31, 2004 are summarized as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Commercial	$369,695	$339,439
Real Estate Mortgage	82,424	112,787
Installment	37,413	33,682
Purchased Installment	42,078	27,173
Home Equity Lines	66,539	62,143
Total loans	598,149	575,224

Allowance for loan losses	(7,890)	(7,386)

Net loans	$590,259	$567,838

     Nonaccrual and impaired loans at September 30, 2005 were $7.6 million and $11.1 million, respectively, as compared to $4.9 million and $6.0 million at December 31, 2004, respectively. The difference between the nonaccrual and impaired loans at September 30, 2005 is represented by three commercial loan relationships that are current and are still accruing interest; however management believes that it is not probable that all amounts owed pursuant to such loans will be repaid as agreed, based on all currently available information.
6. Retirement Pension Plan
     The Corporation’s non-contributory defined benefit pension plan (the “Plan”) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Corporation’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.
     The net periodic pension costs charged to expense amounted to $24 and $18 in the three month periods ended September 30, 2005 and 2004, respectively, and $74 and $56 in the nine month periods ended September 30, 2005 and 2004, respectively. The following table sets forth the net periodic pension and total pension expense for the three and nine month periods ended September 30, 2005 and 2004. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits have accrued under the Plan since December 31, 2002.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(Dollars in thousands)	2005	2004	2005	2004

Interest cost on projected benefit obligation	112	112	338	338
Expected return on plan assets	(88)	(94)	(264)	(282)
Amortization of unrecognized prior service liability	—	—	—	—
Recognized actuarial (gain) or loss	—	—	—	—

Net periodic pension cost	$24	$18	$74	$56

Loss recognized due to curtailment	—	—	—	—

Loss recognized due to settlement	—	—	—	—

Total pension cost	$24	$18	$74	$56

Weighted-Average Assumptions	2005	2004	2005	2004

Discount rate	5.75%	5.75%	5.75%	5.75%

Expected long-term return on plan assets	7.50%	5.00%	7.50%	5.00%

Rate of compensation increase	0.00%	0.00%	0.00%	0.00%

7. Stock Option Plans
     At December 31, 2004, all options that could be issued under the Corporation’s qualified incentive stock option plans had been issued or had expired. At September 30, 2005, the Corporation had nonqualified stock option agreements with three individuals. These option agreements are summarized as follows:

Year Issued	Number of Options	Strike Price	Vested

2000	11,939	$18.85	11,939

2005	30,000	19.17	0

2005	2,500	16.50	0

Totals	44,439	$19.03	11,939

     All options have a 10 year contractual life. The 2000 award was fully vested at September 30, 2005. The vesting schedule for the 30,000 share award in 2005 is in 10,000 share increments at the first, second and third anniversaries of the date of the grant. The 2,500 share award in 2005 fully vests at the first anniversary of the date of the grant.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended Septemebr 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net Income, as reported	$2,157	$2,074	$4,580	$6,310
Add: Stock-based compensation, net of tax, as reported	—	—	62	—
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(18)	(19)	(106)	(19)

Pro forma net income available to common shareholders	$2,139	$2,055	$4,536	$6,291

Pro forma net income per share:
Basic — as reported	$0.33	$0.31	$0.69	$0.95
Basic — pro forma	0.32	0.31	0.68	0.95
Diluted — as reported	0.33	0.31	0.69	0.95
Diluted — pro forma	0.32	0.31	0.68	0.95

8. Interest-Bearing Deposits
     Interest-bearing deposits at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Interest-bearing demand	$79,683	$82,672
Savings	98,945	104,309
Money market	89,487	93,188
Time:
Retail certificates of deposit	187,864	167,192
Brokered certificates of deposits	57,944	22,824
Public fund certificates of deposit	45,280	39,078

Total time deposits	291,088	229,094

Total Interest-bearing deposits	$559,203	$509,263

     At September 30, 2005 and December 31, 2004, time deposits in amounts $100,000 or more totaled $138.5 million and $89.8 million, respectively.
9. Short-Term Borrowings
     Short-term borrowings at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Securities sold under agreements to repurchase	$13,277	$11,619
Federal funds purchased	7,000	20,000

Total Short-term borrowings	$20,277	$31,619

10. Federal Home Loan Bank Advances
     FHLB advances at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

FHLB advance - 4.61%, repaid in 2005	$—	$2,230
FHLB advance - 4.40%, repaid in 2005	—	1,500
FHLB advance - 4.36%, repaid in 2005	—	2,100
FHLB advance - 4.44%, repaid in 2005	—	1,000
FHLB advance - 2.06%, repaid in 2005	—	16,000
FHLB advance - 2.21%, repaid in 2005	—	360
FHLB advance - 2.87%, repaid in 2005	—	5,000
FHLB advance - 3.75%, due October 20, 2005	15,000	—
FHLB advance - 3.94%, due October 20, 2005	5,000	—
FHLB advance - 4.92%, due April 28, 2006	1,000	1,000
FHLB advance - 2.70%, due June 19, 2006	10,000	10,000
FHLB advance - 2.95%, due January 30, 2007	10,000	10,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	99	106

Total FHLB advances	$61,099	$69,296

11. Commitments, Credit Risk, and Contingencies
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

     Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of September 30, 2005 and December 31, 2004, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also had no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
     The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, expects that the aggregate liability or loss, if any, resulting from such actions and proceedings will not have a material effect on the Corporation’s financial position, results of operation or liquidity.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL REVIEW
     LNB Bancorp, Inc. (the “Corporation”) is a financial holding company headquartered in Lorain, Ohio, which derives substantially all of its revenue from its subsidiary, Lorain National Bank (the “Bank”). The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie and western Cuyahoga counties in Ohio.
     This financial review section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2005. This financial review should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2004, and in the consolidated financial statements and notes contained in this Form 10-Q.
     This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to: significant increases in competitive pressure in the banking and financial services industries; changes in the interest rate environment which could reduce anticipated or actual margins; changes in political conditions or the legislative or regulatory environment; general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; changes occurring in business conditions and inflation; changes in technology; changes in monetary and tax policies; changes in the securities markets; changes in economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission. We undertake no obligation to review or update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     The Corporation maintains a balance of $2.8 million of goodwill recognized in connection with the 1997 acquisition of bank branches. Goodwill is tested annually for impairment, or whenever events or circumstances evidence that the carrying value may not be recoverable. Most recently the Corporation tested the goodwill recorded in connection with the acquisition of LNB Mortgage, LLC for impairment at May 31, 2005. Management determined that due to several factors the goodwill from the acquisition of LNB Mortgage, LLC was impaired and as a consequence incurred an impairment loss of $311,000 during the second quarter of 2005. These factors included an accumulation of losses since the purchase of LNB Mortgage, significant and unexpected operating expenses, changes in the business environment, changes in management and volume significantly below that which the company would breakeven from operations.
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

Introduction
     The Corporation earned 33 cents per diluted share in the third quarter of 2005, up 6.5% from 31 cents per diluted share earned in the third quarter of 2004. Net income for the third quarter of 2005 was $2,157,000, up 4.0% as compared to third quarter 2004 net income of $2,074,000. For the first nine months of 2005, the Corporation earned 69 cents per diluted share, down 27.4% from 95 cents per diluted share earned in the same period of 2004. Net income for the first nine months of 2005 was $4,580,000, down 27.4% compared to $6,310,000 for the same period of 2004.
     For the third quarter of 2005, return on average assets was 1.06%, compared to 1.09% for the third quarter of 2004. Return on average equity for the third quarter of 2005 was 12.09%, compared to 11.87% for the third quarter of 2004.
     For the first nine months of 2005, return on average assets was .77%, compared to 1.12% for the same period in 2004. Return on average equity for the first nine months of 2005 was 8.66%, compared to 12.22% for the same period in 2004.
     In the third quarter of 2005, the Corporation reestablished a 1-4 family portfolio loan program in the Bank. For the past year, all new mortgage loan activity was recorded in the Bank’s subsidiary LNB Mortgage, LLC. The revenue was recognized in noninterest income. Starting in the fourth quarter of 2005, the revenue from mortgage lending will be a combination of revenue recorded as interest income on the loans maintained for portfolio, and potentially gains on the sale of loans that are sold in the secondary market. For comparison purposes in future periods, noninterest income will be impacted by a lower level of mortgage loan revenue.
Results of Operations
Net Interest Income
     Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74% and 73% of revenues for the three months and nine months ended September 30, 2005, respectively. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. Throughout this discussion, net interest income is presented on both a GAAP basis and a fully taxable equivalent (FTE) basis, the latter of which presents interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate of 35%. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.
   Three Months Ended September 30, 2005 as compared to the Three Months Ended September 30, 2004
     Net interest income was $7,470,000 during the third quarter of 2005 as compared to $7,033,000 during the same quarter in 2004. This is an increase of $437,000, or 6.2%. With an adjustment for tax-exempt income, consolidated net interest income for the third quarter of 2005 was $7,519,000 as compared to $7,080,000 during the same quarter a year ago. Net interest income increased in the current fiscal period due to increases in short-term interest rates and average earning asset growth.
     The net interest margin (FTE), which is determined by dividing taxable equivalent net interest income by average earning assets, was 3.97% during the third quarter of 2005 as compared to 3.95% during the third quarter 2004. The net interest margin has benefited from increasing short-term interest rates over the last twelve months. There was pressure on the net interest margin in the third quarter of 2005 due to competitive loan and deposit pricing and, to a lesser extent, the flat yield curve. This is evident in the comparison of the third quarter 2005 net interest margin of 3.97% as compared to the second quarter 2005 margin of 4.17%. This pressure is expected to continue.
     The net interest spread decreased 7 basis points in the current quarter, as the yield on interest-earning assets increased 65 basis points to 5.89% during the third quarter of 2005 from 5.24% during the same quarter in 2004. The cost of interest-bearing liabilities increased by 72 basis points to 2.26% during the third quarter of 2005 as compared to 1.54% during the third quarter of 2004.
     The rise in short-term interest rates resulted in a 200 basis point increase in the Corporation’s prime lending rate in the last twelve months. This produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on loans was 6.53% during the third quarter of 2005, or 67 basis points higher, as compared to 5.86% during the third quarter a year ago.
Average Balances
     Average earning assets increased $37.7 million, or 5.3%, to $751.3 million for the third quarter of 2005 as compared to $713.5 million for the third quarter 2004. Average loans increased $33.7 million, or 6.1%, to $589.7 million during the third quarter 2005 as compared to $556.0 million for the third quarter 2004. The increase of $33.7 million is due primarily to an increase in the commercial loan portfolio of $35.0 million, an increase in home equity loans of $4.9 million and an increase of $20.5 million in purchased installment loans. Partially offsetting this growth was runoff of residential real estate mortgages, direct and indirect installment loans. The runoff in these three loan types is expected to moderate in the fourth quarter. The Corporation has established several real estate loan products for the portfolio that are expected to reverse the runoff in the residential real estate portfolio. The runoff in direct and indirect lending has slowed with renewed sales efforts. This increase in average loans was primarily funded with deposit growth. Noninterest-bearing deposit growth was $3.3 million, or 3.7%, and interest-bearing deposits grew $62.2 million, or 12.5% as compared to the third quarter of 2004. The interest-bearing deposit growth was composed primarily of interest checking growth of $1.1 million, or 1.4%, retail time deposits growth of $17.8 million, or 10.9%, and broker and public time deposit growth of $50.8 million, or 94.0%. The growth in broker and public time deposits offset $23.7 million in repaid FHLB advances and was used to fund commercial loans.
     Net interest income (FTE) increased $439,000 for the three month period ended September 30, 2005 as compared to the same period last year. Total interest income (FTE) increased $1,754,000, with 70.9% of this increase due to increases in interest rates. Rising rates impact the commercial and home equity loan portfolios quickly since those loans are predominately prime rate based. The securities portfolio and the purchased loan portfolio also had positive rate variances. These portfolios have relatively short durations which means that they also react to rate changes quickly. Total interest expense increased $1,315,000, with 62.2% of this increase due to rate changes. Rate variances were relatively modest on interest-bearing demand and savings deposits. These are products that traditionally are not rate sensitive. The largest rate variances were in money market accounts, retail time deposits, public fund time deposits and short-term borrowings. In these cases the Corporation was either running rate promotions, or the product is by nature rate sensitive.
   Nine Months Ended September 30, 2005 as compared to the Nine Months Ended September 30, 2004
     Net interest income was $22,359,000 during the first nine months of 2005 as compared to $20,730,000 during the same period in 2004, an increase of $1,629,000, or 7.9%. With an adjustment for tax-exempt income, our consolidated net interest income for the first nine months of 2005 was $22,512,000 as compared to $20,904,000 during the same period a year ago. Net interest income increased during the current fiscal period due to increases in short-term rates and earning asset growth.
     The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 4.09% during the first nine months of 2005 as compared to 3.96% during the same period a year ago. Net interest margin has benefited from increasing market interest rates that began in 2004, as well as growth in average earnings assets. The net interest spread increased 4 basis points, as the yield on interest-earning assets increased 57 basis points to 5.78% during the first nine months of 2005 from 5.21% during the same period in 2004. The cost of interest-bearing liabilities increased by 53 basis points to 2.02% during the first nine months of 2005 as compared to 1.49% during the same period of 2004.
     The rise in short-term interest rates, triggering a 200 basis point increase in the Corporation’s prime lending rate in the last 12 months, produced an increase in both the yield on earning assets and the cost of interest-bearing liabilities. The yield earned on loans was 6.41% during the first nine months of 2005, or 57 basis points higher, as compared to 5.84% during the same period a year ago.
Average Balances
     Average earning assets increased $31.6 million, or 4.5%, to $736.3 million for the first nine months of 2005 as compared to $704.7 million for the same period of 2004. Average loans increased $35.4 million, or 6.5%, to $580.5 million during the first nine months of 2005 as compared to $545.1 million for the comparable period in 2004. The increase of $35.4 million is due to an increase in the commercial loan portfolio of $39.6 million, an increase in home equity loans of $4.1 million and an increase of $18.5 million in purchased installment loans. Partially offsetting this growth was runoff of residential real estate mortgages, direct and indirect installment loans. The runoff in these three loan types is expected to moderate in the fourth quarter. The Corporation has established several real estate loan products for the portfolio that are expected to reverse the runoff in the residential real estate portfolio. The runoff in direct and indirect lending has slowed with renewed sales efforts. This increase in average loans was primarily funded with runoff of $4.7 million in the Bank’s security portfolio and growth in deposits. Noninterest-bearing deposit growth was $5.5 million, or 6.1%, and interest-bearing deposits grew $43.8 million, or 8.9%. The interest-bearing deposit growth was composed primarily of interest checking growth of $2.6 million, or 3.2%, retail time deposits growth of $10.9 million, or 6.6%, and broker and public time deposit growth of $34.7 million, or 68.5%.
     Net interest income (FTE) increased $1,608,000 for the nine month period ended September 30, 2005 as compared to the same period last year. Total interest income (FTE) increased $4,349,000, with 75.6% of this increase due to rates. Rising rates impact the commercial and home equity loan portfolios quickly since they are predominately prime rate based. The securities portfolio and the purchased loan portfolio also had positive rate variances. These portfolios have relatively short durations which results in a rapid reaction when rates change. Mortgage loans experienced a negative rate variance. At September 30, 2005, this $89.4 million portfolio of primarily seasoned 5 year adjustable rate mortgages is declining and has been repricing into a rate environment lower than the last reset period. Total interest expense increased $2,741,000, with 76.1% of this increase due to rate. Rate variances were relatively modest on interest-bearing demand and savings. These products are not traditionally rate sensitive. The largest rate variances were in money market accounts, retail time deposits, public fund time deposits and short-term borrowings. In these cases the Corporation was either running rate promotions in 2005, or the product is by nature rate sensitive.
     The assets and liabilities on the Corporation’s balance sheet are rate sensitive. Currently more of the Corporation’s assets are expected to re-price before its liabilities in the next twelve month period.

This means that the Corporation’s balance sheet structure is positioned to experience improved net interest margin performance as interest rates rise. Conversely, the Corporation’s net interest margin will compress if interest rates drop. The Corporation’s interest rate risk is further discussed below in the section of the discussion and analysis entitled “Quantitative and Qualitative Disclosure About Market Risks”.
 Tax Equivalent Adjustments to Yields and Margins
     Management reviews and evaluates the components of the net interest income. As such, management attempts to manage balance sheet growth as well as the yields on interest earning assets and the cost of interest-bearing liabilities in order to enhance the growth of net interest margin. In doing so, management reviews net interest income on a fully taxable equivalent basis, which contains certain non-GAAP financial measures. The non-GAAP measures adjust the interest income components and adjust for tax-exempt interest income on an equivalent pre-tax basis assuming a 35% effective tax rate, which may differ from the Corporation’s actual effective tax rate. Management feels that reviewing the net interest income components on a fully taxable equivalent basis provides a more complete comparison for net interest income.
     Tables 1 and 2 reflect the detailed components of the Corporation’s net interest income for the three month periods ended September 30, 2005 and 2004 as well as the nine month periods ended September 30, 2005 and 2004. The rates are computed on a tax equivalent basis and non-accrual loans are included in the average loan balances. Also presented for the periods indicated is a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis. The impact of changes in the mix of interest-earning assets and interest-bearing liabilities that is not specifically attributable to changes in volume or rates is allocated proportionately to rate and volume in this presentation.

Table 1: Condensed Consolidated Average Balance Sheets — Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	For the Three Months Ended September 30,
	2005			2004
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Securities-taxable	$145,451	$1,238	3.38%	$147,269	$1,039	2.81%
Securities-tax exempt	11,521	156	5.37%	9,351	148	6.30%
Federal funds sold and short-term investments	4,598	38	3.28%	902	6	2.65%
Commercial loans	361,000	6,235	6.85%	326,000	4,782	5.84%
Real estate mortgage loans	84,359	1,309	6.16%	103,442	1,689	6.50%
Installment loans	37,167	621	6.63%	44,763	870	7.73%
Purchased installment loans	41,128	479	4.62%	20,670	185	3.56%
Home equity lines	66,030	1,068	6.42%	61,151	671	4.37%

Total Earning Assets	$751,254	$11,144	5.89%	$713,548	$9,390	5.24%

Allowance for loan loss	(7,928)			(8,128)
Cash and due from banks	24,287			24,797
Bank owned life insurance	13,721			12,953
Other assets	23,463			14,142

Total Assets	$804,797			$757,782

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$82,970	$64	0.31%	$81,846	$39	0.19%
Savings deposits	100,680	87	0.34%	106,241	79	0.30%
Money market deposits	91,261	461	2.00%	93,232	263	1.12%
Retail certificates of deposit	181,242	1,467	3.21%	163,459	1,086	2.64%
Brokered certificates of deposit	42,108	378	3.56%	3,175	33	4.13%
Public fund certificates of deposit	62,777	568	3.59%	50,890	213	1.67%
Short-term borrowings	22,093	197	3.54%	18,998	61	1.28%
FHLB advances	53,590	403	2.98%	77,331	536	2.76%

Total Interest -Bearing Liabilities	$636,721	$3,625	2.26%	$595,172	$2,310	1.54%

Noninterest-bearing deposits	91,475			88,222
Other liabilities	5,797			4,889
Shareholders’ Equity	70,804			69,499

Total Liabilities and Shareholders’ equity	$804,797			$757,782

Net Interest Income and Margin (FTE)		$7,519	3.97%		$7,080	3.95%
Taxable equivalent adjustment		(49)	-0.03%		(47)	-0.03%

Net Interest Income Per Financial Statements		$7,470			$7,033
Net Interest Margin			3.94%			3.92%

Rate/Volume Analysis of Net Interest Income (FTE)

	For the Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense
	2005 and 2004
(Dollars in thousands)	Volume	Rate	Total

Securities-taxable	$(16)	$215	$199
Securities-tax exempt	93	(85)	8
Federal funds sold and short-term investments	26	6	32
Commercial loans	574	879	1,453
Real estate mortgage loans	(306)	(74)	(380)
Installment loans	(137)	(112)	(249)
Purchased installment loans	201	93	294
Home equity lines	75	322	397

Total Interest Income	$510	$1,244	$1,754

Interest-bearing demand deposits	$1	$24	$25
Savings deposit	(5)	13	8
Money market deposits	(10)	208	198
Retail certificates of deposit	136	245	381
Brokered certificates of deposit	418	(73)	345
Public fund certificates of deposit	93	262	355
Short-term borrowings	24	112	136
FHLB advances	(160)	27	(133)

Total Interest Expense	$497	$818	$1,315

Net Interest Income (FTE)	$13	$426	$439

Table 2: Condensed Consolidated Average Balance Sheets — Interest, Rate, and Rate/ Volume
differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	For the Nine Months Ended September 30,
	2005			2004
	Average			Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Securities-taxable	$139,250	$3,461	3.32%	$144,095	$3,074	2.85%
Securities-tax exempt	11,535	486	5.63%	11,416	549	6.42%
Federal funds sold and short-term investments	5,100	61	1.60%	4,180	35	1.12%
Commercial loans	355,022	17,601	6.63%	315,469	13,580	5.75%
Real estate mortgage loans	89,373	4,150	6.21%	106,890	5,337	6.67%
Installment loans	38,318	2,115	7.38%	47,514	2,636	7.41%
Purchased installment loans	33,588	1,131	4.50%	15,121	415	3.67%
Home equity lines	64,160	2,850	5.94%	60,063	1,880	4.18%

Total Earning Assets	$736,346	$31,855	5.78%	$704,748	$27,506	5.21%

Allowance for loan loss	(7,722)			(8,024)
Cash and due from banks	24,909			24,593
Bank owned life insurance	13,585			12,953
Other assets	23,554			19,999

Total Assets	$790,672			$754,269

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$83,566	$151	0.24%	$80,958	$113	0.19%
Savings deposits	103,305	246	0.32%	106,194	241	0.30%
Money market deposits	91,271	1,160	1.70%	92,747	714	1.03%
Retail certificates of deposit	174,777	3,986	3.05%	163,891	3,273	2.67%
Brokered certificates of deposit	35,543	880	3.31%	3,176	63	2.65%
Public fund certificates of deposit	49,723	1,151	3.09%	47,440	529	1.49%
Short-term borrowings	17,437	382	2.93%	18,980	154	1.08%
FHLB advances	63,593	1,387	2.92%	77,485	1,515	2.61%

Total Interest - Bearing Liabilities	$619,215	$9,343	2.02%	$590,871	$6,602	1.49%

Noninterest-bearing deposits	94,969			89,476
Other liabilities	5,764			4,927
Shareholders’ Equity	70,724			68,995

Total Liabilities and Shareholders’ equity	$790,672			$754,269

Net Interest Income and Margin (FTE)		$22,512	4.09%		$20,904	3.96%
Taxable equivalent adjustment		(153)	-0.03%		(174)	-0.03%

Net Interest Income Per Financial Statements		$22,359			$20,730
Net Interest Margin			4.06%			3.93%

Rate/Volume Analysis of Net Interest Income (FTE)

	For the Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2005 and
(Dollars in thousands)	2004
	Volume	Rate	Total

Securities-taxable	$(125)	$512	$387
Securities-tax exempt	5	(68)	(63)
Federal funds sold and short-term investments	10	16	26
Commercial loans	1,837	2,184	4,021
Real estate mortgage loans	(861)	(326)	(1,187)
Installment loans	(512)	(9)	(521)
Purchased installment loans	535	181	716
Home equity lines	172	798	970

Total Interest Income	$1,061	$3,288	$4,349

Interest-bearing demand deposits	$5	$33	$38
Savings deposit	(7)	12	5
Money market deposits	(19)	465	446
Retail certificates of deposit	236	477	713
Brokered certificates of deposit	670	147	817
Public fund certificates of deposit	51	571	622
Short-term borrowings	(37)	265	228
FHLB advances	(245)	117	(128)

Total Interest Expense	$654	$2,087	$2,741

Net Interest Income (FTE)	$407	$1,201	$1,608

Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Deposit service charges	$1,152	$1,131	$3,112	$3,146
Trust and investment management services	555	539	1,627	1,611
Mortgage banking revenue	242	108	967	108
Income from investment in life insurance	117	157	426	477
Securities gains, net	—	158	174	381
Gains on sales of loans	—	17	132	100
Gains (losses) on sales of other assets, net	(31)	285	(32)	285
Other noninterest income	573	716	1,768	2,494

Total noninterest income	$2,608	$3,111	$8,174	$8,602

   Three Months Ended September 30, 2005 as compared to the Three Months Ended September 30, 2004
     Noninterest income was $2,608,000 for the third quarter of 2005, a decrease of $503,000 as compared to $3,111,000 for the same period in 2004. In the third quarter of 2004, there was $460,000 of gains on the sale of assets. This was primarily the gain on the sale of the Bank’s old Avon Lake Office, supplemented with gains on the sale of securities and loans. Excluding these items, noninterest income was down $12,000 in the third quarter of 2005 as compared to the same quarter last year. Notwithstanding this decrease, revenue derived from deposit service charges, trust and investment management services and mortgage banking revenue all improved in the quarter as compared to the third quarter of 2004. Deposit service charges improved in the third quarter and were $1,152,000 for the period as compared to $1,131,000 in the same period last year. The growth in these fees is attributable to the growth in the number of noninterest-bearing and interest-bearing checking accounts in recent months. Trust and investment management services were $555,000 for the third quarter 2005 as compared to $539,000 in the same period in 2004. Electronic banking fees such as ATM and debit cards were up 2.4% in the third quarter of 2005 as compared to the same period in 2004. Mortgage banking revenue was up $134,000, to $242,000 in the third quarter of 2005 as compared to the same period in 2004. This increase was the result of three months of revenue from LNB Mortgage, LLC in the third quarter of 2005 as compared to one month of revenue in the same period in 2004. LNB Mortgage, LLC was opened in September 2004. Offsetting these trends were lower merchant fees, which were down $221,000 between the current quarter and the same period last year. Merchant fees are a component of other noninterest income. Merchant services is a line of business that was substantially redesigned by the Corporation in late 2004 resulting in lower risk but also lower merchant fees and related expenses. Also contributing to this result was lower income from investment in life insurance, which was $117,000 in the third quarter of 2005, down from $157,000 or 25.5% from the same period in 2004. This was primarily due to lower crediting rates on the policies which are tied to long-term interest rates. Although short-term interest rates began to increase more than a year ago, these crediting rates have only recently begun to increase.

   Nine Months Ended September 30, 2005 as compared to the Nine Months Ended September 30, 2004
     On a year-to-date basis, noninterest income was $8,174,000 in 2005 as compared to $8,602,000 in 2004. Included in the 2004 results was $766,000 of gains on the sale of assets. This included the sale of the Bank’s old Avon Lake office and gains on the sale of securities and loans. Excluding these items, noninterest income for the first three quarters of 2005 increased $64,000 or ..8% over the same period in 2004. Contributing to this improvement was mortgage banking revenue which increased to $967,000 in the first three quarters of 2005, an increase of $859,000 as compared to the same period in 2004. This increase was the result of nine months of revenue from LNB Mortgage, LLC in 2005 as compared to one month of revenue in 2004. LNB Mortgage, LLC was opened in September 2004. Also contributing were modest improvements in trust and investment management fees and ATM and debit card fees. Trust and investment management services were up $16,000 for the first nine months of 2005 to $1,627,000 as compared to $1,611,000 for the same period in 2004. ATM and debit card fees were $556,000, an increase of 6.7% for the first nine months of 2005, as compared to $521,000 in the same period last year. Offsetting much of this improvement was weakness early in the year of deposit service charges and the impact of the changes in merchant processing and the related fees. Deposit service charges for the first nine months of 2005 were $3,112,000 as compared to $3,146,000 for the same period in 2004. This trend began to improve in the third quarter with an increase in the number of new checking accounts. For the nine month period ended September 30, 2005, the largest negative factor was a much lower level of merchant service fees. This is a component of other noninterest income which in the first nine months of 2005 was $598,000, decreasing $757,000 or 55.9% from the same period in 2004. The Bank’s totally free checking account is also impacting other noninterest income negatively. Some of the services previously provided to customers for a fee are now free as part of this product.
Noninterest Expense
Table 4: Details on Noninterest Expense

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Salaries and employee benefits	$3,414	$3,223	$11,653	$9,168
Net occupancy	402	407	1,368	1,190
Furniture and equipment	746	717	2,281	2,046
Electronic banking expenses	136	350	400	1,075
Supplies, postage, and delivery	290	421	934	930
Outside services	394	306	1,224	840
Marketing and public relations	258	264	863	757
Ohio franchise tax	179	181	561	549
Goodwill impairment	—	—	311	—
Other noninterest expense	945	891	3,312	2,443

Total noninterest expense	$6,764	$6,760	$22,907	$18,998

   Three Months Ended September 30, 2005 as compared to the Three Months Ended September 30, 2004
     Noninterest expense was $6,764,000 in the third quarter 2005, which is relatively unchanged as compared to the third quarter last year. Net occupancy, furniture and equipment, marketing and public relations and Ohio franchise tax expenses were nearly unchanged from the same period last year. Salary and benefit expense was $3,414,000 in the third quarter, up $191,000 or 5.9% over the same period in 2004. This reflects normal increases and a substantial increase in healthcare insurance in 2005 as compared to 2004. Outside services were $394,000 in the third quarter, an increase of $88,000 or 28.8% over the same quarter last year. This increase is substantially due to the expense related to the outsourcing of the Corporation’s internal audit in 2005. The decision to outsource internal audit was due to the increasing demands of compliance with new regulations, but there is also a partial offset of this expense in reduced salaries and benefits. Supplies, postage and delivery were $290,000 for the third quarter, down $131,000 from the same period in 2004. This change represents better expense control over supplies and forms, but it is also due to the timing of postage expense. In the third quarter of 2004, LNB Mortgage LLC was created and there was additional postage in the third quarter of last year for a variety of mass mailings. Other noninterest expense was $945,000 in the third quarter as compared to $891,000 in the same period last year. This $54,000 increase was due primarily to higher telecommunications expense.
   Nine Months Ended September 30, 2005 as compared to the Nine Months Ended September 30, 2004
Noninterest expense was $22,907,000 in the first nine months of 2005, up $3,909,000, or 20.6% over the same period last year. As detailed in the Corporation’s Form 10-Q for the second quarter of 2005, these results were influenced by several large expenses in the second quarter. During the first nine months of 2005, $1,507,000 of noninterest expenses were recorded in the salary and benefit and other noninterest expense categories that were specifically attributable to the changes in management, job eliminations and activities related to building the new business plan. Also impacting this nine month comparison was an increase of $1.6 million of operating costs related to LNB Mortgage LLC. LNB Mortgage LLC was in the earnings stream for only the month of September in 2004. Excluding these two items, noninterest expense for the first nine months of 2005 was $19,843,000, which is a $845,000 or 4.4% increase. On a year-to-date basis, salary and benefit expense was $11,653,000, up $2,485,000 or 27.1%, as compared to the same period in 2004. Included in this amount was $1,009,000 of severance and recruitment expense. LNB Mortgage LLC added a net $923,000 to salary and benefit expense in the first nine months of 2005 as compared to the same period last year. In the absence of these factors, salary and benefit expense was $9.7 million, an increase of $553,000 or 6.0% in the year-to-year comparison. The year-to-year comparison for most other categories is also impacted by the LNB Mortgage LLC expenses. The exceptions are electronic banking fees, outside services and other noninterest expense. Electronic banking fees were $400,000 for the first nine months of 2005, a decline of $675,000 or 62.8%. This was related to the changes in merchant processing noted in the discussion of noninterest income. Outside services were $1,224,000 for the first nine months of 2005, an increase of $384,000 or 45.7%. The outsourcing of internal audit accounts for 54% of this increase. The remaining portion represents additional SOX 404 costs and targeted consulting engagements to address various initiatives. These initiatives included a third party review of some portions of the commercial loan portfolio and a review of certain transaction processing methods. Other noninterest expense was $3,312,000 for the first nine months of 2005 as compared to $2,443,000 for the same period last year. This is an $869,000 increase or 35.6%. Approximately half of this increase is related to the Corporation’s IP telephony telecommunications upgrade and its write-off of legacy T-1 circuit contracts. Also contributing to this result was the impairment of the goodwill associated with the acquisition of LNB Mortgage LLC. In the second quarter of 2005, management determined that due to several factors, the goodwill from the acquisition of LNB Mortgage, LLC was impaired and as a consequence incurred an impairment loss of $311,000 during the second quarter of 2005. These factors included an accumulation of losses since the purchase of LNB Mortgage, significant and unexpected operating expenses, changes in the business environment, changes in management and volume significantly below that at which LNB Mortgage, LLC would breakeven from operations.
Income taxes
     The Corporation recognized tax expense of $857,000 during the third quarter of 2005 and $1,948,000 for the nine months ended 2005. Income taxes decreased $54,000, or 5.9%, for the three months ended September 30, 2005 versus the three months ended September 30, 2004. The effective tax rate for the three months ended 2005 was 28.4% as compared to 30.5% for the same period in 2004, The decline in the three month effective tax rate was due primarily to the recognition of additional new markets tax credits in the third quarter that resulted from an additional $1,020,000 qualified investment in the Bank’s subsidiary, North Coast Community Development Corporation. Income tax expense decreased by $727,000, or 27.2% for the nine months ended September 30, 2005 compared to the same period in 2004. This was primarily the result of a decline of 27.3% in pretax income. The effective tax rate for the nine months ended 2005 remained at 29.8%.
Balance Sheet Analysis
Overview
     The Corporation’s assets increased to $812.4 million at September 30, 2005 as compared to $781.6 million at December 31, 2004. This represents an increase of $30.8 million, or 3.9%, and resulted primarily from increases of $22.9 million in loans and $7.0 million in securities. Total deposits increased to $655.7 million at September 30, 2005 versus $605.5 million at December 31, 2004. This is an increase of $50.1 million, or 8.3%.
Securities
     The maturity distribution of the Corporation’s securities portfolio for the three months ended September 30, 2005 is presented in Note 4 to the Consolidated Financial Statements contained in this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and manage its liquidity needs. Currently, the portfolio is comprised of 44.8% U.S. Government agencies, 44.2% U.S. agency mortgage backed securities, 7.2% municipals, and 3.8% in other securities. Other securities are Federal Home Loan Bank stock and Federal Reserve Bank stock. At September 30, 2005 the securities portfolio had a net temporary $2.8 million unrealized loss, representing 1.8% of the total amortized cost of the Bank’s securities. During the first nine months of 2005, portfolio activity consisted of maturities of U.S. Government agency securities and principal cashflow from mortgage backed securities of $18.9 million, sales of equity securities of $4.6 million, and purchases of U.S. Government agency securities of $30.8 million. There were no security sales during the third quarter of 2005.
Loans
     Total portfolio loans at September 30, 2005 were $594.5 million, an increase of 3.9%, as compared to $572.2 at December 31, 2004. At September 30, 2005, commercial loans comprised 61.6% of total portfolio loans with a balance of $366.0 million. This represents an increase of $26.6 million, or 7.8%, as compared to $339.4 million at December 31, 2004. The growth in the commercial portfolio is a function of new business development in emerging markets and expanded lending efforts in the Cuyahoga County market.
     Consumer loans, consisting of installment loans and home equity loans, comprise 17.5% of total portfolio loans, an increase of $8.1 million, or 8.5%, from December 31, 2004. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area. At September 30, 2005, these loans totaled $42.1 million as compared to $27.2 million at December 31, 2004. These represented 7.1% of total loans at September 30, 2005. These are primarily car loans of high quality. The delinquency history for this purchased loan portfolio has been good and the charge-off history has been low.
     Real estate mortgages comprise 13.8% of total portfolio loans. These loans decreased $30.4 million, or 26.9%, for the period ended September 30, 2005 as compared to December 31, 2004. The Corporation has begun to originate new real estate mortgage loans for the portfolio, and the portfolio is expected to grow in future quarters.

Deposits
     Total deposits at September 30, 2005 were $655.7 million, an increase of $50.2 million, or 8.3%, from December 31, 2004. Increases in demand deposits and certificates of deposit represented the largest changes in total deposits.
     Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. While this is not the only source of funding for the Corporation, it remains a primary source. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Low cost funding is comprised of noninterest-bearing deposits, interest-bearing checking accounts and savings accounts. These sources comprised 42.0% of total deposits at September 30, 2005. In 2005, as rates have risen, there has been renewed interest in time deposits. At September 30, 2005, retail time deposits totaled $187.9 million and comprised 28.6% of total deposits as compared to $167.2 million and 27.6% at December 31, 2004. The Corporation is increasingly using brokered CDs and public fund CDs as funding sources. These funds are used as alternatives to other types of funding such as FHLB advances. Note 8 to the Consolidated Financial Statements included in this Form 10-Q, presents the detail on these balances.
     Table 5 represents average deposit account balances and average cost of funds for each category of deposits for the indicated periods:
Table 5: Deposits

Average Balances Outstanding
For the Nine Month Period Ended September 30,
		Percent of			Percent of
(Dollars in thousands)	2005	Deposits	Rate	2004	Deposits	Rate

Demand deposits	$94,969	15.00%	0.00%	$89,476	15.32%	0.00%
Interest-bearing demand	83,566	13.20%	0.24%	80,958	13.87%	0.19%
Savings	103,305	16.32%	0.32%	106,194	18.19%	0.30%
Money market deposits	91,271	14.42%	1.70%	92,747	15.88%	1.03%
Retail certificates of deposit	174,777	27.60%	3.05%	163,891	28.07%	2.67%
Brokered certificates of deposit	35,543	5.61%	3.31%	3,175	0.54%	2.65%
Public fund certificates of deposit	49,723	7.85%	3.09%	47,440	8.13%	1.49%

Total Deposits	$633,154	100.00%	1.60%	$583,882	100.00%	1.13%

Borrowings
     The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2005 the Corporation had $20.3 million of short-term borrowings. This was a decrease of $11.3 million, or 35.8%, from December 31, 2004. Long-term borrowings for the Corporation were at $61.1 million at September 30, 2005, a decrease of $8.2 million, or 11.8%, from December 31, 2004. During the nine months ended September 30, 2005, the Corporation did not renew maturing advances totaling $28.2 million. It did however take-down two short-term advances totaling $20 million which mature on October 20, 2005.
Regulatory Capital
     The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $69.5 million, at September 30, 2005, a decrease of $1.1 million, or 1.6%, from December 31, 2004. The period factors increasing total shareholders’ equity were net income of $4.6 million and common stock issued of $96,000. The period factors decreasing total shareholders’ equity were cash dividends payable to shareholders of $3.6 million, a $972,000 increase in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities as interest rates have increased, and the repurchase of 70,000 shares of Corporation common stock at a cost of $1.2 million. The Corporation currently holds 195,694 shares of common stock as treasury stock at a cost of $3.7 million.

     The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. Under Federal banking regulations, at September 30, 2005 and December 31, 2004, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized. These capital positions for the Bank and LNB Bancorp, Inc. are presented in Table 6.
Table 6: Capital Ratios

	September 30,	December 31,	Well-Capitalized
	2005	2004	Ratio

Lorain National Bank
Tier 1 Capital (average assets)	7.62%	7.86%	5.00%
Tier 1 Capital (risk weighted)	9.20%	9.36%	6.00%
Total Capital (risk weighted)	10.97%	11.13%	10.00%

LNB Bancorp, Inc.
Tier 1 Capital (average assets)	8.53%	9.05%	5.00%
Tier 1 Capital (risk weighted)	10.22%	10.58%	6.00%
Total Capital (risk weighted)	11.40%	11.72%	10.00%

     On July 28, 2005 the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the company’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. At September 30, 2005, the Corporation had repurchased 70,000 shares under this program.
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
     Credit quality was stable for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. General economic conditions have contributed to improved credit quality, but a more stringent and defined credit review policy has been the driving force for the stable credit quality.
Nonperforming Assets
     Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, any loan that is 90 days past due and/or for which, in management’s estimation, the collection of interest is doubtful is considered nonperforming. These loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven.
     Nonperforming loans at September 30, 2005 were $7.5 million, an increase of $2.5 million, or 51.4%, from December 31, 2004, but are consistent with the June 30, 2005 level of $7.2 million. Of the $2.5 million increase from December 31, 2004, approximately $1.0 million is net new increases in nonperforming loans in addition to $1.5 million in increases in current loans to commercial customers with loans already classified as nonperforming. While these loans are current, in management’s opinion the likelihood of this continuing is not probable. Approximately 53% of the $6.4 million of commercial loans on nonperforming status are comprised of five credits. Management believes that these nonperforming commercial loans are adequately secured by commercial real estate. Nonperforming trends in all other loan portfolios during the quarter were stable. There were no particular industry or geographic concentrations in nonperforming loans, delinquent loans or net charge-offs.
     Nonperforming assets at September 30, 2005 compared to December, 31, 2004 increased by $2.5 million or 47.0%, due to an increase in nonperforming loans of $2.5 million and a decrease in other foreclosed assets of $21,000. Nonperforming loans at September 30, 2005 are substantially secured by commercial real estate and did not have a material impact on interest income during the three and nine month periods ended September 30, 2005. The overall quality of the portfolio remains stable despite an increase in the ratio of nonperforming loans to total loans. This ratio increased to 1.25% at September 30, 2005 as compared to .85% at December 31, 2004, but is consistent with the June 30, 2005 ratio of 1.24%. The Corporation’s credit policies are reviewed and modified on an ongoing basis to remain suitable for the management of credit risks within the loan portfolio as conditions change. At September 30, 2005 there were no significant concentrations of credit risk in the loan portfolio.
     Table 7 sets forth nonperforming assets for the periods ended September 30, 2005 and December 31, 2004.

Table 7: Nonperforming Assets

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Commercial	$6,364	$3,255
Real estate mortgage	919	1,116
Installment	148	150
Purchased installment	—	—
Home equity lines	21	400

Total nonperforming loans	7,452	4,921
Other foreclosed assets	399	420

Total nonperforming assets	$7,851	$5,341

Allowance for loan losses to nonperforming loans	105.9%	150.1%

Nonperforming loans to total loans	1.25%	0.85%
Nonperforming assets to total assets	0.97%	0.68%

Provision and Allowance for Loan Losses
     The allowance for loan losses is maintained by the Corporation at a level considered by management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three months ended September 30, 2005 and September 30, 2004, respectively, as well as for the nine months ended September 30, 2005 and September 30, 2004, respectively.
Table 8: Analysis of Allowance for Loan Losses

			For the Nine	For the Nine
	For the Three Months	For the Three Months	Months Ended	Months Ended
	Ended September 30,	Ended September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$7,793	$7,989	$7,386	$7,730
Charge-offs:
Commercial	104	886	387	1,309
Real estate mortgage	—	9	—	21
Installment	105	191	307	556
Purchased installment	32	—	33	—
Home equity lines	35	—	60	—

Total charge-offs	276	1,086	787	1,886
Recoveries:
Commercial	20	16	51	44
Real Estate Mortgage	—	—	—	—
Installment	53	33	141	114
Purchased installment	—	—	—	—
Home equity lines	—	—	1	—

Total recoveries	73	49	193	158

Net charge-offs	(203)	(1,037)	(594)	(1,728)

Provision for loan losses	300	399	1,098	1,349

Balance at end of period	$7,890	$7,351	$7,890	$7,351

     The allowance for loan losses at September 30, 2005 was $7.9 million, or 1.32%, of outstanding loans, compared to $7.4 million, or 1.30% of outstanding loans at September 30, 2004. The provision charged to expense was $300,000 for the three months ended September 30, 2005, and $399,000 for the three months ended September 30, 2004. The provision charged to expense was $1.1 million for the nine months ended September 30, 2005 and $1.3 million for the nine months ended September 30, 2004. Net charge-offs for the three months ended September 30, 2005 were $203,000, as compared to $1.0 million for the three months ended September 30, 2004. Net charge-offs for the nine months ended September 30, 2005 were $594,000, as compared to $1.7 million for the nine months ended September 30, 2004. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2005 were .14% and .14% respectively, as compared to .74% and .42% respectively, for the same periods in 2004. Charge-offs in the third quarter of 2005, as well as for the nine months ended September 30, 2005, were in-line with expectations, and reflect better charge-off experience in all portfolios as compared to the same periods in 2004. The provision for loan losses for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 was, in the opinion of management, adequate when balancing the improving charge-off trends with the current level of nonperforming loans at September 30, 2005. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at September 30, 2005. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
     Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2005, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $3.0 million, or 9.2%, and in a -200 basis point shock, net interest income would decrease $4.2 million, or 13.1%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
     The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At September 30, 2005, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 6.1%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 3.2%.
ITEM 4. Controls and Procedures
     The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of September 30, 2005. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2005 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a) Total	(b)	(c) Total Number of	(d) Maximum Number
	Number of	Average	Shares (or Units)	of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
July 1, 2005 – July 31, 2005	0	N/A	0	332,000

August 1, 2005 – August 31, 2005	40,000	$17.56	40,000	292,000

September 1, 2005 – September 30, 2005	30,000	$17.40	30,000	262,000

Total	70,000	$17.49	70,000	262,000

     On July 28, 2005 the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the company’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. At September 30, 2005, the Corporation had repurchased 70,000 shares under this program.
Item 5. Other Information
     Not Applicable

Item 6. Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: November 8, 2005	/s/ Terry M. White

Terry M. White Chief Financial Officer
(Duly Authorized Officer, Principal Financial
Financial Officer, and Chief Accounting Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 (a) of Regulation S-K

Exhibit
10.1	Employment agreement between the Corporation and Mr. Richard E. Lucas

10.2	Stock option agreement between the Corporation and Mr. Frank A. Soltis

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.