Form 10-K
period 2005-12-31
LNB BANCORP INC
filed 2006-03-13
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)
457 Broadway, Lorain, Ohio	44052-1769
(Address of principal executive offices)	(Zip Code)
(440) 244-6000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares
Par Value $1.00 Per Share	NASDAQ — National Market
Preferred Share Purchase Rights
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes     ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.          Yes     ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☑          No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes     ☐          No     ☑
      The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2005 was approximately $114,646,484.
      The number of common shares of the registrant outstanding on February 27, 2006 was 6,486,173.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comment Letters	4
Item 2.	Properties	4
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
	Supplemental Item: Executive Officers of the Registrant	6
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	71
PART III
Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management	71
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accounting Fees and Services	72
PART IV
Item 15.	Exhibits and Financial Statement Schedules	73

Exhibit Index		74

Signatures		76

Certifications		79
EX-3(a) LNB Second Amendment Article
EX-3(b) LNB Amended Code of Regulations
EX-10(N) SUPPLEMENTAL RETIREMENT BENEFITS AGREEMENT-SMITH
EX-10(O) SUPPLEMENTAL RETIREMENT BENEFITS
EX-10(P) AMENDED SUPPLEMENTAL RETIREMENT AGREEMENT
EX-10(Q) AMENDED SUPPLEMENTAL RETIREMENT AGREEMENT
EX-10(R) RIGHTS AGREEMENT
EX-10(S) BRANCH PURCHASE AND ASSUMPTION AGREEMENT
EX-10(T) SUPPLEMENTAL RETIREMENT AGREEMENT
EX-10(U) SUPPLEMENTAL RETIREMENT AGREEMENT
EX-10(V) SUPPLEMENTAL RETIREMENT AGREEMENT
EX-10(W) AGREEMENT IN FILING FEDERAL INCOME TAX
EX-21.1 SUBSIDIARIES
Exhibit 23.1 Consent of KPMG
Exhibit 31.1 Certification of CEO
Exhibit 31.2 Certification of CFO
Exhibit 32.1 Certification of CEO
Exhibit 32.2 Certification of CFO

PART I

Item 1.	Business
Overview
      General. LNB Bancorp, Inc., (the “Corporation”), is a diversified financial services company headquartered in Lorain, Ohio. It is organized as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation celebrated its 100th anniversary in 2005. Its predecessor, the Lorain Banking Company was a state chartered bank founded in 1905. It merged with the National Bank of Lorain in 1961, and in 1984 became a wholly-owned subsidiary of LNB Bancorp, Inc. The Corporation received its financial holding company status on March 13, 2000.
      The Corporation engages in banking, mortgage, brokerage and insurance services. These services are generally offered through its wholly-owned subsidiaries — The Lorain National Bank (the “Bank”) and Charleston Insurance Agency. For brokerage services the Bank operates under an agreement with Investment Centers of America, Inc. Charleston Insurance Agency offers term life, whole life, universal life and term care insurance, and fixed annuity products. Investment Centers of America, Inc. is a member of NASD/SIPC and offers mutual funds, variable annuity investment, variable annuity and life insurance products, along with investment in stocks and bonds.
      The Bank specializes in personal, mortgage and commercial banking products along with investment management and trust services. The Lorain National Bank operates 20 banking centers and 23 ATMs in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, Oberlin, Olmsted Township, Vermilion and Westlake. The Corporation announced in 2005, plans to open offices in North Ridgeville and Elyria in Lorain County, and a business development office in Cuyahoga County.
      The Bank’s commercial lending activities consist of commercial real estate loans, construction and equipment loans, letters of credit, revolving lines of credit, Small Business Administration loans and government guaranteed loans. The Bank’s wholly-owned subsidiary, North Coast Community Development Corporation, offers commercial loans with preferred interest rates on projects that meet the standards for the federal government’s New Markets Tax Credit Program.
      The Bank’s residential mortgage lending activities consist of loans originated for portfolio. These loans are for the purchase of personal residences. Installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, home equity lines of credit, and automobile loans that are purchased from another financial institution.
      The Bank’s deposit services include traditional transaction and time deposit accounts as well as cash management services for corporate and municipal customers. The Bank supplements local deposit generation with time deposits generated through a broker relationship. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
      Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers’ checks, money orders, cashiers checks, ATM’s, debit cards, wire transfer, ACH, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.
      Competition. The Corporation competes with seventeen other financial institutions in Lorain County, Ohio, which range in size from approximately $1 million to over $384 billion in deposits. These competitors, as well as credit unions and financial intermediaries operating in Lorain County, compete for county deposits in excess of $3.2 billion. The Bank’s market share of total deposits in Lorain County was 18.8% in 2005 and 18.0% in 2004, and the Bank ranked number two in market share in Lorain County in 2005 and 2004.
      Business Strategy. The Bank competes with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank’s officers. It competes against smaller local banks by providing distribution channels that are more convenient and by providing a wider array of products. It endeavors to provide informed and courteous personal services. The Corporation’s management team (“Management”) believes that the Bank is well positioned to compete successfully in its market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service and its local community involvement give the Bank a competitive advantage.
      Supervision and Regulation. The Corporation is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The BHC Act requires prior approval of the Federal Reserve Board before acquiring or holding more than a 5% voting interest in any bank. It also restricts interstate banking activities.
      The Bank is subject to extensive regulation, supervision and examination by applicable federal banking agencies, including the FDIC, the Officer of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board. Brokerage and Trust management are subject to supervision by the National Association of Securities Dealers (the “NASD”) and SPIC.
      Employees. As of December 31, 2005, the Corporation employed 257 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.
Industry Segments
      The Corporation and subsidiary companies are engaged in one line of business which is banking services. The subsidiaries, except for The Lorain National Bank, did not represent a material part of LNB Bancorp, Inc. at December 31, 2005.
Available Information
      LNB Bancorp, Inc.’s internet website is www.4LNB.com. Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available through this website, or directly through the Securities and Exchange Commission (“SEC”) website which is www.sec.gov.
Forward-Looking Statements
      This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets;

•	changes in economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
      We undertake no obligation to review or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors
      As a competitor in the banking and financial services industries, the Corporation and its business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the Corporation’s other filings with the SEC, before making any investment decision with respect to the Corporation’s securities. In particular, you should consider the discussion contained in Item 7 of this annual report, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The risks and uncertainties described below may not be the only ones the Corporation faces. Additional risks and uncertainties not presently known by the Corporation or that the Corporation currently deems immaterial may also affect the Corporation’s business. If any of these known or unknown risks or uncertainties actually occur or develop, the Corporation’s business, financial condition, results of operations and future growth prospects could change. Under those circumstances, the trading prices of the Corporation’s securities could decline, and you could lose all or part of your investment.
      Competition. Strong competition may reduce our ability to generate loans and deposits in our market.
      The Corporation competes in a consolidating industry. Increasingly the Corporation’s competition is large regional companies which have the capital resources to substantially impact such things as loan and deposit pricing, delivery channels and products. This may allow those companies to offer what may be perceived in the market as better products and better convenience relative to smaller competitors like the Corporation, which could impact the Corporation’s ability to grow its assets and earnings.
      Interest Rate Risk. Changes in interest rates could adversely affect the Corporation’s earnings and financial condition.
      The Corporation derives the majority of its revenue from net interest income. Net interest income may be reduced if more rate sensitive assets than interest-bearing liabilities reprice or mature during a time when rates are declining, or if more interest-bearing liabilities than rate sensitive assets reprice or mature during a time when rates are rising; however, the Corporation has historically experienced improved net interest income during periods of rising rates, so if rates fall, the Corporation’s revenue may be adversely impacted. Interest rate changes also impact customer preferences for products. Changing rates can lead to unpredicted cashflow from assets and liabilities, which can impact net interest income.
      Government Policies. The Corporation’s business may be adversely affected by changes in government policies.
      The Corporation competes in a highly regulated environment. Changes in regulation are continually being proposed which can substantially impact the Corporation’s products and cost of delivery. Regulatory burdens imposed by legislation such as The Sarbanes-Oxley Act of 2002, The USA Patriot Act of 2001, The International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, The Equal Credit Opportunity Act, The Fair Housing Act, The Community Reinvestment Act and the Home Mortgage Disclosure Act can materially impact the ability of the Corporation to grow should the Corporation fail to develop the systems to adequately comply with these regulations. Failure to comply with these regulations can lead to loss of customer confidence, substantial fines and regulatory constraints on the Corporation’s operations. These burdens can also materially impact the earnings of the Corporation as additional resources are expended to comply with these requirements. The government, through the open market activities of the Federal Reserve Board, can also adversely impact our business. The Federal Reserve Board can change the discount rate which impacts the composition of the Corporation’s balance sheet by influencing the rates that the Corporation earns on its assets and pays on its liabilities.
      General Economic Conditions. The Corporation may be adversely impacted by weakness in the local economies we serve.
      The Corporation is geographically concentrated in Lorain County, Ohio. Commercial activity is not expanding at a rate that is being experienced in other parts of Ohio or nationally. This is the result of continued reliance on a weak manufacturing sector, especially steel and automobiles. This can lead to unexpected deterioration in commercial loan quality, slower asset and deposit growth and increased operating losses.
      Credit Risk. The Corporation’s earnings and reputation may be adversely affected if credit risk is not properly managed.
      Originating and underwriting loans is critical to the success of the Corporation. This activity exposes the Corporation to credit risk, which is the risk of losing principal and interest income because the borrower cannot repay the loan in full. The Corporation depends on collateral in underwriting loans, and the value of this collateral is impacted by interest rates and economic conditions.
      Concentration of Credit Risk. The Corporation’s earnings may be adversely affected if management does not understand and properly manage loan concentrations.
      The Corporation’s loan portfolio is not concentrated in one industry sector but has a number of significant customers. The Corporation’s loan portfolio is primarily real estate lending. Commercial real estate, commercial business and construction lending have historically been a specialty of the Corporation, and generally involve more risk than single-family residential lending. These loans involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. The borrower’s ability to make a balloon payment typically will depend on being able to refinance the loan or to sell the underlying collateral. This factor, combined with others, including our geographic concentration, can lead to unexpected credit deterioration and higher provisions for loan losses.
      Dependence on Technology and Systems. If the Corporation’s technology and systems are damaged, its ability to service customers, comply with regulation and grow asset and liabilities may be adversely impacted.
      The Corporation is dependent on the proper functioning of its hardware, software and communications. Security breaches, terrorist events, and natural disasters can all have a material impact on the Corporation’s ability to maintain accurate records which is critical to the Corporation’s operations.
Item 1B.     Unresolved Staff Comment Letters
      Not applicable.

Item 2.	Properties
      The Corporate Offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by eleven of its banking centers, and it leases the other nine banking centers from various parties on varying lease terms. The Corporation also owns the land and buildings housing its Westlake LPO, operations, training, maintenance and purchasing functions. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie and western Cuyahoga counties of Ohio:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Kansas Avenue	1604 Kansas Avenue, Lorain
Sixth Street Drive-In	200 Sixth Street, Lorain
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin Office	40 East College Street, Oberlin
West Park Drive-In	2130 West Park Drive, Lorain
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Westlake LPO	30210 Detroit Road, Westlake
Elyria United Methodist Village	807 West Avenue, Elyria
Operations	2130 West Park Drive, Lorain
Maintenance	2140 West Park Drive, Lorain
Purchasing	2150 West Park Drive, Lorain
Training Center	521 Broadway, Lorain
      The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The remaining space is expected to be utilized as the Corporation continues to grow. The Corporation considers all its facilities to be in good condition, well maintained and more than adequate to conduct the business of banking.

Item 3.	Legal Proceedings
      There are no material legal proceedings pending to which the Corporation or its subsidiaries is a party or to which any of its property is subject. The Corporation is occasionally involved in ordinary routine litigation incidental to its business which it does not consider to be material.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the year ended December 31, 2005 there were no matters submitted to a vote of security holders.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to Form 10-K, General Instruction G (3), the following information on Executive Officers is included as an additional item in Part I:

				Executive
		Principal Occupation For Past Five	Positions and Offices Held with LNB	Officer
Name	Age	Years	Bancorp, Inc.	Since

Daniel E. Klimas	47	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005
Paul A. Campagna	45	Senior Vice President, LNB Bancorp, Inc. April 2002 to present. Vice President, Premier Bank and Trust from 1998 to 2002.	Senior Vice President	2004
Richard E. Lucas	55	Executive Vice President, LNB Bancorp, Inc. June 2005 to present. Senior Vice President, Retail Banking, Fifth Third Bancorp from April 2000 to 2005.	Executive Vice President	2005
Mary E. Miles	47	Senior Vice President, LNB Bancorp, Inc. April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005, Vice President, Tire Center, LLC prior to 2001.	Senior Vice President	2005
David E. Nocjar	58	Senior Trust Officer, LNB Bancorp, Inc., September 2002 to present. Trust Officer, The Lorain National Bank, August 2000 to September 2002.	Senior Trust Officer	2002
Frank A. Soltis	53	Senior Vice President, LNB Bancorp, Inc. July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President	2005
Terry M. White	48	Chief Financial Officer, LNB Bancorp, Inc. April 2002 to present. Senior Vice President, Austin Associates, LLC, June 2000 to March 2002.	Chief Financial Officer and Corporate Secretary	2002
Lawrence D. Wickter, Jr.	54	Senior Vice President, LNB Bancorp, Inc., May 2005 to present. Self-employed Attorney, May 2003 to May 2005. Chief Credit Officer, Metropolitan Bank and Trust, June 1999 to May 2003.	Senior Vice President and Chief Credit Officer	2005

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market Information; Equity Holders; Dividends The shares of LNB Bancorp, Inc. common stock, fixed par value $1.00 per share, are traded on The NASDAQ Stock Market® under the ticker symbol LNBB. The prices below represent the high and low sales prices reported on The NASDAQ Stock Market® for each specified period. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay comparable cash dividends to shareholders in 2006 if approved by the Board of Directors.
      The common stock of LNB Bancorp, Inc. is usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.
      As of February 27, 2006, LNB Bancorp, Inc. had 2,127 shareholders of record and a closing price of $19.25 on February 27, 2006. Prospective shareholders may contact our Investor Relations Department at (440) 244-7317 for more information.
Common Stock Trading Ranges and Cash Dividends Declared

	2005

			Cash Dividends
	High	Low	Declared per share

First Quarter	$20.55	$17.64	$0.18
Second Quarter	19.30	16.00	0.18
Third Quarter	19.25	16.40	0.18
Fourth Quarter	19.00	16.62	0.18

	2004

			Cash Dividends
	High	Low	Declared per share

First Quarter	$21.60	$20.30	$0.18
Second Quarter	21.13	18.28	0.18
Third Quarter	20.60	19.26	0.18
Fourth Quarter	20.70	19.45	0.18
Issuer Purchases of Equity Securities
      The following table summarizes share repurchase activity for the quarter ended December 31, 2005:

			(c) Total Number of	(d) Maximum
			Shares (or Units)	Number of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or units)	Paid per Share (or	Publicly Announced	Be Purchased Under
Period	Purchased	Unit)	Plans or Programs	the Plans or Programs

October 1, 2005 - October 31, 2005	0	$0.00	0	262,000

November 1, 2005 - November 30, 2005	55,000	18.08	55,000	207,000

December 1, 2005 - December 31, 2005	0	0.00	0	207,000

Total	55,000	$18.08	55,000	207,000

      On July 28, 2005 the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of Management based upon market, business, legal and other factors. At December 31, 2005, the Corporation had repurchased 125,000 shares under this program.

Item 6.	Selected Financial Data
Five Year Consolidated Financial Summary

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share amounts and ratios)
Total interest income	$43,432	$37,224	$37,860	$41,327	$45,101
Total interest expense	13,402	9,102	9,196	12,095	16,998

Net interest income	30,030	28,122	28,664	29,232	28,103
Provision for loan losses	1,248	1,748	2,695	2,200	2,200
Other income	10,092	10,660	10,105	10,278	9,343
Net gain (loss) on sale of assets	285	(218)	1,519	808	313
Other expenses	30,267	26,290	26,467	24,753	22,946

Income before income taxes	8,892	10,526	11,126	13,365	12,613
Income taxes	2,479	3,051	3,411	4,200	4,048

Net income	$6,413	$7,475	$7,715	$9,165	$8,565

Cash dividend declared	$4,760	$4,777	$4,626	$4,468	$4,365

Per Common Share(1)(2)
Basic earnings	$0.97	$1.13	$1.17	$1.39	$1.30
Diluted earnings	0.97	1.13	1.17	1.39	1.30
Cash dividends declared	0.72	0.72	0.70	0.68	0.66
Book value per share	$10.45	$10.64	$10.30	$10.09	$9.41
Financial Ratios(3)
Return on average assets	0.81%	0.98%	1.05%	1.33%	1.35%
Return on average common equity	9.11	10.75	11.33	14.24	14.36
Net interest margin (FTE)(4)	4.09	4.01	4.23	4.58	4.75
Efficiency ratio	75.44	67.82	63.01	61.41	60.96
Loans to deposits	92.31	93.77	91.91	90.01	92.13
Dividend payout	74.22	63.72	59.98	48.75	50.96
Average shareholders’ equity to average assets	8.88	9.15	9.22	9.31	9.35
Net charge-offs to average loans	0.34	0.38	0.31	0.29	0.34
Allowance for loan losses to total loans	1.12	1.28	1.46	1.31	1.23
Nonperforming loans to total loans	1.10	0.86	0.96	0.37	0.30
Allowance for loan losses to nonperforming loans	101.97	150.09	149.98	357.11	447.57
At Year End
Cash and cash equivalents	$23,923	$26,818	$27,749	$26,832	$31,505
Securities	155,274	149,621	152,127	152,295	138,401
Gross loans	591,011	575,224	533,975	509,376	477,488
Allowance for loan losses	6,622	7,386	7,730	6,653	5,890
Net loans	584,389	567,838	526,245	502,723	471,598
Other assets	37,535	37,372	35,100	33,549	23,022
Total assets	801,121	781,649	741,221	715,399	664,526
Total deposits	640,216	605,543	581,344	566,127	518,267
Other borrowings	86,512	100,915	86,563	75,791	78,515
Other liabilities	5,987	4,617	5,179	6,868	5,606
Total liabilities	732,715	711,075	673,086	648,786	602,388
Total shareholders’ equity	68,406	70,574	68,135	66,613	62,138
Total liabilities and shareholders’ equity	$801,121	$781,649	$741,221	$715,399	$664,526

(1)	Basic and diluted earnings per share are computed using the weighted-average number of shares outstanding during each year.

(2)	All share and per share data has been adjusted to reflect the three-for-two-stock split in 2003 and the 2 percent stock dividend in 2002 and 2001.

(3)	Financial Ratios based on average balances.

(4)	Tax exempt income was converted to a fully taxable equivalent basis at a 35% statutory Federal income tax rate in all years except 2005 which was converted at a 34% statutory Federal income tax rate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      During 2005, the Board of Directors of LNB Bancorp, Inc. (the “Corporation”) made several key management changes and additions in order to lay the groundwork for improved financial performance in 2006. The most significant of these changes was the selection of Daniel E. Klimas as President and CEO. Subsequent to his arrival in February 2005, the Corporation conducted several key strategic activities. These were:

•	assembling a high quality, experienced leadership team,

•	broadening our retail product offerings and making a strategic decision to close LNB Mortgage, LLC and reestablish the mortgage lending operation in the Bank,

•	identifying the risk profile of the Corporation and making improvements to the internal audit function, the credit function and to loan underwriting,

•	committing resources to the portions of the market that are growing rapidly by announcing plans for two new offices, and

•	adjusting staffing levels throughout the Corporation to balance the needs of sales and support.
      The Corporation made key additions to the leadership team in 2005. In addition to the recruitment of Mr. Klimas, the Corporation added new managers in retail banking, credit administration, operations, human resources and marketing. The individuals hired bring many years of experience to their respective areas and are integral to achieving the long-term earnings objectives of the Corporation.
      The Corporation has renewed its commitment to growing its retail businesses. Many changes were made to retail lending, mortgage lending and deposit products during the year. These changes, combined with the announcement of two new offices, are designed to improve financial performance by more appropriately balancing the revenue contribution of the retail businesses with the Corporation’s commercial business.
      Management examined the Corporation’s risk profile which had developed in recent years and sought to enhance several areas to better understand and mitigate such risks. During the year, the Corporation outsourced its internal audit function in order to enhance regulatory compliance and the internal audit of operations. The Corporation also recruited a new Chief Credit Officer. During the year, the loan portfolio was analyzed and credit quality stabilized. Improvements were made to loan underwriting, documentation and processing. The Corporation also continued to work towards ensuring compliance with a myriad of corporate governance requirements.
      The Corporation currently serves Lorain County, eastern Erie County and western Cuyahoga County in Northern Ohio. As such, the Corporation’s performance is impacted by general trends in the banking industry and by local economic conditions within the Cleveland area. In 2005, portions of our historical market continued to struggle, while portions of the market in the eastern part of Lorain County were expanding rapidly with high levels of residential construction. The Corporation opened two offices in 2004 in this part of Lorain County, and plans to open offices in Elyria and North Ridgeville in 2006. Efforts have also been made to align the retail products to be more competitive and successful in these markets, and sales oriented people have been added at many of the offices. The Corporation also announced plans for a business development office in Cuyahoga County, Ohio in 2006.
      In the second quarter of 2005 the Corporation examined its staffing levels and made a number of difficult personnel decisions. The cost of these staff reductions was recognized in the second quarter of 2005. However, the Corporation also successfully recruited a number of talented sales people to implement the retail business plan.
      The Corporation’s mission continues to be to meet the demands of the market with attractive customer solutions, whether these are free personal checking accounts or multi-million dollar commercial loans. The

Corporation strives to compete against the super-regional banks by offering superior customer service, and to compete against other community banks by providing more creative and sophisticated products.
Key Indicators and Material Trends (Dollars in thousands)
      Net interest income growth continues to be a challenge in the banking industry. In absolute terms the Corporation, like most banks, is dealing with smaller margins. Since the Corporation is highly dependent on net interest income for its revenue, minimizing net interest margin compression is critical. Historically, the Corporation has experienced net interest margin strength from the ability to grow and maintain a strong, low-cost retail deposit base, and to grow and maintain a strong commercial lending operation. The Corporation’s balance sheet generally is structured to benefit from rising rates, so as rates rose in 2005, the Corporation experienced net interest margin improvement as anticipated. While the Corporation continues to see improvement in its share of the deposit market in Lorain County, it is increasingly becoming more dependent on wholesale funding sources to supplement local retail deposits. While marketing and sales efforts have been expanded to attract and retain local retail deposits, a higher dependence on alternative funding sources is anticipated as the Corporation grows.
      Generation of noninterest income is important to the long-term success of the Corporation. In the last few years, total noninterest income has been fairly stable in total, but quite volatile in its components. Consequently, the focus in the future is expected to be on developing noninterest income sources that generate continuing revenue over time rather than from single transactions like loan sales and asset sales.
      An important change in strategic direction in 2005 involved the Corporation’s subsidiary LNB Mortgage, LLC. When this company was purchased in September 2004, its financial performance was dependent upon fees generated by placing mortgages with other banks. When interest rates increased in 2005, there was a negative impact on mortgage company activity. Since this subsidiary was fee-based during the fourth quarter of 2004 and the first three quarters of 2005, there were few 1-4 family real estate loans generated for the Corporation’s loan portfolio. The origination of 1-4 family mortgages is a critical relationship building product for the Corporation. The new business plan for this product is to reintegrate the delivery of mortgages through the Bank. It is the Corporation’s view that long-term profitability of mortgage lending will be through the interest income it can generate as part of the loan portfolio, combined with the potential gains on sale of mortgages into the secondary market if liquidity needs dictate. In consideration of these factors, LNB Mortgage, LLC was wound up as a separate business.
      Asset quality generally is a key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. There are indications that the Corporation’s credit quality has stabilized. In 2005, net charge-offs were ..34% of average loans. This compares to .38% and .31% in 2004 and 2003, respectively. The Corporation perceives that credit quality has stabilized for several reasons. Over the last five years, the majority of the net charge-offs occurred in the credit card, indirect loan, and commercial and industrial (C&I) portfolios. During this five year period, the Corporation had net charge-offs of approximately $8.7 million and these three portfolios represented about 86% of these charge-offs. The Corporation is no longer in the credit card business, it has substantially reduced its presence in the indirect installment loan market and believes it has improved its underwriting and monitoring of C&I loans. However, nonperforming loans are still at levels that are not acceptable. In 2005, the level of nonperforming loans increased over the prior year from $4,921 at December 31, 2004 to $6,494 at December 31, 2005. Approximately 80% of these loans are commercial loans. The balance of any one of these loans is relatively small (less than $200), and they are generally well secured and have either been written down to their estimated collateral value or have had a specific reserve established. The Corporation also monitors the level of potential problem loans. Potential problem loans are loans that the Corporation monitors very closely for performance and potential deterioration. Potential problem loans declined from $21.6 million at December 31, 2004 to $14.4 million at December 31, 2005. This was accomplished through more aggressive management of potential problem loans. Approximately $4.6 million of this decline was due the sale of substandard loans. The Corporation’s risk profile is slowly improving with a more disciplined loan underwriting on new loans and improved credit administration.

      Since the ability to generate deposits is a key indication of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the business plan. In 2005, as measured by the FDIC at June 30, 2005, the Corporation’s market share of deposits grew to 18.8% from 18.0% in 2004. This compares to 17.4% five years ago. The Corporation continues to do well in its historically strong city markets of Lorain, Elyria and Amherst, but has only recently begun to open new offices in the faster growing parts of the county. The performances of the new offices in Avon and Avon Lake that were opened in 2004 have begun to contribute to market share improvement. However, the Corporation has growth objectives that require deposits to grow at a faster pace. The alternative is more costly wholesale funds. New branches are planned in 2006 and beyond, and are an indication of Management’s commitment to deploy resources into those areas of Lorain County that are growing rapidly.
Results of Operations (Dollars in thousands except for per share data)

Summary of Earnings
      Net income in 2005 was $6,413 or $.97 per diluted share, down from $7,475 or $1.13 per diluted share in 2004, and down from $7,715 or $1.17 per diluted share in 2003. Included in 2005 earnings were approximately $1,218 of expenses associated with the recruitment of senior management, severance costs, a goodwill impairment charge related to the Corporation’s subsidiary LNB Mortgage, LLC and the write-off of several telecommunications contracts. Included in 2004 earnings was a $1,158 non-cash pretax charge to recognize other than temporary impairment of the Corporation’s investment in FNMA and FHLMC preferred securities which were sold in 2005. Included in 2003 earnings was an $832 gain on the sale of the Corporation’s credit card portfolio.
      In 2005, net interest income increased 6.8% due to the growth in assets, and an improvement in the net interest margin throughout the year. Towards year-end the benefits from rising short-term rates were being substantially offset by the flattening of the Treasury yield curve and the impact of competition on loan and deposit pricing. Noninterest income was nearly unchanged, as lower trust fees and merchant services fees offset improved mortgage banking revenue and deposit service fees in 2005. The provision for loan losses decreased to $1,248 in 2005 from $1,748 in 2004 primarily due to improving charge-off trends, improving trends in potential problem loans, and better asset quality management. Noninterest expenses increased in 2005 by 15.1% due mainly to the costs associated with the recruitment of new management and expenses related to changes to the Corporation’s business strategy, products and processes.
      As a percent of average assets, net income in 2005 represents a return of .81%. This compares to .98% and 1.05% in 2004 and 2003, respectively. Return on assets is one measure of operating efficiency. As a percent of average shareholders’ equity this represents a return of 9.11% as compared to 10.75% and 11.33% in 2004 and 2003, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.

2005 versus 2004 Net Interest Income Comparison
      Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate in 2005 and a 35% statutory Federal tax rate in 2004 and 2003. These rates may differ from the Corporation’s actual effective tax rate. Net interest income is affected by changes in the volumes, rates and the composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.

Table 1 summarizes net interest income and the net interest margin for the three years ended December 31, 2005.
Table 1:     Net Interest Income

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net interest income	$30,030	$28,122	$28,664
Tax equivalent adjustments	201	215	383
Net interest income (FTE)	$30,231	$28,337	$29,047
Net interest margin	4.06%	3.98%	4.17%
Tax equivalent adjustments	0.03%	0.03%	0.06%
Net interest margin (FTE)	4.09%	4.01%	4.23%

Yields
      Table 2 reflects the detailed components of the Corporation’s net interest income for each of the three years ended December 31, 2005. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.
      The Corporation’s net interest income was $30,231 in 2005, which compares to $28,337 in 2004, and is an increase of $1,894, or 6.7%, from 2004. This follows a decrease in net interest income of $710 in 2004 as compared to 2003. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 4.09% in 2005, or an increase of 8 basis points from 2004. This follows a decrease of 22 basis points in 2004 as compared to 2003. Net interest income improvement in 2005 was the result of the rising interest rate environment and an increase in average earning assets. Offsetting a portion of this improvement was competitive pricing pressures on loan and deposit yields. The positive impact of rates is evident in 2005 as compared to the negative impact of rates in 2004. The rise in short-term interest rates, triggering a 200 basis point increase in the Corporation’s prime lending rate in 2005, produced an increase in the yield on earning assets. The yield on earnings assets was 5.90% in 2005, or 60 basis points higher, as compared to 5.30% in 2004. The yield on loans was 6.52% in 2005, or 62 basis points higher, as compared to 5.90% in 2004. The rise in short-term interest rates also produced an increase in the cost of total interest-bearing liabilities. The cost of total interest-bearing liabilities was 2.15% in 2005, or 61 basis points higher, as compared to 1.54% in 2004.
Table 2: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Year Ended December 31

	2005			2004			2003

	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$140,677	$4,761	3.38%	$139,646	$4,085	2.93%	$143,505	$4,572	3.19%
State and political subdivisions	11,437	640	5.60	10,581	674	6.37	14,268	871	6.10
Federal funds sold and short-term investments	2,644	87	3.29	5,289	120	2.27	3,261	39	1.20
Commercial loans	358,705	24,139	6.73	321,154	18,663	5.81	286,244	16,788	5.86
Real estate mortgage loans	87,422	5,438	6.22	105,485	7,051	6.68	127,244	9,111	7.16
Home equity lines of credit	64,727	3,996	6.17	60,466	2,730	4.51	53,540	2,245	4.19
Purchased installment loans	35,786	1,706	4.77	18,032	683	3.79	2,011	74	3.68

	Year Ended December 31

	2005			2004			2003

	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Installment loans	38,122	2,866	7.52	46,378	3,433	7.40	57,077	4,543	7.96

Total Earning Assets	$739,520	$43,633	5.90%	$707,031	$37,439	5.30%	$687,150	$38,243	5.57%

Allowance for loan loss	(7,760)			(7,878)			(7,215)
Cash and due from banks	24,288			24,737			24,276
Bank owned life insurance	13,646			13,030			12,313
Other assets	23,593			22,617			21,696

Total Assets	$793,287			$759,537			$738,220

Liabilities and Stockholders’ Equity
Consumer time deposits	$179,825	$5,675	3.16%	$164,421	$4,221	2.57%	$165,541	$4,881	2.95%
Public time deposits	47,145	1,551	3.29	45,576	730	1.60	48,202	746	1.55
Brokered time deposits	40,942	1,429	3.49	7,012	196	2.79	—	—	0.00
Savings deposits	101,808	332	0.33	105,883	322	0.30	102,100	366	0.36
Interest-bearing demand	173,335	1,934	1.12	174,150	1,345	0.77	176,430	1,268	0.72
Short-term borrowings	19,892	618	3.11	18,013	205	1.14	18,185	198	1.09
FHLB advances	61,283	1,863	3.04	77,760	2,083	2.68	64,880	1,737	2.68

Total Interest-Bearing Liabilities	$624,230	$13,402	2.15%	$592,815	$9,102	1.54%	$575,338	$9,196	1.60%

Noninterest-bearing deposits	92,730			92,305			89,928
Other liabilities	5,900			4,910			4,865
Shareholders’ Equity	70,427			69,507			68,089

Total Liabilities and Shareholders’ Equity	$793,287			$759,537			$738,220

Net Interest Income (FTE)		$30,231	4.09%		$28,337	4.01%		$29,047	4.23%
Taxable Equivalent Adjustment		(201)	(0.03)		(215)	(0.03)		(383)	(0.06)

Net Interest Income Per Financial Statements		$30,030			$28,122			$28,664

Net Yield on Earning Assets			4.06%			3.98%			4.17%

Average Balances
      Average earning assets increased $32.5 million, or 4.6%, to $739.5 million in 2005 as compared to $707.0 million for the same period of 2004. Average loans increased $33.3 million, or 6.0%, to $584.8 million in 2005 as compared to $551.5 million in 2004. The average increase of $33.3 million is due primarily to an increase in the commercial loan portfolio of $37.6 million, an increase in home equity loans of $4.3 million and an increase of $17.8 million in purchased installment loans. Partially offsetting this growth was runoff of real estate mortgages, direct installment and indirect installment loans. Commercial and home equity loan growth in 2005 was comparable with 2004 and 2003. The large increase in purchased loans is comprised of high-quality new automobile loans originated by another bank in the Cleveland area. Since 2001 the Corporation has been reducing its presence in the indirect installment loan market due to excessive losses. It also had not fully developed its retail loan products such as home equity lines to be competitive in the market. The purchased loan program has been utilized as a short-term substitute for the lack of locally generated installment loans. In 2005, the retail loan products were redesigned, and it is anticipated that the Corporation’s dependence on this source of loans will be less in future years. The increase in average loans was primarily funded with growth in deposits. Noninterest-bearing deposit growth was $.4 million, or .5%, and interest-

bearing deposits grew $46.0 million, or 9.3%. The interest-bearing deposit growth was composed of retail time deposit growth of $15.4 million, or 9.4%, brokered time deposit growth of $33.9 million, or 483.9% and public time deposit growth of $1.6 million, or 3.4%. The Bank began to use brokered time deposits in 2004 as an alternative wholesale funding source. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities.
      Historically, the Corporation has been structured to experience better net interest income performance when interest rates rise. This basic balance sheet structure is evident in improved 2005 net interest income performance. Conversely, this structure was the primary reason for the margin deterioration experienced by the Corporation during the falling rate environment in 2001-2004. In 2005, the Corporation began to take measures to better manage the balance sheet structure to provide for less volatility when rates change. Some of these initiatives included the promotion of money market deposits to better match the variable rate loans that have been the historical emphasis of the Corporation, as well as less aversion to the origination of fixed rate or adjustable rate loans. This is expected to provide some benefit when rates begin to decline again.

Rate/Volume
      Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 2005 and during the two years ended December 31, 2004. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 3:     Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,

	Increase (Decrease) In			Increase (Decrease) In
	Interest Income/Expense			Interest Income/Expense
	in 2005 over 2004			in 2004 over 2003

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
U.S. Government agencies and corporations	$35	$641	$676	$(115)	$(372)	$(487)
State and political subdivisions	40	(74)	(34)	(224)	27	(197)
Federal funds sold and short term investments	(48)	15	(33)	36	45	81
Commercial loans	2,377	3,099	5,476	2,049	(174)	1,875
Real estate mortgage loans	(1,185)	(428)	(1,613)	(1,531)	(529)	(2,060)
Home equity lines of credit	249	1,017	1,266	299	186	485
Purchased installment loans	723	300	1,023	656	(47)	609
Installment loans	(610)	43	(567)	(837)	(273)	(1,110)

Total Interest Income	1,581	4,613	6,194	333	(1,137)	(804)

Consumer time deposits	458	996	1,454	(29)	(631)	(660)
Public time deposits	50	771	821	(39)	23	(16)
Brokered time deposits	993	240	1,233	144	52	196
Savings deposits	(15)	25	10	11	(55)	(44)
Interest bearing demand	(9)	598	589	(18)	95	77
Short-term borrowings	54	359	413	(2)	9	7
FHLB advances	(394)	174	(220)	345	1	346

Total Interest Expense	1,137	3,163	4,300	412	(506)	(94)

Net Interest Income (FTE)	$444	$1,450	$1,894	$(79)	$(631)	$(710)

      The impact of balance sheet growth and changing rates can be seen in Table 3, which segments the change in net interest income into volume and rate components. Total interest income was $43,633 in 2005 as compared to $37,439 in 2004. This is an increase of $6,194, or 16.5%. Of this increase, $1,581 was due to volume and $4,613 to rate. When comparing 2005 to 2004, the contribution from balance sheet growth improved, and rates provided a positive contribution as well, as compared to 2004 when total interest income was adversely impacted by rates. Total interest expense was $13,402 in 2005 as compared to $9,102 in 2004. This is an increase of $4,300, or 47.2%. Of this increase, $1,137 was due to volume and $3,163 to rate. In 2004, the impact of volume increased interest expense while the rates reduced interest expense.
      Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. In the fourth quarter of 2005, despite short-term rates that were substantially higher than at the same time in 2004, the Corporation experienced flat net interest margin performance as compared to the same period last year. The Corporation still benefits from rising rates, but increasingly pricing pressures on loans and deposits, and a customer preference for time deposits, has reduced this benefit. Also impacting the net interest margin is a continuing shift of savings accounts to higher cost money market accounts and retail time deposits. Additionally, the Corporation continues to increase its use of brokered time deposits. While these funds are not more expensive than other wholesale funding sources, they are more expensive than deposits generated through our retail branch system.

2004 versus 2003 Net Interest Income Comparison
      The Corporation’s net interest income was $28,337 in 2004, which was a decline of $710 from 2003. This follows a decrease in net interest income of $600 in 2003 as compared to 2002. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate in 2005 and a 35% statutory Federal tax rate in 2004 and 2003. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin was 4.01% in 2004, which is a decline of 22 basis points from 2003. This follows a decrease of 35 basis points in 2003 as compared to 2002. Declining net interest income was primarily the result of the continued low interest rate environment through the first nine months of 2004, coupled with the slow recovery of the local economy. The negative impact of rates is much more pronounced in 2003 and 2004 than the impact of volume. In 2002 and early 2003, the Corporation offset some of the net interest margin compression caused by declining rates with balance sheet growth. However, for much of 2003 and into the middle of 2004, assets grew much more slowly than the 7.6% average asset growth rate in 2002. Asset growth for 2004 did not occur until the latter part of the year, indicating that general economic conditions in the market were slowly improving. Net interest income and the net interest margin in the fourth quarter of 2004 were $7,353 and 4.10% as compared to $7,121 and 4.05% for the same period in 2003. Also impacting the Corporation’s net interest income was a higher dependence on non-core funding sources. This trend is highlighted in Table 12. Although these funds are not necessarily more expensive than other funding sources of comparable term, as our funding mix shifts from such extremely low cost sources, like savings accounts, to these alternative funding sources, the potential for further margin compression increases.
      In 2004, the Corporation attempted to keep asset maturities short and loan volume on a variable rate basis to be properly positioned for the rising rate environment that began late in the year. At December 31, 2004, the Corporation’s cumulative twelve month GAP position was a positive $129 million, which means that assets that could potentially reprice in the next twelve months exceeded liabilities by this amount. Consequently, the Corporation was positioned to materially benefit from increases in interest rates in 2005.

Table 4:     Details of Noninterest Income

				2005	2004
				versus	versus
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Investment and trust services	$1,940	$2,091	$1,762	(7.2)%	18.7%
Deposit services charges	4,219	4,187	4,260	0.8	(1.7)
Electronic banking fees	1,895	2,794	3,104	(32.2)	(10.0)
Mortgage banking revenue	959	364	—	163.5	NM
Income from bank owned life insurance	600	632	772	(5.1)	(18.1)
Other income	479	592	207	(19.1)	186.0

Total fees and other income	10,092	10,660	10,105	(5.3)	5.5

Gain on sale of loans	132	181	1,068	(27.1)	(83.1)
Gain (loss) on sale of securities	173	(777)	449	122.3	(273.1)
Gain (loss) on sale of other assets	(20)	378	2	(105.3)	NM

Total Noninterest income	$10,377	$10,442	$11,624	(0.6)%	(10.2)%

2005 versus 2004 Noninterest Income Comparison
      Total noninterest income was $10,377 in 2005 as compared to $10,442 in 2004. This is a decrease of $65, or .6%. Total fees and other income, which is total noninterest income before gains and losses on the sale of assets, was $10,092 in 2005 as compared to $10,660 in 2004. This is a decrease of $568, or 5.3%.
      Investment and trust services were $1,940 in 2005 as compared to $2,091 in 2004. Approximately one-third of this decrease was due to the loss of three accounts, while the remaining difference was the result of competitive pricing pressures and mediocre market conditions during the year.
      Deposit service charges were $4,219 in 2005 as compared to $4,187 in 2004. Deposit services charges are influenced by economic activity and were weaker in the first two quarters of 2005, before improving in the second half of 2005 and ending the year up $32, or .8%.
      Electronic banking fees were $1,895 in 2005 as compared to $2,794 in 2004. This is a decline of $899, or 32.2%. Electronic banking fees include debit, ATM and merchant services. In the fourth quarter of 2004, the Corporation exited the merchant services business due to anticipated lower margins, higher operating costs and escalating risk. In 2005 the Corporation offered an outsource solution for this product for which it receives a small fee. These fees were $27 in 2005 as compared to $945 in 2004. Excluding this factor, the fees on ATM and debit transactions were up $19 in 2005 as compared to 2004.
      Mortgage banking revenue was $959 in 2005 as compared to $364 in 2004, increasing $595, or 163.5%. 2005 was the first full year of operations for LNB Mortgage, LLC which began business in September 2004. The Corporation has reevaluated this business line and the decision was made in mid 2005 to wind up the business of LNB Mortgage, LLC and to re-establish the mortgage operation in the Bank. The focus of this business in the future is expected to be interest income through portfolio growth.
      Income from bank owned life insurance was $600 in 2005, as compared to $632 in 2004. This decline of $32, or 5.1%, was due to lower crediting rates. These rates are tied to long-term rates which started to improve in the second half of 2005.
      Other income was $479 in 2005 as compared $592 in 2004. This is a decrease of $113, or 19.1%, from 2004. Other income includes revenue from safe deposit box rental, EDP services and many small customer fees. Also included in other income are transaction lending fees. In the normal course of business, the Corporation has lenders calling on the fringes of our current market. In some cases potential loans are developed that are not appropriate for the Corporation’s portfolio. These loans are referred to as transaction loans since the loan is placed with another financial institution for a fee. In 2005 this activity generated revenue of $196 as compared to $265 in 2004, a decrease of $69, or 26.0%. This is not a major focus of the Corporation and the activity is unpredictable. The rest of the decline is attributable primarily to reductions in the small dollar customer fees which are increasingly free as part of our totally free checking products.
      Positively impacting 2005 were gains on the sale of securities which were $173, as compared to a loss of $777 in 2004. The gains in 2005 were from the sale of several small equity securities and non-rated municipal bonds. In 2004, the Corporation recorded an other than temporary impairment charge of $1,158 related to the write-down of variable rate, agency preferred stock which was sold in 2005. The sale of these securities in 2005 was at their carrying value, so no additional gain or loss was recognized. Gain on the sale of loans was $132 in 2005, a decrease of $49, or 27.1%, from 2004. In 2004, these gains were generated on loans originated by the Bank and sold to FHLMC and other investors. Both activities were deemphasized in 2005. In 2005, losses on sale of assets were $20, as compared to gains of $378 in 2004. In 2004, the Corporation recognized gains on the sale of its former Avon Lake office after the new office opened in May and the sale of a parking lot in the fourth quarter of 2004.

2004 versus 2003 Noninterest Income Comparison
      Noninterest income decreased $1,182, or 10.2%, in 2004 as compared to 2003. Included in 2004 results is a non-cash write-down of $1,158, to recognize an other than temporary impairment on FNMA and FHLMC equity securities owned by the Corporation. Although these securities are still investment grade, the accounting troubles at these two agencies impacted the value of the equity securities issued by these agencies. Also impacting the value of these securities was the interest rate environment. Although these securities have variable rate structures, they have long reset periods.
      Investment and trust services improved 18.7% in 2004 versus 2003. This reflected improved business development efforts, general stock market conditions, and pricing changes in 2004. Offsetting a portion of this improvement were declines in deposit service charges and electronic banking fees. The decline in deposit service charges was attributable to local economic conditions.
      Electronic banking fees in 2004 were impacted by changes in the interchange income earned on VISA debit card and ATM transactions. The Corporation experienced increased card usage in 2004, but this was offset by reductions in VISA’s per transaction pricing. Electronic banking fees were lower in 2004 as the Corporation made changes to its merchant service processing. Due to changes in MasterCard pricing and capital requirements, the Corporation outsourced the delivery of merchant processing in the fourth quarter. This service had generated annual revenue in excess of $1 million in prior years. However, the profit margin was relatively low, resulting in a pre-tax profit of only about 10% per year. The changes that would have been required to remain a MasterCard merchant processor would have made this service unprofitable.
      The gain on the sale of loans was $181 in 2004, representing an $887 decrease from 2003. In 2004 these gains were primarily due to the sale of SBA loans. In 2003, the sale of SBA loans was supplemented by the sale of 1-4 family real estate loans to FHLMC and the sale of the credit card portfolio. The Corporation did not sell 1-4 family loans in the third or fourth quarter of 2004. The loss on the sale of securities in 2004 was $777, a decrease of $1,226 from 2003. The 2004 losses were primarily caused by an other than temporary impairment charge on adjustable rate agency sponsored preferred stock, partially offset by gains on the sale of non-rated municipal bonds. In 2004, the Corporation sold its former Avon Lake office after the new Avon Lake office opened in the second quarter. The Corporation also sold one of its parking lots in downtown Lorain. The sale of these two assets resulted in a $378 gain on sale of other assets in 2004 as compared to $2 in 2003. The change in other income in 2004 of $385, as compared to 2003, was primarily revenue earned by the Corporation’s new mortgage company in the last four months of 2004.

Table 5:     Details of Noninterest Expense

	Year Ended December 31,

				2005	2004
				versus	versus
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$15,057	$12,995	$13,814	15.9%	(5.9)%
Furniture and equipment	3,001	2,784	2,517	7.8	10.6
Net occupancy	1,830	1,633	1,585	12.1	3.0
Outside services	1,925	1,182	1,441	62.9	(18.0)
Marketing and public relations	1,249	1,047	762	19.3	37.4
Supplies and postage	1,245	1,208	1,137	3.1	6.2
Telecommunications	1,167	713	540	63.7	32.0
Ohio Franchise tax	772	729	673	5.9	8.3
Electronic banking expense	542	1,257	1,395	(56.9)	(9.9)
Other expense	3,479	2,742	2,603	26.9	5.3

Total Noninterest expense	$30,267	$26,290	$26,467	15.1%	(0.7)%

2005 versus 2004 Noninterest Expense Comparison
      Total noninterest expense in 2005 was $30,267, an increase of $3,977, or 15.1%, as compared to $26,290 in 2004. Of this total increase, salaries and employee benefits were $15,057 in 2005 as compared to $12,995 in 2004. This is a $2,062, or 15.9% increase. This increase partially reflects the recruitment of new management, severance costs related to staff reductions and the operations for nine months in 2005 of LNB Mortgage, LLC before it ceased operations on December 31, 2005. These factors resulted in approximately $1,089 of the $2,062 increase. Of the remaining increase of $973, $467 was due to new commission programs in the trust, retail and commercial divisions, as well as bonuses to senior management. The remaining increase of $506 was due to normal merit increases and higher healthcare costs.
      Furniture and equipment was $3,001 in 2005 as compared to $2,784 in 2004. This is an increase of $217, or 7.8%. This was primarily due to higher leased equipment costs associated with a new mainframe computer and telephone equipment which was up $209 in 2005 as compared to 2004.
      Net occupancy was $1,830 in 2005, as compared to $1,633 in 2004, an increase of $197, or 12.1%. Depreciation was up $68 and is attributable to the full year impact of the two new offices. Also contributing to this increase was utilities which were up $30 and other occupancy such as snow removal, landscaping and maintenance which was up $99.
      Outside services were $1,925 in 2005 as compared to $1,182 in 2004. This is an increase of $743, or 62.9%. Of this increase, $358 was due to internal audit expenses. In 2005 the Corporation outsourced internal audit services. Legal expenses were approximately $200 higher due to corporate governance and executive compensation work. Also contributing to this increase was approximately $150 for consulting work in the technology area and an outside credit review of the commercial portfolio.
      Marketing and public relations expense was $1,249 in 2005, as compared to $1,047 in 2004. This is an increase of $202, or 19.3%, for the year. This was due to higher production costs, increased media advertising for deposits and costs associated with the 100th anniversary celebration.
      Supplies, postage and freight were $1,245 in 2005 as compared to $1,208 in 2004. This is an increase of $37, or 3.1%. Postage expense increased $54 in 2005 as compared to 2004, reflecting more direct mail advertising. Supplies were well controlled during the year.
      Telecommunications expense was $1,167 in 2005 as compared to $713 in 2004. This is a $454, or 63.7% increase. Included in this increase was a $129 write-off of telecommunications contracts. Also impacting this expense in 2005 was the conversion to an IP telephony phone system. During the conversion, for a portion of the year, there were duplicate circuits and equipment costs. The Corporation is approaching the end of this project and these costs are beginning to moderate.
      Ohio franchise tax was $772 in 2005, as compared to $729 in 2004. This is an increase of $43, or 5.9%. This is an equity based tax paid by the Corporation and its subsidiaries.
      Electronic banking expense was $542 in 2005 as compared to $1,257 in 2004. This is a reduction of $715, or 56.9%. This reduction is the result of the exiting of the merchant service business. As mentioned in the “2005 versus 2004 Noninterest Income Comparison” section of this report, the revenue from this business declined $899 in 2005. Consequently the net impact to the Corporation in 2005 was a reduction in pretax income of $184.
      Other expense was $3,479 in 2005 as compared to $2,742 in 2004. This is a $737, or 26.9% increase. Operating charge-offs were $565 in 2005 as compared to $400 in 2004. This is an increase of $165, or 41.3% in 2005. This is primarily the result of an increase in overdraft charge-offs of $40 and losses associated with a branch robbery and an ATM loss. Also impacting other expense was an impairment charge for the goodwill related to LNB Mortgage, LLC. This charge totaled $311. Loan and collection expenses were $835 in 2005, as compared to $603 in 2004. This is a $232, or 38.5% increase. Of this total, $75 were fees related to a substandard loan sale in the fourth quarter. Also contributing were legal services related to loan collections which were up $53 in 2005 as compared to 2004. The remaining increase is primarily attributable to the nine months of operations by LNB Mortgage LLC before it ceased operations in the fourth quarter of 2005.

2004 versus 2003 Noninterest Expense Comparison
      Noninterest expense was $26,290 in 2004, a decrease of $177, or ..7% from the prior year. In 2003 noninterest expense included $1,712 in severance expenses. Excluding this expense, noninterest expense in 2004 would have increased $1,535 over 2003. The largest increases in 2004 were in salaries and employee benefits, furniture and equipment expense, marketing, and other expenses.
      Salaries and employee benefits expense was $12,995 in 2004, which if severance costs are excluded from the 2003 totals, increased $893 over 2003. The salary component of this expense was primarily driven by the salaries associated with the LNB Mortgage, LLC addition, which added $467 to salaries in 2004. Benefit costs were up $323, or 12.2% in 2004 versus 2003. Most benefit costs were well controlled in 2004; however, the Corporation did experience a $206 increase in employment services related to the CEO and other management searches, and a $64 increase in pension cost related to the minimum pension liability.
      Furniture and equipment expenses totaled $2,784 in 2004, an increase of $267 as compared to 2003. This increase was primarily due to increased software maintenance and amortization related to the upgrade of core systems, the replacement of the mainframe computer and licensing fees as a result of increased users and the necessity to increase servers and server capacity. The continuing trend in equipment expense stems from a technology upgrade of $4.5 million that began in 2002 and was completed in 2005.
      Electronic banking expenses were $1,257 in 2004, down 9.9% from 2003. The change in 2004 as compared to 2003 was the result of the outsourcing of merchant processing. As discussed in the noninterest income section of this report, this change in processing reduces card related revenue in future years, but the cost associated with this operation is also reduced.
      Outside services decreased 18% to $1,182 in 2004, from $1,441 in 2003. Outside services include general corporate legal expenses, compliance, audit, trust processing, technology consulting and other services. In 2004, the SEC late day trading complaint was resolved and legal fees moderated as a result. Technology consulting and compliance costs also returned to more normal levels after increasing in 2003 as the Corporation updated its technology platform and compliance programs.
      Marketing and public relations expense was $1,047 in 2004, an increase of $285 compared to 2003. This increase was primarily due to continuing marketing costs related to the High Performance Checking products and marketing expenses in support of the new branch offices opened in 2004. Also impacting marketing costs were $104 incurred in support of the new mortgage operation. This expense was direct mail and billboard advertising.

2005 versus 2004 Income Tax Comparison
      Income tax expense was $2,479 in 2005 as compared to $3,051 in 2004. This represents a decrease of $572 or 18.7% from 2004. The Corporation’s effective tax rate was 27.9% in 2005 as compared to 29.0% in 2004. This trend reflects the impact of the Corporation’s BOLI investment and the impact in 2005 and 2004 of new markets tax credits being generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of The Lorain National Bank. On December 29, 2003, NCCDC received official notification of this tax credit award. Over the next ten years, it is expected that projects will be financed, which should improve the overall economic conditions in Lorain County, and generate additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $5,500 at December 31, 2005, generating a tax credit of $276.

2004 versus 2003 Income Tax Comparison
      In 2004 income tax expense was $3,051 as compared to $3,411 in 2003. This represents a decrease of $360 or 10.6% from 2003. The Corporation’s effective tax rate was 29.0% in 2004 as compared to 30.7% in 2003. The Corporation had $4.5 million of qualified investments in NCCDC in 2004 which generated a tax credit of $225. There were no qualified investments in NCCDC in 2003 and therefore no tax credit that year.
Balance Sheet Analysis (Dollars in thousands)

Securities
      The maturity distribution of the securities portfolio for the year ended December 31, 2005 is presented in Note 5 to the Consolidated Financial Statements. In addition to the information contained in this Note, the mortgage backed securities portfolio has an average duration of approximately 5.2 years, and is expected to generate approximately $32.3 million of cashflow in 2006. The Corporation continues to utilize the securities portfolio for management of its interest rate risk and liquidity needs. The Corporation currently has a portfolio that consists of approximately 46.8% U.S. Government agencies, 44.7% U.S. Government agency mortgage backed securities, 6.1% State and political subdivisions and 2.4% in other securities. At December 31, 2005, the securities portfolio had a net $3,664 temporary unrealized loss. This represents 2.3% of total securities at December 31, 2005. New investments are primarily in two to three year average life agencies and short average life mortgage backed securities and intermediate, high quality municipal bonds. Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2005.

Table 6:     Maturity Distribution of Securities at Amortized Cost

				At December 31,

	From 1 to	From 5 to	After	2005	2004	2003
	5 Years	10 Years	10 Years	Total	Total	Total

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$105,816	$35,416	$4,778	$146,010	$131,789	$127,571
State and political subdivisions	1,912	2,688	4,631	9,231	11,148	11,240
Equity Securities	52	—	—	52	3,938	5,137
FHLB and Federal Reserve stock	3,645	—	—	3,645	4,033	—

Total securities available for sale	111,425	38,104	9,409	158,938	150,908	143,948

Securities held to maturity:
U.S. Government agencies and corporations	—	—	—	—	—	2,993
State and political subdivisions	—	—	—	—	—	1,796
Equity Securities	—	—	—	—	—	—
FHLB and Federal Reserve stock	—	—	—	—	—	3,879

Total securities held to maturity	—	—	—	—	—	8,668

Total Securities	$111,425	$38,104	$9,409	$158,938	$150,908	$152,616

Table 7:     The Weighted Average Yield for Each Range of Maturities of Securities

				At December 31,

	From 1 to	From 5 to	After	2005	2004	2003
	5 Years	10 Years	10 Years	Total	Total	Total

Securities available for sale:
U.S. Government agencies and corporations	3.33%	4.16%	5.21%	3.59%	3.28%	2.99%
State and political subdivisions	5.47	6.10	5.93	5.88	5.29	6.43
Equity securities	6.00	—	—	6.00	5.67	5.67
FHLB and Federal Reserve stock	5.77	—	—	5.77	4.36	—

Total securities available for sale	3.45%	4.30%	5.56%	3.78%	3.54%	3.35%

Securities held to maturity:
U.S. Government agencies and corporations	—	—	—	—	—	4.25%
State and political subdivisions	—	—	—	—	—	8.37
Equity securities	—	—	—	—	—	—
FHLB and Federal Reserve stock	—	—	—	—	—	4.14

Total securities held to maturity	0.00%	0.00%	0.00%	0.00%	0.00%	5.05%

Total Securities	3.45%	4.30%	5.56%	3.78%	3.54%	3.45%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate in 2005 and a 35% statutory Federal income tax rate in prior years.

Loans
      Commercial loans comprised 61.4% of the total loan portfolio at December 31, 2005, increasing from 59.1% in 2004. Growth in the portfolio represents business development efforts in emerging markets. As mentioned earlier, the Corporation’s traditional Lorain market has been slow to recover from recession. However, improving economic conditions and expanded lending efforts in Cuyahoga County provided much of the commercial loan growth in 2005. The commercial loan portfolio totaled $363.1 million at December 31, 2005 as compared to $339.4 million at year-end 2004. In 2005 approximately $63.8 million of this total was commercial and industrial as compared to $64.7 million in 2004. The portfolio continues to be primarily real estate based. The amount of collateral required on commercial loans is generally determined on a loan-by-loan basis with loan-to-value ratios for commercial loans typically ranging from 50% to 100%. Factors in determining the amount of collateral include the purpose of the loan, the current financial status of the borrower and the prior credit history of the borrower.
      Installment loans comprised 6.5% of the total loan portfolio at December 31, 2005, increasing from 5.7% in 2004. The Corporation makes installment loans on a secured and unsecured basis, based on the term and purpose of the loan. The increase in 2005 is attributable to the demand for fixed rate second mortgages. Home equity lines of credit comprised 11.2% of the total loan portfolio at December 31, 2005, increasing from 10.8% at December 31, 2004. The increase in 2005 is attributable to more competitive pricing on these variable rate lines. The Corporation also purchases installment loans from another financial institution in the Cleveland area. These loans comprised 7.1% of the loan portfolio at December 31, 2005 as compared to 4.8% at December 31, 2004. These loans are high quality automobile loans having an average life of approximately 21 months.
      Real estate mortgages are construction and 1-4 family mortgage loans. They comprised 13.8% of the total loan portfolio at December 31, 2005, decreasing from 19.6% in 2004. Construction loans comprised only $2.1 million of the $81.4 million real estate loan portfolio at December 31, 2005. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.
      Loan balances and loan mix are presented by type for the five years ended December 31, 2005 in Table 8.

Table 8:	Loan Portfolio Distribution

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Commercial	$363,144	$339,439	$303,347	$259,819	$219,511
Real Estate Mortgage	81,367	112,787	113,649	141,405	158,221
Home equity lines of credit	66,134	62,143	57,762	48,816	37,008
Purchased installment	42,023	27,833	7,218	—	—
Installment	38,343	33,022	51,999	54,219	57,886
Credit cards	—	—	—	5,117	4,862

Total Loans	591,011	575,224	533,975	509,376	477,488
Allowance for loan losses	(6,622)	(7,386)	(7,730)	(6,653)	(5,890)

Net Loans	$584,389	$567,838	$526,245	$502,723	$471,598

	At December 31,

	2005	2004	2003	2002	2001

Loan Mix Percent

Commercial	61.4%	59.1%	56.8%	51.0%	46.0%
Real Estate Mortgage	13.8	19.6	21.3	27.8	33.1
Home equity lines of credit	11.2	10.8	10.8	9.6	7.8
Purchased installment	7.1	4.8	1.4	0.0	0.0
Installment	6.5	5.7	9.7	10.6	12.1
Credit cards	0.0	0.0	0.0	1.0	1.0

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

      Table 9 shows the amount of commercial loans outstanding as of December 31, 2005 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in the one year or less classification.

Table 9:	Commercial Loan Maturity and Repricing Analysis

December 31,
2005

(Dollars in
thousands)
Maturing and repricing in one year or less	$216,430
Maturing and repricing after one year but within five years	70,637
Maturing and repricing beyond five years	73,491

Total Commercial Loans	$360,558

Risk Elements

(1)	Nonperforming Loans and Potential Problem Loans
      Nonperforming loans were $6,494 at December 31, 2005 as compared to $4,921 at December 31, 2004. This is a $1,573, or 32.0% increase in 2005. Among the total nonperforming loans, there are 51 commercial loans that comprise $5,128 of the total. The average loan balance is $103, and the largest single loan is approximately $553. They are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At December 31, 2005, specific reserves on these loans totaled $356. At December 31, 2004 there were specific reserves of $1,865 on nonperforming and impaired loans. The decline is attributable to the sale of four substandard loans for which specific reserves had been identified at December 31, 2004.
      Potential problem loans are substandard and special mention loans other than nonperforming loans. A summary of potential problem loans at December 31 follows:

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Potential Problem Loans	$14,440	$21,576	$21,747	$15,549	$8,579

      Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management’s analysis of the adequacy of the allowance for loan losses.

      The level of potential problem loans rose significantly during 2002 and 2003 before stabilizing in the second quarter of 2004. This trend was due to local economic conditions and re-grading of commercial credits using a new, more formal risk management process. The economic factors which began as a general weakening of the local economy in 2002 began improving in 2005. The risk management process changes during the last three years have included the hiring of a new Chief Credit Officer, the continued development of an independent loan administration function, additional loan review resources, and the adoption of a formal loan grading system.
      At December 31, 2005, potential problem loans totaled $14.4 million, a $7.1, or 33.1% decrease from one year ago. This decline was primarily due to the combination of a sale of approximately $5.7 million of substandard loans, and the resolution of two large classified credits during the year. At December 31, 2005, there are no particular industry concentrations of potential problem loans.

(2)	Loan Concentrations
      Due to the nature of its commercial customer base, the Corporation has historically and predominately been a secured real estate lender. At December 31, 2005, approximately $455.4 million, or 77.1% of total portfolio loans was secured by real estate. Of this total, $169.0 million was construction and land development and $117.1 million was non-farm, non-residential loans. This type of loan activity has lead to substantial relationships with developers in the Corporation’s market area.
      Credit risk is managed through the bank’s loan loss review policy which provides the Chief Credit Officer, Loan Review Officer, lending officers, and the loan review committee with the responsibility to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. For the five years ended December 31, 2005, there were no significant industry concentrations of credit risk in the loan portfolio.
      The Corporation’s operations are limited to three counties in Ohio, so its loan portfolio is geographically concentrated in this three county area. The Corporation has no foreign loans outstanding and therefore no exposure to cross border lending.

(3)	Loan Quality
Provision and Allowance for Loan Losses
      The allowance for loan losses is Management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Corporation’s determination of the allowance, and the resulting provision, is based on judgments and assumptions, including general economic conditions, loan portfolio composition, loan loss experience, Management’s evaluation of credit risk relating to pools of loans and individual borrowers, sensitivity analysis and expected loss models, value of underlying collateral, and observations of internal loan review staff or banking regulators.
      The provision for loan losses is determined based on the Corporation’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors which, in Management’s judgment, deserve current recognition. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations. Table 10 presents the detailed activity in the allowance for loans losses and related charge-off activity for the five years ended December 31, 2005.
Allowance for Loan Losses and Provision for Loan Losses Comparison (2005 versus 2004)
      The allowance for loan losses on December 31, 2005 was $6,622, or 1.13% of outstanding loans, compared to $7,386, or 1.28% at year-end 2004. The allowance reflects trends in net charge-offs, nonperforming loans and potential problem loans, among other factors. The decline in the allowance for loan losses in 2005 as compared to 2004 reflects the Corporation’s assessment that asset quality has stabilized.

      The provision charged to operating expense was $1,248 and $1,748 in 2005 and 2004, respectively. The higher 2004 provision was recorded when potential problem loan trends that began to develop in 2002 persisted into 2004. These trends have begun to moderate and this is reflected in the provision for loan losses in 2005.
      Net charge-offs for 2005 were $2,012, as compared to $2,092 for 2004, while net charge-offs as a percentage of average loans outstanding for 2005 was .34%, compared to .38% for 2004. Included in 2005 was $1,173 in charge-offs related to the sale of four substandard loans. These charge-offs were in line with the specific reserves estimated at December 31, 2004. Net charge-offs in 2005, excluding those associated with the loan sale, were $839, or .14%. Over the last five years the majority of net charge-offs occurred in the credit card, indirect loan and commercial and industrial (C&I) portfolios. During this five year period the Corporation had net charge-offs of approximately $8.7 million, and these three portfolios represented about 86% of total net charge-offs. In the last three years, steps have been taken to address the net charge-offs in these three portfolios. The Corporation is no longer in the credit card business after selling its portfolio in 2003. The Corporation also substantially curtailed its indirect installment loan business. These loans totaled $20.2 million at December 31, 2005, as compared to $33.1 million at December 31, 2002. This is a decline of $12.9, or 39.0%. The Corporation’s exposure to C&I lending has also stabilized. After rapidly increasing from $47.4 million at December 31, 2002, to $59.1 million at December 31, 2003, this portfolio has stabilized. The C&I balances were at the same level in 2005 at $63.8 million as compared to $64.7 million at December 31, 2004. This type of lending was monitored more closely until the underwriting and credit administration were in place to manage this type of lending.
      In 2005, the level of nonperforming loans increased over the prior year from $4,921 at December 31, 2004 to $6,494 at December 31, 2005. Approximately 80% of these loans are commercial loans. The average balance of these loans is relatively low, and they are well secured, and those that might have collateral deficiencies have either been written down to their estimated collateral value or have had a specific reserve established. Approximately 11% of these loans involve an SBA guarantee. The process to be reimbursed by the SBA for these loans occurs after the collateral has been liquidated and the paperwork has been submitted to the SBA. This process can take many months.
      Potential problem loans are loans that the Corporation monitors very closely for performance and potential deterioration. Potential problem loans declined from $21.6 million at December 31, 2004 to $14.4 million at December 31, 2005. This was accomplished through more aggressive management of potential problem loans. The Corporation’s risk profile is slowly improving with a more disciplined loan underwriting on new credits and improved credit administration.
Allowance for Loan Losses and Provision for Loan Losses Comparison (2004 versus 2003)
      The allowance for loan losses on December 31, 2004 was $7,386, or 1.28% of outstanding loans, compared to $7,730, or 1.46% at year-end 2003. The decline in the allowance for loan losses in 2004 as compared to 2003 reflected improving delinquency, potential problem loan balances and slowly improving economic conditions. The provision charged to operating expense was $1,748 and $2,695 in 2004 and 2003, respectively. Net charge-offs for 2004 were $2,092, as compared to $1,618 for 2003, while net charge-offs as a percentage of average loans outstanding for 2004 was .38%, compared to .31% for 2003. The charge-offs in 2004 were primarily commercial and industrial loans and indirect installment.

Table 10:	Analysis of Allowance for Loan Losses

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$7,386	$7,730	$6,653	$5,890	$5,250
Charge-offs:
Commercial	(1,582)	(1,619)	(1,207)	(738)	(490)
Real Estate Mortgage	(28)	(21)	(1)	(15)	(16)
Home equity lines of credit	(146)	(109)	(22)	—	(9)
Purchased installment	(65)	—	—	—	—
Installment	(435)	(586)	(595)	(889)	(1,078)
Credit cards	—	(5)	(133)	(141)	(145)

Total charge-offs	(2,256)	(2,340)	(1,958)	(1,783)	(1,738)

Recoveries:
Commercial	75	71	87	163	64
Real Estate Mortgage	—	—	—	1	5
Home equity lines of credit	1	1	—	—	9
Purchased installment	3	—	—	—	—
Installment	160	158	219	157	76
Credit cards	5	18	34	25	24

Total recoveries	244	248	340	346	178

Net charge-offs	(2,012)	(2,092)	(1,618)	(1,437)	(1,560)

Provision for loan losses	1,248	1,748	2,695	2,200	2,200

Balance at end of year	$6,622	$7,386	$7,730	$6,653	$5,890

Allocation of Year-end Allowance for Loan Losses

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Commercial	$5,195	$5,436	$5,495	$4,145	$3,750
Real Estate Mortgage	264	161	405	412	363
Home equity lines of credit	216	109	—	—	—
Purchased installment	143	—	—	—	—
Installment	381	700	1,237	1,475	1,351
Unallocated	423	980	593	621	426

Total	$6,622	$7,386	$7,730	$6,653	$5,890

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

      Nonperforming assets at year-end 2005 were $6,926 compared to $5,341 at year-end 2004. This is an increase of $1,585 or 29.7%. This is the result from a net increase in nonaccrual loans of $1,573 and other foreclosed assets in the amount of $12. Nonperforming loans at December 31, 2005 were $6,494 as compared to $4,921 at December 31, 2004. Of the total nonperforming loans, 79.5% were commercial loans, 17.8% were mortgage loans, 2.4% were installment loans and .3% were home equity lines. This compares to 66.2% for commercial loans, 22.7% for mortgage loans, 3.0% for installment loans and 8.1% for home equity lines at year-end 2004.
      Nonperforming loans at December 31, 2005 and 2004 have been charged-down to their estimated collateral values or if required a specific reserve has been established for any collateral shortfall. Substantially all are secured by commercial real estate. Nonperforming loans did not have a material impact on interest income during 2005, 2004 and 2003. The ratio of nonperforming loans to total loans was 1.10% at year-end 2005, as compared to .85% in 2004 and .96% in 2003. There were no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.
      The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to manage the credit risks within the loan portfolio as conditions change. At December 31, 2005 there were no significant industry concentrations of credit risk in the loan portfolio. More information about the loan portfolio is presented in Note 7 to the Consolidated Financial Statements.
Table 11:     Nonperforming Assets

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Commercial loans	$5,129	$3,255	$4,104	$1,213	$546
Real Estate Mortgage	1,182	1,116	821	461	644
Home equity lines of credit	25	400	89	22	13
Purchased installment	—	—	—	—	—
Installment loans	158	150	140	167	113
Total nonperforming loans	6,494	4,921	5,154	1,863	1,316
Other foreclosed assets	432	420	589	22	123

Total nonperforming assets	$6,926	$5,341	$5,743	$1,885	$1,439

Loans 90 days past due accruing interest	$—	$—	$46	$45	$149

Allowance for loan losses to nonperforming loans	102.0%	150.1%	150.0%	357.1%	447.6%

Funding Sources
      The following table shows the various sources of funding for the Corporation:
Table 12:     Funding Sources

	Average Balances Outstanding			Average Rates Paid

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Demand deposits	$92,730	$92,305	$89,928	0.00%	0.00%	0.00%
Interest checking	173,335	174,150	176,430	1.12	0.77	0.72
Savings deposits	101,808	105,883	102,100	0.33	0.30	0.36
Consumer time deposits	179,825	164,421	165,541	3.16	2.57	2.95
Public time deposits	47,145	45,576	48,202	3.29	1.60	1.55
Brokered time deposits	40,942	7,012	—	3.49	2.79	0.00

Total Deposits	635,785	589,347	582,201	1.72	1.16	1.25

Short-term borrowings	19,892	18,013	18,185	3.11	1.14	1.90
FHLB borrowings	61,283	77,760	64,880	3.04	2.68	2.68

Total borrowings	81,175	95,773	83,065	3.06	2.39	2.51

Total Funding	$716,960	$685,120	$665,266	1.87%	1.33%	1.41%

      The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts, and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 12 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2005.
      Average deposit balances grew 7.9% in 2005 compared to increases of 1.2% in 2004 and 5.8% in 2003. The Corporation continues to benefit from a large concentration of low-cost local deposit funding, however these sources declined slightly in 2005 as compared to 2004. Sources such as demand deposit accounts, interest checking accounts and savings accounts comprised 51.3% of the Corporation’s average funding in 2005, as compared to 54.3% and 55.4% in 2004 and 2003 respectively. On an average balance basis, these sources declined by 1.2% in 2005 as compared to 2004, following and increase of 1.1% in 2004 as compared to 2003. These funds had an average yield of .62% in 2005 as compared to .45% in 2004 and .44% in 2003. Included in these funds are the Corporation’s money market accounts. These were much more aggressively priced in 2005 which accounts for the increase in the average cost of these low-cost sources. Although these remain important sources of funds, the Corporation is more dependent, at varying times and amounts, on brokered time deposits, public fund time deposits and borrowings. Average time deposits were $267.9 million, an increase of $50.9 million or 23.5% in 2005 as compared to 2004. This follows an increase of $3.3 million, or 1.5% in 2004 as compared to 2003. The increase in time deposits resulted from increased consumer, brokered and public fund time deposit balances.
      Average borrowings decreased 15.2% in 2005 as compared to an increase of 15.3% in 2004 and an increase of 13.5% in 2003. The Corporation’s borrowings are primarily sweep accounts and Federal Home Loan Bank advances. In 2005 the Corporation increased its use of brokered time deposits and reduced its use of FHLB borrowings. These time deposits are priced comparably to FHLB advances and are not collateral-

ized. These products continue to be an important part of the Corporation’s interest rate risk management strategy. The Corporation expects these trends to continue.
Liquidity
      Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity is achieved by managing the cashflow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2005 the Bank was in compliance with these policy limits.
      In addition to maintaining a stable source of core deposits, the Bank manages adequate liquidity by assuring continual cashflow in the securities portfolio. At December 31, 2005, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $32.3 million and $111.6 million in the next 36 months.
      The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. Table 13 highlights the liquidity position of the Bank including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2005.
Table 13:     Liquidity

	Borrowing	Unused
	Capacity	Capacity

	(Dollars in thousands)
FHLB Cincinnati	$70,559	$16,663
FRB Cleveland	10,945	10,945
Federal Funds Lines	47,750	31,250

Total	$129,254	$58,858

      LNB Bancorp, Inc. is the financial holding company of The Lorain National Bank and conducts no operations. Its only ongoing need for liquidity is the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from The Lorain National Bank. Dividends from The Lorain National Bank are restricted by regulation. At December 31, 2005, the Corporation also had certain short-term investments in the amount of $568 which may be used for dividends and other corporate purposes. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit, but no such agreements were in place and there was no amount outstanding as of December 31, 2005.
Capital Resources
      Shareholders’ equity at year-end 2005 totaled $68,406, compared to $70,574 and $68,135 at year-end 2004 and 2003 respectively. This decrease in 2005 resulted from net income of $6,413, less the payment of dividends of $4,760, less a $1,699 change in comprehensive income, an increase in common stock and additional paid-in capital of $97, less an increase of $2,219 in treasury stock. The comprehensive income change was due to the change in the fair value of securities classified as available for sale and the change in the minimum pension liability. The change in treasury stock is part of a previously disclosed program to buyback up to 5% of the Corporation’s outstanding common shares. The Corporation purchased 125,000 shares pursuant to this plan in 2005.

      Total cash dividends declared in 2005 by the Board of Directors was $4,760 as compared to $4,777 in 2004. In each of the last 20 years, the Board of Directors has approved a regular cash dividend. Any future dividend is subject to Board approval.
      The dividend payout ratio, representing dividends per share divided by earnings per share, was 74.2% and 63.7% for the years 2005 and 2004, respectively. The increase in the dividend payout ratio is above the long-term target ratio established by the Board of Directors, but represents the Corporation’s expectation for the near-term recovery of both revenue and earnings growth.
      At December 31, 2005, the Corporation’s market capitalization was $121.6 million compared to $133.6 million at December 31, 2004. There were 2,152 shareholders of record at December 31, 2005. LNB Bancorp, Inc.’s common stock is traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”
      The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation has consistently maintained the regulatory capital ratios of the Corporation and its bank subsidiary, The Lorain National Bank, above “well capitalized” levels. For further information on capital ratios see Notes 1 and 14 of the Consolidated Financial Statements.
Contractual Obligations and Commitments
      Contractual obligations and commitments of the Corporation at December 31, 2005 are as follows:
Table 14:     Contractual Obligations

	One Year	Two and	Four and	Over Five
	or Less	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Short-term borrowings	$32,616	$—	$—	$—	$32,616
FHLB advances	23,800	20,000	10,000	96	53,896
Operating leases	764	1,408	708	810	3,690
Benefit payments	720	623	896	2,942	5,181
Severance payments	180	247	255	198	880

Total	$58,080	$22,278	$11,859	$4,046	$96,263

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
      The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies are fundamental to the understanding of results of operation and financial conditions. The accounting policies considered to be critical by Management are as follows:

•	Allowance for loan losses
      The allowance for loan losses is an amount that Management believes will be adequate to absorb probable credit losses inherent in the loan portfolio taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is subjective in nature. Loan losses are charged off against the allowance when Management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

      A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by Management are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. The fair value of all loans currently evaluated for impairment is collateral-dependent and therefore the fair value is determined by the fair value of the underlying collateral.
      The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
      The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. Many factors are considered when these grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.
      Specific allowances are established for all classified loans when Management has determined that, due to identified significant conditions, it is probable that a loss has been incurred. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates Management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by Management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.
      Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

•	Pension accounting
      Four key variables are used for calculating the annual pension cost:

1. Size of employee population has stayed more or less stagnant over the last few years, thereby causing pension cost relating to this variable to be more or less the same.

2. Actuarial assumptions are required for mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors do not change over time, so the range of assumptions and their impact on pension expense is generally narrow.

3. Expected long-term rate of return on plan assets are based on the balance in the pension asset portfolio at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the actual long term rate of return on plan assets over time. The expected long-term rate of return is generally held constant so the pattern of income/expense recognition more closely matches the stable pattern of services provided by the employees over the life of pension obligation. At December 31, 2005 the expected long term rate of return on plan asset was 7.50%.

4. A discount rate is used to determine the present value of the future benefit obligations. It reflects the rates available on long-term high quality fixed income debt instruments, reset annually on the measurement date. The discount rate used in 2005 was 5.75%.

•	Income Taxes
      The Corporation’s income tax expense and related current and deferred tax assets and liabilities are presented as prescribed in SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the periodic review and adjustment of tax assets and liabilities based on many assumptions. These assumptions include predictions as to the Corporation’s future profitability, as well as potential changes in tax laws that could impact the deductibility of certain income and expense items. Since financial results could be significantly different than these estimates, future adjustments may be necessary to tax expense and related balance sheet accounts.
Impacts of Recent Accounting Pronouncements
      Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting pronouncements warrants further discussion.

SFAS No. 123(revised) “Share Based Payments”
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share Based Payments. SFAS No. 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
      The Corporation is required to adopt SFAS No. 123R effective as of January 1, 2006. As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees under APB Opinion 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will impact the Corporation’s results of operations. The impact of adoption of SFAS No. 123R cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma earnings in the section titled “Stock-Based Compensation”.

AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation adopted the requirements of SOP 03-3 on January 1, 2005, and the adoption did not have a material impact on the results of operations, financial position, or liquidity.

EITF No 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”
      In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-01 until additional implementation guidance was issued and placed into effect. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) which will be re-titled FSP 115-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. FSP FAS 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.
      FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 did not have a significant impact on the Company’s financial condition or results of operation.

SFAS No. 154 “Accounting Changes and Error Corrections”
      This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Corporation’s results of operations, financial position or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
      The Corporation manages market risk through its Asset/Liability Management Committee (ALCO) at the Bank level. This committee assesses interest rate risk exposure through two primary measures: rate sensitive assets divided by rate sensitive liabilities and earnings-at-risk simulation of net interest income.
      The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the interest rate gap. An institution that has more interest rate sensitive assets than interest rate sensitive liabilities in a given period is said to be asset sensitive or has a positive gap. This means that if interest rates rise a corporation’s net interest income may rise and if interest rates fall its net interest income may decline. If interest sensitive liabilities exceed interest sensitive assets then the opposite impact on net interest income may occur. The usefulness of the gap measure is limited. It is important to know the gross dollars of assets and liabilities that reprice in various time horizons, but without knowing the frequency and basis of the potential rate changes its predictive power is limited. The gap information for the Corporation is presented in Table 15 for the year ended December 31, 2005.
      Two more useful tools are earnings-at-risk simulation and economic value of equity simulation. An earnings at risk analysis is a dynamic modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2005, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase 7.2% and in a -200 basis point shock, net interest income would decrease 10.2%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences, competitive pressures and other factors are likely to produce different results.
      The economic value of equity (EVE) approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2005, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 6.6% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 4.5%.

Table 15:     GAP Analysis

	At December 31, 2005

					After
	1 Year	2-3 Years	4-5 Years	5-15 Years	15 Years	Total

	(Dollars in thousands)
Securities and short-term investments	$32,320	$79,258	$24,710	$18,986	$—	$155,274
Commercial loans	216,430	38,824	31,813	52,888	20,603	360,558
Real estate mortgage loans	32,137	34,791	9,157	2,478	2,804	81,367
Home equity lines of credit	66,134	—	—	—	—	66,134
Purchased installment loans	11,855	23,711	6,457	—	—	42,023
Installment loans	9,232	14,581	8,652	5,878	—	38,343

Total earning assets	$368,108	$191,165	$80,789	$80,230	$23,407	$743,699

Consumer time deposits	$134,801	$50,715	$13,646	$28	$—	$199,190
Public time deposits	32,332	—	—	—	—	32,332
Brokered time deposits	38,526	16,740	—	—	—	55,266
Savings deposits	18,925	37,851	37,852	—	—	94,628
Interest-bearing demand deposits	34,241	68,481	68,481	—	—	171,203
Short-term borrowings	32,616	—	—	—	—	32,616
FHLB advances	23,800	21,863	8,233	—	—	53,896

Total interest-bearing liabilities	$315,241	$195,650	$128,212	$28	$—	$639,131

Cumulative interest rate gap	$52,868	$48,383	$959	$81,161	$104,568	$104,568

RSA/RSL	116.8%	109.5%	100.2%	112.7%	116.4%	—

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2005	2004

	(Dollars in thousands
	except share amounts)
ASSETS
Cash and due from banks	$23,923	$23,123
Federal funds sold and short-term investments	—	3,695
Securities:
Available for sale, at fair value	151,629	145,588
Federal Home Loan Bank and Federal Reserve stock	3,645	4,033

Total securities	155,274	149,621

Loans:
Loans held for sale	2,586	3,067
Portfolio loans	588,425	572,157
Allowance for loan losses	(6,622)	(7,386)

Net loans	584,389	567,838

Bank premises and equipment, net	10,833	11,493
Other real estate owned	432	420
Bank owned life insurance	13,935	13,335
Goodwill and intangible assets, net	3,321	3,801
Accrued interest receivable	3,053	2,594
Other assets	5,961	5,729

Total Assets	$801,121	$781,649

LIABILITIES
Deposits
Demand and other noninterest-bearing	$87,597	$96,280
Savings, money market and interest-bearing demand	265,831	280,169
Certificates of deposit	286,788	229,094

Total deposits	640,216	605,543

Short-term borrowings	32,616	31,619
Federal Home Loan Bank advances	53,896	69,296
Accrued interest payable	2,126	1,172
Accrued taxes, expenses and other liabilities	3,861	3,445

Total Liabilities	732,715	711,075

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at December 31, 2005 and 6,766,867 shares at December 31, 2004	6,772	6,766
Additional paid-in capital	26,334	26,243
Retained earnings	42,945	41,292
Accumulated other comprehensive loss	(2,996)	(1,297)
Treasury stock at cost, 250,694 shares in 2005 and 125,694 shares in 2004	(4,649)	(2,430)

Total Shareholders’ Equity	68,406	70,574

Total Liabilities and Shareholders’ Equity	$801,121	$781,649

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands except share
	and per share amounts)
Interest Income
Loans	$38,145	$32,560	$32,759
Securities:
U.S. Government agencies and corporations	4,487	3,784	4,155
State and political subdivisions	439	459	610
Other debt and equity securities	224	301	296
Federal funds sold and short-term investments	137	120	40

Total interest income	43,432	37,224	37,860
Interest Expense
Deposits:
Certificates of deposit, $100 and over	3,937	1,448	1,447
Other deposits	6,976	5,366	5,814
Federal Home Loan Bank advances	1,862	2,066	1,737
Short-term borrowings	627	222	198

Total interest expense	13,402	9,102	9,196

Net Interest Income	30,030	28,122	28,664
Provision for Loan Losses	1,248	1,748	2,695

Net interest income after provision for loan losses	28,782	26,374	25,969
Noninterest income
Investment and trust services	1,940	2,091	1,762
Deposit service charges	4,219	4,187	4,260
Other service charges and fees	1,895	2,794	3,104
Mortgage banking revenue	959	364	—
Income from bank owned life insurance	600	632	772
Other income	479	592	207

Total fees and other income	10,092	10,660	10,105
Securities gains (losses), net	173	(777)	449
Gain on sale of loans	132	181	236
Gain on sale of credit card portfolio	—	—	832
Gain (loss) on sale of other assets, net	(20)	378	2

Total noninterest income	10,377	10,442	11,624
Noninterest Expense
Salaries and employee benefits	15,057	12,995	13,814
Furniture and Equipment	3,001	2,784	2,517
Net occupancy	1,830	1,633	1,585
Outside services	1,925	1,182	1,441
Marketing and public relations	1,249	1,047	762
Supplies, postage and freight	1,245	1,208	1,137
Telecommunications	1,167	713	540
Ohio Franchise tax	772	729	673
Electronic banking expenses	542	1,257	1,395
Other expense	3,479	2,742	2,603

Total noninterest expense	30,267	26,290	26,467

Income before income tax expense	8,892	10,526	11,126
Income tax expense	2,479	3,051	3,411

Net Income	$6,413	$7,475	$7,715

Net Income Per Common Share
Basic	$0.97	$1.13	$1.17
Diluted	0.97	1.13	1.17
Dividends declared	0.72	0.72	0.70
Average Common Shares Outstanding
Basic	6,612,803	6,631,392	6,605,560
Diluted	6,612,852	6,632,324	6,615,654
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total

	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2002	$4,501	$28,319	$35,639	$1,054	$(2,900)	$66,613
Comprehensive income:
Net income			7,715			7,715
Other comprehensive loss, net of tax:
Minimum pension liability				(381)		(381)
Change in unrealized gains and losses on securities				(1,377)		(1,377)

Total comprehensive income						5,957
Common dividends declared, $.70 per share			(4,626)			(4,626)
Issuance of 722 shares of Treasury Stock					15	15
Issuance of 15,425 common shares under stock option plans	15	174				189
Payment of cash in lieu of fractional shares issued under three-for-two stock split			(13)			(13)
Issuance of 2,250,210 common shares under three-for-two stock split	2,250	(2,250)

Balance, December 31, 2003	$6,766	$26,243	$38,715	$(704)	$(2,885)	$68,135
Comprehensive income:
Net income			7,475			7,475
Other comprehensive loss, net of tax:
Minimum pension liability				(67)		(67)
Change in unrealized gains and losses on securities				(526)		(526)

Total comprehensive income						6,882
Issuance of 23,103 shares of Treasury stock for stock options			(121)		454	333
Issuance of 460 shares of Treasury stock for employee benefit plans					1	1
Common dividends declared, $.72 per share			(4,777)			(4,777)

Balance December 31, 2004	$6,766	$26,243	$41,292	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net income			6,413			6,413
Other comprehensive loss, net of tax:
Minimum pension liability				(129)		(129)
Change in unrealized gains and losses on securities				(1,570)		(1,570)

Total comprehensive income						4,714
Issuance of common stock under employment agreement	6	91				97
Purchase of 125,000 shares of Treasury stock					(2,219)	(2,219)
Common dividends declared, $.72 per share			(4,760)			(4,760)

Balance December 31, 2005	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating Activities
Net income	$6,413	$7,475	$7,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,248	1,748	2,695
Depreciation and amortization	1,776	1,808	1,597
Amortization of premiums and discounts	999	1,006	1,257
Amortization of intangibles	169	130	113
Impairment of goodwill	311	—	—
Amortization of deferred loan fees	297	99	382
Federal deferred income tax expense (benefit)	291	183	(254)
Issuance of stock under employment agreement	97	—	—
Origination of loans held for sale	—	—	(24,544)
Proceeds from the sale of loans held for sale	—	—	28,564
Securities (gains) losses, net	(173)	777	(449)
Net gain from loan sales	(132)	(181)	(236)
Net (gain) loss on sale of other assets	20	(378)	(2)
Net decrease in accrued interest receivable and other assets	(1,582)	(1,919)	(420)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	1,370	(562)	(1,689)

Net cash provided by operating activities	11,104	10,186	14,729

Investing Activities
Proceeds from maturities of held-to-maturity securities	—	1,330	5,859
Proceeds from sales of available-for-sale securities	26,343	34,941	28,488
Proceeds from maturities of available-for-sale securities	4,576	29,537	106,646
Purchase of held-to-maturity securities	—	(16,596)	—
Purchase of available-for-sale securities	(39,198)	(48,928)	(143,250)
Purchase of Federal Home Loan Bank Stock	(210)	(154)	(141)
Sale of Federal Home Loan Bank Stock	598	—	—
Net increase in loans made to customers	(23,529)	(47,587)	(30,132)
Proceeds from the sale of other real estate owned	692	1,185	22
Purchases of bank premises and equipment	(1,191)	(2,604)	(2,057)
Proceeds from sale of bank premises and equipment	55	672	199
Net cash paid in acquisitions	—	(350)	—

Net cash used in investing activities	(31,864)	(48,554)	(34,366)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(8,683)	9,587	5,814
Net increase (decrease) in savings, money market and interest-bearing demand	(14,338)	2,972	(3,419)
Net increase in certificates of deposit	57,694	11,640	12,822
Net increase (decrease) in short-term borrowings	997	16,596	(11,843)
Proceeds from loan sales	4,574	3,329	—
Proceeds from Federal Home Loan Bank advances	148,000	104,256	247,210
Prepayment of Federal Home Loan Bank advances	(163,400)	(106,500)	(224,595)
Cash paid in lieu of fractional shares related to three-for-two split	—	—	(13)
Proceeds from exercise of stock option plans	—	—	189
Purchase of treasury stock	(2,219)	—	—
Redemption of treasury stock	—	334	15
Dividends paid	(4,760)	(4,777)	(4,626)

Net cash provided by financing activities	17,865	37,437	21,554

Net increase (decrease) in cash and cash equivalents	(2,895)	(931)	1,917
Cash and cash equivalents, January 1	26,818	27,749	26,832

Cash and cash equivalents, December 31	$23,923	$26,818	$28,749

Supplemental cash flow information:
Interest paid	12,448	9,376	9,304
Income taxes paid	2,355	2,060	4,194
Transfer of loans to other real estate owned	704	999	589
Transfer of held to maturity securities to available for sale	—	19,909	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation
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

Use of Estimates
      LNB Bancorp Inc. prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP). As such, GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

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

Securities
      Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2005 and December 31, 2004, LNB Bancorp, Inc. did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2005 and December 31, 2004, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of December 31, 2005 and 2004 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
      These stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula. These stocks are recorded at redemption value which approximates fair value.

Loans
      Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Unearned income includes deferred fees net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.
      Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan available for sale. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
      Loans are generally placed on nonaccrual status when they are 90 days past due for interest or principal or when the full and timely collection of interest or principal becomes uncertain. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed against interest income. Generally, a loan is returned to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement and when the collectibility is no longer doubtful.
      A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Allowance for Loan Losses
      The allowance for loan losses is Management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. Management’s determination of the allowance, and the resulting provision, is based on judgments and assumptions, including general economic conditions, loan portfolio composition, loan loss experience, Management’s evaluation of credit risk relating to pools of loan and individual borrowers, sensitivity analysis and expected loss models, value of underlying collateral, and observations of internal loan review staff or banking regulators.
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

Goodwill and Core Deposit Intangibles
      Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Accounting for Certain Financial Institutions”. Goodwill is tested at least annually for impairment.
      Core deposit intangible assets are amortized using the straight-line method over ten years and are subject to annual impairment testing.

Other Real Estate Owned
      Other real estate owned (OREO) represent properties acquired through customer loan default. Real estate and other tangible assets acquired through foreclosure are carried as OREO on the Consolidated Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.

Investment and Trust Services Assets and Income
      Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the Corporation’s financial statements as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.

Income Taxes
      The Corporation and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.

Comprehensive Income
      The Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders’ equity.

Stock-Based Compensation
      The Corporation does not have a broad based stock option incentive plan; however, at December 31, 2005 and 2004 it did have stock option agreements with two individuals. SFAS No. 123 has been adopted for the disclosure of these two stock option agreements. Pro Forma net income, assuming the expensing of the fair value of these options, has been disclosed in Note 17.
      Common stock issued under an employment agreement is charged to expense at the fair value of the common stock issued.

Reclassifications
      Certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

(2)	Earnings Per Share
      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands except
	per share amounts)
Weighted average shares outstanding used in Basic
Earnings Per Share	6,612,803	6,631,392	6,605,560
Dilutive effect of incentive stock options	49	932	10,094

Weighted average shares outstanding used in
Diluted Earnings Per Share	6,612,852	6,632,324	6,615,654

Net Income	$6,413	$7,475	$7,715

Basic Earnings Per Share	$0.97	$1.13	$1.17

Diluted Earning Per Share	$0.97	$1.13	$1.17

(3)	Cash and Due from Banks
      Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $13,116 and $13,406 during 2005 and 2004 respectively. The ending reserve balance on December 31, 2005 was $12,619 and $13,849 on December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Intangibles
      The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows. During 2005 it was determined that goodwill relating to LNB Mortgage, LLC had been impaired and all goodwill relating to this entity in the amount of $311 has been written off.
      The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another Bank. These core deposit intangibles are also tested annually for impairment.
      Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	At December 31,

	2005	2004

	(Dollars in
	thousands)
Core deposit intangibles	$1,288	$1,288
Less: accumulated amortization	1,095	983

Carrying value of core deposit intangibles	$193	$305

      The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at December 31, net of accumulated amortization:

	At December 31,

	2005	2004

	(Dollars in
	thousands)
Goodwill	$2,827	$3,138
Mortgage servicing rights	301	358
Core deposit intangibles	193	305

Total goodwill and intangible assets	$3,321	$3,801

      Amortization expense for intangible assets was $169, $130 and $113 for the years ended December 31, 2005, 2004 and 2003, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2005. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

	Core Deposit	Mortgage Servicing
	Intangibles	Rights	Total

	(Dollars in thousands)
2006	$113	$49	$162
2007	80	45	125
2008	—	42	42
2009	—	39	39
2010	—	36	36
2011 and beyond	—	90	90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Securities
      The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2005 and 2004 follows:

	At December 31, 2005

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,010	$8	$(3,965)	$142,053
State and political subdivisions	9,231	249	(24)	9,456
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	3,645	—	—	3,645

Total Securities	$158,938	$325	$(3,989)	$155,274

	At December 31, 2004

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$131,789	$168	$(2,080)	$129,877
State and political subdivisions	11,148	349	(8)	11,489
Equity securities	3,938	284	—	4,222
Federal Home Loan Bank and Federal Reserve Bank stock	4,033	—	—	4,033

Total Securities	$150,908	$801	$(2,088)	$149,621

      The amortized cost, fair values and weighted average yields of debt securities by contractual maturity date at December 31, 2005 follows:

	At December 31, 2005

						Weighted
	Within	1 to	5 to	After		Average
	1 Year	5 Years	10 Years	10 Years	Total	Yield

	(Dollars in thousands)
U.S. Government agencies and corporations	$17,501	$88,315	$35,416	$4,778	$146,010	3.59%
State and political subdivisions	358	1,554	2,688	4,631	9,231	5.88
Equity securities	52	—	—	—	52	6.00
Federal Home Loan Bank and Federal Reserve Bank stock	3,645	—	—	—	3,645	5.77

Amortized cost	$21,556	$89,869	$38,104	$9,409	$158,938	3.78%

Fair Value	$21,390	$87,357	$37,497	$9,030	$155,274	3.87%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized gains and losses related to securities available for sale for each of the three years ended December 31 follows:

	2005	2004	2003

	(Dollars in thousands)
Gross realized gains	$202	$395	$449
Gross realized losses	(29)	(14)	—
Other than temporary impairment losses	—	(1,158)	—

Net Securities Gains (Losses)	$173	$(777)	$449

Proceeds from the sale of available for sale securities	$26,343	$34,941	$28,488

      U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year. The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $136,143 and $120,297 at December 31, 2005 and 2004, respectively. The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. In 2004, the Corporation reclassified all held to maturity securities to available for sale. This transfer was made recognizing that the primary purpose of the securities portfolio is liquidity. The Corporation does not anticipate classifying any securities as held to maturity in the future. The securities portfolio contained approximately $490 and $539 in non-rated securities of state and political subdivisions at December 31, 2005 and 2004, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $490 and $536 at December 31, 2005 and 2004, respectively. The majority of these non-rated securities are short-term debt issues of local political subdivisions. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2005 and 2004.
      At December 31, 2004, the Corporation recorded a $1,158 pre-tax charge to earnings to recognize other than temporary impairment of the Corporation’s investment in FNMA and FHLMC preferred securities which were subsequently sold in 2005. Management has reviewed the securities portfolio and has determined that there is no other than temporary impairment to their value as of December 31, 2005.
      The following is a summary of securities that had unrealized losses at December 31, 2005. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2005, the total unrealized losses of $3,989 were temporary in nature and due to the current level of interest rates.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized		Unrealized
	Value	Losses	Value	Losses	Fair Value	Losses

	(Dollars in thousands)
U.S. Government agencies and corporations	$29,873	$(451)	$107,153	$(3,514)	$137,026	$(3,965)
State and political subdivisions	—	—	1,170	(24)	1,170	(24)

Total	$29,873	$(451)	$108,323	$(3,538)	$138,196	$(3,989)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Transactions with Related Parties
      The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,

	2005	2004	2003

	(Dollars in thousands)
Amount at beginning of year	$22,399	$23,283	$24,608
Additions (deductions)
New Loans	4,616	9,021	12,145
Repayments	(4,361)	(9,464)	(12,915)
Changes in directors and officers and/or affiliations, net	2,147	(441)	(555)

Amount at end of year	$24,801	$22,399	$23,283

(7)	Loans and Allowance for Loan Losses
      Loan balances at December 31, 2005 and 2004 are summarized as follows:

	At December 31,

	2005	2004

	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$169,007	$137,830
One to four family residential	164,671	170,582
Multi-family residential	4,676	4,348
Non-farm non-residential properties	117,090	135,528
Commercial and industrial loans	63,834	64,740
Personal loans to individuals:
Auto, single payment and installment	71,132	60,855
All other loans	601	1,341

Total loans	591,011	575,224
Allowance for loan losses	(6,622)	(7,386)

Net loans	$584,389	$567,838

      Activity in the allowance for loan losses for 2005, 2004 and 2003 is summarized as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at the beginning of year	$7,386	$7,730	$6,653
Provision for loan losses	1,248	1,748	2,695
Loans charged-off	(2,256)	(2,340)	(1,958)
Recoveries on loans previously charged-off	244	248	340

Balance at the end of year	$6,622	$7,386	$7,730

      In 2005, substandard loans totaling $5.7 million were sold. As a result, loans charged-off include $1,173 from the sale of these loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding impaired loans is as follows:

	At December 31,

	2005	2004	2003

	(Dollars in thousands)
Year-end impaired loans with allowance for loan losses specifically allocated	$6,494	$6,030	$16,329
Amount of allowance specifically allocated to impaired loans	356	1,865	2,272
Average of impaired loans during the year	9,961	7,077	21,742
Interest income recognized during impairment	174	300	258
Nonaccrual loans at year end	6,494	4,921	5,154

(8)	Bank Premises, Equipment and Leases
      Bank premises and equipment are summarized as follows:

	At December 31,

(Dollars in thousands)	2005	2004

Land	$2,322	$2,322
Buildings	10,848	10,503
Equipment	11,656	12,741
Purchased software	2,938	2,648
Leasehold improvements	865	850

Total cost	28,629	29,064
Less: accumulated depreciation and amortization	17,796	17,571

Net bank premises and equipment	$10,833	$11,493

      Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,503 in 2005, $1,460 in 2004 and $1,273 in 2003. Amortization of purchased software charged to noninterest expense amounted to $273 in 2005, $348 in 2004 and $324 in 2003.
      At December 31, 2005, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount

(Dollars in
thousands)
2006	$764
2007	740
2008	668
2009	449
2010	259
2011 and thereafter	810

Total	$3,690

      Rentals paid under leases on Corporation premises and equipment amounted to $663 in 2005, $378 in 2004 and $338 in 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Deposits
      Deposit balances at December 31, 2005 and 2004 are summarized as follows:

	At December 31,

	2005	2004

	(Dollars in thousands)
Demand and other interest-bearing	$87,597	$96,280
Interest checking	171,925	176,314
Savings	93,906	103,855
Consumer time deposits	199,190	167,192
Public time deposits	32,332	39,078
Brokered time deposits	55,266	22,824

Total deposits	$640,216	$605,543

      The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $124,626 and $89,770 at December 31, 2005 and 2004, respectively. Brokered time deposits are included in these totals.
      The maturity distribution of certificates of deposit as of December 31, 2005 follows:

	Within 12	After 12 months but	After 36 months but	After
	months	within 36 months	within 60 months	5 years	Total

	(Dollars in thousands)
Consumer time deposits	$134,801	$50,715	$13,646	$28	$199,190
Public time deposits	32,332	—	—	—	32,332
Brokered time deposits	38,526	16,740	—	—	55,266

Total time deposits	$205,659	$67,455	$13,646	$28	$286,788

(10)	Short-Term Borrowings
      The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2005, the Bank had pledged approximately $12.9 million in qualifying home equity lines of credit, resulting in an available line of credit of approximately $10.9 million. No amounts were outstanding at December 31, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2005.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$16,116	$11,619	$15,023
Interest rate	3.90%	2.23%	0.89%
Average:
Outstanding	$13,960	$14,749	$16,815
Interest rate	2.81%	1.39%	0.99%
Maximum month-end balance	$19,198	$18,997	$26,309

Federal funds purchased
Period End:
Outstanding	$16,500	$20,000	$—
Interest rate	4.45%	2.44%	0.00%
Average:
Outstanding	$5,921	$3,264	$1,370
Interest rate	3.81%	1.48%	1.35%
Maximum month-end balance	$30,000	$20,000	$7,000

(11)	Federal Home Loan Bank Advances
      Federal Home Loan Bank advances amounted to $53,896 and $69,296 at December 31, 2005 and 2004 respectively. All advances are bullet maturities with no call features. At December 31, 2005, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $80,013, $35,439 and $1,000 respectively. The total borrowing capacity of the Bank, at December 31, 2005, was $70,559 with unused collateral borrowing capacity of $16,664. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The following table presents the activity on this line of credit for the three years ended December 31, 2005.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash management advances (CMA) from the Federal Home Loan Bank (FHLB)
Period End:
Outstanding	$—	$—	$15,000
Interest rate	0.00%	0.00%	1.09%
Average:
Outstanding	$12,125	$10,961	$16,600
Interest rate	2.93%	1.16%	1.28%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of FHLB advances outstanding at December 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
FHLB advance — 4.61%, repaid in 2005	$—	$2,230
FHLB advance — 4.40%, repaid in 2005	—	1,500
FHLB advance — 4.36%, repaid in 2005	—	2,100
FHLB advance — 4.44%, repaid in 2005	—	1,000
FHLB advance — 2.06%, repaid in 2005	—	16,000
FHLB advance — 2.21%, repaid in 2005	—	360
FHLB advance — 2.87%, repaid in 2005	—	5,000
FHLB advance — 4.27%, due January 13, 2006	12,801	—
FHLB advance — 4.92%, due April 28, 2006	1,000	1,000
FHLB advance — 2.70%, due June 19, 2006	10,000	10,000
FHLB advance — 2.95%, due January 30, 2007	10,000	10,000
FHLB advance — 3.55%, due November 21, 2007	5,000	5,000
FHLB advance — 3.33%, due February 8, 2008	5,000	5,000
FHLB advance — 3.36%, due March 27, 2009	10,000	10,000
FHLB advance — 3.55%, due January 1, 2014	95	106

Total FHLB advances	$53,896	$69,296

(12)	Income Taxes
      The provision for income taxes consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Income Taxes:
Federal current expense	$2,188	$2,868	$3,661
Federal deferred expense (benefit)	291	183	(254)
State and city expense	—	—	4

Total Income Taxes	$2,479	$3,051	$3,411

      The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income before income taxes in 2005 and 35% to income before income taxes in 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Computed “expected” tax expense	$3,023	$3,685	$3,896
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(136)	(152)	(201)
Tax exempt interest on bank owned life insurance	(204)	(215)	(270)
New markets tax credit	(276)	(225)	—
Other, net	72	(42)	(14)

Total Income Taxes	$2,479	$3,051	$3,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net deferred Federal tax assets are included in other assets on the Consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2005 and 2004 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31,

	2005	2004

	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$2,251	$2,511
Deferred compensation	544	681
Minimum pension liability	297	231
Securities writedown	—	394
Unrealized loss on securities available for sale	1,246	438
Other, net	9	25

Total deferred Federal tax assets	$4,347	$4,280

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(320)	$(488)
FHLB stock dividends	(440)	(450)
Intangible asset amortization	(125)	(157)
Accrued loan fees and costs	(181)	(386)
Deferred charges	(93)	(184)
Prepaid pension	(136)	(147)

Total deferred Federal tax liabilities	(1,295)	(1,812)

Net deferred Federal tax assets	$3,052	$2,468

(13)	Shareholders’ Equity
     Preferred Stock
      The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2005 and 2004, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.

Common Stock
      The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 6,771,867 and 6,766,867 at December 31, 2005 and December 31, 2004, respectively.

Common Stock Repurchase Plan and Treasury Stock
      On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the common stock of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporate purposes. At December 31, 2005 and December 31, 2004, LNB Bancorp, Inc. held 250,694 shares and 125,694 shares of common stock as Treasury Stock under this plan at a total cost of $4,649 and $2,430 respectively. During 2004, 23,563 shares were issued out of Treasury to satisfy employee benefit plan requirements.

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
      The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding LNB Bancorp, Inc. Common Share held as of the close of business on November 6, 2000. One Preferred Share Purchase Right will also be distributed for each Common Share issued after November 6, 2000. Each right entitles the registered holder to purchase from LNB Bancorp, Inc. Units of a new series of Voting Preferred Shares, no par value, at 50% of market value, if a person or group acquires 15% or more of LNB Bancorp, Inc.’s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common share.

LNBB Direct Stock Purchase and Dividend Reinvestment Plan
      The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation did not issue shares pursuant to the Plan in 2005 while 12,538 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2004 while 53,233 shares were purchased in the open market at the current market price.

Dividend Restrictions
      Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years’ retained earnings. At December 31, 2005, approximately $8.6 million of the Bank’s retained earnings was available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The prompt corrective action regulations provide for five categories which in declining order are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically under-capitalized.” To be considered “well capitalized”, an institution must generally have a leverage capital ratio of at least five percent, a Tier I risk-based capital ratio of at least six percent, and a total risk-based capital ratio of at least ten percent.
      Total capital (Tier 1 and Tier 2) amounted to $75.0 million at December 31, 2005, representing 11.39% of net risk-adjusted assets and $75.8 million and 11.72%, respectively, at December 31, 2004. Tier 1 capital of $68.4 million at December 31, 2005 represented 10.38% of risk weighted assets, and $68.4 million and 10.58% at December 31, 2004.
      At December 31, 2005 and 2004, the capital ratios for the Corporation and its wholly-owned subsidiary, The Lorain National Bank, exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of The Lorain National Bank and LNB Bancorp, Inc.’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2005		December 31, 2004

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$74,975	11.39%	$75,814	11.72%
Bank	74,259	11.28	71,931	11.13
Tier 1 capital (risk weighted)
Consolidated	68,383	10.38	68,428	10.58
Bank	63,637	9.67	60,461	9.36
Tier 1 capital (average assets)
Consolidated	68,383	8.57	68,428	9.05
Bank	63,637	7.84	60,461	7.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005		December 31, 2004

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Well Capitalized:
Total capital (risk weighted)
Consolidated	$65,830	10.00%	$64,688	10.00%
Bank	65,828	10.00	64,428	10.00
Tier 1 capital (risk weighted)
Consolidated	39,498	6.00	38,806	6.00
Bank	39,497	6.00	38,757	6.00
Tier 1 capital (average assets)
Consolidated	39,900	5.00	37,806	5.00
Bank	40,582	5.00	38,461	5.00

Minimum Required:
Total capital (risk weighted)
Consolidated	$52,664	8.00%	$51,750	8.00%
Bank	52,662	8.00	51,702	8.00
Tier 1 capital (risk weighted)
Consolidated	26,332	4.00	25,871	4.00
Bank	26,331	4.00	25,838	4.00
Tier 1 capital (average assets)
Consolidated	31,920	4.00	30,244	4.00
Bank	32,465	4.00	30,769	4.00

(15)	Parent Company Financial Information
      LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2005 and 2004, and the condensed statements of income and cashflows for the years ended December 31, 2005, 2004 and 2003 are as follows:

	At December 31,

Condensed Balance Sheets	2005	2004

	(Dollars in thousands)
Assets:
Cash	$568	$207
Short-term investments	—	3,674
Investment in The Lorain National Bank	63,690	62,489
Investment in Charleston Insurance, Inc.	127	91
Other investments	7	116
Note receivable — The Lorain National Bank	4,000	4,000
Other assets	34	34

Total Assets	$68,426	$70,611

Liabilities and Shareholder’s Equity
Other liabilities	$21	$37
Shareholders’ equity	68,405	70,574

Total Liabilities and Shareholders’ Equity	$68,426	$70,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

Condensed Statements of Income	2005	2004	2003

	(Dollars in thousands)
Income
Interest income	$321	$324	$312
Cash dividends from The Lorain National Bank	3,575	4,777	4,626
Other income	72	45	171
Gain on sale of available for sale securities	73	—	—

Total Income	4,041	5,146	5,109

Expenses
Other expenses	341	397	563

Income before income taxes and equity in undistributed net income of subsidiaries	3,700	4,749	4,546
Income tax (benefit) expense	35	7	(27)

Equity in undistributed net income of subsidiary	2,748	2,733	3,142

Net Income	$6,413	$7,475	$7,715

	Year Ended December 31,

Condensed Statements of Cash Flows	2005	2004	2003

	(Dollars in thousands)
Net Income	$6,413	$7,475	$7,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of The Lorain National Bank	(2,748)	(2,733)	(3,142)
Gain on sale of available for sale securities	(73)	—	—
Issuance of common stock under employment agreements	97	—	—
Equity in undistributed net income of non-bank subsidiaries	36	35	53
Net change in other assets and liabilities	(132)	(1,235)	126

Net cash provided by operating activities	3,593	3,542	4,752

Cash Flows from Investing Activities:
Proceeds from sales of available for sale securities	73	—	—

Net cash provided by investing activities	73	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

Condensed Statements of Cash Flows — (continued)	2005	2004	2003

	(Dollars in thousands)
Cash Flows from Financing Activities:
Cash paid in lieu of fractional shares related to stock dividends and stock splits	—	—	(14)
Proceeds from exercise of stock options and shares issued under LNBB Direct Stock Purchase and Dividend Reinvestment Plan	—	1	190
Purchase of treasury stock	(2,219)	—	—
Issuance of treasury stock for stock options	—	333	15
Dividends paid	(4,760)	(4,777)	(4,626)

Net cash used in financing activities	(6,979)	(4,443)	(4,435)

Net increase (decrease) in cash equivalents	(3,313)	(901)	317
Cash and cash equivalents at beginning of year	3,881	4,782	4,465

Cash and cash equivalents at end of year	$568	$3,881	$4,782

(16)	Retirement Pension Plan
      The Bank’s non-contributory defined benefit pension plan (the Plan) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.
      The net periodic pension costs charged to expense amounted to $32 in 2005, $179 in 2004 and $116 in 2003. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2005, 2004, and 2003. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits are accrued under the Plan after December 31, 2002. The losses recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to settlement in the amount of $135, $105 and $20 results from significant lump sum distributions paid in 2005, 2004 and 2003, but not actuarially projected.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$(7,390)	$(7,943)	$(8,415)
Interest cost	(398)	(450)	(477)
Actuarial gain (loss)	111	108	(283)
Settlement loss	(210)	(159)	(157)
Benefits paid	1,546	1,054	1,389

Projected benefit obligation at the end of year	$(6,341)	$(7,390)	$(7,943)

Change in plan assets
Fair value of plan assets at beginning of year	$6,895	$7,227	$7,741
Actual gain on plan assets	269	222	223
Employer contributions	250	500	652
Benefits paid	(1,546)	(1,054)	(1,389)

Fair value of plan assets at end of year	$5,868	$6,895	$7,227

Funded Status
Unrecognized net gain subsequent to transition	$(473)	$(495)	$(716)
Unrecognized actuarial loss	874	678	—
Unrecognized prior service cost	—	—	578

Prepaid Asset (Accrued Liability)	$401	$183	$(138)

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$398	$450	$477
Expected return on plan benefits	(501)	(376)	(381)

Net periodic pension cost (benefit)	(103)	74	96

Loss recognized due to settlement	135	105	20

Total pension costs	$32	$179	$116

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2005, 2004 and 2003

Weighted average discount rate	5.75%	5.75%	5.75%

Expected long-term rate of return on plan assets	7.50%	5.00%	5.00%

Assumed rate of future compensation increases	0.00%	0.00%	0.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amounts recognized in the consolidated balance sheets consist of:

	At December 31,

	2005	2004	2003

	(Dollars in thousands)
Accrued benefit cost	$(473)	$(495)	$(716)
Minimum pension liability	874	678	578

Net amount recognized	$401	$183	$(138)

	Year Ended
	December 31,

	2005	2004	2003

	(Dollars in thousands)
Increase in minimum liability included in other comprehensive income	$129	$67	$381

      The actuarial assumptions used in the pension plan valuation are reviewed annually. The expected long-term rate of return on plan assets is determined as follows. The current weighted average asset allocation for equities and bonds are assigned the 30 year average return on the S&P 500 (net of inflation) and the 30 year average return on government and corporate bonds, respectively. In 2005 these were 5.50% and 3.00%, respectively. An inflation factor is added to this weighted average return to arrive at the 7.50% long-term expected return on plan assets. Although past performance is no guarantee of future results, the Corporation is not aware of any reasons why it should not be able to achieve the assumed future average annual returns of 7.50% over complete market cycles. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

Plan Assets
      The Lorain National Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2005, 2004 and 2003 by asset category are as follows:

	Plan Assets at December 31,

	2005	2004	2003

Asset Category:
Equity securities	61.0%	41.0%	18.0%
Debt securities	38.8	58.0	82.0
Cash and cash equivalents	0.2	1.0	0.0

Total	100.0%	100.0%	100.0%

LNB Bancorp, Inc. common stock to total plan assets	9.7%	9.2%	8.9%

      The investment strategy for 2006 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2006.
      The Lorain National Bank expects to contribute $250 to The Lorain National Bank Retirement Pension Plan in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount

(Dollars in thousands)
2006	$720
2007	312
2008	311
2009	563
2010	333
2011 — 2015	2,942

(17)	Stock Options
      At December 31, 2005 all options under qualified incentive stock option plans had been exercised or had expired.
      At December 31, 2005, the Corporation had nonqualified stock option agreements with two executives granted in 2005. The number of options and the exercise prices for these nonqualified incentive options outstanding as of December 31, 2005, were 30,000 options at an exercise price of $19.17 and 2,500 options at an exercise price of $16.50. The average remaining contractual life of these nonqualified incentive stock options is 9.1 years and 9.5 years respectively. The vesting of the 30,000 options is in equal amounts on the first, second and third year anniversaries of the grant date. The vesting of the 2,500 options is on the first anniversary of the grant date. The stock options granted to these two individuals are not yet vested or exercisable. The expected life of the all stock options is 10 years from the date that the option vests. At December 31, 2005 all options were not vested.
      The activity in stock options outstanding for the three years ended December 31, 2005 follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	21,939	$19.39	50,960	$16.69	46,318	$23.29
Granted	32,500	18.96	10,000	19.60	—	—
Forfeited	(21,939)	19.39	(15,918)	14.09	(3,092)	12.31
Exercised	—	—	(23,103)	14.09	(15,425)	12.31
Stock dividend or split	—		—		23,159	15.52

Outstanding at end of year	32,500	$18.96	21,939	$19.39	50,960	$16.69

Exercisable at end of year	—	$—	21,939	$19.39	50,960	$16.69

      Had compensation cost for the Corporation’s stock-based compensation plans been determined consistent with SFAS No. 123, net income and net income per share would have been as summarized below. No stock based compensation, as defined by the provisions of Statement of Financial Accounting Standards No. 123; “Accounting for Stock Based Compensation” was generated under any of the Corporation’s stock-based benefit plans during 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the options granted in 2005 and 2004 were estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004

Risk free interest rate	4.23%	4.35%
Dividend yield	5.00	3.67
Volatility	32.57	14.61
      The table below shows the pro Forma net income effect, if the fair value of these stock options were expensed.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands except
	per share amounts)
Net Income as reported	$6,413	$7,475	$7,715
Add: Stock-based compensation,
net of tax, as reported	62	—	—
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(123)	(23)	—

Pro forma net income	$6,352	$7,452	$7,715

Pro forma net income per share:
Basic — as reported	$0.97	$1.13	$1.17
Basic — pro forma	0.96	1.12	1.17
Diluted — as reported	0.97	1.13	1.17
Diluted — pro forma	0.96	1.12	1.17

(18)	Employee Stock Ownership Plan
      The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved. No contributions were made to this plan in 2005, 2004 and 2003. Under the terms of the ESOP agreement, the Corporation’s common stock is to be the Plan’s primary investment.

(19)	401(k) Plan
      The Bank adopted the The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — The Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2005, 2004 or 2003.
      Under provisions of the Plan, a participant can contribute a percentage of their compensation to the Plan. The Bank makes a non-discretionary 50% contribution to match each employee’s contribution. The Bank’s match is limited to the first six percent of an employee’s wage. The Plan uses the contributions of the Corporation to purchase LNB Bancorp, Inc. common stock. Effective January 1, 2001, the Plan permits the investment of plan assets, contributed by employees, among different funds.
      The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $252, $221, and $425, in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management’s credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
      A summary of the contractual amount of commitments at December 31, 2005 follows:

Amount

(Dollars
in
thousands)
Commitments to extend credit	$78,514
Home equity lines of credit	52,913
Standby letters of credit	4,384

Total	$135,811

      Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2005 and 2004, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2005 and 2004.
     Limitations
      Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
      Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2005 and 2004 are summarized as follows:

	At December 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-term investments	$23,923	$23,923	$26,818	$26,818
Securities	155,274	155,274	149,621	149,621
Portfolio loans, net	581,803	578,773	564,771	574,662
Loans held for sale	2,586	2,586	3,067	3,067
Bank owned life insurance	13,935	13,935	13,335	13,335
Accrued interest receivable	3,053	3,053	2,594	2,594
Financial liabilities
Deposits:
Demand, savings and money market	353,428	353,428	376,449	376,449
Certificates of deposit	286,788	286,788	229,094	229,094

Total deposits	640,216	640,216	605,543	605,543

Short-term borrowings	32,616	32,616	31,619	31,619
Federal Home Loan Bank advances	53,896	52,945	69,296	68,757
Accrued interest payable	2,126	2,126	1,172	1,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year

	(Dollars in thousands, except per share amounts)
2005
Total interest income	$10,052	$10,555	$11,095	$11,730	$43,432
Total interest expense	2,720	2,998	3,625	4,059	13,402
Net interest income	7,332	7,557	7,470	7,671	30,030
Provision for loan losses	399	399	300	150	1,248
Net interest income after provision for loan losses	6,933	7,158	7,170	7,521	28,782
Noninterest income	2,927	2,639	2,608	2,203	10,377
Noninterest expense	7,671	8,472	6,764	7,360	30,267
Income tax	618	473	857	531	2,479
Net income	1,571	852	2,157	1,833	6,413
Basic earnings per share	0.24	0.13	0.33	0.27	0.97
Diluted earnings per share	0.24	0.13	0.33	0.27	0.97
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

	First	Second	Third	Fourth	Full Year

	(Dollars in thousands, except per share amounts)
2004
Total interest income	$8,952	$9,036	$9,451	$9,785	$37,224
Total interest expense	2,106	2,185	2,310	2,501	9,102
Net interest income	6,846	6,851	7,141	7,284	28,122
Provision for loan losses	525	425	399	399	1,748
Net interest income after provision for loan losses	6,321	6,426	6,742	6,885	26,374
Noninterest income	2,879	2,612	3,003	1,948	10,442
Noninterest expense	5,975	6,263	6,760	7,292	26,290
Income tax	969	795	911	376	3,051
Net income	2,256	1,980	2,074	1,165	7,475
Basic earnings per share	0.34	0.30	0.31	0.18	1.13
Diluted earnings per share	0.34	0.30	0.31	0.18	1.13
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

      During the second quarter of 2005, the Corporation recorded expenses totaling $1,218 associated with the recruitment of senior management, severance costs, a goodwill impairment charge related to the Corporation’s subsidiary LNB Mortgage, LLC and the write-off of several telecommunications contracts. During the fourth quarter of 2004, the Corporation recorded an other than temporary impairment charge on an investment security that reduced noninterest income by $1,258.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LNB Bancorp, Inc.:
      We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Cleveland, Ohio
March 13, 2006

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
      None

Item 9a.	Controls and Procedures

1.	Disclosure Controls and Procedures
      The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2005, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that LNB Bancorp, Inc.’s disclosure controls and procedures as of December 31, 2005 were (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and the chief financial officer by others within those entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.	Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
      The Management of LNB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over its financial reporting. LNB Bancorp, Inc.’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      LNB Bancorp, Inc.’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, Management determined that at December 31, 2005, the Corporation’s internal control over financial reporting was effective. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG LLP has issued an attestation report, which is included herein, regarding Management’s assessment.

Daniel E. Klimas	Terry M. White
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LNB Bancorp, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LNB Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LNB Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
Cleveland, Ohio
March 13, 2006

Changes in Internal Control Over Financial Reporting
      No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information
      Not Applicable.
PART III
Item 10.     Directors, Executive Officers, Promoters and Control Persons of the Registrant
      Information regarding the executive officers of the Corporation is set forth in Part I, Item 4 of this Form 10-K. Other information required to be included under this item is incorporated by reference herein from the information about our directors provided in the section captioned “Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors provided in the section captioned “Committees of the Board” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC.
      The Corporation has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on the Corporation’s website at www.4lnb.com. The Corporation intends to post on its website all disclosures that are required by law or Nasdaq national market listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics. Shareholders may request a copy of the Code of Business Conduct and Ethics by written request directed to LNB Bancorp, Inc., Attention: Corporate Secretary, 457 Broadway, Lorain, OH 44052.
Item 11.     Executive Compensation
      The information required by this item is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC.
Item 12.     Security Ownership of Certain Beneficial Owners and Management
      The information about security ownership of certain beneficial owners and management required by this item is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2005:
Equity Compensation Plan Table

			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights(1)	warrants and rights	in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$—	0
Equity compensation plans not approved by security holders(2)	32,500	$18.96	60,000

Total	32,500	$18.96	60,000

(1)	Consists of common shares of the Corporation covered by outstanding options.

(2)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Mr. Klimas has an option to purchase 30,000 shares which vest in 10,000 increments on the first, second and third anniversaries of the date of grant. Mr. Klimas’ employment agreement also contemplates that he will be issued options to purchase 30,000 shares on each of the first and second anniversaries of the commencement of his employment. Mr. Soltis has an option to purchase 2,500 shares which vest on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant. The 30,000 shares awarded to Mr. Klimas have an exercise price of $19.17, and the 2,500 shares awarded Mr. Soltis have an exercise price of $16.50. The remaining contractual terms of the options are 10 years from the date of vesting.
Item 13.     Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC.
Item 14.     Principal Accounting Fees and Services
      The information required by this item is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm date March 6, 2006, appear on pages 37 through 68 of this annual report on Form 10-K:

(1) Financial Statements
                Consolidated Balance Sheets
                December 31, 2005 and 2004
                Consolidated Statements of Income for the Years Ended
                December 31, 2005, 2004 and 2003
                Consolidated Statements of Shareholders’ Equity for the Years
                Ended December 31, 2005, 2004 and 2003
                Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2005, 2004 and 2003
                Notes to Consolidated Financial Statements for the Years
                Ended December 31, 2005, 2004 and 2003
                Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 Regulation S-K
                Reference is made to the Exhibit Index which is found on page 74 of this Form 10-K.
      (b) the following exhibits required by Item 601 of Regulation S-K are filed as part of this report:
           Form 10-K Exhibit Index

Exhibit Index

S-K
Reference
Number		Exhibit

3	(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation.
3	(b)	LNB Bancorp, Inc. Amended Code of Regulations.
10	(a)*	Form of Stock Appreciation Right Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.
10	(b)*	LNB Bancorp, Inc. 2005 Management Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed December 22, 2005.
10	(c)*	LNB Bancorp, Inc. 2006 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 8-K filed December 22, 2005.
10	(d)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan. Incorporated by reference from Exhibit 10.3 of the Corporation’s Form 8-K filed December 22, 2005.
10	(e)*	Employment Agreement, dated June 20, 2005, between LNB Bancorp, Inc. and Richard E. Lucas. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.
10	(f)*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.
10	(g)*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s annual report Form 10-K for the fiscal year ended December 31, 2004.
10	(h)	Asset Purchase Agreement by and between LNB Mortgage, LLC., The Lorain National Bank and Mortgage One Services, Inc. dated July 1, 2004. Incorporated by reference herein from Exhibit 2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
10	(i)	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.
10	(j)*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.
10	(k)*	Employment Agreement by and between Terry M. White and LNB Bancorp, Inc, and The Lorain National Bank dated January 23, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.
10	(l)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10	(m)	Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.
10	(n)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000.
10	(o)	Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000.
10	(p)	Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000.
10	(q)*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999.

S-K
Reference
Number		Exhibit

10	(r)	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000.
10	(s)	Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997.
10	(t)*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996.
10	(u)	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996.
10	(v)	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996.
10	(w)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004.
21.1		Subsidiaries of LNB Bancorp, Inc.
23.1		Consent of KPMG, LLP.
31.1		Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer, dated March 13, 2006 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
31.2		Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer, dated March 13, 2006 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
32.1		Section 1350 Certification of Chief Executive Officer, dated March 13, 2006 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
32.2		Section 1350 Certification of Chief Financial Officer, dated March 13, 2006 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

* Management contract, compensatory plan or arrangement

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

Terry M. White
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Daniel P. Batista	Director	March 13, 2006

/s/ Robert M. Campana Robert M. Campana	Director	March 13, 2006

/s/ Terry D. Goode Terry D. Goode	Director	March 13, 2006

/s/ James F. Kidd James F. Kidd	Vice Chairman and Director	March 13, 2006

/s/ David M. Koethe David M. Koethe	Director	March 13, 2006

/s/ Kevin C. Martin Kevin C. Martin	Director	March 13, 2006

/s/ Benjamin G. Norton Benjamin G. Norton	Director	March 13, 2006

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 13, 2006

John W. Schaeffer, M.D.	Director	March 13, 2006

Eugene M. Sofranko	Director	March 13, 2006

Stanley G. Pijor	Director	March 13, 2006

/s/ Lee C. Howley Lee C. Howley	Director	March 13, 2006

/s/ Donald F. Zwilling Donald F. Zwilling	Director	March 13, 2006

/s/ James R. Herrick James R. Herrick	Director	March 13, 2006

/s/ Daniel E. Klimas Daniel E. Klimas	Director and Chief Executive Officer	March 13, 2006

/s/ Terry M. White Terry M. White	Chief Financial Officer	March 13, 2006