Form 10-Q
period 2006-03-31
LNB BANCORP INC
filed 2006-05-09
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio	34-1406303
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052 - 1769
(Address of principal executive offices)	(Zip Code)
(440) 244-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
The number of common shares of the registrant outstanding on April 30, 2006 was 6,478,673.

LNB Bancorp, Inc.

Part I Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income (unaudited) For the three months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the three months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2006 and March 31, 2005

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II Other Information

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits.
EX-31(I)(A) 302 CERTIFICATION FOR CEO
EX-31(I)(B) 302 CERTIFICATION FOR CFO
EX-32(A) 906 CERTIFICATION FOR CEO
EX-32(B) 906 CERTIFICATION FOR CFO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks	$25,081	$23,923
Federal funds sold and short-term investments	—	—
Securities:
Available for sale, at fair value	158,004	151,629
Federal Home Loan Bank and Federal Reserve Stock	3,121	3,645

Total securities	161,125	155,274

Loans:
Loans held for sale	2,599	2,586
Portfolio loans	588,226	588,425
Allowance for loan losses	(6,568)	(6,622)

Net loans	584,257	584,389

Bank premises and equipment, net	11,413	10,833
Other real estate owned	608	432
Bank owned life insurance	14,161	13,935
Goodwill and intangible assets, net	3,279	3,321
Accrued interest receivable	3,275	3,053
Other assets	6,894	5,961

Total Assets	$810,093	$801,121

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand and other noninterest-bearing	$87,997	$87,597
Savings, money market and interest-bearing demand	275,304	265,831
Certificates of deposit	310,755	286,788

Total deposits	674,056	640,216

Short-term borrowings	21,901	32,616
Federal Home Loan Bank advances	41,093	53,896
Accrued interest payable	2,153	2,126
Accrued taxes, expenses and other liabilities	3,501	3,861

Total Liabilities	742,704	732,715

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at March 31, 2006 and December 31, 2005	6,772	6,772
Additional paid-in capital	26,346	26,334
Retained earnings	43,235	42,945
Accumulated other comprehensive loss	(3,491)	(2,996)
Treasury shares at cost, 293,194 shares at March 31, 2006 and 250,694 shares at December 31, 2005	(5,473)	(4,649)

Total Shareholders’ Equity	67,389	68,406

Total Liabilities and Shareholders’ Equity	$810,093	$801,121

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$10,078	$8,833
Securities:
U.S. Government agencies and corporations	1,339	1,019
State and political subdivisions	103	114
Other debt and equity securities	52	50
Federal funds sold and short-term investments	36	36

Total interest income	11,608	10,052

Interest Expense
Deposits:
Certificates of deposit, $100 and over	1,370	683
Other deposits	2,434	1,447
Federal Home Loan Bank advances	400	501
Short-term borrowings	201	89

Total interest expense	4,405	2,720

Net Interest Income	7,203	7,332
Provision for Loan Losses	150	399

Net interest income after provision for loan losses	7,053	6,933

Noninterest Income
Investment and trust services	509	517
Deposit service charges	968	908
Other service charges and fees	451	461
Mortgage banking revenue	—	370
Income from bank owned life insurance	145	193
Other income	46	161

Total fees and other income	2,119	2,610
Securities gains, net	—	180
Gains on sale of loans	—	132
Gains on sale of other assets, net	2	5

Total noninterest income	2,121	2,927

Noninterest Expense
Salaries and employee benefits	3,578	3,978
Furniture and equipment	737	733
Net occupancy	478	517
Outside services	419	309
Marketing and public relations	391	307
Supplies, postage and freight	298	371
Telecommunications	199	312
Ohio Franchise tax	232	182
Electronic banking expenses	145	123
Other expense	732	839

Total noninterest expense	7,209	7,671

Income before income tax expense	1,965	2,189
Income tax expense	517	618

Net Income	$1,448	$1,571

Net Income Per Common Share
Basic	$0.22	$0.24
Diluted	0.22	0.24
Dividends declared	0.18	0.18
Average Common Shares Outstanding
Basic	6,504,981	6,641,173
Diluted	6,504,981	6,641,173
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands except share and per share amounts)
Balance, January 1, 2005	$6,767	$26,243	$41,292	$(1,297)	$(2,430)	$70,575
Comprehensive income:
Net Income			1,571			1,571
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				(2,595)		(2,595)

Total comprehensive income						(1,024)
Common dividends declared, $.18 per share			(1,195)			(1,195)

Balance, March 31, 2005	$6,767	$26,243	$41,668	$(3,892)	$(2,430)	$68,356

Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			1,448			1,448
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(495)		(495)

Total comprehensive income						953
Share-based compensation expense, net of tax		12				12
Purchase of 42,500 shares of Treasury Stock					(824)	(824)
Common dividends declared, $.18 per share			(1,158)			(1,158)

Balance, March 31, 2006	$6,772	$26,346	$43,235	$(3,491)	$(5,473)	$67,389

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Operating Activities
Net income	$1,448	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	399
Depreciation and amortization	413	470
Amortization of premiums and discounts	68	167
Amortization of intangibles	39	44
Amortization of deferred loan fees	101	81
Federal deferred income tax benefit	(230)	(98)
Net gain from loan sales	—	(132)
Securities gains, net	—	(180)
Net gains on sale of other assets	—	(5)
Net decrease in accrued interest receivable and other assets	(1,254)	(565)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	(332)	1,214

Net cash provided by operating activities	403	2,966

Investing Activities
Proceeds from sales of available-for-sale securities	—	4,448
Purchase of available-for-sale securities	(9,989)	(5,582)
Proceeds from maturities of available-for-sale securities	2,797	5,897
Purchase of Federal Home Loan Bank Stock	(46)	(42)
Redemption of Federal Home Loan Bank Stock	570	—
Net increase in loans made to customers	(415)	(8,886)
Proceeds from the sale of other real estate owned	118	50
Purchase of bank premises and equipment	(633)	(271)
Proceeds from sale of bank premises and equipment	—	10

Net cash used in investing activities	(7,598)	(4,376)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	400	(2,521)
Net increase (decrease) in savings, money market and interest-bearing demand	9,474	(6,643)
Net increase in certificates of deposit	23,967	12,719
Net decrease in short-term borrowings	(10,715)	(9,275)
Proceeds from loan sales	—	4,549
Proceeds from Federal Home Loan Bank advances	16,000	12,000
Prepayment of Federal Home Loan Bank advances	(28,803)	(5,832)
Share-based compensation expense, net of tax	12	—
Purchase of treasury stock	(824)	—
Dividends paid	(1,158)	(1,195)

Net cash provided by financing activities	8,353	3,802

Net increase in cash and cash equivalents	1,158	2,392
Cash and cash equivalents, January 1	23,923	26,818

Cash and cash equivalents, March 31	$25,081	$29,210

Supplemental cash flow information
Interest paid	$4,424	$2,041
Income taxes paid	—	—
Transfer of loans to other real estate owned	318	270

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
     Securities
Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of March 31, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of March 31, 2006 and December 31, 2005 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
     Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
These stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula. These stocks are recorded at redemption value which approximates fair value.
     Loans
Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.
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
     Stock-Based Compensation
The Corporation does not have a broad based stock option incentive plan; however, at March 31, 2006 and December 31, 2005 it did have stock option agreements with two individuals. The Corporation also issued Stock Appreciation Rights (SARS) on January 20, 2006 to 8 employees. SFAS No. 123 has been adopted for the disclosure of these two stock option agreements and the SARS.
Common stock issued in 2005 under an employment agreement was charged to expense at the fair value of the common stock issued.
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	6,504,981	6,641,173
Dilutive effect of incentive stock options	—	—

Weighted average shares outstanding used in Diluted Earnings Per Share	6,504,981	6,641,173

Net Income	$1,448	$1,571

Basic Earnings Per Share	$0.22	$0.24

Diluted Earnings Per Share	$0.22	$0.24

All outstanding options were anti-dilutive at March 31, 2006 and March 31, 2005.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $12,654 for the first three months of 2006 and $13,116 during 2005. The required ending reserve balance on March 31, 2006 was $14,500 and $12,619 on December 31, 2005.
(4) Goodwill and Intangible Assets
The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows. During 2005 it was determined that goodwill relating to LNB Mortgage, LLC had been impaired and all goodwill relating to this entity in the amount of $311 was written off.

The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles are tested annually for impairment.
Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Core deposit intangibles	$1,288	$1,288
Less: accumulated amortization	1,124	1,095

Carrying value of core deposit intangibles	$164	$193

The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at March 31, 2006 and December 31, 2005 net of accumulated amortization:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Goodwill	$2,827	$2,827
Mortgage servicing rights	288	301
Core deposit intangibles	164	193

Total goodwill and intangible assets	$3,279	$3,321

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2006 and December 31, 2005 follows:

		At March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$153,083	$—	$(4,632)	148,451
State and political subdivisions	9,284	186	(37)	9,433
Equity securities	52	68		120
Federal Home Loan Bank and Federal Reserve Bank stock	3,121	—	—	3,121

Total Securities	$165,540	$254	$(4,669)	$161,125

		At December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,010	$8	$(3,965)	$142,053
State and political subdivisions	9,231	249	(24)	9,456
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	3,645	—	—	3,645

Total Securities	$158,938	$325	$(3,989)	$155,274

There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At March 31, 2006, the total unrealized losses of $4,669 were temporary in nature due to the current level of interest rates.
(6) Loans and Allowance for Loan Losses
Loan balances at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial	$366,525	$363,144
Real estate mortgage	79,586	81,367
Home equity lines of credit	66,172	66,134
Purchased installment	38,056	42,023
Installment	40,486	38,343

Total Loans	590,825	591,011
Allowance for loan losses	(6,568)	(6,622)

Net Loans	$584,257	$584,389

Activity in the allowance for loan losses for the period ended March 31, 2006 and March 31, 2005 is summarized as follows:

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Balance at the beginning of period	$6,622	$7,386
Provision for loan losses	150	399
Loans charged-off	(295)	(298)
Recoveries on loans previously charged-off	91	58

Balance at end of period	$6,568	$7,545

Nonaccrual loans at March 31, 2006 were $6,481, as compared to $6,494 at December 31, 2005, and $6,586 at March 31, 2005.
(7) Stock Options and Stock Appreciation Rights
At March 31, 2006 and December 31, 2005, the Corporation had nonqualified stock option agreements with two executives granted in 2005 and 2006. On January 20, 2006 the Corporation issued 30,000 Stock Appreciation Rights (SARS) to 8 employees. The expense recorded as of March 31, 2006 was $18.5 for SARS and $17.6 for stock options. The number of options or SARS and the exercise prices for these nonqualified incentive options or SARS outstanding as of March 31, 2006 follows:

	Year Issued
	2005	2005	2006	2006
Type	Option	Option	Option	SARS
Number of Options	2,500	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$19.00
Number of Options Vested	—	10,000	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.90%
Dividend yield	4.36%	3.76%	3.77%	3.73%
Volatility	18.48%	17.30%	17.66%	17.70%
Expected Life — years	6	7	7	7
A summary of the status of stock options at March 31, 2006, and changes during the quarter then ended, is presented in the table below:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual Term
	Shares	Price per Share	(Years)
Options outstanding, December 31, 2005	32,500	$18.96
Granted	30,000	19.10
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, March 31, 2006	62,500	$19.03	6.96

Options vested and exercisable, March 31, 2006	10,000	$19.17	7.00

In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards for the period ended March 31, 2005:

Three Months Ended
March 31, 2005
(Dollars in thousands except per share amounts)
Net Income as reported	$1,571
Add: Stock-based compensation, net of tax, as reported	—
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	—

Pro forma net income	$1,571

Pro forma net income per share:
Basic — as reported	$0.24
Basic — pro forma	0.24
Diluted — as reported	0.24
Diluted — pro forma	0.24

(8) Deposits
Deposit balances at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Demand and other noninterest-bearing	$87,997	$87,597
Interest checking	80,294	77,297
Savings	90,737	93,906
Money market accounts	104,273	94,628
Consumer time deposits	209,451	199,190
Public time deposits	55,372	32,332
Brokered time deposits	45,932	55,266

Total deposits	$674,056	$640,216

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $140,073 and $124,626 at March 31, 2006 and December 31, 2005, respectively. Brokered time deposits totaling $45,932 and $55,266 at March 31, 2006 and December 31, 2005, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of March 31, 2006 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$135,507	$61,026	$12,915	$3	209,451
Public time deposits	51,972	3,400	—	—	55,372
Brokered time deposits	30,439	15,493	—	—	45,932

Total time deposits	$217,918	$79,919	$12,915	$3	$310,755

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2006, the Bank had pledged approximately $12.3 million in qualifying home equity lines of credit, resulting in an available line of credit of approximately $10.4 million. No amounts were outstanding at March 31, 2006 or December 31, 2005.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Securities sold under agreements to repurchase	$16,901	$16,116
Federal funds purchased	5,000	16,500

Total short-term borrowings	$21,901	$32,616

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $41,093 and $53,896 at March 31, 2006 and December 31, 2005 respectively. All advances are bullet maturities with no call features. At March 31, 2006, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $79,407, $35,439 and $1,000 respectively. The maximum borrowing capacity of the Bank, at March 31, 2006, was $69,064 with unused collateral borrowing capacity of $27,971. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There were no outstanding balances under the CMA at March 31, 2006.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
FHLB advance - 4.27%, repaid in 2006	$—	$12,801
FHLB advance - 4.92%, due April 28, 2006	1,000	1,000
FHLB advance - 2.70%, due June 19, 2006	10,000	10,000
FHLB advance - 2.95%, due January 30, 2007	10,000	10,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	93	95

Total FHLB advances	$41,093	$53,896

(11) Commitments, Credit Risk, and Contingencies
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
A summary of the contractual amount of commitments at March 31, 2006 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$79,491
Home equity lines of credit	57,116
Standby letters of credit	4,738

Total	$141,345

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
LNB Bancorp, Inc. (the “Corporation”) is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from its subsidiary, The Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie and western Cuyahoga counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2006. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2005 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
Forward-Looking Statements
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
Critical Accounting Policies and Estimates
The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Corporation follows general practices within the banking industry and application of these principles requires the Corporation’s management (“Management”) to make assumptions, estimates and judgments that affect the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements.
The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies are fundamental to the understanding of results of operation and financial conditions. Management no longer deems pension accounting to be a critical accounting estimate.
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
Specific allowances are established for all classified loans when Management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor from these loans. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates Management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by Management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.
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
New Accounting Pronouncements
Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting pronouncements warrants further discussion.
     SFAS No. 123 (revised) “Share Based Payments”
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share Based Payments. SFAS No. 123R requires the Corporation to expense share-based payments, including employee stock options, based on their fair value. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption. The Corporation adopted SFAS No. 123R effective as of January 1, 2006. As permitted by SFAS No. 123, the Corporation elected the “modified prospective” method. Accordingly, the impact of the adoption of SFAS No. 123R’s fair value method is included in the Corporation’s results of operations. The adoption of SFAS No. 123R did not have a material impact on the Corporation’s results of operations, financial position or liquidity.
EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for the forecasted recovery of fair value up to (or beyond) the cost of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the accounting requirements of EITF 03-01 until additional implementation guidance was issued and placed into effect. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) which will be re-titled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF 03-01 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. FSP FAS 115-1 replaces guidance in EITF 03-01 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.
FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation had consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 did not have a material impact on the Corporation’s results of operations, financial position or liquidity.
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

Summary of Earnings (Dollars in thousands except per share data)
Net income for the first quarter 2006 was $1,448 or $.22 per diluted share. This compares to $1,571 or $.24 per diluted share for the first quarter 2005. This is a decrease in net income of $123 or 7.8% from the same period 2005. The return on average assets and return on average equity for the first quarter of 2006 were .73% and 8.47%, respectively, compared to .82% and 9.01%, respectively, for the first quarter 2005. The decline in net income in the first quarter is primarily attributable to a decline in net interest income and noninterest revenue. Net interest income for the three months ended March 31, 2006 was $7,203, and the net interest margin was 3.89%. This compares to net interest income of $7,332, and a net interest margin of 4.09% for the first quarter 2005. Management attributes the decline in net interest margin to the flat yield curve, the competitive local environment for deposits and a shift from low-cost deposit funding to higher-cost money market and time deposit accounts. Noninterest income was $2,121 for the first quarter 2006 compared to $2,927 for the same period 2005. This was a decline of $806, or 27.5%. The decline was due in part to the fact that noninterest income in the first quarter 2005 included $370 of revenue from LNB Mortgage, LLC. During the fourth quarter of 2005 the Corporation made a strategic decision to close LNB Mortgage, LLC which eliminated this revenue as well as the expenses related to its generation. The decline in noninterest income was also attributable, in part, to the fact that the first quarter 2005 also included non-recurring gains on the sale of assets of $317. Noninterest expense was $7,209 for the first quarter 2006 or a decline of $462 from the same period 2005, due primarily to a decrease of $400 in salaries and benefits.
Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 76.9% of the revenues for the three months ended March 31, 2006. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. Net interest income is affected by changes in the volumes, rates and the composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005
Net interest income was $7,203 for the first quarter 2006 as compared to $7,332 during the same quarter 2005. This was a decrease of $129 or 6.1%. Adjusting for tax-exempt income, consolidated net interest income for the first quarter 2006 and 2005 was $7,251 and $7,386 respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.89% for the three months ended March 31, 2006 compared to 4.09% for the three months ended March 31, 2005.
The yield on average earning assets was 6.29% in the first quarter as compared to 5.64% for the same period last year. While the yield on earning assets was up 65 basis points, the yield on average portfolio loans was up only 39 basis points for the first quarter 2006. That translates to 6.93% for the first quarter 2006 from 6.56% for the same period 2005. This was due to competitive pressure on new and renewing loans and the flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 2.78% in the first quarter as compared to 1.82% for the same period 2005. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts. Further impacting this was competition in the market. Historically, there has been some lag in deposit rate adjustments as interest rates rise. In the first quarter, competition dictated almost a one-for-one adjustment of deposit rates to national market interest rate increases.
Average earning assets increased $25,106, or 3.5%, to $751,537 for the first quarter 2006 as compared to $726,431 for the first quarter 2005. Overall, average portfolio loans increased $17,424 or 3.0% over the same period 2005. The increase was primarily in commercial loans which averaged $360,409 for the quarter ending March 31, 2006 as compared to $348,379 for the same quarter 2005. In addition, home equity lines of credit, and installment loans increased by 7.9% and 18.8%, respectively, while real estate mortgage loans decreased 15.4%. The Corporation has re-established the mortgage lending operation in the Bank, but the volume generated in the first quarter was not sufficient to slow the runoff that has been occurring in recent quarters. With this renewed sales effort, mortgage loans are expected to increase slightly in future quarters.
Average interest-bearing liabilities increased $35,504, or 5.9%, to $642,058 for the first quarter 2006 as compared to $606,554 for the first quarter 2005. Historically interest-bearing demand and savings accounts have provided a stable low-cost source of funds for the Corporation. However on an average balance basis, these two sources declined $19,200, or 10.2% in the first quarter 2006 to $169.0 million from $188.2 at December 31, 2005. In general these accounts migrated to money market accounts and to consumer time deposits. These two categories increased $5,266 and $38,993 respectively, as compared to the first quarter 2005. In some cases, this migration increased the cost of these existing accounts by more than 400 basis points. The Corporation was also somewhat more dependent on wholesale funding in the first quarter. Wholesale funding is defined as brokered time deposits, public time deposits, short-term borrowings and FHLB borrowings. These funding sources averaged $167,329 in the first quarter 2006 and had an average cost of 3.99%. In the first quarter 2005, they averaged $156,884, and had an average cost of 2.79%. The cost of public time deposits and short-term borrowings are particularly sensitive to short-term national market rates because of their short duration.
Table 1 displays the components of net interest income for the three months ended March 31, 2006 and 2005. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
               Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended March 31,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$148,530	$1,391	3.80%	$136,924	$1,069	3.17%
State and political subdivisions	9,497	151	6.45%	11,632	168	5.86%
Federal funds sold and short-term investments	3,622	36	4.03%	5,411	36	2.70%
Commercial loans	360,409	6,578	7.40%	348,379	5,486	6.39%
Real estate mortgage loans	79,839	1,226	6.23%	94,421	1,457	6.26%
Home equity lines of credit	65,851	1,159	7.14%	62,354	832	5.41%
Purchased installment loans	40,743	427	4.25%	27,409	255	3.77%
Installment loans	43,046	688	6.48%	39,901	803	8.16%

Total Earning Assets	$751,537	$11,656	6.29%	$726,431	$10,106	5.64%

Allowance for loan loss	(6,596)			(7,517)
Cash and due from banks	22,252			25,258
Bank owned life insurance	14,060			13,451
Other assets	23,300			23,340

Total Assets	$804,553			$780,963

Liabilities and Shareholders’ Equity
Interest-bearing demand	$78,371	$103	0.53%	$84,029	$42	0.20%
Savings deposits	90,676	76	0.34%	104,218	78	0.30%
Money market accounts	98,271	675	2.79%	93,005	328	1.43%
Consumer time deposits	207,411	1,905	3.72%	168,418	1,194	2.88%
Brokered time deposits	50,077	487	3.94%	30,144	236	3.18%
Public time deposits	48,736	557	4.64%	41,700	252	2.45%
Short-term borrowings	20,375	199	3.96%	15,039	89	2.40%
FHLB advances	48,141	403	3.40%	70,001	501	2.90%

Total Interest-Bearing Liabilities	$642,058	$4,405	2.78%	$606,554	$2,720	1.82%

Noninterest-bearing deposits	87,662			98,062
Other liabilities	5,494			5,640
Shareholders’ Equity	69,339			70,707

Total Liabilities and Shareholders’ Equity	$804,553			$780,963

Net interest Income (FTE)		$7,251	3.91%		$7,386	4.12%
Taxable Equivalent Adjustment		(48)	-0.02%		(54)	-0.03%

Net Interest Income Per Financial Statements		$7,203			$7,332

Net Yield on Earning Assets			3.89%			4.09%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between March 31, 2006 and March 31, 2005. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense 2006 and 2005
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$103	$219	$322
State and political subdivisions	(29)	12	(17)
Commercial loans	214	878	1,092
Real estate mortgage loans	(225)	(6)	(231)
Home equity lines of credit	59	268	327
Purchased installment loans	128	44	172
Installment loans	45	(160)	(115)

Total Interest Income	295	1,255	1,550

Interest-bearing demand	(8)	69	61
Savings deposits	(7)	5	(2)
Money market accounts	34	313	347
Consumer time deposits	321	390	711
Brokered time deposits	168	83	251
Public time deposits	72	233	305
Short-term borrowings	44	66	110
FHLB advances	(144)	46	(98)

Total Interest Expense	480	1,205	1,685

Net Interest Income (FTE)	$(185)	$50	$(135)

Consolidated net interest income (FTE) for the first quarter 2006 and 2005 was $7,251 and $7,386 respectively. This represents a decrease of $135 or 1.8%. Of this decrease, $185 was due to volume decreases. This was offset by an increase of $50 due to rate increases.
Interest income increased $1,550 for the first quarter 2006 as compared to the same period 2005. 81.0% of this growth in interest income was due to rate increases. For the same period, interest expense increased $1,685 with 71.5% of the increase attributable to rate increases. While rising rates remain a benefit to the Corporation, the previously discussed competitive pressures resulted in only a $50 benefit from rising rates, while the deposit mix changes in the first quarter as compared to the same period 2005 resulted in a $185 reduction in net interest income due to volume decreases. This has resulted in a net decline in net interest income of $135.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Investment and trust services	$509	$517
Deposit service charges	968	908
Electronic banking fees	364	366
Mortgage banking revenue	—	370
Income from bank owned life insurance	145	193
Other income	133	256

Total fees and other income	2,119	2,610
Securities gains, net	—	180
Gains on sale of loans	—	132
Gains on sale of other assets	2	5

Total noninterest income	$2,121	$2,927

     Three Months Ended March 31, 2006 as compared to the Three Months Ended March 31, 2005
Noninterest income was $2,121 for the first quarter 2006, a decrease of $806 as compared to $2,927 for the same period 2005. Investment and trust services, and electronic banking fees for the first quarter 2006 approximated the first quarter 2005 with an overall decrease of $10 or 1.1%. Deposit service charges increased $60 or 6.6% over the same period 2005. The first quarter 2006 produced approximately $85 more in overdraft fees than the first quarter 2005. Management attributes this to the growth in the number of new checking accounts. During the fourth quarter 2005, the Corporation made a strategic decision to shut down the operations of LNB Mortgage, LLC as a separate business entity. This strategic change eliminated the type of mortgage fees that had been generated by LNB Mortgage, LLC resulting in a $370 decline in mortgage banking revenue. Income from bank owned life insurance (BOLI) decreased $48 or 24.8% in the first quarter of 2006 from the period ended March 31, 2005. Several older bank owned life insurance policies were reviewed in the second quarter 2005, and changes were made to allow dividends to be applied to the payment of the premiums rather than to accumulate additional death benefits. The current quarter BOLI revenue is comparable to recent quarters. Other income was $133 for the first quarter 2006 and compared to $256 for the same period 2005. This is a decrease of $123. The first quarter 2005 other income included $86 attributable to commercial loan placement fees; there were none of these fees during the first quarter 2006. There were no sales of loans and securities during the first quarter 2006. During the same period 2005, security gains were $180, and gains of $132 were recorded for the sale of two commercial loans.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$3,578	$3,978
Furniture and equipment	737	733
Net occupancy	478	517
Outside services	419	309
Marketing and public relations	391	307
Supplies and postage	298	371
Telecommunications	199	312
Ohio Franchise tax	232	182
Electronic banking expense	145	123
Other expense	732	839

Total noninterest expense	$7,209	$7,671

     Three Months Ended March 31, 2006 as compared to the Three Months Ended March 31, 2005
Noninterest expense was $7,209 for the three months ended March 31, 2006 as compared to $7,671 for the same period 2005. This is a decrease of $462 or 6.0%. During the fourth quarter 2005, the Corporation made a strategic decision to shut down the operations of LNB Mortgage, LLC as a separate business entity and absorb mortgage lending into the operations of the Bank. As a result, $540 of operating expense which was present in the first quarter 2005 was eliminated.
Salaries and employee benefits during the first quarter 2006 decreased $400 or 10.1% from the same period 2005. Several items were present during the period ended March 31, 2005 which did not affect the same period 2006. Among those items were the elimination of the LNB Mortgage, LLC salaries and employee benefits of $362. In addition, a signing bonus of $115 was paid to the new CEO during the first quarter 2005. Eliminating these items from this comparison, the first quarter 2006 would have approximated the same period 2005 with an increase of 1.9%. This is attributable to the addition of personnel as a result of the initiatives related to market expansion into eastern Lorain County and into Cuyahoga County.
Furniture and equipment expense for the first quarter 2006 approximated the same period 2005 with an increase of $4, or less than 1%. While depreciation decreased $33, this was offset by an increase of $28 for software maintenance.
Net occupancy expense decreased $39 or 7.5% for the period ended March 31, 2006 as compared to the same period 2005. This was primarily attributable to the elimination of expenses related to LNB Mortgage, LLC. In addition, snow plowing expense decreased $59 for the first quarter 2006 as compared to the same period 2005, as a result of the mild winter in 2006 and the Corporation’s renegotiation of this contract.
Outside services includes professional services such as consultant fees and outside audit and compliance fees. This expense increased $110 or 35.6% for the first quarter 2006 over the first quarter 2005.

Compliance and internal audit expense accounted for $61 of this increase. Prior to the second quarter 2005 these functions were internal. This was outsourced beginning in the second quarter 2005. In addition, there were increases of $51 over the prior period primarily due to legal fees.
Marketing and public relations expense was $391 and $307 for the first quarters of 2006 and 2005, respectively. This is an increase of $84 or 27.4%. This was the result of increased media advertising for deposits and higher production costs.
Supplies and postage decreased $73 for the first quarter 2006 from $371 for the first quarter 2005. Stronger controls were placed on the purchase of office supplies during 2006 resulting in increased accountability. This was partially offset by an increase of $10 for postage as a result of continued direct mail advertising.
Telecommunications expense decreased $113 or 36% for the first quarter 2006 as compared to the same period 2005. During 2004, the Bank began to upgrade of its voice and data telecom systems to provide enhanced service and reliability. This project was completed during 2005. Expenses related to this upgrade were included in the first quarter 2005.
Ohio Franchise tax increased $50 or 27.5% over the first quarter 2005. This is an equity based tax paid by the Corporation and its subsidiaries. In 2006, the Bank and its subsidiary, North Coast Community Development Corporation, are paying higher franchise tax based on equity accumulation.
Electronic banking expense was $145 and $123 for the first quarters of 2006 and 2005, respectively. This is an increase of $22 or 17.9% This increase is primarily the result of increased fees associated with bank-issued debit cards, which is attributable to the growth experienced in the number of new checking accounts.
Other expense decreased $107 or 12.8% for the first quarter 2006 as compared to the first quarter 2005. This decrease was primarily the result of a single charge-off for an ATM loss of $82 during the first quarter 2005. In addition, Director fees increased $32 in the first quarter 2006 as compared to the first quarter 2005. This increase is due to the addition of two Directors in 2005 and to changes in the compensation program for Directors in the second quarter 2005, which included changing the compensation from one based on a per meeting fee to a retainer based program, and providing for increased compensation for the Chairman and committee chairmen. Offsetting this increase was a reduction from the first quarter 2005 of $40 in bank insurance premiums and personnel expense consisting of employee training and procurement, professional meetings and dues, and business meals and entertainment.
     Income taxes
The Corporation recognized tax expense of $517 during the first quarter 2006 and $618 for the same period 2005. Income taxes decreased $101, or 16.3%, for the three months ended March 31, 2006 versus the three months ended March 31, 2005. The Corporation’s effective tax rate was 26.3% for the first quarter 2006 as compared to 28.2% for the same period 2005. The reduction in tax expense is the result of a 10.2% decline in pretax income and a higher level of new markets tax credit being generated by North Coast Community Development. In the first quarter these credit were $69 as compared to $56 in the first quarter 2005.

Balance Sheet Analysis
     Overview
The Corporation’s assets at March 31, 2006 were $810,093 as compared to $801,093 at December 31, 2005. This is an increase of $8,972 or 1.1%. Total securities increased $5,851 or 3.8% over December 31, 2005 while the portfolio level remained consistent with that at December 31, 2005. Total deposits at March 31, 2006 were $647,056 as compared to $640,216 at December 31, 2005. Total interest-bearing liabilities were $649,054 as compared to $639,131.
     Securities
The distribution of the Corporation’s securities portfolio at March 31, 2006 and December 31, 2005 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 50.3% U.S. Government agencies, 43.7% U.S. agency mortgage backed securities, and 6.0% municipal securities. Other securities represent less than 1% of the portfolio and consist of Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2006 the securities portfolio had a net temporary unrealized loss of $4,415, representing 2.74% of the total amortized cost of the Bank’s securities. During the first three months of 2006, portfolio activity consisted of purchases of U.S. Government agency securities in the amount of $7,000, U.S. agency mortgage backed securities of $3,000 and municipals of $50. There were no sales during the first quarter 2006.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$177,401	$169,007
One to four family residential	166,150	164,671
Multi-family residential	5,408	4,676
Non-farm non-residential properties	113,106	117,090
Commercial and industrial loans	64,896	63,834
Personal loans to individuals:
Auto, single payment and installment	63,864	71,132
All other loans	—	601

Total loans	590,825	591,011

Allowance for loan losses	(6,568)	(6,622)

Net loans	$584,257	$584,389

Total portfolio loans at March 31, 2006 were $590,825 which approximated total portfolio loans at December 31, 2005 of $591,011. At March 31, 2006, commercial loans represented 61.9% of total loans. Commercial loans held for sale at March 31, 2006 were $2,599. Consumer loans, consisting of installment loans and home equity loans, comprised 24.5% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area consisting primarily of high quality car loans.
Real estate mortgages comprise 13.5% of total portfolio loans. These loans decreased $1.8 million, or 2.2%, for the period ended March 31, 2006 as compared to December 31, 2005. The Corporation has begun to originate new real estate mortgage loans for the portfolio so the portfolio should begin to stabilize and grow in future quarters.
     Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Three Months Ended March 31,
	2006			2005
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$78,371	13.66%	0.53%	$84,029	16.11%	0.20%
Savings deposits	90,676	15.81%	0.34%	104,218	19.98%	0.30%
Money market accounts	98,271	17.13%	2.79%	93,005	17.83%	1.43%
Consumer time deposits	207,411	36.16%	3.72%	168,418	32.29%	2.88%
Brokered time deposits	50,077	8.73%	3.94%	30,144	5.78%	3.18%
Public time deposits	48,736	8.51%	4.64%	41,700	8.01%	2.45%

Total Deposits	$573,542	100.00%	2.78%	$521,514	100.00%	1.82%

Total deposits at March 31, 2006 were $674,056, an increase of $33.8 million, or 5.3% over December 31, 2005. Demand deposits and certificates of deposit represented the largest changes in total deposits. Core deposits, which consist of deposits other than purchased deposits were $572,810 at March 31, 2006. Wholesale deposits consisting of brokered time deposits and public time deposits were $101,247 at March 31, 2006.
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
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2006, the Corporation had $21,901 of short-term borrowings. This was a decrease of $10.7 million, or 32.9% from December 31, 2005. Long-term borrowings for the Corporation were at $41,093, a decrease of $12.8 million or 23.8% from December 31, 2005.

Maturities of long-term borrowings are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q.
     Regulatory Capital
The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $67,389 at March 31, 2006. This is a decrease of 1.5% from December 31, 2005. Net income increased total shareholders’ equity by $1,448. The factors decreasing total shareholders’ equity in the first quarter of 2006 were cash dividends payable to shareholders of $1,158, a $495 increase in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities as interest rates have increased, a $12 increase for share-based payment arrangements, net of tax, and the repurchase of 42,500 shares of Corporation common stock at a cost of $953. The Corporation currently holds 293,194 shares of common stock as treasury stock at a cost of $5,473.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. Under Federal banking regulations, at March 31, 2006 and December 31, 2005, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of March 31, 2006, the Corporation had repurchased an aggregate of 167,500 shares under this program.
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
Credit quality was stable for the three months ended March 31, 2006 as compared to the same period 2005. General economic conditions have contributed to improved credit quality, but a more stringent and defined credit review policy has been the driving force for the stable credit quality.
     Nonperforming Assets
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven.
Nonperforming loans at March 31, 2006 were $6,481, a decrease of $13 from December 31, 2005. Of this total, $5,415 were commercial loans. These are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At March 31, 2006, specific reserves on these loans totaled $408 as compared to $356 specifically reserved at December 31, 2005. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At March 31, 2006, potential problem loans were $14,203 as compared to $14,440 at December 31, 2005.
Table 7 sets forth nonperforming assets for the period ended March 31, 2006 and December 31, 2005.
Table 7: Nonperforming Assets

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$5,415	$5,129
Real estate mortgage	938	1,182
Home equity lines of credit	15	25
Purchased installment	—	—
Installment loans	113	158

Total nonperforming loans	6,481	6,494
Other foreclosed assets	608	432

Total nonperforming assets	$7,089	$6,926

Nonperforming loans to total loans	1.20%	1.17%
Nonperforming assets to total assets	0.88%	0.86%

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three months ended March 31, 2006 and March 31, 2005.
Other foreclosed assets of $608 as of March 31, 2006 is comprised of $68 construction and land development, $69 1-4 family residential properties and $471 nonfarm nonresidential properties. This compares to $211 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2005.
Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$6,622	$7,386
Charge-offs:
Commercial	(87)	(169)
Real estate mortgage	(41)	—
Home equity lines of credit	(25)	—
Purchased installment	(26)	—
Installment	(65)	(129)
Credit cards	—	—
DDA overdrafts	(51)	—

Total charge-offs	(295)	(298)

Recoveries:
Commercial	—	15
Real estate mortgage	1	—
Home equity lines of credit	—	1
Purchased installment	—	—
Installment	31	41
Credit cards	1	1
DDA overdrafts	58	—

Total Recoveries	91	58

Net Charge-offs	(204)	(240)

Provision for loan losses	150	399

Balance at end of period	$6,568	$7,545

The allowance for loan losses at March 31, 2006 was $6,568 or 1.12%, of outstanding loans, compared to $7,545 or 1.30% of outstanding loans at March 31, 2005. The provision charged to expense was $150 for the three months ended March 31, 2006 and $399 for the same period 2005. The allowance for loan losses was 101.35% and 108.51% of nonperforming loans at March 31, 2006 and 2005, respectively.
Direct deposit account overdrafts were charged to the allowance for loan losses for the first quarter 2006. These charges were previously expensed directly to noninterest expense. The net charge off of these accounts as of March 31, 2006 is a net recovery of $7. The overdraft charge-offs for the three months ended March 31, 2005 was a net recovery of $21, and $36 in net charge-offs for the entire year of 2005.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2006, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $546, or 7.58%, and in a -200 basis point shock, net interest income would decrease $715, or 9.93%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At September 30, 2005, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 8.71%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.30%.

ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2006 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the quarter ended March 31, 2006.

			(c)	(d)
			Total number of	Maximum number
			shares (or units)	of shares (or units)
	(a)		purchased as	that may yet be
	Total number of	(b)	part of publicly	purchased under
	shares (or units)	Average price paid	announced plans	the plans
Period	purchased	per share (or unit)	or programs	or programs
January 1 - 31, 2006	—	n/a	—	207,000
February 1 - 28, 2006	35,000	$19.44	35,000	172,000
March 1 - 31, 2006	7,500	$19.25	7,500	164,500

Total	42,500	$19.40	42,500	164,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of March 31, 2006, the Corporation had repurchased an aggregate of 167,500 shares under this program.

Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: May 9, 2006	/s/ Terry M. White

Terry M. White
Chief Financial Officer (Duly Authorized Officer, and Principal Financial Officer)

Date: May 9, 2006	/s/ Sharon L. Churchill

Sharon L. Churchill, CPA
Controller (Duly Authorized Officer, and Principal Accounting Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 of Regulation S-K

Exhibit

31(i)(a)	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31(i)(b)	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32(a)	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.