Form 10-Q
period 2006-06-30
LNB BANCORP INC
filed 2006-08-04
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1406303 (I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio (Address of principal executive offices)	44052 — 1769 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of common shares of the registrant outstanding on July 31, 2006 was 6,453,673.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets June 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income (unaudited) For the three and six months ended June 30, 2006 and June 30, 2005

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the six months ended June 30, 2006 and June 30, 2005

Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2006 and June 30, 2005

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II — Other Information

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks	$22,857	$23,923
Federal funds sold and short-term investments	—	—
Securities:
Available for sale, at fair value	160,951	151,629
Federal Home Loan Bank and Federal Reserve Stock	3,162	3,645

Total securities	164,113	155,274

Loans:
Loans held for sale	2,425	2,586
Portfolio loans	598,511	588,425
Allowance for loan losses	(6,568)	(6,622)

Net loans	594,368	584,389

Bank premises and equipment, net	12,054	10,833
Other real estate owned	1,572	432
Bank owned life insurance	14,302	13,935
Goodwill and intangible assets, net	3,237	3,321
Accrued interest receivable	3,542	3,053
Other assets	7,578	5,961

Total Assets	$823,623	$801,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and other noninterest-bearing	$85,890	$87,597
Savings, money market and interest-bearing demand	281,696	265,831
Certificates of deposit	310,430	286,788

Total deposits	678,016	640,216

Short-term borrowings	22,542	32,616
Federal Home Loan Bank advances	50,091	53,896
Accrued interest payable	2,729	2,126
Accrued taxes, expenses and other liabilities	3,387	3,861

Total Liabilities	756,765	732,715

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at June 30, 2006 and December 31, 2005	6,772	6,772
Additional paid-in capital	26,358	26,334
Retained earnings	43,708	42,945
Accumulated other comprehensive loss	(4,067)	(2,996)
Treasury shares at cost, 318,194 shares at June 30, 2006 and 250,694 shares at December 31, 2005	(5,913)	(4,649)

Total Shareholders’ Equity	66,858	68,406

Total Liabilities and Shareholders’ Equity	$823,623	$801,121

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$10,448	$9,302	$20,526	$18,135
Securities:
U.S. Government agencies and corporations	1,422	1,052	2,761	2,071
State and political subdivisions	103	112	206	226
Other debt and equity securities	49	52	101	102
Federal funds sold and short-term investments	27	37	63	73

Total interest income	12,049	10,555	23,657	20,607

Interest Expense
Deposits:
Certificates of deposit, $100 and over	1,584	820	2,954	1,503
Other deposits	2,727	1,590	5,160	3,037
Federal Home Loan Bank advances	335	483	735	984
Short-term borrowings	207	105	409	194

Total interest expense	4,853	2,998	9,258	5,718

Net Interest Income	7,196	7,557	14,399	14,889
Provision for Loan Losses	165	399	315	798

Net interest income after provision for loan losses	7,031	7,158	14,084	14,091

Noninterest Income
Investment and trust services	546	555	1,055	1,072
Deposit service charges	1,142	1,052	2,110	1,960
Other service charges and fees	489	480	940	941
Mortgage banking revenue	—	355	—	725
Income from bank owned life insurance	142	116	287	309
Other income	58	93	104	254

Total fees and other income	2,377	2,651	4,496	5,261
Securities gains, net	—	(6)	—	174
Gains on sale of loans	—	—	—	132
Gains (losses) on sale of other assets, net	—	(6)	2	(1)

Total noninterest income	2,377	2,639	4,498	5,566

Noninterest Expense
Salaries and employee benefits	3,638	4,260	7,216	8,238
Furniture and equipment	753	802	1,490	1,535
Net occupancy	451	449	929	966
Outside services	435	521	854	830
Marketing and public relations	367	298	758	605
Supplies, postage and freight	303	273	601	644
Telecommunications	171	417	370	729
Ohio Franchise tax	197	200	429	382
Electronic banking expenses	161	141	306	264
Other expense	715	1,111	1,447	1,950

Total noninterest expense	7,191	8,472	14,400	16,143

Income before income tax expense	2,217	1,325	4,182	3,514
Income tax expense	578	473	1,095	1,091

Net Income	$1,639	$852	$3,087	$2,423

Net Income Per Common Share
Basic	$0.25	$0.13	$0.48	$0.36
Diluted	0.25	0.13	0.48	0.36
Dividends declared	0.18	0.18	0.36	0.36
Average Common Shares Outstanding
Basic	6,475,651	6,642,390	6,477,154	6,641,789
Diluted	6,475,651	6,642,393	6,477,292	6,641,790
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2005	$6,767	$26,243	$41,291	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net Income			2,423			2,423
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				(385)		(385)

Total comprehensive income						2,038
Issuance of common stock under employment agreement	5	91				96
Common dividends declared, $.36 per share			(2,392)			(2,392)

Balance, June 30, 2005	$6,772	$26,334	$41,322	$(1,682)	$(2,430)	$70,316

Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			3,087			3,087
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(1,071)		(1,071)

Total comprehensive income						2,016
Share-based compensation expense, net of tax		24				24
Purchase of 42,500 shares of Treasury Stock					(1,264)	(1,264)
Common dividends declared, $.36 per share			(2,324)			(2,324)

Balance, June 30, 2006	$6,772	$26,358	$43,708	$(4,067)	$(5,913)	$66,858

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Operating Activities
Net income	$3,087	$2,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	315	798
Depreciation and amortization	839	970
Amortization of premiums and discounts	145	363
Amortization of intangibles	81	88
Impairment of goodwill	—	311
Amortization of deferred loan fees	137	182
Federal deferred income tax benefit	(773)	(358)
Issuance of stock under employment agreement	—	95
Net gain from loan sales	—	(132)
Securities gains, net	—	(180)
Share-based compensation expense, net of tax	24	—
Net (gain)/loss on sale of other assets	—	1
Net decrease in accrued interest receivable and other assets	(1,753)	(597)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	192	2,113

Net cash provided by operating activities	2,294	6,077

Investing Activities
Proceeds from sales of available-for-sale securities	—	9,240
Purchase of available-for-sale securities	(26,295)	(15,581)
Proceeds from maturities of available-for-sale securities	15,186	5,897
Purchase of Federal Home Loan Bank Stock	(87)	(106)
Redemption of Federal Home Loan Bank Stock	570	—
Net increase in loans made to customers	(12,429)	(12,268)
Proceeds from the sale of other real estate owned	856	367
Purchase of bank premises and equipment	(1,495)	(576)
Proceeds from sale of bank premises and equipment	—	10

Net cash used in investing activities	(23,694)	(13,017)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(1,707)	(2,464)
Net increase (decrease) in savings, money market and interest-bearing demand	15,866	(7,398)
Net increase in certificates of deposit	23,642	43,136
Net decrease in short-term borrowings	(10,074)	(18,378)
Proceeds from loan sales	—	4,549
Proceeds from Federal Home Loan Bank advances	26,000	21,500
Prepayment of Federal Home Loan Bank advances	(29,805)	(28,335)
Purchase of treasury stock	(1,264)	—
Dividends paid	(2,324)	(2,392)

Net cash provided by financing activities	20,334	10,218

Net increase (decrease) in cash and cash equivalents	(1,066)	3,278
Cash and cash equivalents, January 1	23,923	26,818

Cash and cash equivalents, June 30	$22,857	$30,096

Supplemental cash flow information
Interest paid	$9,185	$5,718
Income taxes paid	1,968	961
Transfer of loans to other real estate owned	1,653	383
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
(1) Summary of Significant Accounting Policies
     Basis of Presentation
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiaries, The Lorain National Bank (the “Bank”) and Charleston Insurance Agency, Inc. Charleston Title Agency, LLC, a 49%-owned subsidiary, is accounted for under the equity method. The consolidated financial statements also include the accounts of North Coast Community Development Corporation and LNB Mortgage, LLC which are wholly-owned subsidiaries of the Bank. All intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates
LNB Bancorp Inc. prepares its financial statements in conformity with U.S. generally accepted accounting principles (GAAP). As such, GAAP requires the Corporation’s management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.
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
     Securities
Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of June 30, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of June 30, 2006 and December 31, 2005 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. No awards are currently outstanding under the plan; however, at June 30, 2006 and December 31, 2005 the Corporation did have stock option agreements with two individuals outside of the 2006 Stock Incentive Plan.. The Corporation also issued Stock Appreciation Rights (SARS) on January 20, 2006 to 8 employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SARS.
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
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	6,475,651	6,642,390	6,477,154	6,641,789
Dilutive effect of incentive stock options	—	—	138	—

Weighted average shares outstanding used in Diluted Earnings Per Share	6,475,651	6,642,390	6,477,292	6,641,789

Net Income	$1,639	$852	$3,087	$2,423

Basic Earnings Per Share	$0.25	$0.13	$0.48	$0.36

Diluted Earnings Per Share	$0.25	$0.13	$0.48	$0.36

The dilutive effect of incentive stock options for the six months ended June 30, 2006 was 138. All outstanding options were anti-dilutive for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2005.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $12,971 for the six months of 2006 and $13,116 during 2005. The required ending reserve balance on June 30, 2006 was $12,901 and $12,619 on December 31, 2005.
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
Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Core deposit intangibles	$1,288	$1,288
Less: accumulated amortization	1,152	1,095

Carrying value of core deposit intangibles	$136	$193

The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at June 30, 2006 and December 31, 2005 net of accumulated amortization:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Goodwill	$2,827	$2,827
Mortgage servicing rights	274	301
Core deposit intangibles	136	193

Total goodwill and intangible assets	$3,237	$3,321

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2006 and December 31, 2005 follows:

	At June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$156,899	$—	$(5,401)	$151,498
State and political subdivisions	9,287	124	(79)	9,332
Equity securities	52	69	—	121
Federal Home Loan Bank and Federal Reserve Bank stock	3,162	—	—	3,162

Total Securities	$169,400	$193	$(5,480)	$164,113

	At December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,010	$8	$(3,965)	$142,053
State and political subdivisions	9,231	249	(24)	9,456
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	3,645	—	—	3,645

Total Securities	$158,938	$325	$(3,989)	$155,274

There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At June 30, 2006, the total unrealized losses of $5,480 were temporary in nature due to the current level of interest rates.

(6) Loans and Allowance for Loan Losses
Loan balances at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Commercial	$374,721	$363,144
Real estate mortgage	81,219	81,367
Home equity lines of credit	66,402	66,134
Purchased installment	39,002	42,023
Installment	39,592	38,343

Total Loans	600,936	591,011
Allowance for loan losses	(6,568)	(6,622)

Net Loans	$594,368	$584,389

Activity in the allowance for loan losses for the period ended June 30, 2006 and June 30, 2005 is summarized as follows:

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Balance at the beginning of period	$6,622	$7,386
Provision for loan losses	315	798
Loans charged-off	(560)	(511)
Recoveries on loans previously charged-off	191	120

Balance at end of period	$6,568	$7,793

Nonaccrual loans at June 30, 2006 were $6,279, as compared to $6,494 at December 31, 2005, and $7,233 at June 30, 2005.
(7) Stock Options and Stock Appreciation Rights
At June 30, 2006 and December 31, 2005, the Corporation had nonqualified stock option agreements with two executives granted in 2005 and 2006. On January 20, 2006 the Corporation issued 30,000 Stock Appreciation Rights (SARS) to 8 employees. The expense recorded as of June 30, 2006 was $32.1 for SARS and $37.0 for stock options. The number of options or SARS and the exercise prices for these nonqualified incentive options or SARS outstanding as of June 30, 2006 follows:

	Year Issued
	2005	2005	2006	2006
Type	Option	Option	Option	SARS
Number of Options	2,500	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$19.00
Number of Options Vested	2,500	10,000	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	5.13%
Dividend yield	4.36%	3.76%	3.77%	3.89%
Volatility	18.48%	17.30%	17.66%	17.66%
Expected Life — years	6.0	7.0	7.0	6.6

A summary of the status of stock options at June 30, 2006, and changes during the six months then ended, is presented in the table below:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual Term
	Shares	Price per Share	(Years)
Options outstanding, December 31, 2005	32,500	$18.96
Granted	30,000	19.10
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, June 30, 2006	62,500	$19.03	$6.96

Options vested and exercisable, June 30, 2006	12,500	$19.17	$7.00

In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards for the period ended June 30, 2005:

Six Months Ended
June 30, 2005
(Dollars in thousands except per share amounts)
Net Income as reported	$2,423
Add: Stock-based compensation, net of tax, as reported	—
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	—

Pro forma net income	$2,423

Pro forma net income per share:
Basic — as reported	$0.36
Basic — pro forma	0.36
Diluted — as reported	0.36
Diluted — pro forma	0.36
(8) Deposits
Deposit balances at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Demand and other noninterest-bearing	$85,890	$87,597
Interest checking	89,491	77,297
Savings	87,077	93,906
Money market accounts	105,128	94,628
Consumer time deposits	208,398	199,190
Public time deposits	51,811	32,332
Brokered time deposits	50,221	55,266

Total deposits	$678,016	$640,216

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $140,308 and $124,626 at June 30, 2006 and December 31, 2005, respectively. Brokered time deposits totaling $50,221 and $55,266 at June 30, 2006 and December 31, 2005, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of June 30, 2006 follows:

		After	After
	Within 12	12 months but	36 months but	After
	months	within 36 months	within 60 months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$129,557	$69,303	$9,535	$3	$208,398
Public time deposits	48,411	3,400	—	—	51,811
Brokered time deposits	36,494	13,727	—	—	50,221

Total time deposits	$214,462	$86,430	$9,535	$3	$310,430

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2006, the Bank had pledged approximately $9,647 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $8,200. No amounts were outstanding at June 30, 2006 or December 31, 2005.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Securities sold under agreements to repurchase	$16,942	$16,116
Federal funds purchased	5,600	16,500

Total short-term borrowings	$22,542	$32,616

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $50,091 and $53,896 at June 30, 2006 and December 31, 2005 respectively. All advances are bullet maturities with no call features. At June 30, 2006, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $83,658, $37,405 and $1,000 respectively. The maximum borrowing capacity of the Bank at June 30, 2006 was $68,672 with unused collateral borrowing capacity of $18,581. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was an outstanding balance of $5,000 under the CMA at June 30, 2006.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
FHLB advance - 4.27%, repaid in 2006	$—	$12,801
FHLB advance - 4.92%, repaid in 2006	—	1,000
FHLB advance - 2.70%, repaid in 2006	—	10,000
FHLB advance - 5.23%, due July 19, 2006	15,000	—
FHLB advance - 3.28%, due September 25, 2006	5,000	—
FHLB advance - 2.95%, due January 30, 2007	10,000	10,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	91	95

Total FHLB advances	$50,091	$53,896

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
A summary of the contractual amount of commitments at June 30, 2006 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$84,157
Home equity lines of credit	58,142
Standby letters of credit	5,063

Total	$147,362

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
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2006. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2005 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
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
     SFAS No. 123 (revised) “Share Based Payments”
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share Based Payments. SFAS No. 123R requires the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation adopted SFAS No. 123R effective as of January 1, 2006. Accordingly, the impact of the adoption of SFAS No. 123R’s fair value method is included in the Corporation’s results of operations. The adoption of SFAS No. 123R did not have a material impact on the Corporation’s results of operations, financial position or liquidity.
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
Summary of Earnings (Dollars in thousands except per share data)
Net income was $1,639 for the second quarter of 2006 and $3,087 for the six months ended June 30, 2006. The second quarter contributed $.25 per diluted share. Earnings per diluted share for the first six months of the year were $.48. Second quarter net income increased 92.4% over net income of $852 reported for the same period 2005, and year-to-date income increased 27.4% over net income of $2,423 reported for the first six months of 2005. The difference in earnings from period to period is due, in part, to the impact of substantial expenses incurred in the second quarter of 2005 in connection with severance costs, technology upgrades and a goodwill impairment charge. Net interest income, after provision for loan losses, was $7,031 for the three months ended June 30, 2006. This compares to $7,158 for the same period last year. Net interest income was $14,084 for the six months ended June 30, 2006, which is a decrease of less than .05% compared the same period in 2005. Noninterest income was $2,377 for the second quarter of 2006, a decrease of 9.9% from the second quarter of 2005. Year-to-date noninterest income of $4,498 was a decrease of 19.2% as compared to the first six months of 2005. This was offset by a decrease of $1,743 in noninterest expense during the same period.
Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 75.2% of the revenues for the three months ended June 30, 2006. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005
Net interest income, before provision for loan losses, was $7,196 for the second quarter 2006 as compared to $7,557 during the same quarter 2005. This was a decrease of $361, or 4.8%. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the second quarter 2006 and 2005 was $7,243 and $7,573, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.85% for the three months ended June 30, 2006 compared to 4.17% for the three months ended June 30, 2005.
Average earning assets for the second quarter 2006 were $754,822. This was an increase of $26,055 or 3.58% over the same quarter last year. The yield on average earning assets was 6.43% in the second quarter of 2006 as compared to 5.82% for the same period last year. Overall, the yield on portfolio loans increased 63 basis points. This is consistent with changes in prime rate and the continuing rise in the rate environment coupled with slow asset growth. That translates to 7.11% for the second quarter 2006 from 6.48% for the same period 2005. The cost of interest-bearing liabilities was 2.98% in the second quarter as compared to 1.97% during the same period 2005. The changes in both earning assets and interest-bearing liabilities were primarily as a result of interest rate changes, rather than volume. The total interest income increase over the same period 2005 attributable to rate was $1,163. At the same time, total interest expense increased $1,297 attributable to rate. This resulted in a net reduction of $134 in net interest income (FTE) from 2005 due to rate. The decrease from 2005 due to volume was $196. Interest income from securities was $1,648 (FTE) for the three months ended June 30, 2006. This compares to $1,268 during the second quarter of 2005. The yield on securities was 4.01% and 3.32% for these periods, respectively. Change in rate contributed $260 in interest income, while the difference was in volume. Total average securities at June 30, 2006 increased $12,373 over the same period 2005.
     Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
Net interest income, before provision for loan losses, for the first six months of 2006 was $14,399 as compared to $14,889 for the same period in 2005. This is a decrease of $490, or 3.29%. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first half of 2006 and 2005 was $14,494 and $14,949, respectively. The net interest margin (FTE) was 3.88% for the six months ended June 30, 2006 compared to 4.14% for the six months ended June 30, 2005.
The yield on average earning assets was 6.36% for the first half of 2006 as compared to 5.73% for the same period last year. The yield on earning assets was up 63 basis points, and the yield on average portfolio loans was up 65 basis points for the first half 2006. The yield on the loan portfolio was 7.02% for the first six months of 2006 compared to 6.37% for the same period 2005. The first half of the year continued to experience competitive pressure on new and renewing loans and a flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 2.88% in the first half of 2006 as compared to 1.90% for the same period 2005. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts. Further impacting this was competition in the market. Historically, there has been some lag in deposit rate adjustments as interest rates rise. In the first half of 2006, competition dictated almost a one-for-one adjustment of deposit rates to national market interest rate increases.

Average earning assets increased $25,586, or 3.5%, to $753,186 for the first six months of 2006 as compared to $727,600 for the first six months of 2005. Overall, average portfolio loans increased $15,548, or 2.7%, over the same period 2005. The increase was primarily in commercial loans which averaged $365,685 for the six months ending June 30, 2006 as compared to $350,181 for the same period 2005. In addition, home equity lines of credit, and installment loans increased by 5.1% and 14.9%, respectively, while real estate mortgage loans decreased $13,305, or 14.3%.
Average interest-bearing liabilities increased $39,387, or 6.5%, to $647,823 for the first six months of 2006 as compared to $608,436 for the first half 2005. Historically, interest-bearing demand and savings accounts have provided a stable low-cost source of funds for the Corporation. However, on an average balance basis, these two sources declined $16,286, or 8.6%, in the first half of 2006 to $172,091 from $188,377 at June 30, 2005. In general these accounts migrated to money market accounts and to consumer time deposits. These two categories increased $9,956 and $37,506 respectively, as compared to the first six months of 2005. In some cases, this migration increased the cost of these existing accounts by more than 300 basis points. The Corporation was also somewhat more dependent on wholesale funding in the first half of 2006. Wholesale funding includes brokered time deposits, public time deposits, short-term borrowings and FHLB borrowings. These funding sources averaged $166,175 in the first half of 2006 and had an average cost of 4.11%. In the first half of 2005, they averaged $157,964, and had an average cost of 2.89%. The cost of public time deposits and short-term borrowings are particularly sensitive to short-term national market rates because of their limited duration.
Table 1 displays the components of net interest income for the three and six months ended June 30, 2006 and 2005. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
     Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended June 30,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$153,687	$1,471	3.84%	$132,013	$1,106	3.36%
State and political subdivisions	9,402	150	6.40%	11,542	128	4.45%
Federal funds sold and short-term investments	2,279	27	4.75%	9,440	34	1.44%
Commercial loans	366,381	6,946	7.60%	351,984	5,881	6.70%
Real estate mortgage loans	79,893	1,208	6.06%	91,920	1,385	6.04%
Home equity lines of credit	66,122	1,173	7.12%	63,210	949	6.02%
Purchased installment loans	38,030	422	4.45%	29,755	360	4.85%
Installment loans	39,028	699	7.18%	38,903	728	7.51%

Total Earning Assets	$754,822	$12,096	6.43%	$728,767	$10,571	5.82%

Allowance for loan loss	(6,606)			(7,618)
Cash and due from banks	22,787			25,225
Bank owned life insurance	14,175			13,522
Other assets	25,764			23,597

Total Assets	$810,942			$783,493

Liabilities and Shareholders’ Equity
Interest-bearing demand	$85,833	$153	0.71%	$83,869	$44	0.21%
Savings deposits	89,268	79	0.35%	104,639	82	0.31%
Money market accounts	105,881	842	3.19%	91,276	370	1.63%
Consumer time deposits	207,513	2,030	3.92%	171,492	1,317	3.08%
Brokered time deposits	45,647	466	4.09%	32,248	243	3.02%
Public time deposits	59,276	741	5.01%	43,046	354	3.30%
Short-term borrowings	18,844	207	4.41%	15,070	105	2.79%
FHLB advances	41,267	335	3.26%	68,678	483	2.82%

Total Interest-Bearing Liabilities	$653,529	$4,853	2.98%	$610,318	$2,998	1.97%

Noninterest-bearing deposits	83,427			96,745
Other liabilities	6,280			5,747
Shareholders’ Equity	67,706			70,683

Total Liabilities and Shareholders’ Equity	$810,942			$783,493

Net interest Income (FTE)		$7,243	3.85%		$7,573	4.17%
Taxable Equivalent Adjustment		(47)	-0.02%		(16)	-0.01%

Net Interest Income Per Financial Statements		$7,196			$7,557

Net Yield on Earning Assets			3.82%			4.16%

	Six Months Ended June 30,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$151,123	$2,862	3.82%	$132,441	$2,173	3.31%
State and political subdivisions	9,449	301	6.42%	11,587	286	4.98%
Federal funds sold and short-term investments	2,947	63	4.31%	9,453	73	1.56%
Commercial loans	365,685	13,522	7.46%	350,181	11,366	6.55%
Real estate mortgage loans	79,866	2,435	6.15%	93,171	2,842	6.15%
Home equity lines of credit	65,987	2,332	7.13%	62,782	1,782	5.72%
Purchased installment loans	39,379	869	4.45%	28,578	652	4.60%
Installment loans	38,750	1,368	7.12%	39,407	1,493	7.64%

Total Earning Assets	$753,186	$23,752	6.36%	$727,600	$20,667	5.73%

Allowance for loan loss	(6,601)			(7,568)
Cash and due from banks	22,521			25,242
Bank owned life insurance	14,151			13,522
Other assets	24,506			23,431

Total Assets	$807,763			$782,227

Liabilities and Shareholders’ Equity
Interest-bearing demand	$82,122	$257	0.63%	$83,962	$86	0.21%
Savings deposits	89,969	155	0.35%	104,415	160	0.31%
Money market accounts	102,097	1,516	2.99%	92,141	699	1.53%
Consumer time deposits	207,460	3,941	3.83%	169,954	2,510	2.98%
Brokered time deposits	47,850	953	4.02%	32,248	486	3.04%
Public time deposits	54,035	1,298	4.84%	41,321	599	2.92%
Short-term borrowings	19,605	403	4.15%	15,055	194	2.60%
FHLB advances	44,685	735	3.32%	69,340	984	2.86%

Total Interest-Bearing Liabilities	$647,823	$9,258	2.88%	$608,436	$5,718	1.90%

Noninterest-bearing deposits	85,533			97,404
Other liabilities	5,889			5,692
Shareholders’ Equity	68,518			70,695

Total Liabilities and Shareholders’ Equity	$807,763			$782,227

Net interest Income (FTE)		$14,494	3.88%		$14,949	4.14%
Taxable Equivalent Adjustment		(95)	-0.02%		(60)	-0.02%

Net Interest Income Per Financial Statements		$14,399			$14,889

Net Yield on Earning Assets			3.86%			4.13%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between June 30, 2006 and June 30, 2005. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2006 and 2005
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$194	$171	$365
State and political subdivisions	(65)	87	22
Federal funds sold and short-term investments	(9)	2	(7)
Commercial loans	265	800	1,065
Real estate mortgage loans	(181)	4	(177)
Home equity lines of credit	50	174	224
Purchased installment loans	106	(44)	62
Installment loans	2	(31)	(29)

Total Interest Income	362	1,163	1,525

Interest-bearing demand	3	106	109
Savings deposits	(9)	6	(3)
Money market accounts	104	368	472
Consumer time deposits	319	394	713
Brokered time deposits	118	105	223
Public time deposits	172	215	387
Short-term borrowings	36	66	102
FHLB advances	(185)	37	(148)

Total Interest Expense	558	1,297	1,855

Net Interest Income (FTE)	$(196)	$(134)	$(330)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2006 and 2005
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$331	$358	$689
State and political subdivisions	53	(38)	15
Federal funds sold and short-term investments	(14)	4	(10)
Commercial loans	555	1,601	2,156
Real estate mortgage loans	(406)	(1)	(407)
Home equity lines of credit	109	441	550
Purchased installment loans	248	(31)	217
Installment loans	(24)	(101)	(125)

Total Interest Income	852	2,233	3,085

Interest-bearing demand	(6)	177	171
Savings deposits	(16)	11	(5)
Money market accounts	136	681	817
Consumer time deposits	641	790	1,431
Brokered time deposits	267	200	467
Public time deposits	260	439	699
Short-term borrowings	80	129	209
FHLB advances	(331)	82	(249)

Total Interest Expense	1,031	2,509	3,540

Net Interest Income (FTE)	$(179)	$(276)	$(455)

Consolidated net interest income (FTE) for the first half of 2006 and 2005 was $14,494 and $14,949 respectively. This represents a decrease of $455, or 3.0%. Of this decrease, $179 was due to volume decreases and $276 was due to rate decreases, despite the fact that rates increased in both income and expense.
Interest income increased $3,085 for the first half of 2006 as compared to the same period 2005. 72.4% of this growth in interest income was due to rate increases. For the same period, interest expense increased $3,540, with 70.9% of the increase attributable to rate increases. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $276 reduction in rate as a result of rising rates. The deposit mix changes in the first six months as compared to the same period 2005 resulted in a $179 reduction in net interest income due to volume decreases. These factors have resulted in a net decline in net interest income of $455.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Investment and trust services	$546	$555	$1,055	$1,072
Deposit service charges	1,142	1,052	2,110	1,960
Electronic banking fees	403	390	767	756
Mortgage banking revenue	—	355	—	725
Income from bank owned life insurance	142	116	287	309
Other income	144	183	277	439

Total fees and other income	2,377	2,651	4,496	5,261
Securities gains, net	—	(6)	—	174
Gains on sale of loans	—	—	—	132
Gains (losses) on sale of other assets	—	(6)	2	(1)

Total noninterest income	$2,377	$2,639	$4,498	$5,566

     Three Months Ended June 30, 2006 as compared to the Three Months Ended June 30, 2005
Noninterest income for the three months ended June 30, 2006 was $2,377 or a decrease of $262 from the same period 2005. The second quarter of 2005 included mortgage banking revenue of $355 from the operations of LNB Mortgage, LLC, which was eliminated during the fourth quarter of 2005. Deposit service charges and electronic banking fees increased $103, or 7.1% over the second quarter 2005. Demand deposits at June 30, 2006, which have a direct relationship with deposit service charges, increased 1.3% over June 30, 2005. In addition, in June 2006, the Corporation instituted a new overdraft protection program. Income from deposit service charges continues to improve in 2006 with an increase of 18% from the first quarter 2006. Income from bank owned life insurance increased $26, or 22.4% over the second quarter of 2005.
     Six Months Ended June 30, 2006 as compared to the Six Months Ended June 30, 2005
Noninterest income was $4,498 for the six months ended June 30, 2006, a decrease of $1,068 as compared to the same period 2005. Investment and trust services for the first half of 2006 decreased $17, or 1.6% from the first half 2005. This revenue is primarily dependent on the performance of the S&P 500 index. Deposit service charges increased $150 or 7.7% over the same period 2005. The first half of 2006 produced approximately $62 more in overdraft fees than the first half 2005. This was offset by a decrease in demand deposit account service charges related to business of $36. Management attributes this to the growth in the number of new consumer checking accounts which increased 25% from the first half of 2005. The Corporation, however, experienced weaker business account growth from the first half of 2005. During the fourth quarter 2005, the operations of LNB Mortgage, LLC were closed. This strategic change eliminated the type of mortgage fees that had been generated by LNB Mortgage, LLC in the past, resulting in a $725 decline in mortgage banking revenue in the first half of 2006 as compared to the same period in 2005. Income from bank owned life insurance (BOLI) decreased $22 or 7.12% in the first half of 2006 from the same period in 2005. Other income was $277 for the first half of 2006 and compared to $439 for the same period 2005, a decrease of 36.9%. The first half of 2005 included $86 of other income attributable to commercial loan placement fees; there were none of these fees during the first half 2006. There were no sales of loans and securities which resulted in a gain during the first half of 2006. During the same period 2005, security gains were $174, and gains of $132 were recorded for the sale of two commercial loans.
     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,638	$4,260	$7,216	$8,238
Furniture and equipment	753	802	1,490	1,535
Net occupancy	451	449	929	966
Outside services	435	521	854	830
Marketing and public relations	367	298	758	605
Supplies and postage	303	273	601	644
Telecommunications	171	417	370	729
Ohio Franchise tax	197	200	429	382
Electronic banking expense	161	141	306	264
Other expense	715	1,111	1,447	1,950

Total noninterest expense	$7,191	$8,472	$14,400	$16,143

     Three Months Ended June 30, 2006 as compared to the Three Months Ended June 30, 2005
Noninterest expense decreased $1,281, or 15.1%, for the second quarter of 2006 from the same period 2005. There were several unusual expenses which occurred during the second quarter of 2005 which contributed directly to inflated expenses during that period. During that quarter, $1,218 of noninterest expense was recorded in salary and benefits and other noninterest expense categories that were specifically attributable to activities related to building a long-term business plan, including several management and personnel changes, and job eliminations.
Salaries and benefits during the second quarter of 2006 were $3,638 as compared to $4,260 for the same quarter 2005. Salaries and benefits during the second quarter 2005 reflected $130 in recruitment expense related to the hiring of four senior managers, as well as $642 of severance expense. During the fourth quarter of 2005, the operations of LNB Mortgage, LLC were shut down. Included in second quarter 2005 salaries and benefits was $342 from these mortgage operations. Excluding these expenses, salaries and benefits would have actually increased by $492 during the second quarter 2006 over the same period last year. The increase in salary expense reflects the addition of sales personnel related to market expansion into Cuyahoga County in June as well as personnel for two new branches
Telecommunications expense during the second quarter 2006 decreased $246 from the same period in 2005. Included in this expense during the second quarter of 2005 was $139 in additional expenses to terminate legacy telecommunications contracts. These were multi-year contracts that related to an old communications system replaced during that period with a new IP telephony system.
Other expense was $715 for the three months ended June 30, 2006 as compared to $1,111 for the same period 2005. This was a decrease of $396. Included in other noninterest expense for 2005 was a $311 goodwill impairment charge for LNB Mortgage, LLC.

     Six Months Ended June 30, 2006 as compared to the Six Months Ended June 30, 2005
Noninterest expense was $14,400 for the six months ended June 30, 2006 as compared to $16,143 for the same period 2005. This is a decrease of $1,743 or 10.8%. During the fourth quarter 2005, the Corporation closed the operations of LNB Mortgage, LLC as a separate business entity and absorbed mortgage lending into the operations of the Bank. As a result, $1,343 of operating expense which was present in the first half 2005 was eliminated.
Salaries and employee benefits during the first half 2006 decreased $1,022 or 12.4% from the same period 2005. Several items were present during the period ended June 30, 2005 which did not affect the same period 2006, including LNB Mortgage, LLC salaries and employee benefits of $730. In addition, the first half of 2005 included additional salary and benefit expense related to changes in management, job eliminations and reorganization expenses related to building a new long-term business plan. Expenses through the first half of 2005 related to these changes were $887, including a signing bonus of $115 paid to the new CEO, $130 of recruitment expense and $642 in severance. Excluding these items from the first half of 2005 for purposes of this comparison, salaries and benefits for the first half of 2006 would have increased $595, or 9%, over the same period 2005. This is attributable to the addition of personnel as a result of the initiatives related to market expansion into eastern Lorain County and into Cuyahoga County.
Net occupancy expense decreased $37, or 3.8%, for the six months ended June 30, 2006 as compared to the same period 2005. This was primarily attributable to the elimination of expenses related to LNB Mortgage, LLC. In addition, snow plowing expense decreased $79 for the first half of 2006 as compared to the same period 2005, as a result of the mild winter in 2006 and the Corporation’s renegotiation of this contract.
Outside services includes professional services such as consultant fees and outside audit and compliance fees. This expense increased $24, or 2.9%, for the first six months of 2006 from the first six months of 2005. Compliance and internal audit expense increased $52, or 35.9%, over the same period 2005. Prior to the second quarter 2005 these functions were internal, and were outsourced beginning in the second quarter 2005.
Marketing and public relations expense was $758 and $605 for the first half of 2006 and 2005, respectively. This is an increase of $153, or 25.3%. This was primarily the result of increased media advertising for deposits and higher production costs. Supplies and postage decreased $43 during the same period largely as a result of stronger controls placed on these categories.
Telecommunications expense decreased $359, or 49.2%, for the first six months of 2006 as compared to the same period 2005. During 2004, the Bank began the upgrade of its voice and data telecom systems to provide enhanced service and reliability. This project was completed during 2005. Expenses related to this upgrade were included in the first quarter 2005. During the second quarter of 2005, $139 was expensed for the termination of legacy telecommunication contracts related to the old communications system.
Ohio Franchise tax increased $47, or 12.3%, over the first half 2005. This is an equity based tax paid by the Corporation and its subsidiaries. In 2006, the Bank and its subsidiary, North Coast Community Development Corporation, are paying higher franchise taxes based on equity accumulation.

Electronic banking expense was $306 and $264 for the first half of 2006 and 2005, respectively. This is an increase of $42, or 15.9%. This increase is primarily due to increased fees associated with bank-issued debit cards as a result of the growth experienced in the number of new checking accounts.
Other expense decreased $503, or 25.8%, for the first six months of 2006 as compared to the first six months of 2005. Included in this decrease was a single charge-off for an ATM loss of $82 during the first quarter 2005. Included in other noninterest expense for 2005 was a goodwill impairment expense of $311 for LNB Mortgage, LLC.
     Income taxes
The Corporation recognized tax expense of $578 during the second quarter 2006 and $473 for the same period 2005. The Corporation’s effective tax rate was 26.1% for the second quarter 2006 as compared to 35.7% for the same period 2005. Income tax expense of $1,095 and $1,091 was recognized for the six month period ended June 30, 2006 and 2005, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 26.2% and 31.0%, respectively. New market tax credit being generated by North Coast Community Development was at a higher level during the first half of 2006 as compared to the first half of 2005.
Balance Sheet Analysis
     Overview
The Corporation’s assets at June 30, 2006 were $823,623 as compared to $801,121 at December 31, 2005. This is an increase of $22,502, or 2.8%. Total securities increased $8,839, or 5.7%, over December 31, 2005. Portfolio loans increased $10,086, or 1.7%, over December 31, 2005. Total deposits at June 30, 2006 were $678,016 as compared to $640,216 at December 31, 2005. Total interest-bearing liabilities were $664,759 as compared to $639,131 at December 31, 2005.
     Securities
The distribution of the Corporation’s securities portfolio at June 30, 2006 and December 31, 2005 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 49.9% U.S. Government agencies, 44.2% U.S. agency mortgage backed securities, and 5.8% municipal securities. Other securities represent less than 1% of the portfolio and consist of Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 2006 the securities portfolio had a net temporary unrealized loss of $5,480, representing 3.23% of the total amortized cost of the Bank’s securities. During the second quarter of 2006, portfolio activity consisted of purchases of U.S. Government agency securities in the amount of $9,970, and U.S. agency and mortgage backed securities of $6,342. U.S. Government agency securities principal maturities or calls were $9,000.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.

Table 5: Details on Loan Balances

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$184,886	$169,007
One to four family residential	170,753	164,671
Multi-family residential	5,833	4,676
Non-farm non-residential properties	110,182	117,090
Commercial and industrial loans	59,478	63,834
Personal loans to individuals:
Auto, single payment and installment	64,396	71,132
All other loans	5,408	601

Total loans	600,936	591,011
Allowance for loan losses	(6,568)	(6,622)

Net loans	$594,368	$584,389

Total loans at June 30, 2006 were $600,936. This is an increase of $9,925, or 1.7% over December 31, 2005. At June 30, 2006, commercial loans represented 62.4% of total loans. Commercial loans held for sale at June 30, 2006 were $2,425. Consumer loans, consisting of installment loans and home equity loans, comprised 24.1% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area consisting primarily of high quality car loans.
Real estate mortgages comprise 13.5% of total portfolio loans. At March 31, 2006 these loans had decreased $1.8 million, or 2.2% as compared to December 31, 2005. At June 30, 2006, mortgage loans had only decreased $148 in comparison to December 31, 2005. The Corporation has begun to originate new real estate mortgage loans for the portfolio and this portfolio has begun to stabilize and grow. This growth is expected to continue in future quarters.
      Deposits
Table 6: Deposits

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand and other noninterest-bearing	$85,890	$87,597
Interest checking	89,491	77,297
Savings	87,077	93,906
Money market accounts	105,128	94,628
Consumer time deposits	208,398	199,190
Public time deposits	51,811	32,332
Brokered time deposits	50,221	55,266

Total deposits	$678,016	$640,216

Total deposits at June 30, 2006 were $678,016, an increase of $37,800, or 5.9% over December 31, 2005. There has been a migration from demand and other noninterest bearing accounts as well as savings accounts to money market and time deposits during the first six months of 2006. Core deposits, which consist of deposits other than purchased deposits were $575,984 at June 30, 2006. Wholesale deposits consisting of brokered time deposits and public time deposits were $102,032 at June 30, 2006.
Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds, as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2006, the Corporation had $22,542 of short-term borrowings. This was a decrease of $10,074, or 30.9%, from December 31, 2005. Long-term borrowings for the Corporation were at $50,091, a decrease of $3,805, or 7.1%, from December 31, 2005. Maturities of long-term borrowings are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q.
     Regulatory Capital
The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $66,858 at June 30, 2006. This is a decrease of 2.3% from December 31, 2005. Net income increased total shareholders’ equity by $1,639 and $3,087 for the three and six months ended June 30, 2006, respectively. The factors decreasing total shareholders’ equity in the first half of 2006 were cash dividends payable to shareholders of $2,324, a $1,071 increase in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities as interest rates have increased, a $24 increase for share-based payment arrangements, net of tax, and the repurchase of 67,500 shares of Corporation common stock at a cost of $1,264. The Corporation held 318,194 shares of common stock as treasury stock at June 30, 2006, at a cost of $5,913.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At June 30, 2006 and December 31, 2005, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of June 30, 2006, the Corporation had repurchased an aggregate of 192,500 shares under this program.
     Contractual Obligations
Contractual obligations and commitments of the Corporation at June 30, 2006 are presented as follows. Benefit payments are calculated based on annual actuarial calculations and are presented in the Corporation’s 2005 Form 10-K Annual Report on page 31, and are incorporated herein by reference.

Table 7: Contractual Obligations

		After	After
	Within 12	12 months but	36 months but	After
	months	within 36 months	within 60 months	5 years	Total
	(Dollars in thousands)
Short-term borrowings	$22,542	$—	$—	$—	$22,542
FHLB advances	30,000	20,000	—	91	50,091
Operating Leases	807	1,392	734	859	3,792
Severance Payments	134	249	257	132	772

Total	$53,483	$21,641	$991	$1,082	77,197

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
Credit quality was stable for the three and six month periods ended June 30, 2006 as compared to the same periods 2005. General economic conditions have contributed to improving credit quality, but a more stringent and defined credit review policy has been the driving force for the stable credit quality.

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
Nonperforming loans at June 30, 2006 were $6,279, a decrease of $215 from December 31, 2005. Of this total, commercial loans were $4,919 as compared to $5,129 at December 31, 2005. These are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At June 30, 2006, specific reserves on these loans totaled $865 as compared to $356 specifically reserved at December 31, 2005. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At June 30, 2006, potential problem loans were $13,876 as compared to $14,440 at December 31, 2005.
Other foreclosed assets of $1,572 as of June 30, 2006 was an increase of $1,140 from December 31, 2005. This increase was primarily due to the transfer of three nonperforming commercial loans to other real estate. The $1,572 is comprised of $68 construction and land development, $115 1-4 family residential properties and $1,389 nonfarm nonresidential properties. This compares to $211 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2005.
Table 8 sets forth nonperforming assets for the period ended June 30, 2006 and December 31, 2005.
Table 8: Nonperforming Assets

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$4,919	$5,129
Real estate mortgage	1,139	1,182
Home equity lines of credit	163	25
Purchased installment	—	—
Installment loans	58	158

Total nonperforming loans	6,279	6,494
Other foreclosed assets	1,572	432

Total nonperforming assets	$7,851	$6,926

Nonperforming loans to total loans	1.05%	1.10%
Nonperforming assets to total assets	0.95%	0.86%
     Provision and Allowance for Loan Losses
     The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2006 and 2005.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$6,568	$7,545	$6,622	$7,386
Charge-offs:
Commercial	(122)	(109)	(209)	(283)
Real estate mortgage	—	—	(41)	—
Home equity lines of credit	—	(73)	(25)	(25)
Purchased installment	(25)	(1)	(51)	(1)
Installment	(73)	(25)	(138)	(202)
DDA overdrafts	(45)	—	(96)	—

Total charge-offs	(265)	(208)	(560)	(511)

Recoveries:
Commercial	56	10	56	31
Real estate mortgage	1	—	2	—
Home equity lines of credit	—	46	—	—
Purchased installment	—	1	—	2
Installment	18	—	50	87
DDA overdrafts	25	—	83	—

Total Recoveries	100	57	191	120

Net Charge-offs	(165)	(151)	(369)	(391)

Provision for loan losses	165	399	315	798

Balance at end of period	6,568	$7,793	$6,568	$7,793

The allowance for loan losses at June 30, 2006 was $6,568 or 1.10% of outstanding loans, compared to $7,793 or 1.35% of outstanding loans at June 30, 2005. The allowance for loan losses was 104.60% and 107.74% of nonperforming loans at June 30, 2006 and 2005, respectively.
Net charge-offs for the three months ended June 30, 2006 were $165, as compared to $151 for the three months ended June 30, 2005. Net charge-offs for the six months ended June 30, 2006 were $369, as compared to $391 for the six months ended June 30, 2005. Annualized net charge-offs as a percent of average loans for the second quarter and first six months of 2006 were .11% and .13% respectively, as compared to .11% and .14% respectively, for the same periods in 2005. Charge-offs in the second quarter of 2006, as well as for the six months ended June 30, 2006, were in-line with expectations, and reflect stable charge-off experience in all portfolios as compared to the same periods in 2005.
Direct deposit account overdrafts were charged to the allowance for loan losses for the first six months of 2006. These charges were previously expensed directly to noninterest expense. The net charge off of these accounts for the three and six month periods ended June 30, 2006 were $20 and $13, respectively. The overdraft charge-offs expensed to noninterest expense for the three period ended June 30, 2005 was $10. There was a $11 net recovery of overdraft charge-offs for the six month period ended June 30, 2005.
The provision charged to expense was $165 for the three months ended June 30, 2006 and $399 for the same period 2005. The provision for loan losses for the three and six month periods ended June 30, 2006 was, in the opinion of management, adequate when balancing the charge-off trends, the improving level of nonperforming loans and the lower level of potential problem loans at June 30, 2006. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at June 30, 2006. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2006, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $1,296 or 9.00%, and in a -200 basis point shock, net interest income would decrease $911, or 6.33%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At June 30, 2006, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 8.38%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.36%.
ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2006 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the quarter ended June 30, 2006.

			(c)	(d)
			Total number of	Maximum number of
			shares (or units)	shares (or units)
	(a)		purchased as	that may yet be
	Total number of	(b)	part of publicly	purchased under the
	shares (or units)	Average price paid	announced plans	plans
Period	purchased	per share (or unit)	or programs	or programs
April 1 - 30, 2006	—	n/a	—	164,500
May 1 - 31, 2006	—	n/a	—	164,500
June 1 - 30, 2006	25,000	$17.60	25,000	139,500

Total	25,000	$17.60	25,000	139,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of June 30, 2006, the Corporation had repurchased an aggregate of 192,500 shares under this program.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Corporation’s Annual Meeting of the Shareholders held on April 18, 2006, the shareholders of the Corporation elected five director nominees to three year terms expiring in 2009, and approved the adoption of the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The results of the election of directors and the adoption of the 2006 Stock Incentive Plan are set forth below.

Election of Directors	Votes For	Votes Withheld	% of Total Shares Voted For
Robert M. Campana	4,991,899	233,955	95.50%
Lee C. Howley	5,066,868	158,986	97.00
James F. Kidd	5,070,317	155,536	97.00
Daniel E. Klimas	5,064,984	160,869	96.90
Jeffrey F. Riddell	5,069,745	156,109	97.00
Daniel P. Batista, Terry D. Goode, James R. Herrick, David M. Koethe, Kevin C. Martin, Benjamin G. Norton, Stanley G. Pijor, John W. Schaeffer, M.D., Eugene M. Sofranko and Donald F. Zwilling, CPA, are directors with continuing terms.
The vote on the 2006 LNB Bancorp, Inc. 2006 Stock Incentive Plan included 3,592,670 shares voted for the proposal, or 85.8% of the total shares voted, 478,324 shares voted against the proposal, or 11.4% of the shares voted, 116,073 shares abstained from voting on the proposal, and there were 1,038,786 broker non-votes.

Item 6. Exhibits.
The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 4, 2006	/s/ Terry M. White
Terry M. White
Chief Financial Officer (Duly Authorized Officer, and Principal Financial Officer)

Date: August 4, 2006	/s/ Sharon L. Churchill
Sharon L. Churchill, CPA
Controller (Duly Authorized Officer, and Principal Accounting Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 of Regulation S-K

Exhibit
10(a)
LNB Bancorp, Inc. 2006 Stock Incentive Plan, incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2006.

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