Form 10-Q
period 2006-09-30
LNB BANCORP INC
filed 2006-11-08
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on October 31, 2006 was 6,443,673.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets September 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income (unaudited) For the three and nine months ended September 30, 2006 and September 30, 2005

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the nine months ended September 30, 2006 and September 30, 2005

Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2006 and September 30, 2005

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II — Other Information

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks	$23,031	$23,923
Federal funds sold and short-term investments Securities:	—	—
Available for sale, at fair value	160,228	151,629
Federal Home Loan Bank and Federal Reserve Stock	3,204	3,645

Total securities	163,432	155,274

Loans:
Loans held for sale	2,116	2,586
Portfolio loans	607,036	588,425
Allowance for loan losses	(6,304)	(6,622)

Net loans	602,848	584,389

Bank premises and equipment, net	12,435	10,833
Other real estate owned	1,702	432
Bank owned life insurance	14,490	13,935
Goodwill and intangible assets, net	3,198	3,321
Accrued interest receivable	4,032	3,053
Other assets	6,376	5,961

Total Assets	$831,544	$801,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and other noninterest-bearing	$80,138	$87,597
Savings, money market and interest-bearing demand	278,132	265,831
Certificates of deposit	330,218	286,788

Total deposits	688,488	640,216

Short-term borrowings	17,975	32,616
Federal Home Loan Bank advances	50,088	53,896
Accrued interest payable	2,672	2,126
Accrued taxes, expenses and other liabilities	3,750	3,861

Total Liabilities	762,973	732,715

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at September 30, 2006 and December 31, 2005	6,772	6,772
Additional paid-in capital	26,370	26,334
Retained earnings	43,966	42,945
Accumulated other comprehensive loss	(2,445)	(2,996)
Treasury shares at cost, 328,194 shares at September 30, 2006 and 250,694 shares at December 31, 2005	(6,092)	(4,649)

Total Shareholders’ Equity	68,571	68,406

Total Liabilities and Shareholders’ Equity	$831,544	$801,121

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$11,164	$9,712	$31,690	$27,847
Securities:
U.S. Government agencies and corporations	1,488	1,185	4,249	3,256
State and political subdivisions	124	107	330	333
Other debt and equity securities	49	53	150	155
Federal funds sold and short-term investments	10	38	73	111

Total interest income	12,835	11,095	36,492	31,702
Interest Expense
Deposits:
Certificates of deposit, $100 and over	1,864	1,193	4,818	2,696
Other deposits	2,913	1,828	8,073	4,865
Federal Home Loan Bank advances	492	403	1,227	1,387
Short-term borrowings	246	201	655	395

Total interest expense	5,515	3,625	14,773	9,343

Net Interest Income	7,320	7,470	21,719	22,359
Provision for Loan Losses	600	300	915	1,098

Net interest income after provision for loan losses	6,720	7,170	20,804	21,261
Noninterest Income
Investment and trust services	482	555	1,537	1,627
Deposit service charges	1,224	1,152	3,334	3,112
Other service charges and fees	504	490	1,444	1,431
Mortgage banking revenue	—	242	—	967
Income from bank owned life insurance	187	117	474	426
Other income	56	83	160	337

Total fees and other income	2,453	2,639	6,949	7,900
Securities gains, net	—		—	174
Gains on sale of loans	—	—	—	132
Gains (losses) on sale of other assets, net	—	(31)	2	(32)

Total noninterest income	2,453	2,608	6,951	8,174
Noninterest Expense
Salaries and employee benefits	3,770	3,414	10,986	11,653
Furniture and equipment	737	746	2,227	2,281
Net occupancy	484	402	1,413	1,368
Outside services	406	394	1,260	1,224
Marketing and public relations	311	258	1,069	863
Supplies, postage and freight	311	290	912	934
Telecommunications	207	207	577	936
Ohio Franchise tax	207	179	636	561
Electronic banking expenses	160	136	466	400
Other expense	686	738	2,133	2,687

Total noninterest expense	7,279	6,764	21,679	22,907

Income before income tax expense	1,894	3,014	6,076	6,528
Income tax expense	475	857	1,570	1,948

Net Income	$1,419	$2,157	$4,506	$4,580

Net Income Per Common Share
Basic	$0.22	$0.33	$0.70	$0.69
Diluted	0.22	0.33	0.70	0.69
Dividends declared	0.18	0.18	0.54	0.54
Average Common Shares Outstanding
Basic	6,450,086	6,625,086	6,468,032	6,635,752
Diluted	6,450,235	6,625,168	6,468,291	6,635,780
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands except share and per share amounts)
Balance, January 1, 2005	$6,767	$26,243	$41,291	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net Income			4,580			4,580
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				(972)		(972)

Total comprehensive income						3,608
Common stock repurchased					(1,224)	(1,224)
Issuance of common stock under employment agreement	5	91				96
Common dividends declared, $.54 per share			(3,576)			(3,576)

Balance, September 30, 2005	$6,772	$26,334	$42,295	$(2,269)	$(3,654)	$69,478

Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			4,506			4,506
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				551		551

Total comprehensive income						5,057
Share-based compensation expense, net of tax		36				36
Purchase of 77,500 shares of Treasury Stock					(1,443)	(1,443)
Common dividends declared, $.54 per share			(3,485)			(3,485)

Balance, September 30, 2006	$6,772	$26,370	$43,966	$(2,445)	$(6,092)	$68,571

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Operating Activities
Net income	$4,506	$4,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	915	1,098
Depreciation and amortization	1,227	1,372
Amortization of premiums and discounts	232	528
Amortization of intangibles	120	129
Impairment of goodwill	—	311
Amortization of deferred loan fees	279	237
Federal deferred income tax benefit	121	(501)
Issuance of stock under employment agreement	—	96
Net gain from loan sales	—	(132)
Securities gains, net	—	(174)
Share-based compensation expense, net of tax	36	—
Net loss on sale of other assets	—	32
Net decrease in accrued interest receivable and other assets	(2,886)	(1,199)
Net decrease in accrued interest payable, taxes and other liabilities	141	1,226

Net cash provided by operating activities	4,691	7,603

Investing Activities
Proceeds from sales of available-for-sale securities	—	4,576
Purchase of available-for-sale securities	(29,005)	(30,920)
Proceeds from maturities of available-for-sale securities	20,989	18,171
Purchase of Federal Home Loan Bank Stock	(129)	(154)
Redemption of Federal Home Loan Bank Stock	570	—
Net increase in loans made to customers	(22,022)	(28,850)
Proceeds from the sale of other real estate owned	1,097	689
Purchase of bank premises and equipment	(1,979)	(953)
Proceeds from sale of bank premises and equipment	—	55

Net cash used in investing activities	(30,479)	(37,386)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(7,459)	257
Net increase (decrease) in savings, money market and interest-bearing demand	12,302	(12,054)
Net increase in certificates of deposit	43,430	61,994
Net decrease in short-term borrowings	(14,641)	(11,342)
Proceeds from loan sales	—	4,549
Proceeds from Federal Home Loan Bank advances	91,000	108,000
Repayment of Federal Home Loan Bank advances	(94,808)	(116,197)
Purchase of treasury stock	(1,443)	(1,224)
Dividends paid	(3,485)	(3,576)

Net cash provided by financing activities	24,896	30,407

Net increase (decrease) in cash and cash equivalents	(892)	624
Cash and cash equivalents, January 1	23,923	26,818

Cash and cash equivalents, September 30	$23,031	$27,442

Supplemental cash flow information
Interest paid	$14,825	$9,546
Income taxes paid	2,768	1,764
Transfer of loans to other real estate owned	2,395	668
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
(1) Summary of Significant Accounting Policies
     Basis of Presentation
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiary, The Lorain National Bank (the “Bank”). The consolidated financial statements also include the accounts of North Coast Community Development Corporation which is a wholly-owned subsidiary of the Bank. All intercompany transactions and balances have been eliminated in consolidation.
During the third quarter of 2006, dissolutions were filed with the Ohio Secretary of State for Charleston Insurance Agency, Inc., a wholly-owned subsidiary of LNB Bancorp, Inc., Charleston Title Agency, a 49%-owned subsidiary of LNB Bancorp, Inc., and LNB Mortgage, LLC, a wholly-owned subsidiary of The Lorain National Bank.
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
     Securities
Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of September 30, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of September 30, 2006 and December 31, 2005 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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

     Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. No awards are currently outstanding under the plan; however, at September 30, 2006 and December 31, 2005 the Corporation did have stock option agreements with two individuals outside of the 2006 Stock Incentive Plan. The Corporation also issued Stock Appreciation Rights (SARS) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SARS.
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
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	6,450,086	6,625,086	6,468,032	6,635,752
Dilutive effect of incentive stock options	149	82	259	28

Weighted average shares outstanding used in Diluted Earnings Per Share	6,450,235	6,625,168	6,468,291	6,635,780

Net Income	$1,419	$2,157	$4,506	$4,580

Basic Earnings Per Share	$0.22	$0.33	$0.70	$0.69

Diluted Earnings Per Share	$0.22	$0.33	$0.70	$0.69

The dilutive effect of incentive stock options were 149 and 259 for the three months and nine months ended September 30, 2006, respectively. The dilutive effect of incentive stock options was 82 and 28 for the three and nine months ended September 2005, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $12,381 for the nine months of 2006. The required ending reserve balance was $12,710 on September 30, 2006 and $12,619 on December 31, 2005.
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

Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Core deposit intangibles	$1,288	$1,288
Less: accumulated amortization	1,180	1,095

Carrying value of core deposit intangibles	$108	$193

The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at September 30, 2006 and December 31, 2005 net of accumulated amortization:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Goodwill	$2,827	$2,827
Mortgage servicing rights	263	301
Core deposit intangibles	108	193

Total goodwill and intangible assets	$3,198	$3,321

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2006 and December 31, 2005 follows:

	At September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$151,006	$27	$(3,297)	$147,736
State and political subdivisions	12,000	396	(23)	12,373
Equity securities	52	67	—	119
Federal Home Loan Bank and Federal Reserve Bank stock	3,204	—	—	3,204

Total Securities	$166,262	$490	$(3,320)	$163,432

	At December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,010	$8	$(3,965)	$142,053
State and political subdivisions	9,231	249	(24)	9,456
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	3,645	—	—	3,645

Total Securities	$158,938	$325	$(3,989)	$155,274

There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At September 30, 2006, the total unrealized losses of $3,320 were temporary in nature due to the current level of interest rates.
(6) Loans and Allowance for Loan Losses
Loan balances at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial	$368,938	$363,144
Real estate mortgage	87,208	81,367
Home equity lines of credit	68,739	66,134
Purchased installment	42,543	42,023
Installment	41,724	38,343

Total Loans	609,152	591,011
Allowance for loan losses	(6,304)	(6,622)

Net Loans	$602,848	$584,389

Activity in the allowance for loan losses for the period ended September 30, 2006 and September 30, 2005 is summarized as follows:

	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Balance at the beginning of period	$6,622	$7,386
Provision for loan losses	915	1,098
Loans charged-off	(1,613)	(787)
Recoveries on loans previously charged-off	380	193

Balance at end of period	$6,304	$7,890

Nonaccrual loans at September 30, 2006 were $7,023, as compared to $6,494 at December 31, 2005, and $7,452 at September 30, 2005.
(7) Stock Options and Stock Appreciation Rights
At September 30, 2006 and December 31, 2005, the Corporation had nonqualified stock option agreements with two executives granted in 2005 and 2006. On January 20, 2006 the Corporation issued 30,000 Stock Appreciation Rights (SARS) to eight employees. The expense recorded as of September 30, 2006 was $23 for SARS and $55 for stock options. The number of options or SARS and the exercise prices for these nonqualified incentive options or SARS outstanding as of September 30, 2006 follows:

	Year Issued
	2005	2005	2006	2006
Type	Option	Option	Option	SARS
Number	2,500	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$19.00
Number Vested	2,500	10,000		—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.49%
Dividend yield	4.36%	3.76%	3.77%	4.23%
Volatility	18.48%	17.30%	17.66%	14.35%
Expected Life — years	6.0	7.0	7.0	6.3
A summary of the status of stock options at September 30, 2006, and changes during the nine months then ended, is presented in the table below:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual Term
	Shares	Price per Share	(Years)
Options outstanding, December 31, 2005	32,500	$18.96
Granted	30,000	19.10
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, September 30, 2006	62,500	$19.03	$6.96

Options vested and exercisable, September 30, 2006	12,500	$19.17	$7.00

In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards for the period ended September 30, 2005:

Nine Months Ended
September 30, 2005
(Dollars in thousands except per share amounts)
Net Income as reported	$4,580
Add: Stock-based compensation, net of tax, as reported	62
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(106)

Pro forma net income	$4,536

Pro forma net income per share:
Basic — as reported	$0.69
Basic — pro forma	0.68
Diluted — as reported	0.69
Diluted — pro forma	0.68

(8) Deposits
Deposit balances at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand and other noninterest-bearing	$80,138	$87,597
Interest checking	86,440	77,297
Savings	82,731	93,906
Money market accounts	108,961	94,628
Consumer time deposits	218,987	199,190
Public time deposits	49,806	32,332
Brokered time deposits	61,425	55,266

Total deposits	$688,488	$640,216

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $155,174 and $124,626 at September 30, 2006 and December 31, 2005, respectively. Brokered time deposits totaling $61,425 and $55,266 at September 30, 2006 and December 31, 2005, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of September 30, 2006 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$158,002	$54,859	$6,126	$—	$218,987
Public time deposits	47,006	2,800	—	—	49,806
Brokered time deposits	50,573	10,852	—	—	61,425

Total time deposits	$255,581	$68,511	$6,126	$—	$330,218

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2006, the Bank had pledged approximately $8,946 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $7,604. No amounts were outstanding at September 30, 2006 or December 31, 2005.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Securities sold under agreements to repurchase	$14,475	$16,116
Federal funds purchased	3,500	16,500

Total short-term borrowings	$17,975	$32,616

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $50,088 and $53,896 at September 30, 2006 and December 31, 2005 respectively. All advances are bullet maturities with no call features. At September 30, 2006, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $89,235, $37,272 and $1,000 respectively. The maximum borrowing capacity of the Bank at September 30, 2006 was $75,382 with unused collateral borrowing capacity of $33,295. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was no outstanding balance under the CMA at September 30, 2006.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
FHLB advance - 4.27%, repaid in 2006	$—	$12,801
FHLB advance - 4.92%, repaid in 2006	—	1,000
FHLB advance - 2.70%, repaid in 2006	—	10,000
FHLB advance - 5.41%, due October 3, 2006	20,000	—
FHLB advance - 2.95%, due January 30, 2007	10,000	10,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	88	95

Total FHLB advances	$50,088	$53,896

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
A summary of the contractual amount of commitments at September 30, 2006 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$84,116
Home equity lines of credit	60,593
Standby letters of credit	7,504

Total	$152,213

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
LNB Bancorp, Inc. (the “Corporation”) is a financial services holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from its subsidiary, The Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie and western Cuyahoga counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2006. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2005 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
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
The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
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
     FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Intrepretation of FASB Statement No. 109”
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our consolidated balance sheet, results of operations or cash flows.
FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R
In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating whether the adoption of FASB Statement No. 158 will have a material effect on our consolidated balance sheet, results of operations or cash flows.
SEC and SAB 108 Top 1N “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our Consolidated Financial Statements.
Summary of Earnings (Dollars in thousands except per share data)
Net income was $1,419 for the third quarter of 2006 and $4,506 for the nine months ended September 30, 2006. The third quarter contributed $.22 per diluted share. Earnings per diluted share for the first nine months of the year were $.70. Third quarter net income decreased 34.2% from net income of $2,157 reported for the same period 2005, and year-to-date income decreased 1.6% from net income of $4,580 reported for the first nine months of 2005. The difference in earnings from period to period is due, in part, to net interest margin compression in 2006 compared to 2005, and expenses related to investments in market expansion in Lorain and Cuyahoga counties. Net interest income, after provision for loan losses, was $6,720 for the three months ended September 30, 2006. This compares to $7,170 for the same period last year. Net interest income, after provision for loan losses, was $20,804 for the nine months ended September 30, 2006, which is a decrease of 2.2% compared the same period in 2005. Noninterest income was $2,453 for the third quarter of 2006, a decrease of 5.9% from the third quarter of 2005. Year-to-date noninterest income of $6,951 was a decrease of 15.0% as compared to the first nine months of 2005. Noninterest expense of $7,279 during the third quarter 2006 was an increase of 7.6% as compared to the third quarter 2005. However, year-to-date noninterest expense of $21,679 decreased 5.4% in comparison to the nine months ending September 30, 2005.

Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.9% of the revenues for the three months ended September 30, 2006. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005
Net interest income (FTE), before provision for loan losses, was $7,405 for the third quarter 2006 as compared to $7,519 during the same quarter 2005. This was a decrease of $114, or 1.5%. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.83% for the three months ended September 30, 2006 compared to 3.97% for the three months ended September 30, 2005.
Average earning assets for the third quarter 2006 were $767,769. This was an increase of $16,515 or 2.2% over the same quarter last year. The yield on average earning assets was 6.68% in the third quarter of 2006 as compared to 5.89% for the same period last year. Overall, the average yield on portfolio loans increased 83 basis points to 7.36% for the third quarter of 2006 as compared to 6.53% during the third quarter of 2005. The cost of interest-bearing liabilities was 3.27% in the third quarter of 2006 as compared to 2.26% during the same period 2005. The changes in both earning assets and interest-bearing liabilities were primarily as a result of interest rate changes, rather than volume. The total interest income increase over the same period 2005 attributable to rate was $1,480. At the same time, total interest expense increased $1,555 attributable to rate. This resulted in a net reduction of $75 in net interest income (FTE) from 2005 due to rate. The decrease from 2005 due to volume was $39. Interest income from securities was $1,716 (FTE) for the three months ended September 30, 2006. This compares to $1,394 during the third quarter of 2005. The yield on securities was 4.16% and 3.52% for these periods, respectively, with $259 of the difference attributable to the change in rate. Total average securities at September 30, 2006 increased $3,013 over total average securities at September 30, 2005, which resulted in $35 increase in interest income as a result of volume.
     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005
Net interest income (FTE), before provision for loan losses, for the first nine months of 2006 was $21,899 as compared to $22,512 for the same period in 2005. This is a decrease of $613, or 2.7%. The net interest margin was 3.86% for the nine months ended September 30, 2006, compared to 4.09% for the nine months ended September 30, 2005.
The yield on average earning assets was 6.47% for the first nine months of 2006 as compared to 5.78% for the same period last year. The yield on earning assets was up 69 basis points, and the yield on average portfolio loans was up 73 basis points for the first nine months 2006 as compared to the same period in 2005. The yield on the loan portfolio was 7.14% for the first nine months of 2006 compared to

6.41% for the same period 2005. The first nine months of the year continued to experience competitive pricing pressures on new and renewing loans and a flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 3.02% in the first nine months of 2006 as compared to 2.02% for the same period 2005. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts.
Average earning assets increased $21,756, or 3.0%, to $758,102 for the first nine months of 2006 as compared to $736,346 for the first nine months of 2005. Overall, average portfolio loans increased $13,764, or 2.4%, over the same period 2005. The increase was primarily in commercial loans which averaged $367,958 for the nine months ending September 30, 2006 as compared to $355,022 for the same period 2005. In addition, home equity lines of credit, and installment loans increased by 3.0% and 10.4%, respectively, while real estate mortgage loans decreased $8,587, or 9.6%.
Average interest-bearing liabilities increased $35,608, or 5.8%, to $654,823 for the first nine months of 2006 as compared to $619,215 for the first nine months of 2005. Historically, interest-bearing demand and savings accounts have provided a stable low-cost source of funds for the Corporation. However, on an average balance basis, these two sources declined $14,970, or 8.0%, in the first nine months of 2006 to $171,901 from $186,871 at September 30, 2005. In general these accounts migrated to money market accounts and to consumer time deposits. These two categories increased $12,375 and $34,260 respectively, as compared to the first nine months of 2005. In some cases, this migration increased the cost of these existing accounts by more than 300 basis points. The Corporation was also somewhat more dependent on wholesale funding in the first six months of 2006, but has become less so during the third quarter. Wholesale funding includes brokered time deposits, public time deposits, short-term borrowings and FHLB borrowings. These funding sources averaged $170,239 for the period ended September 30, 2006 and had an average cost of 4.32%. In the first nine months of 2005, they averaged $66,296, and had an average cost of 3.06%. The cost of public time deposits and short-term borrowings are particularly sensitive to short-term national market rates because of their limited duration.
Table 1 displays the components of net interest income for the three and nine months ended September 30, 2006 and 2005. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
     Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$152,385	$1,537	4.00%	$145,451	$1,238	3.38%
State and political subdivisions	11,425	179	6.22%	11,521	156	5.37%
Federal funds sold and short-term investments	773	10	5.13%	4,598	38	3.28%
Commercial loans	372,428	7,354	7.83%	361,000	6,235	6.85%
Real estate mortgage loans	82,596	1,288	6.19%	84,359	1,309	6.16%
Home equity lines of credit	66,211	1,329	7.96%	66,030	1,068	6.42%
Purchased installment loans	40,962	482	4.67%	41,128	479	4.62%
Installment loans	40,989	741	7.17%	37,167	621	6.63%

Total Earning Assets	$767,769	$12,920	6.68%	$751,254	$11,144	5.89%

Allowance for loan loss	(6,343)			(7,928)
Cash and due from banks	22,518			24,287
Bank owned life insurance	14,382			13,721
Other assets	27,489			23,463

Total Assets	$825,815			$804,797

Liabilities and Shareholders’ Equity
Interest-bearing demand	$86,973	$183	0.84%	$82,970	$64	0.31%
Savings deposits	84,552	71	0.33%	100,680	87	0.34%
Money market accounts	106,692	913	3.40%	91,261	461	2.00%
Consumer time deposits	212,138	2,248	4.20%	181,242	1,467	3.21%
Brokered time deposits	53,015	619	4.63%	42,108	378	3.56%
Public time deposits	55,884	742	5.27%	62,777	568	3.59%
Short-term borrowings	21,312	247	4.60%	22,093	197	3.54%
FHLB advances	48,023	492	4.06%	53,590	403	2.98%

Total Interest-Bearing Liabilities	$668,589	$5,515	3.27%	$636,721	$3,625	2.26%

Noninterest-bearing deposits	82,527			91,475
Other liabilities	6,391			5,797
Shareholders’ Equity	68,308			70,804

Total Liabilities and Shareholders’ Equity	$825,815			$804,797

Net interest Income (FTE)		$7,405	3.83%		$7,519	3.97%
Taxable Equivalent Adjustment		(85)	-0.04%		(49)	-0.03%

Net Interest Income Per Financial Statements		$7,320			$7,470

Net Yield on Earning Assets			3.78%			3.94%

	Nine Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$151,548	$4,399	3.88%	$139,250	$3,461	3.32%
State and political subdivisions	10,115	477	6.30%	11,535	486	5.63%
Federal funds sold and short-term investments	2,214	73	4.41%	5,100	61	1.60%
Commercial loans	367,958	20,880	7.59%	355,022	17,601	6.63%
Real estate mortgage loans	80,786	3,722	6.16%	89,373	4,150	6.21%
Home equity lines of credit	66,063	3,661	7.41%	64,160	2,850	5.94%
Purchased installment loans	39,913	1,352	4.53%	33,588	1,131	4.50%
Installment loans	39,505	2,108	7.13%	38,318	2,115	7.38%

Total Earning Assets	$758,102	$36,672	6.47%	$736,346	$31,855	5.78%

Allowance for loan loss	(6,514)			(7,722)
Cash and due from banks	22,520			24,909
Bank owned life insurance	14,229			13,585
Other assets	25,510			23,554

Total Assets	$813,847			$790,672

Liabilities and Shareholders’ Equity
Interest-bearing demand	$83,757	$440	0.70%	$83,566	$151	0.24%
Savings deposits	88,144	226	0.34%	103,305	246	0.32%
Money market accounts	103,646	2,430	3.13%	91,271	1,160	1.70%
Consumer time deposits	209,037	6,182	3.95%	174,777	3,986	3.05%
Brokered time deposits	49,591	1,572	4.24%	35,543	880	3.31%
Public time deposits	54,658	2,041	4.99%	49,723	1,151	3.09%
Short-term borrowings	20,180	655	4.34%	17,437	382	2.93%
FHLB advances	45,810	1,227	3.58%	63,593	1,387	2.92%

Total Interest-Bearing Liabilities	$654,823	$14,773	3.02%	$619,215	$9,343	2.02%

Noninterest-bearing deposits	84,520			94,969
Other liabilities	6,057			5,764
Shareholders’ Equity	68,447			70,724

Total Liabilities and Shareholders’ Equity	$813,847			$790,672

Net interest Income (FTE)		$21,899	3.86%		$22,512	4.09%
Taxable Equivalent Adjustment		(180)	-0.03%		(153)	-0.03%

Net Interest Income Per Financial Statements		$21,719			$22,359

Net Yield on Earning Assets			3.83%			4.06%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between September 30, 2006 and September 30, 2005. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2006 and 2005
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$67	$232	$299
State and political subdivisions	(2)	25	23
Federal funds sold and short-term investments	(30)	2	(28)
Commercial loans	220	899	1,119
Real estate mortgage loans	(27)	6	(21)
Home equity lines of credit	4	257	261
Purchased installment loans	(2)	5	3
Installment loans	66	54	120

Total Interest Income	296	1,480	1,776

Interest-bearing demand	8	111	119
Savings deposits	(14)	(2)	(16)
Money market accounts	118	334	452
Consumer time deposits	298	483	781
Brokered time deposits	113	128	241
Public time deposits	(110)	284	174
Short-term borrowings	(9)	59	50
FHLB advances	(69)	158	89

Total Interest Expense	335	1,555	1,890

Net Interest Income (FTE)	$(39)	$(75)	$(114)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2006 and 2005
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$338	$600	$938
State and political subdivisions	(37)	28	(9)
Federal funds sold and short-term investments	23	(11)	12
Commercial loans	714	2,565	3,279
Real estate mortgage loans	(399)	(29)	(428)
Home equity lines of credit	103	708	811
Purchased installment loans	213	8	221
Installment loans	48	(55)	(7)

Total Interest Income	1,003	3,814	4,817

Interest-bearing demand	1	288	289
Savings deposits	(34)	14	(20)
Money market accounts	263	1,007	1,270
Consumer time deposits	916	1,280	2,196
Brokered time deposits	390	302	692
Public time deposits	171	719	890
Short-term borrowings	80	193	273
FHLB advances	(307)	147	(160)

Total Interest Expense	1,480	3,950	5,430

Net Interest Income (FTE)	$(477)	$(136)	$(613)

Interest income increased $4,817 for the first nine months of 2006 as compared to the same period 2005. 79.2% of this growth in interest income was due to rate increases. For the same period, interest expense increased $5,430, with 72.7% of the increase attributable to rate increases. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $136 reduction in rate as a result of rising rates. The deposit mix changes in the first nine months as compared to the same period 2005 resulted in a $477 reduction in net interest income due to volume decreases. These factors have resulted in a net decline in net interest income (FTE) of $613.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$482	$555	$1,537	$1,627
Deposit service charges	1,224	1,152	3,334	3,112
Other service charges and fees	504	490	1,444	1,431
Mortgage banking revenue	—	242	—	967
Income from bank owned life insurance	187	117	474	426
Other income	56	83	160	337

Total fees and other income	2,453	2,639	6,949	7,900
Securities gains, net	—	—	—	174
Gains on sale of loans	—	—	—	132
Gains on sale of other assets	—	(31)	2	(32)

Total noninterest income	$2,453	$2,608	$6,951	$8,174

Three Months Ended September 30, 2006 as compared to the Three Months Ended September 30, 2005
Noninterest income for the three months ended September 30, 2006 was $2,453 or a decrease of $155 from the same period 2005. The third quarter of 2005 included mortgage banking revenue of $242 from the operations of LNB Mortgage, LLC, which was closed during the fourth quarter of 2005. Deposit service charges and electronic banking fees increased $72, or 6.25% over the third quarter 2005 as a result of growth in the number of new consumer checking accounts and aggressive sales and marketing efforts this year. Income from deposit service charges has consistently improved during 2006 with an increase of 18% between the first and second quarter, and 7.2% between the second and third quarter 2006. Income from bank owned life insurance increased $70, or 59.8% over the third quarter of 2005.
Nine Months Ended September 30, 2006 as compared to the Nine Months Ended September 30, 2005
Noninterest income was $6,951 for the nine months ended September 30, 2006, a decrease of $1,223 as compared to the same period 2005. Investment and trust services for the first nine months of 2006 decreased $90, or 5.5% from the first nine months of 2005. This revenue is dependent upon the performance of the S&P 500 index and is impacted by competitive pressures. Deposit service charges increased $222 or 7.1% over the same period 2005. The first nine months of 2006 produced approximately $338 more in overdraft fees than the first nine months 2005. This was offset by a decrease in demand deposit account service charges related to business of $62. Management attributes this to the growth in the number of new consumer checking accounts which increased 25% from the first nine months of 2005 and aggressive sales and marketing efforts this year. The Corporation, however, experienced weaker business account growth during the first nine months of 2006 compared to the first nine months of 2005. During the fourth quarter 2005, the operations of LNB Mortgage, LLC were closed. This eliminated the type of mortgage fees that had been generated by LNB Mortgage, LLC in the past, resulting in a $967 decline in mortgage banking revenue in the first nine months of 2006 as compared to the same period in 2005. Income from bank owned life insurance (BOLI) increased $48 or 11.3% in the first nine months of 2006 from the same period in 2005. Other income was $418 for the first nine months of 2006 as compared to $615 for the same period 2005, a decrease of 32.0%. The first nine months of 2005 included $86 of other income attributable to commercial loan placement fees; there were none of these fees during the first nine months 2006. There were no sales of loans and securities which resulted in a gain during the first nine months of 2006. During the same period 2005, security gains were $174, and gains of $132 were recorded for the sale of two commercial loans. This was offset by a net loss on the sale of vehicles and other fixed assets of $32 during the first nine months of 2005.
     Noninterest Expense

Table 4: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,770	$3,414	$10,986	$11,653
Furniture and equipment	737	746	2,227	2,281
Net occupancy	484	402	1,413	1,368
Outside services	406	394	1,260	1,224
Marketing and public relations	311	258	1,069	863
Supplies and postage	311	290	912	934
Telecommunications	207	207	577	936
Ohio Franchise tax	207	179	636	561
Electronic banking expense	160	136	466	400
Other expense	686	738	2,133	2,687

Total noninterest expense	$7,279	$6,764	$21,679	$22,907

Three Months Ended September 30, 2006 as compared to the Three Months Ended September 30, 2005
Noninterest expense increased $515, or 7.6%, for the third quarter of 2006 from the same period 2005. This increase was primarily in salaries and employee benefit, net occupancy and marketing and public relations expense. These expenses relate mostly to efforts to make investments expanding the Corporation’s presence in high growth areas, including expenses related to the Corporation’s soon to be opened Chestnut Commons branch in Elyria, the recent opening of the North Ridgeville office, and the addition of new banking associates in these offices, as well as in the Corporation’s Cuyahoga County office.
Salaries and benefits during the third quarter of 2006 were $3,770 as compared to $3,414 for the same quarter 2005. The increase in salary expense reflects the addition of sales personnel related to market expansion into Cuyahoga County in June as well as personnel for the two new branches in Elyria and North Ridgeville described above.
Net occupancy expense for the third quarter of 2006 increased $82, or 20.4%, over the same period 2005. During the third quarter of 2006, the North Ridgeville office was opened at a monthly rental of $12. In addition, facilities maintenance increased $25 and real estate taxes increased $8 for the third quarter of 2006 in comparison to the same period in 2005.
Electronic banking expense increased $24, or 17.6%, in the third quarter of 2006, in comparison to the same period in 2005. Income from electronic banking also increased in the third quarter by 5.5% over the same period last year.
Nine Months Ended September 30, 2006 as compared to the Nine Months Ended September 30, 2005
Noninterest expense was $21,679 for the nine months ended September 30, 2006 as compared to $22,907 for the same period 2005. This is a decrease of $1,228 or 5.36%. During the fourth quarter 2005, the Corporation closed the operations of LNB Mortgage, LLC as a separate business entity and absorbed mortgage lending into the operations of the Bank. As a result, $1,723 of operating expense which was present in the first nine months of 2005 was no longer a factor with respect to noninterest expense in the first nine months of 2006.
Salaries and employee benefits during the first nine months of 2006 decreased $667 or 5.7% from the same period 2005. Several items were present during the period ended September 30, 2005 which did not affect the same period 2006, including LNB Mortgage, LLC salaries and employee benefits of $816. In addition personnel were added as a result of the initiatives related to market expansion into eastern Lorain County and into Cuyahoga County.
Net occupancy expense increased $45, or 3.3%, for the nine months ended September 30, 2006 as compared to the same period 2005. This was primarily attributable to expansion into Cuyahoga County in June and the addition of the North Ridgeville office, and increased real estate taxes and facilities maintenance costs associated with the addition of facilities. This was somewhat offset by the elimination of expenses related to LNB Mortgage, LLC.
Marketing and public relations expense was $1,069 and $863 for the first nine months of 2006 and 2005, respectively. This is an increase of $206, or 23.9%. This was primarily the result of increased media advertising for deposits and higher production costs, as well as promotion of new facilities.
Telecommunications expense decreased $359, or 38.4%, for the first nine months of 2006 as compared to the same period 2005. During 2004 and 2005, the Bank upgraded of its voice and data telecom systems to provide enhanced service and reliability. All redundant expenses related to this project were eliminated in 2006.
Ohio Franchise tax increased $75, or 11.8%, over the first nine months of 2005. This is an equity based tax paid by the Corporation and its subsidiaries. In 2006, the Bank and its subsidiary, North Coast Community Development Corporation, are paying higher franchise taxes based on equity accumulation.
Electronic banking expense was $466 and $400 for the first nine months of 2006 and 2005, respectively. This is an increase of $66, or 16.5%. This increase is primarily the result of increased fees associated with bank-issued debit cards as a result of the transaction growth experienced in the number of new checking accounts.
Other expense decreased $554, or 20.6%, for the first nine months of 2006 as compared to the first nine months of 2005. Included in this decrease was a single charge-off for an ATM loss of $82 during the first quarter 2005. Included in other noninterest expense for 2005 was a goodwill impairment expense of $311 for LNB Mortgage, LLC.
     Income taxes
The Corporation recognized tax expense of $475 during the third quarter 2006 and $857 for the same period 2005. The Corporation’s effective tax rate was 25.1% for the third quarter 2006 as compared to 28.4% for the same period 2005. Income tax expense of $1,570 and $1,948 was recognized for the nine month period ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 25.8% and 29.8%, respectively. New market tax credit being generated by North Coast Community Development was at a higher level during the first nine months of 2006 as compared to the first nine months of 2005.

Balance Sheet Analysis
     Overview
The Corporation’s total assets at September 30, 2006 were $831,544 as compared to $801,121 at December 31, 2005. This is an increase of $30,423, or 3.8%. Total securities increased $8,158, or 5.3%, over December 31, 2005. Portfolio loans increased $18,141, or 3.1%, over December 31, 2005. Total deposits at September 30, 2006 were $688,488 as compared to $640,216 at December 31, 2005. Total interest-bearing liabilities were $668,589 as compared to $639,131 at December 31, 2005.
     Securities
The distribution of the Corporation’s securities portfolio at September 30, 2006 and December 31, 2005 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 42.0% U.S. Government agencies, 48.4% U.S. agency mortgage backed securities, and 7.6% municipal securities. Other securities, consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock represent 2% of the portfolio. At September 30, 2006 the securities portfolio had a temporary unrealized loss of $3,320, representing 2.0% of the total amortized cost of the Bank’s securities. During the third quarter of 2006, portfolio activity consisted of purchases of U.S. agency and mortgage backed securities of $6,342. U.S. Government agency securities principal maturities or calls were $2,000.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$184,849	$169,007
One to four family residential	179,353	164,671
Multi-family residential	4,591	4,676
Non-farm non-residential properties	112,129	117,090
Commercial and industrial loans	56,519	63,834
Personal loans to individuals:
Auto, single payment and installment	66,129	71,132
All other loans	5,582	601

Total loans	609,152	591,011

Allowance for loan losses	(6,304)	(6,622)

Net loans	$602,848	$584,389

Total loans at September 30, 2006 were $609,152. This is an increase of $18,141, or 2.9% over December 31, 2005. At September 30, 2006, commercial loans represented 60.6% of total loans. Commercial loans held for sale at September 30, 2006 were $2,116. Consumer loans, consisting of installment loans and home equity loans, comprised 18.1% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from another institution in the Cleveland area consisting primarily of high quality car loans.
Real estate mortgages comprise 14.3% of total portfolio loans. At September 30, 2006, mortgage loans had increased $148 in comparison to December 31, 2005. At March 31, 2006 and June 30, 2006, mortgage loans were lower than those reported at December 31, 2005. The Corporation has begun to originate new real estate mortgage loans for the portfolio and this portfolio has begun to grow. This growth is expected to continue in future quarters.
     Deposits
Table 6: Deposits

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand and other noninterest-bearing	$80,138	$87,597
Interest checking	86,440	77,297
Savings	82,731	93,906
Money market accounts	108,961	94,628
Consumer time deposits	218,987	199,190
Public time deposits	49,806	32,332
Brokered time deposits	61,425	55,266

Total deposits	$688,488	$640,216

Total deposits at September 30, 2006 were $688,488, an increase of $48,272, or 7.0% over December 31, 2005. There has been a migration from demand and other noninterest bearing accounts, as well as savings accounts to money market and time deposits during the first nine months of 2006. Core deposits, which consist of deposits other than wholesale deposits were $577,257 at September 30, 2006. Wholesale deposits consisting of brokered time deposits and public time deposits were $111,231 at September 30, 2006.
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
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2006, the Corporation had $17,975 of short-term borrowings. This was a decrease of $14,641, or 44.9%, from December 31, 2005. Long-term borrowings for the Corporation were at $50,088, a decrease of $3,808, or 7.1%, from December 31, 2005. Maturities of long-term borrowings are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q.
     Regulatory Capital
The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $68,571 at September 30, 2006. This is a increase of $165 from December 31, 2005. Net income increased total shareholders’ equity by $1,419 and $4,506 for the three and nine months ended September 30, 2006, respectively. The factors decreasing total shareholders’ equity in the first nine months of 2006 were cash dividends payable to shareholders of $3,485, a $1,443 decrease in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities as interest rates have increased, a $36 increase for share-based payment arrangements, net of tax, and the repurchase of 77,500 shares of Corporation common stock at a cost of $1,443. The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2006, at a cost of $6,092.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At September 30, 2006 and December 31, 2005, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of September 30, 2006, the Corporation had repurchased an aggregate of 202,500 shares under this program.
     Contractual Obligations
Contractual obligations and commitments of the Corporation at September 30, 2006 are presented as follows. Benefit payments are calculated based on annual actuarial calculations and are presented in the Corporation’s 2005 Form 10-K Annual Report on page 31, and are incorporated herein by reference.
Table 7: Contractual Obligations

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Short-term borrowings	$17,975	$—	$—	$—	$17,975
FHLB advances	30,000	20,000	—	88	50,088
Operating Leases	994	1,762	1,149	1,590	5,495
Severance Payments	129	378	131	99	737

Total	$49,098	$22,140	$1,280	$1,777	74,295

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
Credit quality was stable for the three and nine month periods ended September 30, 2006 as compared to the same periods 2005. General economic conditions have contributed to improving credit quality, but a more stringent and defined credit review policy has been the driving force for the stable credit quality.
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

Nonperforming loans at September 30, 2006 were $7,023, an increase of $524 from December 31, 2005. Of this total, commercial loans were $5,633 as compared to $5,129 at December 31, 2005. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At September 30, 2006, specific reserves on these loans totaled $613 as compared to $356 specifically reserved at December 31, 2005. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At September 30, 2006, potential problem loans were $14,562 as compared to $14,440 at December 31, 2005.
Other foreclosed assets were $1,702 as of September 30, 2006 an increase of $1,270 from December 31, 2005. The $1,702 is comprised of nine commercial properties totaling $1,311 and four 1-4 family residential properties totaling $391. This compares to $211 in 1-4 family residential properties with the remainder in commercial properties as of December 31, 2005.
Table 8 sets forth nonperforming assets for the period ended September 30, 2006 and December 31, 2005.
Table 8: Nonperforming Assets

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$5,633	$5,129
Real estate mortgage	1,034	1,182
Home equity lines of credit	293	25
Purchased installment	—	—
Installment loans	63	158

Total nonperforming loans	7,023	6,494
Other foreclosed assets	1,702	432

Total nonperforming assets	$8,725	$6,926

Nonperforming loans to total loans	1.16%	1.10%
Nonperforming assets to total assets	1.05%	0.86%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2006 and 2005.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$6,568	$7,793	$6,622	$7,386
Charge-offs:
Commercial	(675)	(104)	(884)	(387)
Real estate mortgage	(92)	—	(133)	—
Home equity lines of credit	(26)	(35)	(51)	(60)
Purchased installment	(5)	(32)	(56)	(33)
Installment	(179)	(105)	(317)	(307)
DDA overdrafts	(77)	—	(173)	—

Total charge-offs	(1,054)	(276)	(1,614)	(787)

Recoveries:
Commercial	94	20	150	51
Real estate mortgage	5	—	7	—
Home equity lines of credit	1		1	—
Purchased installment	—		—	1
Installment	78	53	128	141
DDA overdrafts	12	—	95	—

Total Recoveries	190	73	381	193

Net Charge-offs	(864)	(203)	(1,233)	(594)

Provision for loan losses	600	300	915	1,098

Balance at end of period	6,304	$7,890	$6,304	$7,890

The allowance for loan losses at September 30, 2006 was $6,304 or 1.04% of outstanding loans, compared to $7,890 or 1.33% of outstanding loans at September 30, 2005. The allowance for loan losses was 90% and 106% of nonperforming loans at September 30, 2006 and 2005, respectively. In 2005, substandard loans totaling $5.7 million were sold. As a result, loans charged-off in 2005 include $1,173 from the sale of these loans.
Net charge-offs for the three months ended September 30, 2006 were $864, as compared to $203 for the three months ended September 30, 2005. Net charge-offs for the nine months ended September 30, 2006 were $1,233, as compared to $594 for the nine months ended September 30, 2005. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2006 were .57% and .28% respectively, as compared to .14% and .14% respectively, for the same periods in 2005. Charge-offs in the third quarter of 2006, as well as for the nine months ended September 30, 2006, were higher than the Corporation expected at the end of the second quarter of 2006, but reflect the resolution of four commercial loans previously identified as substandard.
Direct deposit account overdrafts were charged to the allowance for loan losses for the first nine months of 2006. These charges were previously expensed directly to noninterest expense. The net charge off of these accounts for the three and nine month periods ended September 30, 2006 were $65 and $78, respectively. The net overdraft charge-offs expensed to noninterest expense for the three month period ended September 30, 2005 was $31. There were $23 of net overdraft charge-offs for the nine month period ended September 30, 2005.
The provision charged to expense was $600 for the three months ended September 30, 2006 and $300 for the same period 2005. The provision for loan losses for the three and nine month periods ended September 30, 2006 was, in the opinion of management, adequate when balancing the charge-off trends, the level of nonperforming loans and the lower level of potential problem loans at September 30, 2006. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at September 30, 2006. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2006, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $428, or 5.85%, and in a -200 basis point shock, net interest income would decrease $451, or 6.16%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At September 30, 2006, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 7.98%, while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.44%.

ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2006 were: (1) effective in ensuring that material information relating to the Corporation and its subsidiaries is made known to the Corporation’s management including the chief executive officer and chief financial officer, by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the quarter ended September 30, 2006.

			(c)	(d)
			Total number of	Maximum number
			shares (or units)	of shares (or units)
	(a)		purchased as	that may yet be
	Total number of	(b)	part of publicly	purchased under
	shares (or units)	Average price paid	announced plans	the plans
Period	purchased	per share (or unit)	or programs	or programs

July 1 - 31, 2006	—	n/a	—	139,500
August 1 - 31, 2006	10,000	$17.85	10,000	129,500
September 1 - 30, 2006	—	n/a	—	129,500

Total	10,000	$17.85	10,000	129,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of September 30, 2006, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Exhibits.
The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: November 8, 2006	/s/ Terry M. White

Terry M. White
Chief Financial Officer
(Duly Authorized Officer, and Principal Financial Officer)

Date: November 8, 2006	/s/ Sharon L. Churchill

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