Form 10-K
period 2006-12-31
LNB BANCORP INC
filed 2007-03-02
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2006	0-13203

LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052-1769
(Address of principal executive offices)	(Zip Code)

(440) 244-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Shares
Par Value $1.00 Per Share	NASDAQ — National Market
Preferred Share Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

     The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2006 was approximately $119,586,561.

     The number of common shares of the registrant outstanding on February 23, 2007 was 6,443,673.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

     The Corporation engages in banking, mortgage, and brokerage services. These services are generally offered through its wholly-owned subsidiary — The Lorain National Bank (the “Bank”). For brokerage services the Bank operates under an agreement with Investment Centers of America, Inc. Investment Centers of America, Inc. is a member of NASD/SIPC and offers mutual funds, variable annuity investment, variable annuity and life insurance products, along with investment in stocks and bonds.

     The Bank specializes in personal, mortgage and commercial banking products along with investment management and trust services. The Lorain National Bank operates 23 banking centers and 26 ATMs in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion and Westlake, as well as a business development office in Cuyahoga County.

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

     Competition. The Corporation competes with sixteen other financial institutions in Lorain County, in Ohio, which range in size from approximately $107 million to over $435 billion in deposits. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.4 billion.

     The Bank’s market share of total deposits in Lorain County was 18.96% in 2006 and 18.82% in 2005, and the Bank ranked number two in market share in Lorain County in 2006 and 2005.

     The Bank has a limited presence in Cuyahoga County, competing with twenty-nine other financial institutions. Cuyahoga County deposits as of 2006 totaled $53.7 billion. The Bank’s market share of deposits in Cuyahoga County was 0.07% in 2006 and 0.07% in 2005.

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

     On January 16, 2007, LNB Bancorp, Inc. and Morgan Bancorp, Inc. of Hudson, Ohio announced the signing of a definitive agreement for LNB to acquire Morgan and its wholly-owned subsidiary, Morgan Bank, N.A., in a stock and cash merger transaction valued at approximately $26.5 million. With approximately $129 million in assets, Morgan Bank operates from one location in Hudson, Ohio, which ranks as the fourth wealthiest city in Ohio as measured by median household income statistics, making it one of the most demographically appealing markets in Ohio for banking institutions and financial services providers. Morgan Bank enjoys the number one deposit market share position in Hudson with approximately 23% of this $450 million deposit market. This merger is consistent with our strategy to create shareholder value by expanding into attractive markets in contiguous counties. We expect Morgan, which operates in Summit County, to compliment our recently opened office in Cuyahoga County.

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

     Employees. As of December 31, 2006, the Corporation employed 243 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.

Industry Segments

     The Corporation and its subsidiary, The Lorain National Bank, are engaged in one line of business, which is banking services.

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

  changes in technology;

  changes in monetary and tax policies;

  changes in the securities markets;

  changes in economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission;

  customer reaction to and unforeseen complications with respect to the Corporation’s integration of acquisitions;

  difficulties in realizing expected cost savings from acquisitions; and

  difficulties associated with data conversions in acquisitions.

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

     Competition. Strong competition may reduce our ability to generate loans and deposits in our market. The Corporation competes in a consolidating industry. Increasingly the Corporation’s competition are large regional companies which have the capital resources to substantially impact such things as loan and deposit pricing, delivery channels and products. This may allow those companies to offer what may be perceived in the market as better products and better convenience relative to smaller competitors like the Corporation, which could impact the Corporation’s ability to grow its assets and earnings.

     Interest Rate Risk. Changes in interest rates could adversely affect the Corporation’s earnings and financial condition. The Corporation derives the majority of its revenue from net interest income. Net interest income may be reduced if more rate sensitive assets than interest-bearing liabilities reprice or mature during a time when rates are declining, or if more interest-bearing liabilities than rate sensitive assets reprice or mature during a time when rates are rising; however, the Corporation has historically experienced improved net interest income during periods of rising rates, so if rates fall, the Corporation’s revenue may be adversely impacted. Interest rate changes also impact customer preferences for products. Changing rates can lead to unpredicted cash flow from assets and liabilities, which can impact net interest income.

     Integration Risk. We may not be able to achieve the expected integration and cost savings from our ongoing bank acquisition activities, including our anticipated acquisition of Morgan Bank. Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into the Corporation and its subsidiaries and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of the Corporation, including the conversion of the acquired entity’s core operating systems, data systems and products to those of the Corporation and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products of these other banks to those of the Corporation may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us and/or reduced cost savings resulting from the merger activities.

     Acquisition Risk . We may have difficulty in the future to continue to grow through acquisitions. Any future acquisitions or mergers by the Corporation or its subsidiaries, including our anticipated acquisition of Morgan Bank, are subject to approval by the appropriate federal and state banking regulators. The banking regulators evaluate a number of criteria in making their approval decisions, such as:

  Safety and soundness guidelines;

  Compliance with all laws including the USA Patriot Act of 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated under such Act or the Exchange Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act and all other applicable fair lending laws and other laws relating to discriminatory business practices; and

  Anti-competitive concerns with the proposed transaction.

     If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay or condition their approval of a proposed transaction.

     We intend to continue to grow through acquisitions of banks and other financial institutions. After these acquisitions, we may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of clients because of change of identity, difficulties in integrating data processing and operational procedures and deterioration in local economic conditions. These various acquisition risks can be heightened in larger transactions.

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

     General Economic Conditions. The Corporation may be adversely impacted by weakness in the local economies we serve. The Corporation is geographically concentrated in Lorain County, Ohio, where commercial activity is not expanding at a rate that is being experienced in other parts of Ohio or nationally. This is the result of continued reliance on a weak manufacturing sector, especially steel and automobiles. This can lead to unexpected deterioration in loan quality, slower asset and deposit growth and increased operating losses.

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

     Concentration of Credit Risk. The Corporation’s earnings may be adversely affected if management does not understand and properly manage loan concentrations. The Corporation’s commercial loan portfolio is concentrated in commercial real estate. This includes significant commercial and residential development customers. This means that the Corporation’s credit risk profile is dependent upon, not only the general economic conditions in the market, but also the health of the local housing market. These loans involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. The borrower’s ability to make a balloon payment typically will depend on being able to refinance the loan or to sell the underlying collateral. This factor, combined with others, including our geographic concentration, can lead to unexpected credit deterioration and higher provisions for loan losses.

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

Item 1B. Unresolved Staff Comment Letters

     Not applicable.

Item 2. Properties

     The Corporate Offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by twelve of its banking centers, and it leases the other eleven banking centers from various parties on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie and western Cuyahoga counties of Ohio:

Main Banking Center & Corporate Offices
Vermilion
Amherst
Lake Avenue
Avon
Avon Lake
Kansas Avenue
Sixth Street Drive-In
Pearl Avenue
Oberlin Office
West Park Drive-In
Ely Square
Cleveland Street
Oberlin Avenue
Olmsted Township
Kendal at Oberlin
The Renaissance
Chestnut Commons
North Ridgeville
Village of LaGrange
Westlake Village
Elyria United Methodist Village
Avon Point Loan Center
Operations
Maintenance
Purchasing
Training Center

457 Broadway, Lorain
4455 East Liberty Avenue, Vermilion
1175 Cleveland Avenue, Amherst
42935 North Ridge Road, Elyria Township
2100 Center Road, Avon
32960 Walker Road, Avon Lake
1604 Kansas Avenue, Lorain
200 Sixth Street, Lorain
2850 Pearl Avenue, Lorain
40 East College Street, Oberlin
2130 West Park Drive, Lorain
124 Middle Avenue, Elyria
801 Cleveland Street, Elyria
3660 Oberlin Avenue, Lorain
27095 Bagley Road, Olmsted Township
600 Kendal Drive, Oberlin
26376 John Road, Olmsted Township
105 Chestnut Commons Drive, Elyria
34085 Center Ridge Road, North Ridgeville
546 North Center Street, LaGrange
28550 Westlake Village Drive, Westlake
807 West Avenue, Elyria
36711 American Way, Avon
2130 West Park Drive, Lorain
2140 West Park Drive, Lorain
2150 West Park Drive, Lorain
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

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 2006 there were no matters submitted to a vote of security holders.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Form 10-K, General Instruction G (3), the following information on Executive Officers is included as an additional item in Part I:

				Executive
		Principal Occupation For Past Five	Positions and Offices Held with	Officer
Name	Age	Years	LNB Bancorp, Inc.	Since
Daniel E. Klimas	48	President and Chief Executive	President and Chief	2005
		Officer, LNB Bancorp, Inc.	Executive Officer
		February 2005 to present. President,
		Northern Ohio Region, Huntington
		Bank from 2001 to February 2005.
Paul A. Campagna	46	Senior Vice President, LNB Bancorp,	Senior Vice President	2004
		Inc. April 2002 to present. Vice
		President, Premier Bank and Trust
		from 1998 to 2002.
Sharon L. Churchill, CPA	52	Principal Accounting Officer, LNB	Principal Accounting	2006
		Bancorp, Inc. April 25, 2006 to	Officer and Controller
		present. Controller, LNB Bancorp,
		Inc. November 2005 to present.
		Assistant Vice President, Controller
		and Corporation Secretary, Tele-
		Communications, Inc., 1988 to 2005.
Richard E. Lucas	56	Executive Vice President, LNB	Executive Vice President	2005
		Bancorp, Inc. June 2005 to present.
		Senior Vice President, Retail
		Banking, Fifth Third Bancorp from
		April 2000 to 2005.
Mary E. Miles	48	Senior Vice President, LNB Bancorp,	Senior Vice President	2005
		Inc. April 2005 to present. President,
		Miles Consulting, Inc. from 2001 to
		2005, Vice President, Tire Center,
		LLC prior to 2001.
Frank A. Soltis	54	Senior Vice President, LNB Bancorp,	Senior Vice President	2005
		Inc. July 2005 to present. Senior
		Vice President, Lakeland Financial
		Corporation, 1997 to 2005.
Terry M. White	49	Chief Financial Officer, LNB	Chief Financial Officer and	2002
		Bancorp, Inc. April 2002 to present.	Corporate Secretary
		Senior Vice President, Austin
		Associates, LLC, June 2000 to March
		2002.
Lawrence D. Wickter, Jr.	55	Senior Vice President, LNB Bancorp,	Senior Vice President and	2005
		Inc., May 2005 to present. Self-	Chief Credit Officer
		employed Attorney, May 2003 to
		May 2005. Chief Credit Officer,
		Metropolitan Bank and Trust, June
		1999 to May 2003.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Information; Equity Holders; Dividends. The shares of LNB Bancorp, Inc. common stock, fixed par value $1.00 per share, are traded on The NASDAQ Stock Market ® under the ticker symbol “LNBB”. The prices below represent the high and low sales prices reported on The NASDAQ Stock Market ® for each specified period. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay comparable cash dividends to shareholders in 2007 if approved by the Board of Directors.

     The common stock of LNB Bancorp, Inc. is usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.

     As of February 23, 2007, LNB Bancorp, Inc. had 2,028 shareholders of record and a closing price of $15.34 on February 23, 2007. Prospective shareholders may contact our Investor Relations Department at (440) 244-7317 for more information.

Common Stock Trading Ranges and Cash Dividends Declared

	2006
			Cash Dividends
	High	Low	Declared per share
First Quarter	$19.73	$18.00	$0.18
Second Quarter	19.55	17.55	0.18
Third Quarter	18.70	16.77	0.18
Fourth Quarter	17.31	15.88	0.18

	2005
			Cash Dividends
	High	Low	Declared per share
First Quarter	$20.55	$17.64	$0.18
Second Quarter	19.30	16.00	0.18
Third Quarter	19.25	16.40	0.18
Fourth Quarter	19.00	16.62	0.18

     The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S & P 500 Index
And The NASDAQ Bank Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

     The graph shown above is based on the following data points:

Cumulative Total Return
Period End Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
LNB Bancorp, Inc.	$100.00	$136.02	$157.22	$161.47	$150.00	$139.61
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
NASDAQ Bank	100.00	59.14	89.11	103.85	130.57	166.05

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Issuer Purchases of Equity Securities

     The following table summarizes share repurchase activity for the quarter ended December 31, 2006:

				(d)
			(c)	Maximum
			Total number of	number of
	(a)		shares (or units)	shares (or units)
	Total number		purchased as	that may yet be
	of shares	(b)	Part of Publicly	purchased under
	(or units)	Average price paid	announced Plans	the plans
Period	Purchased	per share (or Unit)	or Programs	or programs
October 1, 2006-October 31, 2006	—	n/a	—	129,500
November 1, 2006 - November 30, 2006	—	n/a	—	129,500
December 1, 2006 - December 31, 2006	—	n/a	—	129,500
Total	—	n/a	—	129,500

     On July 28, 2005 the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of Management based upon market, business, legal and other factors. At December 31, 2006, the Corporation had repurchased 202,500 shares under this program.

Item 6. Selected Financial Data

Five Year Consolidated Financial Summary

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$49,242	$43,432	$37,224	$37,860	$41,327
Total interest expense	20,635	13,402	9,102	9,196	12,095
Net interest income	28,607	30,030	28,122	28,664	29,232
Provision for Loan Losses	2,280	1,248	1,748	2,695	2,200
Other income	9,514	10,092	10,660	10,105	10,278
Net gain (loss) on sale of assets	237	285	(218)	1,519	808
Other expenses	28,985	30,267	26,290	26,467	24,753
Income before income taxes	7,093	8,892	10,526	11,126	13,365
Income taxes	1,669	2,479	3,051	3,411	4,200
Net income	$5,424	$6,413	$7,475	$7,715	$9,165
Cash dividend declared	$4,641	$4,760	$4,777	$4,626	$4,468
Per Common Share (1)(2)
Basic earnings	$0.84	$0.97	$1.13	$1.17	$1.39
Diluted earnings	0.84	0.97	1.13	1.17	1.39
Cash dividend declared	0.72	0.72	0.72	0.70	0.68
Book value per share	$10.66	$10.45	$10.64	$10.30	$10.09
Financial Ratios
Return on average assets	0.66%	0.81%	0.98%	1.05%	1.33%
Return on average common equity	7.89	9.11	10.75	11.33	14.24
Net interest margin (FTE)(3)	3.78	4.09	4.01	4.23	4.58
Efficiency ratio	76.03	75.44	67.82	63.01	61.41
Period end loans to period end deposits	87.60	92.31	94.99	91.85	89.98
Dividend payout	85.71	74.22	63.72	59.98	48.75
Average shareholders’ equity to average assets	8.39	8.88	9.15	9.22	9.31
Net charge-offs to average loans	0.27	0.34	0.38	0.31	0.29
Allowance for loan losses to period end total loans	1.16	1.13	1.28	1.46	1.31
Nonperforming loans to period end total loans	2.04	1.10	0.86	0.96	0.37
Allowance for loan losses to nonperforming loans	56.98	101.97	150.09	149.98	357.11
At Year End
Cash and cash equivalents	$29,122	$23,923	$26,818	$27,749	$26,832
Securities	159,058	155,274	149,621	152,127	152,295
Gross loans	628,333	591,011	575,224	533,975	509,376
Allowance for loan losses	7,300	6,622	7,386	7,730	6,653
Net loans	621,033	584,389	567,838	526,245	502,723
Other assets	41,885	37,535	37,372	35,100	33,549
Total assets	851,098	801,121	781,649	741,221	715,399
Total deposits	717,261	640,216	605,543	581,344	566,127
Other borrowings	57,249	86,512	100,915	86,563	75,791
Other liabilities	7,891	5,987	4,617	5,179	6,868
Total liabilities	782,401	732,715	711,075	673,086	648,786
Total shareholders’ equity	68,697	68,406	70,574	68,135	66,613
Total liabilities and shareholders’ equity	$851,098	$801,121	$781,649	$741,221	$715,399

____________________

(1)	Basic and diluted earnings per share are computed using the weighted-average number of shares outstanding during each year.

(2)	All share and per share data has been adjusted to reflect the three-for-two stock split in 2003.

(3)	Tax exempt income was converted to a fully taxable equivalent basis at a 35% statutory Federal income tax rate in all years except 2005 and 2006 which was converted at a 34% statutory Federal income tax rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The Corporation competes in the Cleveland, Ohio market as defined by the Federal Reserve Bank. This market includes most of northeast Ohio. However, until 2006, the Corporation’s presence in this market was primarily limited to Lorain. In 2006, this changed with the opening of a Cuyahoga County loan production office which is staffed with commercial lending and treasury management professionals. A decision was also made to reposition the then existing Westlake, Ohio loan production office to the Avon, Ohio area for better customer service and visibility. During the year the Corporation opened a new full service office in North Ridgeville, Ohio which is in one of a limited number of high growth areas on the east side of the Corporation’s current market area. Finally, in January 2007 the Corporation announced plans to acquire Morgan Bancorp, Inc. in Hudson, Ohio. Morgan has approximately $129 million in assets and is located in one of the best demographic markets in Ohio. We expect that this market will provide a substantial boost to the Corporation’s ability to grow assets and revenue in future years. See “Contractual Obligations – Pending Acquisition” below for further discussion of this transaction.

     As these expansion activities occurred the Corporation continued to address the economic realities in its historical market. Lorain County economic conditions reflect slow employment growth and business starts. In 2005 this was offset to some extent by a strong housing market as families migrated from the greater Cleveland area to new housing in eastern Lorain County, but this slowed substantially in 2006. The impact of this is reflected in the Corporation’s financial performance in 2006. While the expansion strategy is an important investment in the future, it added to the overall expense structure of the Corporation. As the local economy slowed, revenue was impacted by slower loan growth and fierce competition for the loans that are available in Lorain County. The slower economy is also reflected in an increase in nonperforming loans, potential problem loans and the resulting provision for loan losses during the year. It is management’s opinion that the asset quality issues that developed in the third and fourth quarters, as further discussed below, are manageable and that these trends will improve during 2007. Even as expansion continues, the Corporation is committed to strengthening its market presence in Lorain County with new offices like the North Ridgeville office in 2006 and a new office in a growing area of Elyria, Ohio in January 2007.

Key Indicators and Material Trends (Dollars in thousands)

     Net interest income growth continues to be a challenge in the banking industry. The Corporation, like many Midwestern banks, is dealing with a flat Treasury yield curve, tougher competition and challenging local economic condition. Since the Corporation is highly dependent on net interest income for its revenue, minimizing net interest margin compression is critical. Historically, the Corporation has experienced net interest margin strength from the ability to grow and maintain a strong, low-cost retail deposit base, and to grow and maintain a strong commercial lending operation. While the Corporation continues to see improvement in its share of the deposit market in Lorain County, local funds are increasingly more expensive and we are increasingly more dependent on wholesale funding sources to supplement these local deposits. While marketing and sales efforts have been expanded to attract and retain local retail deposits, a higher dependence on alternative funding sources is anticipated as the Corporation grows.

     Generation of noninterest income is important to the long-term success of the Corporation. The focus in 2006 was on strengthening those sources of noninterest income that recur each year. The trend in most fee types is encouraging.

     The origination of 1-4 family mortgages is a critical relationship building product for the Corporation. In 2006 the Corporation restructured its mortgage operations and the products it offers. This was done to better meet the needs of its existing market and the new markets it is expanding into. At year-end, mortgage loan balances were growing and the pipeline of business was strong.

     Asset quality generally is a key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. At the beginning of 2005 there were indications that the Corporation’s credit quality had stabilized. However in the third and fourth quarters of 2006 it became evident that the slowing housing market, and general local economic weakness, was impacting our commercial and residential real estate portfolios. While net charge-offs were at the lowest level since 2002, they continue to be above the levels experienced by banks of comparable size. Nonperforming loans increased in 2006 and continue at levels that are not acceptable to Management and the Board of Directors. In 2006, the level of nonperforming loans increased over the prior year from $6,494 at December 31, 2005 to $12,812 at December 31, 2006. The majority of these loans are commercial real estate loans. The Corporation also monitors the level of potential problem loans. Potential problem loans are loans that the Corporation monitors very closely for performance and potential deterioration. Potential problem loans increased from $14.4 million at December 31, 2005 to $22.1 million at December 31, 2006. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant. The trends in nonperforming loans and potential problem loans necessitated a $1,365 addition to the allowance for loan losses in the fourth quarter.

     Since the ability to generate deposits is a key indication of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the business plan. In 2006, as measured by the FDIC at June 30, 2006, the Corporation’s market share of deposits grew to 18.96% from 18.82% in 2005. This compares to 16.56% five years ago. The Corporation continues to do well in its historically strong city markets of Lorain, Elyria and Amherst, and is pleased with the early performance in the new offices recently opened in the eastern parts of the county.

Results of Operations (Dollars in thousands except per share data)

   Summary of Earnings

     Net income in 2006 was $5,424 or $.84 per diluted share, down from $6,413 or $.97 per diluted share in 2005, and down from $7,475 or $1.13 per diluted share in 2004. Included in 2005 earnings were approximately $1,218 of expenses associated with the recruitment of senior management, severance costs, a goodwill impairment charge related to the Corporation’s prior subsidiary LNB Mortgage, LLC and the write-off of several telecommunications contracts. Included in 2004 earnings was a $1,158 non-cash pretax charge to recognize other than temporary impairment of the Corporation’s investment in FNMA and FHLMC preferred securities which were sold in 2005.

     In 2006, net interest income decreased 4.7% to $28,607 from $30,030 in 2005. This decrease was the result, in part, of net interest margin compression. During 2006, the flattening of the Treasury yield curve and the impact of competition on loan and deposit pricing, combined with a shift in deposit mix from low-cost noninterest bearing and savings accounts to higher cost money market accounts and time deposits resulted in prolonged compression in the net interest margin. Noninterest income was $9,751, a decline of $626 from 2005. Included in 2005 was $959 in mortgage banking revenue generated by LNB Mortgage, LLC which discontinued operations in 2005. Of the core sources of noninterest income, investment and trust services and deposit service charges were up 7.2% and 7.4% respectively. Electronic banking fees and income from bank owned life insurance were also improved over 2005. The provision for loan losses increased to $2,280 in 2006 from $1,248 in 2005 primarily due to increases in nonperforming loans and in potential problem loans. Noninterest expenses decreased in 2006 by 4.2%. There were modest increases in net occupancy, Ohio franchise tax, marketing and public relations and expenses related to the higher level of other real estate under management. All other expenses were consistent with 2005 or down year-over-year. As a percent of average assets, net income in 2006 represents a return of .66%. This compares to .81% and .98% in 2005 and 2004, respectively. Return on assets is one measurement of operating efficiency. As a percent of average shareholders’ equity this represents a return of 7.89% as compared to 9.11% and 10.75% in 2005 and 2004, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.

   2006 versus 2005 Net Interest Income Comparison

     Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate in 2006 and 2005 and a 35% statutory Federal tax rate in 2004. These rates may differ from the Corporation’s actual effective tax rate. Net interest income is affected by changes in the volumes, rates and the composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.

     Table 1 summarizes net interest income and the net interest margin for the three years ended December 31, 2006.

Table 1: Net Interest Income

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net interest income	$28,607	$30,030	$28,122
Tax equivalent adjustments	269	201	215
Net interest income (FTE)	$28,876	$30,231	$28,337
Net interest margin	3.74%	4.06%	3.98%
Tax equivalent adjustments	0.04%	0.03%	0.03%
Net interest margin (FTE)	3.78%	4.09%	4.01%

   Yields

     Table 2 reflects the detailed components of the Corporation’s net interest income for each of the three years ended December 31, 2006. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

     The Corporation’s net interest income on a fully tax equivalent basis was $28,876 in 2006, which compares to $30,231 in 2005, and is a decrease of $1,355, or 4.5%, from 2005. This follows an increase in net interest income of $1,894 in 2005 as compared to 2004. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.78% in 2006, or a decrease of 31 basis points from 2005. This follows an increase of 8 basis points in 2005 as compared to 2004. The decline in net interest income in 2006 was the result of a flat Treasury yield curve, competitive pressures and a change in deposit mix from low-cost to higher-cost sources.

Table 2: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Year ended December 31,
	2006			2005			2004
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations,
Federal Home Loan Bank stock and
Federal Reserve Bank stock	$150,444	$5,901	3.92%	$140,677	$4,761	3.38%	$139,646	$4,085	2.93%
State and political subdivisions	10,599	671	6.33	11,437	640	5.60	10,581	674	6.37
Federal funds sold and short-term
investments	1,737	77	4.43	2,644	87	3.29	5,289	120	2.27
Commercial loans	369,512	27,851	7.54	358,705	24,139	6.73	321,154	18,663	5.81
Real estate mortgage loans	83,790	5,175	6.18	87,422	5,438	6.22	105,485	7,051	6.68
Home equity lines of credit	66,926	5,058	7.56	64,727	3,996	6.17	60,466	2,730	4.51
Purchased installment loans	40,658	1,901	4.68	35,786	1,706	4.77	18,032	683	3.79
Installment loans	40,233	2,877	7.15	38,122	2,866	7.52	46,378	3,433	7.40
Total Earning Assets	$763,899	$49,511	6.48%	$739,520	$43,633	5.90%	$707,031	$37,439	5.30%
Allowance for loan loss	(6,478)			(7,760)			(7,878)
Cash and due from banks	22,266			24,288			24,737
Bank owned life insurance	14,316			13,646			13,030
Other assets	25,632			23,593			22,617
Total Assets	$819,635			$793,287			$759,537
Liabilities and Shareholders’ Equity
Consumer time deposits	$212,579	$8,665	4.08%	$179,825	$5,675	3.16%	$164,421	$4,221	2.57%
Public time deposits	54,248	2,756	5.08	47,145	1,551	3.29	45,576	730	1.60
Brokered time deposits	53,716	2,411	4.49	40,942	1,429	3.49	7,012	196	2.79
Savings deposits	86,325	294	0.34	101,808	332	0.33	105,883	322	0.30
Interest-bearing demand	189,173	4,028	2.13	173,335	1,934	1.12	174,150	1,345	0.77
Short-term borrowings	20,759	896	4.32	19,892	618	3.11	18,013	205	1.14
FHLB advances	43,948	1,585	3.61	61,283	1,863	3.04	77,760	2,083	2.68
Total Interest-Bearing Liabilities	$660,748	$20,635	3.12%	$624,230	$13,402	2.15%	$592,815	$9,102	1.54%
Noninterest-bearing deposits	83,777			92,730			92,305
Other liabilities	6,375			5,900			4,910
Shareholders’ Equity	68,735			70,427			69,507
Total Liabilities and
Shareholders’ Equity	$819,635			$793,287			$759,537
Net interest Income (FTE)		$28,876	3.78%		$30,231	4.09%		$28,337	4.01%
Taxable Equivalent Adjustment		(269)	(0.04)		(201)	(0.03)		(215)	(0.03)
Net Interest Income Per
Financial Statements		$28,607			$30,030			$28,122
Net Yield on Earning Assets			3.74%			4.06%			3.98%

   Average Balances

     Average earning assets increased $24,379, or 3.3%, to $763,899 in 2006 as compared to $739,520 for the same period of 2005. Average loans increased $16,357, or 2.8%, to $601,119 in 2006 as compared to $584,762 in 2005. The average increase of $16,357 is due primarily to an increase in the commercial loan portfolio of $10,807, an increase in installment loans of $2,111, an increase in home equity loans of $2,199 and an increase of $4,872 in purchased installment loans. Partially offsetting this growth was runoff of real estate mortgages of $3,632. Loan growth in all areas, except installment loans, was slower in 2006 than what had been experienced in 2005 and 2004. The increase in average loans was primarily funded with $44,033 of deposit growth. Noninterest-bearing deposits were weak in 2006 declining $8,953, or 9.7%, however interest- bearing deposits grew $52,986, or

9.8%. The interest-bearing deposit growth experienced in consumer time deposits was $32,754, or 18.2%, interest-bearing demand growth was $15,838, or 9.1%, brokered time deposit growth was $12,774, or 31.2% and public time deposit growth was $7,103, or 15.1%. Offsetting a portion of this growth was a $15,483 decline in savings deposits. The Bank began to use brokered time deposits in 2004 as an alternative wholesale funding source. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities.

   Rate/Volume

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 2006 and during the two years ended December 31, 2005. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income/Expense			Interest Income/Expense
	in 2006 over 2005			in 2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$366	$774	$1,140	$35	$641	$676
State and political subdivisions	(66)	97	31	40	(74)	(34)
Federal funds sold and short-term investments	(20)	10	(10)	(48)	15	(33)
Commercial loans	796	2,916	3,712	2,377	3,099	5,476
Real estate mortgage loans	(226)	(37)	(263)	(1,185)	(428)	(1,613)
Home equity lines of credit	162	900	1,062	249	1,017	1,266
Purchased installment loans	233	(38)	195	723	300	1,023
Installment loans	511	(500)	11	(610)	43	(567)
Total Interest Income	1,756	4,122	5,878	1,581	4,613	6,194
Consumer time deposits	1,213	1,777	2,990	458	996	1,454
Public time deposits	327	878	1,205	50	771	821
Brokered time deposits	507	475	982	993	240	1,233
Savings deposits	(50)	12	(38)	(15)	25	10
Interest bearing demand	420	1,674	2,094	(9)	598	589
Short-term borrowings	36	242	278	54	359	413
FHLB advances	(462)	184	(278)	(394)	174	(220)
Total Interest Expense	1,991	5,242	7,233	1,137	3,163	4,300
Net Interest Income(FTE)	$(235)	$(1,120)	$(1,355)	$444	$1,450	$1,894

     The impact of balance sheet growth and changing rates can be seen in Table 3, which segments the change in net interest income into volume and rate components. Total FTE interest income was $49,511 in 2006 as compared to $43,633 in 2005. This is an increase of $5,878 or 13.5%. Of this increase, $1,756 was due to volume and $4,123 to rate. When comparing 2006 to 2005, the contribution from balance sheet growth improved, and rates provided a positive contribution as well. Total interest expense was $20,635 in 2006 as compared to $13,402 in 2005. This is an increase of $7,233, or 54.0%. Of this increase, $1,991 was due to volume and $5,242 to rate.

     Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $1,120 reduction in net interest income due to rising rates. Also impacting the net interest margin is a continuing shift of savings accounts to higher cost money market accounts and retail time deposits. The deposit mix changes during 2006 resulted in a $235 reduction in net interest income due to volume decreases. Additionally, the Corporation continues to increase its use of brokered time deposits. While these funds are not more expensive than other wholesale funding sources, they are more expensive than deposits generated through our retail branch system.

   2005 versus 2004 Net Interest Income Comparison

     The Corporation’s net interest income on a fully tax equivalent basis was $30,231 in 2005, which compares to $28,337 in 2004, and is an increase of $1,894, or 6.7%, from 2004. The net interest margin was 4.09% in 2005, or an increase of 8 basis points from 2004. Net interest income improvement in 2005 was the result of the rising interest rate environment and an increase in average earning assets. Offsetting a portion of this improvement was competitive pricing pressures on loan and deposit yields. The positive impact of rates is evident in 2005 as compared to the negative impact of rates in 2004. The rise in short-term interest rates, triggering a 200 basis point increase in the Corporation’s prime lending rate in 2005, produced an increase in the yield on earning assets. The yield on earnings assets was 5.90% in 2005, or 60 basis points higher, as compared to 5.30% in 2004. The yield on loans was 6.52% in 2005, or 62 basis points higher, as compared to 5.90% in 2004. The rise in short-term interest rates also produced an increase in the cost of total interest-bearing liabilities. The cost of total interest-bearing liabilities was 2.15% in 2005, or 61 basis points higher, as compared to 1.54% in 2004.

     Average earning assets increased $32,489, or 4.6%, to $739,520 in 2005 as compared to $707,031 for the same period of 2004. Average loans increased $33,247, or 6.0%, to $584,762 in 2005 as compared to $551,515 in 2004. The average increase of $33,247 is due primarily to an increase in the commercial loan portfolio of $37,551, an increase in home equity loans of $4,261 and an increase of $17,754 in purchased installment loans. Partially offsetting this growth was runoff of real estate mortgages, direct installment and indirect installment loans. Commercial and home equity loan growth in 2005 was comparable with 2004. The large increase in purchased loans is comprised of high-quality new automobile loans originated by Morgan Bank, N.A. Since 2001 the Corporation has been reducing its presence in the indirect installment loan market due to excessive losses. It also had not fully developed its retail loan products such as home equity lines to be competitive in the market. The purchased loan program has been utilized as a short-term substitute for the lack of locally generated installment loans. In 2005, the retail loan products were redesigned, and it is anticipated that the Corporation’s dependence on this source of loans will be less in future years. The increase in average loans was primarily funded with growth in deposits. Noninterest-bearing deposit growth was $425, or .5%, and interest-bearing deposits grew $46,013, or 9.3%. The interest-bearing deposit growth was composed of retail time deposit growth of $15,404, or 9.4%, brokered time deposit growth of $33,930, or 483.9% and public time deposit growth of $1,569, or 3.4%. The Bank began to use brokered time deposits in 2004 as an alternative wholesale funding source. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities.

     Historically, the Corporation has been structured to experience better net interest income performance when interest rates rise. This basic balance sheet structure was evident in improved 2005 net interest income performance. Conversely, this structure was the primary reason for the margin deterioration experienced by the Corporation during the falling rate environment in 2001-2004.

     Total interest income on a fully tax equivalent basis was $43,633 in 2005 as compared to $37,439 in 2004. This is an increase of $6,194, or 16.5%. Of this increase, $1,581 was due to volume and $4,613 to rate. When comparing 2005 to 2004, the contribution from balance sheet growth improved, and rates provided a positive contribution as well, as compared to 2004 when total interest income was adversely impacted by rates. Total interest expense was $13,402 in 2005 as compared to $9,102 in 2004. This is an increase of $4,300, or 47.2%. Of this increase, $1,137 was due to volume and $3,163 to rate. In 2004, the impact of volume increased interest expense while the rates reduced interest expense.

   Noninterest Income

Table 4: Details of Noninterest Income

	Year ended December 31,
				2006 versus	2005 versus
	2006	2005	2004	2005	2004
	(Dollars in thousands)
Investment and trust services	$2,079	$1,940	$2,091	7.2%	(7.2)%
Deposit service charges	4,533	4,219	4,187	7.4	0.8
Electronic banking fees	1,948	1,895	2,794	2.8	(32.2)
Mortgage banking revenue	—	959	364	(100.0)	163.5
Income from bank owned life insurance	739	600	632	23.2	(5.1)
Other income	215	479	592	(54.9)	(19.1)
Total fees and other income	9,514	10,092	10,660	(5.7)%	(5.3)%
Gain(loss) on sale of securities	—	173	(777)	(100.6)	122.3
Gain on sale of loans	5	132	181	(96.2)	(27.1)
Gains (loss) on sale of other assets	232	(20)	378	(1260.0)	(105.3)
Total noninterest income	$9,751	$10,377	$10,442	(6.0)%	(0.6)%

   2006 vs 2005 Noninterest Income Comparison

     Total noninterest income was $9,751 in 2006 as compared to $10,377 in 2005. This was a decrease of $626, or 6.0%. Core noninterest income, which consists of noninterest income before other income and gains and losses, was $9,299 in 2006 as compared to $9,613 in 2005. This was a decrease of $314, or 3.3%.

     Trust and investment management fees increased $139, or 7.2%, during 2006 in comparison to 2005. Net trust commission increased $121, or 5.8%, in 2006 over the same period in 2005. Net brokerage fee income, through Investment Centers of America, Inc., was $35 in 2006, in comparison to $8 in 2005. Trust and investment management fee revenue was positively impacted by the performance of the S&P 500 index and pricing adjustments, which more than offset competitive pressures.

     Deposit service charges were $4,533 in 2006 as compared to $4,219 in 2005. This was an increase of $314, or 7.4%. Charges and fees consisting primarily of overdraft fees, increased $471, or 14.1%, in 2006 over the same period 2005. Management attributes this overall growth to aggressive sales and marketing efforts this year. The Corporation, however, experienced weaker business account growth during 2006 compared in 2005.

     Electronic banking fees were $1,948 in 2006 as compared to $1,895 in 2005. This is an increase of $53, or 2.8%. Electronic banking fees include debit, ATM and merchant services. Merchant service income, which is outsourced and a fee is received, increased $58, or 7.2%, over 2005. ATM fees increased $13, or 1.8%, over 2005.

     During the fourth quarter 2005, the operations of LNB Mortgage, LLC were closed. This eliminated this revenue as well as the expenses related to its generation.

     Income from bank owned life insurance increased $139, or 23.2%, in 2006 as compared to 2005. This increase is attributed to improvement in market performance which is reflected in the credit rates.

     Other income was $215 in 2006 as compared to $479 in 2005. This was a decrease of $264, or 55.1%. During 2005 certain loans, which were not appropriate for the Corporation’s portfolio, were placed with another financial institution for a fee. This resulted in $196 in revenue during 2005. There were no such transactions during 2006. Charleston Title Agency, a 49% owned subsidiary of the Corporation, was dissolved during the third quarter of 2006. Revenue generated from this Agency was $23 in 2006 as compared to $35 in 2005.

     During the fourth quarter of 2006, the land and building formerly housing the Westlake LPO, were sold resulting in a gain of $231. During 2005 several small equity securities and non-rated municipal bonds were sold resulting in a gain of $173. Gain on sale of loans was $132 in 2005. During 2006, a gain of $5 was recognized on the sale of other real estate owned.

   2005 versus 2004 Noninterest Income Comparison

     Total noninterest income was $10,377 in 2005 as compared to $10,442 in 2004. This is a decrease of $65, or .6%. Total fees and other income was $10,092 in 2005 as compared to $10,660 in 2004. This is a decrease of $568, or 5.3%.

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

     Electronic banking fees were $1,895 in 2005 as compared to $2,794 in 2004. This is a decline of $899, or 32.2%. Electronic banking fees include debit, ATM and merchant services. In the fourth quarter of 2004, the Corporation exited the merchant services business due to anticipated lower margins, higher operating costs and escalating risk. Since 2005 the Corporation has offered an outsourced solution for this product for which it receives a small fee. These fees were $27 in 2005 as compared to $945 in 2004. Excluding this factor, the fees on ATM and debit transactions were up $19 in 2005 as compared to 2004.

     Mortgage banking revenue was $959 in 2005 as compared to $364 in 2004, increasing $595, or 163.5%. 2005 was the first full year of operations for LNB Mortgage, LLC which began business in September 2004. The Corporation reevaluated this business line and the decision was made in mid 2005 to wind up the business of LNB Mortgage, LLC and to re-establish the mortgage operation in the Bank, which was accomplished by the end of 2005.

     Income from bank owned life insurance was $600 in 2005, as compared to $632 in 2004. This decline of $32, or 5.1%, was due to lower crediting rates. These rates are tied to long-term rates which started to improve in the second half of 2005.

     Other income was $479 in 2005 as compared $592 in 2004. This is a decrease of $113, or 19.1%, from 2004. Other income includes revenue from safe deposit box rental, EDP services and many small customer fees. Also included in other income are transaction lending fees resulting from loans placed with another financial institution for a fee. In 2005 this activity generated revenue of $196 as compared to $265 in 2004, a decrease of $69, or 26.0%. The rest of the decline is attributable primarily to reductions in the small dollar customer fees.

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

   Noninterest Expense

Table 5: Details on Noninterest Expense

	Year ended December 31,
				2006 versus	2005 versus
	2006	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$14,894	$15,057	$12,995	(1.1)%	15.9%
Furniture and equipment	2,984	3,001	2,784	(0.6)	7.8
Net occupancy	1,905	1,830	1,633	4.1	12.1
Outside services	1,609	1,925	1,182	(16.4)	62.9
Marketing and public relations	1,279	1,249	1,047	2.4	19.3
Supplies and postage	1,236	1,245	1,208	(0.7)	3.1
Telecommunications	751	1,167	713	(35.6)	63.7
Ohio Franchise tax	817	772	729	5.8	5.9
Electronic banking expense	618	542	1,257	14.0	(56.9)
Other expense	2,892	3,479	2,742	(16.9)	26.9
Total noninterest expense	$28,985	$30,267	$26,290	(4.2)%	15.1%

   2006 versus 2005 Noninterest Expense Comparison

     Noninterest expense was $28,985 in 2006 as compared to $30,267 in 2005. This is a decrease of $1,282, or 4.2%. During the second quarter of 2005, $1,218 of noninterest expense was recorded in salary and benefits and other noninterest expense categories that were specifically attributable to activities related to building a long-term business plan, including several management and personnel changes, and job eliminations. In addition, during the fourth quarter 2005, the Corporation closed the operations of LNB Mortgage, LLC as a separate business entity and absorbed mortgage lending into the operations of the Bank. As a result, $1,716 of operating expense which was present during 2005 was no longer a factor with respect to noninterest expense during 2006.

     Salaries and employee benefits were $14,894 in 2006 as compared to $15,057 in 2005. Included in 2005 was $972 of this expense from LNB Mortgage, LLC. Eliminating this expense, salary and employee benefit expense in 2006 increased $809, or 5.7%, in comparison to 2005. The increase in salary and benefit expense reflects the addition of sales personnel related to market expansion into Cuyahoga County during 2006, as well as personnel for two new branches.

     Furniture and equipment decreased $17, or 0.6%, in 2006 as compared to 2005. Leased equipment expense increased $81 over 2005, primarily due to new mainframe computer and telephone equipment leases placed in service in mid 2005. 2006 carried the full expense of these leases. The increase in leased equipment cost was offset by a decrease in depreciation expense of $97.

     Net occupancy expense was $1,905 in 2006 as compared to $1,830 in 2005. This was an increase of $75, or 4.1%. This was primarily attributable to expansion into Cuyahoga County in June of 2006 and the addition of the North Ridgeville office, and increased real estate taxes and facilities maintenance costs associated with the addition of these facilities. This was somewhat offset by the elimination of expenses related to LNB Mortgage, LLC.

     Outside services decreased $316, or 16.4%, in 2006 as compared to 2005. Legal expenses in 2005 were approximately $200 higher due to corporate governance and executive compensation work, as well as $150 for consulting work related to the technology area and commercial portfolio.

     Marketing and public relations expense increased $30, or 2.4% in 2006 as compared to 2005. This was primarily the result of increased media advertising for deposits and higher productions costs, as well as promotion of new facilities.

     Postage and supplies expense approximated that of 2005, with a decrease of $9, or .7% in 2006.

     Telecommunications expense was $751 in 2006 as compared to $1,167 in 2005. This was a decrease of $416, or 35.6%. During 2005, the Bank upgraded its voice and data telecom systems to provide enhanced service and reliability. All redundant expenses related to this project were eliminated in 2006.

     Ohio Franchise tax expense in 2006 increased $45, or 5.8%, over 2005. This is an equity based tax paid by the Corporation and its subsidiaries. In 2006, the Bank and its subsidiary, North Coast Community Development Corporation, were paying higher franchise taxes based on equity accumulation.

     Electronic banking expense was $618 in 2006 as compared to $542 in 2005. This increase is primarily the result of increased fees associated with bank-issued debit cards as a result of the transaction growth experienced in the number of new checking accounts.

     Other expense decreased $587, or 16.9%, in 2006 as compared to 2005. Included in this decrease was a single charge-off for an ATM loss of $82 during the first quarter 2005. Also included in other noninterest expense for 2005 was a goodwill impairment expense of $311 for LNB Mortgage, LLC. Charge-off’s associated with overdrafts decreased $51 during 2006 as compared to 2005. Loan and collection expense decreased $71 in 2006 as compared to 2005.

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

     Outside services were $1,925 in 2005 as compared to $1,182 in 2004. This is an increase of $743, or 62.9%. Of this increase, $358 was due to internal audit expenses. Since 2005, the Corporation has outsourced internal audit services. Legal expenses were approximately $200 higher due to corporate governance and executive compensation work. Also contributing to this increase was approximately $150 for consulting work in the technology area and an outside credit review of the commercial portfolio.

     Marketing and public relations expense was $1,249 in 2005, as compared to $1,047 in 2004. This is an increase of $202, or 19.3%, for the year. This was due to higher production costs, increased media advertising for deposits and costs associated with the Bank’s 100th anniversary celebration.

     Supplies, postage and freight were $1,245 in 2005 as compared to $1,208 in 2004. This is an increase of $37, or 3.1%. Postage expense increased $54 in 2005 as compared to 2004, reflecting more direct mail advertising. Supplies were well controlled during 2005.

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

   2006 versus 2005 Income taxes

     The Corporation recognized tax expense of $1,669 during 2006 and $2,479 for 2005. This is a decrease of $810, or 32.7% from 2005. The Corporation’s effective tax rate was 23.5% for 2006 as compared to 27.9% for the same period 2005. New market tax credit being generated by North Coast Community Development, a wholly owned subsidiary of The Lorain National Bank, was at a higher level during the 2006 as compared to 2005. On December 29, 2003, NCCDC received official notification of this tax credit award. Over the remaining ten years, it is expected that projects will be financed, which should improve the overall economic conditions in Lorain County, and generate additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $8,020 at December 31, 2006, generating a tax credit of $401. At December 31, 2005 qualified investments in NCCDC were $5,500, generating a tax credit of $276.

   2005 versus 2004 Income taxes

     In 2005 income tax expense was $2,479 as compared to $3,051 in 2004. This represents a decrease of $572 to 18.7% from 2004. The Corporation’s effective tax rate was 27.9% in 2005 as compared to 29.0% in 2004. This decrease reflected the impact of the Corporation’s BOLI investment and the impact in 2005 and 2004 of new markets tax credits generated by NCCDC.

Balance Sheet Analysis

   Overview

     The Corporation’s total assets at December 31, 2006 were $851,098 as compared to $801,121 at December 31, 2005. This is an increase of $49,977, or 6.2%. Total securities increased $3,784, or 2.4%, over December 31, 2005. Portfolio loans increased $39,908, or 6.8%, over December 31, 2005. Total deposits at December 31, 2006 were $717,261 as compared to $640,216 at December 31, 2005. Total interest-bearing liabilities were $683,294 as compared to $639,131 at December 31, 2005.

Securities

     The distribution of the Corporation’s securities portfolio at December 31, 2006 and December 31, 2005 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 46.7% U.S. Government agencies, 43.8% U.S. agency mortgage backed securities, and 7.4% municipal securities. Other securities, consisting of Federal Home Loan Bank stock and Federal Reserve Bank stock represent 2.1% of the portfolio. At December 31, 2006 the securities portfolio had a temporary unrealized loss of $2,771, representing 1.7% of the total amortized cost of the Bank’s securities. The unrealized loss at December 31, 2005 was $3,664. The change year-over-year reflects the maturity of securities in 2006 that have been reinvested at current market rates. New investments are primarily in three to four year average life agencies and four to five year average life mortgage backed securities and intermediate, high quality municipal bonds. Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2006.

Table 6: Maturity Distribution of Securities at Amortized Cost

				At December 31,
	From 1 to 5	From 5 to	After 10
	Years	10 Years	Years	2006	2005	2004
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and
corporations	$103,876	$36,138	$6,618	$146,632	$146,010	$131,789
State and political subdivisions	1,478	3,351	6,665	11,494	9,231	11,148
Equity Securities	52	—	—	52	52	3,938
FHLB and Federal Reserve Stock	3,248	—	—	3,248	3,645	4,033
Total securities available for sale	$108,654	$39,489	$13, 283	$161,426	$158,938	$150,908

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

				At December 31,
	From 1 to 5	From 5 to	After 10
	Years	10 Years	Years	2006	2005	2004
Securities available for sale:
U.S. Government agencies and
corporations	3.86%	4.50%	4.82%	4.06%	3.59%	3.28%
State and political subdivisions	5.72	6.45	6.75	6.53	5.88	5.29
Equity Securities	5.26	—	—	5.26	6.00	5.67
FHLB and Federal Reserve Stock	5.84	—	—	5.84	5.77	4.36
Total securities available for sale	3.94%	4.67%	5.79%	4.27%	3.78%	3.54%
____________________

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

   Loans

     The detail of loan balances is presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.

     Total loans at December 31, 2006 were $628,333. This is an increase of $37,322, or 6.3% over December 31, 2005. At December 31, 2006, commercial loans represented 59.5% of total loans. There were no commercial loans held for sale at December 31, 2006. Consumer loans, consisting of installment loans and home equity loans, comprised 24.7% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation also purchases consumer loans from Morgan Bank, N.A, consisting primarily of high quality car loans. On January 16, 2007, the Corporation announced the execution of a definitive agreement to acquire Morgan Bancorp, Inc. (“Morgan”) of Hudson, Ohio in which LNB Bancorp would acquire Morgan and its wholly-owned subsidiary, Morgan Bank, N.A. Completion of the merger is anticipated in the third quarter of 2007, pending certain regulatory and Morgan shareholder approvals.

     Real estate mortgages are construction and 1-4 family mortgage loans. Construction loans comprised $2,216 of the $99,182 real estate mortgage loan portfolio at December 31, 2006. Real estate mortgages comprised 15.8% of total portfolio loans. At December 31, 2006, mortgage loans had increased $17,815, or 21.9%, in comparison to December 31, 2005. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.

     Loan balances and loan mix are presented by type for the five years ended December 31, 2006 in Table 8.

Table 8: Loan Portfolio Distribution

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial	$374,055	$363,144	$339,439	$303,347	$259,819
Real estate mortgage	99,182	81,367	112,787	113,649	141,405
Home equity lines of credit	70,028	66,134	62,143	57,762	48,816
Purchased installment	43,019	42,023	27,833	7,218	—
Installment	42,049	38,343	33,022	51,999	54,219
Credit Cards	—	—	—	—	5,117
Total Loans	628,333	591,011	575,224	533,975	509,376
Allowance for loan losses	(7,300)	(6,622)	(7,386)	(7,730)	(6,653)
Net Loans	$621,033	$584,389	$567,838	$526,245	$502,723

	At December 31,
	2006	2005	2004	2003	2002
Loan Mix Percent
Commercial	59.5%	61.4%	59.1%	56.8%	51.0%
Real Estate Mortgage	15.8	13.8	19.6	21.3	27.8
Home Equity lines of credit	11.1	11.2	10.8	10.8	9.6
Purchased installment	6.9	7.1	4.8	1.4	—
Installment	6.7	6.5	5.7	9.7	10.6
Credit Cards	—	—	—	—	1.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

     Table 9 shows the amount of commercial loans outstanding as of December 31, 2006 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in one year or less classification.

Table 9: Commercial Loan Maturity and Repricing Analysis

December 31, 2006
(Dollars in thousands)
Maturing and repricing in one year or less	$169,522
Maturing and repricing in one year but within five years	109,645
Maturing and repricing beyond five years	88,557
Total Commercial Loans	$367,724

Funding Sources

     The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Demand deposits	$83,777	$92,730	$92,305	0.00%	0.00%	0.00%
Interest checking	189,173	173, 335	174,150	2.13	1.12	0.77
Savings deposits	86,325	101,808	105,883	0.34	0.33	0.30
Consumer time deposits	212,579	179,825	164,421	4.08	3.16	2.57
Public time deposits	54,248	47,145	45,576	5.08	3.29	1.60
Brokered time deposits	53,716	40,942	7,012	4.49	3.49	2.79
Total Deposits	679,818	635,785	589,347	2.67	1.72	1.16
Short-term borrowings	20,759	19,892	18,013	4.32	3.11	1.14
FHLB borrowings	43,948	61,283	77,760	3.61	3.04	2.68
Total borrowings	64,707	81,175	95,773	3.83	3.06	2.39
Total funding	$744,525	$716,960	$685,120	2.77%	1.87%	1.33%

     The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts, and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2006.

     Average deposit balances grew 6.9% in 2006 compared to increases of 7.9% in 2005 and 1.2% in 2004. The Corporation continues to benefit from a large concentration of low-cost local deposit funding. These sources continued to decrease in 2006, following a slight decline in 2005 as compared to 2004. Sources such as demand deposit accounts, interest checking accounts and savings accounts comprised 48.3% of the Corporation’s average funding in 2006, as compared to 51.3% and 54.3% in 2005 and 2004 respectively. On an average balance basis, these sources declined by 2.3% in 2006 as compared to 2005, following a decline of 1.2% in 2005 as compared to 2004. These funds had an average yield of 1.2% in 2006 as compared to .62% in 2005 and .45% in 2004. Included in these funds are the Corporation’s money market accounts. These were much more aggressively priced in 2006 which accounts for the increase in the average cost of these low-cost sources. The average yield on money market accounts was 3.24% in 2006, compared to 1.87% in 2005. Although these remain important sources of funds, the Corporation is more dependent, at varying times and amounts, on brokered time deposits, public fund time deposits and borrowings. Average time deposits were $320,543, an increase of $52,631 or 19.6% in 2006 as compared to 2005. This follows an increase of $50,903, or 23.5% in 2005 as compared to 2004. The increase in time deposits resulted from increased consumer, brokered and public fund time deposit balances.

     Average borrowings decreased 20.3% in 2006 as compared to a decrease of 15.2% in 2005 and an increase of 15.3% in 2004. The Corporation’s borrowings are primarily sweep accounts and Federal Home Loan Bank advances. In 2005 the Corporation increased its use of brokered time deposits and reduced its use of FHLB borrowings. These time deposits are priced comparably to FHLB advances and are not collateralized. These products continue to be an important part of the Corporation’s interest rate risk management strategy. The Corporation expects these trends to continue.

Liquidity

     Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity is achieved by managing the cashflow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2006 the Bank was in compliance with these policy limits.

     In addition to maintaining a stable source of core deposits, the Bank manages adequate liquidity by assuring continual cashflow in the securities portfolio. At December 31, 2006, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $39,014 and $101,381 in the next 36 months.

     The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. Table 11 highlights the liquidity position of the Bank including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2006.

Table 11: Liquidity

	Borrowing	Unused
	Capacity	Capacity
	(Dollars in thousands)
FHLB Cincinnati	$79,474	$44,388
FRB Cleveland	8,033	6,828
Federal Funds Lines	52,750	51,250
Total	$140,257	$102,466

     LNB Bancorp, Inc. is the financial holding company of The Lorain National Bank and conducts no operations. Its only ongoing need for liquidity is the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from The Lorain National Bank. Dividends from The Lorain National Bank are restricted by regulation. At December 31, 2006, the Corporation also had certain short-term investments in the amount of $28 which may be used for dividends and other corporate purposes. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit, but no such agreements were in place and there was no amount outstanding as of December 31, 2006.

Capital Resources

     Shareholders’ equity at year-end 2006 totaled $68,697, compared to $68,406 and $70,574 at year-end 2005 and 2004 respectively. This increase in 2006 resulted from net income of $5,424, a change of $903 in comprehensive income, and a change of $48 for share-based compensation income. These were offset by the payment of dividends of $4,641, and an increase of $1,443 in treasury stock. The comprehensive income change was due to the change in the fair value of securities classified as available for sale and the change in the minimum pension liability.

The change in treasury stock is part of the Corporation’s previously disclosed program to buyback up to 5% of the Corporation’s outstanding common shares. The Corporation purchased 77,500 shares pursuant to this plan in 2006.

     Total cash dividends declared in 2006 by the Board of Directors was $4,641 as compared to $4,760 in 2005. In each of the last 20 years, the Board of Directors has approved a regular cash dividend. Any future dividend is subject to Board approval.

     The dividend payout ratio, representing dividends per share divided by earnings per share, was 85.7% and 74.2% for the years 2006 and 2005, respectively. The increase in the dividend payout ratio is above the long-term target ratio established by the Board of Directors, but represents the Corporation’s expectation for the near-term recovery of both revenue and earnings growth.

     At December 31, 2006, the Corporation’s market capitalization was $103,421 compared to $117,055 at December 31, 2005. There were 2,052 shareholders of record at December 31, 2006. LNB Bancorp, Inc.’s common stock is traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”

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

Contractual Obligations and Commitments

     Contractual obligations and commitments of the Corporation at December 31, 2006 are as follows:

Table 12: Contractual Obligations

		Two and	Four	Over
	One Year	Three	and Five	Five
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Short-term borrowings	$22,163	$—	$—	$—	$22,163
FHLB advances	15,000	20,000	—	86	35,086
Operating Leases	1,065	1,665	942	1,416	5,088
Benefit payments	371	648	905	2,904	4,828
Severance Payments	123	251	260	67	701
Total	$38,722	$22,564	$2,107	$4,473	$67,866

Pending Acquisition

     On January 16, 2007, the Corporation announced the execution of a definitive agreement to acquire Morgan Bancorp, Inc. (“Morgan”) of Hudson, Ohio. The Corporation’s transaction is for the acquisition of Morgan and its wholly-owned subsidiary, which had approximately $129 million in assets at the date of the agreement.

     Under the terms of the agreement, shareholders of Morgan will be entitled to receive cash, common shares of LNB, or a combination thereof, based upon an election process to occur prior to closing. Cash consideration is valued at $52.00 per Morgan share and stock consideration is fixed at an exchange ratio of 3.162 common shares of LNB Bancorp for each share of Morgan. The agreement further provides that, in the aggregate, 50% of the Morgan common shares will be exchanged for common shares of LNB Bancorp and the remaining 50% of the Morgan common shares will be exchanged for cash.

     The transaction is valued at $26.5 million and is expected to close in the third quarter of 2007. The exchange is expected to qualify as a tax-free transaction to the Morgan shareholders. Following the merger, and upon receipt of all necessary regulatory approvals, Morgan Bank, N.A. will be merged with and into the Corporation.

     Not considering the merger-related charges discussed below, the merger is expected to be accretive to earnings per share by approximately $.08 or 6.7 percent in the first full fiscal year of operations (2008), due to the expected cost-saving benefits achieved through the integration of systems and support functions, improved branch efficiencies and increased alternative delivery channels for financial products and services. The Corporation expects to reduce noninterest expenses of the combined entity by approximately $1.7 million. This expense reduction, while not expected to be totally from the Morgan Bank operation, represents about 48 percent of Morgan’s expense base. The Corporation intends to recognize these expense reductions as quickly and prudently as possible. After-tax merger-related costs of approximately $1.5 – $2.0 million will be incurred to complete the merger.

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

FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R

     In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of FASB Statement No. 158 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

     Credit quality measures in the last six months of 2006 deteriorated as compared to the same period in 2005. Weaker general economic conditions, especially in residential and commercial development lending, combined with the need to further strengthen underwriting and portfolio management controls resulted in higher levels of nonperforming loans and potential problem loans.

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

     Nonperforming loans at December 31, 2006 were $12,812 as compared to $6,494 at December 31, 2005, an increase of $6,318. Of this total, commercial loans were $10,322 as compared to $5,129 at December 31, 2005. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At December 31, 2006, specific reserves on these loans totaled $1,115 as compared to $356 specifically reserved at December 31, 2005. The $5,194 increase in commercial nonperforming loans was the result of four commercial relationships totaling $4,393. These four loans are either well secured by real estate, or had specific reserves established at December 31, 2006. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At December 31, 2006, potential problem loans increased $7,663, to $22,103. This compares to $14,440 at December 31, 2005, and reflects the categorization of three large real estate development relationships totaling $7,740 as potential loan problems.

     Other foreclosed assets were $1,289 as of December 31, 2006, an increase of $857 from December 31, 2005. The $1,289 is comprised of eight commercial properties totaling $945 and four 1-4 family residential properties totaling $344. This compares to $211 in 1-4 family residential properties with the remainder in commercial properties as of December 31, 2005.

     Table 13 sets forth nonperforming assets for the period ended December 31, 2006 and December 31, 2005.

Table 13: Nonperforming Assets

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial loans	$10,322	$5,129	$3,255	$4,104	$1,213
Real estate mortgage	2,165	1,182	1,116	821	461
Home equity lines of credit	168	25	400	89	22
Purchased installment	—	—	—	—	—
Installment loans	157	158	150	140	167
Total nonperforming loans	12,812	6,494	4,921	5,154	1,863
Other foreclosed assets	1,289	432	420	589	22
Total nonperforming assets	$14,101	$6,926	$5,341	$5,743	$1,885
Loans 90 days past due accruing interest	$—	$—	$—	$46	$45
Allowance for loan losses to nonperforming loans	57.0%	102.0%	150.1%	150.0%	357.1%

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

While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 14 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended December 31, 2006.

Table 14: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$6,622	$7,386	$7,730	$6,653	$5,890
Charge-offs:
Commercial	(1,120)	(1,582)	(1,619)	(1,207)	(738)
Real estate mortgage	(171)	(28)	(21)	(1)	(15)
Home equity lines of credit	(81)	(146)	(109)	(22)	—
Purchased installment	(69)	(65)	—	—	—
Installment	(347)	(435)	(591)	(728)	(1,030)
DDA Overdrafts	(240)	—	—	—	—
Total charge-offs	(2,028)	(2,256)	(2,340)	(1,958)	(1,783)
Recoveries:
Commercial	153	75	71	87	163
Real estate mortgage	9	—	—	—	1
Home equity lines of credit	—	1	1	—	—
Purchased installment	—	3	—	—	—
Installment	150	165	176	253	182
DDA Overdrafts	114	—	—	—	—
Total Recoveries	426	244	248	340	346
Net Charge-offs	(1,602)	(2,012)	(2,092)	(1,618)	(1,437)
Provision for loan losses	2,280	1,248	1,748	2,695	2,200
Balance at end of year	$7,300	$6,622	$7,386	$7,730	$6,653

     The allowance for loan losses at December 31, 2006 was $7,300 or 1.16% of outstanding loans, compared to $6,622 or 1.13% of outstanding loans at December 31, 2005. The allowance for loan losses was 57% and 102% of nonperforming loans at December 31, 2006 and 2005, respectively.

     Net charge-offs for the year ended December 31, 2006 were $1,602, as compared to $2,012 for the year ended December 31, 2005. Net charge-offs as a percent of average loans in 2006 was .27% , as compared to .34% in 2005. Net charge-offs in 2006 were at the lowest level since 2002.

     Direct deposit account overdrafts were charged to the allowance for loan losses for the first time in 2006 and accounted for $126 of the net charge-offs in 2006. These charges were previously expensed directly to noninterest expense. For comparison purposes the net overdraft charge-offs expensed to noninterest expense in 2005 was $31.

     The provision charged to expense was $2,280 for the year ended December 31, 2006 as compared to $1,248 for the same period 2005. The provision for loan losses for the year ended December 31, 2006 was, in the opinion of management, adequate when balancing the lower charge-off trends, with the higher level of nonperforming loans and the level of potential problem loans at December 31, 2006. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2006. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

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

     The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the interest rate gap. An institution that has more interest rate sensitive assets than interest rate sensitive liabilities in a given period is said to be asset sensitive or has a positive gap. This means that if interest rates rise a corporation’s net interest income may rise and if interest rates fall its net interest income may decline. If interest sensitive liabilities exceed interest sensitive assets then the opposite impact on net interest income may occur. The usefulness of the gap measure is limited. It is important to know the gross dollars of assets and liabilities that may re-price in various time horizons, but without knowing the frequency and basis of the potential rate changes the predictive power of the gap measure is limited.

     Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2006, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $1,150, or 4.02%, and in a -200 basis point shock, net interest income would decrease $1,316, or 4.60%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

     The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2006, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 12.86% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 11.65%.

Table 15: GAP Analysis:

		At December 31, 2006
	Under 3	3 to 12				After 15
	Months	Months	1 to 3 Years	3-5 Years	5-15 Years	Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term
investments	$17,660	$21,560	$62,367	$34,578	$25,529	$—	$161,694
Loans	381,679	32,051	53,691	84,230	76,131	551	628,333
Total earning assets	$399,339	$53,611	$116,058	$118,808	$101,660	$551	$790,027

Interest-bearing liabilities:
Consumer time deposits	102,938	190,743	48,654	5,309	—	—	347,644
Money Market deposits	109,775	—	—	—	—	—	109,775
Savings deposits	—	—	80,086	—	—	—	80,086
Interest-bearing demand
deposits	—	—	88,540	—	—	—	88,540
Short-term borrowings	3,750	11,250	—	—	—	—	15,000
Long-term debt	—	—	22,006	2,000	80	—	24,086
Fed Funds, Repos, Other	22,163	—	—	—	—	—	22,163
Total interest-bearing
liabilities	$238,626	$201,993	$239,286	$7,309	$80	$—	$687,294

Cumulative interest rate gap	$160,715	$12,332	$(110,895)	$604	$102,183	$102,734
RSA/RSL	167%	103.0%	84.0%	100.0%	115.0%	115.0%	—

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LNB Bancorp, Inc.

     We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. and subsidiaries (the Corporation) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LNB Bancorp, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LNB Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Plante Moran PLLC

Auburn Hills, Michigan
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
LNB Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. and subsidiaries (Company) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005.. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Cleveland, Ohio
March 13, 2006

CONSOLIDATED BALANCE SHEETS
	At December 31,
	2006	2005
	(Dollars in thousands
	except share amounts)
ASSETS
Cash and due from Banks	$29,122	$23,923
Federal funds sold and short-term investments	—	—
Securities:
Available for sale, at fair value	155,810	151,629
Federal Home Loan Bank and Federal Reserve Bank Stock	3,248	3,645
Total securities	159,058	155,274
Loans:
Loans held for sale	—	2,586
Portfolio loans	628,333	588,425
Allowance for loan losses	(7,300)	(6,622)
Net loans	621,033	584,389
Bank premises and equipment, net	12,599	10,833
Other real estate owned	1,289	432
Bank owned life insurance	14,755	13,935
Goodwill and intangible assets, net	3,157	3,321
Accrued interest receivable	3,939	3,053
Other assets	6,146	5,961
Total Assets	$851,098	$801,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand and other noninterest-bearing	$91,216	$87,597
Savings, money market and interest-bearing demand	278,401	265,831
Certificates of deposit	347,644	286,788
Total deposits	717,261	640,216
Short-term borrowings	22,163	32,616
Federal Home Loan Bank advances	35,086	53,896
Accrued interest payable	3,698	2,126
Accrued taxes, expenses and other liabilities	4,193	3,861
Total Liabilities	782,401	732,715
Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares,
issued 6,771,867 shares at December 31, 2006 and 2005	6,772	6,772
Preferred Shares, Series A Voting, no par value, authorized 750,000
shares, none issued at December 31, 2006 and 2005	—	—
Additional paid-in capital	26,382	26,334
Retained earnings	43,728	42,945
Accumulated other comprehensive loss	(2,093)	(2,996)
Treasury shares at cost, 328,194 shares at December 31, 2006 and 250,694
shares at December 31, 2005	(6,092)	(4,649)
Total Shareholders’ Equity	68,697	68,406
Total Liabilities and Shareholders’ Equity	$851,098	$801,121

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$42,800	$38,145	$32,560
Securities:
U.S. Government agencies and corporations	5,699	4,487	3,784
State and political subdivisions	464	439	459
Other debt and equity securities	202	224	301
Federal funds sold and short-term investments	77	137	120
Total interest income	49,242	43,432	37,224
Interest Expense
Deposits:
Certificates of deposit, $100 and over	6,884	3,937	1,448
Other deposits	11,261	6,976	5,366
Federal Home Loan Bank advances.	1,585	1,862	2,066
Short-term borrowings	905	627	222
Total interest expense	20,635	13,402	9,102
Net Interest Income	28,607	30,030	28,122
Provision for Loan Losses	2,280	1,248	1,748
Net interest income after provision for loan losses	26,327	28,782	26,374
Noninterest Income
Investment and trust services	2,079	1,940	2,091
Deposit service charges	4,533	4,219	4,187
Other service charges and fees	1,948	1,895	2,794
Mortgage banking revenue	—	959	364
Income from bank owned life insurance	739	600	632
Other income	215	479	592
Total fees and other income	9,514	10,092	10,660
Securities gains (losses), net	—	173	(777)
Gains on sale of loans	—	132	181
Gains (loss) on sale of other assets, net	237	(20)	378
Total noninterest income	9,751	10,377	10,442
Noninterest Expense
Salaries and employee benefits	14,894	15,057	12,995
Furniture and equipment	2,984	3,001	2,784
Net occupancy	1,905	1,830	1,633
Outside services	1,609	1,925	1,182
Marketing and public relations.	1,279	1,249	1,047
Supplies, postage and freight	1,236	1,245	1,208
Telecommunications	751	1,167	713
Ohio Franchise tax	817	772	729
Electronic banking expenses	618	542	1,257
Loan and Collection Expense	768	836	642
Other expense	2,124	2,643	2,100
Total noninterest expense	28,985	30,267	26,290
Income before income tax expense	7,093	8,892	10,526
Income tax expense	1,669	2,479	3,051
Net Income	$5,424	$6,413	$7,475
Net Income Per Common Share
Basic	$0.84	$0.97	$1.13
Diluted	0.84	0.97	1.13
Dividends declared	0.72	0.72	0.72
Average Common Shares Outstanding
Basic	6,461,892	6,612,803	6,631,392
Diluted	6,462,094	6,612,852	6,632,324

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2004	$6,766	$26,243	$38,715	$(704)	$(2,885)	$68,135
Comprehensive income:
Net Income			7,475			7,475
Other comprehensive loss, net of tax:
Minimum pension liability				(67)		(67)
Change in unrealized gains and
losses on securities				(526)		(526)
Total comprehensive income						6,882
Issuance of 23,103 shares of Treasury
stock for stock options			(121)		454	333
Issuance of 460 shares of Treasury stock
for employee benefit plans					1	1
Common dividends declared,
$.72 per share			(4,777)			(4,777)
Balance, December 31, 2004	$6,766	$26,243	$41,292	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net Income			6,413			6,413
Other comprehensive loss, net of tax:
Minimum pension liability				(129)		(129)
Change in unrealized gains and
losses on securities				(1,570)		(1,570)
Total comprehensive income						4,714
Issuance of common stock under
employment agreement	6	91				97
Purchase of 125,000 shares of
Treasury Stock					(2,219)	(2,219)
Common dividends declared,
$.72 per share			(4,760)			(4,760)
Balance, December 31, 2005	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			5,424			5,424
Other comprehensive income, net of tax:
Minimum pension liability				47		47
Change in unrealized gains
and losses on securities				856		856
Total comprehensive income						6,327
Share-based comprehensive income		48				48
Purchase of 77,500 shares of
Treasury Stock					(1,443)	(1,443)
Common dividends declared,
$.72 per share			(4,641)			(4,641)
Balance, December 31, 2006	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating Activities
Net income	$5,424	$6,413	$7,475
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for loan losses	2,280	1,248	1,748
Depreciation and amortization	1,631	1,776	1,808
Amortization of premiums and discounts	305	999	1,006
Amortization of intangibles	164	169	130
Impairment of goodwill	—	311	—
Amortization of deferred loan fees.	73	297	99
Federal deferred income tax expense (benefit)	(564)	291	183
Issuance of stock under employment agreement	—	97	—
Securities (gains) losses, net		(173)	777
Share-based compensation expense, net of tax	48	—	—
Net gain from loan sales.	—	(132)	(181)
Net (gain) loss on sale of other assets	(237)	20	(378)
Net decrease in accrued interest receivable and other assets	(2,875)	(1,582)	(1,919)
Net decrease (increase) in accrued interest payable,
taxes and other liabilities	1,846	1,370	(562)
Net cash provided by operating activities	8,095	11,104	10,186
Investing Activities
Proceeds from maturities of held-to-maturity securities	—	—	1,330
Proceeds from sales of available-for-sale securities	—	26,343	34,941
Proceeds from maturities of available-for-sale securities	33,753	4,576	29,537
Purchase of held-to-maturity securities	—	—	(16,596)
Purchase of available-for-sale securities	(36,963)	(39,198)	(48,928)
Purchase of Federal Home Loan Bank Stock	(173)	(210)	(154)
Sale of Federal Home Loan Bank Stock	570	598	—
Net increase in loans made to customers	(41,519)	(23,529)	(47,587)
Proceeds from the sale of other real estate owned	1,487	692	1,185
Purchase of bank premises and equipment	(2,417)	(1,191)	(2,604)
Proceeds from sale of bank premises and equipment	668	55	672
Net cash paid in acquisitions	—	—	(350)
Net cash used in investing activities	(44,594)	(31,864)	(48,554)
Financing Activities.
Net increase (decrease) in demand and other noninterest-bearing	3,619	(8,683)	9,587
Net increase (decrease) in savings, money market and
interest-bearing demand	12,570	(14,338)	2,972
Net increase in certificates of deposit	60,856	57,694	11,640
Net increase (decrease) in short-term borrowings.	(10,453)	997	16,596
Proceeds from loan sales	—	4,574	3,329
Proceeds from Federal Home Loan Bank advances	287,000	148,000	104,256
Prepayment of Federal Home Loan Bank advances	(305,810)	(163,400)	(106,500)
Purchase of treasury stock	(1,443)	(2,219)	—
Redemption of treasury stock	—	—	334
Dividends paid	(4,641)	(4,760)	(4,777)
Net cash provided by financing activities	41,698	17,865	37,437
Net increase (decrease) in cash and cash equivalents.	5,199	(2,895)	(931)
Cash and cash equivalents, January 1	23,923	26,818	27,749
Cash and cash equivalents, December 31	$29,122	$23,923	$26,818
Supplemental cash flow information
Interest paid	$19,335	$12,448	$9,376
Income taxes paid	2,768	2,355	2,060
Transfer of loans to other real estate owned	2,548	704	999
Transfer of held to maturity securities to available for sale	—	—	19,909

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

   Securities

     Securities that are bought and held for the sole purpose of selling them in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2006 and December 31, 2005, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. As of December 31, 2006 and December 31, 2005 all securities held by the Corporation are classified as available for sale and are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

   Stock-Based Compensation

     A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. No awards are currently outstanding under the plan; however, at December 31, 2006 and December 31, 2005 the Corporation did have stock option agreements with two individuals outside of the 2006 Stock Incentive Plan. The Corporation also issued Stock Appreciation Rights (SAR’s) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.

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

(2) Earnings Per Share

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in
Basic Earnings per Share	6,461,892	6,612,803	6,631,392
Dilutive effect of incentive stock options	202	49	932
Weighted average shares outstanding used in
Diluted Earnings Per Share	6,462,094	6,612,852	6,632,324
Net Income	$5,424	$6,413	$7,475
Basic Earnings Per Share	$0.84	$0.97	$1.13
Diluted Earnings Per Share	$0.84	$0.97	$1.13

(3) Cash and Due from Banks

     Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $12,834 and $13,116 during 2006 and 2005. The required ending reserve balance was $12,692 on December 31, 2006 and $12,619 on December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	At December 31,
	2006	2005
	(Dollars in thousands)
Core deposit intangibles	$1,287	$1,288
Less: accumulated amortization	1,208	1,095
Carrying value of core deposit intangibles	$79	$193

     The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at December 31, 2006 and December 31, 2005 net of accumulated amortization:

	At December 31,
	2006	2005
	(Dollars in thousands)
Goodwill	$2,827	$2,827
Mortgage servicing rights	251	301
Core deposit intangibles assets	79	193
Total goodwill and intangible assets	$3,157	$3,321

     Amortization expense for intangible assets was $164, $169 and $130 for the years ended December 31, 2006, 2005 and 2004, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2006. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

	Core Deposits	Mortgage
	Intangibles	Servicing Rights	Total
2007	$79	$43	$122
2008	—	39	39
2009	—	36	36
2010	—	34	34
2011	—	31	31
2012 and beyond	—	68	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(5) Securities

     The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2006 and 2005 follows:

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,632	$ 25	$(2,736)	$143,921
State and political subdivisions	11,494	308	(35)	11,767
Equity securities	52	70	—	122
Total Securities	$158,178	$403	$(2,771)	$155,810

	At December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,010	$ 8	$(3,965)	$142,053
State and political subdivisions	9,231	249	(24)	9,456
Equity securities	52	68	—	120
Total Securities	$155,293	$325	$(3,989)	$151,629

     The amortized cost, fair value and weighted average yield of debt securities by contractual maturity date at December 31, 2006 follows:

	At December 31, 2006
						Weighted
	Within	1 to	5 to	After		Average
	1 Year	5 Years	10 Years	10 Years	Total	Yield
	(Dollars in thousands)
U.S. Government agencies and corporations	$17,534	$86,342	$36,138	$6,618	$146,632	4.06%
State and political subdivisions	193	1,285	3,351	6,665	11,494	6.53
Equity securities	52	—	—	—	52	5.26
Amortized cost	$17,779	$87,627	$39,489	$13,283	$158,178	4.27%
Fair Value	$20,933	$85,980	$38,742	$13,403	$159,058	4.34%

     Realized gains and losses related to securities available for sale for each of the three years ended December 31 follows:

	2006	2005	2004
	(Dollars in thousands)
Gross realized gains	$—	$202	$395
Gross realized losses	—	(29)	(14)
Other than temporary impairment losses	—	—	(1,158)
Net Securities Gains (Losses)	$—	$173	$(777)
Proceeds from the sale of available for sale securities	$—	$26,343	$34,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year. The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $125,947 and $136,143 at December 31, 2006 and 2005, respectively. The fair value of securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments. In 2004, the Corporation reclassified all held to maturity securities to available for sale. This transfer was made recognizing that the primary purpose of the securities portfolio is liquidity. The Corporation does not anticipate classifying any securities as held to maturity in the future. The securities portfolio contained $448 and $490 in non-rated securities of state and political subdivisions at December 31, 2006 and 2005, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $444 and $490 at December 31, 2006 and 2005, respectively. This portfolio of non-rated securities are short-term debt issues of two (2) local political subdivisions. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2006 and 2005.

     At December 31, 2004, the Corporation recorded a $1,158 pre-tax charge to earnings to recognize other than temporary impairment of the Corporation’s investment in FNMA and FHLMC preferred securities which were subsequently sold in 2005. Management has reviewed the securities portfolio and has determined that there is no other than temporary impairment to their value as of December 31, 2006.

     The following is a summary of securities that had unrealized losses at December 31, 2006. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2006, the total unrealized losses of $2,771 were temporary in nature and due to the current level of interest rates.

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized		Unrealized		Unrealized
	Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agencies and
corporations	$17,370	$(163)	$126,551	$(2,573)	$143,921	$(2,736)
State and political subdivisions	193	—	11,574	(35)	11,767	(35)
Total	$17,563	$(163)	$138,125	$(2,608)	$155,688	$(2,771)

	At December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized		Unrealized		Unrealized
	Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agencies and
corporations	$29,873	$(451)	$107,153	$(3,514)	$137,026	$(3,965)
State and political subdivisions	—	—	1,170	(24)	1,170	(24)
Total	$29,873	$(451)	$108,323	$(3,538)	$138,196	$(3,989)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(6) Transactions with Related Parties

     The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2006	2005
	(Dollars in thousands)
Amount at beginning of year	$24,801	$22,399
Additions (deductions)
New Loans	6,201	4,616
Repayments	(6,177)	(4,361)
Changes in directors and officers and /or affiliations, net	—	2,147
Amount at end of year	$24,825	$24,801

     The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties at December 31, 2006 follows:

	Number of	Balance at
	Accounts	December 31, 2006
	(Dollars in thousands)
Savings deposits	21	$57
Consumer time deposits	14	160
Demand deposits	41	1,167

(7) Loans and Allowance for Loan Losses

     Loan balances at December 31, 2006 and December 31, 2005 are summarized as follows:

	At December 31,
	2006	2005
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$105,633	$169,007
One to four family residential	190,884	164,671
Multi-family residential	21,754	4,676
Non-farm non-residential properties	195,547	117,090
Commercial and industrial loans	40,820	63,834
Personal loans to individuals:
Auto, single payment and installment	65,780	71,132
All other loans	7,915	601
Total loans	628,333	591,011
Allowance for loan losses	(7,300)	(6,622)
Net loans	$621,033	$584,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     Activity in the allowance for loan losses for 2006, 2005 and 2004 is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at the beginning of year	$6,622	$7,386	$7,730
Provision for loan losses	2,280	1,248	1,748
Loans charged-off	(2,028)	(2,256)	(2,340)
Recoveries on loans previously charged-off	426	244	248
Balance at the end of the year	$7,300	$6,622	$7,386

     In 2005, substandard loans totaling $5.7 million were sold. As a result, loans charged-off in 2005 include $1,173 from the sale of these loans.

     Information regarding impaired loans is as follows:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Year-end impaired loans with allowance for loan losses specifically
allocated	$14,777	$6,494	$6,030
Amount of allowance specifically allocated to impaired loans	1,115	356	1,865
Average of impaired loans during the year	8,149	9,961	7,077
Interest income recognized during impairment	134	174	300
Nonaccrual loans at year end	12,812	6,494	4,921

(8) Bank Premises, Equipment and Leases

     Bank premises and equipment are summarized as follows:

	At December 31
	2006	2005
	(Dollars in thousands)
Land	$2,662	$2,322
Buildings	11,672	10,848
Equipment	12,785	11,656
Purchased software	3,548	2,938
Leasehold improvements	948	865
Total cost	$31,615	$28,629
Less: accumulated depreciation and amortization	19,016	17,796
Net bank premises and equipment	$12,599	$10,833

     Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,389 in 2006, $1,503 in 2005 and $1,460 in 2004. Amortization of purchased software charged to noninterest expense amounted to $242 in 2006, $273 in 2005 and $348 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     At December 31, 2006, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in
thousands)
2007	$1,065
2008	952
2009	713
2010	563
2011	379
2012 and thereafter	1,416
Total	$5,088

     Rentals paid under leases on Corporation premises and equipment amounted to $879 in 2006, $663 in 2005 and $378 in 2004.

(9) Deposits

     Deposit balances at December 31, 2006 and December 31, 2005 are summarized as follows:

	At December 31,
	2006	2005
	(Dollars in thousands)
Demand and other noninterest-bearing	$91,216	$87,597
Interest checking	88,541	77,297
Savings	80,086	93,906
Money market accounts	109,774	94,628
Consumer time deposits	225,947	199,190
Public time deposits	56,604	32,332
Brokered time deposits	65,093	55,266
Total deposits	$717,261	$640,216

     The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $161,655 and $124,626 at December 31, 2006 and 2005, respectively. Brokered time deposits totaling $65,093 and $55,266 at December 31, 2006 and 2005, respectively, are included in these totals.

     The maturity distribution of certificates of deposit as of December 31, 2006 follows:

				After
	Within 12	After 12 months but	After 36 months but	5
	months	within 36 months	within 60 months	years	Total
	(Dollars in thousands)
Consumer time deposits	$183,226	$37,319	$5,402		$225,947
Public time deposits	54,054	2,550	—	—	56,604
Brokered time deposits	54,266	10,827	—	—	65,093
Total time deposits	$291,546	$50,696	$5,402	$—	$347,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(10) Short-Term Borrowings

     The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2006, the Bank had pledged approximately $7,965 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $6,770. No amounts were outstanding at December 31, 2006 or December 31, 2005.

     Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2006.

	Year ended December 31
	2006	2005	2004
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$20,663	$16,116	$11,619
Interest rate	4.17%	3.90%	2.23%
Average:
Outstanding	$16,889	$13,960	$14,749
Interest rate	4.03%	2.81%	1.39%
Maximum month-end balance	$21,959	$19,198	$18,997
Federal funds purchased
Period End:
Outstanding	$1,500	$16,500	$20,000
Interest rate	5.50%	4.45%	2.44%
Average:
Outstanding	$3,870	$5,921	$3,264
Interest rate	5.53%	3.81%	1.48%
Maximum month-end balance	$10,800	$30,000	$20,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(11) Federal Home Loan Bank Advances

     Federal Home Loan Bank advances amounted to $35,086 and $53,896 at December 31, 2006 and December 31, 2005 respectively. All advances are bullet maturities with no call features. At December 31, 2006, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $98,574, $40,454 and $1,000 respectively. The maximum borrowing capacity of the Bank at December 31, 2006 was $79,474 with unused collateral borrowing capacity of $44,388. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The following table presents the activity on this line of credit for the three years ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash management advances (CMA) from the Federal
Home Loan Bank (FHLB)
Period End:
Outstanding	$—	$—	$—
Interest rate	0.00%	0.00%	0.00%
Average:
Outstanding	$14,645	$12,125	$10,961
Interest rate	5.39%	2.93%	1.16%

     Maturities of FHLB advances outstanding at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
FHLB advance - 4.27%, paid in 2006	$—	$12,801
FHLB advance - 4.92%, paid in 2006	—	1,000
FHLB advance - 2.70%, paid in 2006	—	10,000
FHLB advance - 2.95%, due January 30, 2007	10,000	10,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 4.99% due November 28, 2008	5,000	—
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	86	95
Total FHLB advances	$35,086	$53,896

(12) Income Taxes

     The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income Taxes:
Federal current expense	$2,233	$2,188	$2,868
Federal deferred expense (benefit)	(564)	291	183
State and city expense	—	—	—
Total Income Taxes	$1,669	$2,479	$3,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income before taxes in 2006 and 2005, and 35% to income before income taxes in 2004.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Computed “expected” tax expense	$2,412	$3,023	$3,685
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political
subdivisions	(181)	(136)	(152)
Tax exempt interest on bank owned life insurance	(251)	(204)	(215)
New markets tax credit	(401)	(276)	(225)
Other, net	90	72	(42)
Total Income Taxes	$1,669	$2,479	$3,051

     Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2006 and 2005 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2006	2005
	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$2,482	$2,251
Deferred compensation	470	544
Minimum pension liability	273	297
Equity based compensation	32	—
Unrealized loss on securities available for sale	805	1,246
Other, net	50	9
Total deferred Federal tax assets	$4,112	$4,347
Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(175)	$(320)
FHLB stock dividends	(177)	(440)
Intangible asset amortization	(215)	(125)
Accrued loan fees and costs	(166)	(181)
Deferred charges	(94)	(93)
Prepaid pension	(133)	(136)
Total deferred Federal tax liabilities	(960)	(1,295)
Net deferred Federal tax assets	$3,152	$3,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(13) Shareholders’ Equity

   Preferred Stock

     The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2006 and 2005, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.

   Common Stock

      The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 6,443,673 and 6,521,173 at December 31, 2006 and December 31, 2005, respectively.

   Common Stock Repurchase Plan and Treasury Stock

     On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the common stock of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2006 and December 31, 2005, LNB Bancorp, Inc. held 328,194 shares and 250,694 shares of common stock as Treasury Stock under this plan at a total cost of $6,092 and $4,649 respectively.

   Shareholder Rights Plan

     On October 24, 2000, the Board of Directors of LNB Bancorp, Inc. adopted a Shareholder Rights Plan which was amended as of May 17, 2006. The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in LNB Bancorp, Inc., other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s Common Shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, making an acquisition of the Corporation without prior Board approval prohibitively expensive.

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

   LNBB Direct Stock Purchase and Dividend Reinvestment Plan

     The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

did not issue shares pursuant to the Plan in 2006 and no shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2005 while 12,538 shares were purchased in the open market at the current market price.

   Dividend Restrictions

     Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years’ retained earnings. At December 31, 2006, approximately $5,523 of the Bank’s retained earnings was available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

(14) Regulatory Capital

     The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, including the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from “well capitalized” to “critically undercapitalized.” These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution’s semi-annual FDIC deposit insurance premium assessments.

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

     Total capital (Tier 1 and Tier 2) amounted to $74,629 at December 31, 2006, representing 10.56% of net risk-adjusted assets and $74,975 and 11.39%, respectively, at December 31, 2005. Tier 1 capital of $67,329 at December 31, 2006 represented 9.53% of risk weighted assets, and $68,353 and 10.38% at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

      At December 31, 2006 and 2005, the capital ratios for the Corporation and its wholly-owned subsidiary, The Lorain National Bank, exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of The Lorain National Bank and LNB Bancorp, Inc.’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31 2006		December 31 2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$74,629	10.56%	$74,975	11.39%
Bank	74,568	10.55	74,259	11.28
Tier 1 capital (risk weighted)
Consolidated	67,329	9.53	68,353	10.38
Bank	63,293	8.95	63,637	9.67
Tier 1 capital (average assets)
Consolidated	67,329	8.07	68,353	8.57
Bank	63,293	7.73	63,637	7.84
Well Capitalized:
Total capital (risk weighted)
Consolidated	$70,685	10.00%	$65,830	10.00%
Bank	70,682	10.00	65,828	10.00
Tier 1 capital (risk weighted)
Consolidated	42,411	6.00	39,498	6.00
Bank	42,409	6.00	39,497	6.00
Tier 1 capital (average assets)
Consolidated	41,694	5.00	39,900	5.00
Bank	40,914	5.00	40,582	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$56,548	8.00%	$52,664	8.00%
Bank	56,786	8.00	52,662	8.00
Tier 1 capital (risk weighted)
Consolidated	28,274	4.00	26,332	4.00
Bank	28,273	4.00	26,331	4.00
Tier 1 capital (average assets)
Consolidated	33,355	4.00	31,920	4.00
Bank	32,731	4.00	32,465	4.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(15) Parent Company Financial Information

     LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2006 and 2005, and the condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2006	2005
	(Dollars in thousands)
Assets:
Cash	$28	$568
Short-term investments	—	—
Investment in The Lorain National Bank	64,637	63,690
Investment in Charleston Insurance, Inc.	—	127
Other investments	7	7
Note receivable - The Lorain National Bank	4,000	4,000
Other assets	45	34
Total Assets	$68,717	$68,426
Liabilities and Shareholder’s Equity
Other liabilities	$20	$20
Shareholders’ equity	68,697	68,406
Total Liabilities and Shareholders’ Equity	$68,717	$68,426

	Year ended December 31,
Condensed Statements of Income	2006	2005	2004
	(Dollars in thousands)
Income
Interest income	$272	$321	$324
Cash dividend from The Lorain National Bank	5,300	3,575	4,777
Other income	23	72	45
Gain on sale of available for sale securities	—	73	—
Total Income	5,595	4,041	5,146
Expenses
Other expenses	178	341	397
Income before income taxes and equity in undistributed net income of
subsidiaries	5,417	3,700	4,749
Income tax (benefit) expense	36	35	7
Equity in undistributed net income of subsidiaries	43	2,748	2,733
Net Income	$5,424	$6,413	$7,475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

	Year ended December 31,
	2006	2005	2004
Condensed Statements of Cash Flows	(Dollars in thousands)
Net Income	$5,424	$6,413	$7,475
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity in undistributed net income of The Lorain National
Bank	(43)	(2,748)	(2,733)
Gain on sale of available for sale securities	—	(73)	—
Issuance of common stock under employment agreements	—	97	—
Equity in undistributed net income of non-bank subsidiaries	—	36	35
Net change in other assets and liabilities	163	(132)	(1,235)
Net cash provided by operating activities	5,544	3,593	3,542
Cash Flows from Investing Activities:
Proceeds from sales of available for sale securities	—	73	—
Net cash provided by investing activities	—	73	—
Cash Flows from Financing Activities:
Purchase of treasury stock	(1,443)	(2,219)	—
Issuance of treasury stock for stock options	—	—	333
Dividends paid	(4,641)	(4,760)	(4,777)
Net cash used in financing activities	(6,084)	(6,979)	(4,444)
Net increase (decrease) in cash equivalents	(540)	(3,313)	(902)
Cash and cash equivalents at beginning of year	568	3,881	4,782
Cash and cash equivalents at end of year	$28	$568	$3,880

(16) Retirement Pension Plan

     The Bank’s non-contributory defined benefit pension plan (the Plan) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

     The Company adopted the provisions of SFAS No. 158 as of December 31, 2006, which require that the funded status of the defined benefit pension retirement plan be fully recognized in the balance sheet. Effective December 31, 2002, the benefits under this plan have been frozen and the Accumulated Benefit Obligation (ABO) is equal to the Projected Benefit Obligation (PBO). As a result, the funded status of the plan has been fully recognized in the balance sheet and the implementation of SFAS 158 will not require an additional liability accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The net periodic pension costs charged to expense amounted to $9 in 2006, $32 in 2005 and $179 in 2004. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2006, 2005, and 2004. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits are accrued under the Plan after December 31, 2002. The losses recognized due to settlement in the amount of $85, $135 and $105 results from significant lump sum distributions paid in 2006, 2005 and 2004, but not actuarially projected.

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(6,341)	$(7,390)	$(7,943)
Interest Cost	(329)	(398)	(450)
Actuarial gain (loss)	263	111	108
Settlement loss	(185)	(210)	(159)
Benefits paid	1,058	1,546	1,054
Projected benefit obligation at the end of the year	$(5,534)	$(6,341)	$(7,390)
Change in plan assets
Fair value of plan assets at beginning of year	$5,868	$6,895	$7,227
Actual gain on plan assets	314	269	222
Employer contributions	250	250	500
Benefits paid	(1,058)	(1,546)	(1,054)
Fair value of plan assets at end of year	$5,374	$5,868	$6,895
Funded Status
Funded status	$(160)	$(473)	$(495)
Unrecognized actuarial loss	802	874	678
Unrecognized prior service cost	—	—	—
Prepaid Asset (Accrued Liability)	$642	$401	$183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     Amounts recognized in the consolidated balance sheets consist of:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$329	$398	$450
Expected return on plan benefits	(423)	(501)	(376)
Net periodic pension cost (benefit)	(94)	(103)	74
Amortization of Loss	18	—	—
Loss recognized due to settlement	85	135	105
Total pension costs	$9	$32	$179

      The following items included in accumulated other comprehensive income have not yet been recognized as components of periodic benefit cost:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Actuarial Loss	$802	$874	$678
Tax Benefit	(273)	(297)	(231)
Net amount not recognized	$529	$577	$447

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Weighted average discount rate	5.50%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	5.00%
Assumed rate of future compensation increases	0.00%	0.00%	0.00%

      Amounts recognized in the consolidated balance sheets consist of:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Accrued benefit cost	$(160)	$(473)	$(495)
Minimum pension liability	802	874	678
Net amount recognized	$642	$401	$183

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Increase in minimum liability included in other
comprehensive income	$48	$129	$67

     The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

   Plan Assets

     The Lorain National Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2006, 2005 and 2004 by asset category are as follows:

	Plan Assets at December 31,
	2006	2005	2004
Asset Category:
Equity securities	61.3%	61.0%	41.0%
Debt securities	38.6	38.8	58.0
Cash and cash equivalents	0.1	0.2	1.0
Total	100.0%	100.0%	100.0%
LNB Bancorp, Inc. common stock to total plan assets	9.5%	9.7%	9.2%

     The investment strategy for 2007 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2007.

     The Lorain National Bank has not yet decided the contribution to The Lorain National Bank Retirement Pension Plan in 2007.

     The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2007	$371
2008	329
2009	319
2010	365
2011-2016	3,444

(17) Stock Options and Stock Appreciation Rights

     At December 31, 2006 and December 31, 2005, the Corporation had nonqualified stock option agreements with two executives granted in 2005 and 2006. On January 20, 2006 the Corporation issued 30,000 Stock Appreciation Rights (SAR’s) to eight employees. The expense recorded as of December 31, 2006 was $21 for SAR’s and $73 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of December 31, 2006 follows:

	Year Issued
	2005	2005	2006	2006
Type	Option	Option	Option	SARS
Number	2,500	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$19.00
Number Vested	2,500	10,000		—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.60%
Dividend yield	4.36%	3.76%	3.77%	4.49%
Volatility	18.48%	17.30%	17.66%	14.06%
Expected Life - years	6.0	7.0	7.0	6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The activity in stock options outstanding for the three years ended December 31, 2006 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Options	Share	Options	Share	Options	Share
Outstanding at beginning of year	32,500	$18.96	21,939	$19.39	50,960	$16.69
Granted	30,000	19.10	32,500	18.96	10,000	19.60
Forfeited	—	—	(21,939)	19.39	(15,918)	14.09
Exercised	—	—	—	—	(23,103)	14.09
Stock dividend or split	—	—	—	—	—	—
Outstanding at end of year	62,500	$19.03	32,500	$18.96	21,939	$19.39
Exerciseable at end of year	12,500	$18.64	—	$—	21,939	$19.39

     The weighted average remaining contractual life of options exercisable at December 31, 2006 was 6.96 years with an aggregate intrinsic value of $0.

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
	Nonvested	AverageGrant Date
	Shares	Fair Value per share
Nonvested at January 1, 2006	32,500	$18.96
Granted	30,000	19.10
Vested	12,500	18.64
Forfeited	—	—
Nonvested at December 31, 2006	50,000	$19.13

     As of December 31, 2006, there was $46 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation is expected to be recognized over a period of 2.25 years.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards for the period ended December 31, 2005 and 2004.

	December 31,
	2005	2004
Net Income as reported	$6,413	$7,475
Add: Stock-based compensation, net of tax, as reported	62	0
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all
awards	(123)	(23)
Pro forma net income	$6,352	$7,452
Pro forma net income per share:
Basic — as reported	$0.97	$1.13
Basic — pro forma	0.96	1.12
Diluted — as reported	0.97	1.13
Diluted — pro forma	0.96	1.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(18) Employee Stock Ownership Plan

     The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved. No contributions were made to this plan in 2006, 2005 and 2004. Under the terms of the ESOP agreement, the Corporation’s common stock is to be the Plan’s primary investment.

(19) 401(k) Plan

     The Bank adopted the The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — The Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2006, 2005 or 2004.

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

     The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $271, $252, and $221, in 2006, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     A summary of the contractual amount of commitments at December 31, 2006 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$ 87,366
Home equity lines of credit	64,365
Standby letters of credit	4,347
Total	$156,078

     Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2006 and 2005, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

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

  The carrying value approximates the fair value for bank owned life insurance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

  The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2006 and 2005.

   Limitations

     Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2006 and 2005 are summarized as follows:

	At December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-
term investments	$29,122	$29,122	$23,923	$23,923
Securities	159,058	159,058	155,274	155,274
Portfolio loans, net	621,033	617,440	581,803	578,773
Loans held for sale	—	—	2,586	2,586
Bank owned life insurance	14,755	14,755	13,935	13,935
Accrued interest receivable	3,939	3,939	3,053	3,053
Financial liabilities
Deposits:
Demand, savings and money market	369,616	369,616	353,428	353,428
Certificates of deposit	347,644	346,616	286,788	286,788
Total deposits	717,260	716,232	640,216	640,216
Short-term borrowings	22,163	22,163	32,616	32,616
Federal Home Loan Bank advances	35,086	34,443	53,896	52,945
Accrued interest payable	3,698	3,698	2,126	2,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(22) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2006
Total interest income	$11,608	$12,049	$12,835	$12,750	$49,242
Total interest expense	4,405	4,853	5,515	5,862	20,635
Net Interest income	7,203	7,196	7,320	6,888	28,607
Provision for loan losses	150	165	600	1,365	2,280
Net interest income after provision for loan losses	7,053	7,031	6,720	5,523	26,327
Noninterest income	2,121	2,377	2,453	2,800	9,751
Noninterest expense	7,209	7,191	7,279	7,306	28,985
Income tax	517	578	475	99	1,669
Net Income	1,448	1,639	1,419	918	5,424
Basic earnings per share	0.22	0.25	0.22	0.14	0.83
Diluted earnings per share	0.22	0.25	0.22	0.14	0.83
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2005
Total interest income	$10,052	$10,555	$11,095	$11,730	$43,432
Total interest expense	2,720	2,998	3,625	4,059	13,402
Net Interest income	7,332	7,557	7,470	7,671	30,030
Provision for loan losses	399	399	300	150	1,248
Net interest income after provision for loan losses	6,933	7,158	7,170	7,521	28,782
Noninterest income	2,927	2,639	2,608	2,203	10,377
Noninterest expense	7,671	8,472	6,764	7,360	30,267
Income tax	618	473	857	531	2,479
Net Income	1,571	852	2,157	1,833	6,413
Basic earnings per share	0.24	0.13	0.33	0.27	0.97
Diluted earnings per share	0.24	0.13	0.33	0.27	0.97
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

     During the second quarter of 2005, the Corporation recorded expenses totaling $1,218 associated with the recruitment of senior management, severance costs, a goodwill impairment charge related to the Corporation’s subsidiary LNB Mortgage, LLC and the write-off of several telecommunications contracts.

(23) Subsequent Events

     On January 16, 2007, the Corporation announced the execution of a definitive agreement to acquire Morgan Bancorp, Inc. (“Morgan”) of Hudson, Ohio. The Corporation’s transaction is for the acquisition of Morgan and its wholly-owned subsidiary, which had approximately $129 million in assets at the date of the agreement.

     Under the terms of the agreement, shareholders of Morgan will be entitled to receive cash, common shares of LNB, or a combination thereof, based upon an election process to occur prior to closing. Cash consideration is valued at $52.00 per Morgan share and stock consideration is fixed at an exchange ratio of 3.162 common shares of LNB Bancorp for each share of Morgan. The agreement further provides that, in the aggregate, 50% of the Morgan common shares will be exchanged for common shares of LNB Bancorp and the remaining 50% of the Morgan common shares will be exchanged for cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The transaction is valued at $26.5 million and is expected to close in the third quarter of 2007. The exchange is expected to qualify as a tax-free transaction to the Morgan shareholders. Following the merger, and upon receipt of all necessary regulatory approvals, Morgan Bank, N.A. will be merged with and into the Corporation.

     Not considering the merger-related charges discussed below, the merger is expected to be accretive to earnings per share by approximately $.08 or 6.7% in the first full fiscal year of operations (2008), due to the expected cost-saving benefits achieved through the integration of systems and support functions, improved branch efficiencies and increased alternative delivery channels for financial products and services. The Corporation expects to reduce noninterest expenses of the combined entity by approximately $1.7 million. This expense reduction, while not expected to be totally from the Morgan Bank operation, represents about 48 percent of Morgan’s expense base. The Corporation intends to recognize these expense reductions as quickly and prudently as possible. After-tax merger-related costs of approximately $1.5 – $2.0 million will be incurred to complete the merger.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

     The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2006, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

     Based upon that evaluation, Management concluded as of the end of the period covered by this Annual Report on Form 10-K that our disclosure controls and procedures were ineffective due to the material weakness that existed in our internal control over financial reporting.

2. Internal Control over Financial Reporting

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

     LNB Bancorp, Inc.’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

     During the course of its audit, Plante & Moran PLLC advised management and the Audit and Finance Committee that it had identified control deficiencies, which when aggregated, constituted a material weakness in the Corporation’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financials statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result, Management concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2006 because of the material weakness described below. This material weakness did not result in an adjustment to the financial statements.

     The material weakness identified resulted from the aggregation of significant deficiencies arising out of the lack of comprehensive procedural documentation of the loan grading process, the system of monitoring the collateral values of impaired loans and the controls on preventing the improper recognition of interest income on nonperforming loans. Management, with the oversight of the Audit and Finance Committee, has been systematically addressing these issues and is committed to effective remediation of this weakness. The Corporation has taken the following remediation measures:

  Additional training is being completed to reinforce the existing procedures to assure that adequate evidence exists to support all decisions made regarding classification of individual loans.

  Additional training is being completed to reinforce the requirement that once a loan meets the impairment criteria, such loans are deemed impaired and the impairment is valued based on a current appraisal of the collateral securing the loan.

  Training has been completed to reinforce the documentation requirements for the recognition of interest income once a loan is classified as nonperforming. Management has also revised the approval process for recording all nonperforming loan transactions.

     In addition to these specific responses to these control deficiencies, the Corporation has contracted with an independent third party to assess the completeness of the commercial loan documentation supporting the current grade classifications of all commercial relationships greater than $500,000. This represents approximately 75 percent of the commercial loan portfolio balances.

     Management has discussed these corrective actions with the Audit and Finance Committee and Plante & Moran, PLLC. Plante & Moran, PLLC has issued an attestation report on Management’s assessment of the Corporation’s internal control over financial reporting. That report appears on page 71 of this annual report on Form 10-K.

3. Changes in Internal Control over Financial Reporting

     No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Since December 31, 2006, the Corporation has implemented actions for the remediation of the identified material weakness, as described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
LNB Bancorp, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LNB Bancorp, Inc. (the “Corporation”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). LNB Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following deficiencies are significant deficiencies. The aggregation of these significant deficiencies represents a material weakness that has been identified and included in management’s assessment. Management determined that it did not have adequate controls over: the documentation of the loan grading process, the system for monitoring the collateral values of impaired loans, and the controls designed to prevent and detect the improper recognition of interest income on nonperforming loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 23, 2007 on those statements. We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s Report on Internal Control Over Financial Reporting.”

     In our opinion, management’s assessment that LNB Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LNB Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Plante Moran PLLC

Auburn Hills, Michigan
February 23, 2007

Item 9B. Other Information

     On January 23, 2007, the Board of Directors of the Corporation approved the terms of the Corporation’s 2007 Management Incentive Plan for Key Executives (the “2007 Key Executive Plan”) and the 2007 CEO Short-Term Incentive Plan (the “2007 CEO Plan”). Employees of the Company, including executive officers other than the CEO, as are designated by the Compensation Committee, in its discretion, will participate in the 2007 Key Executive Plan. The Corporation’s CEO will participate in the 2007 CEO Plan. The 2007 Key Executive Plan and the 2007 CEO Plan both provide for the payment of cash bonuses to participants based upon the Corporation’s achievement of profitability goals for 2007, as determined by the Compensation Committee. In order for any bonus to be payable to any employee under either plan, the Corporation must achieve 100% of the specified target profitability goal. The size of the bonuses available under both plans increases as the Corporation’s profitability increases above the specified target profitability goal. If the Corporation achieves 100% or more of the specified target profitability amount, the Compensation Committee will determine, in its sole discretion, the total amount of the bonus that is to be distributed to the CEO under the 2007 CEO Plan, and the total bonuses to be distributed to the participants under the 2007 Key Executive Plan will be as determined by the CEO, subject to approval of the Compensation Committee in its sole discretion.

     The 2007 Key Executive Plan also contains confidentiality and non-solicitation obligations of the participants which apply during the term of each participant’s employment with the Corporation and following termination of their employment under certain circumstances.

     A copy of the form of the 2007 Key Executive Plan is included as Exhibit 10(z) to this annual report on Form 10-K and a copy of the form of the 2007 CEO Plan is included as Exhibit 10(aa) to this annual report on Form 10-K, both of which are incorporated by reference into this Item 9B, and the above summary is qualified in its entirety by reference to those Exhibits.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Information regarding the executive officers of the Corporation is set forth in Part I, Item 4 of this Form 10-K. Other information required to be included under this item is incorporated by reference herein from the information about our directors provided in the section captioned “Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information about security ownership of certain beneficial owners and management required by this item is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Table

	Number of	Weighted-	Number of securities
	securities to be	Average	remaining available for
	issued upon exercise	exercise price	future issuance under
	of outstanding	of outstanding	equity compensation
	options, warrants	options, warrants	plans exluding securities
Plan Category	and rights (1)	and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	—	$—	600,000 (2)
Equity compensation plans not approved by
security holders (3)	62,500	$19.03	—
Total	62,500	$19.03	600,000
____________________
(1)	Consists of common shares of the Corporation covered by outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Mr. Klimas was granted a stock option on February 1, 2005 and another on February 1, 2006, each to purchase 30,000 shares which vest in 10,000 increments on the first, second and third anniversaries of the date of grant. Mr. Klimas’ employment agreement also contemplates that he will be issued an additional option to purchase 30,000 shares on February 1, 2007. Mr. Soltis has an option to purchase 2,500 shares which vest on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, and the 2,500 shares awarded Mr. Soltis have an exercise price of $16.50 per share. The remaining contractual terms of the options are 10 years from the date of vesting.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated February 23, 2007, appear on pages 36 through 68 of this annual report on Form 10-K:

(1)	Financial Statements

Consolidated Balance Sheets

December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended

December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the Years

Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the Years

Ended December 31, 2006, 2005 and 2004

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

Form 10-K Exhibit Index

Exhibit Index

S-K
Reference
Number		Exhibit
2 (a)		Agreement and Plan of Merger, dated January 15, 2007, by and between LNB Bancorp, Inc. and Morgan Bancorp, Inc., including the attached Form of Voting Agreement and Form of Morgan Affiliate Agreement. Incorporated by reference herein from Exhibit 2.1 of the Corporation’s Form 8-K filed January 17, 2007.

3 (a)		LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

3 (b)		LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Exhibit 3(b) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

4 (a)		Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000. Incorporated by reference to Exhibit 10(r) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

4 (b)		Amendment No. 1 to Rights Agreement, dated as of May 17, 2006, between LNB Bancorp, Inc. and Registrar and Transfer Company. Incorporated by reference to Exhibit 4.2 to the Corporation’s Form 8-K filed May 17, 2006.

10 (a)	*	Form of Stock Appreciation Right Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.

10 (b)	*	LNB Bancorp, Inc. 2005 Management Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed December 22, 2005.

10 (c)	*	LNB Bancorp, Inc. 2006 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 8-K filed December 22, 2005.

10 (d)	*	LNB Bancorp, Inc. Stock Appreciation Rights Plan. Incorporated by reference from Exhibit 10.3 of the Corporation’s Form 8-K filed December 22, 2005.

10 (e)	*	Employment Agreement, dated June 20, 2005, between LNB Bancorp, Inc. and Richard E. Lucas. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10 (f)	*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10 (g)	*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s annual report Form 10-K for the fiscal year ended December 31, 2004.

10 (h)		Asset Purchase Agreement by and between LNB Mortgage, LLC., The Lorain National Bank and Mortgage One Services, Inc. dated July 1, 2004. Incorporated by reference herein from Exhibit 2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

10 (i)		Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

10 (j)	*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

S-K
Reference
Number		Exhibit
10	(k)*	Employment Agreement by and between Terry M. White and LNB Bancorp, Inc, and The Lorain National Bank dated January 23, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

10	(l)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

10	(m)	Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

10	(n)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(o)	Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(o) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(p)	Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(q)*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Incorporated by reference herein from Exhibit 10(q) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(r)	Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997. Incorporated by reference herein from Exhibit 10(s) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(s)*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(t) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(t)	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(u) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(u)	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(v) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(v)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10	(w)*	LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Appendix A of the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 17, 2006.

10	(x)*	LNB Bancorp, Inc. 2006 CEO Long Term Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed October 30, 2006.

10	(y)*	Employment Agreement, dated January 15, 2007, by and among LNB Bancorp, Inc., The Lorain National Bank and William A. Dougherty. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 17, 2007.

S-K
Reference
Number		Exhibit
10	(z)*	LNB Bancorp, Inc. 2007 Management Incentive Plan for Key Executives.

10	(aa)*	LNB Bancorp, Inc. 2007 CEO Short-Term Incentive Plan.

21.1		Subsidiaries of LNB Bancorp, Inc.

23.1		Consent of Plante & Moran, PLLC.

23.2		Consent of KPMG, LLP

31.1		Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer, dated March 1, 2007 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

31.2		Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer, dated March 1, 2007 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

32.1		Section 1350 Certification of Chief Executive Officer, dated March 1, 2007 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

32.2		Section 1350 Certification of Chief Financial Officer, dated March 1, 2007 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

*	Management contract, compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB Bancorp, Inc.
(Registrant)

By:	/S/ TERRY M. WHITE
Terry M White
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Daniel P. Batista	Director
DANIEL P. BATISTA

/s/ Robert M. Campana	Director
ROBERT M. CAMPANA

/s/ Terry D. Goode	Director
TERRY D. GOODE

/s/ James F. Kidd	Vice Chairman and Director
JAMES F. KIDD

/s/ David M. Koethe	Director
DAVID M. KOETHE

/s/ Kevin C. Martin	Director
KEVIN C. MARTIN

/s/ Benjamin G. Norton	Director
BENJAMIN G. NORTON

/s/ Jeffrey F. Riddell	Director
JEFFREY F. RIDDELL

/s/ John W. Schaeffer, Md	Director
JOHN W. SCHAEFFER, M.D.

/s/ Eugene M. Sofranko	Director
EUGENE M. SOFRANKO

STANLEY G. PIJOR	Director

/s/ Lee C. Howley	Director
LEE C. HOWLEY

/s/ Donald F. Zwilling	Director
DONALD F. ZWILLING

/s/ James R. Herrick	Chairman and Director
JAMES R. HERRICK

/s/ Daniel E. Klimas	Director and Chief Executive Officer
DANIEL E. KLIMAS

/s/ Terry M. White	Chief Financial Officer
TERRY M. WHITE