Form 10-Q
period 2007-03-31
LNB BANCORP INC
filed 2007-05-10
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of common shares of the registrant outstanding on April 30, 2007 was 6,443,673.

LNB Bancorp, Inc.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Income (unaudited) For the three months ended March 31, 2007 and March 31, 2006

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the three months ended March 31, 2007 and March 31, 2006

Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2007 and March 31, 2006

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$22,785	$29,122
Federal funds sold and short-term investments	4,000	—
Securities:
Trading securities	48,615	—
Available for sale, at fair value	110,493	155,810
Federal Home Loan Bank and Federal Reserve Bank Stock	3,248	3,248

Total securities	162,356	159,058

Loans:
Loans held for sale, at lower of cost or fair value	5,981	—
Portfolio loans	621,940	628,333
Allowance for loan losses	(7,258)	(7,300)

Net loans	620,663	621,033

Bank premises and equipment, net	12,769	12,599
Other real estate owned	1,073	1,289
Bank owned life insurance	14,922	14,755
Goodwill and intangible assets, net	3,268	3,157
Accrued interest receivable	4,169	3,939
Other assets	6,836	6,146

Total Assets	$852,841	$851,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand and other noninterest-bearing	$78,361	$91,216
Savings, money market and interest-bearing demand	289,432	278,401
Certificates of deposit	354,799	347,644

Total deposits	722,592	717,261

Short-term borrowings	21,054	22,163
Federal Home Loan Bank advances	32,083	35,086
Accrued interest payable	3,821	3,698
Accrued taxes, expenses and other liabilities	4,158	4,193

Total Liabilities	783,708	782,401

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 6,771,867 shares at March 31, 2007 and December 31, 2006	6,772	6,772
Additional paid-in capital	26,393	26,382
Retained earnings	42,915	43,728
Accumulated other comprehensive loss	(855)	(2,093)
Treasury shares at cost, 328,194 shares at March 31, 2007 and December 31, 2006	(6,092)	(6,092)

Total Shareholders’ Equity	69,133	68,697

Total Liabilities and Shareholders’ Equity	$852,841	$851,098

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$11,088	$10,078
Securities:
U.S. Government agencies and corporations	1,564	1,339
State and political subdivisions	135	103
Other debt and equity securities	55	52
Federal funds sold and short-term investments	30	36

Total interest income	12,872	11,608

Interest Expense
Deposits:
Certificates of deposit, $100 and over	2,167	1,370
Other deposits	3,314	2,434
Federal Home Loan Bank advances	326	400
Short-term borrowings	236	201

Total interest expense	6,043	4,405

Net Interest Income	6,829	7,203
Provision for Loan Losses	383	150

Net interest income after provision for loan losses	6,446	7,053

Noninterest Income
Investment and trust services	522	509
Deposit service charges	1,082	968
Other service charges and fees	506	451
Income from bank owned life insurance	167	145
Other income	67	46

Total fees and other income	2,344	2,119
Loss on loans HFS	(33)	—
Gain on trading securities	473	—
Gains on sale of loans	184	—
Gains on sale of other assets, net	21	2

Total noninterest income	2,989	2,121

Noninterest Expense
Salaries and employee benefits	3,823	3,578
Furniture and equipment	707	737
Net occupancy	555	478
Outside services	355	419
Marketing and public relations	262	391
Supplies, postage and freight	310	298
Telecommunications	188	199
Ohio Franchise tax	215	232
Electronic banking expenses	189	145
Loan and collection expense	94	87
Other expense	660	645

Total noninterest expense	7,358	7,209

Income before income tax expense	2,077	1,965
Income tax expense	542	517

Net Income	$1,535	$1,448

Net Income Per Common Share
Basic	$0.24	$0.22
Diluted	0.24	0.22
Dividends declared	0.18	0.18
Average Common Shares Outstanding
Basic	6,443,673	6,504,981
Diluted	6,443,673	6,504,981
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
		Paid-In	Retained	Comprehensive	Treasury
	Common Stock	Capital	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands except share and per share amounts)
Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			1,448			1,448
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(495)		(495)

Total comprehensive income						953
Share-based comprehensive income		12				12
Purchase of 42,500 shares of Treasury Stock					(824)	(824)
Common dividends declared, $.18 per share			(1,158)			(1,158)

Balance, March 31, 2006	$6,772	$26,346	$43,235	$(3,491)	$(5,473)	$67,389

Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			$(1,192)	$1,192		$—
Comprehensive income:
Net Income			1,535			1,535
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				46		46

Total comprehensive income						1,581
Share-based comprehensive income		11				11
Common dividends declared, $.18 per share			(1,156)			(1,156)

Balance, March 31, 2007	$6,772	$26,393	$42,915	$(855)	$(6,092)	$69,133

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Operating Activities
Net income	$1,535	$1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	383	150
Depreciation and amortization	408	413
Amortization of premiums and discounts	9	68
Amortization of intangibles	33	39
Amortization of deferred loan fees	(162)	101
Federal deferred income tax benefit	(18)	(230)
Net gain from loan sales	(184)	—
Securities gains, net	(473)	—
Net losses from loans held for sale	33	—
Net gains on sale of other assets	(21)	—
Net decrease in accrued interest receivable and other assets	(510)	(1,254)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	98	(332)

Net cash provided by operating activities	1,131	403

Investing Activities
Proceeds from sales of available-for-sale securities	—	—
Purchase of available-for-sale securities	(24,450)	(9,989)
Proceeds from maturities of available-for-sale securities	21,684	2,797
Purchase of Federal Home Loan Bank Stock	—	(46)
Redemption of Federal Home Loan Bank Stock	—	570
Net increase in loans made to customers	(12,873)	(415)
Proceeds from the sale of other real estate owned	198	118
Purchase of bank premises and equipment	(1,274)	(633)
Proceeds from sale of bank premises and equipment	—	—

Net cash used in investing activities	(16,715)	(7,598)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(12,855)	400
Net increase (decrease) in savings, money market and interest-bearing demand	11,031	9,474
Net increase in certificates of deposit	7,155	23,967
Net decrease in short-term borrowings	(1,109)	(10,715)
Proceeds from loan sales	13,173	—
Proceeds from Federal Home Loan Bank advances	97,000	16,000
Prepayment of Federal Home Loan Bank advances	(100,003)	(28,803)
Share-based compensation expense, net of tax	11	12
Purchase of treasury stock	—	(824)
Dividends paid	(1,156)	(1,158)

Net cash provided by financing activities	13,247	8,353

Net increase in cash and cash equivalents	(2,337)	1,158
Cash and cash equivalents, January 1	29,122	23,923

Cash and cash equivalents, March 31	$26,785	$25,081

Supplemental cash flow information
Interest paid	$5,341	$4,424
Income taxes paid	—	—
Transfer of loans to other real estate owned	—	318
See accompanying notes to consolidated financial statements

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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of March 31, 2007 and did not hold any trading securities as of December 31, 2006. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2007 and December 31, 2006, LNB Bancorp, Inc. did not hold any held to maturity securities. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
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
     Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. No awards are currently outstanding under the plan; however, at March 31, 2007 and December 31, 2006 the Corporation did have stock option agreements with two individuals outside of the 2006 Stock Incentive Plan. The Corporation also issued Stock Appreciation Rights (SAR’s) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.

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
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	6,443,673	6,504,981
Dilutive effect of incentive stock options	—	—

Weighted average shares outstanding used in Diluted Earnings Per Share	6,443,673	6,504,981

Net Income	$1,535	$1,448

Basic Earnings Per Share	$0.24	$0.22

Diluted Earnings Per Share	$0.24	$0.22

All outstanding options were anti-dilutive at March 31, 2007 and March 31, 2006.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $13,159 for the first three months of 2007 and $12,654 during 2006. The required ending reserve balance on March 31, 2007 was $13,116 and $12,692 on December 31, 2006.
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
Core deposit intangibles are amortized over their estimated useful life of 10 years in accordance with SFAS No. 142. A summary of core deposit intangible assets follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Core deposit intangibles	$1,287	$1,287
Less: accumulated amortization	1,236	1,208

Carrying value of core deposit intangibles	$51	$79

The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at March 31, 2007 and December 31, 2006 net of accumulated amortization:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Goodwill	$2,827	$2,827
Mortgage servicing rights	390	251
Core deposit intangibles	51	79

Total goodwill and intangible assets	$3,268	$3,157

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2007 and December 31, 2006 follows:

	At March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$98,458	$102	$(909)	$97,651
State and political subdivisions	12,476	288	(42)	12,722
Equity securities	52	68	—	120
Federal Home Loan Bank and Federal Reserve Bank stock	3,248	—	—	3,248

Total securities available for sale:	$114,234	$458	$(951)	$113,741

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,632	$25	$(2,736)	$143,921
State and political subdivisions	11,494	308	(35)	11,767
Equity securities	52	70	—	122
Federal Home Loan Bank and Federal Reserve Bank stock	3,248	—	—	3,248

Total securities available for sale	$161,426	$403	$(2,771)	$159,058

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher and therefore impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At March 31, 2007, the total unrealized losses of $951 on available for sale securities were temporary in nature due to the current level of interest rates.
In order to better manage its assets and liabilities, the Corporation elected early adoption of SFAS No. 159. The Corporation selected the fair value measurement option for approximately $51 million of its aggregate $156 million available-for-sale investment securities as of January 1, 2007. The securities chosen for the fair value measurement option were substantially all of the Corporation’s well-seasoned seven-year balloon and 15-year mortgage-backed securities having an average duration of 2.4 years. In addition, in connection with its anticipated acquisition of Morgan Bank, N.A., the Corporation intends to restructure Morgan Bank’s investment portfolio. The Corporation believes that the adoption of SFAS 159, when combined with the expected restructuring in the Morgan Bank investment portfolio, will put the Corporation in a better position to manage the net interest margin in a falling rate environment.
As of January 1, 2007, the date of the initial fair value measurement of these securities as required under SFAS No. 159, the carrying value of these securities exceeded their fair value by approximately $1,192, net of tax. This cumulative-effect adjustment was recorded as a charge to beginning retained earnings at January 1, 2007. Under SFAS 159, this one-time charge will not be recognized in current earnings.
The cost, gross unrealized gains and losses and fair values of trading securities at March 31, 2007 follows:

	At March 31, 2007
		Aggregate Unrealized Gains	Aggregate FAS 159 Losses
		recorded to income for the	recorded to equity at	Fair
	Cost	quarter ended March 31, 2007	January 1, 2007	Value
	(Dollars in thousands)
Trading Securities	$49,948	$473	$(1,806)	$48,615

Adjustment to Retained Earnings at January 1, 2007, net of tax @ 34%			$(1,192)
(6) Loans and Allowance for Loan Losses
Loan balances at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial	$378,621	$374,055
Real estate mortgage	90,273	99,182
Real estate mortgage loans held for sale, at lower of cost or fair value	5,981	—
Home equity lines of credit	70,940	70,028
Purchased installment	38,418	43,019
Installment	43,688	42,049

Total Loans	627,921	628,333
Allowance for loan losses	(7,258)	(7,300)

Net Loans	$620,663	$621,033

Activity in the allowance for loan losses for the period ended March 31, 2007 and March 31, 2006 is summarized as follows:

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Balance at the beginning of period	$7,300	$6,622
Provision for loan losses	383	150
Loans charged-off	(500)	(295)
Recoveries on loans previously charged-off	75	91

Balance at end of period	$7,258	$6,568

Nonaccrual loans at March 31, 2007 were $16,675, as compared to $12,812 at December 31, 2006, and $6,481 at March 31, 2006.
(7) Stock Options and Stock Appreciation Rights
At March 31, 2007 and December 31, 2006, the Corporation had nonqualified stock option agreements with two executives granted in 2005, 2006, and 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’s) to 8 employees. The expense recorded as of March 31, 2007 was $1 for SAR’s and $18 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of March 31, 2007 follows:

	Year Issued
	2005	2005	2006	2007	2006
Type	Option	Option	Option	Option	SAR’s
Number of Options	2,500	30,000	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$19.00
Number of Options Vested	2,500	20,000	10,000	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.46%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.65%
Volatility	18.48%	17.30%	17.66%	16.52%	14.46%
Expected Life — years	6	7	7	7	6
A summary of the status of stock options at March 31, 2007, and changes during the quarter then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Options outstanding, December 31, 2006	62,500	$19.03
Granted	30,000	16.00
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, March 31, 2007	92,500	$18.05

Options vested and exercisable, March 31, 2007	32,500	$18.94

(8) Deposits
Deposit balances at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Demand and other noninterest-bearing	$78,361	$91,216
Interest checking	96,822	88,541
Savings	77,366	80,086
Money market accounts	115,244	109,774
Consumer time deposits	238,559	225,947
Public time deposits	70,374	56,604
Brokered time deposits	45,866	65,093

Total deposits	$722,592	$717,261

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $164,503 and $161,655 at March 31, 2007 and December 31, 2006, respectively. Brokered time deposits totaling $45,866 and $65,093 at March 31, 2007 and December 31, 2006, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of March 31, 2007 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$198,449	$34,994	$5,116	$—	$238,559
Public time deposits	66,049	4,325	—	—	70,374
Brokered time deposits	35,030	10,836	—	—	45,866

Total time deposits	$299,528	$50,155	$5,116	$—	$354,799

(9)	Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2007, the Bank had pledged approximately $7,739 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $6,578. No amounts were outstanding at March 31, 2007 or December 31, 2006.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Securities sold under agreements to repurchase	$21,054	$20,663
Federal funds purchased	—	1,500

Total short-term borrowings	$21,054	$22,163

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $32,083 and $35,086 at March 31, 2007 and December 31, 2006 respectively. All advances are bullet maturities with no call features. At March 31, 2007, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $94,031, $34,065 and $1,000 respectively. The maximum borrowing capacity of the Bank, at March 31, 2007, was $79,200 with unused collateral borrowing capacity of $47,118. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was a balance of $7,000 under the CMA at March 31, 2007.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advance - 2.95%, due January 30, 2007	$—	$10,000
FHLB advance - 5.42%, due April 3, 2007	7,000	—
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance- 4.99%, due November 28, 2008	5,000	5,000
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	83	86

Total FHLB advances	$32,083	$35,086

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
A summary of the contractual amount of commitments at March 31, 2007 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$90,837
Home equity lines of credit	66,701
Standby letters of credit	7,431

Total	$164,969

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
LNB Bancorp, Inc. (the “Corporation”) is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from its subsidiary, The Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 23 banking centers throughout Lorain, eastern Erie and western Cuyahoga counties in Ohio.
On January 16, 2007, LNB Bancorp, Inc. and Morgan Bancorp, Inc., of Hudson, Ohio announced the signing of a definitive agreement for LNB to acquire Morgan and its wholly-owned subsidiary, Morgan Bank, N.A., in a stock and cash merger transaction valued at approximately $26.5 million. It is anticipated that this acquisition will be completed in May of this year.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2007. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets;

•	changes in economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission;

•	customer reaction to and unforeseen complications with respect to the Corporation’s integration of acquisitions;

•	difficulties in realizing expected cost savings from acquisitions; and

•	difficulties associated with data conversions in acquisitions.
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
New Accounting Pronouncements
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.
After a detailed analysis of SFAS No. 159 by the Corporation’s Accounting Department and its Asset/Liability Committee, during the first quarter of 2007, the Corporation elected early adoption of SFAS No. 159 in connection with the anticipated closing of its merger with Morgan Bank, N.A. in May 2007 and the restructuring of a portion of the Corporation’s balance sheet that is intended to be undertaken as a result of the merger. This restructuring is intended to improve the asset-liability structure of the balance sheet so that the net interest margin is more stable across a wider range of rate environments.

The Corporation has historically been asset sensitive. The Corporation experienced a 50 basis point reduction in its net interest margin between 2002 and 2004 when rates fell rapidly. This outcome was driven by the Corporation’s commercial lending focus, customer preference for variable rate loans and competitive factors. This asset sensitivity is further accentuated by the Corporation’s high loan to asset ratio, and the resulting need to hold primarily short-term investments in its investment portfolio in order to provide general liquidity for the bank. The Corporation’s asset sensitivity has decreased somewhat over the last two years by adding more fixed rate assets to the balance sheet and encouraging shorter maturity deposits. The Corporation has also actively added new funding sources like broker CD’s and CDARS CD’s for public fund deposits. However, at December 31, 2006 we estimated that, if interest rates were decreased by 200 basis points, our net interest income would decline by about 5%, and possibly more, since market competition and effective rate floors make it unlikely that we would be able to drop the rates on accounts like money markets and interest bearing checking accounts to the same degree as general rates. Given the current economic conditions, an exposure to falling rates is a primary concern of management.
The Corporation’s balance sheet structure will be complicated further upon completion of the Corporation’s acquisition of Morgan Bank.. Morgan’s liability structure is similar to Lorain National Bank and is not expected to improve the Corporation’s asset sensitive position. However, Morgan’s loan portfolio consists primarily of four-year indirect automobile loans with an estimated average duration of only 28 months. This portfolio totaled approximately $55.9 million at December 31, 2006. We expect that these types of loans will continue as a component of the combined Corporation’s loan portfolio. As such they will contribute to a greater exposure to falling rates. In a rapidly falling rate environment the cash flow from this portfolio has the potential to rapidly accelerate to a much shorter duration than even 28 months. While we anticipate restructuring the Morgan investment portfolio in connection with our acquisition of Morgan Bank, N.A. to mitigate some of this exposure, this portfolio is only about $16 million, so the mitigating effects of the restructuring will be somewhat limited.
In order to address this asset/liability management issue, the Corporation elected early adoption of SFAS No. 159. The Corporation selected the fair value measurement option for approximately $51 million of its aggregate $156 million available-for-sale investment securities as of January 1, 2007. The securities chosen for the fair value measurement option were substantially all of the Corporation’s well-seasoned seven-year balloon and 15-year mortgage-backed securities having an average duration of 2.4 years. When combined with the expected restructuring in the Morgan Bank investment portfolio, the Corporation believes that it will be in a much better position to manage the net interest margin in a falling rate environment.
As of January 1, 2007, the date of the initial fair value measurement of these securities as required under SFAS No. 159, the carrying value of these securities exceeded their fair value by approximately $1,192, net of tax. This cumulative-effect adjustment was recorded as a charge to beginning retained earnings at January 1, 2007. Under SFAS 159, this one-time charge will not be recognized in current earnings. While the adjustment to retained earnings is a permanent adjustment, there is no material impact to shareholders’ equity because the Corporation had already recorded the market value adjustment in “accumulated other comprehensive loss” at December 31, 2006. Because market yields at March 31, 2007, were lower than yields at January 1, 2007, the fair value measurement of the selected investment securities was in excess of the carrying value of such investment securities, which allowed the Corporation to record trading gains in the first quarter for the change in fair value from January 1, 2007, to March 31, 2007.
Subsequent to quarter-end and before the closing of its acquisition of Morgan, the Corporation intends to complete this restructuring of the balance sheet. The Corporation expects that this repositioning will include the sale of investment securities and the purchase of a mixture of well-structured Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities (MBS’s) and municipal bonds, as well as agency securities. The Corporation is evaluating the investment securities that may be purchased and other financial assets and liabilities to determine the specific instruments that may be carried at fair value in accordance with the asset-liability management activities. The Corporation believes that this repositioning, together with other possible restructuring of the combined Corporation’s assets and liabilities will enable the Corporation to more effectively manage the combined Corporation’s net interest margin. In addition to this realignment of the asset-liability position of the Corporation, we believe that the securities that we expect to purchase will materially improve the yield of the Corporation’s portfolio.
Management is not aware of any other proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. However, the potential impact of certain accounting pronouncements warrants further discussion.
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
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Intrepretation of FASB Statement No. 109”
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, Fin No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin No. 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Fin No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
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
FASB Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of FAS 140.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an Amendment of FAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights either under the amortization method previously required under FAS 140 or at fair value. The provision of FAS 156 is effective January 1, 2007. The Corporation has elected the amortization method. The adoption of FASB Statement 156 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
FASB Statement No. 157, Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FASB Statement No. 157 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
Summary of Earnings (Dollars in thousands except per share data)
Net income for the first quarter 2007 was $1,535 or $.24 per diluted share. This compares to $1,448 or $.22 per diluted share for the first quarter 2006. This is an increase in net income of $87, or 6.0% over the same period in 2006. The return on average assets and return on average equity for the first quarter of 2007 were .73% and 8.98%, respectively, compared to .73% and 8.47%, respectively, for the first quarter 2006. The increase in net income in the first quarter of 2007 is primarily attributable to a gains recorded during the first quarter on trading securities and on the sale of mortgage loans to Freddie Mac. Net interest income decreased $374, or 5.2%, during the same period. Net interest income for the three months ended March 31, 2007 was $6,829, and the net interest margin was 3.50%. This compares to net interest income of $7,203 and a net interest margin of 3.89% for the first quarter 2006. During the fourth quarter of 2006 and into the first quarter of 2007, asset quality issues negatively impacted the Corporation’s overall performance, having the effect of decreasing net interest margin by 8 basis points. The remaining decline in net interest margin can be attributed to the flat yield curve, and the competitive local environment for loans and deposits. The margin compression has stabilized at 3.50 percents in both the fourth quarter of 2006 and the first quarter of 2007. Noninterest income was $2,989 for the first quarter 2007 compared to $2,121 for the same period 2006. This was an increase of $868, or 40.9%. In addition to net gains recorded in the amount of $645, service fees increased $169, as well as positive increases in trust management and brokerage fees, and interest from the investment in life insurance. Noninterest expense was $7,358 for the first quarter 2007 or an increase of $149 over the same period in 2006, due primarily to an increase of $245 in salaries and benefits.

Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 69.6% of the revenues for the three months ended March 31, 2007. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. Net interest income is affected by changes in the volumes, rates and the composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006
Net interest income was $6,829 for the first quarter 2007 as compared to $7,203 during the same quarter 2006. This was a decrease of $374, or 5.2%. Adjusting for tax-exempt income, consolidated net interest income for the first quarter 2007 and 2006 was $6,918 and $7,251 respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.54% for the three months ended March 31, 2007 compared to 3.91% for the three months ended March 31, 2006.
The yield on average earning assets was 6.64% in the first quarter as compared to 6.29% for the same period in 2006. While the yield on earning assets was up 35 basis points, the yield on average portfolio loans was up only 22 basis points for the first quarter 2007. That translates to 7.15% for the first quarter 2007 from 6.93% for the same period 2006. This was due to competitive pressure on new and renewing loans and the flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 3.56% in the first quarter as compared to 2.78% for the same period 2006. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts. Further impacting this was competition in the market.
Average earning assets increased $40,626, or 5.4%, to $792,163 for the first quarter 2007 as compared to $751,537 for the first quarter 2006. Overall, average portfolio loans increased $40,926, or 6.9%, over the same period 2006. The increase was primarily in commercial loans which averaged $378,040 for the quarter ending March 31, 2007 as compared to $360,409 for the same quarter 2006. In addition, home equity lines of credit, and mortgage loans increased by 6.8% and 23.3%, respectively, while installment loans remained consistent with the first quarter of 2006.
Average interest-bearing liabilities increased $47,261, or 7.4%, to $689,319 for the first quarter 2007 as compared to $642,058 for the first quarter 2006. On an average balance basis, savings accounts, which have historically provided a stable low-cost source of funds for the Corporation, declined $12,920, or 14.2% in the first quarter of 2007. These savings deposits migrated to money market accounts and to consumer time deposits. These two categories increased $13,496 and $24,283 respectively, as compared to the first quarter 2006. In addition, noninterest-bearing deposits which decreased $6,188 as compared to the first quarter of 2006, migrated to interest-bearing demand which increased $8,173 during the same period. The Corporation was also somewhat more dependent on wholesale funding in the first quarter. Wholesale funding is defined as brokered time deposits, public time deposits, short-term borrowings and

FHLB borrowings. These funding sources averaged $181,558 in the first quarter 2006 and had an average cost of 4.90%. In the first quarter 2006, they averaged $167,329, and had an average cost of 3.99%. The cost of public time deposits and short-term borrowings are particularly sensitive to short-term national market rates because of their short duration.
Table 1 displays the components of net interest income for the three months ended March 31, 2007 and 2006. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
     Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended March 31,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$146,371	$1,619	4.49%	$148,530	$1,391	3.80%
State and political subdivisions	12,561	195	6.30%	9,497	151	6.45%
Federal funds sold and short-term investments	2,417	30	5.03%	3,622	36	4.03%
Commercial loans	378,040	6,952	7.46%	360,409	6,578	7.40%
Real estate mortgage loans	98,411	1,494	6.16%	79,839	1,226	6.23%
Home equity lines of credit	70,301	1,366	7.88%	65,851	1,159	7.14%
Purchased installment loans	41,316	510	5.01%	40,743	427	4.25%
Installment loans	42,746	795	7.54%	43,046	688	6.48%

Total Earning Assets	$792,163	$12,961	6.64%	$751,537	$11,656	6.29%

Allowance for loan loss	(7,407)			(6,596)
Cash and due from banks	22,033			22,252
Bank owned life insurance	14,841			14,060
Other assets	26,578			23,300

Total Assets	$848,208			$804,553

Liabilities and Shareholders’ Equity
Interest-bearing demand	$86,544	$179	0.84%	$78,371	$103	0.53%
Savings deposits	77,756	62	0.32%	90,676	76	0.34%
Money market accounts	111,767	987	3.58%	98,271	675	2.79%
Consumer time deposits	231,694	2,623	4.59%	207,411	1,905	3.72%
Brokered time deposits	56,863	718	5.12%	50,077	487	3.94%
Public time deposits	69,526	915	5.34%	48,736	557	4.64%
Short-term borrowings	21,696	233	4.36%	20,375	199	3.96%
FHLB advances	33,473	326	3.95%	48,141	403	3.40%

Total Interest-Bearing Liabilities	$689,319	$6,043	3.56%	$642,058	$4,405	2.78%

Noninterest-bearing deposits	81,474			87,662
Other liabilities	8,106			5,494
Shareholders’ Equity	69,309			69,339

Total Liabilities and Shareholders’ Equity	$848,208			$804,553

Net interest Income (FTE)		$6,918	3.54%		$7,251	3.91%
Taxable Equivalent Adjustment		(89)	-0.04%		(48)	-0.02%

Net Interest Income Per Financial Statements		$6,829			$7,203

Net Yield on Earning Assets			3.50%			3.89%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between March 31, 2007 and March 31, 2006. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense 2007 and 2006
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(24)	$252	$228
State and political subdivisions	49	(5)	44
Federal funds sold and short-term investments	(10)	4	(6)
Commercial loans	322	52	374
Real estate mortgage loans	285	(17)	268
Home equity lines of credit	83	124	207
Purchased installment loans	7	76	83
Installment loans	(6)	113	107

Total Interest Income	706	599	1,305

Interest-bearing demand	16	60	76
Savings deposits	(11)	(3)	(14)
Money market accounts	110	202	312
Consumer time deposits	256	462	718
Brokered time deposits	79	152	231
Public time deposits	249	109	358
Short-term borrowings	14	20	34
FHLB advances	(113)	36	(77)

Total Interest Expense	600	1,038	1,638

Net Interest Income (FTE)	$106	$(439)	$(333)

Consolidated net interest income (FTE) for the first quarter 2007 and 2006 was $6,918 and $7,251 respectively. Interest income increased $1,305 during the first quarter of 2007, with 45.9% of the increase attributed to rate. For the same period, interest expense increased $1,638 with 63.4% attributed to rate. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $439 reduction in rate as a result of rising rates. The decreases in net interest income (FTE) due to rate were partially offset by increased in volume of $706 and $600 in interest income and interest expense, respectively. Overall, net interest income (FTE) decreased $333, or 4.6%.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Investment and trust services	$522	$509
Deposit service charges	1,082	968
Electronic banking fees	436	364
Income from bank owned life insurance	167	145
Other income	137	133

Total fees and other income	2,344	2,119
Securities gains, net	473	—
Loss on loans held for sale	(33)	—
Gains on sale of loans	184	—
Gains on sale of other assets	21	2

Total noninterest income	$2,989	$2,121

     Three Months Ended March 31, 2007 as compared to the Three Months Ended March 31, 2006
Noninterest income was $2,989 for the first quarter 2007, an increase of $868 as compared to $2,121 for the same period 2006. Income generated from fees increased $186, or 14.0%, over the first quarter of 2006. While average noninterest-bearing deposits decreased during the first quarter of 2007 as compared to the same period 2006, overdraft and return item fees increased $153 over the first quarter 2006. In addition, income from trust and brokerage fees, and the investment in life insurance increased $65 in comparison to the first quarter of 2006.
During the first quarter of 2007, the Corporation established a secondary marketing mortgage sales program, through which the Corporation sold $13,155 in mortgage loans to Freddie Mac. These were primarily 15- and 30-year fixed rate mortgages originated in 2006. The Corporation retained the mortgage servicing rights for these mortgages, and the resulting gain was $184. In addition, mortgage loans held for sale at March 31, 2007 were adjusted to their estimated fair value, and the resulting loss of $33 was recorded against noninterest income.
After a detailed analysis of SFAS No. 159 as explained in the Summary of Significant Accounting Policies, the Corporation elected early adoption of SFAS No. 159 and intends to restructure of a portion of its balance sheet in connection with the anticipated closing of its acquisition of Morgan Bank, N.A. This restructuring is intended to improve the asset-liability structure of the balance sheet so that the net interest margin is more stable across a wider range of rate environments. As a result, certain available for sale securities were reclassified to trading securities. Securities that are held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As such, a gain of $473 was recorded during the first quarter of 2007 on these securities.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$3,823	$3,578
Furniture and equipment	707	737
Net occupancy	555	478
Outside services	355	419
Marketing and public relations	262	391
Supplies and postage	310	298
Telecommunications	188	199
Ohio Franchise tax	215	232
Electronic banking expense	189	145
Loan and collection expense	94	87
Other expense	660	645

Total noninterest expense	$7,358	$7,209

Three Months Ended March 31, 2007 as compared to the Three Months Ended March 31, 2006
Noninterest expense was $7,358 for the three months ended March 31, 2007 as compared to $7,209 for the same period 2006. This is an increase of $149, or 2.0%.
During 2006 and into the first quarter of 2007, the Corporation continued to strengthen its commitment for better customer service and visibility by expanding market presence in Lorain County as well as Cuyahoga County. Full service offices were opened at North Ridgeville, Ohio during 2006 as well as Chestnut Commons in a growing area of Elyria, Ohio in January 2007. In addition, during 2006, a Cuyahoga County loan production office was opened. During the first quarter of 2007, the Westlake, Ohio loan production office was relocated to Avon Pointe plaza in the Avon, Ohio area. Both the Cuyahoga County and Avon offices are staffed with commercial banking and treasury management professionals. In this regard, salaries and employee benefits during the first quarter 2007 increased $245, or 6.8%, over the same period 2006. Net occupancy expense increased $77 over the same period last year.
Other real estate owned expense increased $100 over the first quarter of 2007, primarily due to the revaluation of this property which was reappraised a lower cost than that at which the property was originally recorded.
Management continues to place a strong emphasis on control of expenses. Expenses, other than those mentioned above, were lower in comparison to the first quarter of 2006 by 8.6%.
     Income taxes
The Corporation recognized tax expense of $542 during the first quarter 2007 and $517 for the same period 2006. Income taxes increased $25, or 4.8%, for the three months ended March 31, 2007 versus the three months ended March 31, 2006. The Corporation’s effective tax rate was 26.1% for the first quarter 2007 as compared to 26.3% for the same period 2006.

Balance Sheet Analysis
     Overview
The Corporation’s assets at March 31, 2007 were $852,841 as compared to $851,098 at December 31, 2006. This is an increase of $1,743, or 0.2%. Total securities increased $3,298 or 2.1% over December 31, 2006 while the loan portfolio level decreased $6,393, or 1.0% from December 31, 2006. Total deposits at March 31, 2007 were $722,592 as compared to $717,261 at December 31, 2006. Total interest-bearing liabilities were $697,368 as compared to $683,294.
     Securities
The distribution of the Corporation’s securities portfolio at March 31, 2007 and December 31, 2006 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to use the securities portfolio to manage interest rate risk and liquidity needs. Currently, the portfolio is comprised of 50.0% U.S. Government agencies, 41.9% U.S. agency mortgage backed securities, and 8.0% municipal securities. Other securities represent less than 1% of the portfolio and consist of Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2007, available for sale securities had a net temporary unrealized loss of $493, representing 0.4% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value on March 31, 2007 were $48,615, and included $473 in gain recorded to income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$110,762	$105,633
One to four family residential	191,753	190,884
Multi-family residential	21,719	21,754
Non-farm non-residential properties	195,953	195,547
Commercial and industrial loans	40,855	40,820
Personal loans to individuals:
Auto, single payment and installment	59,134	65,780
All other loans	7,745	7,915

Total loans	627,921	628,333
Allowance for loan losses	(7,258)	(7,300)

Net loans	$620,663	$621,033

Total portfolio loans at March 31, 2007 were $621,940 which decreased from total portfolio loans at December 31, 2006 of $628,333. At March 31, 2007, commercial loans represented 60.9% of total loans. Commercial loans increased $4,566, or 1.2%, over the prior quarter. Consumer loans, consisting of installment loans and home equity loans, comprised 18.4% of total portfolio loans and increased $2,551, or 2.3% over the prior quarter. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. The Corporation has also purchased consumer loans from Morgan Bank, N.A, consisting primarily of high quality car loans.
Real estate mortgages comprise 14.5% of total portfolio loans. These loans decreased $8,909, or 8.9%, for the period ended March 31, 2007 as compared to December 31, 2006. As of March 31, 2007, $5,981 of mortgage loans were removed from the portfolio and reclassified as held for sale at fair market value. In addition, mortgage loans totaling $13,155 were sold to Freddie Mac during the first quarter of 2007.
Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Three Months Ended March 31,
	2007			2006
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Interest-bearing demand	$86,544	13.65%	0.84%	$78,371	13.66%	0.53%
Savings deposits	77,756	12.26	0.32	90,676	15.81	0.34
Money market accounts	111,767	17.62	3.58	98,271	17.13	2.79
Consumer time deposits	231,694	36.54	4.59	207,411	36.16	3.72
Brokered time deposits	56,863	10.96	5.12	50,077	8.73	3.94
Public time deposits	69,526	8.97	5.34	48,736	8.51	4.64

Total Deposits	$634,150	100.00%	3.51%	$573,542	100.00%	2.78%

Total deposits at March 31, 2007 were $722,592, an increase of $5,331, or 0.7% over December 31, 2006. On a linked-quarter basis, there was a shift from demand deposits of $12,855 to higher yielding interest checking accounts, money markets and certificates of deposit. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2007, the Corporation had $21,054 of short-term borrowings. This was a decrease of $1,109, or 5.0% from December 31, 2006. Long-term borrowings for the Corporation were at $32,083, a decrease of $3,003, or 8.6%, from December 31, 2006. Maturities of long-term borrowings are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q.

     Regulatory Capital
The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $69,133 at March 31, 2007. This is an increase of 0.6% from December 31, 2006.
As discussed earlier in this MD&A, the Corporation has elected early adoption of SFAS No. 159. The Corporation selected the fair value measurement option for approximately $51 million of its aggregate $156 million available-for-sale investment securities as of January 1, 2007. The securities chosen for the fair value measurement option were substantially all of the Corporation’s well-seasoned seven-year balloon and 15-year mortgage-backed securities having an average duration of 2.4 years.
As of January 1, 2007, the date of the initial fair value measurement of these securities as required under SFAS No. 159, the carrying value of these securities exceeded their fair value by approximately $1,192, net of tax. This cumulative-effect adjustment was recorded as a charge to beginning retained earnings at January 1, 2007. Under SFAS 159, this one-time charge will not be recognized in current earnings. While the adjustment to retained earnings is a permanent adjustment, there is no material impact to shareholders’ equity because the Corporation had already recorded the market value adjustment in “accumulated other comprehensive loss” at December 31, 2006.
Net income increased total shareholders’ equity by $1,535. Other increases in equity included a decrease of $46 in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities, net of tax, as well as a $11 increase for share-based payment arrangements, net of tax. The factors decreasing total shareholders’ equity in the first quarter of 2007 were cash dividends payable to shareholders of $1,156. There were no repurchases of common stock during the first quarter. The Corporation currently holds 328,194 shares of common stock as treasury stock at a cost of $6,092.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. Under Federal banking regulations, at March 31, 2007 and December 31, 2006, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of March 31, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
Credit quality measures deteriorated during the fourth quarter of 2006 and into the first quarter of 2007. Weaker general economic conditions, especially in residential and commercial development lending, combined with the need to further strengthen underwriting and portfolio management controls resulted in higher levels of nonperforming loans and potential problem loans.
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
Nonperforming loans at March 31, 2007 were $16,675 as compared to $12,812 at December 31, 2006, an increase of $3,863. Of this total, commercial loans were $13,516 as compared to $10,322 at December 31, 2006. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At March 31, 2007, specific reserves on these loans totaled $1,432 as compared to $1,115 specifically reserved at December 31, 2006. Approximately 60% of the $3,194 increase in commercial nonperforming loans was the result of one commercial relationship being classified as non-performing. This loan was well secured by real estate, and had no specific reserve established at March 31, 2007. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At March 31, 2007, potential problem loans declined $1,937, to $20,166. This compares to $22,103 at December 31, 2006. Other foreclosed assets were $1,073 as of March 31, 2007, a decrease of $216 from December 31, 2006. The $1,073 is comprised of three commercial properties totaling $634 and five 1-4 family residential properties totaling $439. This compares to $344 in 1-4 family residential properties with the remainder in commercial properties as of December 31, 2006.
Table 7 sets forth nonperforming assets for the period ended March 31, 2007 and December 31, 2006.
Table 7: Nonperforming Assets

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$13,516	$10,322
Real estate mortgage	2,697	2,165
Home equity lines of credit	351	168
Purchased installment	—	—
Installment loans	111	157

Total nonperforming loans	16,675	12,812
Other foreclosed assets	1,073	1,289

Total nonperforming assets	$17,748	$14,101

Nonperforming loans to total loans	2.68%	2.04%
Nonperforming assets to total assets	2.08%	1.66%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three months ended March 31, 2007 and March 31, 2006.

Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$7,300	$6,622
Charge-offs:
Commercial	(259)	(87)
Real estate mortgage	(99)	(41)
Home equity lines of credit	—	(25)
Purchased installment	—	(26)
Installment	(83)	(65)
DDA overdrafts	(59)	(51)

Total charge-offs	(500)	(295)

Recoveries:
Commercial	28	—
Real estate mortgage	—	1
Home equity lines of credit	—	—
Purchased installment	—	—
Installment	30	31
Credit Cards	—	1
DDA overdrafts	17	58

Total Recoveries	75	91

Net Charge-offs	(425)	(204)

Provision for loan losses	383	150

Balance at end of period	$7,258	$6,568

The allowance for loan losses at March 31, 2007 was $7,258 or 1.17%, of outstanding loans, compared to $6,568 or 1.12% of outstanding loans at March 31, 2006. The provision charged to expense was $383 for the three months ended March 31, 2007 and $150 for the same period 2006. The allowance for loan losses was 43.53% and 101.34% of nonperforming loans at March 31, 2007 and 2006, respectively.
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

Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2007, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $1,764, or 5.14%, and in a -200 basis point shock, net interest income would decrease $1,677, or 5.41%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. March 31, 2007, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 12.77% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 11.88%.
ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2007 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As the Corporation previously reported, as of December 31, 2006, the Corporation had a material weakness in its internal control over financial reporting. The material weakness identified resulted from the aggregation of significant deficiencies arising out of the lack of comprehensive procedural documentation of the loan grading process, the system of monitoring the collateral values of impaired loans and the controls on preventing the improper recognition of interest income on nonperforming loans. Management, with the oversight of the Audit and Finance Committee, has been systematically addressing these issues and is committed to effective remediation of this weakness. The Corporation has taken the following remediation measures:
•	Additional training is being completed to reinforce the existing procedures to assure that adequate evidence exists to support all decisions made regarding classification of individual loans.

•	Additional training is being completed to reinforce the requirement that once a loan meets the impairment criteria, such loans are deemed impaired and the impairment is valued based on a current appraisal of the collateral securing the loan.

•	Training has been completed to reinforce the documentation requirements for the recognition of interest income once a loan is classified as nonperforming. Management has also revised the approval process for recording all nonperforming loan transactions.
In addition to these specific responses to these control deficiencies, the Corporation has contracted with an independent third party to assess the completeness of the commercial loan documentation supporting the current grade classifications of most commercial relationships greater than $500,000. This represents approximately 75 percent of the commercial loan portfolio balances.
Other than as noted above in this Item 4, no change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended March 31, 2007. As of March 31, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: May 10, 2007	/s/ Sharon L. Churchill
Sharon L. Churchill Chief Financial Officer (Duly Authorized Officer, and Principal Financial Officer)

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