Form 10-Q
period 2007-06-30
LNB BANCORP INC
filed 2007-08-09
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified on its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052 — 1769
(Address of principal executive offices)	(Zip Code)
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of common shares of the registrant outstanding on August 7, 2007 was 7,295,663.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Income (unaudited) For the three and six months ended June 30, 2007 and June 30, 2006

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the six months ended June 30, 2007 and June 30, 2006

Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2007 and June 30, 2006

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II — Other Information

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-10.1
EX-10.2
EX-31(I)(A)
EX-31(I)(B)
EX-32.1
EX-32.2

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks	$23,986	$29,122
Federal funds sold and short-term investments	—	—
Securities:
Trading securities	31,581	—
Available for sale, at fair value	147,973	155,810
Federal Home Loan Bank and Federal Reserve Stock	4,537	3,248

Total securities	184,091	159,058
Loans:
Loans held for sale	6,346	—
Portfolio loans	729,308	628,333
Allowance for loan losses	(8,115)	(7,300)

Net loans	727,539	621,033

Bank premises and equipment, net	13,826	12,599
Other real estate owned	2,132	1,289
Bank owned life insurance	15,104	14,755
Goodwill and intangible assets, net	23,473	3,157
Accrued interest receivable	4,126	3,939
Other assets	8,688	6,146

Total Assets	$1,002,965	$851,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand and other noninterest-bearing	$89,193	$91,216
Savings, money market and interest-bearing demand	333,939	278,401
Certificates of deposit	399,769	347,644

Total deposits	822,901	717,261

Short-term borrowings	21,285	22,163
Federal Home Loan Bank advances	49,206	35,086
Junior subordinated debentures	10,620	—
Accrued interest payable	4,479	3,698
Accrued taxes, expenses and other liabilities	4,950	4,193

Total Liabilities	923,441	782,401

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at June 30, 2007 and 6,771,867 at December 31, 2006	7,624	6,772
Additional paid-in capital	37,677	26,382
Retained earnings	42,237	43,728
Accumulated other comprehensive loss	(1,922)	(2,093)
Treasury shares at cost, 328,194 shares at June 30, 2007 and December 31, 2006	(6,092)	(6,092)

Total Shareholders’ Equity	79,524	68,697

Total Liabilities and Shareholders’ Equity	$1,002,965	$851,098

See accompanying notes to consolidated financial statements.

Consolidated Statements of Incomes (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$12,085	$10,448	$23,173	$20,526
Securities:
U.S. Government agencies and corporations	1,598	1,422	3,162	2,761
State and political subdivisions	151	103	286	206
Other debt and equity securities	71	49	126	101
Federal funds sold and short-term investments	257	27	287	63

Total interest income	14,162	12,049	27,034	23,657
Interest Expense
Deposits:
Certificates of deposit, $100 and over	2,131	1,584	4,298	2,954
Other deposits	4,119	2,727	7,433	5,160
Federal Home Loan Bank advances	274	335	600	735
Short-term borrowings	232	207	465	409
Other interest expense	208	—	211	—

Total interest expense	6,964	4,853	13,007	9,258

Net Interest Income	7,198	7,196	14,027	14,399
Provision for Loan Losses	853	165	1,236	315

Net interest income after provision for loan losses	6,345	7,031	12,791	14,084

Noninterest Income
Investment and trust services	524	546	1,046	1,055
Deposit service charges	1,136	1,142	2,218	2,110
Other service charges and fees	595	489	1,101	940
Income from bank owned life insurance	182	142	349	287
Other income	78	58	145	104

Total fees and other income	2,515	2,377	4,859	4,496
Securities gains, net	(214)	—	259	—
Gains on sale of loans	118	—	269	—
Gains (losses) on sale of other assets, net	14	—	35	2

Total noninterest income	2,433	2,377	5,422	4,498

Noninterest Expense
Salaries and employee benefits	3,935	3,638	7,758	7,216
Furniture and equipment	907	753	1,614	1,490
Net occupancy	535	451	1,090	929
Outside services	474	435	829	854
Marketing and public relations	353	367	615	758
Supplies, postage and freight	323	303	633	601
Telecommunications	203	171	391	370
Ohio Franchise tax	201	197	416	429
Other real estate owned	133	17	247	31
Electronic banking expenses	193	161	382	306
Other charge-offs and losses	101	73	195	160
Other expense	651	625	1,197	1,256

Total noninterest expense	8,009	7,191	15,367	14,400

Income before income tax expense	769	2,217	2,846	4,182
Income tax expense	133	578	675	1,095

Net Income	$636	$1,639	$2,171	$3,087

Net Income Per Common Share
Basic	$0.09	$0.25	$0.32	$0.48
Diluted	0.09	0.25	0.32	0.48
Dividends declared	0.18	0.18	0.36	0.36
Average Common Shares Outstanding
Basic	6,921,152	6,475,651	6,683,736	6,477,154
Diluted	6,921,162	6,475,651	6,683,736	6,477,292
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			3,087			3,087
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				(1,071)		(1,071)

Total comprehensive income						2,016
Share-based compensation income		24				24
Purchase of 42,500 shares of Treasury Stock					(1,264)	(1,264)
Common dividends declared, $.36 per share			(2,324)			(2,324)

Balance, June 30, 2006	$6,772	$26,358	$43,708	$(4,067)	$(5,913)	$66,858

Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			(1,192)	1,192		—
Comprehensive income:
Net Income			2,171			2,171
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(1,021)		(1,021)

Total comprehensive income						1,150
Share-based compensation income		23				23
Issuance of 851,990 shares of common stock	852	11,272			—	12,124
Common dividends declared, $.36 per share			(2,470)			(2,470)

Balance, June 30, 2007	$7,624	$37,677	$42,237	$(1,922)	$(6,092)	$79,524

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Operating Activities
Net income	$2,171	$3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,236	315
Depreciation and amortization	869	839
Amortization of premiums and discounts	(44)	145
Amortization of intangibles	101	81
Amortization of deferred loan fees	187	137
Federal deferred income tax expense (benefit)	181	(773)
Net gain from loan sales	(246)	—
Securities gains, net	(255)	—
Share-based compensation expense, net of tax	23	24
Net loss on sale of other assets	2	—
Net increase in accrued interest receivable and other assets	(4,411)	(1,753)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	1,475	192

Net cash provided by operating activities	1,289	2,294

Investing Activities
Purchase of available-for-sale securities	(72,060)	(26,295)
Proceeds from maturities of available-for-sale securities	31,117	15,186
Purchase of trading securities	(31,582)	—
Proceeds from sale of trading securities	47,632	—
Purchase of Federal Home Loan Bank Stock	(495)	(87)
Redemption of Federal Home Loan Bank Stock	—	570
Purchase of Federal Reserve Bank Stock	(794)	—
Acquisition, net of cash and cash equivalents acquired	(4,912)	—
Net increase in loans made to customers	(38,588)	(12,429)
Proceeds from the sale of other real estate owned	478	856
Purchase of bank premises and equipment	(1,553)	(1,495)

Net cash used in investing activities	(70,757)	(23,694)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(11,370)	(1,707)
Net increase (decrease) in savings, money market and interest-bearing demand	275	15,866
Net increase in certificates of deposit	14,866	23,642
Net decrease in short-term borrowings	(2,598)	(10,074)
Proceeds from loan sales	22,889	—
Proceeds from Federal Home Loan Bank advances	182,450	26,000
Prepayment of Federal Home Loan Bank advances	(172,454)	(29,805)
Proceeds from issuance of junior subordinated debentures	20,620	—
Issuance of stock in acquisition	12,124	—
Purchase of treasury stock	—	(1,264)
Dividends paid	(2,470)	(2,324)

Net cash provided by financing activities	64,332	20,334

Net increase (decrease) in cash and cash equivalents	(5,136)	(1,066)
Cash and cash equivalents, January 1	29,122	23,923

Cash and cash equivalents, June 30	$23,986	$22,857

Supplemental cash flow information
Interest paid	$11,090	$9,185
Income taxes paid	—	1,968
Transfer of loans to other real estate owned	1,286	1,653
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, eastern Erie, western Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities and title insurance and insurance activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of June 30, 2007 and did not hold any trading securities as of December 31, 2006. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2007 and December 31, 2006, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
     Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock
These stocks are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula. These stocks are recorded at redemption value which approximates fair value.
     Loans
Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Loans which were acquired from the acquisition of Morgan Bank, NA on May 10, 2007 were valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is being amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.
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
     Goodwill and Core Deposit Intangibles
Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Acquisitions of Certain Financial Institutions.” Goodwill is tested at least annually for impairment.
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
     Income Taxes
The Corporation and its wholly-owned subsidiary files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.
     Comprehensive Income
The Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders’ equity.
     Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. No awards were outstanding under the plan at June 30, 2007; however, at June 30, 2007 and December 31, 2006 the Corporation did have stock option agreements with two individuals outside of the 2006 Stock Incentive Plan. The Corporation also issued Stock Appreciation Rights (SAR’s) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.
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
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	6,921,162	6,475,651	6,683,736	6,477,154
Dilutive effect of incentive stock options	—	—	—	138

Weighted average shares outstanding used in Diluted Earnings Per Share	6,921,162	6,475,651	6,683,736	6,477,292

Net Income	$636	$1,639	$2,171	$3,087

Basic Earnings Per Share	$0.09	$0.25	$0.32	$0.48

Diluted Earnings Per Share	$0.09	$0.25	$0.32	$0.48

The dilutive effect of incentive stock options for the six months ended June 30, 2006 was 138. All outstanding options were anti-dilutive for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $11,800 for the first six months of 2007 and $12,971 during 2006. The required ending reserve balance on June 30, 2007 was $500 and $12,692 on December 31, 2006.

(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,632. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $19 during the second quarter of 2007.
The estimated fair values of significant assets purchased and liabilities assumed related to the acquisition of Morgan Bank, NA were as follows:

(Dollars in thousands)
Cash	$20,652
Loans, net of reserve for loan losses	92,019
Bank premises and equipment, net	731
Acquisition Intangibles	19,999
Deposits	101,870
Short Term Borrowings	1,720
FHLB Borrowings	4,124
The consolidated statements of income reflect the operating results of Morgan Bank since the effective date of the acquisition. The following table presents pro forma information for the six months ended June 30, 2007 as if the acquisition of Morgan Bancorp, Inc. had occurred at the beginning of 2007. The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates.

Consolidated Pro forma Statement of Income (unaudited)
Six Months Ended June 30, 2007
(Dollars in thousands except per share amounts)

Total interest income	29,607
Total interest expense	14,465

Net Interest Income	15,142
Provision for Loan Losses	1,551

Net interest income after provision for loan losses	13,591
Noninterest Income	5,562
Noninterest Expense	18,619

Income before income tax expense	534

Income tax expense	22

Net Income	$512

Net Income Per Common Share
Basic	$0.08
Diluted	$0.08
The loss recorded on the Morgan Bancorp, Inc. statement of income for the period ended May 10, 2007 primarily consisted of the loss on sale of securities of $739, and other employee expenses not previously accrued.
The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles will be fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan acquisition, follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Core deposit intangibles	$2,655	$1,288
Less: accumulated amortization	1,284	1,209

Carrying value of core deposit intangibles	$1,371	$79

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill existing prior to the Morgan acquisition was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.
The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at June 30, 2007 and December 31, 2006 net of accumulated amortization:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Goodwill	$21,459	$2,827
Loan servicing rights	643	251
Core deposit intangibles	1,371	79

Total goodwill and intangible assets	$23,473	$3,157

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2007 and December 31, 2006 follows:

	At June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$135,333	$—	$(2,136)	$133,197
State and political subdivisions	14,598	124	(167)	14,555
Equity and other securities	152	69	—	221
Federal Home Loan Bank and Federal Reserve Bank stock	4,537	—	—	4,537

Total Securities	$154,620	$193	$(2,303)	$152,510

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,632	$25	$(2,736)	$143,921
State and political subdivisions	11,494	308	(35)	11,767
Equity securities	52	70	—	122
Federal Home Loan Bank and Federal Reserve Bank stock	3,248	—	—	3,248

Total Securities	$161,426	$403	$(2,771)	$159,058

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher, in which case impairment may not be due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At June 30, 2007, the total unrealized losses of $2,303 on available for sale securities were temporary in nature due to the current level of interest rates.
The cost, gross unrealized gains and losses and fair values of trading securities at June 30, 2007 follows:

At June 30, 2007
		Aggregate Unrealized Gains	Aggregate Unrealized Losses
		recorded to income for the	recorded to income for the
		quarter ended	quarter ended	Fair
	Cost	June 30, 2007	June 30, 2007	Value
(Dollars in thousands)
Trading Securities	$31,582	$—	$(1)	$31,581

(6) Loans and Allowance for Loan Losses
Loan balances at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans Held for Sale:
Real estate mortgage loans held for sale, at lower of cost or fair value	1,830	—
Installment loans held for sale	4,516	—

Total Loans Held for Sale	6,346	—

Portfolio Loans:
Commercial	$414,649	$374,055
Real estate mortgage	100,737	99,182
Home equity lines of credit	77,416	70,028
Installment	136,506	85,068
Total Portfolio Loans	729,308	628,333
Allowance for loan losses	(8,115)	(7,300)

Net Loans	$721,193	$621,033

Activity in the allowance for loan losses for the six-month periods ended June 30, 2007 and June 30, 2006 is summarized as follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Balance at the beginning of period	$7,300	$6,622
Provision for loan losses	1,236	315
Allowance from merger	1,098
Loans charged-off	(1,678)	(560)
Recoveries on loans previously charged-off	159	191

Balance at end of period	$8,115	$6,568

Nonaccrual loans at June 30, 2007 were $13,259, as compared to $12,812 at December 31, 2006, and $6,279 at June 30, 2006.
(7) Stock Options and Stock Appreciation Rights
At June 30, 2007 and December 31, 2006, the Corporation had nonqualified stock option agreements with two executives granted in 2005, 2006, and 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’S) to 8 employees. The expense recorded as of June 30, 2007 was $2 for SAR’S and $35 for stock options. The number of options or SAR’S and the exercise prices for these nonqualified incentive options or SAR’S outstanding as of June 30, 2007 follows:

	Year Issued
	2005	2005	2006	2007	2006
Type	Option	Option	Option	Option	SARS
Number of Options	2,500	30,000	30,000	30,000	30,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$19.00
Number of Options Vested	2,500	20,000	10,000	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.94%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.78%
Volatility	18.48%	17.30%	17.66%	16.52%	15.68%
Expected Life — years	6	7	7	7	6
A summary of the status of stock options at June 30, 2007, and changes during the six months then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Options outstanding, December 31, 2006	62,500	$19.03
Granted	30,000	16.00
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, June 30, 2007	92,500	$18.05

Options vested and exercisable, June 30, 2007	32,500	$18.94

(8) Deposits
Deposit balances at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Demand and other noninterest-bearing	$89,193	$91,216
Interest checking	112,175	88,541
Savings	83,382	80,086
Money market accounts	138,382	109,774
Consumer time deposits	305,202	225,947
Public time deposits	67,290	56,604
Brokered time deposits	27,277	65,093

Total deposits	$822,901	$717,261

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $161,165 and $161,655 at June 30, 2007 and December 31, 2006, respectively. Brokered time deposits totaling $27,277 and $65,093 at June 30, 2007 and December 31, 2006, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of June 30, 2007 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$260,589	$39,268	$5,229	$116	$305,202
Public time deposits	63,815	3,475	—	—	67,290
Brokered time deposits	18,950	8,327	—	—	27,277

Total time deposits	$343,354	$51,070	$5,229	$116	$399,769

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2007, the Bank had pledged approximately $7,018 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $5,965. No amounts were outstanding at June 30, 2007 or December 31, 2006.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Securities sold under agreements to repurchase	$21,285	$20,663
Federal funds purchased	—	1,500

Total short-term borrowings	$21,285	$22,163

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $49,206 and $35,086 at June 30, 2007 and December 31, 2006 respectively. All advances are bullet maturities with no call features. At June 30, 2007, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $100,213, $35,545 and $0 respectively. The maximum borrowing capacity of the Bank, at June 30, 2007, was $56,989 with unused collateral borrowing capacity of $7,709. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was a balance of $0 under the CMA at June 30, 2007.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advance - 2.95%, due January 30, 2007	$—	$10,000
FHLB advance - 5.26%, due July 26, 2007	20,000	—
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 4.47%, due April 11, 2008	$350	$—
FHLB advance - 4.99% due November 28, 2008	5,000	5,000
FHLB advance - 5.07%, due December 12, 2008	500	—
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	$350	$—
FHLB advance - 5.00%, due December 14, 2009	500	—
FHLB advance - 3.55%, due January 1, 2014	80	86
FHLB advance - 4.76%, due July 6, 2015	2,500	—
Valuation adjustments on FHLB advances	(74)	—

Total FHLB advances	$49,206	$35,086

Valuation adjustments are to adjust FHLB advances to fair market value in the acquisition of Morgan Bank NA as of May 10, 2007
(11) Trust Preferred Securities
On May 9, 2007, the Corporation completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Corporation. LNB Trust I (“Trust I”) sold $10.0 million of preferred securities and LNB Trust II (“Trust II”) sold $10.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the “Trusts”). The proceeds from the offering were used to fund the cash portion of the Morgan Bancorp, Inc. acquisition. The Corporation owns all of the common securities of each of the Trusts.
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At June 30, 2007, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2007 were 6.847% and 6.64% for Trust I and Trust II, respectively.
(12) Commitments, Credit Risk, and Contingencies
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
A summary of the contractual amount of commitments at June 30, 2007 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$99,701
Home equity lines of credit	75,434
Standby letters of credit	7,233

Total	$182,368

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
LNB Bancorp, Inc. (the “Corporation”) is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from its subsidiary, The Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 22 banking centers throughout Lorain, eastern Erie, western Cuyahoga and Summit counties in Ohio.
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA, in a stock and cash merger transaction valued at approximately $27.9 million.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months and six months ended June 30, 2007. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.

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
The Corporation’s income tax expense and related current and deferred tax assets and liabilities are presented as prescribed in SFAS No. 109 “Accounting for Income Taxes.” SFAS No. 109 requires the periodic review and adjustment of tax assets and liabilities based on many assumptions. These assumptions include predictions as to the Corporation’s future profitability, as well as potential changes in tax laws that could impact the deductibility of certain income and expense items. Since financial results could be significantly different than these estimates, future adjustments may be necessary to tax expense and related balance sheet accounts.

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
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates (“SFAS 159”). After a detailed analysis of SFAS 159 by the Corporation’s Accounting Department and its Asset/Liability Committee, during the first quarter of 2007, the Corporation elected early adoption of SFAS 159 in connection with the closing of its merger with Morgan Bank, NA in May 2007 and the restructuring of a portion of the Corporation’s balance sheet as a result of the merger. The Corporation selected the fair value measurement option for approximately $51 million of its aggregate $156 million available-for-sale investment securities as of January 1, 2007. The securities chosen for the fair value measurement option were substantially all of the Corporation’s well-seasoned seven-year balloon and 15-year mortgage-backed securities having an average duration of 2.4 years. As of January 1, 2007, the date of the initial fair value measurement of these securities as required under SFAS 159, the carrying value of these securities exceeded their fair value by approximately $1,192, net of tax. This cumulative-effect adjustment was recorded as a charge to beginning retained earnings at January 1, 2007. Under SFAS 159, this one-time charge was not recognized in current earnings. While the adjustment to retained earnings is a permanent adjustment, there is no material impact to shareholders’ equity because the Corporation had already recorded the market value adjustment in “accumulated other comprehensive loss” at December 31, 2006.
FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.

FASB Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of FAS 140.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 156”). SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights either under the amortization method previously required under FAS 140 or at fair value. The provision of SFAS 156 is effective January 1, 2007. The Corporation has elected the amortization method. The adoption of SFAS 156 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
FASB Statement No. 157, Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
Summary of Earnings (Dollars in thousands except per share data)
Net income was $636 for the second quarter of 2007 and $2,171 for the six months ended June 30, 2007. Earnings per diluted share for the second quarter of 2007 was $.09. Earnings per diluted share for the first six months of the year were $.32. This compares to $1,639 or $.25 per diluted share for the second quarter of 2006 and $3,087, or $.48 per diluted share for the six months ended June 30, 2006. Second quarter net interest income totaled $7,198, compared to $7,196 for the second quarter of 2006. In a year-to-date comparison, the first six months of 2007 produced net interest income of $14,027; the first six months of 2006 produced net interest income of $14,399. The net interest margin was 3.37% for the second quarter of 2007, down 46 basis points from 3.83% for the second quarter of 2006. The net interest margin for the first six months of 2007 was 3.43% compared to 3.86% for the first six months of 2006. During the fourth quarter of 2006 and continuing into the first quarter of 2007, asset quality issues negatively impacted the Corporation’s overall performance. While credit quality remains a factor in the decreased earnings on an annual basis, nonperforming loans decreased during the second quarter of 2007. Noninterest income was $2,433 for the second quarter of 2007, an increase of $56 or 2.4%, compared to the second quarter of 2006. The increase was largely from net gains recorded of the sale of indirect and mortgage loans to the secondary market. The company retains the servicing rights for these loans. Service charges on deposit accounts and ATM charges increased $100 during the second quarter of 2007 in comparison to the same period last year. On a year-to-date basis, these charges and fees increased $269, or 8.8%, over the first six months of 2006. Noninterest expense was $8,009 for the second quarter of 2007 as compared to $7,191 for the second quarter of 2006.
The Morgan Bank acquisition was a continuation of the Corporation’s strategy to strengthen its commitment for better customer service and visibility by expanding its market presence in Lorain County, Cuyahoga County and, with the completion of the acquisition, Summit County.

Full service offices were opened at North Ridgeville during the 2006 as well as Chestnut Commons in Elyria, Ohio in January 2007. In addition, in June 2006, a Cuyahoga County loan production office was opened. During the first quarter of 2007, the Westlake, Ohio loan production office was relocated to Avon Pointe plaza in the Avon, Ohio area. Both the Cuyahoga County and Avon offices are staffed with commercial banking and treasury management professionals. While making these significant investments for the future, the Corporation has had success in limiting related increases in overhead expense. The $818 increase in noninterest expense includes operating costs associated with these new service and facility additions, as well as increases in legal and other carrying costs associated with non-performing assets.
Results of Operations
Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.7% of the revenues for the three months ended June 30, 2007. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006
Net interest income, before provision for loan losses, was $7,198 for the second quarter of 2007 as compared to $7,196 during the same quarter of 2006. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the second quarter of 2007 and 2006 was $7,292 and $7,243, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.37% for the three months ended June 30, 2007 compared to 3.83% for the three months ended June 30, 2006.
Average earning assets for the second quarter of 2007 were $855,746. This was an increase of $100,924 or 13.4% over the same quarter last year. The yield on average earning assets was 6.69% in the second quarter of 2007 as compared to 6.43% for the same period last year. The yield on average portfolio loans during the second quarter of 2007 was 7.16%. This was 5 basis points higher than that of the second quarter of 2006 at 7.11%. Interest income from securities was $2,144 (FTE) for the three months ended June 30, 2007. This compares to $1,648 during the second quarter of 2006. The yield on average securities was 4.84% and 4.00% for these periods, respectively. The cost of interest-bearing liabilities was 3.68% during the second quarter as compared to 2.98% during the same period of 2006. The Morgan Bank acquisition contributed approximately $92,042 in portfolio loans, primarily high quality, indirect auto loans, and $101,870 in deposits. In addition, during the second quarter of 2007, the Corporation completed two private offerings of trust preferred securities, generating $20,000 in cash to fund the Morgan Bank acquisition. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%. The average cost of these funds was 6.82%.
Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006
Net interest income, before provision for loan losses, for the first six months of 2007 was $14,027 as compared to $14,399 for the same period in 2006. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first half of 2007 and

2006 was $14,210 and $14,494, respectively. The net interest margin was 3.43% for the six months ended June 30, 2007 compared to 3.88% for the six months ended June 30, 2006.
The yield on average earning assets was 6.66% for the first half of 2007 as compared to 6.36% for the same period last year. The yield on earning assets was up 30 basis points, and the yield on average portfolio loans was up 14 basis points for the first half 2007. The yield on the loan portfolio was 7.16% for the first six months of 2007 compared to 7.02% for the same period 2006. During the first half of the year, the Corporation continued to experience competitive pressure on new and renewing loans and a flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 3.62% in the first half of 2007 as compared to 2.88% for the same period 2006. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest-bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts. Further impacting this was competition in the market. Historically, there has been some lag in deposit rate adjustments as interest rates rise.
Average earning assets increased $70,944, or 9.42%, to $824,130 for the first six months of 2007 as compared to $753,186 for the first six months of 2006. Overall, average portfolio loans increased $64,995, or 11.02%, over the same period 2006. The Morgan Bank acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in portfolio loans, primarily indirect auto loans of $52,305, and commercial loans of $26,146. The cost of average portfolio loans was 7.16%, an increase of 14 basis points over the same period last year.
Average interest-bearing liabilities increased $76,169, or 11.76%, to $723,992 for the first six months of 2007 as compared to $647,823 for the first half 2006. The Morgan Bank acquisition contributed $106,260 in average deposits at a cost of 3.49%. Eliminating the effect of deposits from Morgan Bank, average interest-bearing demand and savings deposits during the first six months of 2007 decreased approximately $33,296, or 19.3%, from the same period last year. Historically, these have been a source of low-cost funds for the Corporation. These funds have migrated to time deposits, which have increased $40,731 over the same period last year. Morgan Bank contributed $34,428 in average time deposits. Also affecting the cost of interest-bearing liabilities was the issuance of trust preferred securities in order to raise funds for the Morgan Bank acquisition.
Table 1 displays the components of net interest income for the three and six months ended June 30, 2007 and 2006. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1:	Condensed Consolidated Average Balance Sheets Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended June 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$143,626	$1,669	4.66%	$153,687	$1,471	3.84%
State and political subdivisions	14,372	218	6.08%	9,402	150	6.40%
Federal funds sold and short-term investments	19,498	257	5.29%	2,279	27	4.75%
Commercial loans	391,621	7,232	7.41%	366,381	6,946	7.60%
Real estate mortgage loans	97,718	1,497	6.14%	79,893	1,208	6.06%
Home equity lines of credit	73,966	1,443	7.83%	66,122	1,173	7.12%
Purchased installment loans	36,959	468	5.08%	38,030	422	4.45%
Installment loans	77,986	1,472	7.57%	39,028	699	7.18%

Total Earning Assets	$855,746	$14,256	6.68%	$754,822	$12,096	6.43%

Allowance for loan loss	(7,758)			(6,606)
Cash and due from banks	21,942			22,787
Bank owned life insurance	15,021			14,175
Other assets	42,869			25,764

Total Assets	$927,820			$810,942

Liabilities and Shareholders’ Equity
Interest-bearing demand	$100,793	$296	1.18%	$85,833	$153	0.71%
Savings deposits	81,114	107	0.53%	89,268	79	0.35%
Money market accounts	130,963	1,221	3.74%	105,881	842	3.19%
Consumer time deposits	278,819	3,271	4.71%	207,513	2,030	3.92%
Brokered time deposits	38,239	493	5.17%	45,647	466	4.09%
Public time deposits	64,902	859	5.31%	59,276	741	5.01%
Short-term borrowings	22,341	232	4.17%	18,844	207	4.41%
FHLB advances	29,059	274	3.78%	41,267	335	3.26%
Trust preferred	12,056	205	6.82%	—	—	0.00%
Other	—	6	0.00%	—	—	0.00%

Total Interest-Bearing Liabilities	$758,286	$6,964	3.68%	$653,529	$4,853	2.98%

Noninterest-bearing deposits	83,229			83,427
Other liabilities	8,352			6,280
Shareholders’ Equity	77,953			67,706

Total Liabilities and Shareholders’ Equity	$927,820			$810,942

Net interest Income (FTE)		$7,292	3.42%		$7,243	3.85%
Taxable Equivalent Adjustment		(94)	-0.04%		(47)	-0.02%

Net Interest Income Per Financial Statements		$7,198			$7,196

Net Yield on Earning Assets			3.37%			3.83%

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$144,991	$3,288	4.57%	$151,123	$2,862	3.82%
State and political subdivisions	13,472	413	6.18%	9,449	301	6.42%
Federal funds sold and short-term investments	11,005	287	5.26%	2,947	63	4.31%
Commercial loans	384,868	14,184	7.43%	365,685	13,522	7.46%
Real estate mortgage loans	98,063	2,991	6.15%	79,866	2,435	6.15%
Home equity lines of credit	72,293	2,809	7.84%	65,987	2,332	7.13%
Purchased installment loans	39,125	978	5.04%	39,379	869	4.45%
Installment loans	60,313	2,267	7.58%	38,750	1,368	7.12%

Total Earning Assets	$824,130	$27,217	6.66%	$753,186	$23,752	6.36%

Allowance for loan loss	(7,583)			(6,601)
Cash and due from banks	21,987			22,521
Bank owned life insurance	14,932			14,151
Other assets	34,746			24,506

Total Assets	$888,212			$807,763

Liabilities and Shareholders’ Equity
Interest-bearing demand	$93,708	$478	1.03%	$82,122	$257	0.63%
Savings deposits	79,445	169	0.43%	89,969	155	0.35%
Money market accounts	121,233	2,208	3.67%	102,097	1,516	2.99%
Consumer time deposits	255,387	5,891	4.65%	207,460	3,941	3.83%
Brokered time deposits	47,499	1,211	5.14%	47,850	953	4.02%
Public time deposits	67,385	1,774	5.31%	54,035	1,298	4.84%
Short-term borrowings	22,020	465	4.26%	19,605	403	4.15%
FHLB advances	31,254	600	3.87%	44,685	735	3.32%
Trust preferred securities	6,061	205	6.82%	—	—	0.00%
Other	—	6	0.00%	—	—	0.00%

Total Interest-Bearing Liabilities	$723,992	$13,007	3.62%	$647,823	$9,258	2.88%

Noninterest-bearing deposits	82,356			85,533
Other liabilities	8,209			5,889
Shareholders’ Equity	73,655			68,518

Total Liabilities and Shareholders’ Equity	$888,212			$807,763

Net interest Income (FTE)		$14,210	3.48%		$14,494	3.88%
Taxable Equivalent Adjustment		(183)	-0.04%		(95)	-0.02%

Net Interest Income Per Financial Statements		$14,027			$14,399

Net Yield on Earning Assets			3.43%			3.86%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between June 30, 2007 and June 30, 2006. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2007 and 2006
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(131)	$329	$198
State and political subdivisions	80	(12)	68
Federal funds sold and short-term investments	206	24	230
Commercial loans	487	(201)	286
Real estate mortgage loans	270	19	289
Home equity lines of credit	146	124	270
Purchased installment loans	(14)	60	46
Installment loans	701	72	773

Total Interest Income	1,745	415	2,160

Interest-bearing demand	39	104	143
Savings deposits	(12)	40	28
Money market accounts	214	165	379
Consumer time deposits	752	489	1,241
Brokered time deposits	498	(5)	493
Public time deposits	(342)	(6)	(348)
Short-term borrowings	40	(15)	25
FHLB advances	(91)	30	(61)
Trust preferred securities and miscellaneous	211	—	211

Total Interest Expense	1,309	802	2,111

Net Interest Income (FTE)	$436	$(387)	$49

Consolidated net interest income (FTE) for the second quarter 2007 and 2006 was $7,292 and $7,243, respectively. Interest income increased $2,160 during the second quarter of 2007, with 19.21% of the increase attributed to rate. For the same period, interest expense increased $2,111, with 37.99% attributed to rate. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $387 reduction in rate as a result of rising rates. The decreases in net interest income (FTE) due to rate were offset by increased volume of $1,745 and $1,309 in interest income and interest expense, respectively. Overall, net interest income (FTE) increased $49.

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2007 and 2006
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(147)	$573	$426
State and political subdivisions	129	(17)	112
Federal funds sold and short-term investments	180	44	224
Commercial loans	710	(48)	662
Real estate mortgage loans	555	1	556
Home equity lines of credit	234	243	477
Purchased installment loans	(6)	115	109
Installment loans	768	131	899

Total Interest Income	2,423	1,042	3,465

Interest-bearing demand	54	167	221
Savings deposits	(32)	46	14
Money market accounts	319	373	692
Consumer time deposits	1,005	945	1,950
Brokered time deposits	(9)	267	258
Public time deposits	330	146	476
Short-term borrowings	50	12	62
FHLB advances	(202)	67	(135)
Trust preferred securities and miscellaneous	211	—	211

Total Interest Expense	1,726	2,023	3,749

Net Interest Income (FTE)	$697	$(981)	$(284)

Consolidated net interest income (FTE) for the six month period ended June 30, 2007 and 2006 was $14,210 and $14,494, respectively. Interest income increased $3,465 during the second quarter of 2007, with 30.07% of the increase attributed to rate. For the same period, interest expense increased $3,749, with 53.96% attributed to rate. The decrease in net interest income (FTE) due to rate was partially offset by increased volume of $2,423 and $1,726 in interest income and interest expense, respectively. Overall, net interest income (FTE) decreased $284.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$524	$546	$1,046	$1,055
Deposit service charges	1,136	1,142	2,218	2,110
Electronic banking fees	595	489	1,101	940
Income from bank owned life insurance	182	142	349	287
Other income	78	58	145	104

Total fees and other income	2,515	2,377	4,859	4,496
Securities gains, net	(214)	—	259	—
Unrealized gain/(loss) on loans HFS	5	—	(28)	—
Gains on sale of loans	113	—	297	—
Gains (losses) on sale of other assets	14	—	35	2

Total noninterest income	$2,433	$2,377	$5,422	$4,498

Three Months Ended June 30, 2007 as compared to the Three Months Ended June 30, 2006
Noninterest income for the three months ended June 30, 2007 was $2,433 or an increase of $56, or 2.36%, from the same period 2006. The Morgan Bank acquisition had a minimal impact on income from service charges and fees. Deposit service charges and fees from electronic banking increased $100, or 6.1%, over the same period last year, reflecting increased momentum in fee-based services. During the first quarter of 2007, the Corporation established a secondary market mortgage sales program, through which the Corporation sells mortgage loans to Freddie Mac. Mortgage loans which are primarily 15- and 30-year fixed rate mortgages are committed to Freddie Mac when originated. In addition, indirect loans that are originated by Morgan Bank are placed in the secondary market. Net gains of $28 were recorded on sale of loans to Freddie Mac, and $85 on sale of indirect loans during the second quarter of 2007. The Corporation retains the servicing rights for these loans. Also in the first quarter of 2007, after a detailed analysis of SFAS 159 as explained in the Summary of Significant Accounting Policies, the Corporation elected early adoption of SFAS 159 in connection with acquisition of Morgan Bank, NA. and to improve the asset/liability structure of the balance sheet so that the net interest margin is more stable across a wider range of rate environments. As a result, certain available for sale securities were reclassified to trading securities. Securities that are held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As such, a gain of $473 was recorded during the first quarter of 2007 on these securities. This was offset by a loss of $214 in the second quarter of 2007.
Six Months Ended June 30, 2007 as compared to the Six Months Ended June 30, 2006
Noninterest income was $5,422 for the six months ended June 30, 2007, an increase of $924 as compared to the same period 2006. Much of the increase in the first six months of 2007 was related to the factors described in the analysis of the second quarter. Increases were attributed primarily to deposit charges and other fees, as well as net gains recorded on sales on loans to the secondary market. Deposit service charges and other fees were up $269, or 8.8%, for the six months ended June 30, 2007 as compared to the same period in 2006. As was the case in the second quarter of 2007, the Corporation has benefited from the increased momentum in demand deposit accounts and ATM usage during the first six months of 2007. Net gains recorded on the sale of loans in the secondary market were $269. The net gain related to the SFAS 159 election during the six months ending June 30, 2007 was $259.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,935	$3,638	$7,758	$7,216
Furniture and equipment	907	753	1,614	1,490
Net occupancy	535	451	1,090	929
Outside services	474	435	829	854
Marketing and public relations	353	367	615	758
Supplies and postage	323	303	633	601
Telecommunications	203	171	391	370
Ohio Franchise tax	201	197	416	429
Other real estate owned	133	17	247	31
Electronic banking expense	193	161	382	306
Other charge-offs and losses	101	73	195	160
Other expense	651	625	1,197	1,256

Total noninterest expense	$8,009	$7,191	$15,367	$14,400

Three Months Ended June 30, 2007 as compared to the Three Months Ended June 30, 2006
Noninterest expense increased $818, or 11.4%, for the second quarter of 2007 over the same period 2006. In addition to the Morgan Bank acquisition, full service offices were opened at Chestnut Commons in January 2007, as well as two offices opened during 2006. While making these significant investments for the future, the Corporation has had success in limiting related increases in overhead expense. The $818 increase in noninterest expense includes operating costs associated with these new service and facility additions, as well as salary and benefit costs. These expenses, which include salaries and benefits, furniture and equipment, net occupancy, outside services and telecommunications increased $606 in the second quarter of 2007 as compared to the second quarter of 2006. The Morgan Bank operations have added $279 in expense since their acquisition on May 10, 2007. Morgan Bank’s processing systems continue to primarily run independently. While fully consolidated with LNB Bancorp, the actual merger of the processing systems is not anticipated to occur until December 1, 2007. Many of the expenses related to Morgan Bank are double system charges, which are expected dissipate as we near and complete the merger of systems.
Other real estate owned expense of $133 during the second quarter of 2007, increased $116 over the second quarter of 2006. These are delinquent real estate charges and insurance expenses associated with real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost or market. At June 30, 2007 this property was valued at $2,132, of which $1,059 was recorded in the second quarter of 2007. Gains and losses on this property are recorded directly to the income statement at the time of sale. Gains of $14 were recorded during the second quarter of 2007.
Electronic banking expenses increased $32 during the second quarter of 2007, in comparison to the second quarter of 2006. This corresponded to the increase in fees associated with this activity during the second quarter of 2007.
Six Months Ended June 30, 2007 as compared to the Six Months Ended June 30, 2006
Noninterest expense was $15,367 for the six months ended June 30, 2007. This as an increase of $967, or 6.72%, as compared to $14,400 recorded for the six months ended June 30, 2006. Much of this expense can be related to the strategic growth initiatives referred to in the summary above during the last year, the first of which was the opening of the Cuyahoga County loan production office in June of 2006. Expenses associated with the addition of offices, including the Morgan Bank acquisition on May 10, 2007, were $823. These expenses include salaries and employee benefits, furniture and equipment, net occupancy, outside services and telecommunications.
Other real estate owned expense increased $216 on a year-to-year comparison. This expense was primarily the result of delinquent taxes and fees associated with a foreclosure on a group of condominiums from the developer during the second quarter of 2007. In addition, certain properties which had been held for over a year were revalued during the first six months of 2007 as a result of new appraisals on the property. Any valuation adjustments that are required are expensed directly to the income statement. Because these properties were held for over a year, the Corporation also paid the property taxes and insurance on them.
     Income taxes
The Corporation recognized tax expense of $133 during the second quarter 2007 and $578 for the same period 2006. The Corporation’s effective tax rate was 17.3% for the second quarter 2007 as compared to 26.1% for the same period 2006. Income tax expense of $675 and $1,095 was recognized for the six month period ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 23.7% and 26.1%, respectively. The decrease in the effective rate is due to the sale of securities in April 2007 that resulted in a taxable loss. This taxable loss reduced taxable income without having the same effect on net income, the result of which is the lower tax expense and effective tax rate. New market tax credit being generated by North Coast Community Development continues to contribute to the lower effective tax rate.
Balance Sheet Analysis
     Overview
The Corporation’s assets at June 30, 2007 were $1,002,965. Achievement of the $1 billion benchmark represented a milestone in the Corporation’s history. The acquisition of Morgan Bancorp, Inc. and its wholly owned subsidiary, Morgan Bank, NA contributed $135,640 in assets as of the acquisition date.
The purchase price of the Morgan Bank acquisition included the issuance of 851,990 shares of LNB Bancorp, Inc. common stock in exchange for shares of Morgan Bancorp common stock. The closing market price of the Corporation’s common stock on the date of acquisition was $14.23 per common share. Cash payments were made in the amount of $12,123. Also included in the purchase price were payments in settlement of outstanding stock options of $2,224 and acquisition expenses of $1,393. This purchase price was allocated among the assets and liabilities of Morgan Bancorp, Inc., at fair market value resulting in core deposit intangibles of $1,367 and goodwill of $19,328.
In order to fund the acquisition of the Morgan Bank acquisition, LNB Bancorp, Inc. completed a private offering of trust preferred securities on May 9, 2007, generating $20,000 in cash. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.

     Securities
The composition of the Corporation’s securities portfolio at June 30, 2007 and December 31, 2006 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 33.39% U.S. Government agencies, 38.97% U.S. agency mortgage backed securities, 17.16% trading securities, 7.91% municipal securities, and 1.89% Federal Home Loan Bank stock. Other securities represent less than 1% of the portfolio and consist of Federal Reserve Bank stock and other miscellaneous equity investments. At June 30, 2007 the available for sale securities had a net temporary unrealized loss of $2,303, representing 1.49% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value of June 30, 2007 were $31,581, and included $1 in unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$117,420	$105,633
One to four family residential	209,030	190,884
Multi-family residential	22,188	21,754
Non-farm non-residential properties	217,966	195,547
Commercial and industrial loans	50,954	40,820
Personal loans to individuals:
Auto and installment	110,062	65,780
All other loans	8,034	7,915

Total loans	735,654	628,333
Allowance for loan losses	(8,115)	(7,300)

Net loans	$727,539	$621,033

Total loans at June 30, 2007 were $735,654. This is an increase of $107,321, or 17.1% over December 31, 2006. Morgan Bank contributed approximately $93,189 at fair market value on the acquisition date of May 10, 2007. At June 30, 2007, commercial loans represented 56.4% of total loans. There were no commercial loans held for sale at June 30, 2007. Consumer loans, consisting of installment loans and home equity loans, comprised 29.1% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. There was $4,516 in consumer loans held for sale as of June 30, 2007 consisting of high quality car loans. These loans are generally sold within two weeks of closing. All loans held for sale at June 30, 2007 have been sold. The Corporation retains the servicing rights on these loans. The Corporation previously purchased these loans from Morgan Bank. These loans were $43,019 at December 31, 2006, and are now included with consumer loans as of June 30, 2007.

Real estate mortgages comprise 13.7% of total portfolio loans. At June 30, 2007 these loans had increased $1,555, or 1.6% as compared to December 31, 2006. At June 30, 2007, mortgage loans held for sale to the secondary market at fair market value were $1,830.
     Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Six Months Ended June 30,
	2007			2006
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Noninterest bearing demand	$82,356	11.02%	0.00%	$85,533	12.78%	0.00%
Interest-bearing demand	93,708	12.54%	1.07%	82,122	12.27%	0.63%
Savings deposits	79,445	10.64%	0.44%	89,969	13.45%	0.35%
Money market accounts	121,233	16.23%	3.83%	102,097	15.26%	2.99%
Consumer time deposits	255,387	34.19%	4.79%	207,460	31.01%	3.83%
Brokered time deposits	47,499	6.36%	4.96%	47,850	7.15%	4.02%
Public time deposits	67,385	9.02%	5.25%	54,035	8.08%	4.84%

Total Deposits	$747,013	100.00%	3.24%	$669,066	100.00%	2.45%

Total deposits at June 30, 2007 were $822,901, an increase of $105,640, or 14.7% over December 31, 2006. Of the $101,829 in deposits contributed by Morgan Bank at fair market value on the acquisition date of May 10, 2007, time deposits represented 33.3%, while money market and interest-bearing checking accounts were 25.9% and 21.2%, respectively. There has been a migration from demand and other noninterest-bearing accounts as well as savings accounts to money market and time deposits during the first six months of 2007. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2007, the Corporation had $21,285 of short-term borrowings. There were no federal funds purchased at June 30, 2007; and repurchase agreements increased $622 over December 31, 2006. Long-term borrowings for the Corporation, consist of Federal Home Loan Bank advances of $49,206 and junior subordinated debentures of $20,320. Federal Home Loan Bank advances were $35,086 at December 31, 2006. Maturities of long-term Federal Home Loan Bank advances are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10Q. These securities generated

$20,000 in cash to fund the Morgan Bank acquisition. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% and the other of which pays dividends at LIBOR plus 1.48%.
     Regulatory Capital
The Corporation continues to maintain a strong capital position. Total shareholders’ equity was $79,524 at June 30, 2007. This is an increase of 15.8% over December 31, 2006. Shareholders equity was increased by the issuance of 851,990 shares of the Corporations’s common stock in connection with the Morgan Bank acquisition on May 10, 2007 at the closing market price on that date of $14.23 per share. Net income also increased total shareholders’ equity by $636 and $2,171 for the three and six months ended June 30, 2007, respectively, as well as a $23 increase for share-based payment arrangements, net of tax. The factors decreasing total shareholders’ equity in the first half of 2007 were cash dividends payable to shareholders of $2,470, and a $1,021 decrease in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities as interest rates have increased. The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2007, at a cost of $6,092.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At June 30, 2007 and December 31, 2006, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of June 30, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK ELEMENTS
Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures, for a financial services company, are credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Operational risk involves fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls. Interest rate risk includes changes in interest rates affecting net interest income. Market risk includes the risk that a financial institution’s earnings and capital or its ability to meet its business objectives will be adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available for sale securities, credit spreads, and commodity prices. The inability to fund obligations due to investors, borrowers, or depositors is liquidity risk. For the Corporation, the dominant risks are market risk and credit risk.

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
     Nonperforming Assets, Delinquency and Potential Problem Loans
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
Nonperforming loans at June 30, 2007 were $13,259 as compared to $16,675 at March 31, 2007 and $12,812 at December 31, 2006. Of this June 30, 2007 total, commercial loans were $10,373 as compared to $13,516 at March 31, 2007 and $10,322 at December 31, 2006. During the quarter two large credits were refinanced with another financial institution, and four condominiums were transferred to other real estate, but two loans of a similar nature were downgraded from special mention to substandard and nonperforming. All nonperforming loans are being activity managed. These loans continue to be primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At June 30, 2007, specific reserves on these loans totaled $1,055 as compared to $1,115 specifically reserved at December 31, 2006.
Management also monitors delinquency and potential problem loans. Bank-wide delinquency at June 30, 2007 was 2.22% of total loans as compared to 3.39% and 2.40% at March 31, 2007 and December 31, 2006. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At June 30, 2007, potential problem loans were $19,341 as compared to $22,103 at December 31, 2006.
Other foreclosed assets of $2,132 as of June 30, 2007 as compared to $1,289 at December 31, 2006. This increase was primarily due to the transfer of four condominiums units from nonperforming commercial loans to other real estate. The $2,132 is comprised of $591 1-4 family residential properties and $1,541 nonfarm nonresidential properties. This compares to $439 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2006.

Table 8 sets forth nonperforming assets for the period ended June 30, 2007 and December 31, 2006.
Table 8: Nonperforming Assets

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$10,373	$10,322
Real estate mortgage	2,472	2,165
Home equity lines of credit	313	168
Purchased installment	—	—
Installment loans	101	157

Total nonperforming loans	13,259	12,812
Other foreclosed assets	2,132	1,289

Total nonperforming assets	$15,391	$14,101

Nonperforming loans to total loans	1.82%	2.04%
Nonperforming assets to total assets	1.32%	1.51%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2007 and 2006.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$7,258	$6,568	$7,300	$6,622
Charge-offs:
Commercial	(939)	(122)	(1,198)	(209)
Real estate mortgage	(76)	—	(175)	(41)
Home equity lines of credit	(56)	—	(56)	(25)
Purchased installment	(17)	(25)	(17)	(51)
Installment	(42)	(73)	(125)	(138)
DDA overdrafts	(48)	(45)	(107)	(96)

Total charge-offs	(1,178)	(265)	(1,678)	(560)

Recoveries:
Commercial	6	56	34	56
Real estate mortgage	2	1	2	2
Home equity lines of credit	25	—	25	—
Purchased installment	—	—	—	—
Installment	37	18	67	50
DDA overdrafts	14	25	31	83

Total Recoveries	84	100	159	191

Net Charge-offs	(1,094)	(165)	(1,519)	(369)

Allowance from merger	1,098		1,098	—
Provision for loan losses	853	165	1,236	315

Balance at end of period	$8,115	$6,568	$8,115	$6,568

The allowance for loan losses at June 30, 2007 was $8,115 or 1.11% of outstanding loans, compared to $6,568 or 1.10% of outstanding loans at June 30, 2006. The allowance for loan losses was 61.20% and 105.10% of nonperforming loans at June 30, 2007 and 2006, respectively.
Net charge-offs for the three months ended June 30, 2007 were $1,094, as compared to $165 for the three months ended June 30, 2006. Net charge-offs for the six months ended June 30, 2007 were $1,519, as compared to $369 for the six months ended June 30, 2006. Annualized net charge-offs as a percent of average loans for the second quarter and first six months of 2007 were .64% and .47% respectively, as compared to .11% and .13% respectively, for the same periods in 2006. The commercial loan charge-offs in the second quarter of 2007 were all related to long-term problem credits.
The provision charged to expense was $853 for the three months ended June 30, 2007 and $165 for the same period 2006. The provision for loan losses for the three and six month periods ended June 30, 2007 was, in the opinion of management, adequate when balancing the charge-off levels, with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at June 30, 2007. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2007, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $216, or .56%, and in a -200 basis point shock, net interest income would decrease $319, or .82%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. June 30, 2007, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 16.63% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 15.94%.
ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2007 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
In addition to these specific responses to the control deficiencies, the Corporation contracted with an independent third party to assess the completeness of the commercial loan documentation supporting the current grade classifications of most commercial relationships greater than $500,000. This represents approximately 70 percent of the commercial loan portfolio balances. A report of comments and conclusions has been furnished to Management for further review and assessment, and an action plan regarding the findings is being formulated and implemented.
Other than as noted above in this Item 4, no change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended June 30, 2007. As of June 30, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Corporation’s Annual Meeting of the Shareholders held on April 17, 2007, the shareholders of the Corporation elected three director nominees to serve as members of Class III of the Board of Directors for a term of three (3) years which expires in 2010 in accordance with Article IV, Section 1 of the Regulations:

			% of
			Total Shares Voted
Election of Directors	For	Withheld	For
Daniel P. Batista	4,632,610	270,956	94.48%
Eugene M. Sofranko	4,573,380	330,186	93.27%
Donald F. Zwilling, CPA	4,689,425	214,141	95.64%
Terry D. Goode, James R. Herrick, Kevin C. Martin, Benjamin G. Norton, John W. Schaeffer, M.D., Robert M. Campana, Lee C. Howley, James F. Kidd, Daniel E. Klimas, Jeffrey F. Riddell and J. Martin Erbaugh are directors with continuing terms.
At the Corporation’s Annual Meeting of the Shareholders held on April 17, 2007, the shareholders of the Corporation approved An Amendment of the Corporation’s Code of Regulations that would allow the Corporation to issue shares without issuing physical (paper) certificates to evidence those shares. The vote on the amendment to the Corporation’s Code of Regulations included 3,645,092 shares voted for the proposal, or 95.49% of the total shares present at the meeting, 105,011 shares voted against the proposal, or 1.62% of the total shares present at the meeting, 668 shares abstained from voting on the proposal, and there were 1,086,617 broker non-votes.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: August 9, 2007	/s/ Sharon L. Churchill Sharon L. Churchill Chief Financial Officer
(Duly Authorized Officer, and Principal
Financial Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 of Regulation S-K

Exhibit
4.1	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037.

4.2	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037.

4.3	Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007.

4.4	Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007.

10.1	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I.

10.2	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II.
31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.