Form 10-Q
period 2007-09-30
LNB BANCORP INC
filed 2007-11-09
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on November 8, 2007 was 7,295,663.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Income (unaudited) For the three and nine months ended September 30, 2007 and September 30, 2006

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the nine months ended September 30, 2007 and September 30, 2006

Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2007 and September 30, 2006

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Part II — Other Information

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits.
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks	$23,887	$29,122
Federal funds sold and short-term investments	500	—
Securities:
Trading securities	32,000	—
Available for sale, at fair value	167,524	155,810
Federal Home Loan Bank and Federal Reserve Stock	4,537	3,248

Total securities	204,061	159,058

Loans:
Loans held for sale	2,703	—
Portfolio loans	728,624	628,333
Allowance for loan losses	(7,951)	(7,300)

Net loans	723,376	621,033

Bank premises and equipment, net	13,647	12,599
Other real estate owned	3,053	1,289
Bank owned life insurance	15,286	14,755
Goodwill and intangible assets, net	23,492	3,157
Accrued interest receivable	4,279	3,939
Other assets	7,616	6,146

Total Assets	$1,019,197	$851,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand and other noninterest-bearing	$87,218	$91,216
Savings, money market and interest-bearing demand	360,107	278,401
Certificates of deposit	386,998	347,644

Total deposits	834,323	717,261

Short-term borrowings	28,039	22,163
Federal Home Loan Bank advances	45,206	35,086
Junior subordinated debentures	20,620	—
Accrued interest payable	4,190	3,698
Accrued taxes, expenses and other liabilities	5,479	4,193

Total Liabilities	937,857	782,401

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at September 30, 2007 and 6,771,867 at December 31, 2006	7,624	6,772
Additional paid-in capital	37,691	26,382
Retained earnings	42,597	43,728
Accumulated other comprehensive loss	(480)	(2,093)
Treasury shares at cost, 328,194 shares at September 30, 2007 and December 31, 2006	(6,092)	(6,092)

Total Shareholders’ Equity	81,340	68,697

Total Liabilities and Shareholders’ Equity	$1,019,197	$851,098

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$13,437	$11,164	$36,610	$31,690
Securities:
U.S. Government agencies and corporations	2,148	1,488	5,310	4,249
State and political subdivisions	157	124	443	330
Other debt and equity securities	78	49	204	150
Federal funds sold and short-term investments	51	10	338	73

Total interest income	15,871	12,835	42,905	36,492

Interest Expense
Deposits:
Certificates of deposit, $100 and over	2,278	1,864	6,576	4,818
Other deposits	4,427	2,913	11,860	8,073
Federal Home Loan Bank advances	635	492	1,235	1,227
Short-term borrowings	347	246	812	655
Other interest expense	356	—	567	—

Total interest expense	8,043	5,515	21,050	14,773

Net Interest Income	7,828	7,320	21,855	21,719
Provision for Loan Losses	441	600	1,677	915

Net interest income after provision for loan losses	7,387	6,720	20,178	20,804

Noninterest Income
Investment and trust services	547	482	1,593	1,537
Deposit service charges	1,239	1,224	3,457	3,334
Other service charges and fees	605	504	1,706	1,444
Income from bank owned life insurance	182	187	531	474
Other income	128	56	273	160

Total fees and other income	2,701	2,453	7,560	6,949
Securities gains, net	2	—	261	—
Gains on sale of loans	277	—	546	—
Gains (losses) on sale of other assets, net	24	—	59	2

Total noninterest income	3,004	2,453	8,426	6,951

Noninterest Expense
Salaries and employee benefits	4,104	3,770	11,862	10,986
Furniture and equipment	952	737	2,566	2,227
Net occupancy	593	484	1,683	1,413
Outside services	488	406	1,317	1,260
Marketing and public relations	321	311	936	1,069
Supplies, postage and freight	353	311	986	912
Telecommunications	232	207	623	577
Ohio Franchise tax	188	207	604	636
Other real estate owned	58	28	305	59
Electronic banking expenses	150	160	593	466
Other charge-offs and losses	192	131	387	291
Loan and collection expense	236	212	644	620
Other expense	467	315	1,195	1,163

Total noninterest expense	8,334	7,279	23,701	21,679

Income before income tax expense	2,057	1,894	4,903	6,076
Income tax expense	384	475	1,059	1,570

Net Income	$1,673	$1,419	$3,844	$4,506

Net Income Per Common Share
Basic	$0.23	$0.22	$0.56	$0.70
Diluted	0.23	0.22	0.56	0.70
Dividends declared	0.18	0.18	0.54	0.54
Average Common Shares Outstanding
Basic	7,295,663	6,450,086	6,889,953	6,468,032
Diluted	7,295,663	6,450,235	6,889,953	6,468,291
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2006	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			4,506			4,506
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment of $119 for gains on sale of securities, net of tax				551		551

Total comprehensive income						5,057
Share-based compensation income		36				36
Purchase of 42,500 shares of Treasury Stock					(1,443)	(1,443)
Common dividends declared, $.36 per share			(3,485)			(3,485)

Balance, September 30, 2006	$6,772	$26,370	$43,966	$(2,445)	$(6,092)	$68,571

Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			(1,192) 1,192			—
Comprehensive income:
Net Income			3,844			3,844
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				421		421

Total comprehensive income						4,265
Share-based compensation income		37				37
Issuance of 851,990 shares of common stock	852	11,272			—	12,124
Common dividends declared, $.54 per share			(3,783)			(3,783)

Balance, September 30, 2007	$7,624	$37,691	$42,597	$(480)	$(6,092)	$81,340

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Operating Activities
Net income	$3,844	$4,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,677	915
Depreciation and amortization	1,292	1,227
Amortization of premiums and discounts	(28)	232
Amortization of intangibles	208	120
Amortization of deferred loan fees	297	279
Federal deferred income tax expense (benefit)	582	121
Net gain from loan sales	(546)	—
Securities gains, net	(261)	—
Share-based compensation expense, net of tax	37	36
Net loss on sale of other assets	(59)	—
Net increase in accrued interest receivable and other assets	(5,976)	(2,886)
Net decrease in accrued interest payable, taxes and other liabilities	1,715	141

Net cash provided by operating activities	2,782	4,691

Investing Activities
Purchase of available-for-sale securities	(94,174)	(29,005)
Proceeds from maturities of available-for-sale securities	35,428	20,989
Purchase of trading securities	(31,582)	—
Proceeds from sale of trading securities	47,632	—
Purchase of Federal Home Loan Bank Stock	(495)	(129)
Redemption of Federal Home Loan Bank Stock	—	570
Purchase of Federal Reserve Bank Stock	(794)	—
Acquisition, net of cash and cash equivalents acquired	(4,912)	—
Net increase in loans made to customers	(79,912)	(22,022)
Proceeds from the sale of other real estate owned	561	1,097
Purchase of bank premises and equipment	(1,735)	(1,979)

Net cash used in investing activities	(129,983)	(30,479)

Financing Activities
Net decrease in demand and other noninterest-bearing	(13,345)	(7,459)
Net increase in savings, money market and interest-bearing demand	26,443	12,302
Net increase in certificates of deposit	2,095	43,430
Net increase (decrease) in short-term borrowings	4,156	(14,641)
Proceeds from loan sales	68,160	—
Proceeds from Federal Home Loan Bank advances	213,450	91,000
Repayment of Federal Home Loan Bank advances	(207,454)	(94,808)
Proceeds from issuance of junior subordinated debentures	20,620	—
Issuance of stock in acquisition	12,124	—
Purchase of treasury stock	—	(1,443)
Dividends paid	(3,783)	(3,485)

Net cash provided by financing activities	122,466	24,896

Net decrease in cash and cash equivalents	(4,735)	(892)
Cash and cash equivalents, January 1	29,122	23,923

Cash and cash equivalents, September 30	$24,387	$23,031

Supplemental cash flow information
Interest paid	$20,558	$14,825
Income taxes paid	1,968	2,768
Transfer of loans to other real estate owned	2,372	2,395
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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of September 30, 2007 and did not hold any trading securities as of December 31, 2006. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2007 and December 31, 2006, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Income Taxes
The Corporation and its wholly-owned subsidiary file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.
     Comprehensive Income
The Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders’ equity.
     Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. One award was outstanding under the plan at September 30, 2007; however, the Corporation did have stock option agreements outside of the 2006 Stock

Incentive Plan at September 30, 2007 and December 31, 2006 with two individuals. The Corporation also issued Stock Appreciation Rights (SAR’s) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	7,295,663	6,450,086	6,889,953	6,468,032
Dilutive effect of incentive stock options	—	149	—	259

Weighted average shares outstanding used in Diluted Earnings Per Share	7,295,663	6,450,235	6,889,953	6,468,291

Net Income	$1,673	$1,419	$3,844	$4,506

Basic Earnings Per Share	$0.23	$0.22	$0.56	$0.70

Diluted Earnings Per Share	$0.23	$0.22	$0.56	$0.70

The dilutive effect of incentive stock options for the three months and nine months ended September 30, 2006 was 149 and 259, respectively. All outstanding options were anti-dilutive for the three months and nine months ended September 30, 2007.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance on September 30, 2007 was $500 and $12,692 on December 31, 2006.
(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,632. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $54 in the period since acquisition to September 30, 2007.
The estimated fair values of significant assets purchased and liabilities assumed related to the acquisition of Morgan Bank, NA were as follows:

(Dollars in thousands)
Cash	$20,652
Loans, net of reserve for loan losses	92,019
Bank premises and equipment, net	731
Acquisition Intangibles	19,999
Deposits	101,870
Short Term Borrowings	1,720
FHLB Borrowings	4,124
The consolidated statements of income reflect the operating results of the Morgan Bank division since the effective date of the acquisition. The following table presents pro forma information for the nine months ended September 30, 2007 as if the acquisition of Morgan Bancorp, Inc. had occurred at the beginning of 2007. The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates.
Consolidated Pro forma Statement of Income (unaudited)

Nine Months Ended September 30, 2007
(Dollars in thousands except per share amounts)
Total interest income	$45,478
Total interest expense	22,508

Net Interest Income	22,970
Provision for Loan Losses	1,992

Net interest income after provision for loan losses	20,978
Noninterest Income	8,566
Noninterest Expense	26,990

Income before income tax expense	2,554
Income tax expense	370

Net Income	$2,184

Net Income Per Common Share
Basic	$0.32
Diluted	$0.32
The loss recorded on the Morgan Bancorp, Inc. statement of income for the period ended May 10, 2007 primarily consisted of the loss on sale of securities of $739, and other employee expenses not previously accrued.
The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles were fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan acquisition, follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Core deposit intangibles	$2,655	$1,288
Less: accumulated amortization	1,341	1,209

Carrying value of core deposit intangibles	$1,314	$79

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill existing prior to the Morgan acquisition was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.
The following intangible assets are included in the accompanying consolidated financial statements and are summarized as follows at September 30, 2007 and December 31, 2006 net of accumulated amortization:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Goodwill	$21,459	$2,827
Loan servicing rights	719	251
Core deposit intangibles	1,314	79

Total goodwill and intangible assets	$23,492	$3,157

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2007 and December 31, 2006 follows:

		At September 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$152,031	$493	$(637)	$151,887
State and political subdivisions	15,266	217	(68)	15,415
Equity and other securities	222	—	—	222
Federal Home Loan Bank and Federal Reserve Bank stock	4,537	—	—	4,537

Total Securities	$172,056	$710	$(705)	$172,061

		At December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$146,632	$25	$(2,736)	$143,921
State and political subdivisions	11,494	308	(35)	11,767
Equity securities	52	70	—	122
Federal Home Loan Bank and Federal Reserve Bank stock	3,248	—	—	3,248

Total Securities	$161,426	$403	$(2,771)	$159,058

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher, in which case impairment may not be due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At September 30, 2007, the total unrealized losses of $705 on available for sale securities were temporary in nature due to the current level of interest rates.
The cost, gross unrealized gains and losses and fair values of trading securities at September 30, 2007 follows:

At September 30, 2007
		Aggregate Unrealized Gains	Aggregate Unrealized Losses
		recorded to income for the	recorded to income for the
		quarter ended	quarter ended	Fair
	Cost	September 30, 2007	September 30, 2007	Value
(Dollars in thousands)
Trading Securities	$32,000	$—	$—	$32,000

(6) Loans and Allowance for Loan Losses
     Loan balances at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans Held for Sale, at lower of cost or fair value:
Real estate mortgage loans held for sale	$319	$—
Installment loans held for sale	2,384	—

Total Loans Held for Sale	$2,703	$—

Portfolio Loans:
Commercial	$407,415	$374,055
Real estate mortgage	101,916	99,182
Home equity lines of credit	78,611	70,028
Installment	140,682	85,068

Total Portfolio Loans	728,624	628,333
Allowance for loan losses	(7,951)	(7,300)

Net Loans	$720,673	$621,033

Activity in the allowance for loan losses for the nine-month periods ended September 30, 2007 and September 30, 2006 is summarized as follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Balance at the beginning of period	$7,300	$6,622
Provision for loan losses	1,677	915
Allowance from merger	1,098
Loans charged-off	(2,520)	(1,613)
Recoveries on loans previously charged-off	396	380

Balance at end of period	$7,951	$6,304

Nonaccrual loans at September 30, 2007 were $10,942, as compared to $12,812 at December 31, 2006, and $7,023 at September 30, 2006.
(7) Stock Options and Stock Appreciation Rights
At September 30, 2007 and December 31, 2006, the Corporation had nonqualified stock option agreements with two executives granted in 2005, 2006 and 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’s) to 8 employees. The expense recorded as of September 30, 2007 was $4 for SAR’s and $56 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of September 30, 2007 follows:

	Year Issued
	2005	2005	2006	2007	2007	2006
Type	Option	Option	Option	Option	Option	SAR's
Number of Options	2,500	30,000	30,000	30,000	20,000	30,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$19.00
Number of Options Vested	2,500	20,000	10,000	—	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	4.26%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.87%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.84%
Expected Life — years	6	7	7	7	6	5.43
A summary of the status of stock options at September 30, 2007, and changes during the nine months then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Options outstanding, December 31, 2006	62,500	$19.03
Granted	50,000	15.74
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, September 30, 2007	112,500	$17.57

Options vested and exercisable, September 30, 2007	32,500	$18.94

(8) Deposits
Deposit balances at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Demand and other noninterest-bearing	$87,218	$91,216
Interest checking	114,618	88,541
Savings	80,900	80,086
Money market accounts	131,450	109,774
Consumer time deposits	320,043	225,947
Public time deposits	72,473	56,604
Brokered time deposits	27,621	65,093

Total deposits	$834,323	$717,261

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $169,654 and $166,165 at September 30, 2007 and December 31, 2006, respectively. Brokered time deposits totaling $27,621 and $65,093 at September 30, 2007 and December 31, 2006, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of September 30, 2007 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
		(Dollars in thousands)
Consumer time deposits	$277,470	$38,647	$3,926	$—	$320,043
Public time deposits	67,900	4,573	—	—	72,473
Brokered time deposits	25,131	2,490	—	—	27,621

Total time deposits	$370,501	$45,710	$3,926	$—	$420,137

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2007, the Bank had pledged approximately $6,671 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $5,670. No amounts were outstanding at September 30, 2007 or December 31, 2006.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Securities sold under agreements to repurchase	$28,039	$20,663
Federal funds purchased	—	1,500

Total short-term borrowings	$28,039	$22,163

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $45,206 and $35,086 at September30, 2007 and December 31, 2006 respectively. All advances are bullet maturities with no call features. At September 30, 2007, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $105,631, $35,491 and $0 respectively. The maximum borrowing capacity of the Bank at September 30, 2007 was $76,501 with unused collateral borrowing capacity of $31,224. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There was a balance of $16,000 under the CMA at September 30, 2007.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advance - 2.95%, due January 30, 2007	$—	$10,000
FHLB advance - variable, due November 2, 2007	11,000
FHLB advance - variable, due November 21, 2007	5,000
FHLB advance - 3.55%, due November 21, 2007	5,000	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 4.47%, due April 11, 2008	350	—
FHLB advance - 4.99% due November 28, 2008	5,000	$5,000
FHLB advance - 5.07%, due December 12, 2008	500	—
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	350	—
FHLB advance - 5.00%, due December 14, 2009	500	$—
FHLB advance - 3.55%, due January 1, 2014	77	86
FHLB advance - 4.76%, due July 6, 2015	2,500	$—
Valuation adjustments on FHLB advances	(71)	—

Total FHLB advances	$45,206	$35,086

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At September 30, 2007, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2007 were 7.1743% and 6.64% for Trust I and Trust II, respectively.
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
A summary of the contractual amount of commitments at September 30, 2007 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$121,995
Home equity lines of credit	74,307
Standby letters of credit	6,979

Total	$203,281

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
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2007. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.

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
The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
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
     FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R
In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
FASB Statement No. 156, Accounting for Servicing of Financial Assets, an Amendment of FAS 140.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 156”). SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights either under the amortization method previously required under FAS 140 or at fair value. The provision of SFAS 156 is effective January 1, 2007. The Corporation has elected the amortization method. The adoption of SFAS 156 did not have a material effect on our consolidated balance sheet, results of operations or cash flows.
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
Summary of Earnings (Dollars in thousands except per share data)
Net income was $1,673 for the third quarter of 2007 and $3,844 for the nine months ended September 30, 2007. Earnings per diluted share for the third quarter of 2007 was $.23. Earnings per diluted share for the first nine months of the year were $.56. This compares to $1,419 or $.22 per diluted share for the third quarter of 2006 and $4,506, or $.70 per diluted share for the nine months ended September 30, 2006. Third quarter net interest income totaled $7,828, compared to $7,320 for the third quarter of 2006. In a year-to-date comparison, the first nine months of 2007 produced net interest income of $21,855; the first nine months of 2006 produced net interest income of $21,719. The net interest margin was 3.31% for the third quarter of 2007, down 47 basis points from 3.78% for the third quarter of 2006. The net interest margin for the first nine months of 2007 was 3.39% compared to 3.83% for the first nine months of 2006. During the fourth quarter of 2006 and continuing into the first quarter of 2007, asset quality issues negatively impacted the Corporation’s overall performance. While credit quality remains a factor in the decreased earnings on an annual basis, nonperforming loans decreased during the second and third quarters of 2007. Noninterest income was $3,004 for the third quarter of 2007, an increase of $551 or 22.46%, compared to the third quarter of 2006. The increase was largely from net gains recorded of the sale of indirect and mortgage loans to the secondary market. The Corporation retains the servicing rights for these loans. The sale of high quality indirect loans was a primary activity of Morgan Bank, and is being continued by the Corporation. Service charges on deposit accounts and ATM charges increased $116 during the third quarter of 2007 in comparison to the same period last year. On a year-to-date basis, these charges and fees increased $385, or 8.06%, over the first nine months of 2006. Noninterest expense was $8,334 for the third quarter of 2007 as compared to $7,279 for the third quarter of 2006.
The Morgan Bank acquisition was a continuation of the Corporation’s strategy to strengthen its commitment for better customer service and visibility by expanding its market presence in Lorain County, Cuyahoga County and, with the completion of the acquisition, Summit County. Full service offices were opened at North Ridgeville during 2006 as well as Chestnut Commons in Elyria, Ohio in January 2007. In addition, in June 2006, a Cuyahoga County loan production office was opened. During the first quarter of 2007, the Westlake, Ohio loan production office was relocated to Avon Pointe plaza in the Avon, Ohio area. Both the Cuyahoga County and Avon offices are staffed with commercial banking and treasury management professionals. While making these significant investments for the future, the Corporation has had success in limiting related increases in overhead expense. The $1,055 increase in noninterest expense during the third quarter of 2007 includes operating costs associated with these new service and facility additions, as well as increases in legal and other carrying costs associated with non-performing assets.
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 72.17% of the revenues for the nine months ended September 30, 2007. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.35% of the revenues for the three months ended September 30, 2007. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006
Net interest income, before provision for loan losses, was $7,828 for the third quarter 2007 as compared to $7,320 during the same quarter 2006. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the third quarter 2007 and 2006 was $7,927 and $7,405, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.35% for the three months ended September 30, 2007 compared to 3.83% for the three months ended September 30, 2006.
Average earning assets for the third quarter of 2007 were $937,937. This was an increase of $170,168 or 22.16% over the same quarter last year. The yield on average earning assets was 6.76% in the third quarter of 2007 as compared to 6.68% for the same period last year. The yield on average portfolio loans during the third quarter of 2007 was 7.24%. This was 12 basis points lower than that of the third quarter of 2006 at 7.36%. Interest income from securities was $2,504 (FTE) for the three months ended September 30, 2007. This compares to $1,726 during the third quarter of 2006. The yield on average securities was 4.97% and 4.16% for these periods, respectively. The cost of interest-bearing liabilities was 3.79% during the third quarter as compared to 3.27% during the same period of 2006 The average cost of trust preferred securities was 6.80%. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.
     Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006
Net interest income, before provision for loan losses, for the first nine months of 2007 was $21,855 as compared to $21,719 for the same period in 2006. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first nine months of 2007 and 2006 was $22,137 and $21,899, respectively. The net interest margin was 3.43% for the nine months ended September 30, 2007 compared to 3.86% for the nine months ended September 30, 2006.

The yield on average earning assets was 6.69% for the nine months of 2007 as compared to 6.47% for the same period last year. The yield on earning assets was up 22 basis points, and the yield on average portfolio loans was up 5 basis points for the nine months of 2007. The yield on the loan portfolio was 7.19% for the first nine months of 2007 compared to 7.14% for the same period 2006. During the first nine months of the year, the Corporation continued to experience competitive pressure on new and renewing loans and a flat yield curve. The flat yield curve materially impacted the pricing and repricing of intermediate term installment and commercial loans. The cost of interest-bearing liabilities was 3.68% in the first nine months of 2007 as compared to 3.02% for the same period 2006. Higher rates impacted the cost of all components of interest-bearing liabilities. Compounding this was a shift of existing noninterest-bearing demand and interest-bearing demand deposits to money market accounts, consumer time deposits and the Corporation’s commercial sweep repurchase accounts. Further impacting this was competition in the market. Historically, there has been some lag in deposit rate adjustments as interest rates rise.
Average earning assets increased $104,381, or 13.8%, to $862,483 for the first nine months of 2007 as compared to $758,102 for the first nine months of 2006. Overall, average portfolio loans increased $88,472, or 14.89%, over the same period 2006. The Morgan Bank acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in portfolio loans, primarily indirect auto loans of $52,305, and commercial loans of $26,146.
Average interest-bearing liabilities increased $108,922, or 16.63%, to $763,745 for the first nine months of 2007 as compared to $654,823 for the first nine months of 2006. Average deposits attributable to the Morgan Bank market since acquisition in the second quarter of 2007 were $102,470 at a cost of 3.48%. Eliminating the effect of average deposits associated with Morgan Bank, average interest-bearing demand and savings deposits during the first nine months of 2007 decreased approximately $20,268, or 11.79%, from the same period last year. Historically, these have been a source of low-cost funds for the Corporation. These funds have migrated to consumer time deposits, which have increased $64,206 over the same period last year. The Morgan Bank market contributed $36,869 in average time deposits since acquisition. During the second quarter of 2007, the Corporation completed two private offerings of trust preferred securities, generating $20,000 in cash to fund the Morgan Bank acquisition which also affected the cost of interest-bearing liabilities. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%. The average cost of these funds was 6.81%.
Table 1 displays the components of net interest income for the three and nine months ended September 30, 2007 and 2006. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
     Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended September 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$181,369	$2,226	4.87%	$152,385	$1,537	4.00%
State and political subdivisions	14,757	227	6.10%	11,425	179	6.22%
Federal funds sold and short-term investments	3,958	51	5.11%	773	10	5.13%
Commercial loans	411,647	7,939	7.65%	372,428	7,354	7.83%
Real estate mortgage loans	102,556	1,581	6.12%	82,596	1,288	6.19%
Home equity lines of credit	77,885	1,514	7.71%	66,211	1,329	7.96%
Purchased installment loans	33,048	408	4.90%	40,962	482	4.67%
Installment loans	112,717	2,024	7.12%	40,989	741	7.17%

Total Earning Assets	$937,937	$15,970	6.76%	$767,769	$12,920	6.68%

Allowance for loan loss	(8,071)			(6,343)
Cash and due from banks	20,479			22,518
Bank owned life insurance	15,203			14,382
Other assets	54,210			27,489

Total Assets	$1,019,758			$825,815

Liabilities and Shareholders’ Equity
Interest-bearing demand	$113,358	$355	1.24%	$86,973	$183	0.84%
Savings deposits	82,189	156	0.75%	84,552	71	0.33%
Money market accounts	135,870	1,269	3.71%	106,692	913	3.40%
Consumer time deposits	308,371	3,682	4.74%	212,138	2,248	4.20%
Brokered time deposits	23,725	319	5.33%	53,015	619	4.63%
Public time deposits	70,672	924	5.19%	55,884	742	5.27%
Short-term borrowings	32,142	347	4.28%	21,312	247	4.60%
FHLB advances	54,928	635	4.59%	48,023	492	4.06%
Trust preferred	20,697	355	6.80%	—	—	0.00%
Other	—	1	0.00%	—	—	0.00%

Total Interest-Bearing Liabilities	$841,952	$8,043	3.79%	$668,589	$5,515	3.27%

Noninterest-bearing deposits	86,393			82,527
Other liabilities	9,449			6,391
Shareholders’ Equity	81,964			68,308

Total Liabilities and Shareholders’ Equity	$1,019,758			$825,815

Net interest Income (FTE)		$7,927	3.35%		$7,405	3.83%
Taxable Equivalent Adjustment		(99)	-0.04%		(85)	-0.04%

Net Interest Income Per Financial Statements		$7,828			$7,320

Net Yield on Earning Assets			3.31%			3.78%

	Nine Months Ended September 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$155,646	$5,514	4.74%	$151,548	$4,399	3.88%
State and political subdivisions	13,905	640	6.15%	10,115	477	6.30%
Federal funds sold and short-term investments	10,235	338	4.42%	2,214	73	4.41%
Commercial loans	393,892	22,123	7.51%	367,958	20,880	7.59%
Real estate mortgage loans	99,577	4,572	6.14%	80,786	3,722	6.16%
Home equity lines of credit	74,178	4,323	7.79%	66,063	3,661	7.41%
Purchased installment loans	37,077	1,295	4.67%	39,913	1,352	4.53%
Installment loans	77,973	4,382	7.51%	39,505	2,108	7.13%

Total Earning Assets	$862,483	$43,187	6.69%	$758,102	$36,672	6.47%

Allowance for loan loss	(7,748)			(6,514)
Cash and due from banks	21,479			22,520
Bank owned life insurance	15,023			14,229
Other assets	41,306			25,510

Total Assets	$932,543			$813,847

Liabilities and Shareholders’ Equity
Interest-bearing demand	$100,330	$840	1.12%	$83,757	$440	0.70%
Savings deposits	80,370	325	0.54%	88,144	226	0.34%
Money market accounts	126,166	3,477	3.68%	103,646	2,430	3.13%
Consumer time deposits	273,243	9,573	4.68%	209,037	6,182	3.95%
Brokered time deposits	39,487	1,531	5.18%	49,591	1,572	4.24%
Public time deposits	68,493	2,697	5.26%	54,658	2,041	4.99%
Short-term borrowings	25,431	812	4.27%	20,180	655	4.34%
FHLB advances	39,232	1,235	4.21%	45,810	1,227	3.58%
Trust preferred securities	10,993	560	6.81%	—	—	0.00%

Total Interest-Bearing Liabilities	$763,745	$21,050	3.68%	$654,823	$14,773	3.02%

Noninterest-bearing deposits	83,717			84,520
Other liabilities	8,626			6,057
Shareholders’ Equity	76,455			68,447

Total Liabilities and Shareholders’ Equity	$932,543			$813,847

Net interest Income (FTE)		$22,137	3.43%		$21,899	3.86%
Taxable Equivalent Adjustment		(282)	-0.04%		(180)	-0.03%

Net Interest Income Per Financial Statements		$21,855			$21,719

Net Yield on Earning Assets			3.39%			3.83%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between September 30, 2007 and September 30, 2006. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2007 and 2006
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$326	$363	$689
State and political subdivisions	52	(4)	48
Federal funds sold and short-term investments	41	—	41
Commercial loans	783	(198)	585
Real estate mortgage loans	311	(18)	293
Home equity lines of credit	238	(53)	185
Purchased installment loans	(92)	18	(74)
Installment loans	1,294	(11)	1,283

Total Interest Income	2,953	97	3,050

Interest-bearing demand	71	101	172
Savings deposits	(5)	90	85
Money market accounts	256	100	356
Consumer time deposits	1,054	381	1,435
Brokered time deposits	(336)	36	(300)
Public time deposits	197	(15)	182
Short-term borrowings	128	(28)	100
FHLB advances	75	68	143
Trust preferred securities and miscellaneous	355	—	355

Total Interest Expense	1,795	733	2,528

Net Interest Income (FTE)	$1,158	$(636)	$522

Consolidated net interest income (FTE) for the third quarter 2007 and 2006 was $7,927 and $7,405, respectively. Interest income for the third quarter of 2007 increased $3,050 in comparison to the same period in 2006, with 3.18% of the increase attributed to rate. For the same period, interest expense increased $2,528, with 29.00% attributed to rate. While rising rates remain a benefit to the Corporation, competitive margin pressure and stiff competition in our markets resulted in a $636 reduction in net interest income (FTE) as a result of rising rates. The decreases in net interest income (FTE) due to rate were offset by increased volume of $2,953 and $1,795 in interest income and interest expense, respectively. Overall, net interest income (FTE) increased $522.

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2007 and 2006
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$142	$973	$1,115
State and political subdivisions	179	(16)	163
Federal funds sold and short-term investments	264	1	265
Commercial loans	1,477	(234)	1,243
Real estate mortgage loans	866	(16)	850
Home equity lines of credit	458	204	662
Purchased installment loans	(94)	37	(57)
Installment loans	2,060	214	2,274

Total Interest Income	5,352	1,163	6,515

Interest-bearing demand	122	271	393
Savings deposits	(36)	135	99
Money market accounts	570	477	1,047
Consumer time deposits	2,039	1,352	3,391
Brokered time deposits	(143)	102	(41)
Public time deposits	522	134	656
Short-term borrowings	197	(40)	157
FHLB advances	99	(91)	8
Trust preferred securities and miscellaneous	567	—	567

Total Interest Expense	3,937	2,340	6,277

Net Interest Income (FTE)	$1,415	$(1,177)	$238

Consolidated net interest income (FTE) for the nine month period ended September 30, 2007 and 2006 was $22,137 and $21,899, respectively. Interest income for the nine months ended September 30, 2007 increased $6,515 in comparison to the comparable period in 2006, with 17.85% of the increase attributed to rate. For the same period, interest expense increased $6,277, with 37.28% attributed to rate. The decrease of $1,177 in net interest income (FTE) due to rate was partially offset by increased volume of $5,352 and $3,937 in interest income and interest expense, respectively. Overall, net interest income (FTE) increased $238.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$547	$482	$1,593	$1,537
Deposit service charges	1,239	1,224	3,457	3,334
Electronic banking fees	605	504	1,706	1,444
Income from bank owned life insurance	182	187	531	474
Other income	128	56	273	160

Total fees and other income	2,701	2,453	7,560	6,949
Securities gains, net	2	—	261	-
Gains on sale of loans	277	—	546	-
Gains (losses) on sale of other assets	24	—	59	2

Total noninterest income	$3,004	$2,453	$8,426	$6,951

     Three Months Ended September 30, 2007 as compared to the Three Months Ended September 30, 2006
Noninterest income for the three months ended September 30, 2007 was $3,004 or an increase of $551, or 22.46%, from the same period 2006. Deposit service charges and fees from electronic banking increased $116, or 6.71%, over the same period last year, reflecting continued momentum in fee-based services. During the first quarter of 2007, the Corporation established a secondary market mortgage sales program, through which the Corporation sells mortgage loans to Freddie Mac. Mortgage loans which are primarily 15-year and 30-year fixed rate mortgages are committed to Freddie Mac when originated. In addition, high quality indirect loans are placed in the secondary market. These indirect loans were a primary activity of Morgan Bank prior to acquisition and continued by the Corporation. Net gains of $52 were recorded on sale of loans to Freddie Mac, and $197 on the sale of indirect loans during the third quarter of 2007. The Corporation retains the servicing rights for these loans.
     Nine Months Ended September 30, 2007 as compared to the Nine Months Ended September 30, 2006
Noninterest income was $8,426 for the nine months ended September 30, 2007, an increase of $1,475 as compared to the same period 2006. Increases were attributed primarily to deposit charges and other fees, as well as net gains recorded on sales on loans to the secondary market. Deposit service charges and other fees were up $385, or 8.06%, for the nine months ended September 30, 2007 as compared to the same period in 2006. As was the case in the second and third quarter of 2007, the Corporation has benefited from the increased momentum in demand deposit accounts and ATM usage during the first nine months of 2007. The Morgan Bank acquisition did not have a significant impact on these fees. Net gains recorded on the sale of loans in the secondary market were $546 for the first nine months of 2007. In the first quarter of 2007, after a detailed analysis of SFAS 159 as explained in the Summary of Significant Accounting Policies, the Corporation elected early adoption of SFAS 159 in connection with acquisition of Morgan Bank, NA and to improve the asset/liability structure of the balance sheet so that the net interest margin is more stable across a wider range of rate environments. As a result, certain available for sale securities were reclassified to trading securities. Securities that are held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As such, a gain of $261 was recorded during the first nine months of 2007 on these securities.
     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,104	$3,770	$11,862	$10,986
Furniture and equipment	952	737	2,566	2,227
Net occupancy	593	484	1,683	1,413
Outside services	488	406	1,317	1,260
Marketing and public relations	321	311	936	1,069
Supplies and postage	353	311	986	912
Telecommunications	232	207	623	577
Ohio Franchise tax	188	207	604	636
Other real estate owned	58	28	305	59
Electronic banking expense	150	160	593	466
Other charge-offs and losses	192	131	387	291
Loan and collection expense	236	212	644	620
Other expense	467	315	1,195	1,163

Total noninterest expense	$8,334	$7,279	$23,701	$21,679

     Three Months Ended September 30, 2007 as compared to the Three Months Ended September 30, 2006
Noninterest expense increased $1,055, or 14.49%, for the third quarter of 2007 over the same period 2006. In addition to the Morgan Bank acquisition, full service offices were opened at Chestnut Commons in January 2007, as well as two offices opened during 2006. While making these significant investments for the future, the Corporation has had success in limiting related increases in overhead expense. The $1,055 increase in noninterest expense includes operating costs associated with these new service and facility additions, as well as salary and benefit costs. These expenses, which include salaries and benefits, furniture and equipment, net occupancy, outside services and telecommunications increased $765 in the third quarter of 2007 as compared to the third quarter of 2006. The Morgan Bank operations added $670 in expense during the third quarter of 2007. Morgan Bank’s processing systems continue to primarily run independently. While fully consolidated with LNB Bancorp, the actual merger of the processing systems is not anticipated to occur until December 1, 2007. Many of the expenses related to Morgan Bank are double system charges, which are expected to dissipate as we near and complete the merger of systems.
Other real estate owned expense increased $30, or 1.07%, during the third quarter of 2007 as compared to the third quarter of 2006. Foreclosed property increased $791 in comparing the third quarter 2007 to the third quarter 2006. Other real estate owned expense includes the payment of delinquent real estate taxes, insurance and other related expenses in maintaining the properties.
Other charge-offs and losses increased $61 during the third quarter of 2007 over the same period in 2006. Other charge-offs and losses includes the charge off of uncollected overdraft fees outstanding for more than 90 days. This increase is consistent with the increase in deposit service charges and fees.
Loan and collection expense increased $24, or 11.3%, during the third quarter of 2007 in comparison to the same quarter in 2006. This is attributable to the additional focus and controls implemented over our credit administration process at the end of 2006 and in to 2007, as evidenced by the continued improvement in loan quality during 2007.
Intangible asset amortization expense, which is included with other expense, increased $28, or 96.55%, during the third quarter of 2007 over the same period in 2006. This was primarily the core deposit intangible amortization of $34 as a result of the acquisition of Morgan Bank. Core deposits existing prior to the acquisition became fully amortized during the third quarter of 2007.
     Nine Months Ended September 30, 2007 as compared to the Nine Months Ended September 30, 2006
Noninterest expense was $23,701 for the nine months ended September 30, 2007. This as an increase of $2,022, or 9.33%, as compared to $21,679 recorded for the nine months ended September 30, 2006. Much of this expense can be related to the strategic growth initiatives referred to in the summary above during the last year, the first of which was the opening of the Cuyahoga County loan production office in June of 2006. Expenses during the nine months ended September 30, 2007 associated with the addition of offices, including the Morgan Bank acquisition on May 10, 2007, were $2,173. These expenses include salaries and employee benefits, furniture and equipment, net occupancy, outside services and telecommunications.
Other real estate owned expense increased $246 on a year-to-year comparison. This expense was primarily the result of delinquent taxes and fees associated with a foreclosure on a group of condominiums from the developer during the second quarter of 2007. Other real estate owned is carried at the lower of cost or market and certain properties which had been held for over a year were revalued during the first nine months of 2007 as a result of new appraisals on the property. Any valuation adjustments that are required are expensed directly to the income statement. Because these properties were held for over a year, the Corporation also paid the property taxes and insurance on them.
Intangible asset amortization expense increased $48 on a year-to-date comparison. This was result of core deposit intangible assets added with the acquisition of Morgan Bank. Core deposits existing prior to the acquisition became fully amortized during the third quarter of 2007.
Other charge-offs and losses increased $96, or 32.99%, during the first nine months of 2007 over the same period in 2006. Other charge-offs and losses includes the charge off of uncollected overdraft fees outstanding for more than 90 days. This increase is consistent with the increase in deposit service charges and fees.
     Income taxes
The Corporation recognized tax expense of $384 during the third quarter 2007 and $475 for the same period 2006. The Corporation’s effective tax rate was 18.67% for the third quarter 2007 as compared to 25.08% for the same period 2006. Income tax expense of $1,059 and $1,570 was recognized for the nine month period ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 21.60% and 25.84%, respectively. The decrease in the effective rate is due to the sale of securities in April 2007 that resulted in a taxable loss. This taxable loss reduced taxable income without having the same effect on net income, the result of which is the lower tax expense and effective tax rate. New market tax credit being generated by North Coast Community Development continues to contribute to the lower effective tax rate.
Balance Sheet Analysis
     Overview
The Corporation’s assets at September 30, 2007 were $1,019,197 as compared to $851,098 at December 31, 2006. This is an increase of $168,099. The acquisition of Morgan Bancorp, Inc. and its wholly owned subsidiary, Morgan Bank, NA during the second quarter of 2007 contributed $135,640 in assets as of the acquisition date. Assets, excluding those contributed by the Morgan Bank acquisition, increased 3.81% over December 31, 2006.
     Securities
The composition of the Corporation’s securities portfolio at September 30, 2007 and December 31, 2006 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 31.18% U.S. Government agencies, 43.25% U.S. agency mortgage backed securities, 15.68% trading securities, 7.55% municipal securities, and 1.70% Federal Home Loan Bank stock. Other securities represent less than 1% of the portfolio and consist of Federal Reserve Bank stock and other miscellaneous equity investments. At September 30, 2007 the available for sale securities had a net temporary unrealized loss of $705, representing .41% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value of September 30, 2007 were $32,000, and did not have any unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$64,239	$105,633
One to four family residential	214,621	190,884
Multi-family residential	22,182	21,754
Non-farm non-residential properties	261,345	195,547
Commercial and industrial loans	54,688	40,820
Personal loans to individuals:
Auto, single payment and installment	108,463	65,780
All other loans	5,789	7,915

Total loans	731,327	628,333
Allowance for loan losses	(7,951)	(7,300)

Net loans	$723,376	$621,033

Total loans at September 30, 2007 were $731,327. This is an increase of $102,994, or 16.39% over December 31, 2006. Morgan Bank contributed approximately $93,189 at fair market value on the acquisition date of May 10, 2007. At September 30, 2007, commercial loans represented 55.92% of total portfolio loans. There were no commercial loans held for sale at September 30, 2007. Consumer loans, consisting of installment loans and home equity loans, comprised 30.10% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. There was $2,384 in consumer loans held for sale as of September 30, 2007 consisting of high quality car loans which are generally sold within two weeks of closing. All loans held for sale at September 30, 2007 have subsequently been sold. The Corporation retains the servicing rights on these loans. The Corporation previously purchased indirect loans from Morgan Bank

Real estate mortgages comprise 13.99% of total portfolio loans. At September 30, 2007 these loans had increased $2,734, or 2.76% as compared to December 31, 2006. At September 30, 2007, mortgage loans held for sale to the secondary market at fair market value were $319. The Corporation monitors loan concentrations as a percentage of total risk-based capital. At September 30, 2007, the non-farm non-residential commercial real estate, home equity, 1-4 family residential and indirect installment loans portfolios exceeded 100% of total risk-based capital and represented 299%, 118%, 127% and 111% respectively. The non-farm, non-residential commercial real estate portfolio is fairly well diversified with developers, office projects and other income producing projects represent the highest concentrations as a percent of total risk-based capital.
     Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Nine Months Ended September 30,
	2007			2006
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Noninterest bearing demand	$83,717	10.85%	0.00%	$84,520	12.55%	0.00%
Interest-bearing demand	100,330	13.00%	1.11%	83,757	12.44%	0.70%
Savings deposits	80,370	10.41%	0.54%	88,144	13.09%	0.34%
Money market accounts	126,166	16.35%	3.68%	103,646	15.39%	3.13%
Consumer time deposits	273,242	35.40%	4.68%	209,037	31.04%	3.95%
Brokered time deposits	39,487	5.12%	5.18%	49,591	7.36%	4.24%
Public time deposits	68,493	8.87%	5.26%	54,658	8.12%	4.99%

Total Deposits	$771,805	100.00%	3.19%	$673,353	100.00%	2.56%

Total deposits at September 30, 2007 were $834,323, an increase of $117,062, or 16.32% over December 31, 2006. Of the $101,870 in deposits contributed by Morgan Bank at fair market value on the acquisition date of May 10, 2007, time deposits represented 36.58%, while money market and interest-bearing checking accounts were 25.93% and 21.19%, respectively. There has been a migration from demand and other noninterest-bearing accounts to interest-bearing checking, and savings and money market accounts to time deposits during the first nine months of 2007. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2007, the Corporation had $28,039 of short-term borrowings. There were no federal funds purchased at September 30, 2007, and repurchase agreements increased $7,376 over December 31, 2006. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $45,206 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $35,086 at December 31, 2006. Maturities of long-term Federal Home Loan Bank advances are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $81,340 at September 30, 2007. This is an increase of 18.40% over December 31, 2006. Shareholders equity was increased by the issuance of 851,990 shares of the Corporation’s common stock in connection with the Morgan Bank acquisition on May 10, 2007 at the closing market price on that date of $14.23 per share. Net income also increased total shareholders’ equity by $1,673 and $3,844 for the three and nine months ended September 30, 2007, respectively. Other factors increasing shareholders’ equity were a $421 increase in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities, and a $37 increase for share-based payment arrangements, net of tax. The factors decreasing total shareholders’ equity in the first nine months of 2007 were cash dividends payable to shareholders of $3,783. The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2007, at a cost of $6,092.
The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At September 30, 2007 and December 31, 2006, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of September 30, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK ELEMENTS
Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures, for a financial services company, are credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Operational risk involves fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls. Interest rate risk includes changes in interest rates affecting net interest income. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available for sale securities, credit spreads, and commodity prices. The inability to fund obligations due to investors, borrowers, or depositors is liquidity risk. For the Corporation, the dominant risks are market risk and credit risk.
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
Nonperforming loans at September 30, 2007 were $10,942 as compared to $13,259 at June 30, 2007 and $12,812 at December 31, 2006. Of this September 30, 2007 total, commercial loans were $8,332 as compared to $10,373 at June 30, 2007 and $10,322 at December 31, 2006. During the quarter progress was made in resolving two large nonperforming commercial loans. At September 30, 2007, construction and land development represented $2.9 million of the total commercial loan nonperforming, with non-farm, non-residential representing about $4.4 million, and the remaining being commercial and industrial. All nonperforming loans are being actively managed. These loans continue to be primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At September 30, 2007, specific reserves on these loans totaled $928 as compared to $1,115 specifically reserved at December 31, 2006.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at September 30, 2007 was 1.91% of total loans as compared to 2.94% at December 31, 2006. 30-90 day delinquency was .41% of total loans at September 30, 2007 as compared to .91% at December 31, 2006. Potential problem loans are loans identified on Management’s classified credits list which include both loans that Management has concern with the borrowers’ ability to comply with the present repayment terms and loans that Management is actively monitoring due to changes in the borrowers financial condition. At September 30, 2007, potential commercial problem loans were $17,759 as compared to $22,103 at December 31, 2006. Approximately $15,500 of the total potential problem loans are attributable to seven relationships. The largest of these is approximately $4,000 and all are adequately collateralized with commercial real estate.
Other foreclosed assets were $3,053 as of September 30, 2007 as compared to $1,289 at December 31, 2006. This increase was primarily due to the transfer of four condominiums units from nonperforming commercial loans to other real estate. The $3,053 is comprised of $1,276 1-4 family residential properties and $1,777 nonfarm nonresidential properties. This compares to $439 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2006.
Table 8 sets forth nonperforming assets for the period ended September 30, 2007 and December 31, 2006.
Table 8: Nonperforming Assets

	September 30,2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$8,332	$10,322
Real estate mortgage	2,045	2,165
Home equity lines of credit	448	168
Installment loans	117	157

Total nonperforming loans	10,942	12,812
Other foreclosed assets	3,053	1,289

Total nonperforming assets	$13,995	$14,101

Nonperforming loans to total loans	1.50%	2.04%
Nonperforming assets to total assets	1.09%	1.51%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2007 and 2006.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$8,115	$6,568	$7,300	$6,622
Charge-offs:			-
Commercial	(496)	(675)	(1,693)	(884)
Real estate mortgage	(31)	(92)	(206)	(133)
Home equity lines of credit	—	(26)	(55)	(51)
Purchased installment	(20)	(5)	(37)	(56)
Installment	(222)	(179)	(348)	(317)
DDA overdrafts	(73)	(77)	(181)	(173)

Total charge-offs	(842)	(1,054)	(2,520)	(1,614)

Recoveries:
Commercial	107	94	140	150
Real estate mortgage	6	5	7	7
Home equity lines of credit	—	1	25	1
Installment	116	78	185	128
DDA overdrafts	8	12	39	95

Total Recoveries	237	190	396	381

Net Charge-offs	(605)	(864)	(2,124)	(1,233)

Allowance from merger	—		1,098	—
Provision for loan losses	441	600	1,677	915

Balance at end of period	7,951	$6,304	$7,951	$6,304

The allowance for loan losses at September 30, 2007 was $7,951 or 1.09% of outstanding loans, compared to $6,304 or 1.04% of outstanding loans at September 30, 2006. The allowance for loan losses was 72.66% and 89.76% of nonperforming loans at September 30, 2007 and 2006, respectively.
Net charge-offs for the three months ended September 30, 2007 were $605, as compared to $864 for the three months ended September 30, 2006. Net charge-offs for the nine months ended September 30, 2007 were $2,124, as compared to $1,233 for the nine months ended September 30, 2006. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2007 were .33% and .42% respectively, as compared to .57% and .28% respectively, for the same periods in 2006. The commercial loan charge-offs in the second quarter of 2007 were all related to known problem credits.
The provision charged to expense was $441 for the three months ended September 30, 2007 and $600 for the same period 2006. The provision for loan losses for the three, six, and nine month periods ended September 30, 2007 was, in the opinion of management, adequate when balancing the charge-off levels, with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at September 30, 2007. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2007, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $306, or .91%, and in a -200 basis point shock, net interest income would decrease $222, or .66%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. September 30, 2007, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 17.57% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 17.66%.
ITEM 4. Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2007 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As the Corporation previously reported, as of December 31, 2006, the Corporation had a material weakness in its internal control over financial reporting. The material weakness identified resulted from the aggregation of significant deficiencies arising out of the lack of comprehensive procedural documentation of the loan grading process, the system of monitoring the collateral values of impaired loans and the controls on preventing the improper recognition of interest income on nonperforming loans. Management, with the oversight of the Audit and Finance Committee, has been systematically addressing these issues and is committed to effective remediation of this weakness. The Corporation has taken positive remediation measures during the nine months ended September 30, 2007, including improvements to the control environment and enhanced monitoring, which have produced much improved results as evidenced by internal auditing testing.
Other than as noted above in this Item 4, no change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Effect of Recent Acquisition
On May 10, 2007, the Corporation completed its acquisition of Morgan Bancorp, Inc. In addition, on May 10, 2007, the Corporated completed the merger of Morgan Bank, NA, a wholly owned subsidiary of Morgan Bancorp, Inc., with and into The Lorain National Bank, a wholly owned subsidiary of the Corporation. Since this acquisition, the Corporation has been documenting and analyzing the systems of disclosure controls and procedures and internal control over financial reporting of the acquired companies and integrating them within the Corporation’s broader framework of controls. The Corporation plans to continue this evaluation and integration in the next quarter. While the evaluation and integration is not yet complete, the Corporation has not, at this time, identified any material weaknesses in its disclosure controls and procedures or internal control over financial reporting as a result of this acquisition.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended September 30, 2007. As of September 30, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: November 9, 2007	/s/ Sharon L. Churchill
Sharon L. Churchill
Chief Financial Officer (Duly Authorized Officer, and Principal Financial Officer)

LNB Bancorp, Inc.
Exhibit Index
Pursuant to Item 601 of Regulation S-K

Exhibit
10.1	Change in Control Supplemental Executive Compensation Agreement between LNB Bancorp, Inc. and David S. Harnett, dated August 8, 2007.

10.2	Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.