Form 10-K
period 2007-12-31
LNB BANCORP INC
filed 2008-03-17
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2007	0-13203

LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)

457 Broadway, Lorain, Ohio	44052-1769
(Address of principal executive offices)	(Zip Code)

(440) 244-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Shares
Par Value $1.00 Per Share	The NASDAQ Stock National Market
Preferred Share Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐     No     ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes     ☐     No     ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☑
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑

     The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2007 was approximately $109,872,685.

     The number of common shares of the registrant outstanding on March 7, 2008 was 7,295,663.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

     The Corporation engages in banking, mortgage, and brokerage services. These services are generally offered through its wholly-owned subsidiary — The Lorain National Bank (the “Bank”). For brokerage services the Bank operates under an agreement with Investment Centers of America, Inc. Investment Centers of America, Inc. is a member of NASD/SIPC and offers mutual funds, variable annuity investments, variable annuity and life insurance products, along with investments in stocks and bonds.

     The primary business of the Bank is providing personal, mortgage and commercial banking products along with investment management and trust services. The Lorain National Bank operates through 21 retail-banking locations and 29 automated teller machines (“ATM’s”) in Lorain, eastern Erie, western Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake, and Hudson, as well as a business development office in Cuyahoga County.

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

     The Bank’s residential mortgage lending activities consist of loans originated for portfolio, for the purchase of personal residences. The Bank’s installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit.

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

     Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers’ checks, money orders, cashiers checks, ATM’s, debit cards, wire transfer, electronic funds transfers (“ACH”), foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.

     Competition. The Corporation competes with sixteen other financial institutions in Lorain County, in Ohio, which range in size from approximately $100,000 to over $970 million in Lorain County deposits. These competitors, as well as credit unions and financial intermediaries compete for Lorain County deposits of approximately of $3.5 billion.

     The Bank’s market share of total deposits in Lorain County was 19.49% in 2007 and 18.96% in 2006, and the Bank ranked number two in market share in Lorain County in 2007 and 2006.

     The Bank has a limited presence in Cuyahoga County, competing with twenty-nine other financial institutions. Cuyahoga County deposits as of 2007 totaled $49.1 billion. The Bank’s market share of deposits in Cuyahoga County was 0.06% in 2007 and 0.07% in 2006 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2007.

     Business Strategy. The Bank competes with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank’s officers. It competes against smaller local banks by providing distribution channels that are more convenient and by providing a wider array of products. The Bank endeavors to provide informed and courteous personal services. The Corporation’s management team (“Management”) believes that the Bank is well positioned to compete successfully in its market area. Competition among financial institutions is based largely upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service and its local community involvement give the Bank a competitive advantage over other financial institutions operating in its markets.

     On May 10, 2007, LNB Bancorp, Inc. acquired Morgan Bancorp, Inc. and its wholly-owned subsidiary, Morgan Bank, N.A., in a stock and cash merger transaction valued at approximately $26.5 million. The Corporation’s Morgan Bank division operates from one location in Hudson, Ohio, which ranks as the fourth wealthiest city in Ohio as measured by median household income statistics, making it one of the most demographically appealing markets in Ohio for banking institutions and financial services providers. Morgan Bank enjoys the number one deposit market share position in Hudson with approximately 20.74% of this $515 million deposit market. This merger is consistent with The Corporation’s strategy to create shareholder value by expanding into attractive markets in contiguous counties.

     Supervision and Regulation. The Corporation is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The BHC Act requires prior approval of the Federal Reserve Board before acquiring or holding more than a 5% voting interest in any bank. It also restricts interstate banking activities.

     The Bank is subject to extensive regulation, supervision and examination by applicable federal banking agencies, including the FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board. Brokerage and Trust management are subject to supervision by the National Association of Securities Dealers (the “NASD”) and the Securities Investor Protection Corporation (“SPIC”).

     Employees. As of December 31, 2007, the Corporation employed 270 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.

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

     Shareholder Actions. A special meeting of shareholders has been called at the request of AMG Investments, LLC, a shareholder of the Corporation, for the purpose of voting on, among other things, proposals for the removal of ten incumbent directors of the Corporation and the election of up to three AMG director nominees. The calling of the special meeting for these purposes has disrupted the Corporation’s business, primarily due to the significant amount of management time that has been required to be devoted to the meeting (including the preparation of solicitation materials, responding to any comments raised by the SEC, and the time required to be devoted to soliciting proxies from shareholders) and other uncertainties, including litigation with AMG and its principals. This disruption may result in uncertainty and instability that could create greater risks for the Corporation and its shareholders going forward, particularly during a period of significant economic turmoil and tremendous uncertainty, such as the markets are experiencing today. If AMG’s efforts to unseat a majority of the Corporation’s directors continue, the Corporation will likely be required to devote additional management time and financial resources to responding to those efforts, which could adversely affect the Corporation’s financial results and operations.

Item 1B. Unresolved Staff Comment Letters

     Not applicable.

Item 2. Properties

     The Corporate Offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by thirteen of its banking centers, and it leases the other eight banking centers from various parties on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Kansas Avenue	1604 Kansas Avenue, Lorain
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin Office	40 East College Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Elyria United Methodist Village	807 West Avenue, Elyria
Avon Pointe Loan Center	36711 American Way, Avon
Morgan Bank	178 West Streetsboro Street, Hudson
Operations	2130 West Park Drive, Lorain
Maintenance	2140 West Park Drive, Lorain
General Accounting	2150 West Park Drive, Lorain
Training Center	521 Broadway, Lorain

     The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The remaining space is expected to be utilized as the Corporation continues to grow. The Corporation considers all its facilities to be in good condition, well maintained and more than adequate to conduct the business of banking.

Item 3. Legal Proceedings

Richard M. Osborne v. LNB Bancorp, Inc.

     On February 26, 2008, plaintiff Richard M. Osborne, a shareholder of the Corporation, filed a complaint against the Corporation for declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, Case No. 1:08 CV 0473. Plaintiff Osborne, in his capacity as a member of AMG Investments, LLC (“AMG”) and as a shareholder of the Corporation, is seeking preliminary and permanent injunctive relief to compel the Corporation to (a) modify the agenda of the Corporation’s upcoming March 18, 2008 Special Meeting of Shareholders (the “Special Meeting”) to include certain proposals brought forth by AMG after AMG delivered its formal request for the Special Meeting to the Corporation, (b) modify the Corporation’s proxy statement with regard to the Special Meeting to conform to AMG’s proposals and (c) count all proxies voted in favor of AMG’s proposals at the Special Meeting. The Corporation has stated in its proxy materials that the proposals set forth in the Corporation’s proxy statement are the only matters to be voted upon at the Special Meeting. AMG has filed its own proxy materials, in which it asks shareholders to vote upon proposals different from those that AMG formally requested the Corporation to address at the Special Meeting, and different from those the Corporation included in its proxy statement. Mr. Osborne also sought an order from the Court temporarily restraining the Corporation from disseminating proxy materials indicating that certain of AMG’s proposals will not be voted upon at the Special Meeting. On February 28, 2008, the Court issued an order denying Mr. Osborne’s motion for a temporary restraining order. Mr. Osborne subsequently withdrew his motion for a preliminary injunction. The lawsuit remains pending, and the Court has yet to set any dates for discovery or trial. On March 17, 2008, the Corporation filed an answer denying the substantive allegations in Mr. Osborne’s complaint and asserting various affirmative defenses. The Corporation is vigorously defending against Plaintiff Osborne’s claims.

     Other than the foregoing, there are no material legal proceedings pending to which the Corporation or its subsidiaries is a party or to which any of its property is subject. The Corporation is occasionally involved in ordinary routine litigation incidental to its business which it does not consider to be material.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 5, 2007, AMG Investments, LLC, a shareholder of the Corporation, filed a definitive proxy statement with the SEC for the purpose of soliciting authorizations from the Corporation’s shareholders to call a special meeting of shareholders, pursuant to Article II, Section 2(a) of the Corporation’s code of regulations, for the purpose of amending the Corporation’s code of regulations to eliminate provisions establishing a classified Board of Directors and to reduce the size of the Corporation’s Board of Directors, removing all but three of the Corporation’s incumbent directors, and electing AMG’s nominees as directors of the Corporation. On November 21, 2007, the Corporation filed a definitive proxy statement with the SEC for the purpose of soliciting revocations from the Corporation’s shareholders for the purpose of revoking any authorization that the shareholders may have provided to AMG with respect to calling a special meeting of shareholders. On December 12, 2007, AMG delivered a request for the Corporation to call a special meeting of shareholders which referenced authorizations from shareholders who purportedly represented the registered owners of more than 25% of the Corporation’s common shares on the record date fixed for such a meeting. On December 27, 2007, the Corporation rejected AMG’s request for a meeting. It advised AMG that due to the fact that it had used an incorrect record date for proxies submitted on behalf of the holders of street name accounts, AMG did not submit materials indicating that it had the requisite support necessary to call a special meeting. On January 23, 2008, AMG submitted a new request for a special meeting of shareholders, with corrected record date information for street name accounts, and again requested that the Corporation call a special meeting of shareholders for the purposes referenced in its November 5, 2007 solicitation materials. On February 4, 2008, the Corporation’s Board of Directors authorized the calling of a special meeting for the purposes set forth in AMG’s January 23, 2008 request, to be held on March 18, 2008. On February 14, 2008, AMG submitted its own notice of the special meeting, in which AMG purported to call the special meeting for the purpose of voting on seven proposals, some of which were different from or inconsistent with the proposals included in the Corporation’s notice of special meeting. On February 28, 2008, AMG, together with its managing members, and the Corporation each filed definitive proxy statements with the SEC for the purposes of soliciting proxies from the Corporation’s shareholders with respect to the matters to be voted upon at the special meeting. As discussed above in “Item 3. Legal Proceedings,” a disagreement exists between the Corporation and AMG concerning the matters to be addressed at this meeting.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Form 10-K, General Instruction G (3), the following information on Executive Officers is included as an additional item in Part I:

				Executive
		Principal Occupation For Past Five	Positions and Offices Held with	Officer
Name	Age	Years	LNB Bancorp, Inc.	Since
Daniel E. Klimas	49	President and Chief Executive Officer,	President and Chief	2005
		LNB Bancorp, Inc., February 2005 to	Executive Officer
		present. President, Northern Ohio Region,
		Huntington Bank from 2001 to February
		2005.
Paul A. Campagna	47	Senior Vice President, LNB Bancorp, Inc.	Senior Vice President	2004
		April 2002 to present. Vice President,
		Premier Bank and Trust from 1998 to
		2002.
Mary E. Miles	49	Senior Vice President, LNB Bancorp, Inc.	Senior Vice President	2005
		April 2005 to present. President, Miles
		Consulting, Inc. from 2001 to 2005.
Frank A. Soltis	55	Senior Vice President, LNB Bancorp,	Senior Vice President	2005
		Inc. July 2005 to present. Senior Vice
		President, Lakeland Financial Corporation,
		1997 to 2005.
David S. Harnett	56	Senior Vice President and Chief Credit	Senior Vice President and	2007
		Officer, LNB Bancorp, Inc. August 2007	Chief Credit Officer
		to present. Senior Lender and Chief Credit
		Officer January 2006 to August 2007 and
		Senior Vice President and Chief Credit
		Officer January 2002 to January 2006 of
		the Cleveland, Ohio affiliate of Fifth Third
		Bank.
Sharon L. Churchill	53	Chief Financial Officer and Principal	Chief Financial Officer	2006
		Accounting Officer, LNB Bancorp,	and Principal Accounting
		Inc., March 2007 to present. Principal	Officer
		Accounting Officer and Controller, LNB
		Bancorp, Inc. April 2006 to March 2007;
		Controller, LNB Bancorp, Inc. November
		2005 to March 2007. Assistant Vice
		President, Controller and Corporation
		Secretary, Tele-Communications, Inc.,
		1988 to 2005. Certified Public Accountant.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Information; Equity Holders; Dividends. LNB Bancorp, Inc. common shares, par value $1.00 per share, are traded on The NASDAQ Stock Market ® under the ticker symbol “LNBB”. The prices below represent the high and low sales prices reported on The NASDAQ Stock Market ® for each specified period. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions. LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay comparable cash dividends to shareholders in 2008 if approved by the Board of Directors.

     The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.

     As of February 22, 2008, LNB Bancorp, Inc. had 2,032 shareholders of record and a closing price of $14.00 on February 22, 2008. Prospective shareholders may contact our Investor Relations Department at (440) 244-7317 for more information.

Common Stock Trading Ranges and Cash Dividends Declared

	2007
			Cash Dividends
	High	Low	Declared per share
First Quarter	$16.44	$14.65	$0.18
Second Quarter	16.02	14.17	0.18
Third Quarter	15.48	14.50	0.18
Fourth Quarter	14.80	13.25	0.18

	2006
			Cash Dividends
	High	Low	Declared per share
First Quarter	$19.73	$18.00	$0.18
Second Quarter	19.55	17.55	0.18
Third Quarter	18.70	16.77	0.18
Fourth Quarter	17.31	15.88	0.18

     The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s , a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

     The graph shown above is based on the following data points:

Cumulative Total Return
Period End Index	12/02	12/03	12/04	12/05	12/06	12/07
LNB Bancorp, Inc.	100.00	115.58	118.71	110.27	102.64	98.32
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

Issuer Purchases of Equity Securities

     The following table summarizes share repurchase activity for the quarter ended December 31, 2007:

				(d)
			(c)	Maximum
			Total number of	number of
	(a)		shares (or units)	shares (or units)
	Total number		purchased as	that may yet be
	of shares	(b)	Part of Publicly	purchased under
	(or units)	Average price paid	announced Plans	the plans
Period	Purchased	per share (or Unit)	or Programs	or programs
October 1, 2007-October 31, 2007	—	n/a	—	129,500
November 1, 2007 - November 30, 2007	—	n/a	—	129,500
December 1, 2007 - December 31, 2007	—	n/a	—	129,500
Total	—	n/a	—	129,500

     On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of December 31, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Selected Financial Data

Five Year Consolidated Financial Summary

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$58,762	$49,242	$43,432	$37,224	$37,860
Total interest expense	29,092	20,635	13,402	9,102	9,196
Net interest income	29,670	28,607	30,030	28,122	28,664
Provision for Loan Losses	2,255	2,280	1,248	1,748	2,695
Other income	10,362	9,515	10,092	10,660	10,105
Net gain (loss) on sale of assets	1,137	236	285	(218)	1,519
Other expenses	31,751	28,985	30,267	26,290	26,467
Income before income taxes	7,163	7,093	8,892	10,526	11,126
Income taxes	1,651	1,669	2,479	3,051	3,411
Net income	$5,512	$5,424	$6,413	$7,475	$7,715
Cash dividend declared	$5,097	$4,641	$4,760	$4,777	$4,626
Per Common Share (1)(2)
Basic earnings	$0.79	$0.84	$0.97	$1.13	$1.17
Diluted earnings	0.79	0.84	0.97	1.13	1.17
Cash dividend declared	0.72	0.72	0.72	0.72	0.70
Book value per share	$11.33	$10.66	$10.45	$10.64	$10.30
Financial Ratios
Return on average assets	0.58%	0.66%	0.81%	0.98%	1.05%
Return on average common equity	7.06	7.89	9.11	10.75	11.33
Net interest margin (FTE)(3)	3.39	3.78	4.09	4.01	4.23
Efficiency ratio	76.41	76.03	75.44	67.82	63.01
Period end loans to period end deposits	88.49	87.60	92.31	94.99	91.85
Dividend payout	91.13	85.71	74.22	63.72	59.98
Average shareholders’ equity to average assets	8.15	8.39	8.88	9.15	9.22
Net charge-offs to average loans	0.41	0.27	0.34	0.38	0.31
Allowance for loan losses to period end total loans	1.04	1.16	1.13	1.28	1.46
Nonperforming loans to period end total loans	1.44	2.04	1.10	0.86	0.96
Allowance for loan losses to nonperforming loans	72.20	56.98	101.97	150.09	149.98
At Year End
Cash and cash equivalents	$23,523	$29,122	$23,923	$26,818	$27,749
Securities	217,405	159,058	155,274	149,621	152,127
Gross loans	758,322	628,333	591,011	575,224	533,975
Allowance for loan losses	7,820	7,300	6,622	7,386	7,730
Net loans	750,502	621,033	584,389	567,838	526,245
Other assets	65,215	41,885	37,535	37,372	35,100
Total assets	1,056,645	851,098	801,121	781,649	741,221
Total deposits	856,941	717,261	640,216	605,543	581,344
Borrowings	106,932	57,249	86,512	100,915	86,563
Other liabilities	10,119	7,891	5,987	4,617	5,179
Total liabilities	973,992	782,401	732,715	711,075	673,086
Total shareholders’ equity	82,653	68,697	68,406	70,574	68,135
Total liabilities and shareholders’ equity	$1,056,645	$851,098	$801,121	$781,649	$741,221
____________________

(1)	Basic and diluted earnings per share are computed using the weighted-average number of shares outstanding during each year.

(2)	All share and per share data has been adjusted to reflect the three-for-two stock split in 2003.

(3)	Tax exempt income was converted to a fully taxable equivalent basis at a 35% statutory Federal income tax rate in 2003 and 2004, and a 34% statutory Federal income tax rate in 2005, 2006 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The Corporation competes in the Cleveland, Ohio market as defined by the Federal Reserve Bank. This market includes most of northeast Ohio. Prior to 2006, the Corporation’s presence was historically limited to Lorain County. The Corporation’s strategy has been to strengthen its commitment for better customer service and visibility by expanding its market presence in northeast Ohio. Over the past two years, the Corporation has been successful in broadening its footprint into Cuyahoga and Summit Counties. During 2007, the Corporation completed the successful acquisition of Hudson-based Morgan Bank, located in one of the most affluent demographic markets in Ohio. Full service offices were opened at Chestnut Commons in Elyria, Ohio in January 2007 as well as North Ridgeville during 2006. In addition, during this period, the Corporation opened a business development office in Independence in Cuyahoga County and a commercial real estate office in Avon Pointe in Avon resulting in strong commercial banking growth. Both the Cuyahoga County and Avon offices are staffed with commercial banking and treasury management professionals.

     While making these significant investments for the future, the Corporation continued to address the economic realities in its historical market. 2007 proved to be a challenging competitive environment and a difficult banking environment with a flat yield curve for much of the year, followed by a rapidly changing yield curve in the fourth quarter. While the Corporation does not expect the local and national economic conditions to improve substantially for at least the next several months, the Corporation continues to work on strategies to further increase net interest margin and reduce nonperforming loans. The Corporation experienced solid growth in commercial loans during the year. Due to a strong focus on credit quality, the Corporation has managed to avoid the subprime mortgage issues facing other banks. The Company’s progress in improving its credit quality in the commercial real estate development sector is reflected in a lower level of nonperforming loans at December 31, 2007 as compared to December 31, 2006. While the expansion strategy is an important investment in the future, it added to the overall expense structure of the Corporation.

Key Indicators and Material Trends (Dollars in thousands)

     Net interest income growth continues to be a challenge in the banking industry. The Corporation, like many Midwestern banks, continues to deal with a rapidly changing Treasury yield curve, tougher competition and challenging local economic conditions. Since the Corporation is highly dependent on net interest income for its revenue, minimizing net interest margin compression is a very important factor in the Corporation’s financial performance. The net interest margin for 2007 was 3.39 percent versus 3.78 percent for 2006. During the second quarter of 2007, the Company completed two private offerings of trust preferred securities which reduced the net interest margin 10 basis points for 2007. The Corporation experienced solid growth in its commercial loan portfolio during 2007, which, in combination with a strong low-cost retail deposit base, has historically strengthened net interest margin. Noninterest-bearing deposits, while weak in 2006, increased just slightly in 2007; however, interest- bearing demand deposits grew 35.6%. A major highlight of the second quarter this year was the successful completion of the acquisition of Morgan Bank, N.A. of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, N.A. The acquisition expanded the Corporation’s market area to include Summit County.

     Generation of noninterest income is important to the long-term success of the Corporation. Fee income from deposit service charges and electronic banking continued to increase during 2007 in part due to the Corporation’s continued aggressive sales and marketing efforts, which focus on strengthening recurring sources of noninterest income. During 2007, the Corporation established a secondary market mortgage sales program. This, in combination with the sale of high quality indirect loans to the secondary market, produced additional noninterest income in the form of gains and servicing fees.

     Asset quality generally is a key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. The Corporation’s progress in improving its credit quality is reflected in a lower level of nonperforming loans at December 31, 2007, as compared to December 31, 2006. During 2006, it became evident that the slowing housing market and general local economic weakness was impacting the Corporation’s commercial and residential real estate portfolios. While net charge-offs in 2007 were at the lowest level since 2002, they continued to be above the levels experienced by banks of comparable size, and, thus, are an area in which the Corporation intends to focus on improvement. In 2007, the level of nonperforming loans decreased over the prior year from $12,812 at December 31, 2006 to $10,831 at December 31, 2007. While the Corporation intends to continue to work on decreasing nonperforming loans, total delinquency has declined from 2.9% at year-end 2006 to 2.3% at December 31, 2007. Total nonperforming loans as a percentage of total loans is improving, totaling 1.4% at December 31, 2007 as compared to 2.0% at December 31, 2006.

     Since the ability to generate deposits is a key indication of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the Corporation’s business plan. As measured by the FDIC at June 30, 2007, the Corporation’s market share of deposits grew to 19.5% from 19.0% in 2006. This compared to 17.8% five years ago. The Corporation continues to do well in its historically strong city markets of Lorain, Elyria and Amherst, and is pleased with the performance of its newer offices in the eastern parts of Lorain county, as well as Summit and Cuyahoga counties.

Results of Operations (Dollars in thousands except per share data)

   Summary of Earnings

     Net income in 2007 was $5,512 or $.79 per diluted share, up from $5,424 or $.84 per diluted share in 2006, and down from $6,413 or $.97 per diluted share in 2005. Earnings per diluted share in 2007 were affected by the issuance of 851,990 shares in May, 2007 as part of the acquisition of Morgan Bancorp. During the fourth quarter of 2006 and continuing into the first quarter of 2007, asset quality issues negatively impacted the Corporation’s overall performance. While credit quality remains a negative factor in earnings on an annual basis, nonperforming loans decreased during the remainder of 2007, which is a reflection of additional controls implemented over the credit administration process. The majority of this improvement was due to loans becoming current or paid-off. Much of the growth in net income came in the second half of the year which increased 54% over the first half of 2007.

     In 2007, net interest income increased 3.7% to $29,670 from $28,607 in 2006. While some of this increase was attributable to assets acquired in the acquisition of Morgan Bank, the Company also experienced solid growth in commercial loans and an increase in interest income from securities. The net interest margin at December 31, 2007 was 3.4% versus 3.8% for 2006. During the second quarter of 2007, the Company completed two private offerings of trust preferred securities which reduced the net interest margin 10 basis points for 2007. During 2006 and throughout 2007, the flattening of the Treasury yield curve and the impact of competition on loan and deposit pricing, resulted in prolonged compression in the net interest margin.

     Noninterest income in 2007 was $11,499, an increase of $1,748 over 2006. Included in 2007 were gains of $766 from the sale of mortgage and installment loans to the secondary market. During the first quarter of 2007, the Corporation established a secondary market mortgage sales program, through which the Corporation sold mortgage loans to Freddie Mac. The sale of high quality indirect loans was a primary activity of Morgan Bank prior to the acquisition, and is being continued by the Corporation. Other types of noninterest income grew as well in 2007 in comparison to 2006, including an increase of $598 in service charges on deposit accounts and ATM charges reflecting continued momentum in fee-based services. Investment and trust services increased $91, or 4.4%, over 2006.

     The Morgan Bank acquisition was a continuation of the Corporation’s strategy to strengthen its commitment for better customer service and visibility by expanding its market presence in Lorain County, Cuyahoga County and, with the completion of the acquisition, Summit County. Full service offices were opened at North Ridgeville during 2006 as well as Chestnut Commons in Elyria, Ohio in January 2007. In addition, in June 2006, a Cuyahoga County loan production office was opened. During the first quarter of 2007, the Westlake, Ohio loan production office was relocated to Avon Pointe plaza in the Avon, Ohio area. Both the Cuyahoga County and Avon offices are staffed with commercial banking and treasury management professionals. While making these significant investments for the future, the Corporation has had success in limiting related increases in overhead expense. The $2,766 increase in noninterest expense during 2007 includes operating costs associated with these new service and facility additions, as well as increases in legal and other carrying costs associated with non-performing assets.

     As a percent of average assets, net income in 2007 represents a return of .58%. This compares to .66% and .81% in 2006 and 2005, respectively. Return on assets is one measurement of operating efficiency. As a percent of average shareholders’ equity this represents a return of 7.1% as compared to 7.9% and 9.1% in 2006 and 2005, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.

   2007 versus 2006 Net Interest Income Comparison

     Net interest income is the difference between interest income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. Net interest income is affected by changes in the volumes, rates and the composition of interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percentage of average earning assets.

     Table 1 summarizes net interest income and the net interest margin for the three years ended December 31, 2007.

Table 1: Net Interest Income

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net interest income	$29,670	$28,607	$30,030
Tax equivalent adjustments	382	269	201
Net interest income (FTE)	$30,052	$28,876	$30,231
Net interest margin	3.35%	3.74%	4.06%
Tax equivalent adjustments	0.04%	0.04%	0.03%
Net interest margin (FTE)	3.39%	3.78%	4.09%

   Yields

     Table 2 reflects the detailed components of the Corporation’s net interest income for each of the three years ended December 31, 2007. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

     The Corporation’s net interest income on a fully tax equivalent basis was $30,052 in 2007, which compares to $28,876 in 2006. This follows a decrease of $1,355, or 4.5% between 2006 and 2005. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.4% in 2007, or a decrease of 39 basis points from 2006. This follows a decrease of 31 basis points in 2006 as compared to 2005. The decline in net interest income in 2007 was the result of a continued flat Treasury yield curve and competitive pressures.

Table 2: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Year ended December 31,
	2007			2006			2005
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations,
Federal Home Loan Bank stock and
Federal Reserve Bank stock	$164,876	$7,873	4.78%	$150,444	$5,901	3.92%	$140,677	$4,761	3.38%
State and political subdivisions	14,277	875	6.13	10,599	671	6.33	11,437	640	5.60
Federal funds sold and short-term
investments.	9,278	394	4.25	1,737	77	4.43	2,644	87	3.29
Commercial loans	400,045	29,805	7.45	369,512	27,851	7.54	358,705	24,139	6.73
Real estate mortgage loans	100,161	6,143	6.13	83,790	5,175	6.18	87,422	5,438	6.22
Home equity lines of credit	75,453	5,727	7.59	66,926	5,058	7.56	64,727	3,996	6.17
Purchased installment loans	—	—	n/a	40,658	1,901	4.68	35,786	1,706	4.77
Installment loans	122,742	8,327	6.78	40,233	2,877	7.15	38,122	2,866	7.52
Total Earning Assets	$886,832	$59,144	6.67%	$763,899	$49,511	6.48%	$739,520	$43,633	5.90%
Allowance for loan loss	(7,764)			(6,478)			(7,760)
Cash and due from banks	20,855			22,266			24,288
Bank owned life insurance	15,112			14,316			13,646
Other assets	42,748			25,632			23,593
Total Assets	$957,783			$819,635			$793,287
Liabilities and Shareholders' Equity
Consumer time deposits	$289,906	$13,633	4.70%	$212,579	$8,665	4.08%	$179,825	$5,675	3.16%
Public time deposits	69,804	3,635	5.21	54,248	2,756	5.08	47,145	1,551	3.29
Brokered time deposits	36,497	1,905	5.22	53,716	2,411	4.49	40,942	1,429	3.49
Savings deposits	80,513	486	0.6	86,325	294	0.34	101,808	332	0.33
Interest-bearing demand	232,691	5,876	2.53	189,173	4,028	2.13	173,335	1,934	1.12
Short-term borrowings	26,334	1,088	4.13	20,759	896	4.32	19,892	618	3.11
FHLB advances	37,088	1,555	4.19	43,948	1,585	3.61	61,283	1,863	3.04
Trust preferred securities	13,466	914	6.79	—	—	n/a	—	—	n/a
Total Interest-Bearing Liabilities	$786,299	$29,092	3.70%	$660,748	$20,635	3.12%	$624,230	$13,402	2.15%
Noninterest-bearing deposits	84,352			83,777			92,730
Other liabilities	9,090			6,375			5,900
Shareholders' Equity	78,042			68,735			70,427
Total Liabilities and
Shareholders' Equity	$957,783			$819,635			$793,287
Net interest Income (FTE)		$30,052	3.39%		$28,876	3.78%		$30,231	4.09%
Taxable Equivalent Adjustment		(382)	(0.04)		(269)	(0.04)		(201)	(0.03)
Net Interest Income Per
Financial Statements		$29,670			$28,607			$30,030
Net Yield on Earning Assets			3.35%			3.74%			4.06%

   Average Balances

     Average earning assets increased $122,933, or 16.1%, to $886,832 in 2007 as compared to $763,899 for the same period of 2006. Average loans increased $97,282, or 16.2%, to $698,401 in 2007 as compared to $601,119 in 2006. The Morgan Bank acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in portfolio loans, primarily indirect auto loans of $52,305, and commercial loans of $26,146. Loan growth in all areas of the portfolio contributed to the average increase of $97,282 with an increase in the commercial loan portfolio of $30,533, an increase in installment loans of $41,851, an increase in home equity loans of $8,527 and an increase of $16,371 in mortgage loans. The increase in average loans was primarily funded with $113,945 of deposit growth. During 2007, average consumer time deposits increased $77,327, and public time deposits increased $15,556 as compared to 2006. Noninterest-bearing deposits, while weak in 2006, increased just slightly in 2007 by 0.69%; however interest-bearing demand deposits grew $43,518, or 23.0%. The Bank began to use brokered time deposits in 2004 as an alternative wholesale funding source. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. The Bank was less reliant on alternative funding which, including brokered time deposits, decreased $18,504, or 15.6%, from 2006.

   Rate/Volume

     Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 2007. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income/Expense			Interest Income/Expense
	in 2007 over 2006			in 2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$649	$1,322	$1,971	$366	$774	$1,140
State and political subdivisions	234	(30)	204	(66)	97	31
Federal funds sold and short-term investments	335	(18)	317	(20)	10	(10)
Commercial loans	2,306	(352)	1,954	796	2,916	3,712
Real estate mortgage loans	1,011	(43)	968	(226)	(37)	(263)
Home equity lines of credit	645	24	669	162	900	1,062
Purchased installment loans	—	—	—	233	(38)	195
Installment loans	2,573	976	3,549	511	(500)	11
Total Interest Income	7,753	1,879	9,632	1,756	4,122	5,878
Consumer time deposits	3,315	1,665	4,980	1,213	1,777	2,990
Public time deposits	792	86	878	327	878	1,205
Brokered time deposits	(720)	214	(506)	507	475	982
Savings deposits	(37)	230	193	(50)	12	(38)
Interest-bearing demand	979	869	1,848	420	1,674	2,094
Short-term borrowings	245	(65)	180	36	242	278
FHLB advances	(123)	93	(30)	(462)	184	(278)
Trust preferred securities	914	—	914	na	na	na
Total Interest Expense	5,365	3,092	8,457	1,991	5,242	7,233
Net Interest Income (FTE)	$2,388	$(1,213)	$1,175	$(235)	$(1,120)	$(1,355)

     The impact of balance sheet growth and changing rates can be seen in Table 3, which segments the change in net interest income into volume and rate components. Total interest income on a fully tax equivalent basis was $59,144 in 2007 as compared to $49,511 in 2006. This is an increase of $9,633 or 19.5%. Of this increase, $7,753 was due to volume and $1,879 to rate. When comparing 2007 to 2006, the contribution from balance sheet growth improved, and rates provided a positive contribution as well. Total interest expense was $29,092 in 2007 as compared to $20,635 in 2006. This is an increase of $8,457, or 41.0%. Of this increase, $5,365 was due to volume and $3,092 to rate.

     Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Competitive margin pressure and stiff competition in our markets resulted in a $1,213 reduction in net interest income due to rising rates. This was offset by an increase in net interest income of $2,388 due to increases in the volume of loans and deposits, for a resulting increase in net interest income (FTE) of $1,175.

   2006 versus 2005 Net Interest Income Comparison

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

     Average earning assets increased $24,379, or 3.3%, to $763,899 in 2006 as compared to $739,520 for the same period of 2005. Average loans increased $16,357, or 2.8%, to $601,119 in 2006 as compared to $584,762 in 2005. The average increase of $16,357 was due primarily to an increase in the commercial loan portfolio of $10,807, an increase in installment loans of $2,111, an increase in home equity loans of $2,199 and an increase of $4,872 in purchased installment loans. Partially offsetting this growth was runoff of real estate mortgages of $3,632. Loan growth in all areas, except installment loans, was slower in 2006 than what had been experienced in 2005 and 2004. The increase in average loans was primarily funded with $44,033 of deposit growth. Noninterest-bearing deposits were weak in 2006 declining $8,953, or 9.7%, however interest- bearing deposits grew $52,986, or 9.8%. The interest-bearing deposit growth experienced in consumer time deposits was $32,754, or 18.2%, interest-bearing demand growth was $15,838, or 9.1%, brokered time deposit growth was $12,774, or 31.2% and public time deposit growth was $7,103, or 15.1% . Offsetting a portion of this growth was a $15,483 decline in savings deposits. The Bank began to use brokered time deposits in 2004 as an alternative wholesale funding source. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities.

     Total interest income was $49,511 in 2006 as compared to $43,633 in 2005, an increase of $5,878, or 13.5% . Of this increase, $1,756 was due to volume and $4,123 to rate. When comparing 2006 to 2005, the contribution from balance sheet growth improved, and rates provided a positive contribution as well. Total interest expense was $20,635 in 2006 as compared to $13,402 in 2005. This is an increase of $7,233, or 54.0% . Of this increase, $1,991 was due to volume and $5,242 to rate.

     While rising rates generally benefit the Corporation, competitive margin pressure and stiff competition in our markets in 2006 resulted in a $1,119 reduction in net interest income due to rising rates. Also impacting the net interest margin was a continuing shift of savings accounts to higher cost money market accounts and retail time deposits. The deposit mix changes during 2006 resulted in a $235 reduction in net interest income due to volume decreases. Additionally, the Corporation continued to increase its use of brokered time deposits during this period, which were more expensive than deposits generated through our retail branch system.

   Noninterest Income

Table 4: Details of Noninterest Income

	Year ended December 31,
				2007 versus	2006 versus
	2007	2006	2005	2006	2005
			(Dollars in thousands)
Investment and trust services	$2,170	$2,079	$1,940	4.38%	7.16%
Deposit service charges	4,725	4,533	4,219	4.24%	7.44%
Other service charges and fees	2,339	1,948	1,895	20.07%	2.80%
Mortgage banking revenue	—	—	959	n/a	-100.00%
Income from bank owned life insurance	732	739	600	-0.95%	23.17%
Other income	396	215	479	84.19%	-54.91%
Total fees and other income	10,362	9,514	10,092	8.91%	-5.72%
Gain (loss) on sale of securities	274	—	173	nm	-100.58%
Gain on sale of loans	766	—	132	nm	-96.21%
Gains (loss) on sale of other assets	97	237	(20)	0.00%	-1260.0%
Total noninterest income	$11,499	$9,751	$10,377	17.93%	-6.03%

  2007 vs 2006 Noninterest Income Comparison

  Total noninterest income was $11,499 in 2007 as compared to $9,751 in 2006. This was an increase of $1,748, or 17.9%. Core noninterest income, which consists of noninterest income before other income and gains and losses, was $9,966 in 2007 as compared to $9,299 in 2006. This was an increase of $667, or 7.2%.

Trust and investment management fees increased $91, or 4.4%, during 2007 in comparison to 2006. Net trust commission decreased $10, or 3.0%, in 2007 from the same period in 2006. This was offset by an increase in net brokerage fee income, through Investment Centers of America, Inc., which was $136 in 2007, in comparison to $35 in 2006, due to increased marketing efforts in this area.

     Overall, deposit service charges and electronic banking fees increased 9.0% to $7,064 in 2007, as compared to $6,481 in 2006. Deposit service charges consist largely of overdraft, stop payment and return item fees amounting to $4,052 during 2007. Electronic banking fees include debit, ATM and merchant services. Management attributes this continued momentum in overall growth to continued aggressive sales and marketing efforts.

     Other income was $396 in 2007 as compared to $215 in 2006. This was an increase of $181, or 84.2%. Other income consists of miscellaneous fees such as safe deposit box rentals and fees, gift card income and Other Real Estate Owned rental income. Also included in other income are servicing fees from sold loans. During 2007, the Corporation established a secondary market mortgage sales program, through which the Corporation sold mortgage loans to Freddie Mac. The Corporation also sold high quality indirect loans, generated primarily through Morgan Bank. The Corporation retains the servicing rights for both sold mortgages and indirect loans. Income produced from servicing fees for 2007 increased $160 over 2006. Gains on the sale of mortgage and indirect loans during 2007 were $362 and $404, respectively.

     Gains on the sale of Other Real Estate Owned were $87 in 2007; in addition $10 was recorded on the sale and/or disposal of miscellaneous assets. During the fourth quarter of 2006, the land and buildings formerly housing the Westlake Loan Production Office, were sold resulting in a gain of $231. Gains on the sale and mark-to-market adjustments of trading securities were $274 during 2007.

  2006 vs 2005 Noninterest Income Comparison

     Total noninterest income was $9,751 in 2006 as compared to $10,377 in 2005. This was a decrease of $626, or 6.0%. Core noninterest income, which consists of noninterest income before other income and gains and losses, was $9,299 in 2006 as compared to $9,613 in 2005. This was a decrease of $314, or 3.3%.

     Trust and investment management fees increased $139, or 7.2%, during 2006 in comparison to 2005. Net trust commission increased $112, or 5.8%, in 2006 over the same period in 2005. Net brokerage fee income, through Investment Centers of America, Inc., was $35 in 2006, in comparison to $8 in 2005. Trust and investment management fee revenue was positively impacted by the performance of the S&P 500 index and pricing adjustments, which more than offset competitive pressures.

     Deposit service charges were $4,533 in 2006 as compared to $4,219 in 2005. This was an increase of $314, or 7.4%. Charges and fees, consisting primarily of overdraft fees, increased $471, or 14.1%, in 2006 over the same period 2005. Management attributes this overall growth to aggressive sales and marketing efforts this year. The Corporation, however, experienced weaker business account growth during 2006 compared in 2005.

     Electronic banking fees were $1,948 in 2006 as compared to $1,895 in 2005. This is an increase of $53, or 2.8%. Electronic banking fees include debit, ATM and merchant services. Merchant service income, which is outsourced and a fee is received, increased $58, or 7.2%, over 2005. ATM fees increased $13, or 1.8%, over 2005.

     During the fourth quarter 2005, the operations of LNB Mortgage, LLC were closed. This eliminated the mortgage banking revenue as well as the expenses related to its generation.

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

     During the fourth quarter of 2006, the land and buildings formerly housing the Westlake LPO, were sold resulting in a gain of $231. During 2005 several small equity securities and non-rated municipal bonds were sold resulting in a gain of $173. Gain on sale of loans was $132 in 2005. During 2006, a gain of $5 was recognized on the sale of other real estate owned.

  Noninterest Expense

Table 5: Details on Noninterest Expense

	Year ended December 31,
				2007 versus	2006 versus
	2007	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$15,708	$14,894	$15,057	5.47%	-1.08%
Furniture and equipment	3,515	2,984	3,001	17.79%	-0.57%
Net occupancy	2,256	1,905	1,830	18.43%	4.10%
Outside services	1,815	1,609	1,925	12.80%	-16.42%
Marketing and public relations	1,116	1,279	1,249	-12.74%	2.40%
Supplies and postage	1,357	1,236	1,245	9.79%	-0.72%
Telecommunications	849	751	1,167	13.05%	-35.65%
Ohio Franchise tax	788	817	772	-3.55%	5.83%
Electronic banking expense	210	618	542	-66.02%	14.02%
Other expense	4,137	2,892	3,479	43.05%	-16.87%
Total noninterest expense	$31,751	$28,985	$30,267	9.54%	-4.24%

  2007 versus 2006 Noninterest Expense Comparison

     Noninterest expense was $31,751 in 2007 as compared to $28,985 in 2006. This is an increase of $2,766, or 9.5%. Increases of approximately $1,101 in occupancy, postage, supplies and delivery, telephone and furniture and equipment primarily are associated with the Morgan acquisition as well as other facilities opened over the past two years. The increase of $54 in intangible assets includes the amortization of core deposit intangibles also related to the Morgan acquisition. Morgan contributed approximately $365 of salaries and employee benefit expense in 2007. While making these significant investments for the future, the Company has had success in limiting related increases in overhead expense, with a less than a 10% overall increase in noninterest expense over the previous year. The increase in noninterest expense also includes an increase of $454 in expenses related to Other Real Estate Owned such as real estate taxes and insurance costs, as well as an increased level of other operating charge-offs and losses primarily related to overdrafts as the economy continues to weaken. Operating charge-offs increased $166 in 2007 over the same period in 2006.

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

     Furniture and equipment decreased $17, or 0.6%, in 2006 as compared to 2005. Leased equipment expense increased $81 over 2005, primarily due to new mainframe computer and telephone equipment leases placed in service in mid 2005. 2006 carried the full expense of these leases. The increase in leased equipment cost was off-set by a decrease in depreciation expense of $97.

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

2007 versus 2006 Income taxes

     The Corporation recognized tax expense of $1,651 during 2007 and $1,669 for 2006. This is a decrease of $18, or 1.1% from 2006. The Corporation’s effective tax rate was 23.1% for 2007 as compared to 23.5% for the same period 2006. On December 29, 2003, North Coast Community Development (NCCDC), a wholly owned subsidiary of The Lorain National Bank, received official notification of a new market tax credit award. Over the remaining nine years of the award, it is expected that projects will be financed, which should improve the overall economic conditions in Lorain County, and generate additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $8,620 at December 31, 2007, generating a tax credit of $476. At December 31, 2006 qualified investments in NCCDC were $8,020, generating a tax credit of $401. Investment tax credit for the first three years is 5%, and 6% for the next four for each layer added.

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

   Balance Sheet Analysis

    Overview

     The Corporation’s total assets at December 31, 2007 were $1,056,645 as compared to $851,098 at December 31, 2006. This is an increase of $205,547, or 24.2%. Total securities increased $58,347, or 36.7%, over December 31, 2006. Portfolio loans increased $125,265, or 19.9%, over December 31, 2006. The acquisition of Morgan Bancorp, Inc. and its wholly owned subsidiary, Morgan Bank, NA during the second quarter of 2007 contributed $135,640 in assets. Total deposits at December 31, 2007 were $856,941 as compared to $717,261 at December 31, 2006. Total interest-bearing liabilities were $875,061 as compared to $683,294 at December 31, 2006.

Securities

     The distribution of the Corporation’s securities portfolio at December 31, 2007 and December 31, 2006 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 15.4% trading securities, 82.5% available for sale securities and 2.1% Federal Home Loan Bank and Federal Reserve Bank stock. Available for sale securities are comprised of 50.7% U.S. Government agencies, 40.7% U. S. agency mortgage backed securities, 8.5% municipal securities and 0.1% miscellaneous equity securities. At December 31, 2007 the available for sale securities portfolio had a temporary unrealized loss of $220, representing 0.1% of the total amortized cost of the Bank’s available for sale securities. The unrealized loss at December 31, 2006 was $2,771. The change year-over-year reflects the early election of SFAS 159 on January 1, 2007 in which approximately $51,000 in securities were permanently marked-to-market and the proceeds from sale or maturity of securities in 2007 that have been reinvested at current market rates. New investments are primarily in three to four year average life agencies and four to five year average life mortgage backed securities and intermediate, high quality municipal bonds. Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2007.

Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5	From 5 to	After 10	At December 31,
	Years	10 Years	Years	2007	2006	2005
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and
corporations	$90,046	$—	$—	$90,046	$75,193	$74,294
Mortgage backed securities	12,977	4,888	54,669	72,534	71,439	71,716
State and political subdivisions	2,061	6,196	6,704	14,961	11,494	9,231
Equity Securities	152	—	—	152	52	52
Total securities available for sale	$105,236	$11,084	$61,373	$177,693	$158,178	$155,293

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5	From 5 to	After 10	At December 31,
	Years	10 Years	Years	2007	2006	2005
Securities available for sale:
U.S. Government agencies and corporations	4.62%	0.00%	0.00%	4.62%	4.09%	3.45%
Mortgage backed securities	4.84	4.60	5.45	5.28	4.25	4.04
State and political subdivisions	6.70	4.29	3.93	4.46	6.53	5.88
Equity securities	5.26	—	—	5.26	5.26	6.00
Total securities available for sale	4.69%	4.43%	5.28%	4.88%	4.27%	3.78%
____________________

(1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

   Loans

     The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.

     Total portfolio loans at December 31, 2007 were $753,598. This is an increase of $125,265, or 19.9% over December 31, 2006. At December 31, 2007, commercial loans represented 57.5%, and real estate mortgage loans represented 13.3% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 29.2% of total portfolio loans.

     Commercial loans were $433,081 at December 31, 2007. This was an increase of $59,026, or 15.8%, over December 31, 2006. Commercial loans are primarily made to local businesses in the form of lines-of-credit, equipment or plant facilities to local businesses.

     Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Since the acquisition of Morgan Bank in 2007, consumer loans previously purchased from Morgan Bank, N.A, are included with installment loans. Consumer loans increased $65,002, or 41.9%, in comparison to December 31, 2007.

     Real estate mortgages are construction and 1-4 family mortgage loans. Construction loans comprised $3,355 of the $100,419 real estate mortgage loan portfolio at December 31, 2007. At December 31, 2007, mortgage loans had increased $1,237, or 1.3%, in comparison to December 31, 2006. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.

     Loans held for sale, and not included in portfolio loans, were $4,724 at December 31, 2007. Mortgage loans represented 31.4%, and installment loans represented 68.6% of loans held for sale. There were no commercial loans held for sale at December 31, 2007. There were no loans held for sale at December 31, 2006.

     Loan balances and loan mix are presented by type for the five years ended December 31, 2007 in Table 8.

Table 8: Loan Portfolio Distribution

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial	$433,081	$374,055	$363,144	$339,439	$303,347
Real estate mortgage	100,419	99,182	81,367	112,787	113,649
Home equity lines of credit	80,049	70,028	66,134	62,143	57,762
Purchased installment	—	43,019	42,023	27,833	7,218
Installment	140,049	42,049	38,343	33,022	51,999
Credit Cards	—	—	—	—	—
Total Loans	753,598	628,333	591,011	575,224	533,975
Allowance for loan losses	(7,820)	(7,300)	(6,622)	(7,386)	(7,730)
Net Loans	$745,778	$621,033	$584,389	$567,838	$526,245

	At December 31,
	2007	2006	2005	2004	2003
Loan Mix Percent
Commercial	57.5%	59.5%	61.4%	59.1%	56.8%
Real Estate Mortgage	13.3	15.8	13.8	19.6	21.3
Home Equity lines of credit	10.6	11.1	11.2	10.8	10.8
Purchased installment	0.0	6.9	7.1	4.8	1.4
Installment	18.6	6.7	6.5	5.7	9.7
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

     Table 9 shows the amount of commercial loans outstanding as of December 31, 2007 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in one year or less classification.

Table 9: Commercial Loan Maturity and Repricing Analysis

At December 31, 2007
(Dollars in thousands)
Maturing and repricing in one year or less	$253,325
Maturing and repricing after one year but within five years	107,559
Maturing and repricing beyond five years	72,197
Total Commercial Loans	$433,081

Funding Sources

     The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Demand deposits	$84,352	$83,777	$92,730	0.00%	0.00%	0.00%
Interest checking	232,691	189,173	173,335	2.53%	2.13%	1.12%
Savings deposits	80,513	86,325	101,808	0.60%	0.34%	0.33%
Consumer time deposits	289,906	212,579	179,825	4.70%	4.08%	3.16%
Public time deposits	69,804	54,248	47,145	5.21%	5.08%	3.29%
Brokered time deposits	36,497	53,716	40,942	5.22%	4.49%	3.49%
Total Deposits	793,763	679,818	635,785	3.22%	2.67%	1.72%
Short-term borrowings	26,334	20,759	19,892	4.13%	4.32%	3.11%
FHLB borrowings	37,088	43,948	61,283	4.19%	3.61%	3.04%
Junior subordinated debentures	13,465	—	—	6.79%	n/a	n/a
Total borrowings	76,887	64,707	81,175	4.63%	3.83%	3.06%
Total funding	$870,650	$744,525	$716,960	3.34%	2.77%	1.87%

     The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts, and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2007.

     Average deposit balances grew 16.8% in 2007 compared to increases of 6.9% in 2006 and 7.9% in 2005. The Corporation benefits from a large concentration of low-cost local deposit funding. These funding sources include demand deposits, interest checking accounts and savings deposits. These sources, which experienced a decline of 2.4% between 2006 and 2005, increased 10.7% during 2007 in comparison to 2006. The mix of low-cost funding to time deposits has decreased over the last three years with the concentration of these accounts to total average deposits at 50.0% in 2007, 52.8% in 2006 and 57.9% in 2005. Low-cost funds had an average yield of 1.6% in 2007 as compared to 1.2% in 2006 and .62% in 2005. Included in these funds are money market accounts which carried an average yield of 3.6% in 2007 as compared to 3.2% in 2006. Average time deposits were $396,207 in 2007 as compared to $320,543 in 2006. This was an increase of $75,664, or 23.6%. Brokered time deposits and public fund time deposits represented 26.8% and 33.7% of total average time deposits during 2007 and 2006, respectively. Of the $101,870 in deposits contributed by Morgan Bank at fair market value on the acquisition date of May 10, 2007, time deposits represented 36.58%, while money market and interest-bearing checking accounts were 25.93% and 21.19%, respectively.

     The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

Borrowings

     The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of December 31, 2007, the Corporation had $42,105 of short-term borrowings which consisted of $20,000 of Federal Funds borrowed and $22,105 in repurchase agreements Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $44,207 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $35,086 at December 31, 2006. Maturities of long-term Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.

Liquidity

     Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity is achieved by managing the cashflow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2007 the Bank was in compliance with these policy limits.

     In addition to maintaining a stable source of core deposits, the Bank manages adequate liquidity by assuring continual cash flow in the securities portfolio. At December 31, 2007, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $95,298 and $173,549 in the next 36 months.

     The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. Table 11 highlights the liquidity position of the Bank including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2007.

Table 11: Liquidity

	Borrowing	Unused
	Capacity	Capacity
	(Dollars in thousands)
FHLB Cincinnati	$82,675	$38,400
FRB Cleveland	4,785	4,785
Federal Funds Lines	52,750	32,750
Total	$140,210	$75,935

     LNB Bancorp, Inc. is the financial holding company of The Lorain National Bank and conducts no operations. Its only ongoing need for liquidity is the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from The Lorain National Bank. Dividends from The Lorain National Bank are restricted by regulation. At December 31, 2007, the Corporation also had certain short-term investments in the amount of $414 which may be used for dividends and other corporate purposes. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit, but no such agreements were in place and there was no amount outstanding as of December 31, 2007.

Capital Resources

     The Corporation continues to maintain a capital position that it believes is appropriate. Total shareholders’ equity was $82,653 at December 31, 2007. This is an increase of 20.3% over December 31, 2006. Shareholders equity was increased by the issuance of 851,990 of the Corporation’s common shares in connection with the Morgan Bank acquisition on May 10, 2007 at the closing market price on that date of $14.23 per share. Net income also increased total shareholders’ equity by $5,512. Other factors increasing shareholders’ equity were a $1,359 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $58 increase for share-based payment arrangements, net of tax. The factors decreasing total shareholders’ equity during 2007 were cash dividends payable to shareholders of $5,097. The Corporation held 328,194 shares of common stock as treasury stock at December 31, 2007, at a cost of $6,092.

     Total cash dividends declared in 2007 by the Board of Directors was $5,097 as compared to $4,641 in 2006. In each of the last 21 years, the Board of Directors has approved a regular cash dividend. Any future dividend is subject to Board approval. The dividend payout ratio, representing dividends per share divided by earnings per share, was 91.1% and 85.7% for the years 2007 and 2006, respectively. The increase in the dividend payout ratio is above the long-term target ratio established by the Board of Directors, but represents the Corporation’s expectation for the near-term recovery of both revenue and earnings growth.

     At December 31, 2007, the Corporation’s market capitalization was $106,881 compared to $103,421 at December 31, 2006. There were 2,043 shareholders of record at December 31, 2007. LNB Bancorp, Inc.’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”

     On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of December 31, 2007, the Corporation had repurchased an aggregate of 202,500 shares under this program.

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

Contractual Obligations and Commitments

     Contractual obligations and commitments of the Corporation at December 31, 2007 are as follows:

Table 12: Contractual Obligations

			Four
		Two and	and	Over
	One Year	Three	Five	Five
	or Less	Years	Years	Years	Total
	(Dollars in thousands)
Short-term borrowings	$42,105	$—	$—	$—	$42,105
FHLB advances	30,803	10,833	—	2,571	44,207
Operating Leases	1,066	1,220	728	1,143	4,157
Benefit payments	329	684	1,127	2,640	4,780
Severance Payments	138	255	198	—	591
Total	$74,441	$12,992	$2,053	$6,354	$95,840

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

   FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates (“SFAS 159”). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation elected early adoption of SFAS 159 as of January 1, 2007 and has included disclosures in accordance with the requirements.

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

   FASB Statement No. 157, Fair Value Measurements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of SFAS 157 was required effective January 1, 2007 as the Corporation elected early adoption of SFAS 159. Upon adoption of SFAS 159, the Corporation has developed a framework to measure the fair value of financial assets and financial liabilities and expanded disclosures in accordance with the requirements.

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

     The Corporation’s progress in improving its credit quality in the commercial real estate development sector is reflected in a lower level of nonperforming loans at December 31, 2007 as compared to December 31, 2006. During 2006, weaker general economic conditions, especially in residential and commercial development lending, combined with the need to further strengthen underwriting and portfolio management controls resulted in higher levels of nonperforming loans and potential problem loans.

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

     Nonperforming loans at December 31, 2007 were $10,831 as compared to $12,812 at December 31, 2006, a decrease of $1,981. Of this total, commercial loans were $7,927 as compared to $10,322 at December 31, 2006. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At December 31, 2007, construction and land development represented $2.8 million of the total commercial loan nonperforming, with non-farm, non-residential representing about $4.1 million, and the remaining being commercial and industrial. All nonperforming loans are being actively managed.

     Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2007 was 2.3% of total loans as compared to 2.9% at December 31, 2006. Total 30-90 day delinquency was unchanged at 0.9% of total loans between year-end 2006 and December 31, 2007. 30-90 day delinquency as a percent of loan type is under 1% for all loan types except loans to individuals which is 1.0% and non-farm, non-residential commercial real estate which was 1.4% . The non-farm, non-residential ratio represents $3.9 million of balances and is up about $2.6 million since year-end 2006.

     Other foreclosed assets were $2,478 as of December 31, 2007, an increase of $1,189 from December 31, 2006. The $2,478 is comprised of nine commercial properties totaling $1,641 and four 1-4 family residential properties totaling $837. This compares to $344 in 1-4 family residential properties with the remainder in commercial properties as of December 31, 2006.

     Table 13 sets forth nonperforming assets for the period ended December 31, 2007.

Table 13: Nonperforming Assets

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial loans	$7,927	$10,322	$5,129	$3,255	$4,104
Real estate mortgage	2,097	2,165	1,182	1,116	821
Home equity lines of credit	429	168	25	400	89
Purchased installment	—	—	—	—	—
Installment loans	378	157	158	150	140
Total nonperforming loans	10,831	12,812	6,494	4,921	5,154
Other foreclosed assets	2,478	1,289	432	420	589
Total nonperforming assets	$13,309	$14,101	$6,926	$5,341	$5,743
Loans 90 days past due accruing interest	$—	$—	$—	$—	$46
Allowance for loan losses to nonperforming loans	72.2%	57.0%	102.0%	150.1%	150.0%

Provision and Allowance for Loan Losses

     The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 14 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended 2007.

Table14: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$7,300	$6,622	$7,386	$7,730	$6,653
Charge-offs:
Commercial	(2,179)	(1,120)	(1,582)	(1,619)	(1,207)
Real estate mortgage	(304)	(171)	(28)	(21)	(1)
Home equity lines of credit	(61)	(81)	(146)	(109)	(22)
Purchased installment	(37)	(69)	(65)	—	—
Installment	(495)	(347)	(435)	(591)	(728)
DDA Overdrafts	(256)	(240)	—	—	—
Total charge-offs	(3,332)	(2,028)	(2,256)	(2,340)	(1,958)
Recoveries:
Commercial	150	153	75	71	87
Real estate mortgage	21	9	—	—	—
Home equity lines of credit	25	—	1	1	—
Purchased installment	—	—	3	—	—
Installment	249	150	165	176	253
DDA Overdrafts	54	114	—	—	—
Total Recoveries	499	426	244	248	340
Net Charge-offs	(2,833)	(1,602)	(2,012)	(2,092)	(1,618)
Provision for loan losses	2,255	2,280	1,248	1,748	2,695
Allowance from merger	1,098	—	—	—	—
Balance at end of year	$7,820	$7,300	$6,622	$7,386	$7,730

     The allowance for loan losses at December 31, 2007 was $7,820 or 1.0% of outstanding loans, compared to $7,300 or 1.2% of outstanding loans at December 31, 2006. The allowance for loan losses was 72.2% and 57.0% of nonperforming loans at December 31, 2007 and 2006, respectively.

     Net charge-offs for the year ended December 31, 2007 were $2,833, as compared to $1,602 for the year ended December 31, 2006. Net charge-offs as a percent of average loans in 2007 was 0.4% , as compared to 0.3% in 2006.

     Direct deposit account overdrafts were charged to the allowance for loan losses for the first time in 2006 and accounted for $202 and $126, respectively, of the net charge-offs in 2007 and 2006. These charges were previously expensed directly to noninterest expense. For comparison purposes the net overdraft charge-offs expensed to noninterest expense in 2005 was $31.

     The provision charged to expense was $2,255 for the year ended December 31, 2007 as compared to $2,280 for the same period 2006. The Company has experienced a decline in nonperforming loans and in substandard loans. The charge-offs have increased in 2007 as the level of problem loans is resolved and asset quality is stable at December 31, 2007. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2007. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

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

     Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2007, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $567, or 1.9%, and in a -200 basis point shock, net interest income would decrease $807, or 2.7%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

     The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2007, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 16.7% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 17.4%.

Table 15: GAP Analysis:

		At December 31, 2007
	Under 3	3 to 12				After 15
	Months	Months	1 to 3 Years	3-5 Years	5-15 Years	Years	Total
	(Dollars in thousands)
Earning Assets:
Securities and short-term
investments	$20,131	$31,190	$35,612	$47,593	$48,082	$—	$182,608
Trading securities	33,402	—	—	—	—		33,402
Loans	364,051	52,028	100,539	129,804	111,242	658	758,322
Total earning assets	$417,584	$83,218	$136,151	$177,397	$159,324	$658	$974,332

Interest-bearing liabilities:
Consumer time deposits	$146,731	$247,198	$39,028	$3,866	$—	$—	$436,823
Money Market deposits	129,961	—	—	—	—	—	129,961
Savings deposits	—	—	81,293	—	—	—	81,293
Interest-bearing demand deposits	—	—	120,052	—	—	—	120,052
Short-term borrowings	7,701	23,102	—	—	—	—	30,803
Long-term debt	—	—	10,830	—	2,574	20,600	34,004
Fed Funds, Repos, Other	42,105	—	—	—	—	—	42,105
Total interest-bearing liabilities	$326,498	$270,300	$251,203	$3,866	$2,574	$20,600	$875,041

Cumulative interest rate gap	$91,086	$(95,996)	$(211,048)	$(37,518)	$119,233	$99,291
RSA/RSL	128%	84.0%	75.0%	96.0%	114.0%	111.0%	—

		At December 31, 2006
	Under 3	3 to 12				After 15
	Months	Months	1 to 3 Years	3 - 5 Years	5 - 15 Years	Years	Total
	(Dollars in thousands)
Earning Assets:
Securities and short-term
investments	$17,660	$21,560	$62,367	$34,578	$25,529	$—	$161,694
Loans	381,679	32,051	53,691	84,230	76,131	551	628,333
Total earning assets	$399,339	$53,611	$116,058	$118,808	$101,660	$551	$790,027

Interest-bearing liabilities:
Consumer time deposits	$102,938	$190,743	$48,654	$5,309	$—	$—	$347,644
Money Market deposits	109,774	—	—	—	—	—	109,774
Savings deposits	—	—	80,086	—	—	—	80,086
Interest-bearing demand deposits	—	—	88,540	—	—	—	88,540
Short-term borrowings	3,750	11,250	—	—	—	—	15,000
Long-term debt	—	—	18,006	2,000	80	—	20,086
Fed Funds, Repos, Other	22,163	—	—	—	—	—	22,163
Total interest-bearing liabilities	$238,625	$201,993	$235,286	$7,309	$80	$—	$683,293

Cumulative interest rate gap	$160,715	$12,332	$(110,895)	$604	$102,183	$102,734
RSA/RSL	167%	103.0%	84.0%	100.0%	115.0%	115.0%	—

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LNB Bancorp, Inc.

     We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LNB Bancorp, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, LNB Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

March 11, 2008
Auburn Hills, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
LNB Bancorp, Inc.:

     We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of LNB Bancorp, Inc. and subsidiaries (Company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LNB Bancorp, Inc. and subsidiaries for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Cleveland, Ohio
March 13, 2006

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(Dollars in thousands
	except share amounts)
ASSETS
Cash and due from Banks (Note 3)	$23,523	$29,122
Securities: (Note 5)
Trading securities, at fair value	33,402	—
Available for sale, at fair value	179,424	155,810
Federal Home Loan Bank and Federal Reserve Bank Stock	4,579	3,248
Total securities	217,405	159,058
Loans held for sale	4,724	—
Loans:
Portfolio loans	753,598	628,333
Allowance for loan losses (Note 7)	(7,820)	(7,300)
Net loans	745,778	621,033
Bank premises and equipment, net (Note 8)	13,328	12,599
Other real estate owned	2,478	1,289
Bank owned life insurance	15,487	14,755
Goodwill, net (Note 4)	21,570	2,827
Intangible assets, net (Note 4)	1,280	79
Accrued interest receivable	4,074	3,939
Other assets (Note 13)	6,998	6,397
Total Assets	$1,056,645	$851,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (Note 9)
Demand and other noninterest-bearing	$88,812	$91,216
Savings, money market and interest-bearing demand	331,306	278,401
Certificates of deposit	436,823	347,644
Total deposits	856,941	717,261
Short-term borrowings (Note 10)	42,105	22,163
Federal Home Loan Bank advances (Note 11)	44,207	35,086
Junior subordinated debentures (Note 12)	20,620	—
Accrued interest payable	4,620	3,698
Accrued taxes, expenses and other liabilities (Note 13)	5,499	4,193
Total Liabilities	973,992	782,401
Shareholders' Equity (Notes 14 and 15)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at December 31, 2007 and 6,771,867 at
December 31,2006	7,624	6,772
Preferred Shares, Series A Voting, no par value, authorized 750,000 shares,
none issued at December 31, 2007 and 2006	—	—
Additional paid-in capital	37,712	26,382
Retained earnings	42,951	43,728
Accumulated other comprehensive income (loss)	458	(2,093)
Treasury shares at cost, 328,194 shares at December 31, 2007 and at
December 31, 2006	(6,092)	(6,092)
Total Shareholders' Equity	82,653	68,697
Total Liabilities and Shareholders' Equity	$1,056,645	$851,098

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands except share
	and per share amounts)
Interest Income
Loans	$49,889	$42,800	$38,145
Securities:
U.S. Government agencies and corporations	7,588	5,699	4,487
State and political subdivisions	606	464	439
Other debt and equity securities	285	202	224
Federal funds sold and short-term investments	394	77	137
Total interest income	58,762	49,242	43,432
Interest Expense
Deposits	25,535	18,145	10,913
Federal Home Loan Bank advances	1,555	1,585	1,862
Short-term borrowings	1,088	905	627
Junior subordinated debenture	914	—	—
Total interest expense	29,092	20,635	13,402
Net Interest Income	29,670	28,607	30,030
Provision for Loan Losses (Note 7)	2,255	2,280	1,248
Net interest income after provision for loan losses	27,415	26,327	28,782
Noninterest Income
Investment and trust services	2,170	2,079	1,940
Deposit service charges	4,725	4,533	4,219
Other service charges and fees	2,339	1,948	1,895
Mortgage banking revenue	—	—	959
Income from bank owned life insurance	732	739	600
Other income	396	215	479
Total fees and other income	10,362	9,514	10,092
Securities gains (losses), net	274	—	173
Gains on sale of loans	766	—	132
Gains (loss) on sale of other assets, net	97	237	(20)
Total noninterest income	11,499	9,751	10,377
Noninterest Expense
Salaries and employee benefits (Notes 18 & 19)	15,708	14,894	15,057
Furniture and equipment	3,515	2,984	3,001
Net occupancy (Note 8)	2,256	1,905	1,830
Outside services	1,815	1,609	1,925
Marketing and public relations	1,116	1,279	1,249
Supplies, postage and freight	1,357	1,236	1,245
Telecommunications	849	751	1,167
Ohio Franchise tax	788	817	772
Intangible asset amortization	167	113	113
Electronic banking expenses	210	618	542
Loan and Collection Expense	758	768	836
Other expense	3,212	2,011	2,530
Total noninterest expense	31,751	28,985	30,267
Income before income tax expense	7,163	7,093	8,892
Income tax expense (Note 13)	1,651	1,669	2,479
Net Income	$5,512	$5,424	$6,413
Net Income Per Common Share
Basic	$0.79	$0.84	$0.97
Diluted	0.79	0.84	0.97
Dividends declared	0.72	0.72	0.72
Average Common Shares Outstanding
Basic	6,992,215	6,461,892	6,612,803
Diluted	6,992,215	6,462,094	6,612,852

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands except share and per share amounts)
Balance, January 1, 2005	$6,766	$26,243	$41,292	$(1,297)	$(2,430)	$70,574
Comprehensive income:
Net Income			6,413			6,413
Other comprehensive loss, net of tax:
Minimum pension liability				(129)		(129)
Change in unrealized gains and losses on
securities				(1,570)		(1,570)
Total comprehensive income						4,714
Issuance of common stock under employment
agreement	6	91				97
Purchase of 125,000 shares of Treasury Stock					(2,219)	(2,219)
Common dividends declared, $.72 per share			(4,760)			(4,760)
Balance, December 31, 2005	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income			5,424			5,424
Other comprehensive loss, net of tax:
Minimum pension liability				47		47
Change in unrealized gains and losses on
securities				856		856
Total comprehensive income						6,327
Share-based comprehensive income		48				48
Purchase of 77,500 shares of Treasury Stock					(1,443)	(1,443)
Common dividends declared, $.72 per share			(4,641)			(4,641)
Balance, December 31, 2006	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			(1,192)	1,192		—
Comprehensive income:
Net Income			5,512			5,512
Other comprehensive income, net of tax:
Minimum pension liability				(155)		(155)
Change in unrealized gains and losses on
securities				1,514		1,514
Total comprehensive income						6,871
Share-based compensation income		58				58
Issuance of 851,990 shares of common stock	852	11,272			—	12,124
Common dividends declared, $.72 per share			(5,097)			(5,097)
Balance, December 31, 2007	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating Activities
Net income	$5,512	$5,424	$6,413
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	2,255	2,280	1,248
Depreciation and amortization	1,730	1,631	1,776
Amortization of premiums and discounts	(16)	305	999
Amortization of intangibles	167	113	113
Amortization of mortgage servicing rights	153	51	56
Impairment of goodwill	—	—	311
Amortization of deferred loan fees	264	73	297
Federal deferred income tax expense (benefit)	182	(558)	291
Issuance of stock under employment agreement	—	—	97
Securities gains, net	(274)	—	(173)
Share-based compensation expense, net of tax	58	48	—
Net gain from loan sales	(766)	—	(132)
Net (gain) loss on sale of other assets	(97)	(237)	20
Net increase in accrued interest receivable and other assets	(4,257)	(2,881)	(1,582)
Net decrease in accrued interest payable, taxes and other liabilities	2,152	1,846	1,370
Net cash provided by operating activities	7,063	8,095	11,104
Investing Activities
Purchase of available-for-sale securities	(109,044)	(36,963)	(39,198)
Proceeds from sales of available-for-sale securities	—	—	26,343
Proceeds from maturities of available-for-sale securities	40,042	33,753	4,576
Purchase of trading securities	(65,082)	—	—
Proceeds from sale of trading securities	79,632	—	—
Purchase of Federal Reserve Bank Stock	(836)	—	—
Purchase of Federal Home Loan Bank Stock	(495)	(173)	(210)
Redemption of Federal Home Loan Bank Stock	—	570	598
Acquisition, net of cash and cash equivalents acquired	7,212	—	—
Net increase in loans made to customers	(38,909)	(41,519)	(23,529)
Proceeds from the sale of other real estate owned	1,139	1,487	692
Purchase of bank premises and equipment	(2,889)	(2,417)	(1,191)
Proceeds from sale of bank premises and equipment	15	668	55
Net cash used in investing activities	(89,215)	(44,594)	(31,864)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(11,751)	3,619	(8,683)
Net increase (decrease) in savings, money market and interest-
bearing demand	(2,358)	12,570	(14,338)
Net increase in certificates of deposit	51,920	60,856	57,694
Net increase (decrease) in short-term borrowings	18,222	(10,453)	997
Proceeds from loan sales	—	—	4,574
Proceeds from Federal Home Loan Bank advances	233,450	287,000	148,000
Prepayment of Federal Home Loan Bank advances	(228,453)	(305,810)	(163,400)
Purchase of treasury stock	—	(1,443)	(2,219)
Proceeds from issuance of junior subordinated debentures	20,620	—	—
Dividends paid	(5,097)	(4,641)	(4,760)
Net cash provided by financing activities	76,553	41,698	17,865
Net increase (decrease) in cash and cash equivalents	(5,599)	5,199	(2,895)
Cash and cash equivalents, January 1	29,122	23,923	26,818
Cash and cash equivalents, December 31	$23,523	$29,122	$23,923
Supplemental cash flow information
Interest paid	$28,170	$19,335	$12,448
Income taxes paid	1,968	2,768	2,355
Transfer of loans to other real estate owned	2,667	2,548	704

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

   Securities

     Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of December 31, 2007 and did not hold any trading securities as of December 31, 2006. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2007 and December 31, 2006, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

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

   Loans held for sale

     Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.

   Loans

     Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Loans acquired through business combinations are valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

   Servicing

     Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

(2) Earnings Per Share

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in
Basic Earnings per Share	6,992,215	6,461,892	6,612,803
Dilutive effect of incentive stock options	—	202	49
Weighted average shares outstanding used in
Diluted Earnings Per Share	6,992,215	6,462,094	6,612,852
Net Income	$5,512	$5,424	$6,413
Basic Earnings Per Share	$0.79	$0.84	$0.97
Diluted Earnings Per Share	$0.79	$0.84	$0.97

     The dilutive effect of incentive stock options for the year ended December 31, 2006 was 202. All outstanding options were anti-dilutive for the year ended December 31, 2007.

(3) Cash and Due from Banks

     Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The average required reserve balance was $5,840 and $12,834 during 2007 and 2006. The required ending reserve balance was $500 on December 31, 2007 and $12,692 on December 31, 2006.

(4) Goodwill and Intangible Assets

     On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,743. Goodwill is not deductible for tax purposes. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $88 in the period since acquisition to December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The estimated fair values of significant assets purchased and liabilities assumed related to the acquisition of Morgan Bank, NA were as follows:

(Dollars in Thousands)
Cash	$20,652
Loans, net of reserve for loan losses	92,019
Bank premises and equipment, net	731
Acquisition intangibles	20,110
Deposits	101,870
Short term borrowings	1,720
FHLB borrowings	4,124

     The consolidated statements of income reflect the operating results of the Morgan Bank division since the effective date of the acquisition. The following table presents pro forma information for the years ended December 31, 2007 and 2006 as if the acquisition of Morgan Bancorp, Inc. had occurred at the beginning of the years presented. The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates.

Consolidated Pro forma Statement of Income

	Year ended December 31,
	2007	2006
	(Dollars in thousands except
	per share amounts)
Total interest income	$61,335	$56,081
Noninterest income	11,639	11,437
Net Income	$3,852	$6,006
Net income per common share
Basic	$0.54	$.82
Diluted	$0.54	$.82

     The loss recorded on the Morgan Bancorp, Inc. statement of income for the period ended May 10, 2007 included loss on sale of securities of $739, and other employee expenses not previously accrued.

     The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles were fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan acquisition, follows:

	At December 31,
	2007	2006
	(Dollars in thousands)
Core deposit intangibles	$2,655	$1,287
Less: accumulated amortization	1,375	1,208
Carrying value of core deposit intangibles	$1,280	$ 79

     The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     Amortization expense for intangible assets was $167, $113 and $113 for the years ended December 31, 2007, 2006 and 2005, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2007. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

Core Deposits Intangibles
(Dollars in thousands)
2008	$ 137
2009	137
2010	137
2011	137
2012	137
2013 and beyond	595

(5) Securities

     The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2007 and 2006 follows:

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$90,046	$ 992	$ (87)	$90,951
Mortgage backed securities	72,534	585	(100)	73,019
State and political subdivisions	14,961	294	(33)	15,222
Equity securities	152	80	—	232
Total Securities	$177,693	$1,951	$(220)	$179,424

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$75,193	$ 4	$(969)	$74,228
Mortgage backed securities	71,439	21	(1,767)	69,693
State and political subdivisions	11,494	308	(35)	11,767
Equity securities	52	70	—	122
Total Securities	$158,178	$403	$(2,771)	$155,810

	Trading Securities held at December 31, 2007
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$33,388	$14	$—	$33,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The amortized cost, fair value and weighted average yield of available for sale debt securities by contractual maturity date at December 31, 2007 follows:

	At December 31, 2007
						Weighted
	Within	1 to	5 to	After		Average
	1 Year	5 Years	10 Years	10 Years	Total	Yield
	(Dollars in thousands)
U.S. Government agencies and corporations	$34,002	$56,044	$—	$—	$90,046	4.91%
Mortgage backed securities	—	12,977	4,888	54,669	72,534	5.28
State and political subdivisions	187	1,874	6,196	6,704	14,961	6.34
Equity securities	152	—	—	—	152	5.26
Amortized cost	$34,341	$70,895	$11,084	$61,373	$177,693	5.03%
Fair Value	$34,343	$71,864	$11,180	$62,037	$179,424	4.80%

     Trading securities carried a weighted average yield of 4.6% at December 31, 2007.

     Realized gains and losses related to securities available-for-sale for each of the three years ended December 31 follows:

	2007	2006	2005
	(Dollars in thousands)
Gross realized gains	$—	$—	$202
Gross realized losses	—	—	(29)
Net Securities Gains (Losses)	$—	$—	$173
Proceeds from the sale of available for sale securities	$—	$—	$26,343

     Net gains of $274 were recorded on the sale of trading securities during 2007. This included unrealized gains of $14 recorded to income on currently held trading securities. There were no trading securities held during 2006 or 2005.

     U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.

     The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $154,430 and $125,947 at December 31, 2007 and 2006, respectively.

     The securities portfolio contained $403 and $448 in non-rated securities of state and political subdivisions at December 31, 2007 and 2006, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $401 and $444 at December 31, 2007 and 2006, respectively. This portfolio of non-rated securities are short-term debt issues of two (2) local political subdivisions. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The following is a summary of securities that had unrealized losses at December 31, 2007 and 2006. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2007, the total unrealized losses of $220 were temporary in nature and due to the current level of interest rates.

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized		Unrealized		Unrealized
	Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agencies and
corporations	$4,998	$ (2)	$27,008	$ (85)	$32,006	$ (87)
Mortgage backed securities	11,890	(9)	5,534	(91)	17,424	(100)
State and political subdivisions	1,356	(13)	1,324	(20)	2,680	(33)
Total	$18,244	$(24)	$33,866	$(196)	$52,110	$(220)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agencies and
corporations	$15,969	$(27)	$53,259	$ (942)	$69,228	$(969)
Mortgage backed securities	6,526	(48)	56,828	(1,719)	63,354	(1,767)
State and political subdivisions	960	(10)	817	(25)	1,777	(35)
Total	$23,455	$(85)	$110,904	$(2,686)	$134,359	$(2,771)

(6) Transactions with Related Parties

     The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2007	2006
	(Dollars in thousands)
Amount at beginning of year	$24,825	$24,801
Additions (deductions)
New Loans	6,107	6,201
Repayments	(7,465)	(6,177)
Changes in directors and officers and /or affiliations, net	(634)	—
Amount at end of year	$22,833	$24,825

     The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $8,190 and $1,384, respectively at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(7) Loans and Allowance for Loan Losses

     Loan balances at December 31, 2007 and December 31, 2006 are summarized by purpose as follows:

	At December 31,
	2007	2006
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$74,379	$105,633
One to four family residential	213,238	190,884
Multi-family residential	24,473	21,754
Non-farm non-residential properties	275,552	195,547
Commercial and industrial loans	56,688	40,820
Personal loans to individuals	104,360	65,780
All other loans	4,908	7,915
Total loans	753,598	628,333
Allowance for loan losses	(7,820)	(7,300)
Net loans	$745,778	$621,033

     Activity in the allowance for loan losses for 2007, 2006 and 2005 is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at the beginning of year	$7,300	$6,622	$7,386
Provision for loan losses	2,255	2,280	1,248
Allowance from merger	1,098	—	—
Loans charged-off	(3,332)	(2,028)	(2,256)
Recoveries on loans previously charged-off	499	426	244
Balance at the end of the year	$7,820	$7,300	$6,622

     In 2005, substandard loans totaling $5.7 million were sold. As a result, loans charged-off in 2005 include $1,173 from the sale of these loans.

     Information regarding impaired loans is as follows:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Year-end impaired loans	$7,927	$14,777	$6,494
Amount of allowance specifically allocated to impaired loans	1,549	1,115	356
Average of impaired loans during the year	10,929	14,355	9,961
Interest income recognized during impairment	—	134	174
Nonaccrual loans at year end	10,831	12,812	6,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(8) Bank Premises, Equipment and Leases

     Bank premises and equipment are summarized as follows:

	At December 31
	2007	2006
	(Dollars in thousands)
Land	$2,662	$2,662
Buildings	11,933	11,672
Equipment	14,305	12,785
Purchased software	4,045	3,548
Leasehold improvements	1,044	948
Total cost	$33,989	$31,615
Less: accumulated depreciation and amortization	20,661	19,016
Net bank premises and equipment	$13,328	$12,599

     Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,466 in 2007, $1,389 in 2006 and $1,503 in 2005. Amortization of purchased software charged to noninterest expense amounted to $264 in 2007, $242 in 2006 and $273 in 2005.

     At December 31, 2007, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in
thousands)
2008	$1,066
2009	659
2010	561
2011	429
2012	299
2013 and thereafter	1,143
Total	$4,157

     Rentals paid under leases on Corporation premises and equipment amounted to $1,106 in 2007, $879 in 2006 and $663 in 2005.

(9) Deposits

     Deposit balances at December 31, 2007 and December 31, 2006 are summarized as follows:

	At December 31,
	2007	2006
	(Dollars in thousands)
Demand and other noninterest-bearing	$88,812	$91,216
Interest checking	120,052	88,541
Savings	81,293	80,086
Money market accounts	129,961	109,774
Consumer time deposits	344,279	225,947
Public time deposits	64,913	56,604
Brokered time deposits	27,631	65,093
Total deposits	$856,941	$717,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in thousands except per share amounts)

     The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $159,350 and $161,655 at December 31, 2007 and 2006, respectively. Brokered time deposits totaling $27,631 and $65,093 at December 31, 2007 and 2006, respectively, are included in these totals.

     The maturity distribution of certificates of deposit as of December 31, 2007 follows:

				After
	Within 12	After 12 months but	After 36 months but	5
	months	within 36 months	within 60 months	years	Total
	(Dollars in thousands)
Consumer time deposits	$306,722	$ 34,082	$ 3,475	$ —	$344,279
Public time deposits	60,254	4,459	200	—	64,913
Brokered time deposits	25,131	2,500	—	—	27,631
Total time deposits	$392,107	$ 41,041	$ 3,675	$—	$436,823

(10) Short-Term Borrowings

     The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2007, the Bank had pledged approximately $5,629 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $4,785. No amounts were outstanding at December 31, 2007 or December 31, 2006.

     Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2007.

	Year ended December 31
	2007	2006	2005
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$22,105	$20,663	$16,116
Interest rate	3.21%	4.17%	3.90%
Average:
Outstanding	$23,533	$16,889	$13,960
Interest rate	3.63%	4.03%	2.81%
Maximum month-end balance	$28,039	$21,959	$19,198
Federal funds purchased
Period End:
Outstanding	$20,000	$1,500	$16,500
Interest rate	4.25%	5.50%	4.45%
Average:
Outstanding	$7,947	$3,870	$5,921
Interest rate	5.30%	5.53%	3.81%
Maximum month-end balance	$20,000	$10,800	$30,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(11) Federal Home Loan Bank Advances

     Federal Home Loan Bank advances amounted to $44,207 and $35,086 at December 31, 2007 and December 31, 2006 respectively. All advances are bullet maturities with no call features. At December 31, 2007, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and home equity lines of credit of $105,892 and $39,754 respectively. The maximum borrowing capacity of the Bank at December 31, 2007 was $82,675 with unused collateral borrowing capacity of $38,400. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The following table presents the activity on this line of credit for the three years ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash management advances (CMA) from the Federal
Home Loan Bank (FHLB)
Period End:
Outstanding	$—	$—	$—
Interest rate	$0.00%	0.00%	0.00%
Average:
Outstanding	$13,167	$14,645	$12,125
Interest rate	5.18%	5.39%	2.93%

Maturities of FHLB advances outstanding at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
FHLB advance - 2.95%, due January 30, 2007	$—	$10,000
FHLB advance - 3.55%, due November 21, 2007	—	5,000
FHLB advance - 3.33%, due February 8, 2008	5,000	5,000
FHLB advance - 4.47%, due April 11, 2008	281	—
FHLB advance - 4.99% due November 28, 2008	5,000	5,000
FHLB advance - 5.07%, due December 12, 2008	500	—
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	350	—
FHLB advance - 5.00%, due December 14, 2009	500	—
FHLB advance - 3.58%, due January 8, 2010	10,000	—
FHLB advance - 3.67%, due January 8, 2011	10,000	—
FHLB advance - 3.55%, due January 1, 2014	76	86
FHLB advance - 4.76%, due July 6, 2015	2,500	—
Total FHLB advances	$44,207	$35,086

(12) Trust Preferred Securities

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

     The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.6% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At December 31, 2007, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2007 were 7.1743% and 6.64% for Trust I and Trust II, respectively.

     A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. One award was outstanding under the plan at December 31, 2007; however, the Corporation did have stock option agreements outside of the 2006 Stock Incentive Plan at December 31, 2007 and December 31, 2006 with two individuals. The Corporation also issued Stock Appreciation Rights (SAR’s) on January 20, 2006 to eight employees. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.

(13) Income Taxes

     The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income Taxes:
Federal current expense	$1,469	$2,233	$2,188
Federal deferred expense (benefit)	182	(564)	291
Total Income Taxes	$1,651	$1,669	$2,479

     The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income before taxes in 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Computed “expected” tax expense	$2,435	$2,412	$3,023
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political
subdivisions	(277)	(181)	(136)
Tax exempt interest on bank owned life insurance	(243)	(251)	(204)
New markets tax credit	(476)	(401)	(276)
Other, net	212	90	72
Total Income Taxes	$1,651	$1,669	$2,479

     Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2007 and 2006 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     As of December 31, 2007, the Corporation had a net operating loss (NOL) carry forward for tax purposes of approximately $1.7 million. The NOL will expire in 2027.

	At December 31
	2007	2006
	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$2,608	$2,482
Deferred compensation	405	470
Minimum pension liability	352	273
Equity based compensation	60	32
Unrealized loss on securities available for sale	—	805
NOL Carryforward	574	—
Mark-to-market adjustments	326	—
Other, net	73	50
Total deferred Federal tax assets	$4,398	$4,112

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(140)	$(175)
Unrealized gain on securities available for sale	(588)	—
FHLB stock dividends	(205)	(177)
Intangible asset amortization	(310)	(215)
Accrued loan fees and costs	(42)	(166)
Deferred charges	(202)	(94)
Prepaid pension	(417)	(133)
Total deferred Federal tax liabilities	(1,904)	(960)
Net deferred Federal tax assets	$2,494	$3,152

(14) Shareholders’ Equity

   Preferred Stock

     The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2007 and 2006, no such stock had been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.

   Common Stock

     The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 7,295,663 and 6,443,673 at December 31, 2007 and December 31, 2006, respectively.

  Common Stock Repurchase Plan and Treasury Stock

     On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the common stock of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2007 and December 31, 2006, LNB Bancorp, Inc. held 328,194 shares of common stock as Treasury Stock under this plan at a total cost of $6,092.

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

   LNBB Direct Stock Purchase and Dividend Reinvestment Plan

     The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation did not issue shares pursuant to the Plan in 2007 and 43,518 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2006 while 38,498 shares were purchased in the open market at the current market price.

   Dividend Restrictions

     Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years’ retained earnings. At December 31, 2007, approximately $3,937 of the Bank’s retained earnings was available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

(15) Regulatory Capital

     The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to an array of banking, Federal Deposit Insurance Corporation, U.S. Federal, including the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from “well capitalized” to “critically undercapitalized.”These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution’s semi-annual FDIC deposit insurance premium assessments.

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

     At December 31, 2007 and 2006, the capital ratios for the Corporation and its wholly-owned subsidiary, The Lorain National Bank, exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of The Lorain National Bank and LNB Bancorp, Inc.’s Regulatory Capital and Regulatory Capital Requirements follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)|
(Dollars in thousands except per share amounts)

	December 31 2007		December 31 2006
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$87,765	10.53%	$74,629	10.56%
Bank	87,443	10.49	74,568	10.55
Tier 1 capital (risk weighted)
Consolidated	79,945	9.59	67,329	9.53
Bank	71,623	8.60	63,293	8.95
Tier 1 capital (average assets)
Consolidated	79,945	7.92	67,329	8.07
Bank	71,623	7.10	63,293	7.73
Well Capitalized:
Total capital (risk weighted)
Consolidated	$83,343	10.00%	$70,685	10.00%
Bank	83,322	10.00	70,682	10.00
Tier 1 capital (risk weighted)
Consolidated	50,006	6.00	42,411	6.00
Bank	49,993	6.00	42,409	6.00
Tier 1 capital (average assets)
Consolidated	50,459	5.00	41,694	5.00
Bank	50,409	5.00	40,914	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$66,675	8.00%	$56,548	8.00%
Bank	66,657	8.00	56,786	8.00
Tier 1 capital (risk weighted)
Consolidated	33,337	4.00	28,274	4.00
Bank	33,329	4.00	28,273	4.00
Tier 1 capital (average assets)
Consolidated	40,368	4.00	33,355	4.00
Bank	40,327	4.00	32,731	4.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(16) Parent Company Financial Information

     LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2007 and 2006, and the condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2007	2006
	(Dollars in thousands)
Assets:
Cash	$414	$28
Investment in The Lorain National Bank	95,007	64,637
Other investments	7	7
Note receivable - The Lorain National Bank	8,000	4,000
Other assets	247	45
Total Assets	$103,675	$68,717
Liabilities and Shareholders’ Equity
Junior subordinated debenture	$20,620	$—
Other liabilities	402	20
Shareholders’ equity	82,653	68,697
Total Liabilities and Shareholders’ Equity	$103,675	$68,717

	Year ended December 31,
Condensed Statements of Income	2007	2006	2005
	(Dollars in thousands)
Income
Interest income	$368	$272	$321
Cash dividend from The Lorain National Bank	5,160	5,300	3,575
Other income	2	23	72
Gain on sale of available for sale securities	—	—	73
Total Income	$5,530	$5,595	$4,041
Expenses
Interest expense	914	—	—
Other expenses	245	178	341
Income before income taxes and equity in undistributed net income of
subsidiaries	4,371	5,417	3,700
Income tax expense	6	36	35
Equity in undistributed net income of subsidiaries	1,147	43	2,748
Net Income	$5,512	$5,424	$6,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

	Year ended December 31,
Condensed Statements of Cash Flows	2007	2006	2005
	(Dollars in thousands)
Net Income	$5,512	$5,424	$6,413
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity in undistributed net income of The Lorain National
Bank	(1,147)	(43)	(2,748)
Gain on sale of available for sale securities	—	—	(73)
Issuance of common stock under employment agreements	—	—	97
Equity in undistributed net income of non-bank subsidiaries	—	—	36
Net change in other assets and liabilities	238	163	(132)
Net cash provided by operating activities	4,603	5,544	3,593
Cash Flows from Investing Activities:
Payments for investments in subsidiaries	(15,740)	—	—
Payments to The Lorain National Bank for subordinated
debt instrument	(4,000)	—	—
Proceeds from sales of available for sale securities	—	—	73
Net cash provided by/(used in) investing activities	(19,740)	—	73
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(1,443)	(2,219)
Proceeds from issuance of junior subordinated debentures	20,620	—	—
Dividends paid	(5,097)	(4,641)	(4,760)
Net cash provided by/(used in) financing activities	15,523	(6,084)	(6,979)
Net increase (decrease) in cash equivalents	386	(540)	(3,313)
Cash and cash equivalents at beginning of year	28	568	3,881
Cash and cash equivalents at end of year	$414	$28	$568

(17) Retirement Pension Plan

     The Bank’s non-contributory defined benefit pension plan (the Plan) covers substantially all of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Bank’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

     The Company adopted the provisions of SFAS No. 158 as of December 31, 2006, which require that the funded status of the defined benefit pension retirement plan be fully recognized in the balance sheet. Effective December 31, 2002, the benefits under this plan have been frozen and the Accumulated Benefit Obligation (ABO) is equal to the Projected Benefit Obligation (PBO). As a result, the funded status of the plan has been fully recognized in the balance sheet and the implementation of SFAS 158 did not require an additional liability accrual.

     The net periodic pension costs charged to expense amounted to $(15) in 2007, $9 in 2006 and $32 in 2005. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2007, 2006, and 2005. Effective December 31, 2002, the benefits under the Plan were frozen

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

and no additional benefits are accrued under the Plan after December 31, 2002. The losses recognized due to settlement in the amount of $48, $85 and $135 results from significant lump sum distributions paid in 2007, 2006 and 2005, but not actuarially projected.

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,534)	$(6,341)	$(7,390)
Interest Cost	(308)	(329)	(398)
Actuarial gain (loss)	(284)	263	111
Settlement loss	(92)	(185)	(210)
Benefits paid	659	1,058	1,546
Projected benefit obligation at the end of the year	$(5,559)	$(5,534)	$(6,341)
Change in plan assets
Fair value of plan assets at beginning of year	$5,374	$5,868	$6,895
Actual gain on plan assets	465	314	269
Employer contributions	250	250	250
Benefits paid	(659)	(1,058)	(1,546)
Fair value of plan assets at end of year	$5,430	$5,374	$5,868
Funded Status
Funded status	$(129)	$(160)	$(473)
Unrecognized actuarial loss	1,037	802	874
Unrecognized prior service cost	—	—	—
Prepaid Asset (Accrued Liability)	$908	$642	$401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     Amounts recognized in the consolidated statements of income consist of:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$307	$329	$398
Expected return on plan benefits	(389)	(423)	(501)
Net periodic pension cost (benefit)	(82)	(94)	(103)
Amortization of Loss	19	18	—
Loss recognized due to settlement	48	85	135
Total pension costs	$(15)	$9	$32

     The following items included in accumulated other comprehensive income have not yet been recognized as components of periodic benefit cost:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Actuarial Loss	$1,037	$802	$874
Tax Benefit	(353)	(273)	(297)
Net amount not recognized	$684	$529	$577

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Weighted average discount rate	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Assumed rate of future compensation increases	0.00%	0.00%	0.00%

     Amounts recognized in the consolidated balance sheets consist of:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Accrued benefit cost	$(129)	$(160)	$(473)
Minimum pension liability	1,037	802	874
Net amount recognized	$908	$642	$401

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Increase (decrease) in minimum liability included in other
comprehensive income	$155	$(48)	$129

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

Plan Assets

     The Lorain National Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2007, 2006 and 2005 by asset category are as follows:

	Plan Assets at December 31,
	2007	2006	2005
Asset Category:
Equity securities	59.9%	61.3%	61.0%
Debt securities	35.3	38.6	38.8
Cash and cash equivalents	4.8	0.1	0.2
Total	100.0%	100.0%	100.0%
LNB Bancorp, Inc. common stock to total plan assets	8.5%	9.5%	9.7%

     The investment strategy for 2007 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2008.

     The Lorain National Bank has not yet decided the contribution to The Lorain National Bank Retirement Pension Plan in 2008.

     The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2008	$329
2009	319
2010	365
2011	540
2012-2017	2,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(18) Stock Options and Stock Appreciation Rights

     A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. One award was outstanding under the plan at December 31, 2007. At December 31, 2007 and December 31, 2006, the Corporation had nonqualified stock option agreements outside of the 2006 Stock Incentive Plan with two executives granted in 2005, 2006 and 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’s) to 8 employees, 8,500 of which expired during 2007 due to employee terminations. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s. The expense recorded as of December 31, 2007 was $0 for SAR’s and $79 for stock options. Expense recorded during 2006 was $21 for SAR’s and $73 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of December 31, 2007 follows:

	Year Issued
	2005	2005	2006	2007	2007	2006
Type	Option	Option	Option	Option	Option	SAR's
Number of Options	2,500	30,000	30,000	30,000	20,000	30,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$19.00
Number of Options Vested	2,500	20,000	10,000	—	—	—
Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	3.35%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.91%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	13.95%
Expected Life - years	5	6	6	7	6	5.21

     The activity in stock options outstanding for the three years ended December 31, 2007 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Options	Share	Options	Share	Options	Share
Outstanding at beginning of year	62,500	$19.03	32,500	$18.96	21,939	$19.39
Granted	50,000	15.74	30,000	19.10	32,500	18.96
Forfeited	—	—	—	—	(21,939)	19.39
Exercised	—	—	—	—	—	—
Stock dividend or split	—	—	—	—	—	—
Outstanding at end of year	112,500	$17.57	62,500	$19.03	32,500	$18.96
Exerciseable at end of year	32,500	$18.94	12,500	$18.64	—	$—

     The weighted average remaining contractual life of options exercisable at December 31, 2007 was 8.66 years with an aggregate intrinsic value of $0.

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted
	Nonvested	AverageGrant Date
	Shares	Fair Value per share
Nonvested at January 1, 2007	50,000	$19.13
Granted	50,000	15.74
Vested	20,000	19.14
Forfeited	—	—
Nonvested at December 31, 2007	80,000	17.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

     As of December 31, 2007, there was $65 of total unrecognized compensation cost related to nonvested stock options. The unrecognized compensation is expected to be recognized over a period of 2.25 years.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An amendment of FASB Statement No. 123,” the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards for the year ended December 31, 2005.

December 31, 2005
(Dollars in
thousands, except
per share amounts)
Net Income as reported	$6,413
Add: Stock-based compensation, net of tax, as reported	62
Deduct: Stock-based compensation, net of tax, that
would have been reported if the fair value based method
had been applied to all awards.	(123)
Pro forma net income	$6,352
Pro forma net income per share:
Basic - as reported	$0.97
Basic - pro forma	0.96
Diluted - as reported	0.97
Diluted - pro forma	0.96

(19) Employee Stock Ownership Plan

     The Lorain National Bank Employee Stock Ownership Plan (ESOP) is a non-contributory plan that covers substantially all employees. Contributions by the Bank to the ESOP are discretionary and subject to approval by the Board of Directors. Contributions are expensed in the year in which they are approved. No contributions were made to this plan in 2007, 2006 and 2005. Under the terms of the ESOP agreement, the Corporation’s common stock is to be the Plan’s primary investment.

(20) 401(k) Plan

     The Bank adopted the The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — The Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2007, 2006 or 2005.

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

     The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $296, $271, and $252, in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

(21) Commitments, Credit Risk, and Contingencies

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

     A summary of the contractual amount of commitments at December 31, 2007 and 2006 follows:

	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$112,445	$87,366
Home equity lines of credit	77,942	64,365
Standby letters of credit	3,759	4,347
Total	$194,146	$156,078

     Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2007 and 2006, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

     The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

(22) Estimated Fair Value of Financial Instruments

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

  The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

  The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2007 and 2006.

     The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices	Significant
	Fair Value	in Active	Other	Significant
	as of	Markets for	Observable	Unobservable
	December	Identical Assets	Inputs	Inputs
Description	31, 2007	(Level 1)	(Level 2)	(Level 3)
Trading Securities	$33,402	$33,402	$—	$—
Available for Sale Securities	179,424	163,970	15,454	—

Total	$212,826	$197,372	$15,454	$—

     Gains of $247 were included under security gains in earnings for the year ended December 31, 2007 for assets held and measured at fair value as of December 31, 2007.

     The Corporation elected early adoption of SFAS 159 effective January 1, 2007. As a result of its analysis and evaluation of the benefits of accounting for investment securities under SFAS 159, the Corporation’s management, its Audit and Finance Committee and its Asset/Liability Committee determined that early adoption of SFAS 159 would benefit the Corporation by allowing it to address both the immediate and the longer-term liquidity and interest rate risks it would face as a result of the Corporation’s acquisition of Morgan Bancorp, Inc. and its wholly-owned bank subsidiary Morgan Bank N.A. (collectively, “Morgan”) in May 2007. In addition, the Corporation believed that adoption of SFAS 159 would potentially provide it with a simpler and, thus, more effective long-term approach to managing its liquidity and simplify its accounting for any hedging activity that might be required to manage the Corporation’s assets in future years. The securities that were chosen for the fair value measurement option and classified as trading securities by the Corporation were substantially all of the Corporation’s well-seasoned seven-year balloon and 15-year mortgage-backed securities having an average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

duration of 2.4 years. These securities were selected based on the anticipated impact that a falling interest rate environment would have on the value of the securities in Morgan’s consumer loan portfolio. At the time of the Corporation’s early adoption of SFAS 159, economic forecast predicted further decreases in interest rates. The Corporation anticipated that, if overall interest rates decreased, the fair value of the selected securities would increase and the related income would help offset the interest margin compression that the Corporation would experience as a result of falling rates.

   Limitations

     Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2007 and 2006 are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands except per share amounts)

	At December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-
term investments	$23,523	$23,523	$29,122	$29,122
Securities	179,424	179,424	159,058	159,058
Trading securities, at fair value	33,402	33,402	—	—
Portfolio loans, net	745,778	751,578	621,033	617,440
Loans held for sale	4,724	4,724	—	—
Accrued interest receivable	4,074	4,074	3,939	3,939
Financial liabilities
Deposits:
Demand, savings and money market	420,118	420,118	369,616	369,616
Certificates of deposit	436,823	441,400	347,644	346,616
Total deposits	856,941	861,518	717,260	716,232
Short-term borrowings	42,105	42,105	22,163	22,163
Federal Home Loan Bank advances	44,207	43,500	35,086	34,443
Junior subordinated debentures	20,620	21,716	—	—
Accrued interest payable	4,620	4,620	3,698	3,698

(23) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2007
Total interest income	$12,872	$14,162	$15,871	$15,857	$58,762
Total interest expense	6,043	6,964	8,043	8,042	29,092
Net Interest income	6,829	7,198	7,828	7,815	29,670
Provision for loan losses	383	853	441	578	2,255
Net interest income after provision for loan losses	6,446	6,345	7,387	7,237	27,415
Noninterest income	2,989	2,433	3,004	3,073	11,499
Noninterest expense	7,358	8,009	8,334	8,050	31,751
Income tax	542	133	384	592	1,651
Net Income	1,535	636	1,673	1,668	5,512
Basic earnings per share	0.24	0.09	0.23	0.23	0.79
Diluted earnings per share	0.24	0.09	0.23	0.23	0.79
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2006
Total interest income	$11,608	$12,049	$12,835	$12,750	$49,242
Total interest expense	4,405	4,853	5,515	5,862	20,635
Net Interest income	7,203	7,196	7,320	6,888	28,607
Provision for loan losses	150	165	600	1,365	2,280
Net interest income after provision for loan losses	7,053	7,031	6,720	5,523	26,327
Noninterest income	2,121	2,377	2,453	2,800	9,751
Noninterest expense	7,209	7,191	7,279	7,306	28,985
Income tax	517	578	475	99	1,669
Net Income	1,448	1,639	1,419	918	5,424
Basic earnings per share	0.22	0.25	0.22	0.14	0.84
Diluted earnings per share	0.22	0.25	0.22	0.14	0.84
Dividends declared per share	0.18	0.18	0.18	0.18	0.72

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

     The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2007, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

     Based upon that evaluation, Management concluded as of the end of the period covered by this Annual Report on Form 10-K that The Corporation’s disclosure controls and procedures were effective over financial reporting.

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

     LNB Bancorp, Inc.’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, Management determined that at December 31, 2007, the Corporation’s internal control over financial reporting was effective.

3. Changes in Internal Control over Financial Reporting

     No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Information regarding the executive officers of the Corporation is set forth in Part I, Item 4 of this Form 10-K. Other information required to be included under this item is incorporated by reference herein from the information about our directors provided in the section captioned “Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the SEC.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information about security ownership of certain beneficial owners and management required by this item is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Table

	Number of	Weighted-	Number of securities
	securities to be	Average	remaining available for
	issued upon exercise	exercise price	future issuance under
	of outstanding	of outstanding	equity compensation
	options, warrants	options, warrants	plans exluding securities
	and rights (1)	and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by
security holders	20,000	$15.35	580,000 (2)
Equity compensation plans not approved by
security holders (3)	92,500	$18.05	—
Total	112,500	$17.57	580,000
____________________

(1)	Consists of common shares of the Corporation covered by outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Mr. Klimas was granted a stock options on February 1, 2005, February 1, 2006, and February 1, 2007 each to purchase 30,000 shares which vest in 10,000 share increments on the first, second and third anniversaries of the date of grant. Mr. Soltis has an option to purchase 2,500 shares which vested on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2007 has an exercise price of $16.00 per share and the 2,500 shares awarded Mr. Soltis have an exercise price of $16.50 per share. The remaining contractual terms of the options are 10 years from the date of vesting.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the SEC.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)     The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 11, 2008, appear on pages 37 through 68 of this annual report on Form 10-K:

(1)	Financial Statements

Consolidated Balance Sheets

December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended

December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the Years

Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years

Ended December 31, 2007, 2006 and 2005

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

Form 10-K Exhibit Index

Exhibit Index

S-K
Reference
Number		Exhibit
2(a)		Agreement and Plan of Merger, dated January 15, 2007, by and between LNB Bancorp, Inc. and Morgan Bancorp, Inc., including the attached Form of Voting Agreement and Form of Morgan Affiliate Agreement. Incorporated by reference herein from Exhibit 2.1 of the Corporation’s Form 8-K filed January 17, 2007.

3(a)		LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

3(b)		LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 16, 2007.

4(a)		Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000. Incorporated by reference to Exhibit 10(r) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

4(c)		Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(d)		Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(e)		Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(f)		Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

10(a)	*	Form of Stock Appreciation Right Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.

10(b)	*	LNB Bancorp, Inc. Stock Appreciation Rights Plan. Incorporated by reference from Exhibit 10.3 of the Corporation’s Form 8-K filed December 22, 2005.

10(c)	*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A.Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10(d)	*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s annual report Form 10-K for the fiscal year ended December 31, 2004.

10(e)		Asset Purchase Agreement by and between LNB Mortgage, LLC., The Lorain National Bank and Mortgage One Services, Inc. dated July 1, 2004. Incorporated by reference herein from Exhibit 2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

S-K
Reference
Number		Exhibit
10(f)		Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

10(g)	*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

10(h)		Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

10(i)		Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

10(j)		Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(k)		Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(o) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(l)		Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(m)	*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Incorporated by reference herein from Exhibit 10(q) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(n)		Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997. Incorporated by reference herein from Exhibit 10(s) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(o)	*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(t) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(p)		Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(u) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(q)		Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(v) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(r)		Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(s)	*	LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Appendix A of the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 17, 2006.

S-K
Reference
Number		Exhibit
10(t)	*	LNB Bancorp, Inc. 2006 CEO Long Term Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed October 30, 2006.

10(u)	*

Employment Agreement, dated January 15, 2007, by and among LNB Bancorp, Inc., The Lorain National Bank and William A. Dougherty. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 17, 2007.

10(v)	*	LNB Bancorp, Inc. 2007 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10(z) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2006.

10(w)	*	LNB Bancorp, Inc. 2007 CEO Short-Term Incentive Plan. Incorporation by reference from Exhibit 10(aa) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2006.

10(x)

Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

10(y)

Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

10(z)	*

Change in Control Supplemental Executive Compensation Agreement between LNB Bancorp, Inc. and David S. Harnett, dated August 8, 2007. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10(aa)	*	LNB Bancorp, Inc. 2007 Chief Executive Officer Long Term Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 15, 2008.

10(bb)	*

Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 6, 2008.

21.1		Subsidiaries of LNB Bancorp, Inc.

23.1		Consent of Plante & Moran, PLLC.

23.2		Consent of KPMG LLP

31.1		Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer, dated March 17, 2008 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

31.2		Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer, dated March 17, 2008 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

32.1		Section 1350 Certification of Chief Executive Officer, dated March 17, 2008 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

32.2		Section 1350 Certification of Chief Financial Officer, dated March 17, 2008 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.
____________________

* Management contract, compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB Bancorp, Inc.
(Registrant)

By:	/s/ SHARON L. CHURCHILL
Sharon L. Churchill
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Daniel P. Batista	Director
DANIEL P. BATISTA
/s/ Robert M. Campana	Director
ROBERT M. CAMPANA
/s/ Terry D. Goode	Director
TERRY D. GOODE
/s/ James R. Herrick	Chairman and Director
JAMES R. HERRICK
/s/ James F. Kidd	Vice Chairman and Director
JAMES F. KIDD
/s/ J. Martin Erbaugh	Director
J. MARTIN ERBAUGH
/s/ Kevin C. Martin	Director
KEVIN C. MARTIN
/s/ Benjamin G. Norton	Director
BENJAMIN G. NORTON
/s/ Jeffrey F. Riddell	Director
JEFFREY F. RIDDELL
/s/ John W. Schaeffer, MD	Director
JOHN W. SCHAEFFER, M.D.
/s/ Lee C. Howley	Director
LEE C. HOWLEY
/s/ Donald F. Zwilling	Director
DONALD F. ZWILLING
/s/ Daniel E. Klimas	Director and Chief Executive Officer
DANIEL E. KLIMAS	(Principal Executive Officer)
/s/ Sharon L. Churchill	Chief Financial Officer
SHARON L. CHURCHILL	(Principal Financial and
Accounting Officer)