Form 10-Q
period 2008-03-31
LNB BANCORP INC
filed 2008-05-08
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on May 5, 2008 was 7,295,663.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income (unaudited) For the three months ended March 31, 2008 and March 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) For the three months ended March 31, 2008 and March 31, 2007

Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2008 and March 31, 2007

Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II — Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks (Note 3)	$22,178	$23,523
Federal funds sold and short-term investments	4,300	—
Securities: (Note 5)
Trading securities, at fair value	37,220	33,402
Available for sale, at fair value	180,713	179,424
Federal Home Loan Bank and Federal Reserve Stock	4,741	4,579

Total securities	222,674	217,405

Loans held for sale	7,748	4,724
Loans:
Portfolio loans	752,443	753,598
Allowance for loan losses (Note 6)	(8,000)	(7,820)

Net loans	744,443	745,778

Bank premises and equipment, net	12,908	13,328
Other real estate owned	2,680	2,478
Bank owned life insurance	15,670	15,487
Goodwill, net (Note 4)	21,570	21,570
Intangible assets, net (Note 4)	1,245	1,280
Accrued interest receivable	4,183	4,074
Other assets	7,403	6,998

Total Assets	$1,067,002	$1,056,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$88,424	$88,812
Savings, money market and interest-bearing demand	325,731	331,306
Certificates of deposit	450,910	436,823

Total deposits	865,065	856,941

Short-term borrowings (Note 9)	27,876	42,105
Federal Home Loan Bank advances (Note 10)	59,207	44,207
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	4,351	4,620
Accrued taxes, expenses and other liabilities	6,520	5,499

Total Liabilities	983,639	973,992

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at March 31, 2008 and December 31, 2007	7,624	7,624
Preferred Shares, Series A Voting, no par value, authorized 750,000 shares, none issued at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	37,720	37,712
Retained earnings	42,360	42,951
Accumulated other comprehensive loss	1,751	458
Treasury shares at cost, 328,194 shares at March 31, 2008 and December 31, 2007	(6,092)	(6,092)

Total Shareholders’ Equity	83,363	82,653

Total Liabilities and Shareholders’ Equity	$1,067,002	$1,056,645

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$12,576	$11,088
Securities:
U.S. Government agencies and corporations	1,970	1,564
State and political subdivisions	162	135
Trading securities	293	—
Other debt and equity securities	65	55
Federal funds sold and short-term investments	48	30

Total interest income	15,114	12,872
Interest Expense
Deposits	6,509	5,481
Federal Home Loan Bank advances	570	326
Short-term borrowings	175	236
Trust Preferred Securities	340	—

Total interest expense	7,594	6,043

Net Interest Income	7,520	6,829
Provision for Loan Losses (Note 6)	474	383

Net interest income after provision for loan losses	7,046	6,446
Noninterest Income
Investment and trust services	532	522
Deposit service charges	1,111	1,082
Other service charges and fees	644	506
Income from bank owned life insurance	183	167
Other income	599	67

Total fees and other income	3,069	2,344
Securities gains (losses), net	214	473
Gains on sale of loans	187	151
Gain(Loss) on sale of other assets, net	(136)	21

Total noninterest income	3,334	2,989
Noninterest Expense
Salaries and employee benefits (Note 7)	3,778	3,823
Furniture and equipment	996	707
Net occupancy	657	555
Outside services	883	355
Marketing and public relations	308	262
Supplies, postage and freight	349	310
Telecommunications	244	188
Ohio Franchise tax	220	215
Intangible asset amortization	34	28
Electronic banking expenses	210	189
Loan and collection expense	228	94
Other expense	615	632

Total noninterest expense	8,522	7,358

Income before income tax expense	1,858	2,077
Income tax expense	411	542

Net Income	$1,447	$1,535

Net Income Per Common Share
Basic	$0.20	$0.24
Diluted	0.20	0.24
Dividends declared	0.18	0.18
Average Common Shares Outstanding
Basic	7,295,663	6,443,673
Diluted	7,295,663	6,443,673
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	68,697
Cumulative affect of adoption of SFAS 159			(1,192)	1,192		—
Comprehensive income:
Net Income			1,535			1,535
Other comperhensive income, net of tax:			—	—		—
Minimum pension liability				—		—
Change in unrealized gains and losses on securities				46		46
Total comprehensive income						1,581
Share-based compensation income		11				11
Common dividends declared, $.18 per share			(1,156)			(1,156)

Balance, March 31,2007	$6,772	$26,393	$42,915	$(855)	$(6,092)	$69,133

Balance, January 1, 2008	$7,624	$37,712	$42,951	$458	$(6,092)	82,653
Cumulative effect of change in accounting principle for split-dollar life insurance coverage			(725)			(725)
Comprehensive income:						—
Net Income			1,447			1,447
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				1,293		1,293
Total comprehensive income						2,740
Share-based compensation income		8				8
Common dividends declared, $.18 per share			(1,313)			(1,313)

Balance, March 31, 2008	$7,624	$37,720	$42,360	$1,751	$(6,092)	$83,363

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$1,447	$1,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	474	383
Depreciation and amortization	468	408
Amortization of premiums and discounts	(277)	9
Amortization of intangibles	33	28
Amortization of servicing rights	58	5
Amortization of deferred loan fees	(119)	(162)
Federal deferred income tax expense (benefit)	—	(18)
Securities gains, net	(214)	(473)
Share-based compensation expense, net of tax	8	11
Cumulative effect of change in accounting principle for split-dollar life insurance coverage	(725)	—
Net gain from loan sales	(188)	(184)
Net losses from loans held for sale	—	33
Net (gain) loss on sale of other assets	138	(21)
Net increase in accrued interest receivable and other assets	(1,437)	98
Net decrease in accrued interest payable, taxes and other liabilities	752	(510)

Net cash provided by operating activities	418	1,142

Investing Activities
Purchase of available-for-sale securities	(36,607)	(24,450)
Proceeds from sales of available-for-sale securities	14,657	—
Proceeds from maturities of available-for-sale securities	22,772	21,684
Purchase of trading securities	(36,979)	—
Proceeds from maturity of trading securities	33,500	—
Purchase of Federal Home Loan Bank Stock	(117)	—
Net increase in loans made to customers	(24,222)	(12,873)
Proceeds from the sale of other real estate owned	391	198
Purchase of bank premises and equipment	(76)	(1,274)

Net cash used in investing activities	(26,681)	(16,715)

Financing Activities
Net decrease in demand and other noninterest-bearing	(388)	(12,855)
Net increase (decrease) in savings, money market and interest-bearing demand	(5,574)	11,031
Net increase in certificates of deposit	14,087	7,155
Net decrease in short-term borrowings	(14,229)	(1,109)
Proceeds from loan sales	21,635	13,173
Proceeds from Federal Home Loan Bank advances	50,000	97,000
Prepayment of Federal Home Loan Bank advances	(35,000)	(100,003)
Dividends paid	(1,313)	(1,156)

Net cash provided by financing activities	29,218	13,236

Net increase (decrease) in cash and cash equivalents	2,955	(2,337)
Cash and cash equivalents, January 1	23,523	29,122

Cash and cash equivalents, March 31	$26,478	$26,785

Supplemental cash flow information
Interest paid	$7,806	$5,341
Income taxes paid	1,205	—
Transfer of loans to other real estate owned	731	—
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
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of March 31, 2008 and December 31, 2007. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2008 and December 31, 2007, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
Stock-Based Compensation
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan; grants under these agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’s) to 8 employees, 12,000 of which have expired due to employee terminations. SFAS No. 123R has been adopted for the accounting and disclosure of the stock option agreements and the SAR’s.
Recent Accounting Pronouncements
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-4 reduced retained earnings by $725,000 effective January 1, 2008.
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
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	7,295,663	6,443,673
Dilutive effect of incentive stock options	—	—

Weighted average shares outstanding used in Diluted Earnings Per Share	7,295,663	6,443,673

Net Income	$1,447	$1,535

Basic Earnings Per Share	$0.20	$0.24

Diluted Earnings Per Share	$0.20	$0.24

All outstanding options were anti-dilutive for the three months ended March 31, 2008 and March 31, 2007, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $500 on March 31, 2008 and December 31, 2007, respectively.
(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,743. Goodwill is not deductible for tax purposes. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $35 in the quarter ended March 31, 2008.
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

The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles were fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan acquisition, follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Core deposit intangibles	$2,655	$2,655
Less: accumulated amortization	1,410	1,375

Carrying value of core deposit intangibles	$1,245	$1,280

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2008 and December 31, 2007 follows:

	At March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$66,853	$1,712	$—	$68,565
Mortgage backed securities	94,178	1,579	(41)	95,716
State and political subdivisions	15,840	393	(33)	16,200
Equity securities	152	80	—	232

Total Securities	$177,023	$3,764	$(74)	$180,713

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$90,046	$992	$(87)	$90,951
Mortgage backed securities	72,534	585	(100)	73,019
State and political subdivisions	14,961	294	(33)	15,222
Equity securities	152	80	—	232

Total Securities	$177,693	$1,951	$(220)	$179,424

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher, in which case impairment may not be due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At March 31, 2008, the total unrealized losses of $74 on available for sale securities were temporary in nature due to the current level of interest rates.

The cost, gross unrealized gains and losses and fair values of trading securities at March 31, 2008 follows:

At March 31, 2008
		Aggregate Unrealized Gains	Aggregate Unrealized Losses
		recorded to income for the	recorded to income for the
		quarter ended	quarter ended	Fair
	Cost	March 31, 2008	March 31, 2008	Value
(Dollars in thousands)
Trading Securities	$37,161	$59	$—	$37,220

(6) Loans and Allowance for Loan Losses
     Loan balances at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans Held for Sale, at lower of cost or fair value:
Real estate mortgage loans held for sale	$1,523	$1,483
Installment loans held for sale	6,225	3,241

Total Loans Held for Sale	7,748	4,724

Portfolio Loans:
Commercial	433,688	433,081
Real estate mortgage	98,450	100,419
Home equity lines of credit	82,697	80,049
Installment	137,608	140,049

Total Portfolio Loans	752,443	753,598
Allowance for loan losses	(8,000)	(7,820)

Net Loans	$744,443	$745,778

Activity in the allowance for loan losses for the three-month periods ended March 31, 2008 and March 31, 2007 is summarized as follows:

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Balance at the beginning of period	$7,820	$7,300
Provision for loan losses	474	383
Loans charged-off	(372)	(500)
Recoveries on loans previously charged-off	78	75

Balance at end of period	$8,000	$7,258

Nonaccrual loans at March 31, 2008 were $15,044, as compared to $10,831 at December 31, 2007, and $16,675 at March 31, 2007.
(7) Stock Options and Stock Appreciation Rights
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The

Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan; grants under these agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 Stock Appreciation Rights (SAR’s) to 8 employees. For the quarter ended March 31, 2008, there was no expense recorded for SAR’s and $21 for stock options. The number of options or SAR’s and the exercise prices as of March 31, 2008 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2006
Type	Option	Option	Option	Option	Option	Option	Option	SAR’s
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	49,500	18,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$19.00
Number of Options Vested	2,500	30,000	20,000	10,000	—	—	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.43%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	5.78%
Volatility	18.48%	17.30%	17.66%	16.52%	16.52%	15.68%	15.68%	13.00%
Expected Life — years	5	6	6	6	6	6	6	5.04
A summary of the status of stock options at March 31, 2008, and changes during the three months then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Outstanding at beginning of year	112,500	$17.57
Granted	99,500	14.47
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, March 31, 2008	212,000	$16.11

Options vested and exercisable, March 31, 2008	62,500	$18.53

(8) Deposits
Deposit balances at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Demand and other noninterest-bearing	$88,424	$88,812
Interest checking	121,696	120,052
Savings	83,076	81,293
Money market accounts	120,959	129,961
Consumer time deposits	376,819	344,279
Public time deposits	63,277	64,913
Brokered time deposits	10,814	27,631

Total deposits	$865,065	$856,941

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $145,433 and $159,350 at March 31, 2008 and December 31, 2007, respectively. Brokered time deposits totaling $10,814 and $27,631 at March 31, 2008 and December 31, 2007, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of March 31, 2008 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$338,007	$36,086	$2,726		$376,819
Public time deposits	61,535	1,289	452	—	63,277
Brokered time deposits	8,317	2,497	—	—	10,814

Total time deposits	$407,860	$39,872	$3,178	$—	$450,910

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2008, the Bank had pledged approximately $5,239 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $4,453. No amounts were outstanding at March 31, 2008 or December 31, 2007.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Securities sold uner agreements to repurchase	$27,876	$22,105
Federal funds purchased	$—	$20,000

Total short-term borrowings	$27,876	$42,105

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $59,207 and $44,207 at March 31, 2008 and December 31, 2007, respectively. All advances are bullet maturities with no call features. At March 31, 2008, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $104,447, $47,745 and $0 respectively. The maximum borrowing capacity of the Bank at March 31, 2008 was $83,846 with unused collateral borrowing capacity of $24,574. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. There were no advances under the CMA at March 31, 2008.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
FHLB advance - 3.33%, due February 8, 2008	$—	$5,000
FHLB advance - 4.47%, due April 11, 2008	285	281
FHLB advance - 4.99% due November 28, 2008	5,000	5,000
FHLB advance - 5.07%, due December 12, 2008	500	500
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	350	350
FHLB advance - 5.00%, due December 14, 2009	500	500
FHLB advance - 3.58%, due January 8, 2010	10,000	10,000
FHLB advance - 3.67%, due January 8, 2011	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	72	76
FHLB advance - 4.76%, due July 6, 2015	2,500	2,500
FHLB advance - 3.69%, due January 9, 2009	15,000	—
FHLB advance - 3.17%, due February 8, 2011	5,000	—

Total FHLB advances	$59,207	$44,207

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At March 31, 2008, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2008 were 6.47% and 6.64% for Trust I and Trust II, respectively.
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
A summary of the contractual amount of commitments at March 31, 2008 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$78,708
Home equity lines of credit	98,974
Standby letters of credit	3,891

Total	$181,573

(13) Estimated Fair Value of Financial Instruments
The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2008 and December 31, 2007.

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Trading Securities	$37,220	$37,220	$—	$—
Available for Sale Securities	180,713	164,281	16,432	—

Total	$217,933	$201,501	$16,432	$—

Gains of $214 were included under security gains in earnings for the quarter ended March 31, 2008 for assets held and measured at fair value as of March 31, 2008.
Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at March 31, 2008 and December 31, 2007 are summarized as follows:

	At March 31, 2008		At December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-term investments	$22,178	$22,178	$23,523	$23,523
Securities	185,454	185,454	179,424	179,424
Trading securities, at fair value	37,220	37,220	33,402	33,402
Portfolio loans, net	752,443	771,852	745,778	751,578
Loans held for sale	7,748	7,748	4,724	4,724
Accrued interest receivable	4,183	4,183	4,074	4,074
Financial liabilities
Deposits:
Demand, savings and money market	414,155	414,155	420,118	420,118
Certificates of deposit	450,910	459,545	436,823	441,400

Total deposits	865,065	873,700	856,941	861,518

Short-term borrowings	27,876	27,876	42,105	42,105
Federal Home Loan Bank advances	59,207	59,731	44,207	43,500
Junior subordinated debentures	20,620	25,106	20,620	21,716
Accrued interest payable	4,351	4,351	4,620	4,620

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
LNB Bancorp, Inc. (the “Corporation”) is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from its subsidiary, The Lorain National Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 21 banking centers throughout Lorain, eastern Erie, western Cuyahoga and Summit counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2008. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2007 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
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
New Accounting Pronouncements
Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. Recent accounting pronouncements are discussed in Note 1 of this Form 10-Q.

Summary of Earnings (Dollars in thousands except per share data)
Net income was $1,447 for the first quarter of 2008. Earnings per diluted share for the first quarter of 2008 were $.20. This compares to $1,535 or $.24 per diluted share for the first quarter of 2007. When normalizing net income to exclude certain nonrecurring items, net income for the first quarter of 2008 would have been $1,467, compared to net income of $1,223 for the first quarter of 2007, an increase of $244, or 20.0%. Nonrecurring items in the first quarter of 2008 included income on the mandatory redemption of stock received from VISA of $304 net of tax, less expenses incurred for the special shareholder meeting of $324, net of tax. Nonrecurring items in the first quarter of 2007 included a gain of $312, net of tax, due to the early election of SFAS 159. These nonrecurring transactions are further described in the paragraph that follows. First quarter net interest income totaled $2,562, compared to $2,432 for the first quarter of 2007. First quarter 2007 results do not reflect the acquisition of Morgan Bancorp, Inc. of Hudson, Ohio, which occurred in the second quarter of 2007, at which time Morgan Bank contributed $135,640 in assets.
The first quarter of 2008 was marked by rapidly falling interest rates. The Federal Open Market Committee (FOMC) cut federal fund rates by 200 basis points during the first quarter of 2008, and 300 basis points since September, 2007. Despite the Corporation’s aggressive lowering of interest rates in reaction to the federal fund rate cuts, average interest bearing deposits continued to grow, while average loans decreased on a linked quarter basis. The net interest margin was 3.06% for the first quarter of 2008, down 44 basis points from 3.50% for the first quarter of 2007. Noninterest income was $3,334 for the first quarter of 2008, an increase of $345, or 11.54%, compared to the first quarter of 2007. As a result of a membership interest, the Corporation received stock from an IPO completed by VISA and a subsequent mandatory partial redemption in the amount of $460 which was recorded as part of noninterest income for the first quarter of 2008. A gain on the sale of trading securities amounting to $473 was recorded during the first quarter of 2007as the Corporation made an early election to measure certain financial instruments in accordance with SFAS No. 159. Service charges on deposit accounts and ATM charges increased $167 during the first quarter of 2008 in comparison to the same period last year. Noninterest expense was $8,522 for the first quarter of 2008 as compared to $7,358 for the first quarter of 2007. Included in noninterest expense during the first quarter of 2008 was $491 associated with the special shareholders’ meeting held at the request of a shareholder of the Corporation..
Results of Operations
Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 69.32% of the revenues for the three months ended March 31, 2008. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007
Net interest income, before provision for loan losses, was $7,520 for the first quarter 2008 as compared to $6,829 during the same quarter 2007. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first quarter 2008 and 2007 was $7,615 and $6,918, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.09% for the three months ended March 31, 2008 compared to 3.54% for the three months ended March 31, 2007.
Average earning assets for the first quarter of 2008 were $988,376. This was an increase of $196,213 or 24.77% over the same quarter last year. The yield on average earning assets was 6.17% in the first quarter of 2008 as compared to 6.64% for the same period last year. The yield on average portfolio loans during the first quarter of 2008 was 6.65%. This was 50 basis points lower than that of the first quarter of 2007 at 7.15%. Interest income from securities was $2,497 (FTE) for the three months ended March 31, 2008. This compares to $1,814 during the first quarter of 2007. The yield on average securities was 4.59% and 4.63% for these periods, respectively. The cost of interest-bearing liabilities was 3.44% during the first quarter of 2008 as compared to 3.56% during the same period of 2007 The average cost of trust preferred securities was 6.55% for the first quarter of 2008. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.
Table 1 displays the components of net interest income for the three months ended March 31, 2008 and 2007. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
     Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
			(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$203,393	$2,263	4.46%	$146,371	$1,619	4.49%
State and political subdivisions	15,435	234	6.08	12,561	195	6.30
Federal funds sold and short-term investments	7,212	112	6.23	2,417	30	5.03
Commercial loans	436,421	7,319	6.73	378,040	6,952	7.46
Real estate mortgage loans	100,564	1,485	5.92	98,411	1,494	6.16
Home equity lines of credit	81,567	1,178	5.79	70,301	1,366	7.88
Purchased installment loans	—	—	0.00	41,316	510	5.01
Installment loans	143,784	2,617	7.30	42,746	795	7.54

Total Earning Assets	$988,376	$15,208	6.17%	$792,163	$12,961	6.64%

Allowance for loan loss	(7,913)			(7,407)
Cash and due from banks	24,473			22,033
Bank owned life insurance	15,564			14,841
Other assets	42,704			26,578

Total Assets	$1,063,204			$848,208

Liabilities and Shareholders’ Equity
Interest-bearing demand	$118,100	$326	1.11%	$86,544	$179	0.84%
Savings deposits	82,032	144	0.70	77,756	62	0.32
Money market accounts	123,593	827	2.68	111,767	987	3.58
Consumer time deposits	364,150	4,157	4.58	231,694	2,623	4.59
Brokered time deposits	23,637	317	5.38	56,863	718	5.12
Public time deposits	65,429	738	4.52	69,526	915	5.34
Short-term borrowings	26,080	172	2.65	21,696	233	4.36
FHLB advances	60,250	570	3.79	33,473	326	3.95
Trust preferred securities	20,798	340	6.56	—	—	—
Other	—	2	0.00	—	—	—

Total Interest-Bearing Liabilities	$884,069	$7,593	3.44%	$689,319	$6,043	3.56%

Noninterest-bearing deposits	84,914			81,474
Other liabilities	10,296			8,106
Shareholders’ Equity	83,925			69,309

Total Liabilities and Shareholders’ Equity	$1,063,204			$848,208

Net interest Income (FTE)		$7,615	3.09%		$6,918	3.54%
Taxable Equivalent Adjustment		(95)	-0.04		(89)	-0.04

Net Interest Income Per Financial Statements		$7,520			$6,829

Net Yield on Earning Assets			3.05%			3.50%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2008 and March 31, 2007. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense 2008 and 2007
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$631	$13	$644
State and political subdivisions	45	(6)	39
Federal funds sold and short-term investments	63	19	82
Commercial loans	1,319	(952)	367
Real estate mortgage loans	29	(37)	(8)
Home equity lines of credit	125	(313)	(188)
Installment loans	969	342	1,311

Total Interest Income	3,181	(934)	2,247

Interest-bearing demand	76	71	147
Savings deposits	7	75	82
Money market accounts	68	(228)	(160)
Consumer time deposits	1,500	34	1,534
Brokered time deposits	(416)	14	(402)
Public time deposits	(52)	(125)	(177)
Short-term borrowings	22	(83)	(61)
FHLB advances	261	(18)	243
Trust preferred securities and miscellaneous	170	170	340

Total Interest Expense	1,636	(90)	1,546

Net Interest Income (FTE)	$1,545	$(844)	$701

Consolidated net interest income (FTE) for the first quarter 2008 and 2007 was $7,615 and $6,918, respectively. Interest income for the first quarter of 2008 increased $2,247 in comparison to the same period in 2007, $3,181 of the increase was attributed to volume. This was offset by a decrease of $934 attributed to rate. For the same period, interest expense increased $1,550, with $1,636 attributed to volume, offset by a decrease attributed to rate of $90. Balance sheet growth, which contributed $1,545 to net interest income (FTE), was partially offset decreases due to rapidly falling rate environment. Overall, net interest income (FTE) increased $701.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Investment and trust services	$532	$522
Deposit service charges	1,111	1,082
Electronic banking fees	644	436
Income from bank owned life insurance	183	167
Other income	599	137

Total fees and other income	3,069	2,344
Securities gains, net	214	473
Gains on sale of loans	187	151
Gains (losses) on sale of other assets	(136)	21

Total noninterest income	$3,334	$2,989

     Three Months Ended March 31, 2008 as compared to the Three Months Ended March 31, 2007
Noninterest income for the three months ended March 31, 2008 was $3,334 or an increase of $345, or 11.54%, from the same period 2007. Deposit service charges and fees from electronic banking increased $237, or 15.61%, over the same period last year, reflecting continued momentum in fee-based services.
The first quarter of 2008 included $460 received in a partial redemption of stock issued by VISA. Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa, MasterCard, and several major financial institutions claiming that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. Subsequently, VISA underwent a worldwide reorganization and completed an initial public offering. LNB had a membership interest in VISA and a potential liability of an uncertain amount. As a result of this IPO, LNB received $460 in a partial redemption of stock issued to the membership institutions. The remaining 17,068 of Class B Common Shares will remain in place for a period of three years. This redemption was recorded as other income in accordance with GAAP. Also as a result of the IPO, VISA has escrowed funds to cover potential liability from the lawsuits thereby relieving member banks of this liability. During the first quarter of 2007, $473 was recorded to gain on securities following the early election of SFAS 159. The gain of $214 on securities during the first quarter of 2008 was a combination of unrealized gain on trading securities of $45 and $169 on the sale of available-for-sale securities. During the quarter, available-for-sale securities which were due to be called or mature during 2008 were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the falling interest rate environment, the interest rates available on mortgage-backed securities have made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase The yield on the mortgage-backed securities purchased was comparable to those sold.
Bank owned property sale and valuation adjustment, as properties are reappraised, resulted in a loss of $136 during the first quarter of 2008. These properties consist of 53.81% commercial and 46.19% residential property.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$3,778	$3,823
Furniture and equipment	996	707
Net occupancy	657	555
Outside services	883	355
Marketing and public relations	308	262
Supplies and postage	349	310
Telecommunications	244	188
Ohio Franchise tax	220	215
Other real estate owned	98	114
Electronic banking expense	257	189
Other charge-offs and losses	62	94
Loan and collection expense	228	94
Other expense	442	452

Total noninterest expense	$8,522	$7,358

     Three Months Ended March 31, 2008 as compared to the Three Months Ended March 31, 2007
Noninterest expense increased $1,164, or 15.82%, for the first quarter of 2008 over the same period 2007. Included in noninterest expense was $491 related to the special shareholders meeting requested by a shareholder of the Corporation during the first quarter of 2008. This affected third party services, marketing and public relations, and postage expenses. During the second quarter of 2007, the Corporation acquired Morgan Bank of Hudson, Ohio. Salaries and benefits, during the first quarter of 2008 decreased $45 in comparison to the prior year first quarter This decrease is particularly significant given that the salary and benefit expenses relating to the acquired Morgan Bank business had not yet been assumed by the Corporation during the first quarter of 2007. The Corporation continues to make significant investments for the future in upgrading software processes and equipment including upgrades to electronic banking.
     Income taxes
The Corporation recognized tax expense of $411 during the first quarter 2008 and $542 for the same period 2007. The Corporation’s effective tax rate was 22.12% for the first quarter 2008 as compared to 26.10% for the same period 2007. New market tax credit being generated by the Corporation’s subsidiary North Coast Community Development continues to contribute to the lower effective tax rate.
Balance Sheet Analysis
     Overview
The Corporation’s assets at March 31, 2008 were $1,067,002 as compared to $1,056,645 at December 31, 2007. This is an increase of $10,357. Assets increased 0.98% over December 31, 2007.
     Securities
The composition of the Corporation’s securities portfolio at March 31, 2008 and December 31, 2007 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 16.72% trading securities, 81.16% available for sale securities and 2.13% Federal Home Loan Bank and Federal Reserve Bank stock. Available for sale securities are comprised of 37.94% U.S. Government agencies, 52.97% U.S. agency mortgage backed securities, 8.96% municipal securities, and 0.13% other miscellaneous equity investments. At March 31, 2008 the available for sale securities had a net temporary unrealized loss of $74, representing .04% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value of March 31, 2008 were $37,220, and did not have any unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$73,840	$74,379
One to four family residential	213,977	213,238
Multi-family residential	25,289	24,473
Non-farm non-residential properties	270,389	275,552
Commercial and industrial loans	58,612	56,688
Personal loans to individuals:
Auto, single payment and installment	105,602	104,360
All other loans	4,734	4,908

Total loans	752,443	753,598
Allowance for loan losses	(8,000)	(7,820)

Net loans	$744,443	$745,778

Total loans at March 31, 2008 were $752,443. This is a decrease of $1,155, or 0.15% from December 31, 2007. At March 31, 2008, commercial loans represented 57.64% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 29.28% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 13.08% of total portfolio loans.
Loans held for sale, and not included in portfolio loans, were $7,748 at March 31, 2008. Mortgage loans held for sale at fair market value represented 19.65%, and installment loans represented 80.35% of loans held for sale. There were no commercial loans held for sale at March 31, 2008. Loans held for sale at December 31, 2007 were $4,724 and consisted of 31.40% mortgage loans and 68.60% installment loans. The Corporation retains the servicing rights on these loans.

     Deposits
Table 6: Deposits

	Average Balances Outstanding
	As Of
	March 31, 2008			December 31, 2007
	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
			(Dollars in thousands)
Noninterest bearing demand	$84,914	9.86%	0.00%	$84,352	10.64%	0.00%
Interest-bearing demand	118,100	13.70	1.11	105,018	13.23	1.21
Savings deposits	82,032	9.52	0.70	80,513	10.14	0.60
Money market accounts	123,593	14.34	2.68	127,673	16.08	3.60
Consumer time deposits	364,150	42.25	4.58	289,906	36.52	4.71
Brokered time deposits	23,637	2.74	5.38	36,497	4.60	5.22
Public time deposits	65,429	7.59	4.52	69,804	8.79	5.21

Total Deposits	$861,855	100.00%	3.03%	$793,763	100.00%	3.11%

Total deposits at March 31, 2008 were $865,065, an increase of $8,124, or 0.95% over December 31, 2007. Average deposits at March 31, 2008 were $861,855 compared to average deposits at December 31, 2007 of $793,763. Average consumer time deposits increased $74,244 over the three month period between December 31, 2007 and March 31, 2008 despite aggressive reaction to rate cuts during the first quarter of 2008. Average brokered time deposts decreased $12,860 during this same period as excess funds generated by this increase in deposits were used to pay down brokered time deposits as they became due. The Corporation has experienced a migration of customers from demand and other noninterest-bearing accounts to interest-bearing checking, savings and money market accounts to time deposits during the three months of 2008, which decreased $112,510 on average from December 31, 2007. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2008, the Corporation had $27,876 of short-term borrowings. There were no federal funds purchased at March 31, 2008, and repurchase agreements increased $5,771 over December 31, 2007. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $59,207 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $44,207 at December 31, 2007. Maturities of long-term Federal Home Loan Bank advances are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $83,363 at March 31, 2008. This is an increase of 0.86% over December 31, 2007. Net income increased total shareholders’ equity by $1,447 for the three months ended March 31, 2008. Other factors increasing shareholders’ equity were a $1,293 increase in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities, and a $8 increase for share-based payment arrangements, net of tax. Cash dividends payable to shareholders in the amount of $1,313 decreased total shareholders’ equity in the first three months of 2008. Also decreasing total shareholders’ equity was the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for split-dollar life insurance coverage in the amount of $725.
The Corporation held 328,194 shares of common stock as treasury stock at March 31, 2008, at a cost of $6,092. The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At March 31, 2008 and December 31, 2007, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of March 31, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
Nonperforming loans at March 31, 2008 were $15,044 as compared to $10,831 at December 31, 2007, an increase of $4,213. Of this total, commercial loans were $11,291 as compared to $7,927 at December 31, 2007. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At March 31, 2008, construction and land development represented $5,033 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.

Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at March 31, 2008 was 3.02% of total loans as compared to 2.26% at December 31, 2007. Total 30-90 day delinquency was 1.04% of total loans at March 31, 2008 and 0.91% December 31, 2007. 30-90 day delinquency as a percent of loan type is under 2.00% for all loan types except loans to individuals which is 3.66% and, commercial and industrial which was 2.65%.
Other foreclosed assets were $2,680 as of March 31, 2008 as compared to $2,478 at December 31, 2007. This increase was primarily due to the transfer of three residential properties from nonperforming loans to other real estate. The $2,680 is comprised of $1,474 1-4 family residential properties and $1,206 nonfarm nonresidential properties. This compares to $837 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2007.
Table 8 sets forth nonperforming assets for the period ended March 31, 2008 and December 31, 2007.
Table 8: Nonperforming Assets

	March 31,2008	December 31, 2007
	(Dollars in thousands)
Commercial loans	$11,291	$7,927
Real estate mortgage	2,782	2,097
Home equity lines of credit	443	429
Installment loans	528	378

Total nonperforming loans	15,044	10,831

Other foreclosed assets	2,680	2,478

Total nonperforming assets	$17,724	$13,309

Allowance for loan losses to nonperforming loans	53.2%	72.2%
Nonperforming assets to total assets	1.66%	1.26%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month periods ended March 31, 2008 and 2007.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)	(Dollars in thousands)
Balance at beginning of period	$7,820	$7,300
Charge-offs:
Commercial	(18)	(259)
Real estate mortgage	(106)	(99)
Home equity lines of credit	(10)	—
Installment	(186)	(83)
DDA overdrafts	(52)	(59)

Total charge-offs	(372)	(500)

Recoveries:
Commercial	27	28
Real estate mortgage	—	—
Home equity lines of credit	—	—
Installment	33	30
DDA overdrafts	18	17

Total Recoveries	78	75

Net Charge-offs	(294)	(425)

Allowance from merger	—	—
Provision for loan losses	474	383

Balance at end of period	$8,000	$7,258

The allowance for loan losses at March 31, 2008 was $8,000 or 1.06% of outstanding loans, compared to $7,258 or 1.17% of outstanding loans at March 31, 2007. The allowance for loan losses was 53.18% and 43.53% of nonperforming loans at March 31, 2008 and 2007, respectively.
Net charge-offs for the three months ended March 31, 2008 were $294, as compared to $425 for the three months ended March 31, 2007. Annualized net charge-offs as a percent of average loans for the first quarter of 2008 were .16%, as compared to .27% for the same period in 2007.
The provision charged to expense was $474 for the three months ended March 31, 2008 and $383 for the same period in 2007. The provision for loan losses for the three month period ended March 31, 2008 was, in the opinion of management, adequate when balancing the charge-off levels, with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at March 31, 2008. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2008, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $58, or 0.78%, and in a -200 basis point shock, net interest income would decrease $71, or 0.94%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. March 31. 2008, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 16.39% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 16.24%.
ITEM 4. Controls and Procedures

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2008 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Effect of Recent Acquisition

On May 10, 2007, the Corporation completed its acquisition of Morgan Bancorp, Inc. In addition, on May 10, 2007, the Corporation completed the merger of Morgan Bank, NA, a wholly owned subsidiary of Morgan Bancorp, Inc., with and into The Lorain National Bank, a wholly owned subsidiary of the Corporation. Since this acquisition, the Corporation has been documenting and analyzing the systems of disclosure controls and procedures and internal control over financial reporting of the acquired companies and integrating them within the Corporation’s broader framework of controls. The Corporation plans to continue this evaluation and integration in the next quarter. While the evaluation and integration is not yet complete, the Corporation has not, at this time, identified any material weaknesses in its disclosure controls and procedures or internal control over financial reporting as a result of this acquisition.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Pursuant to the terms of the Settlement Agreement dated as of April 18, 2008 by and among the Corporation, AMG Investments, LLC, Richard M. Osborne and Steven A. Calabrese, effective as of April 24, 2008, all of the claims in the lawsuit styled Richard M. Osborne v. LNB Bancorp, Inc., Case No. 1:08 CV 473 in the United States District Court for the Northern District of Ohio, Eastern Division were dismissed.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended March 31, 2008. As of March 31, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
On March 18, 2008, the Corporation held a special meeting of shareholders to vote upon six proposals made by a shareholder of the Corporation (the “Special Meeting”). On March 28, 2008, the Corporation issued a press release announcing the results of the vote taken at the Special Meeting. The press release is included as Exhibit 99.1 to the Current Report on Form 8-K filed by the Corporation with the SEC on March 28, 2008.
On April 18, 2008, the Corporation entered into a Settlement Agreement (the “Settlement Agreement”) with Richard M. Osborne and Steven A. Calabrese and AMG Investments, LLC to settle certain contested matters, including the election of directors, concerning the upcoming 2008 annual meeting of the Corporation’s shareholders. A description of the terms of the Settlement Agreement is contained in Item 1.01 of the Current Report on Form 8-K filed by the Corporation with the SEC on April 23, 2008, which description is incorporated by reference into this Part II, Item 4 of this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: May 8, 2008	/s/ Sharon L. Churchill Sharon L. Churchill
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