Form 10-Q
period 2008-06-30
LNB BANCORP INC
filed 2008-08-11
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on July 31, 2008 was 7,295,663.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks (Note 3)	$28,755	$23,523
Securities: (Note 5)
Trading securities, at fair value	37,195	33,402
Available for sale, at fair value	173,610	179,424
Federal Home Loan Bank and Federal Reserve Stock	4,789	4,579

Total securities	215,594	217,405

Loans held for sale	4,358	4,724
Loans:
Portfolio loans	769,785	753,598
Allowance for loan losses (Note 6)	(11,874)	(7,820)

Net loans	757,911	745,778

Bank premises and equipment, net	12,787	13,328
Other real estate owned	2,351	2,478
Bank owned life insurance	15,346	15,487
Goodwill, net (Note 4)	21,570	21,570
Intangible assets, net (Note 4)	1,211	1,280
Accrued interest receivable	4,033	4,074
Other assets	9,058	6,998

Total Assets	$1,072,974	$1,056,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$90,657	$88,812
Savings, money market and interest-bearing demand	317,640	331,306
Certificates of deposit	452,905	436,823

Total deposits	861,202	856,941

Short-term borrowings (Note 9)	43,681	42,105
Federal Home Loan Bank advances (Note 10)	58,857	44,207
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	3,868	4,620
Accrued taxes, expenses and other liabilities	5,999	5,499

Total Liabilities	994,227	973,992

Shareholders’ Equity
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at June 30, 2008 and December 31, 2007	7,624	7,624
Preferred Shares, Series A Voting, no par value, authorized 750,000 shares, none issued at June 30, 2008 and December 31, 2007		—
Additional paid-in capital	37,734	37,712
Retained earnings	39,912	42,951
Accumulated other comprehensive income (loss)	(431)	458
Treasury shares at cost, 328,194 shares at June 30, 2008 and December 31, 2007	(6,092)	(6,092)

Total Shareholders’ Equity	78,747	82,653

Total Liabilities and Shareholders’ Equity	$1,072,974	$1,056,645

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$11,962	$12,085	$24,538	$23,173
Securities:
U.S. Government agencies and corporations	1,964	1,575	3,934	3,139
State and political subdivisions	186	151	348	286
Trading securities	236	23	529	23
Other debt and equity securities	67	71	132	126
Federal funds sold and short-term investments	28	257	76	287

Total interest income	14,443	14,162	29,557	27,034
Interest Expense
Deposits	5,397	6,250	11,906	11,731
Federal Home Loan Bank advances	553	274	1,123	600
Short-term borrowings	86	232	261	465
Trust preferred securities	268	208	608	211

Total interest expense	6,304	6,964	13,898	13,007

Net Interest Income	8,139	7,198	15,659	14,027
Provision for Loan Losses (Note 6)	4,664	853	5,138	1,236

Net interest income after provision for loan losses	3,475	6,345	10,521	12,791
Noninterest Income

Investment and trust services	587	524	1,119	1,046
Deposit service charges	1,190	1,136	2,301	2,218
Other service charges and fees	682	595	1,326	1,101
Income from bank owned life insurance	398	182	581	349
Other income	70	78	669	145

Total fees and other income	2,927	2,515	5,996	4,859
Securities gains (losses), net	69	(214)	283	259
Gains on sale of loans	157	118	344	269
Gains (losses) on sale of other assets, net	1	14	(135)	35

Total noninterest income	3,154	2,433	6,488	5,422
Noninterest Expense

Salaries and employee benefits (Note 7)	3,861	3,935	7,639	7,758
Furniture and equipment	1,035	907	2,031	1,614
Net occupancy	603	535	1,260	1,090
Outside services	591	474	1,474	829
Marketing and public relations	274	353	582	615
Supplies, postage and freight	335	323	684	633
Telecommunications	202	203	446	391
Ohio Franchise tax	225	201	445	416
Intangible asset amortization	34	48	68	76
Other real estate owned	509	131	607	245
Electronic banking expenses	300	193	510	382
Loan and collection expense	232	101	460	195
Other expense	639	605	1,156	1,123

Total noninterest expense	8,840	8,009	17,362	15,367

Income (loss) before income tax expense	(2,211)	769	(353)	2,846
Income tax expense (benefit)	(1,076)	133	(665)	675

Net Income (Loss)	$(1,135)	$636	$312	$2,171

Net Income (Loss) Per Common Share
Basic	$(0.16)	$0.09	$0.04	$0.32
Diluted	(0.16)	0.09	0.04	0.32
Dividends declared	0.18	0.18	0.36	0.36
Average Common Shares Outstanding
Basic	7,295,663	6,921,162	7,295,663	6,683,736
Diluted	7,295,663	6,921,162	7,295,663	6,683,736
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			(1,192)	1,192		—
Comprehensive income:
Net Income			2,171			2,171
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(1,021)		(1,021)

Total comprehensive income						1,150
Share-based compensation income		23				23
Issuance of 851,990 shares of common stock	852	11,272			—	12,124
Common dividends declared, $.36 per share			(2,470)			(2,470)

Balance, June 30, 2007	$7,624	$37,677	$42,237	$(1,922)	$(6,092)	$79,524

Balance, January 1, 2008	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative effect of change in accounting principle for split-dollar life insurance coverage			(725)			(725)
Comprehensive income:
Net Income			312			312
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(889)		(889)

Total comprehensive income						(577)
Share-based compensation income		22				22
Common dividends declared, $.36 per share			(2,626)			(2,626)

Balance, June 30, 2008	$7,624	$37,734	$39,912	$(431)	$(6,092)	$78,747

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$312	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,138	1,236
Depreciation and amortization	927	869
Amortization of premiums and discounts	(425)	(44)
Amortization of intangibles	68	75
Amortization of loan servicing rights	112	26
Amortization of deferred loan fees	(164)	187
Federal deferred income tax expense	48	181
Net gain from loan sales	(372)	(246)
Net losses from loans held for sale	28	—
Securities gains, net	(283)	(255)
Share-based compensation expense, net of tax	22	23
Net loss on sale of other assets	135	2
Net increase in accrued interest receivable and other assets	(1,203)	(4,411)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	(977)	1,475

Net cash provided by operating activities	3,366	1,289

Investing Activities
Purchase of available-for-sale securities	(67,108)	(72,060)
Proceeds from sales of available-for-sale securities	40,396	31,117
Proceeds from maturities of available-for-sale securities	31,474	—
Purchase of trading securities	(55,479)	(31,582)
Proceeds from sale of trading securities	52,100	47,632
Purchase of Federal Home Loan Bank Stock	(117)	(495)
Purchase of Federal Reserve Bank Stock	—	(794)
Acquisition, net of cash and cash equivalents acquired	—	(4,912)
Net increase in loans made to customers	(61,657)	(38,588)
Proceeds from the sale of other real estate owned	512	478
Proceeds from the sale of bank premises and equipment	5	—
Purchase of bank premises and equipment	(386)	(1,553)

Net cash used in investing activities	(60,260)	(70,757)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	1,845	(11,370)
Net increase in savings, money market and interest-bearing demand	20,629	275
Net increase (decrease) in certificates of deposit	(18,212)	14,866
Net increase (decrease) in short-term borrowings	1,576	(2,598)
Proceeds from loan sales	44,264	22,889
Proceeds from Federal Home Loan Bank advances	50,000	182,450
Prepayment of Federal Home Loan Bank advances	(35,350)	(172,454)
Proceeds from issuance of junior subordinated debentures	—	20,620
Issuance of stock in acquisition	—	12,124
Dividends paid	(2,626)	(2,470)

Net cash provided by financing activities	62,126	64,332

Net increase (decrease) in cash and cash equivalents	5,232	(5,136)
Cash and cash equivalents, January 1	23,523	29,122

Cash and cash equivalents, June 30	$28,755	$23,986

Supplemental cash flow information
Interest paid	$14,214	$11,090
Income taxes paid	1,405	—
Transfer of loans to other real estate owned	996	1,286
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
1) Summary of Significant Accounting Policies
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
          Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation held trading securities as of June 30, 2008 and December 31, 2007. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2008 and December 31, 2007, The Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
          Federal Reserve Bank (FRB) and FHLB (FHLB) Stock
These stocks are required investments for institutions that are members of the Federal Reserve and FHLB systems. The required investment in the common stock is based on a predetermined formula. These stocks are recorded at redemption value which approximates fair value.
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
          Goodwill and Core Deposit Intangibles
Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147 “Acquisitions of Certain Financial Institutions”. Goodwill is tested at least annually for impairment.
Core deposit intangible assets are amortized using the straight-line method over ten years and are subject to annual impairment testing.
          Other Real Estate Owned
Other real estate owned (“OREO”) represent properties acquired through customer loan default. Real estate and other tangible assets acquired through foreclosure are carried as OREO on the Consolidated Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.
          Investment and Trust Services Assets and Income
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the Corporation’s financial statements as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.
          Income Taxes
The Corporation and the Bank file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.
          Comprehensive Income
The Corporation displays the accumulated balance of other comprehensive income as a separate component of shareholders’ equity.
          Stock-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) to 8 employees, 12,000 of which have expired due to employee terminations. The Corporation adopted SFAS No. 123R for the accounting and disclosure of the stock option agreements and the SARs.
          Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue became effective January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-4 reduced retained earnings by $725,000 effective January 1, 2008.
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates (“SFAS 159”). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year that begins or began after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elected to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Corporation elected early adoption of SFAS 159 as of January 1, 2007 and has included disclosures in accordance with the requirements.
FASB Statement No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No.140 “ (“SFAS 156”). SFAS 156 amended FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights either under the amortization method previously required under FASB Statement No. 140 or at fair value. The provision of SFAS 156 became effective January 1, 2007. The Corporation elected the amortization method. The adoption of SFAS 156 did not have a material effect on The Corporation’s consolidated balance sheet, results of operations or cash flows.
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
(2) Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	7,295,663	6,921,162	7,295,663	6,683,736
Dilutive effect of incentive stock options	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Share	7,295,663	6,921,162	7,295,663	6,683,736

Net Income (Loss)	$(1,135)	$636	$312	$2,171

Basic Earnings (Loss) Per Share	$(0.16)	$0.09	$0.04	$0.32

Diluted Earnings (Loss) Per Share	$(0.16)	$0.09	$0.04	$0.32

All outstanding options were anti-dilutive for the three and six months ended June 30, 2008 and June 30, 2007, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,412 on June 30, 2008 and $500 on December 31, 2007.
(4) Goodwill and Intangible Assets
On May 10, 2007, The Corporation completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. Goodwill is not deductible for tax purposes. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $34 in the quarter ended June 30, 2008.
The estimated fair values of significant assets purchased and liabilities assumed related to the acquisition of Morgan Bank, NA were as follows:

(Dollars in thousands)
Cash	$20,652
Loans, net of reserve for loan losses	92,019
Bank premises and equipment, net	731
Acquisition Intangibles	20,122
Deposits	101,870
Short Term Borrowings	1,720
FHLB Borrowings	4,124
The consolidated statements of income reflect the operating results of the Morgan Bank division of the Corporation since the effective date of the acquisition.
The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles were fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan Bancorp, Inc. acquisition, follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Core deposit intangibles	$2,555	$2,655
Less: accumulated amortization	1,344	1,375

Carrying value of core deposit intangibles	$1,211	$1,280

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2008 and December 31, 2007 follows:

	At June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$43,228	$656	$(161)	$43,723
Mortgage backed securities	110,324	$746	$(856)	110,214
State and political subdivisions	19,521	134	(250)	19,405
Equity securities	153	115	—	268

Total Securities	$173,226	$1,651	$(1,267)	$173,610

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$90,046	$992	$(87)	$90,951
Mortgage backed securities	72,534	$585	$(100)	73,019
State and political subdivisions	14,961	294	(33)	15,222
Equity securities	152	80	—	232

Total Securities	$177,693	$1,951	$(220)	$179,424

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher, in which case impairment may not be due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At June 30, 2008, the total unrealized losses of $1,267 on available for sale securities were temporary in nature due to the current level of interest rates.
The cost, gross unrealized gains and losses and fair values of trading securities at June 30, 2008 follows:

At June 30, 2008
		Aggregate Unrealized Gains	Aggregate Unrealized Losses
		recorded to income for the	recorded to income for the
		quarter ended	quarter ended	Fair
	Cost	June 30, 2008	June 30, 2008	Value
(Dollars in thousands)
Trading Securities	$37,220	$10	$(35)	$37,195

(6) Loans and Allowance for Loan Losses
Loan balances at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans Held for Sale, at lower of cost or fair value;
Real estate mortgage loans held for sale	2,043	1,483
Installment loans held for sale	2,315	3,241

Total Loans Held for Sale	4,358	4,724

Portfolio Loans:
Commercial	$433,878	$433,081
Real estate mortgage	96,505	100,419
Home equity lines of credit	90,990	80,049
Installment	148,412	140,049

Total Portfolio Loans	769,785	753,598
Allowance for loan losses	(11,874)	(7,820)

Net Loans	$757,911	$745,778

Activity in the allowance for loan losses for the six-month periods ended June 30, 2008 and June 30, 2007 is summarized as follows:

	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Balance at the beginning of period	$7,820	$7,300
Provision for loan losses	5,138	1,236
Allowance from merger	—	1,098
Loans charged-off	(1,248)	(1,678)
Recoveries on loans previously charged-off	164	159

Balance at end of period	$11,874	$8,115

Nonaccrual loans at June 30, 2008 were $15,428, as compared to $10,831 at December 31, 2007, and $13,259 at June 30, 2007.
(7) Stock Options and Stock Appreciation Rights
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 SARs to 8 employees. For the six months ending June 30, 2008 there was no expense recorded for SARs and $42 for stock options. The number of options or SARs and the exercise prices as of June 30, 2008 follows:

	Year Issued
	2005	2005	2006	2007	2007	2007	2007	2006
Type	Option	Option	Option	Option	Option	Option	Option	SARs
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	49,500	18,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$19.00
Number of Options Vested	2,500	30,000	20,000	10,000	—	—	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.43%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	5.78%
Volatility	18.48%	17.30%	17.66%	16.52%	16.52%	15.68%	15.68%	13.00%
Expected Life - years	5	6	6	6	6	6	6	5
A summary of the status of stock options at June 30, 2008, and changes during the six months then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Options outstanding, December 31, 2007	112,500	$17.57
Granted	99,500	14.47
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, June 30, 2008	212,000	$16.11

Options vested and exercisable, June 30, 2008	62,500	$18.53

(8) Deposits
Deposit balances at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Demand and other noninterest-bearing	$90,657	$88,812
Interest checking	121,423	120,052
Savings	84,965	81,293
Money market accounts	111,252	129,961
Consumer time deposits	389,143	344,279
Public time deposits	55,441	64,913
Brokered time deposits	8,321	27,631

Total deposits	$861,202	$856,941

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $133,935 and $159,350 at June 30, 2008 and December 31, 2007, respectively. Brokered time deposits totaling $8,321 and $27,631 at June 30, 2008 and December 31, 2007, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of June 30, 2008 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$339,481	$46,780	$2,878	$4	$389,143
Public time deposits	53,828	1,156	457	—	55,441
Brokered time deposits	5,827	2,494	—	—	8,321

Total time deposits	$399,136	$50,430	$3,335	$4	$452,905

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2008, the Bank had pledged approximately $4,784 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $4,066. No amounts were outstanding at June 30, 2008 or December 31, 2007.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Securities sold under agreements to repurchase	$30,781	$22,105
Federal funds purchased	12,900	20,000

Total short-term borrowings	$43,681	$42,105

(10) FHLB Advances
FHLB (“FHLB”) advances amounted to $58,857 and $44,207 at June 30, 2008 and December 31, 2007, respectively. All advances are bullet maturities with no call features. At June 30, 2008, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and home equity lines of credit of $102,172 and $52,650 respectively. The maximum borrowing capacity of the Bank at June 30, 2008 was $84,591 with unused collateral borrowing capacity of $25,672. The Bank maintains a $40,000 cash management line of credit (“CMA”) with the FHLB. There were no advances under the CMA at June 30, 2008.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
FHLB advance - 3.33%, due February 8, 2008	—	5,000
FHLB advance - 4.47%, due April 11, 2008	$—	$349
FHLB advance - 4.99% due November 28, 2008	5,000	5,000
FHLB advance - 5.07%, due December 12, 2008	500	499
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	$349	$349
FHLB advance - 5.00%, due December 14, 2009	499	499
FHLB advance - 3.58%, due January 8, 2010	$10,000	$10,000
FHLB advance - 3.67%, due January 8, 2011	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	$69	$76
FHLB advance - 4.76%, due July 6, 2015	2,440	2,435
FHLB advance - 3.69%, due January 9, 2009	$15,000	$—
FHLB advance - 3.17%, due February 8, 2011	5,000	—

Total FHLB advances	$58,857	$44,207

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At June 30, 2008, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2008 were 4.28% and 6.64% for Trust I and Trust II, respectively.

(12) Commitments, Credit Risk, and Contingencies
In the normal course of business, the Bank enters into commitments that involve off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.
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
A summary of the contractual amount of commitments at June 30, 2008 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$90,828
Home equity lines of credit	82,799
Standby letters of credit	8,149

Total	$181,776

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of FHLB advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2008 and December 31, 2007.
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value as of	Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Trading Securities	$37,195	$37,195	$—	$—
Available for Sale Securities	173,610	159,181	15,454	—

Total	$210,805	$196,376	$15,454	$—

Losses of $84 were included under security gains in earnings for the quarter ended June 30, 2008 for assets held and measured at fair value as of June 30, 2008.
          Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at June 30, 2008 and December 31, 2007 are summarized as follows:

	At June 30, 2008		At December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-term investments	$28,755	$28,755	$23,523	$23,523
Securities	173,610	173,610	179,424	179,424
Trading securities, at fair value	37,195	37,195	33,402	33,402
Portfolio loans, net	757,911	764,548	745,778	751,578
Loans held for sale	4,358	4,386	4,724	4,724
Accrued interest receivable	4,033	4,033	4,074	4,074
Financial liabilities
Deposits:
Demand, savings and money market	408,297	408,297	420,118	420,118
Certificates of deposit	452,905	457,130	436,823	441,400

Total deposits	861,202	408,297	856,941	861,518

Short-term borrowings	43,681	43,681	42,105	42,105
Federal Home Loan Bank advances	58,857	58,521	44,207	43,500
Junior subordinated debentures	20,620	22,057	20,620	21,716
Accrued interest payable	3,868	3,888	4,620	4,620

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The Corporation is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 21 banking centers throughout Lorain, eastern Erie, western Cuyahoga and Summit counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months and six months ended June 30, 2008. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2007 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements contained within this Form 10-Q. These policies are fundamental to the understanding of results of operation and financial conditions.
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
The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either SFAS No. 5 “Accounting for Contingencies”, or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. Many factors are considered when these grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio.

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
New Accounting Pronouncements
Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation. Recent accounting pronouncements are discussed in Note 1 to the consolidated financial statements contained within this
Form 10-Q.
Summary of Earnings (Dollars in thousands except per share data)
The Corporation reported a net loss of $1,135, or $.16 per diluted share, for the second quarter of 2008 and net income of $312, or $.04 per diluted share, for the six months ended June 30, 2008. This compares to net income of $636, or $0.09 per diluted share, for the second quarter of 2007 and net income of $2,171, or $0.32 per diluted share, for the six months ended June 30, 2007.
An unstable interest rate environment and an ever-weakening economy, which began in 2007 and has persisted through the second quarter of 2008, continue to present a challenge to the banking industry. Balancing the ability to maintain fair and equitable interest rates to customers, both on loans and deposits, and to continue to maintain a healthy balance sheet for shareholders has been a challenge to which the Corporation has risen. Net interest income for the second quarter of 2008 was $8,139, compared to $7,198 for the second quarter of 2007. On a linked-quarter basis, net interest income during the second quarter of 2008 was $619 above the prior quarter. Deposit service charges and other fees also continued to remain strong and increased in comparison to the same quarter 2007 and on a linked-quarter basis. Service charges and fees for the second quarter of 2008 were $1,872 compared to $1,731 for the second quarter of 2007, and increased $117 on a linked-quarter basis.
As with all segments of the economy, asset quality issues have negatively impacted the Corporation. The Corporation recorded a loan loss provision of $4,664 during the second quarter of 2008 in light of the continuing unpredictability of the economy, the continued decline in real estate values, and the credit quality issues inherent in the portfolio.
Noninterest expense continues to be monitored and managed closely by the Corporation. As with net interest income, the uncertainty of the economy has affected noninterest expense in the form of increased utility expense, operating expense and expense associated with the reduction of other real estate owned values. During the second quarter of 2007, the Corporation acquired Morgan Bancorp, Inc. and its wholly-owned subsidiary, Morgan Bank, NA, of Hudson, Ohio. While the Corporation has assumed the additional expense this acquisition brought, including personnel, transaction processing equipment and software, and other operating expenses, the Corporation continues to see improvement, through careful planning and streamlining of efficiencies, primarily in the reduction of salary and employee benefit expense.
Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 72.1% of the revenues for the three months ended June 30, 2008. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007
Net interest income, before provision for loan losses, was $8,139 for the second quarter 2008 as compared to $7,198 during the same quarter 2007. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the second quarter 2008 and 2007 was $8,244 and $7,292, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.31% for the three months ended June 30, 2008 compared to 3.37% for the three months ended June 30, 2007.
Average earning assets for the second quarter of 2008 were $987,829. This was an increase of $132,083, or 15.43%, over the same quarter last year. The effect of the unstable interest rate environment, especially in the second quarter of 2008, has greatly impacted the yield generated by earning assets throughout the entire banking industry. The Corporation has worked diligently to increase the level of earning assets and minimize the impact of the unstable interest rate environment. Interest income on earning assets was $14,548 for the second quarter of 2008, compared to $14,256 for the second quarter of 2007. The yield on average earning assets was 5.92% in the second quarter of 2008 as compared to 6.68% for the same period last year.
Interest income from loans was $11,985 for the second quarter of 2008, and $12,112 for the second quarter of 2007. Average portfolio loans during these periods were $764,690 and $678,250,

respectively. The Morgan Bancorp, Inc. acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in portfolio loans. The yield on average loans during the second quarter of 2008 was 6.30%. This was 86 basis points lower than that of the second quarter of 2007 at 7.16%. Interest income from securities was $2,563 (FTE) for the three months ended June 30, 2008. This compares to $2,144 during the second quarter of 2007. The yield on average securities was 4.62% and 4.84% for these periods, respectively.
Interest expense on interest-bearing liabilities was $6,304 for the quarter ending June 30, 2008 and $6,964 for the quarter ending June 30, 2007. Total average interest-bearing liabilities during the second quarter of 2008 were $885,878, compared to $758,286 during the same period in 2007. The cost of interest-bearing liabilities was 2.86% during the second quarter as compared to 3.68% during the same period of 2007.
Interest expense from deposits for the second quarter was $5,397 in 2008 and $6,247 in 2007. Average deposits during the second quarter of 2008 increased $82,527 over the second quarter 2007. The Morgan Bancorp, Inc. acquisition, in the second quarter of 2007, contributed $101,870 in deposits. The cost of average deposits was 2.79% for the second quarter of 2008 as compared to 3.61% for the second quarter of 2007. The Corporation was much less reliant on brokered time deposits during the second quarter of 2008. Brokered time deposits were $10,789 as compared to $38,239 during the second quarter of 2007. During these same time periods, consumer time deposits increased $104,932, while money market accounts decreased $13,091.
     Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007
Net interest income, before provision for loan losses, for the first six months of 2008 was $15,659 as compared to $14,027 for the same period in 2007. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first half of 2008 and 2007 was $15,860 and $14,210, respectively. The net interest margin was 3.18% for the six months ended June 30, 2008 compared to 3.44% for the six months ended June 30, 2007.
Interest income produced by earning assets during the first six months of 2008 was $29,755. This compares to interest income from earning assets of $27,217 during the first six months of 2007. Average earning assets increased $164,915, or 20.0%, to $989,045 for the first six months of 2008 as compared to $824,130 for the first six months of 2007. The yield on average earning assets was 6.05% for the first half of 2008 as compared to 6.66% for the same period last year, or a decrease of 61 basis points.
Interest income from loans was $24,583 for the first six months of 2008, and $23,229 for the first half of 2007. The yield on loans for the first half of 2008 and 2007 was $6.47% and 7.16%, respectively. Average loans increased $108,915, or 16.64%, over the same period 2007. The Morgan Bancorp, Inc. acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in loans, primarily indirect auto loans of $52,305, and commercial loans of $26,146. Average installment loans (primarily indirect auto loans) increased $85,622 and average commercial loans increased $49,778 when comparing the first six months of 2008 to the first six months of 2007.
Interest expense was $13,985 for the first six months of 2008 compared to $13,007 for the first six months of 2007. Average interest-bearing liabilities increased $161,461, or 22.30%, to $885,453 for the first half of 2008 as compared to $723,992 for the first half 2007. Interest expense from deposits for the first half of the year was $11,907 in 2008 and $11,731 in 2008. Average interest-bearing deposits for the first half of 2008 increased $113,133 over the same period in 2007. The cost of deposits for the first half of 2008 decreased 48 basis points in comparison to the first half of 2007. During the six month period ending June 30, 2008, average brokered time deposits decreased $28,871 while average consumer time deposits increased $116,764 in comparison to the same period in 2007.
Table 1 displays the components of net interest income for the three and six months ended June 30, 2008 and 2007. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.
Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended June 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$200,028	$2,200	4.42%	$143,626	$1,669	4.66%
State and political subdivisions	18,004	268	5.99%	14,372	218	6.08%
Federal funds sold and short-term investments	5,107	95	7.48%	19,498	257	5.29%
Commercial loans	432,354	6,997	6.51%	391,621	7,232	7.41%
Real estate mortgage loans	97,951	1,490	6.12%	97,718	1,497	6.14%
Home equity lines of credit	86,298	999	4.66%	73,966	1,443	7.83%
Purchased installment loans	—	—	0.00%	36,959	468	5.08%
Installment loans	148,087	2,499	6.79%	77,986	1,472	7.57%

Total Earning Assets	$987,829	$14,548	5.92%	$855,746	$14,256	6.68%

Allowance for loan loss	(7,890)			(7,758)
Cash and due from banks	20,573			21,942
Bank owned life insurance	15,703			15,021
Other assets	49,378			42,869

Total Assets	$1,065,593			$927,820

Liabilities and Shareholders’ Equity
Interest-bearing demand	$125,478	$245	0.79%	$100,793	$296	1.18%
Savings deposits	84,261	129	0.62%	81,114	107	0.53%
Money market accounts	117,872	494	1.69%	130,963	1,221	3.74%
Consumer time deposits	383,751	3,833	4.02%	278,819	3,271	4.71%
Brokered time deposits	10,789	145	5.41%	38,239	493	5.17%
Public time deposits	55,206	551	4.01%	64,902	859	5.31%
Short-term borrowings	28,830	86	1.20%	22,341	232	4.17%
FHLB advances	58,895	553	3.78%	29,059	274	3.78%
Trust preferred	20,796	268	5.18%	12,056	211	7.02%

Total Interest-Bearing Liabilities	$885,878	$6,304	2.86%	$758,286	$6,964	3.68%

Noninterest-bearing deposits	86,874			83,229
Other liabilities	9,991			8,352
Shareholders’ Equity	82,850			77,953

Total Liabilities and Shareholders’ Equity	$1,065,593			$927,820

Net interest Income (FTE)		$8,244	3.35%		$7,292	3.41%
Taxable Equivalent Adjustment		(105)	-0.04%		(94)	-0.04%

Net Interest Income Per Financial Statements		$8,139			$7,198

Net Yield on Earning Assets			3.31%			3.37%

	Six Months Ended June 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$201,759	$4,463	4.45%	$144,991	$3,288	4.57%
State and political subdivisions	16,487	502	6.12%	13,472	413	6.18%
Federal funds sold and short-term investments	7,222	207	5.76%	11,005	287	5.26%
Commercial loans	434,646	14,315	6.62%	384,868	14,184	7.43%
Real estate mortgage loans	99,492	2,975	6.01%	98,063	2,991	6.15%
Home equity lines of credit	83,504	2,177	5.24%	72,293	2,809	7.84%
Purchased installment loans	—	—	0.00%	39,125	978	5.04%
Installment loans	145,935	5,116	7.05%	60,313	2,267	7.58%

Total Earning Assets	$989,045	$29,755	6.05%	$824,130	$27,217	6.66%

Allowance for loan loss	(7,901)			(7,583)
Cash and due from banks	22,852			21,987
Bank owned life insurance	15,610			14,932
Other assets	45,341			34,746

Total Assets	$1,064,947			$888,212

Liabilities and Shareholders’ Equity
Interest-bearing demand	$120,954	$571	0.95%	$93,708	$478	1.03%
Savings deposits	82,913	273	0.66%	79,445	169	0.43%
Money market accounts	121,278	1,321	2.19%	121,233	2,208	3.67%
Consumer time deposits	372,151	7,991	4.32%	255,387	5,891	4.65%
Brokered time deposits	18,628	441	4.76%	47,499	1,211	5.14%
Public time deposits	61,866	1,310	4.26%	67,385	1,774	5.31%
Short-term borrowings	27,162	258	1.91%	22,020	465	4.26%
FHLB advances	59,714	1,123	3.78%	31,254	600	3.87%
Trust preferred securities	20,787	607	5.87%	6,061	211	7.02%

Total Interest-Bearing Liabilities	$885,453	$13,895	3.16%	$723,992	$13,007	3.62%

Noninterest-bearing deposits	85,862			82,356
Other liabilities	10,130			8,209
Shareholders’ Equity	83,502			73,655

Total Liabilities and Shareholders’ Equity	$1,064,947			$888,212

Net interest Income (FTE)		$15,860	3.22%		$14,210	3.48%
Taxable Equivalent Adjustment		(201)	-0.04%		(183)	-0.04%

Net Interest Income Per Financial Statements		$15,659			$14,027

Net Yield on Earning Assets			3.18%			3.44%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2008 and June 30, 2007. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2008 and 2007
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$656	$(125)	$531
State and political subdivisions	54	(4)	50
Federal funds sold and short-term investments	(181)	19	(162)
Commercial loans	506	(741)	(235)
Real estate mortgage loans	9	(16)	(7)
Home equity lines of credit	118	(562)	(444)
Installment loans	553	6	559

Total Interest Income	1,715	(1,423)	292

Interest-bearing demand	33	(84)	(51)
Savings deposits	5	17	22
Money market accounts	(61)	(666)	(727)
Consumer time deposits	1,503	(940)	563
Brokered time deposits	(354)	6	(348)
Public time deposits	(109)	(199)	(308)
Short-term borrowings	15	(161)	(146)
FHLB advances	279	—	279
Trust preferred securities and miscellaneous	387	(331)	56

Total Interest Expense	1,698	(2,358)	(660)

Net Interest Income (FTE)	$17	$935	$952

Consolidated net interest income (FTE) for the second quarter 2008 and 2007 was $8,244 and $7,292, respectively. Interest income increased $292 during the second quarter of 2008. $1,715 of the increase in interest income during the second quarter of 2008 was attributable to volume, offset by a decrease of $1,423 attributable to rate. For the same period, interest expense decreased $660, with $1,698 attributable to an increase in volume, offset by a decrease due to rate of $2,358. Careful management of the repricing of loans and deposits during this period of challenging interest rates resulted in a net increase in revenue attributable to rates, without sacrificing volume. Overall, net interest income (FTE) increased $952.

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense 2008 and 2007
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$1,305	$(130)	$1,175
State and political subdivisions	94	(5)	89
Federal funds sold and short-term investments	(96)	16	(80)
Commercial loans	(1,963)	2,094	131
Real estate mortgage loans	27	(43)	(16)
Home equity lines of credit	235	(867)	(632)
Installment loans	1,548	323	1,871

Total Interest Income	1,150	1,388	2,538

Interest-bearing demand	148	(55)	93
Savings deposits	11	93	104
Money market accounts	—	(887)	(887)
Consumer time deposits	2,786	(686)	2,100
Brokered time deposits	(732)	(38)	(770)
Public time deposits	(123)	(341)	(464)
Short-term borrowings	38	(245)	(207)
FHLB advances	550	(27)	523
Trust preferred securities and miscellaneous	546	(150)	396

Total Interest Expense	3,224	(2,336)	888

Net Interest Income (FTE)	$(2,074)	$3,724	$1,650

Consolidated net interest income (FTE) for the six month period ended June 30, 2008 and 2007 was $15,860 and $14,210, respectively. Interest income increased $2,538 during the first half of 2008, with 54.69% of the increase attributed to rate. For the same period, interest expense increased $888, with $3,224 attributable to volume, offset by a decrease of $2,336 due to rate. Overall, net interest income (FTE) increased $1,650.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$587	$524	$1,119	$1,046
Deposit service charges	1,190	1,136	2,301	2,218
Electronic banking fees	682	595	1,326	1,101
Income from bank owned life insurance	398	182	581	349
Other income	70	78	669	145

Total fees and other income	2,927	2,515	5,996	4,859
Securities gains, net	69	(214)	283	259
Unrealized gain/(loss) on loans HFS	(28)	5	(28)	(28)
Gains on sale of loans	185	113	372	297
Gains (losses) on sale of other assets	1	14	(135)	35

Total noninterest income	$3,154	$2,433	$6,488	$5,422

     Three Months Ended June 30, 2008 as compared to the Three Months Ended June 30, 2007
Noninterest income for the three months ended June 30, 2008 was $3,154 or an increase of $721, or 29.63%, from the same period 2007. The two biggest components of noninterest income are deposit service charges and trust and investment management services. Deposit service charges and electronic banking fee income continued to grow in the second quarter of 2008 to $1,872 with an increase of $141, or 8.15%, over the same period last year. Income from trust and investment management services was $587 for the second quarter of 2008, compared to $524 for the same period in 2007.
The second quarter of 2008 included $216 received from the redemption of a bank owned life insurance policy. The gain of $69 on securities during the second quarter of 2008 was a combination of a gain of $153 on the sale of available-for-sale securities, offset by an unrealized loss on trading securities of $84. During the second quarter of 2007, an unrealized loss of $214 was recorded on trading securities. The gain on sale of loans during the second quarter of 2008 was $157 and consisted of a $65 gain on the sale of mortgage loans to Freddie Mac and a gain on the sale of indirect consumer loans to investor banks of $118. These gains were offset by an unrealized mark-to-market loss of $28 on loans held-for-sale. Net gains on the sale of loans to the secondary market were $113 for the second quarter of 2007.
          Six Months Ended June 30, 2008 as compared to the Six Months Ended June 30, 2007
Noninterest income for the six months ended June 30, 2008 was $6,488 or an increase of $1,066, or 19.67%, from the same period 2007. Deposit service charges and fees from electronic banking increased $308, or 9.28%, over the same period last year.
The first six months of 2008 included $460 received in a partial redemption of stock issued by VISA. Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa, MasterCard, and several major financial institutions claiming that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. Subsequently, VISA underwent a worldwide reorganization and completed an initial public offering. The Corporation had a membership interest in VISA and a potential liability of an uncertain amount. As a result of this IPO, the Corporation received $460 in a partial redemption of stock issued to the membership institutions. The remaining 17,068 of Class B Common Shares will remain in place for a period of three years. This redemption was recorded as other income in accordance with GAAP. Also as a result of the IPO, VISA has escrowed funds to cover potential liability from the lawsuits thereby relieving member banks of this liability. During the first six months of 2008, $216 was received from the redemption of a bank owned life insurance policy.
The gain of $283 on securities during the first six months of 2008 was a combination of a gain on sale of available-for-sale securities of $322, offset by an unrealized loss on trading securities of $39. During the first six months of 2008, available-for-sale securities which were due to be called or mature during 2008 were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the falling interest rate environment, the interest rates available on mortgage-backed securities have made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. The yield on the mortgage-backed securities purchased was comparable to those sold. During the first six months of 2007, $259 was recorded to gain on securities following the early election of SFAS 159.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,861	$3,935	$7,639	$7,758
Furniture and equipment	1,035	907	2,031	1,614
Net occupancy	603	535	1,260	1,090
Outside services	591	474	1,474	829
Marketing and public relations	274	353	582	615
Supplies and postage	335	323	684	633
Telecommunications	202	203	446	391
Ohio Franchise tax	225	201	445	416
Other real estate owned	509	131	607	245
Electronic banking expense	300	193	510	382
Other charge-offs and losses	207	101	269	195
Other expense	698	653	1,415	1,199

Total noninterest expense	$8,840	$8,009	$17,362	$15,367

     Three Months Ended June 30, 2008 as compared to the Three Months Ended June 30, 2007
Noninterest expense increased $831, or 10.38%, for the second quarter of 2008 over the same period 2007. During the second quarter of 2007, the Corporation acquired Morgan Bancorp, Inc. This acquisition brought additional expenses including personnel, transaction processing equipment and software, and other operating expenses. Despite the initial increase in personnel as a result of the acquisition, careful planning and streamlining of efficiencies has resulted in the reduction of salaries and employee benefit expense from $3,935 for the second quarter of 2007 to $3,861 for the second quarter of 2008. Increased fuel costs are partially attributable for the increase in utility and vehicle operating/mileage expense. The Corporation has begun to investigate ways that gas and electric consumption and pricing can be controlled. During the first quarter of this year, a special shareholders meeting was requested by a shareholder of the Corporation which added additional expense, net of tax, of approximately $572 of which approximately $81 was in the second quarter of this year.
Other real estate owned expense of $509 during the second quarter of 2008, increased $378 over the second quarter of 2007. As with the loan loss provision, due to the uncertain economic conditions and declining real estate values, the Corporation reduced the value of other real estate owned by $330 during the second quarter. Other real estate owned is carried at the lower of cost or market. At June 30, 2008 this property was valued at $2,351, of which $265 was recorded in the second quarter of 2008. Gains and losses on this property are recorded directly to the income statement at the time of sale. A loss of $2 was recorded on the sale of one property during the second quarter of 2008.
     Six Months Ended June 30, 2008 as compared to the Six Months Ended June 30, 2007
Noninterest expense was $17,362 for the six months ended June 30, 2008. This as an increase of $1,995, or 12.98%, as compared to $15,367 recorded for the six months ended June 30, 2007. Included in noninterest expense was $572 related to the special shareholders meeting requested by a shareholder of the Corporation during the first quarter of 2008. This affected third party services, marketing and public relations, and postage expenses. During the second quarter of 2007, the Corporation acquired Morgan Bancorp, Inc. Salaries and benefits, during the first six months of 2008 decreased $119 in comparison to the first six months of 2007. This decrease is particularly significant given that the salary and benefit expenses relating to the acquired Morgan Bank business had not yet been assumed by the Corporation during the first quarter of 2007. The Corporation continues to make significant investments for the future in upgrading software processes and equipment including upgrades to electronic banking. Much of this increase is attributable to the expenses associated with the Morgan Bancorp, Inc. acquisition on May 10, 2007.
Other real estate owned expense increased $362 on a year-to-year comparison. This expense was primarily the result of the revaluation of certain properties as a result of the decline in real estate market values during the first six months of 2008. Any valuation adjustments that are required are expensed directly to the income statement.
     Income taxes
The Corporation recognized an income tax benefit of $1,076 during the second quarter 2008 compared to income tax expense of $133 for the same period of 2007. The provision for loan loss of $4,664 during the second quarter of 2008 placed the Corporation in a loss position before income tax expense. Income tax on the $4,664 is calculated at 34%. The tax benefit recorded in the second quarter skewed the Corporation’s effective tax rate. Eliminating the provision for loan loss of $4,664 from the pre-tax net loss of $2,211, for comparative purposes, would result in net income before income tax expense of $2,453, income tax expense of $510 and an effective tax rate of 20.78% for the second quarter 2008. This compares to 17.30% for the same period 2007.
An income tax benefit of $665 was recognized for the six month period ended June 30, 2008 and income tax expense of $675 was recognized for the six month period ended June 30, 2007. As described in the previous paragraph regarding income tax expense for the second quarter, the tax benefit recorded for the six months ending June 30, 2008 was skewed due to the provision for loan loss of $4,664 recorded in the second quarter. Eliminating the provision for loan loss of $4,664 from the pre-tax net loss of $353 for comparative purposes, would result in net income tax before income tax expense of $4,311, income tax expense of $921, and an effective tax rate for the six months ended June 30, 2008 of 21.36%. The effective tax rate for the six month period ending June 30, 2007 was 23.72%.
New market tax credit being generated by North Coast Community Development, a wholly-owned subsidiary of the Bank, continues to contribute to the lower effective tax rate.
Balance Sheet Analysis
     Overview
The Corporation’s assets at June 30, 2008 were $1,072,974 as compared to $1,056,645 at December 31, 2007. This is an increase of $16,329, or 1.54%, over December 31, 2007.
     Securities
The composition of the Corporation’s securities portfolio at June 30, 2008 and December 31, 2007 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to structure its securities portfolio in a manner intended to assist the Corporation to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 20.28% U.S. Government agencies, 51.12% U.S. agency mortgage backed securities, 17.25% trading securities, 9.00% municipal securities, and 1.71% FHLB stock. Other securities represent less than 1% of the portfolio and consist of Federal Reserve Bank stock and other miscellaneous equity investments. At June 30, 2008 the available for sale securities had a net temporary unrealized gain of $384 representing 0.22% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value of June 30, 2008 were $37,195, and included $35 in unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$77,091	$74,379
One to four family residential	221,527	213,238
Multi-family residential	25,470	24,473
Non-farm non-residential properties	266,800	275,552
Commercial and industrial loans	58,074	56,688
Personal loans to individuals:
Auto, single payment and installment	115,925	104,360
All other loans	4,898	4,908

Total loans	769,785	753,598
Allowance for loan losses	(11,874)	(7,820)

Net loans	$757,911	$745,778

Total loans at June 30, 2008 were $769,785. This is an increase of $16,187, or 2.15%, over December 31, 2007. At June 30, 2008, commercial loans represented 56.36% of total loans. Consumer loans, consisting of installment loans and home equity loans, comprised 31.10% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 12.54% of total portfolio loans.
Loans held for sale, and not included in portfolio loans, were $4,358 at June 30, 2008. Mortgage loans held for sale at fair market value represented 46.88%, and installment loans represented 53.12% of loans held for sale. There were no commercial loans held for sale at June 30, 2008. Loans held for sale at December 31, 2007 were $4,724 and consisted of 31.40% mortgage loans and 68.60% installment loans. The Corporation retains the servicing rights on these loans.

     Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Six Months Ended June 30,
	2008			2007
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Noninterest bearing demand	$85,862	9.95%	0.00%	$82,356	11.02%	0.00%
Interest-bearing demand	120,954	14.00%	0.95%	93,708	12.54%	1.07%
Savings deposits	82,913	9.60%	0.66%	79,445	10.64%	0.44%
Money market accounts	121,278	14.04%	2.19%	121,233	16.23%	3.83%
Consumer time deposits	372,151	43.09%	4.32%	255,387	34.19%	4.79%
Brokered time deposits	18,628	2.16%	4.98%	47,499	6.36%	4.96%
Public time deposits	61,866	7.16%	4.19%	67,385	9.02%	5.25%

Total Deposits	$863,652	100.00%	3.08%	$747,013	100.00%	3.24%

Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within the Corporation’s market area. The Corporation offers various deposit products to both retail and business customers. Total deposits at June 30, 2008 were $861,202, an increase of $4,261, or 0.50% over December 31, 2007.
Average deposits at June 30, 2008 were $863,652 compared to average deposits at December 31, 2007 of $793,763. Average consumer time deposits increased $82,245 over the six month period between December 31, 2007 and June 30, 2008 despite aggressive reaction to rate cuts during the first half of 2008. Average brokered time deposits decreased $17,869 during this same period as excess funds generated by this increase in deposits were used to pay down brokered time deposits as they became due.
The Corporation has experienced a migration of customers from demand and other noninterest-bearing accounts to interest-bearing checking, savings and money market accounts to time deposits during the first six months of 2008, which decreased $107,827 on average from December 31, 2007. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the FHLB of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2008, the Corporation had $43,681 of short-term borrowings which included $12,900 of federal funds purchased. Repurchase agreements increased $8,676 over December 31, 2007. Long-term borrowings for the Corporation consist of FHLB advances of $58,857 and junior subordinated debentures of $20,620. FHLB advances were $44,207 at December 31, 2007. Maturities of long-term FHLB advances are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $78,747 at June 30, 2008. This is a decrease of 4.73% over December 31, 2007. Net income increased total shareholders’ equity by $312 for the six months ended June 30, 2008. Share-based payment arrangements increased total shareholders’ equity by $22, net of tax. Cash dividends payable to shareholders in the amount of $2,626 decreased total shareholders’ equity in the first six months of 2008. Other factors that decreased shareholders’ equity included a $889 decrease in accumulated other comprehensive gain resulting from a decrease in the fair value of available for sale securities and a decrease of $725 resulting from the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for split-dollar life insurance coverage.
The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2008, at a cost of $6,092. The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At June 30, 2008 and December 31, 2007, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of June 30, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
Nonperforming loans at June 30, 2008 were $15,428 as compared to $10,831 at December 31, 2007, an increase of $4,597. Of this total, commercial loans were $11,162 as compared to $7,927 at December 31, 2007. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At June 30, 2008, construction and land development represented $6,704 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at June 30, 2008 was 3.08% of total loans as compared to 2.26% at December 31, 2007. Total 30-90 day delinquency was 1.09% of total loans at June 30, 2008 and 0.91% December 31, 2007. 30-90 day delinquency as a percent of loan type is under 1.00% for all loan types except loans to commercial and industrial which was 2.18%.
Other foreclosed assets were $2,351 as of June 30, 2008 as compared to $2,478 at December 31, 2007. The $2,351 is comprised of $1,222 1-4 family residential properties and $1,129 nonfarm nonresidential properties. This compares to $837 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2007.
Table 8 sets forth nonperforming assets for the period ended June 30, 2008 and December 31, 2007.

Table 8: Nonperforming Assets

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial loans	$11,162	$7,927
Real estate mortgage	2,909	2,097
Home equity lines of credit	391	429
Installment loans	966	378

Total nonperforming loans	15,428	10,831
Other foreclosed assets	2,351	2,478

Total nonperforming assets	$17,779	$13,309

Allowance for loan losses to nonperforming loans	51.03%	72.20%
Nonperforming assets to total assets	1.68%	1.26%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2008 and 2007.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$8,000	$7,258	$7,820	$7,300
Charge-offs:			—
Commercial	(425)	(939)	(443)	(1,198)
Real estate mortgage	(169)	(76)	(275)	(175)
Home equity lines of credit	(79)	(56)	(89)	(56)
Purchased installment	—	(17)	—	(17)
Installment	(139)	(42)	(325)	(125)
DDA overdrafts	(62)	(48)	(114)	(107)

Total charge-offs	(874)	(1,178)	(1,246)	(1,678)

Recoveries:
Commercial	14	6	41	34
Real estate mortgage	—	2	—	2
Home equity lines of credit	—	25	—	25
Purchased installment	—	—	—	—
Installment	59	37	92	67
DDA overdrafts	11	14	29	31

Total Recoveries	84	84	162	159

Net Charge-offs	(790)	(1,094)	(1,084)	(1,519)

Allowance from merger	—	1,098	—	1,098
Provision for loan losses	4,664	853	5,138	1,236

Balance at end of period	11,874	8,115	$11,874	$8,115

The allowance for loan losses at June 30, 2008 was $11,874 or 1.54% of outstanding loans, compared to $8,115 or 1.11% of outstanding loans at June 30, 2007. The allowance for loan losses was 76.96% and 61.20% of nonperforming loans at June 30, 2008 and 2007, respectively.
Net charge-offs for the three months ended June 30, 2008 were $790, as compared to $1,094 for the three months ended June 30, 2007. Net charge-offs for the six months ended June 30, 2008 were $1,084, as compared to $1,519 for the six months ended June 30, 2007. Annualized net charge-offs as a percent of average loans for the second quarter and first six months of 2008 were 0.42% and 0.29% respectively, as compared to 0.65% and 0.47% respectively, for the same periods in 2007. The commercial loan charge-offs in the second quarter of 2008 were all related to long-term problem credits, with the exception of one loan for approximately $800, which is new in the second quarter of 2008.
The provision charged to expense was $4,664 for the three months ended June 30, 2008 and $853 for the same period 2007. The provision for loan losses for the three and six month periods ended June 30, 2008 was, in the opinion of Management, adequate when balancing the charge-off levels, with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at June 30, 2008. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.

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
The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the interest rate gap. An institution that has more interest rate sensitive assets than interest rate sensitive liabilities in a given period is said to be asset sensitive or has a positive gap. This means that if interest rates rise, a corporation’s net interest income may rise and if interest rates fall, its net interest income may decline. If interest sensitive liabilities exceed interest sensitive assets then the opposite impact on net interest income may occur. The usefulness of the gap measure is limited. It is important to know the gross dollars of assets and liabilities that may re-price in various time horizons, but without knowing the frequency and basis of the potential rate changes the predictive power of the gap measure is limited.
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2008, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $813, or 5.19%, and in a -200 basis point shock, net interest income would decrease $816, or 5.21%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. June 30, 2008, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 23.47% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 22.55%.
ITEM 4. Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2008 were:

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
No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended June 30, 2008. As of June 30, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Corporation’s Annual Meeting of the Shareholders held on May 20, 2008, the shareholders of the Corporation elected four director nominees to serve as members of Class III of the Board of Directors for a term of three (3) years which expires in 2011 in accordance with Article IV, Section 1 of the Regulations:

			% of
			Total Shares Voted
Election of Directors	For	Withheld	For

Terry D. Goode	4,558,831	309,603	93.60%
James R. Herrick	4,132,301	736,133	84.90%
Kevin C. Martin	4,572,580	295,854	93.90%
Benjamin G. Norton	4,725,639	142,794	97.10%
John W. Schaeffer, M.D., Robert M. Campana, Lee C. Howley, James F. Kidd, Daniel E. Klimas, Jeffrey F. Riddell, J. Martin Erbaugh, Daniel P. Batista, Daniel G. Merkel, Thomas P. Perciak and Donald F. Zwilling, CPA are directors with continuing terms.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 11, 2008	/s/ Sharon L. Churchill
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