Form 10-Q
period 2008-09-30
LNB BANCORP INC
filed 2008-11-07
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of common shares of the registrant outstanding on October 31, 2008 was 7,295,663.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from Banks (Note 3)	$45,665	$23,523
Interest-bearing deposits in other banks	350	100
Securities: (Note 5)
Trading securities, at fair value	33,559	33,402
Available for sale, at fair value	172,087	179,324
Federal Home Loan Bank and Federal Reserve Stock	4,839	4,579

Total securities	210,485	217,305

Loans held for sale	5,677	4,724
Loans:
Portfolio loans	793,542	753,598
Allowance for loan losses (Note 6)	(11,355)	(7,820)

Net loans	782,187	745,778

Bank premises and equipment, net	12,408	13,328
Other real estate owned	1,799	2,478
Bank owned life insurance	15,499	15,487
Goodwill, net (Note 4)	21,570	21,570
Intangible assets, net (Note 4)	1,176	1,280
Accrued interest receivable	4,186	4,074
Other assets	8,499	6,998

Total Assets	$1,109,501	$1,056,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$90,912	$88,812
Savings, money market and interest-bearing demand	308,221	331,306
Certificates of deposit	496,529	436,823

Total deposits	895,662	856,941

Short-term borrowings (Note 9)	29,876	42,105
Federal Home Loan Bank advances (Note 10)	73,857	44,207
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	3,560	4,620
Accrued taxes, expenses and other liabilities	5,586	5,499

Total Liabilities	1,029,161	973,992

Shareholders’ Equity

Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at September 30, 2008 and December 31, 2007	7,624	7,624
Preferred Shares, Series A Voting, no par value, authorized 750,000 shares, none issued at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	37,745	37,712
Retained earnings	41,079	42,951
Accumulated other comprehensive income (loss)	(16)	458
Treasury shares at cost, 328,194 shares at September 30, 2008 and December 31, 2007	(6,092)	(6,092)

Total Shareholders’ Equity	80,340	82,653

Total Liabilities and Shareholders’ Equity	$1,109,501	$1,056,645

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands except share and per share amounts)
Interest Income
Loans	$11,976	$13,437	$36,514	$36,610
Securities:
U.S. Government agencies and corporations	1,861	1,730	5,795	4,242
State and political subdivisions	203	157	551	443
Trading securities	209	418	738	1,068
Other debt and equity securities	82	78	214	204
Federal funds sold and short-term investments	54	51	130	338

Total interest income	14,385	15,871	43,942	42,905
Interest Expense
Deposits	5,135	6,705	17,041	18,436
Federal Home Loan Bank advances	646	635	1,769	1,235
Short-term borrowings	93	347	354	812
Trust preferred securities	282	356	890	567

Total interest expense	6,156	8,043	20,054	21,050

Net Interest Income	8,229	7,828	23,888	21,855
Provision for Loan Losses (Note 6)	471	441	5,609	1,677

Net interest income after provision for loan losses	7,758	7,387	18,279	20,178
Noninterest Income
Investment and trust services	441	547	1,560	1,593
Deposit service charges	1,258	1,239	3,559	3,457
Other service charges and fees	704	605	2,030	1,706
Income from bank owned life insurance	154	182	735	531
Other income	67	128	736	273

Total fees and other income	2,624	2,701	8,620	7,560
Securities gains (losses), net	223	2	506	261
Gains on sale of loans	298	277	642	546
Gains (losses) on sale of other assets, net	13	24	(122)	59

Total noninterest income	3,158	3,004	9,646	8,426
Noninterest Expense
Salaries and employee benefits (Note 7)	3,828	4,104	11,467	11,862
Furniture and equipment	1,049	952	3,080	2,566
Net occupancy	556	593	1,816	1,683
Outside services	522	488	1,996	1,317
Marketing and public relations	247	321	829	936
Supplies, postage and freight	408	353	1,092	986
Telecommunications	189	232	635	623
Ohio Franchise tax	225	188	670	604
Intangible asset amortization	36	57	104	133
Other real estate owned	285	58	892	305
Electronic banking expenses	237	150	747	593
Loan and collection expense	256	236	716	644
Other expense	660	602	1,816	1,449

Total noninterest expense	8,498	8,334	25,860	23,701

Income before income tax expense	2,418	2,057	2,065	4,903
Income tax expense (benefit)	595	384	(70)	1,059

Net Income (Loss)	$1,823	$1,673	$2,135	$3,844

Net Income (Loss) Per Common Share
Basic	$0.25	$0.23	$0.29	$0.56
Diluted	0.25	0.23	0.29	0.56
Dividends declared	0.09	0.18	0.45	0.54
Average Common Shares Outstanding
Basic	7,295,663	7,295,663	7,295,663	6,889,953
Diluted	7,295,663	7,295,663	7,295,663	6,889,953
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2007	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159			(1,192)	1,192		—
Comprehensive income:
Net Income			3,844			3,844
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				421		421

Total comprehensive income						4,265
Share-based compensation income		37				37
Issuance of 851,990 shares of common stock	852	11,272				12,124
Common dividends declared, $.54 per share			(3,783)			(3,783)

Balance, September 30, 2007	$7,624	$37,691	$42,597	$(480)	$(6,092)	$81,340

Balance, January 1, 2008	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative effect of change in accounting principle for split-dollar life insurance coverage			(725)			(725)
Comprehensive income:
Net Income			2,135			2,135
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities				(474)		(474)

Total comprehensive income						1,661
Share-based compensation income		33				33
Common dividends declared, $.45 per share			(3,282)			(3,282)

Balance, September 30, 2008	$7,624	$37,745	$41,079	$(16)	$(6,092)	$80,340

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net income	$2,135	$3,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,609	1,677
Depreciation and amortization	1,345	1,292
Amortization of premiums and discounts	(447)	(28)
Amortization of intangibles	104	75
Amortization of loan servicing rights	164	133
Amortization of deferred loan fees	55	297
Federal deferred income tax expense	1,459	582
Net gain from loan sales	(642)	(546)
Securities gains, net	(506)	(261)
Share-based compensation expense, net of tax	33	37
Net loss on sale of other assets	122	(59)
Net increase in accrued interest receivable and other assets	(2,482)	(5,976)
Net decrease (increase) in accrued interest payable, taxes and other liabilities	(1,698)	1,715

Net cash provided by operating activities	5,251	2,782

Investing Activities
Purchase of available-for-sale securities	(104,018)	(94,174)
Proceeds from sales of available-for-sale securities	77,069	35,428
Proceeds from maturities of available-for-sale securities	33,974	—
Purchase of trading securities	(70,562)	(31,582)
Proceeds from sale of trading securities	70,850	47,632
Increase in interest-bearing deposits in other banks	(250)	—
Purchase of Federal Home Loan Bank Stock	(167)	(495)
Purchase of Federal Reserve Bank Stock	—	(794)
Acquisition, net of cash and cash equivalents acquired	—	(4,912)
Net increase in loans made to customers	(114,160)	(79,912)
Proceeds from the sale of other real estate owned	599	561
Proceeds from the sale of bank premises and equipment	6	—
Purchase of bank premises and equipment	(425)	(1,735)

Net cash used in investing activities	(107,084)	(129,983)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	2,100	(13,345)
Net increase in savings, money market and interest-bearing demand	(23,085)	26,443
Net increase (decrease) in certificates of deposit	59,706	2,095
Net increase (decrease) in short-term borrowings	(12,229)	4,156
Proceeds from loan sales	71,115	68,160
Proceeds from Federal Home Loan Bank advances	65,000	213,450
Prepayment of Federal Home Loan Bank advances	(35,350)	(207,454)
Proceeds from issuance of junior subordinated debentures	—	20,620
Issuance of stock in acquisition	—	12,124
Dividends paid	(3,282)	(3,783)

Net cash provided by financing activities	123,975	122,466

Net increase (decrease) in cash and cash equivalents	22,142	(4,735)
Cash and cash equivalents, January 1	23,523	29,122

Cash and cash equivalents, September 30	$45,665	$24,387

Supplemental cash flow information
Interest paid	$20,574	$20,558
Income taxes paid	2,255	1,968
Transfer of other real estate owned to loans	335	—
Transfer of loans to other real estate owned	688	2,373

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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation held trading securities as of September 30, 2008 and December 31, 2007. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2008 and December 31, 2007, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Loans
Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Loans which were acquired in the Corporation’s acquisition of Morgan Bank, NA on May 10, 2007 were valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is being amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.
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
A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
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
     Stock-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) to eight employees, 12,000 of which have expired due to employee terminations. The Corporation adopted SFAS No. 123R for the accounting and disclosure of the stock option agreements and the SARs.
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
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year that begins or began after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elected to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Corporation elected early adoption of SFAS 159 as of January 1, 2007 and has included disclosures in accordance with the requirements.
FASB Statement No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140”
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amended FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights either under the amortization method previously required under FASB Statement No. 140 or at fair value. The provision of SFAS 156 became effective January 1, 2007. The Corporation elected the amortization method. The adoption of SFAS 156 did not have a material effect on The Corporation’s consolidated balance sheet, results of operations or cash flows.

FASB Statement No. 157, Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of SFAS 157 was required effective January 1, 2007 as the Corporation elected early adoption of SFAS 159. Upon adoption of SFAS 159, the Corporation has developed a framework to measure the fair value of financial assets and financial liabilities and expanded disclosures in accordance with the requirements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Share	7,295,663	7,295,663	7,295,663	6,889,953
Dilutive effect of incentive stock options	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Share	7,295,663	7,295,663	7,295,663	6,889,953

Net Income (Loss)	$1,823	$1,673	$2,135	$3,844

Basic Earnings (Loss) Per Share	$0.25	$0.23	$0.29	$0.56

Diluted Earnings (Loss) Per Share	$0.25	$0.23	$0.29	$0.56

All outstanding options were anti-dilutive for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,216 on September 30, 2008 and $500 on December 31, 2007.
(4) Goodwill and Intangible Assets
On May 10, 2007, the Corporation completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. Goodwill is not deductible for tax purposes. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $34 in the quarter ended September 30, 2008.
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

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Core deposit intangibles	$2,643	$2,655
Less: accumulated amortization	1,467	1,375

Carrying value of core deposit intangibles	$1,176	$1,280

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2008 and December 31, 2007 follows:

	At September 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$33,745	$467	$(80)	$34,132
Mortgage backed securities	117,028	$1,385	$(218)	118,195
State and political subdivisions	20,250	109	(768)	19,591
Equity securities	52	117	—	169

Total Securities	$171,075	$2,078	$(1,066)	$172,087

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$90,046	$992	$(87)	$90,951
Mortgage backed securities	72,534	$585	$(100)	73,019
State and political subdivisions	14,961	294	(33)	15,222
Equity securities	52	80	—	132

Total Securities	$177,593	$1,951	$(220)	$179,324

There are reasons why securities may be temporarily valued at less than amortized cost. One such reason is that the current levels of interest rates as compared to the coupons on the securities held by the Corporation may be higher, in which case impairment may not be due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At September 30, 2008, the total unrealized losses of $1,066 on available for sale securities were temporary in nature due to the current level of interest rates.
The cost, gross unrealized gains and losses and fair values of trading securities at September 30, 2008 follows:

At September 30, 2008
		Aggregate	Aggregate
		Unrealized	Unrealized
		Gains recorded	Losses recorded
		to income	to income
		for the	for the
		quarter ended	quarter ended
		September 30,	September 30,	Fair
	Cost	2008	2008	Value
(Dollars in thousands)
Trading Securities	$33,575	$7	$(23)	$33,559

(6) Loans and Allowance for Loan Losses
Loan balances at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans Held for Sale, at lower of cost or fair value;
Real estate mortgage loans held for sale	—	1,483
Installment loans held for sale	5,677	3,241

Total Loans Held for Sale	5,677	4,724

Portfolio Loans:
Commercial	$444,956	$433,081
Real estate mortgage	96,709	100,419
Home equity lines of credit	95,564	80,049
Installment	156,313	140,049

Total Portfolio Loans	793,542	753,598
Allowance for loan losses	(11,355)	(7,820)

Net Loans	$782,187	$745,778

Activity in the allowance for loan losses for the nine-month periods ended September 30, 2008 and September 30, 2007 is summarized as follows:

	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at the beginning of period	$7,820	$7,300
Provision for loan losses	5,609	1,677
Allowance from merger	—	1,098
Loans charged-off	(2,655)	(2,520)
Recoveries on loans previously charged-off	581	396

Balance at end of period	$11,355	$7,951

Nonaccrual loans at September 30, 2008 were $17,932, as compared to $10,831 at December 31, 2007, and $10,942 at September 30, 2007.
(7) Stock Options and Stock Appreciation Rights
A broad based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 SARs to eight employees. For the nine months ending September 30, 2008 there was no expense recorded for SARs and $60 for stock options. The number of options or SARs and the exercise prices as of September 30, 2008 follows:

	Year Issued
	2005	2005	2006	2007	2007	2007	2007	2006
Type	Option	Option	Option	Option	Option	Option	Option	SARs
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	49,500	18,000
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$19.00
Number of Options Vested	2,500	30,000	20,000	10,000	—	—	—	—

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.88%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	5.29%
Volatility	18.48%	17.30%	17.66%	16.52%	16.52%	15.68%	15.68%	21.87%
Expected Life — years	5	6	6	6	6	6	6	5
A summary of the status of stock options at September 30, 2008, and changes during the nine months then ended, is presented in the table below:

		Weighted Average
		Exercise
	Shares	Price per Share
Options outstanding, December 31, 2007	112,500	$17.57
Granted	99,500	14.47
Exercised	—	—
Forfeited, expired or cancelled	—	—

Options outstanding, September 30, 2008	212,000	$16.11

Options vested and exercisable, September 30, 2008	62,500	$18.53

(8) Deposits
Deposit balances at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Demand and other noninterest-bearing	$90,912	$88,812
Interest checking	119,656	120,052
Savings	80,103	81,293
Money market accounts	108,462	129,961
Consumer time deposits	415,209	344,279
Public time deposits	68,844	64,913
Brokered time deposits	12,476	27,631

Total deposits	$895,662	$856,941

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $80,520 and $159,350 at September 30, 2008 and December 31, 2007, respectively. Brokered time deposits totaling $12,476 and $27,631 at September 30, 2008 and December 31, 2007, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of September 30, 2008 follows:

		After	After
		12 months but	36 months but
	Within 12	within 36	within 60	After
	months	months	months	5 years	Total
	(Dollars in thousands)
Consumer time deposits	$332,033	$78,223	$4,914	$39	$415,209
Public time deposits	66,451	1,676	717	—	68,844
Brokered time deposits	12,476	—	—	—	12,476

Total time deposits	$410,960	$79,899	$5,631	$39	$496,529

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2008, the Bank had pledged approximately $4,602 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $3,912. No amounts were outstanding at September 30, 2008 or December 31, 2007.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Securities sold under agreements to repurchase	$29,876	$22,105
Federal funds purchased	—	20,000

Total short-term borrowings	$29,876	$42,105

(10) FHLB Advances
FHLB advances amounted to $73,857 and $44,207 at September 30, 2008 and December 31, 2007, respectively. All advances are bullet maturities with no call features. At September 30, 2008, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and home equity lines of credit of $101,581 and $87,368 respectively. The maximum borrowing capacity of the Bank at September 30, 2008 was $84,611 with unused collateral borrowing capacity of $10,695. The Bank maintains a $40,000 cash management line of credit (“CMA”) with the FHLB. There were no advances under the CMA at September 30, 2008.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
FHLB advance - 3.33%, due February 8, 2008	$—	$5,000
FHLB advance - 4.47%, due April 11, 2008	—	349
FHLB advance - 2.82%, due October 16, 2008	15,000	—
FHLB advance - 4.99% due November 28, 2008	5,000	5,000
FHLB advance - 5.07%, due December 12, 2008	500	499
FHLB advance - 3.36%, due March 27, 2009	10,000	10,000
FHLB advance - 4.67%, due April 10, 2009	349	349
FHLB advance - 5.00%, due December 14, 2009	500	499
FHLB advance - 3.58%, due January 8, 2010	10,000	10,000
FHLB advance - 3.67%, due January 8, 2011	10,000	10,000
FHLB advance - 3.55%, due January 1, 2014	66	76
FHLB advance - 4.76%, due July 6, 2015	2,442	2,435
FHLB advance - 3.69%, due January 9, 2009	15,000	—
FHLB advance - 3.17%, due February 8, 2011	5,000	—

Total FHLB advances	$73,857	$44,207

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at May 9, 2007, the date of the Indenture for the trusts, or thereafter incurred. At September 30, 2008, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2008 were 4.30% and 6.64% for Trust I and Trust II, respectively.

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
A summary of the contractual amount of commitments at September 30, 2008 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$92,202
Home equity lines of credit	81,835
Standby letters of credit	9,313

Total	$183,350

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of cash and due from banks, Federal funds sold, short-term investments and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of September 30, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of FHLB advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2008 and December 31, 2007.
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in		Significant
	Fair Value as of	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Trading Securities	$33,559	$33,559	$—	$—
Available for Sale Securities	172,087	152,327	19,760	—

Total	$205,646	$185,886	$19,760	$—

Losses of $23 were included under security gains in earnings for the quarter ended September 30, 2008 for assets held and measured at fair value as of September 30, 2008.
     Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant and equipment, and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at September 30, 2008 and December 31, 2007 are summarized as follows:

	At September 30, 2008		At December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and short-term investments	$45,665	$45,665	$23,523	$23,523
Available for sale securities	172,087	172,087	179,324	179,324
Trading securities, at fair value	33,559	33,559	33,402	33,402
Portfolio loans, net	782,187	802,869	745,778	751,578
Loans held for sale	5,677	5,677	4,724	4,724
Accrued interest receivable	4,186	4,186	4,074	4,074
Financial liabilities
Deposits:
Demand, savings and money market	399,133	399,133	420,118	420,118
Certificates of deposit	496,529	502,288	436,823	441,400

Total deposits	895,662	901,421	856,941	861,518

Short-term borrowings	29,876	29,876	42,105	42,105
Federal Home Loan Bank advances	73,857	74,246	44,207	43,500
Junior subordinated debentures	20,620	21,568	20,620	21,716
Accrued interest payable	3,560	3,560	4,620	4,620

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
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months and nine months ended September 30, 2008. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2007 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets;

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.

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
Summary of Earnings (Dollars in thousands except per share data)
The Corporation reported net income of $1,823, or $.25 per diluted share, for the third quarter of 2008 and net income of $2,135, or $.29 per diluted share, for the nine months ended September 30, 2008. This compares to net income of $1,673 or $0.23 per diluted share, for the third quarter of 2007 and net income of $3,844, or $0.56 per diluted share, for the nine months ended September 30, 2007.
The unstable interest rate environment and ever-weakening economy, which began in 2007, has evolved into the worst financial crisis since the Great Depression during the third quarter of 2008. During the third quarter of 2008, the financial crisis brought financial markets under extreme strain, liquidity shortages among our nation’s largest banks, and rumors of bank failures. While the Corporation has avoided sub-prime mortgages and risky equity investments, the unstable interest rate environment and asset quality issues each continue to pose a challenge. Despite these extreme financial challenges, the Corporation has increased net interest income on a linked-quarter basis for the past two quarters, as well as increased net interest income in comparison to the same quarter last year. Net interest income for the third quarter of 2008 was $8,229, compared to $7,828 for the third quarter of 2007. On a linked-quarter basis, net interest income during the third quarter of 2008 was $90 above the prior quarter. This has been accomplished by balancing the ability to provide fair and equitable interest rates to customers, both on loans and deposits, and at the same time continuing to maintain a healthy balance sheet for shareholders.

Deposit service charges and other fees also continued to remain strong during the third quarter of 2008 and increased in comparison to the third quarter of 2007. Service charges and fees for the third quarter of 2008 were $1,962 compared to $1,844 for the third quarter of 2007.
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
Results of Operations
     Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 72.27% of the revenues for the three months ended September 30, 2008. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007
Net interest income, before provision for loan losses, was $8,229 for the third quarter 2008 as compared to $7,828 during the same quarter 2007. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the third quarter 2008 and 2007 was $8,342 and $7,927, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.24% for the three months ended September 30, 2008 compared to 3.31% for the three months ended September 30, 2007.
Average earning assets for the third quarter of 2008 were $1,010,388. This was an increase of $72,451, or 7.72%, over the same quarter last year. The effect of the unstable interest rate environment, especially in the third quarter of 2008, has greatly impacted the yield generated by earning assets throughout the entire banking industry. The Corporation has worked diligently to increase the level of earning assets and minimize the impact of the unstable interest rate environment. Interest income on earning assets was $14,498 for the third quarter of 2008, compared to $15,970 for the third quarter of 2007. The yield on average earning assets was 5.71% in the third quarter of 2008 as compared to 6.76% for the same period last year.
Interest income from loans was $11,997 for the third quarter of 2008, and $13,466 for the third quarter of 2007. Average portfolio loans during these periods were $790,746 and $737,853, respectively. The yield on average loans during the third quarter of 2008 was 6.04%. This was 128 basis points lower than that of the third quarter of 2007 at 7.32%. Interest income from securities was $2,501 (FTE) for the three months ended September 30, 2008. This compares to $2,504 during the third quarter of 2007. The yield on average securities was 4.53% and 5.02% for these periods, respectively.

Interest expense on interest-bearing liabilities was $6,156 for the quarter ending September 30, 2008 and $8,043 for the quarter ending September 30, 2007. Total average interest-bearing liabilities during the third quarter of 2008 were $907,753, compared to $841,952 during the same period in 2007. The cost of interest-bearing liabilities was 2.70% during the third quarter as compared to 3.79% during the same period of 2007.
Interest expense from deposits for the third quarter was $5,135 in 2008 and $6,706 in 2007. Average interest-bearing deposits during the third quarter of 2008 increased $49,079 over the third quarter 2007. The cost of average deposits was 2.61% for the third quarter of 2008 as compared to 3.66% for the third quarter of 2007. The Corporation was much less reliant on brokered time deposits during the third quarter of 2008. Average brokered time deposits were $8,477 as compared to $23,725 during the third quarter of 2007. During these same time periods, average consumer time deposits increased $90,091, while average money market accounts decreased $27,342.
     Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007
Net interest income, before provision for loan losses, for the first nine months of 2008 was $23,888 as compared to $21,855 for the same period in 2007. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first nine months of 2008 and 2007 was $24,202 and $22,137, respectively. The net interest margin was 3.20% for the nine months ended September 30, 2008 compared to 3.39% for the nine months ended September 30, 2007.
Interest income produced by earning assets during the first nine months of 2008 was $44,256. This compares to interest income from earning assets of $43,187 during the first nine months of 2007. Average earning assets increased $133,773, or 15.51%, to $996,256 for the first nine months of 2008 as compared to $862,483 for the first nine months of 2007. The yield on average earning assets was 5.93% for the first nine months of 2008 as compared to 6.69% for the same period last year, or a decrease of 76 basis points.
Interest income from loans was $36,583 for the first nine months of 2008, and $36,695 for the first nine months of 2007. The yield on loans for the first nine months of 2008 and 2007 was 6.32% and 7.19%, respectively. Average loans increased $89,978, or 13.18%, over the same period 2007. The Morgan Bancorp, Inc. acquisition, which was completed on May 10, 2007, contributed approximately $92,042 in loans, primarily indirect auto loans of $52,305, and commercial loans of $26,146. Average installment loans (primarily indirect auto loans) increased $36,063 and average commercial loans increased $41,564 when comparing the first nine months of 2008 to the first nine months of 2007.
Interest expense was $20,054 for the first nine months of 2008 compared to $21,050 for the first nine months of 2007. Average interest-bearing liabilities increased $128,895, or 16.88%, to $892,640 for the first nine months of 2008 as compared to $763,745 for the first nine months of 2007. Interest expense from deposits for the first nine months of the year was $17,041 in 2008 and $18,436 in 2007. Average interest-bearing deposits for the first nine months of 2008 increased $91,134 over the same period in 2007. The cost of deposits for the first nine months of 2008 decreased 68 basis points in comparison to the first nine months of 2007. During the nine month period ending September 30, 2008, average brokered time deposits decreased $25,122 while average consumer time deposits increased $108,959 in comparison to the same period in 2007. The Corporation believes that this was primarily due to consumer apprehension relative to economic conditions and concerns regarding potential large bank failures in the area.

Table 1 displays the components of net interest income for the three and nine months ended September 30, 2008 and 2007. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.
Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended September 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$183,073	$2,070	4.50%	$181,369	$2,226	4.87%
State and political subdivisions	19,822	293	5.88%	14,757	227	6.10%
Federal funds sold and short-term investments	16,747	138	3.28%	3,958	51	5.11%
Commercial loans	437,597	6,991	6.36%	411,647	7,939	7.65%
Real estate mortgage loans	98,924	1,495	6.01%	102,556	1,581	6.12%
Home equity lines of credit	92,926	1,045	4.47%	77,885	1,514	7.71%
Installment loans	161,299	2,466	6.08%	145,765	2,432	6.62%

Total Earning Assets	$1,010,388	$14,498	5.71%	$937,937	$15,970	6.76%

Allowance for loan loss	(11,888)			(8,071)
Cash and due from banks	19,160			20,479
Bank owned life insurance	15,412			15,203
Other assets	49,797			54,210

Total Assets	$1,082,869			$1,019,758

Liabilities and Shareholders’ Equity
Interest-bearing demand	$124,928	$265	0.84%	$113,358	$356	1.25%
Savings deposits	83,137	133	0.64%	82,189	156	0.75%
Money market accounts	108,528	459	1.68%	135,870	1,269	3.71%
Consumer time deposits	398,462	3,609	3.60%	308,371	3,682	4.74%
Brokered time deposits	8,477	98	4.60%	23,725	319	5.33%
Public time deposits	59,732	571	3.80%	70,672	924	5.19%
Short-term borrowings	32,918	93	1.12%	32,142	347	4.28%
FHLB advances	70,813	646	3.63%	54,928	635	4.59%
Trust preferred	20,758	282	5.40%	20,697	355	6.80%

Total Interest-Bearing Liabilities	$907,753	$6,156	2.70%	$841,952	$8,043	3.79%

Noninterest-bearing deposits	87,358			86,393
Other liabilities	8,466			9,449
Shareholders’ Equity	79,292			81,964

Total Liabilities and Shareholders’ Equity	$1,082,869			$1,019,758

Net interest Income (FTE)		$8,342	3.28%		$7,927	3.35%
Taxable Equivalent Adjustment		(113)	-0.04%		(99)	-0.04%

Net Interest Income Per Financial Statements		$8,229			$7,828

Net Yield on Earning Assets			3.24%			3.31%

	Nine Months Ended September 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$195,431	$6,533	4.47%	$155,646	$5,514	4.74%
State and political subdivisions	17,766	795	5.98%	13,905	640	6.15%
Federal funds sold and short-term investments	10,384	345	4.44%	10,235	338	4.42%
Commercial loans	435,456	21,309	6.54%	393,892	22,123	7.51%
Real estate mortgage loans	99,143	4,470	6.02%	99,577	4,572	6.14%
Home equity lines of credit	86,963	3,222	4.95%	74,178	4,323	7.79%
Installment loans	151,113	7,582	6.70%	115,050	5,677	6.60%

Total Earning Assets	$996,256	$44,256	5.93%	$862,483	$43,187	6.69%

Allowance for loan loss	(9,240)			(7,748)
Cash and due from banks	20,749			21,479
Bank owned life insurance	15,559			15,023
Other assets	47,300			41,306

Total Assets	$1,070,624			$932,543

Liabilities and Shareholders’ Equity
Interest-bearing demand	$122,840	$836	0.91%	$100,330	$840	1.12%
Savings deposits	83,145	406	0.65%	80,370	325	0.54%
Money market accounts	116,624	1,780	2.04%	126,166	3,477	3.68%
Consumer time deposits	382,202	11,599	4.05%	273,243	9,573	4.68%
Brokered time deposits	14,365	562	5.23%	39,487	1,531	5.18%
Public time deposits	60,047	1,858	4.13%	68,493	2,697	5.26%
Short-term borrowings	29,286	354	1.61%	25,431	812	4.27%
FHLB advances	63,347	1,769	3.73%	39,232	1,235	4.21%
Trust preferred securities	20,784	890	5.72%	10,993	560	6.81%

Total Interest-Bearing Liabilities	$892,640	$20,054	3.00%	$763,745	$21,050	3.68%

Noninterest-bearing deposits	86,396			83,717
Other liabilities	9,576			8,626
Shareholders’ Equity	82,012			76,455

Total Liabilities and Shareholders’ Equity	$1,070,624			$932,543

Net interest Income (FTE)		$24,202	3.24%		$22,137	3.43%
Taxable Equivalent Adjustment		(314)	-0.04%		(282)	-0.04%

Net Interest Income Per Financial Statements		$23,888			$21,855

Net Yield on Earning Assets			3.20%			3.39%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2008 and September 30, 2007. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2008 and 2007
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$20	$(176)	$(156)
State and political subdivisions	77	(11)	66
Federal funds sold and short-term investments	327	(240)	87
Commercial loans	389	(1,337)	(948)
Real estate mortgage loans	(58)	(28)	(86)
Home equity lines of credit	135	(604)	(469)
Installment loans	(9)	43	34

Total Interest Income	881	(2,353)	(1,472)

Interest-bearing demand	22	(112)	(90)
Savings deposits	2	(25)	(23)
Money market accounts	(140)	(670)	(810)
Consumer time deposits	186	(259)	(73)
Brokered time deposits	(203)	(18)	(221)
Public time deposits	(118)	(235)	(353)
Short-term borrowings	2	(256)	(254)
FHLB advances	(58)	69	11
Trust preferred securities and miscellaneous	—	(74)	(74)

Total Interest Expense	(307)	(1,580)	(1,887)

Net Interest Income (FTE)	$1,188	$(773)	$415

Consolidated net interest income (FTE) for the third quarter 2008 and 2007 was $8,342 and $7,927, respectively. Interest income decreased $1,472 during the third quarter of 2008. Interest income increased $881 attributable to volume for the third quarter of 2008. This was offset by a decrease of $2,353 attributable to rate. For the same period, interest expense decreased $1,887, with $307 attributable to a decrease in volume, and $1,580 attributable to a decrease due to rate. Careful management of the repricing of loans and deposits during this period of challenging interest rates resulted in a net increase in revenue attributable to an overall decrease in rates, without sacrificing volume. Overall, net interest income (FTE) increased $415.

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense 2008 and 2007
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$1,452	$(433)	$1,019
State and political subdivisions	179	(24)	155
Federal funds sold and short-term investments	5	2	7
Commercial loans	1,457	(2,271)	(814)
Real estate mortgage loans	(19)	(83)	(102)
Home equity lines of credit	379	(1,480)	(1,101)
Installment loans	1,788	117	1,905

Total Interest Income	5,241	(4,172)	1,069

Interest-bearing demand	16	(20)	(4)
Savings deposits	13	68	81
Money market accounts	(156)	(1,541)	(1,697)
Consumer time deposits	4,457	(2,431)	2,026
Brokered time deposits	(973)	4	(969)
Public time deposits	(285)	(554)	(839)
Short-term borrowings	40	(498)	(458)
FHLB advances	806	(272)	534
Trust preferred securities and miscellaneous	554	(224)	330

Total Interest Expense	4,472	(5,468)	(996)

Net Interest Income (FTE)	$769	$1,296	$2,065

Consolidated net interest income (FTE) for the nine month period ended September 30, 2008 and 2007 was $24,202 and $22,137, respectively. Interest income increased $1,069 during the first nine months of 2008, with an increase of $5,241 attributable to volume, partially offset by a decrease of $4,172 attributable to rate. For the same period, interest expense decreased $996, with an increase of $4,472 attributable to volume, offset by a decrease of $5,468 due to rate. Overall, net interest income (FTE) increased $2,065.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$441	$547	$1,560	$1,593
Deposit service charges	1,258	1,239	3,559	3,457
Electronic banking fees	704	605	2,030	1,706
Income from bank owned life insurance	154	182	735	531
Other income	67	128	736	273

Total fees and other income	2,624	2,701	8,620	7,560
Securities gains, net	223	2	506	261
Gains on sale of loans	298	277	642	546
Gains (losses) on sale of other assets	13	24	(122)	59

Total noninterest income	$3,158	$3,004	$9,646	$8,426

     Three Months Ended September 30, 2008 as compared to the Three Months Ended September 30, 2007
Noninterest income for the three months ended September 30, 2008 was $3,158 or an increase of $154, or 5.13%, from the same period 2007. The two biggest components of noninterest income are deposit service charges and trust and investment management services. Deposit service charges and electronic banking fee income continued to grow in the third quarter of 2008 to $1,962 with an increase of $118, or 6.40%, over the same period last year. Income from trust and investment management services was $441 for the third quarter of 2008, compared to $547 for the same period in 2007.
The gain of $223 on securities during the third quarter of 2008 was a combination of a gain of $214 on the sale of available-for-sale securities, and an unrealized gain on trading securities of $9. The gain on sale of loans during the third quarter of 2008 was $298 and consisted of a $132 gain on the sale of mortgage loans to Freddie Mac, a $7 gain on the sale of loans to FHA and a gain on the sale of indirect consumer loans to investor banks of $159. Net gains of $52 were recorded on the sale of loans to Freddie Mac, and $225 on the sale of indirect loans during the third quarter of 2007.
     Nine Months Ended September 30, 2008 as compared to the Nine Months Ended September 30, 2007
Noninterest income for the nine months ended September 30, 2008 was $9,646 or an increase of $1,220, or 14.48%, from the same period 2007. Deposit service charges and fees from electronic banking increased $426, or 8.25%, over the same period last year.
The first nine months of 2008 included $460 received in a partial redemption of stock issued by VISA to membership institutions as a result of the completion of an initial public offering. During the first nine months of 2008, $216 was received from the redemption of a bank-owned life insurance policy.
The gain of $506 on securities during the first nine months of 2008 was a combination of a gain on sale of available-for-sale securities of $536, offset by an unrealized loss on trading securities of $30. During the first nine months of 2008, available-for-sale securities which were due to be called or mature during 2008 were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the falling interest rate environment, the interest rates available on mortgage-backed securities have made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. The yield on the mortgage-backed securities purchased was comparable to those sold. During the first nine months of 2007, $261 was recorded to gain on securities following the early election of SFAS 159.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,828	$4,104	$11,467	$11,862
Furniture and equipment	1,049	952	3,080	2,566
Net occupancy	556	593	1,816	1,683
Outside services	522	488	1,996	1,317
Marketing and public relations	247	321	829	936
Supplies and postage	408	353	1,092	986
Telecommunications	189	232	635	623
Ohio Franchise tax	225	188	670	604
Other real estate owned	285	58	892	305
Electronic banking expense	237	150	747	593
Other charge-offs and losses	59	192	328	387
Other expense	893	703	2,308	1,839

Total noninterest expense	$8,498	$8,334	$25,860	$23,701

     Three Months Ended September 30, 2008 as compared to the Three Months Ended September 30, 2007
Noninterest expense increased $164, or 1.97%, for the third quarter of 2008 over the same period 2007. Other real estate owned expense of $285 during the third quarter of 2008, increased $227 over the third quarter of 2007. Due to the uncertain economic conditions and declining real estate values, the Corporation reduced the value of other real estate owned by $196 during the third quarter. Salaries and employee benefits for the third quarter of 2008 decreased $276, or 6.73%, compared to the same period in 2007. Electronic banking expense for the third quarter of 2008 increased $87 in comparison to the third quarter 2007. During the second quarter of 2008, and continuing into the third quarter of 2008, debit card services were switched to another vendor as a cost savings measure on a per transaction basis. The third quarter 2008 included conversion expense related to this conversion.
     Nine Months Ended September 30, 2008 as compared to the Nine Months Ended September 30, 2007
Noninterest expense was $25,860 for the nine months ended September 30, 2008. This as an increase of $2,159, or 9.11%, as compared to $23,701 recorded for the nine months ended September 30, 2007. Included in noninterest expense was $572 related to the special shareholders meeting requested by a shareholder of the Corporation during the first quarter of 2008. This affected third party services, marketing and public relations, and postage expenses. The Corporation acquired Morgan Bancorp, Inc. during the second quarter of 2007. Salaries and benefits during the first nine months of 2008 decreased $395 in comparison to the first nine months of 2007. This decrease is particularly significant given that the salary and benefit expenses relating to the acquired Morgan Bank business had not yet been assumed by the Corporation during the first quarter of 2007. The Corporation continues to make significant investments for the future in upgrading software processes and equipment including upgrades to electronic banking.
Other real estate owned expense increased $587 on a year-to-year comparison. This expense was primarily the result of the revaluation of certain properties as a result of the decline in real estate market values during the first nine months of 2008. Any valuation adjustments that are required are expensed directly to the income statement.

     Income taxes
The Corporation recognized an income tax expense of $595 during the third quarter 2008 compared to income tax expense of $384 for the same period of 2007. The Corporation’s effective tax rate was 24.61% for the third quarter of 2008 as compared to 18.67% for the same period in 2007.
An income tax benefit of $70 was recognized for the nine month period ended September 30, 2008 and income tax expense of $1,059 was recognized for the nine month period ended September 30, 2007. Included in net income for the nine months ended September 30, 2008 was $1,440 of nontaxable income, including $734 related to life insurance policies and $706 of tax-exempt investment and loan interest income. After considering the tax exempt income and relatively small nondeductible expenses, income subject to tax for the nine months ended September 30, 2008 is significantly less than income before income tax expense. The new market tax credit generated by the North Coast Community Development, a wholly-owned subsidiary of the Bank, also had a significant impact on the net tax benefit and the effective tax rate.
Balance Sheet Analysis
     Overview
The Corporation’s assets at September 30, 2008 were $1,109,501 as compared to $1,056,645 at December 31, 2007. This is an increase of $52,856, or 5.00%, over December 31, 2007.
     Securities
The composition of the Corporation’s securities portfolio at September 30, 2008 and December 31, 2007 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to structure its securities portfolio in a manner intended to assist the Corporation in managing interest rate risk and its liquidity needs. Currently, the portfolio is comprised of 16.22% U.S. Government agencies, 56.15% U.S. agency mortgage-backed securities, 15.94% trading securities, 9.31% municipal securities, and 1.78% FHLB stock. Other securities represent less than 1% of the portfolio and consist of Federal Reserve Bank stock and other miscellaneous equity investments. At September 30, 2008 the available for sale securities had a net temporary unrealized gain of $1,012 representing 0.59% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value of September 30, 2008 were $33,559, and included $16 in unrealized losses recorded against income.
     Loans
The details of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.

Table 5: Details on Loan Balances

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$57,233	$74,379
One to four family residential	228,822	213,238
Multi-family residential	25,793	24,473
Non-farm non-residential properties	299,105	275,552
Commercial and industrial loans	54,962	56,688
Personal loans to individuals:
Auto, single payment and installment	122,703	104,360
All other loans	4,924	4,908

Total loans	793,542	753,598
Allowance for loan losses	(11,355)	(7,820)

Net loans	$782,187	$745,778

Total loans at September 30, 2008 were $793,542. This is an increase of $39,944, or 5.30%, over December 31, 2007. At September 30, 2008, commercial loans represented 56.07% of total loans. Consumer loans, consisting of installment loans and home equity loans, comprised 31.74% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 12.19% of total portfolio loans.
Loans held for sale, which are not included in portfolio loans, were $5,677 at September 30, 2008. Installment loans represented 100% of loans held for sale. There were no mortgage loans or commercial loans held for sale at September 30, 2008. Loans held for sale at December 31, 2007 were $4,724 and consisted of 31.40% mortgage loans held at fair market value and 68.60% installment loans. The Corporation retains the servicing rights on these loans.
     Deposits
Table 6: Deposits

	Average Balances Outstanding
	For the Nine Months Ended September 30,
	2008			2007
	Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Noninterest bearing demand	$86,396	9.98%	0.00%	$83,717	10.85%	0.00%
Interest-bearing demand	122,840	14.19%	0.91%	100,330	13.00%	1.11%
Savings deposits	83,145	9.61%	0.65%	80,370	10.41%	0.54%
Money market accounts	116,624	13.47%	2.04%	126,166	16.35%	3.68%
Consumer time deposits	382,202	44.15%	4.05%	273,242	35.40%	4.68%
Brokered time deposits	14,365	1.66%	5.23%	39,487	5.12%	5.18%
Public time deposits	60,047	6.94%	4.13%	68,493	8.87%	5.26%

Total Deposits	$865,619	100.00%	2.92%	$771,805	100.00%	3.19%

Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within the Corporation’s market area. The Corporation offers various deposit products to both retail and business customers. Total deposits at September 30, 2008 were $895,662, an increase of $38,721, or 4.52% over December 31, 2007.
Average deposits for the nine months ended September 30, 2008 were $865,619 compared to average deposits for the nine months ended September 30, 2007 of $771,805. Average consumer time deposits increased $108,960 over the nine month period between September 30, 2007 and September 30, 2008 despite aggressive reaction to rate cuts during the first three quarters of 2008. Average brokered time deposits decreased $25,122 during this same period as excess funds generated by this increase in deposits were used to pay down brokered time deposits as they became due.
The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the FHLB of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2008, the short-term borrowings consisted of $29,876 of repurchase agreements. There were no federal funds purchased at September 30, 2008. Federal funds purchased as of December 31, 2007 were $20,000. Repurchase agreements increased $7,771 over December 31, 2007. Long-term borrowings for the Corporation consist of FHLB advances of $73,857 and junior subordinated debentures of $20,620. FHLB advances were $44,207 at December 31, 2007. Maturities of long-term FHLB advances are presented in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Capital
On September 3, 2008, the Board of Directors of the Corporation declared a quarterly cash dividend of $0.09 per share on its common stock. This cash dividend reflected a reduction from the $0.18 per share dividend paid in previous quarters to shareholders of the Corporation. In today’s volatile economic and credit environment and with continuing uncertainty about the future, the Corporation believes that the decision to reduce dividends represented an appropriate and prudent step to preserve capital through these challenging times.
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $80,340 at September 30, 2008. This is a decrease of 2.80% from December 31, 2007. Net income increased total shareholders’ equity by $2,135 for the nine months ended September 30, 2008. Share-based payment arrangements increased total shareholders’ equity by $33, net of tax. Cash dividends payable to shareholders in the amount of $3,282 decreased total shareholders’ equity in the first nine months of 2008. Other factors that decreased shareholders’ equity included a $474 decrease in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities and a decrease of $725 resulting from the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for split-dollar life insurance coverage.
The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2008, at a cost of $6,092. The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At September 30, 2008 and December 31, 2007, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. As of September 30, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK ELEMENTS
Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures for a financial services company are credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Operational risk involves fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls. Interest rate risk includes changes in interest rates affecting net interest income. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available for sale securities, credit spreads, and commodity prices. The inability to fund obligations due to investors, borrowers, or depositors is liquidity risk. For the Corporation, the dominant risks are market risk, credit risk and liquidity risk.
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
Nonperforming loans at September 30, 2008 were $17,445 as compared to $10,831 at December 31, 2007, an increase of $6,614. Of this total, commercial loans were $12,687 as compared to $7,927 at December 31, 2007. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At September 30, 2008, construction and land development represented $4,593 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at September 30, 2008 was 3.31% of total loans as compared to 2.26% at December 31, 2007. Total 30-90 day delinquency was 1.13% of total loans at September 30, 2008 and 0.91% at December 31, 2007. The 30-90 day delinquency as a percentage of loan type is under 2.00% for all loan types.
Other foreclosed assets were $1,799 as of September 30, 2008 as compared to $2,478 at December 31, 2007. The $1,799 is comprised of $722 in 1-4 family residential properties and $1,077 in nonfarm nonresidential properties. This compares to $837 in 1-4 family residential properties with the remainder in nonfarm nonresidential properties as of December 31, 2007.
Table 8 sets forth nonperforming assets at September 30, 2008 and December 31, 2007.
Table 8: Nonperforming Assets

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial loans	$12,687	$7,927
Real estate mortgage	2,950	2,097
Home equity lines of credit	845	429
Installment loans	963	378

Total nonperforming loans	17,445	10,831
Other foreclosed assets	1,799	2,478

Total nonperforming assets	$19,244	$13,309

Allowance for loan losses to nonperforming loans	65.09%	72.20%
Nonperforming assets to total assets	1.73%	1.26%
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2008 and 2007.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$11,874	$8,115	$7,820	$7,300
Charge-offs:
Commercial	(1,097)	(496)	(1,540)	(1,693)
Real estate mortgage	—	(31)	(275)	(206)
Home equity lines of credit	(72)	—	(161)	(55)
Purchased installment	—	(20)	—	(37)
Installment	(161)	(222)	(486)	(348)
DDA overdrafts	(79)	(73)	(193)	(181)

Total charge-offs	(1,409)	(842)	(2,655)	(2,520)

Recoveries:
Commercial	344	107	385	140
Real estate mortgage	28	6	28	7
Home equity lines of credit	1	—	1	25
Installment	34	116	126	185
DDA overdrafts	12	8	41	39

Total Recoveries	419	237	581	396

Net Charge-offs	(990)	(605)	(2,074)	(2,124)

Allowance from merger	—	—	—	1,098
Provision for loan losses	471	441	5,609	1,677

Balance at end of period	$11,355	$7,951	$11,355	$7,951

The allowance for loan losses at September 30, 2008 was $11,355, or 1.43%, of outstanding loans, compared to $7,951, or 1.09%, of outstanding loans at September 30, 2007. The allowance for loan losses was 65.09% and 72.66% of nonperforming loans at September 30, 2008 and 2007, respectively.
Net charge-offs for the three months ended September 30, 2008 were $990, as compared to $605 for the three months ended September 30, 2007. Net charge-offs for the nine months ended September 30, 2008 were $2,074, as compared to $2,124 for the nine months ended September 30, 2007. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2008 were 0.50% and 0.36% respectively, as compared to 0.33% and 0.42% respectively, for the same periods in 2007.
The provision charged to expense was $471 for the three months ended September 30, 2008 and $441 for the same period 2007. The provision for loan losses for the three and nine month periods ended September 30, 2008 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at September 30, 2008. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2008, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $1,863, or 7.80%, and in a -200 basis point shock, net interest income would decrease $1,933, or 8.09%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. September 30, 2008, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 20.75% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 21.33%.
ITEM 4. Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the chief executive officer and chief financial officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Corporation’s Annual Report on Form 10-K.
There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, deploy up to $750 billion into the financial system for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.
Current market developments may adversely affect the Corporation’s industry, business and results of operations.
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Corporation’s business, financial condition and results of operations.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience an adverse effect, which may be material, on the Corporation’s ability to access capital and on the Corporation’s business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect the Corporation.
The Corporation’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due the Corporation. There is no assurance that any such losses would not materially and adversely affect the Corporation’s results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of the common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. Under the share repurchase program, share repurchases are expected to be made primarily on the open market from time to time until the 5 percent maximum is purchased or the earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal and other factors. There was no repurchase activity during the quarter ended September 30, 2008. As of September 30, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: November 7, 2008	/s/ Sharon L. Churchill
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