Form 10-K
period 2008-12-31
LNB BANCORP INC
filed 2009-03-13
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio (State of Incorporation) 457 Broadway, Lorain, Ohio (Address of principal executive offices)	34-1406303 (I.R.S. Employer Identification No.) 44052-1769 (Zip Code)
(440) 244-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares Par Value $1.00 Per Share Preferred Share Purchase Rights	The NASDAQ Stock Market
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2008 was approximately $64,572,008.
     The number of common shares of the registrant outstanding on March 11, 2009 was 7,295,663.

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
The Corporation engages in banking, mortgage, and brokerage services. These services are generally offered through its wholly-owned subsidiary — The Lorain National Bank (the “Bank”). For brokerage services the Bank operates under an agreement with Investment Centers of America, Inc. Investment Centers of America, Inc. is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SPIC”) and offers mutual funds, variable annuity investments, variable annuity and life insurance products, along with investments in stocks and bonds.
The primary business of the Bank is providing personal, mortgage and commercial banking products along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 28 automated teller machines (“ATM’s”) in Lorain, eastern Erie, western Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County.
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
Competition. The Corporation competes primarily with 17 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately

$350 thousand to over $827 million. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.4 billion.
The Bank’s market share of total deposits in Lorain County was 21.22% in 2008 and 19.49% in 2007, and the Bank ranked number two in market share in Lorain County in 2008 and 2007.
The Corporation’s Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with 10 other financial institutions for $510 million in deposits in the City of Hudson, and holds a market share of 21.25%.
The Bank has a limited presence in Cuyahoga County, competing primarily with 28 other financial institutions. Cuyahoga County deposits as of June 30, 2008 totaled $52.3 billion. The Bank’s market share of deposits in Cuyahoga County was 0.04% in 2008 and 0.06% in 2007 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2008.
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
The Bank is subject to extensive regulation, supervision and examination by applicable federal banking agencies, including the FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board. Brokerage and Trust management are subject to supervision by the FINRA and the SPIC.
Employees. As of December 31, 2008, the Corporation employed 277 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.
     Industry Segments
The Corporation and the Bank, are engaged in one line of business, which is banking services.

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
     Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition;

•	persisting volatility and limited credit availability in the financial markets, particularly if The Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009, the Financial Stability Plan announced on February 10, 2009, by the Secretary of the U.S. Treasury, in coordination with other financial institution regulators, and other initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
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
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Corporation’s business, financial condition and results of operations.
There can be no assurance that the EESA, the American Recovery and Reinvestment Act of 2009, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system will help stabilize the U.S. financial system.
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, preferred equity and warrants, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under its authority provided by EESA, the U.S. Treasury established the Capital Purchase Program, and the core provisions of the Financial Stability Plan. There can be no assurance regarding the actual impact that the EESA or the American Recovery and Reinvestment Act of 2009 (the “Recovery Bill”), or programs and other initiatives undertaken by the U.S. government will have on the financial markets; the extreme levels of volatility and limited credit availability currently being experienced may persist. The failure of the EESA or other government programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
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

Strong competition may reduce the Corporation’s ability to generate loans and deposits in its market.
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
The Corporation may become subject to new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect Key’s financial condition, including new regulations imposed in connection with the Troubled Asset Relief Program (“TARP”) provisions of the EESA, such as the Capital Purchase Program, being implemented and administered by the U.S. Treasury in coordination with other federal regulatory agencies, further laws enacted by the U.S. Congress in an effort to strengthen the fundamentals of the economy, or other regulations promulgated by federal regulators to mitigate the systemic risk presented by the current financial crisis such as the FDIC’s Temporary Liquidity Guarantee Program. Increases in deposit insurance premiums and assessments imposed on the Bank by the FDIC may have an adverse effect on the Corporation’s results of operations.

The Corporation may be adversely impacted by weakness in the local economies it serves.
The Corporation is geographically concentrated in Lorain County, Ohio, where commercial activity is not expanding at a rate that is being experienced in other parts of Ohio or nationally. This is the result of the local economy’s continued reliance on a weak manufacturing sector, especially steel and automobiles. This can lead to unexpected deterioration in loan quality, slower asset and deposit growth and increased operating losses.
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
The Corporation is subject to liquidity risk.
Market conditions or other events could negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could adversely affect the Corporation’s business, financial condition and results of operations.
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
The Corporation may not be able to attract and retain skilled people.
The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation is engaged can be intense, and the Corporation may not be able to retain or hire the people it wants and/or needs. In order to attract and retain qualified employees, the Corporation must compensate such employees at market levels. If the Corporation is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, the Corporation’s performance, including its competitive position, could suffer, and, in turn, adversely affect the Corporation’s business, financial condition and results of operations.
Pursuant to the standardized terms of the Capital Purchase Program, among other things, the Corporation agreed to institute certain restrictions on the compensation of certain senior executive management positions that could have an adverse effect on the Corporation’s ability to hire or retain the most qualified senior executives. Other restrictions may also be imposed under the Recovery Bill or other legislation or regulations. The Corporation’s ability to attract and/or retain talented executives and/or relationship managers may be affected by these developments or any new executive compensation limits, and such restrictions could adversely affect the Corporation’s business, financial condition and results of operations.
The Corporation’s issuance of securities to the U.S. Treasury may limit the Corporation’s ability to return capital to its shareholders and is dilutive to the Corporation’s common shares. If the Corporation is unable to redeem such preferred shares, the dividend rate increases substantially after five years.
In connection with the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74. The number of shares was determined based upon the requirements of the Capital Purchase Program, and was calculated based on the average market price of the Corporation’s common shares for the 20 trading days preceding approval of our issuance (which was also the basis for the exercise price of $6.74). The terms of the transaction with the U.S. Treasury include limitations on the Corporation’s ability to pay dividends and repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) nor repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These restrictions combined with the dilutive impact of the warrant may have an adverse effect on the market price of the Corporation’s Common Shares, and, as a result, they could adversely affect the Corporation’s business, financial condition and results of operations.
Unless the Corporation is able to redeem the series B preferred stock during the first five years, the dividend payments on this capital will increase substantially at that point, from 5% ($1.26 million annually) to 9% ($2.27 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact the Corporation’s liquidity, and as a result, adversely affect the Corporation’s business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Corporate Offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by nine of its banking centers, corporate offices, operations, maintenance, purchasing and training center. The Corporation leases the other eleven banking centers and loan centers from various parties on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin	40 East College Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Elyria United Methodist Village	807 West Avenue, Elyria
Morgan Bank	178 West Streetsboro Street, Hudson
Avon Pointe Loan Center	36711 American Way, Avon
Cuyahoga Loan Center	2 Summit Park Drive, Independence
Operations	2130 West Park Drive, Lorain
Maintenance	2140 West Park Drive, Lorain
Purchasing	2150 West Park Drive, Lorain
Training Center	521 Broadway, Lorain
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
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the year ended December 31, 2008 there were no matters submitted to a vote of security holders.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to Form 10-K, General Instruction G (3), the following information on Executive Officers is included as an additional item in Part I:

			Positions and
			Offices Held with
			LNB	Executive Officer
Name	Age	Principal Occupation For Past Five Years	Bancorp, Inc.	Since

Daniel E. Klimas	50	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005

Mary E. Miles	50	Senior Vice President, LNB Bancorp, Inc. April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President	2005

Frank A. Soltis	56	Senior Vice President, LNB Bancorp, Inc. July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President	2005

David S. Harnett	57	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc. August 7, 2007 to present. Senior Lender and Chief Credit Officer January 2006 to August 2007 and Senior Vice President and Chief Credit Officer January 2002 to January 2006 of the Cleveland, Ohio affiliate of Fifth Third Bank.	Senior Vice President and Chief Credit Officer	2007

Sharon L. Churchill	54	Chief Financial Officer and Principal Accounting Officer, LNB Bancorp, Inc., March 5, 2007 to present. Principal Accounting Officer and Controller, LNB Bancorp, Inc. April 25, 2006 to March 5, 2007, Controller, LNB Bancorp, Inc. November 2005 to March 5, 2007. Assistant Vice President, Controller and Corporation Secretary, Tele-Communications, Inc., 1988 to 2005. Certified Public Accountant.	Chief Financial Officer and Principal Accounting Officer	2007

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information; Equity Holders; Dividends. LNB Bancorp, Inc. common shares, par value $1.00 per share, are traded on The NASDAQ Stock Market® under the ticker symbol “LNBB”. The prices below represent the high and low sales prices reported on The NASDAQ Stock Market® for each specified period. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.
LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay comparable cash dividends to shareholders in the third and fourth quarters of 2009 if approved by the Board of Directors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program include limitations on the Corporation’s ability to pay dividends. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) without, among other things, U.S. Treasury approval. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.
As of March 2, 2009, LNB Bancorp, Inc. had 1,965 shareholders of record and a closing price of $5.35 on March 2, 2009. Prospective shareholders may contact our Investor Relations Department at (440) 244-7317 for more information.
Common Stock Trading Ranges and Cash Dividends Declared

Common Stock Trading Ranges and Cash Dividends Declared

	2008
			Cash Dividends
			Declared per
	High	Low	share

First Quarter	$15.44	$11.88	$0.18
Second Quarter	12.90	9.65	0.18
Third Quarter	11.00	6.50	0.09
Fourth Quarter	9.00	4.67	0.09

	2007
			Cash Dividends
			Declared per
	High	Low	share

First Quarter	$16.50	$14.12	$0.18
Second Quarter	16.12	13.60	0.18
Third Quarter	15.49	14.22	0.18
Fourth Quarter	15.00	13.00	0.18

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.
The graph shown above is based on the following data points:

	12/03	12/04	12/05	12/06	12/07	12/08

LNB Bancorp, Inc.	100.00	102.70	95.41	88.80	85.06	32.32
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the quarter ended December 31, 2008:

			(c)	(d)
			Total number of	Maximum number of
			shares (or units)	shares (or units)
	(a)		purchased as	that may yet be
	Total number of	(b)	part of publicly	purchased under the
	shares (or units)	Average price paid	announced plans	plans
Period	purchased	per share (or unit)	or programs	or programs

October 1, 2008-October 31, 2008	—	n/a	—	129,500
November 1, 2008 - November 30, 2008	—	n/a	—	129,500
December 1, 2008 - December 31, 2008	—	n/a	—	129,500

Total	—	n/a	—	129,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of December 31, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Selected Financial Data
Five Year Consolidated Financial Summary

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$58,328	$58,762	$49,242	$43,432	$37,224
Total interest expense	26,189	29,092	20,635	13,402	9,102

Net interest income	32,139	29,670	28,607	30,030	28,122
Provision for Loan Losses	6,809	2,255	2,280	1,248	1,748
Other income	11,213	10,362	9,514	10,092	10,660
Net gain (loss) on sale of assets	1,246	1,137	237	285	(218)
Other expenses	34,281	31,751	28,985	30,267	26,290

Income before income taxes	3,508	7,163	7,093	8,892	10,526
Income taxes	112	1,651	1,669	2,479	3,051

Net income	3,396	5,512	5,424	6,413	7,475
Preferred stock dividend and amortization	91	—	—	—	—

Net income available to common shareholders	$3,305	$5,512	$5,424	$6,413	$7,475

Cash dividend declared	$3,940	$5,097	$4,641	$4,760	$4,777

Per Common Share (1)
Basic earnings	$0.45	$0.79	$0.84	$0.97	$1.13
Diluted earnings	0.45	0.79	0.84	0.97	1.13
Cash dividend declared	0.54	0.72	0.72	0.72	0.72
Book value per share	$11.22	$11.33	$10.66	$10.45	$10.64
Financial Ratios
Return on average assets	0.31%	0.58%	0.66%	0.81%	0.98%
Return on average common equity	4.09	7.06	7.89	9.11	10.75
Net interest margin (FTE) (2)	3.23	3.39	3.78	4.09	4.01
Efficiency ratio	76.12	76.41	76.03	75.44	67.82
Period end loans to period end deposits	87.23	87.94	87.60	91.91	94.49
Dividend payout	120.00	91.14	85.78	74.23	63.72
Average shareholders’ equity to average assets	7.67	8.15	8.39	8.88	9.15
Net charge-offs to average loans	0.38	0.41	0.27	0.34	0.38
Allowance for loan losses to period end total loans	1.45	1.04	1.16	1.13	1.29
Nonperforming loans to period end total loans	2.44	1.44	2.04	1.10	0.86
Allowance for loan losses to nonperforming loans	59.47	72.20	56.98	101.97	138.29
At Year End
Cash and cash equivalents	$36,923	$23,523	$29,122	$23,923	$26,818
Securities and interest-bearing deposits	234,665	212,694	155,688	151,509	145,526
Restricted stock	4,884	4,704	3,293	3,690	4,111
Loans held for sale	3,580	4,724	—	2,586	3,067
Gross loans	803,551	753,598	628,333	588,425	572,157
Allowance for loan losses	11,652	7,820	7,300	6,622	7,386
Net loans	791,899	745,778	621,033	581,803	564,771
Other assets	64,184	65,222	41,962	37,610	37,356
Total assets	1,136,135	1,056,645	851,098	801,121	781,649
Total deposits	921,175	856,941	717,261	640,216	605,543
Other borrowings	96,905	106,932	57,249	86,512	100,915
Other liabilities	10,996	10,119	7,891	5,987	4,617
Total liabilities	1,029,076	973,992	782,401	732,715	711,075
Total shareholders’ equity	107,059	82,653	68,697	68,406	70,574
Total liabilities and shareholders’ equity	$1,136,135	$1,056,645	$851,098	$801,121	$781,649

(1)	Basic and diluted earnings per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 35% statutory Federal income tax rate in 2004, and a 34% statutory Federal income tax rate in 2005, 2006, 2007 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The Corporation competes in the Cleveland, Ohio market as defined by the Federal Reserve Bank. This market includes most of northeast Ohio. Prior to 2006, the Corporation’s presence was historically limited to Lorain County. The Corporation’s strategy has been to strengthen its commitment for better customer service and visibility by expanding its market presence in northeast Ohio. The Corporation was successful in 2006 and 2007 in broadening its footprint into Cuyahoga and Summit Counties.
The financial crisis of 2008 proved to be unprecedented in the history of not only the local and national economy, but the global economy as well. Described as the worst since the Great Depression, the economic environment of 2008 posed new and unprecedented challenges in the form of regulatory initiatives, margin and cost pressures, and customer demands. In an effort to stimulate the economy, the Federal Open Market Committee (FOMC) cut federal fund rates by 350 basis points during the year. With declining home values and increasing unemployment, the Corporation was negatively impacted, as with all financial institutions, by asset quality issues. The Corporation found it prudent to take additional loan loss provisions during the year, as well as the devaluation of some of its property acquired through foreclosure. While dealing with these difficult challenges, the Corporation continued to provide competitive interest rates on both loan and deposit products to customers, while maintaining a healthy balance sheet, capital position and liquidity. Net interest income increased over the prior year, and the Corporation reported net income in excess of $3.3 million for 2008.
The Federal Reserve, together with the U.S. Treasury and the FDIC, took a variety of extraordinary actions in 2008 aimed at, among other things, alleviating liquidity, capital and other balance sheet pressures of financial institutions. The EESA was enacted in October 2008 in an attempt to restore liquidity and stability to the financial system through the purchase of up to $700 billion of certain financial instruments. When the EESA was signed into law, the FDIC raised the FDIC standard maximum deposit insurance coverage limit for all deposit accounts from $100,000 to $250,000, the same amount of coverage previously provided for self-directed retirement accounts, on a temporary basis until December 31, 2009, absent further Congressional action. In accordance with the provisions of the EESA, the U.S. Treasury created its Capital Purchase Program and announced its intention to make $250 billion of capital available to U.S. financial institutions by purchasing preferred stock issued by such institutions.
On December 12, 2008, the Corporation completed a $25,223,000 capital raise as a participant in the U.S. Treasury TARP Capital Purchase Program. The Company issued to the U.S. Treasury (i) 25,223 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, without par value, with a liquidation preference of $1,000 per share (“series B preferred stock”), and (ii) a warrant to purchase 561,343 of the Company’s common shares, without par value, at an exercise price of $6.74 per share, subject to certain anti-dilution and other adjustments. The Corporation expects to use the TARP funds to continue to grow the Corporation’s balance sheet through lending in the communities the Corporation serves, position the Corporation to participate in the acquisition of weaker organizations when opportunities are presented, and ensure that the Corporation has sufficient capital to withstand the negative impact on its balance sheet of the uncertain economic environment in Northeast Ohio. For additional information about the Corporation’s participation in the Capital Purchase Program, see Note 14 to the Consolidated Financial Statements.

Key Indicators and Material Trends (Dollars in thousands)
Net interest income grew 8.32% to $32,139 in 2008 from $29,670 in 2007. Since the Corporation is highly dependent on net interest income for its revenue, minimizing net interest margin compression is a very important factor in the Corporation’s financial performance. The net interest margin (FTE) for 2008 was 3.23 percent versus 3.39 percent for 2007. The Corporation experienced solid growth in its loan portfolios during 2008 with an increase in average loans of 11.62% over 2007. Average interest-bearing deposits in 2008 also grew 11.64% in comparison to 2007. The spread between the yield on portfolio loans and the cost of interest-bearing deposits declined 16 basis points during 2008.
Generation of noninterest income is important to the long-term success of the Corporation. Fee income from deposit service charges and electronic banking continued to increase during 2008 in part due to the Corporation’s continued aggressive sales and marketing efforts, which focus on strengthening recurring sources of noninterest income. Noninterest income from investment and trust services declined in 2008 primarily as a result of the declining stock market.
Asset quality is one key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. While net charged-off loans in 2008 increased 5.08% over 2007, the ratio to total loans remained at 0.37% for both years. The declining housing market and general economic decline of 2008 continued to impact the Corporation’s commercial and residential real estate portfolios. Total delinquency as a percentage of total loans increased from 2.26% at year-end 2007 to 3.76% at December 31, 2008. In 2008, the level of nonperforming loans increased over the prior year from $10,831 at December 31, 2007 to $19,592 at December 31, 2008, primarily due to an increase in nonperforming construction and development loans. As a result, the Corporation increased the allowance for loan losses to $11,652 during 2008, increasing the allowance to 1.44% of total loans.
Since the ability to generate deposits is a key indication of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the Corporation’s business plan. As measured by the FDIC at June 30, 2008, the Corporation’s market share of deposits in Lorain County grew to 21.2% from 19.5% in 2007. This compares to 17.8% five years ago. The Corporation continues to maintain strong market share in the city markets of Lorain, Elyria and Amherst, where the Corporation has a long-time presence, and is pleased with the performance of its newer offices in the eastern parts of Lorain county, as well as Summit county.
Results of Operations (Dollars in thousands except per share data)
     Summary of Earnings
Net income in 2008 was $3,396. Net income available to common shareholders was $3,305, or $0.45 per diluted common share, after preferred share dividends and amortization. Net income in 2007 was $5,512 or $.79 per diluted common share, and $5,424, or $.84 per diluted common share in 2006. Earnings per diluted common share in 2008 were affected by the dividends and discount amortization on preferred shares, as well as the increased loan loss provision discussed below. On December 12, 2008, in connection with its participation in the Capital Purchase Program, the Corporation issued 25,223 fixed rate cumulative perpetual Series B Preferred Shares. In conjunction with the issuance of the Preferred Shares, the Corporation also issued a warrant to purchase 561,343 common shares. No shares of series B preferred stock, or any other class of preferred stock, were outstanding during the years ended December 31, 2007 and 2006. Earnings per diluted share in 2007 were affected by the issuance of 851,990 common shares in May, 2007 as part of the acquisition of Morgan Bancorp.

As the local and national economic environments progressively weakened during 2008, asset quality issues negatively impacted the Corporation’s overall performance. The Corporation recorded a loan loss provision of $6,809 in 2008, in light of the continuing unpredictability of the economy, the continued decline in real estate values and the credit quality issues inherent in the portfolio. The provision for loan loss was $2,255 in 2007 and $2,280 in 2006.
While earnings were impacted by a significant loan loss provision during 2008, net interest income reflected solid revenue increases during the year. In 2008, net interest income increased 8.32% to $32,139 from $29,670 in 2007. Average portfolio loans increased from $698,401 at December 31, 2007 to $779,569 at December 31, 2008. The Company experienced solid growth in commercial loans, home equity lines of credit and installment loans during 2008. Average portfolio balances at December 31, 2008 increased 9.45% in commercial loans, 19.08% in home equity lines of credit and 25.04% in installment loans, in comparison to average portfolio balances at December 31, 2007. The overall yield on portfolio loans in 2008 was down 95 basis points from 2007 as a result of the steadily falling Treasury yield curve. Average interest-bearing deposits at December 31, 2008 were up 11.64% in comparison to average interest-bearing deposits at December 31, 2007. The cost of deposits was down 78 basis points from 2007. The resulting net interest margin (FTE) was 3.23% for 2008 versus 3.39% for 2007.
Noninterest income in 2008 was $12,459, an increase of $960 over 2007. The largest component of noninterest income is deposit and other service charges and fees. While deposit service charges increased slightly in 2008 over the prior year, other service charges and fees increased $371. Other service charges and fees include electronic banking and merchant service fees. Noninterest income derived from trust and investment management services declined during 2008 as compared to 2007. Many of the fees earned by the trust department are market based, and have suffered as a result of the declining stock market. Noninterest income in 2008 included two one-time noninterest income items. During 2008, $216 was received from the redemption of a bank owned life insurance policy. Also, as a result of a membership interest, the Corporation received stock from an IPO completed by VISA and a subsequent mandatory partial redemption of stock in the amount of $460 which was recorded as part of noninterest income for 2008. During 2008, available-for-sale securities which were due to be called or mature during the year were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the falling interest rate environment, the interest rates available on mortgage-backed securities made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. The net gain recorded on the sale of available-for-sale securities during 2008 was $538, including $2 in unrealized gain on trading securities.
Noninterest expense was $34,281 in 2008, compared to $31,751 in 2007. Two significant increases in expense in 2008, as compared to 2007, were FDIC assessments in connection with the FDIC’s increase of the standard maximum deposit insurance coverage limit, and expense related to other real estate owned. These expenses increased $633 and $485, respectively, compared to 2007. The increase in other real estate owned expense is primarily the result of the revaluation of certain properties due to the decline in real estate market values during 2008. Included in noninterest expense during 2008 was $572 related to the special shareholders meeting requested by a shareholder of the Corporation. This affected third party services, marketing and public relations, and postage expenses.

As a percent of average assets, net income in 2008 represents a return of .31%. This compares to ..58% and .66% in 2007 and 2006, respectively. Return on assets is one measurement of operating efficiency. As a percent of average shareholders’ equity this represents a return of 4.09% as compared to 7.06% and 7.89% in 2007 and 2006, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.
     2008 versus 2007 Net Interest Income Comparison
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
Table 1 summarizes net interest income and the net interest margin for the three years ended December 31, 2008.
Table 1: Net Interest Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net interest income	$32,139	$29,670	$28,607
Tax equivalent adjustments	439	382	269
Net interest income (FTE)	$32,578	$30,052	$28,876
Net interest margin	3.19%	3.35%	3.74%
Tax equivalent adjustments	0.04%	0.04%	0.04%
Net interest margin (FTE)	3.23%	3.39%	3.78%
     Yields
Table 2 reflects the detailed components of the Corporation’s net interest income for each of the three years ended December 31, 2008. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.
The Corporation’s net interest income on a fully tax equivalent basis was $32,578 in 2008, which compares to $30,052 in 2007. This follows an increase of $1,176, or 4.07% between 2007 and 2006. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.23% in 2008, or a decrease of 16 basis points from 2007. This follows a decrease of 39 basis points in 2007 as compared to 2006.

Table 2: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Year ended December 31,
	2008			2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)

Assets:
U.S. Govt agencies and corporations, Federal Home Loan Bank stock and Federal Reserve Bank stock	$194,633	$8,786	4.51%	$164,876	$7,873	4.78%	$150,444	$5,901	3.92%
State and political subdivisions	18,697	1,121	6.00	14,277	875	6.13	10,599	671	6.33
Federal funds sold and short-term investments	15,667	451	2.88	9,278	394	4.25	1,737	77	4.43
Commercial loans	437,844	28,082	6.41	400,045	29,805	7.45	369,512	27,851	7.54
Real estate mortgage loans	98,397	5,884	5.98	100,161	6,143	6.13	83,790	5,175	6.18
Home equity lines of credit	89,847	4,243	4.72	75,453	5,727	7.59	66,926	5,058	7.56
Purchased installment loans	—	—	n/a	—	—	n/a	40,658	1,901	4.68
Installment loans	153,481	10,200	6.65	122,742	8,327	6.78	40,233	2,877	7.15

Total Earning Assets	$1,008,566	$58,767	5.83%	$886,832	$59,144	6.67%	$763,899	$49,511	6.48%

Allowance for loan loss	(9,732)			(7,764)			(6,478)
Cash and due from banks	20,520			20,855			22,266
Bank owned life insurance	15,560			15,112			14,316
Other assets	47,585			42,748			25,632

Total Assets	$1,082,499			$957,783			$819,635

Liabilities and Shareholders’ Equity
Consumer time deposits	$395,686	$15,392	3.89%	$289,906	$13,633	4.70%	$212,579	$8,665	4.08%
Public time deposits	63,652	2,554	4.01	69,804	3,635	5.21	54,248	2,756	5.08
Brokered time deposits	13,890	696	5.01	36,497	1,905	5.22	53,716	2,411	4.49
Savings deposits	82,276	504	0.60	80,513	486	0.60	86,325	294	0.34
Interest-bearing demand	236,495	3,160	1.34	232,691	5,876	2.53	189,173	4,028	2.13
Short-term borrowings	27,700	387	1.40	26,334	1,088	4.13	20,759	896	4.32
FHLB advances	62,341	2,322	3.72	37,088	1,555	4.19	43,948	1,585	3.61
Trust preferred securities	20,778	1,174	5.65	13,466	914	6.79	—	—	n/a

Total Interest-Bearing Liabilities	$902,818	$26,189	2.90%	$786,299	$29,092	3.70%	$660,748	$20,635	3.12%

Noninterest-bearing deposits	87,302			84,352			83,777
Other liabilities	9,359			9,090			6,375
Shareholders’ Equity	83,020			78,042			68,735

Total Liabilities and Shareholders’ Equity	$1,082,499			$957,783			$819,635

Net interest Income (FTE)		$32,578	3.23%		$30,052	3.39%		$28,876	3.78%
Taxable Equivalent Adjustment		(439)	(0.04)		(382)	(0.04)		(269)	(0.04)

Net Interest Income Per Financial Statements		$32,139			$29,670			$28,607

Net Yield on Earning Assets			3.19%			3.35%			3.74%

     Average Balances
Average earning assets increased $121,734, or 13.73%, to $1,008,566 in 2008 as compared to $886,832 in 2007. Average loans increased $81,168, or 11.62%, to $779,569 in 2008 as compared to $698,401 in 2007. Loan growth in all areas of the portfolio except real estate mortgage loans contributed to the average increase of $81,168, with an increase in the commercial loan portfolio of $37,799, an increase in installment loans of $30,739, an increase in home equity loans of $14,394, which was primarily offset by a decrease of $1,764 in mortgage loans. The increase in average loans was primarily funded with $85,538 of deposit growth. During 2008, average consumer time deposits increased $105,780, which was primarily offset by a decrease in public time deposits of $6,152 as compared to 2007. Noninterest-bearing deposits increased in 2008 by $2,950, or 3.50%, and interest-bearing demand deposits grew $3,804, or 1.63%, as compared to 2007. The Bank uses FHLB advances and brokered time deposits as alternative wholesale funding sources. The use of alternative funding sources increased $4,012, or 4.02%, during 2008 in comparison to 2007. Brokered time deposits have become an important and comparably priced substitute for FHLB advances, and they require no collateralization as compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities.
     Rate/Volume
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 2008. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest Income/Expense			Increase (Decrease) in Interest Income/Expense
	in 2008 over 2007			in 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$1,468	$(555)	$913	$649	$1,323	$1,972
State and political subdivisions	271	(25)	246	234	(30)	204
Federal funds sold and short-term investments	(335)	392	57	335	(18)	317
Commercial loans	1,975	(3,698)	(1,723)	2,306	(352)	1,954
Real estate mortgage loans	(106)	(153)	(259)	1,011	(43)	968
Home equity lines of credit	532	(2,016)	(1,484)	645	24	669
Installment loans	2,090	(217)	1,873	2,573	976	3,549

Total Interest Income	5,895	(6,272)	(377)	7,753	1,880	9,633

Consumer time deposits	8,049	(6,290)	1,759	3,313	1,655	4,968
Public time deposits	(265)	(816)	(1,081)	792	87	879
Brokered time deposits	(1,178)	(31)	(1,209)	(720)	214	(506)
Savings deposits	11	7	18	(38)	230	192
Interest bearing demand	(164)	(2,552)	(2,716)	979	869	1,848
Short-term borrowings	18	(719)	(701)	243	(51)	192
FHLB advances	1,112	(345)	767	(123)	93	(30)
Trust preferred securities	608	(348)	260	914	—	914

Total Interest Expense	8,191	(11,094)	(2,903)	5,360	3,097	8,457

Net Interest Income (FTE)	$(2,296)	$4,822	$2,526	$2,393	$(1,217)	$1,176

The impact of balance sheet growth and changing rates can be seen in Table 3, which segments the change in net interest income into volume and rate components. Total interest income on a fully tax equivalent basis was $58,767 in 2008 as compared to $59,144 in 2007. This is a decrease of $377, or 0.64%. An increase of $5,895 due to volume was offset by a decrease of $6,272 due to rate, when comparing 2008 to 2007. Total interest expense was $26,189 in 2008 as compared to $29,092 in 2007. This is a decrease of $2,903, or 9.98%. Interest expense increase $8,191 due to volume, but was offset $11,094 due to decline in rates.
Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Deposits were more sensitive to falling interest rates than loans, resulting in an increased in net interest income due to rate. While experiencing growth in both loans and deposits in 2008, deposits grew at a faster rate than loans. As a result, net interest income from volume decreased. The effect of changes in both rate and volume was an increase of $2,526 during 2008 in net interest income.
     2007 versus 2006 Net Interest Income Comparison
The Corporation’s net interest income on a fully tax equivalent basis was $30,052 in 2007, which compares to $28,876 in 2006. The net interest margin was 3.39% in 2007, or a decrease of 39 basis points from 2006. The decline in net interest income in 2007 was the result of a continued flat Treasury yield curve and competitive pressures.
Average earning assets increased $122,933, or 16.09%, to $886,832 in 2007 as compared to $763,899 for the same period of 2006. Average loans increased $97,282, or 16.18%, to $698,401 in 2007 as compared to $601,119 in 2006. Loan growth in all areas of the portfolio contributed to the average increase of $97,282 with an increase in the commercial loan portfolio of $30,533, an increase in installment loans of $41,851, an increase in home equity loans of $8,527 and an increase of $16,371 in mortgage loans. The increase in average loans was primarily funded with $113,945 of deposit growth. During 2007, average consumer time deposits increased $77,327, and public time deposits increased $15,556 as compared to 2006. Noninterest-bearing deposits, while weak in 2006, increased just slightly in 2007 by 0.69%; however interest-bearing demand deposits grew $43,518, or 23.00%. The Bank was less reliant on alternative funding which, including brokered time deposits, decreased $18,504, or 15.63%, from 2006.
Total interest income on a fully tax equivalent basis was $59,144 in 2007 as compared to $49,511 in 2006. This is an increase of $9,633 or 19.46%. Of this increase, $7,753 was due to volume and $1,880 to rate. When comparing 2007 to 2006, the contribution from balance sheet growth improved, and rates provided a positive contribution as well. Total interest expense was $29,092 in 2007 as compared to $20,635 in 2006. This is an increase of $8,457, or 40.98%. Of this increase, $5,360 was due to volume and $3,092 to rate.
Competitive margin pressure and stiff competition in our markets resulted in a $1,217 reduction in net interest income due to rates. This was offset by an increase in net interest income of $2,393 due to increases in the volume of loans and deposits, for a resulting increase in net interest income (FTE) of $1,176.
     Noninterest Income
Table 4: Details of Noninterest Income

	Year ended December 31,
				2008 versus	2007 versus
	2008	2007	2006	2007	2006
	(Dollars in thousands)
Investment and trust services	$1,908	$2,170	$2,079	-12.07%	4.38%
Deposit service charges	4,760	4,725	4,533	0.74%	4.24%
Electronic banking fees	2,710	2,339	1,948	15.86%	20.07%
Income from bank owned life insurance	979	732	739	33.74%	-0.95%
Other income	856	396	215	116.16%	84.19%

Total fees and other income	11,213	10,362	9,514	8.21%	8.91%

Gain on sale of securities	538	274	—	96.35%	nm
Gain on sale of loans	797	766	—	4.05%	nm
Gains (loss) on sale of other assets	(89)	97	237	-191.75%	-59.07%

Total noninterest income	$12,459	$11,499	$9,751	8.35%	17.93%

     2008 vs 2007 Noninterest Income Comparison
Total noninterest income was $12,459 in 2008 as compared to $11,499 in 2007. This was an increase of $960, or 8.35%. Core noninterest income, which consists of noninterest income before other income and gains and losses, was $10,357 in 2008 as compared to $9,966 in 2007. This was an increase of $391, or 3.92%.
Trust and investment management fees decreased $262, or 12.07%, during 2008 in comparison to 2007. Net trust commission decreased $299, or 14.95%, in 2008 from the same period in 2007. This was offset by an increase in net brokerage fee income, through Investment Centers of America, Inc., which was $207 in 2008, in comparison to $170 in 2007, due to increased marketing efforts in this area.
Overall, deposit service charges and electronic banking fees increased 5.75% to $7,470 in 2008, as compared to $7,064 in 2007. Deposit service charges consist largely of overdraft, stop payment and return item fees, amounted to $4,760 during 2008. Electronic banking fees include debit, ATM and merchant services. Management attributes this continued momentum in overall growth to continued aggressive sales and marketing efforts.
Other income was $856 in 2008 as compared to $396 in 2007. This was an increase of $460. Other income consists of miscellaneous fees such as safe deposit box rentals and fees, gift card income and Other Real Estate Owned rental income. Also included in other income are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgages and indirect loans. Income produced from servicing fees for 2008 increased $213 over 2007. Gains on the sale of mortgage and indirect loans during 2008 were $307 and $490, respectively. During 2008, a mandatory redemption of VISA stock resulted in additional income of $460.
Losses on the sale of Other Real Estate Owned were $93 in 2008 and gains of $4 were recorded on the sale and/or disposal of miscellaneous assets. Gains on the sale of available-for-sale securities and mark-to-market adjustments of trading securities were $538 during 2008.
     2007 vs 2006 Noninterest Income Comparison
Total noninterest income was $11,499 in 2007 as compared to $9,751 in 2006. This was an increase of $1,748, or 17.93%. Core noninterest income was $9,966 in 2007 as compared to $9,299 in 2006. This was an increase of $667, or 7.17%.
Trust and investment management fees increased $91, or 4.38%, during 2007 in comparison to 2006. Net trust commission decreased $10, or 4.89%, in 2007 from the same period in 2006. Net brokerage fee income, through Investment Centers of America, Inc., was $136 in 2007, in comparison to $35 in 2006.
Overall, deposit service charges and electronic banking fees increased 9.00% to $7,064 in 2007, as compared to $6,481 in 2006. Other income was $396 in 2007 as compared to $215 in 2006. This was an increase of $181, or 84.18%. During 2007, the Corporation established a secondary market mortgage sales program, through which the Corporation sold mortgage loans to Freddie Mac. The Corporation also sold high quality indirect loans, generated primarily through Morgan Bank. The Corporation retains the servicing rights for both sold mortgages and indirect loans. Income produced from servicing fees for 2007 increased $160 over 2006. Gains on the sale of mortgage and indirect loans during 2007 were $362 and $404, respectively.

     Noninterest Expense
Table 5: Details on Noninterest Expense

	Year ended December 31,
				2008 versus	2007 versus
	2008	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	15,255	15,708	14,894	-2.88%	5.47%
Furniture and equipment	3,950	3,515	2,984	12.38%	17.79%
Net occupancy	2,386	2,256	1,905	5.76%	18.43%
Outside services	2,490	1,815	1,609	37.19%	12.80%
Marketing and public relations	987	1,116	1,279	-11.56%	-12.74%
Supplies, postage and freight	1,468	1,357	1,236	8.18%	9.79%
Telecommunications	850	849	751	0.12%	13.05%
Ohio Franchise tax	895	788	817	13.58%	-3.55%
FDIC Assessments	722	89	82	711.24%	8.54%
Other real estate owned	1,070	585	131	82.91%	346.56%
Electronic banking expenses	932	809	618	15.20%	30.91%
Other charge-offs and losses	389	576	410	-32.47%	40.49%
Loan and Collection Expense	908	758	768	19.79%	-1.30%
Other expense	1,979	1,530	1,501	29.35%	1.93%

Total noninterest expense	34,281	31,751	28,985	7.97%	9.54%

     2008 versus 2007 Noninterest Expense Comparison
Noninterest expense was $34,281 in 2008 as compared to $31,751 in 2007. This is an increase of $2,530, or 7.97%. The largest increase in noninterest expense was in FDIC insurance premiums, which increased $633 in 2008 over the prior year. Other real estate owned expense in 2008 increased $485 over 2007, primarily due to revaluation of real estate values. Early in 2008, a special shareholders’ meeting requested by a shareholder of the Corporation was held, which resulted in $572 in additional expense in third party services, marketing, postage and public relations.
     2007 versus 2006 Noninterest Expense Comparison
Noninterest expense was $31,751 in 2007 as compared to $28,985 in 2006. This is an increase of $2,766, or 9.54%. Increases of approximately $1,101 in occupancy, postage, supplies and delivery, telephone and furniture and equipment primarily are associated with the acquisition of the Morgan division as well as other facilities opened in 2007 and 2006. The increase of $54 in intangible assets includes the amortization of core deposit intangibles also related to the Morgan acquisition. Morgan contributed approximately $365 of salaries and employee benefit expense in 2007. While making these significant investments for the future, the Company had success in limiting related increases in overhead expense, with a less than a 10% overall increase in noninterest expense over 2006. The increase in noninterest expense also included an increase of $454 in expenses related to Other Real Estate Owned such as real estate taxes and insurance costs, as well as an increased level of other operating charge-offs and losses primarily related to overdrafts as the economy continued to weaken. Operating charge-offs increased $166 in 2007 over the same period in 2006.

     2008 versus 2007 Income taxes
The Corporation recognized tax expense of $112 during 2008 and $1,651 for 2007. This is a decrease of $1,539, or 93.22% from 2007. The Corporation’s effective tax rate was 3.19% for 2008 as compared to 23.05% for the same period 2007. Included in net income for 2008 was $2,003 of nontaxable income, including $977 related to life insurance policies and $1,026 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense. The new market tax credit generated by the North Coast Community Development (NCCDC), a wholly-owned subsidiary of The Lorain National Bank, also had a significant impact on the net tax benefit and the effective tax rate. On December 29, 2003, NCCDC received official notification of a new market tax credit award. Over the remaining nine years of the award, it is expected that projects will be financed, with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $8,620 at December 31, 2008 and December 31, 2007, generating a tax credit of $476 for both years. Investment tax credit for the first three years is 5%, and 6% for the next four for each layer added.
     2007 versus 2006 Income taxes
The Corporation recognized tax expense of $1,651 during 2007 and $1,669 for 2006. This is a decrease of $18, or 1.08% from 2006. The Corporation’s effective tax rate was 23.1% for 2007 as compared to 23.5% for the same period 2006. The Corporation had total qualified investments in NCCDC of $8,620 at December 31, 2007, generating a tax credit of $476. At December 31, 2006 qualified investments in NCCDC were $8,020, generating a tax credit of $401.
Balance Sheet Analysis
     Overview
The Corporation’s total assets at December 31, 2008 were $1,136,135 as compared to $1,056,645 at December 31, 2007. This is an increase of $79,490, or 7.52%. Total securities increased $21,719, or 10.22%, over December 31, 2007. Portfolio loans increased $49,953, or 6.63%, over December 31, 2007. Total deposits at December 31, 2008 were $921,175 as compared to $856,941 at December 31, 2007. Total interest-bearing liabilities were $924,086 at December 31, 2008 as compared to $875,061 at December 31, 2007.
     Securities
The distribution of the Corporation’s securities portfolio at December 31, 2008 and December 31, 2007 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 4.81% trading securities, and 95.19% available for sale securities. Available for sale securities are comprised of 21.32% U.S. Government agencies, 68.78% U. S. agency mortgage backed securities and 9.90% municipal securities. At December 31, 2008 the available for sale securities portfolio had a temporary unrealized loss of $511, representing

0.23% of the total amortized cost of the Bank’s available for securities. The unrealized loss at December 31, 2007 was $220. Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2008.
Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5	From 5 to 10	After	At December 31,
	Years	Years	10 Years	2008	2007	2006
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$34,210	$12,208	$—	$46,418	$90,046	$75,193
Mortgage backed securities	9,993	12,643	128,082	150,718	72,534	71,439
State and political subdivisions	4,279	7,731	9,959	21,969	14,961	11,494

Total securities available for sale	$48,482	$32,582	$138,041	$219,105	$177,541	$158,126

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to	From 5 to	After	At December 31,
	5 Years	10 Years	10 Years	2008	2007	2006
Securities available for sale:
U.S. Government agencies and corporations	4.63%	4.32%	0.00%	4.55%	4.62%	4.09%
Mortgage backed securities	4.80	4.81	5.33%	5.25	5.28	4.25
State and political subdivisions	6.00	6.28	6.30	6.24	6.38	6.57

Total securities available for sale	4.78%	4.98%	5.41%	5.20%	5.05%	4.28%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.
     Loans
The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.
Total portfolio loans at December 31, 2008 were $803,551. This is an increase of $49,953, or 6.63% over December 31, 2007. At December 31, 2008, commercial loans represented 56.01%, and real estate mortgage loans represented 11.98% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 32.01% of total portfolio loans.
Commercial loans were $450,081 at December 31, 2008. This was an increase of $17,000, or 3.93%, over December 31, 2007. Commercial loans are primarily made to local businesses in the form of lines-of-credit, equipment or plant facilities.
Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Since the acquisition of Morgan Bank in 2007, consumer loans previously purchased from Morgan Bank, N.A, are included with installment loans. Consumer loans increased $37,171, or 16.89%, in comparison to December 31, 2007.

Real estate mortgages are construction and 1-4 family mortgage loans. Construction loans comprised $3,256 of the $96,241 real estate mortgage loan portfolio at December 31, 2008. At December 31, 2008, mortgage loans had decreased $4,178, or 4.16%, in comparison to December 31, 2007. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.
Loans held for sale, and not included in portfolio loans, were $3,580 at December 31, 2008. Mortgage loans represented 1.59%, and installment loans represented 98.41% of loans held for sale. There were no commercial loans held for sale at December 31, 2008.
Loan balances and loan mix are presented by type for the five years ended December 31, 2008 in Table 8.
Table 8: Loan Portfolio Distribution

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial	$450,081	$433,081	$374,055	$363,144	$339,439
Real estate mortgage	96,241	100,419	99,182	81,367	112,787
Home equity lines of credit	100,873	80,049	70,028	66,134	62,143
Purchased installment	—	—	43,019	42,023	27,833
Installment	156,356	140,049	42,049	38,343	33,022

Total Loans	803,551	753,598	628,333	591,011	575,224
Allowance for loan losses	(11,652)	(7,820)	(7,300)	(6,622)	(7,386)

Net Loans	$791,899	$745,778	$621,033	$584,389	$567,838

	At December 31,
	2008	2007	2006	2005	2004
Loan Mix Percent
Commercial	56.01%	57.47%	59.53%	61.44%	59.11%
Real Estate Mortgage	11.98%	13.33%	15.78%	13.77%	19.61%
Home Equity lines of credit	12.55%	10.62%	11.15%	11.19%	10.80%
Purchased installment	0.00%	0.00%	6.85%	7.11%	4.84%
Installment	19.46%	18.58%	6.69%	6.49%	5.74%

Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Table 9 shows the amount of commercial loans outstanding as of December 31, 2008 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in one year or less classification.

Table 9: Commercial Loan Maturity and Repricing Analysis

December 31, 2008
(Dollars in thousands)
Maturing and repricing in one year or less	$83,879
Maturing and repricing after one year but within five years	253,388
Maturing and repricing beyond five years	112,814

Total Commercial Loans	$450,081

Funding Sources
The following table shows the various sources of funding for the Corporation.
Table 10: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)
Demand deposits	$87,302	$84,352	$83,777	0.00%	0.00%	0.00%
Interest checking	236,495	232,691	189,173	1.34%	2.53%	2.13%
Savings deposits	82,276	80,513	86,325	0.60%	0.60%	0.34%
Consumer time deposits	395,686	289,906	212,579	3.89%	4.70%	4.08%
Public time deposits	63,652	69,804	54,248	4.01%	5.21%	5.08%
Brokered time deposits	13,890	36,497	53,716	5.01%	5.22%	4.49%

Total Deposits	879,301	793,763	679,818	2.54%	3.22%	2.67%
Short-term borrowings	27,700	26,334	20,759	1.40%	4.13%	4.32%
FHLB borrowings	62,341	37,088	43,948	3.72%	4.19%	3.61%
Junior subordinated debentures	20,778	13,466	—	5.65%	6.79%	n/a

Total borrowings	110,819	76,888	64,707	3.50%	4.63%	3.83%

Total funding	$990,120	$870,651	$744,525	2.65%	3.34%	2.77%

The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts, and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2008.
Average deposit balances grew 10.78% in 2008 compared to increases of 16.76% in 2007 and 6.93% in 2006. The Corporation benefits from a large concentration of low-cost local deposit funding. These funding sources include demand deposits, interest checking accounts and savings deposits. These sources, which experienced an increase of 10.65% between 2007 and 2006, also increased 2.14% during 2008 in comparison to 2007. The mix of low-cost funding to time deposits has decreased over the last three years with the concentration of these accounts to total average deposits at 46.18% in 2008, 50.08% in 2007 and 52.85% in 2006. Low-cost funds had an average yield of 0.90% in 2008 as compared to 1.60% in 2007 and 1.20% in 2006. Included in these funds are money market accounts which carried an average yield of 1.85% in 2008 as compared to 3.60% in 2007. Average time deposits were $473,228 in

2008 as compared to $396,207 in 2007. This was an increase of $77,021, or 19.44%. Brokered time deposits and public fund time deposits represented 16.38% and 26.83% of total average time deposits during 2008 and 2007, respectively.
The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of December 31, 2008, the Corporation had $22,928 of short-term borrowings which consisted entirely of repurchase agreements. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $53,357 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $44,207 at December 31, 2007. Maturities of long-term Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2008, the Bank’s liquidity was within its policy limits.
In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2008, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $51,791 and $118,552 in the next 36 months.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. Table 11 highlights the liquidity position of the Bank including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2008.

Table 11: Liquidity

	Borrowing Capacity	Unused Capacity
	(Dollars in thousands)
FHLB Cincinnati	$130,238	$76,825
FRB Cleveland	3,770	3,770
Federal Funds Lines	30,000	30,000

Total	$164,008	$110,595

The Corporation is the financial holding company of The Lorain National Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from The Lorain National Bank. Dividends from The Lorain National Bank are restricted by banking regulations. At December 31, 2008, the Corporation also had certain short-term investments in the amount of $25,925 which may be used for dividends and other corporate purposes. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit, but no such agreements were in place and there was no amount outstanding as of December 31, 2008.
Capital Resources
The Corporation continues to maintain a capital position that it believes is appropriate. Total shareholders’ equity was $107,059 at December 31, 2008. This is an increase of 29.53% over December 31, 2007. Shareholders’ equity was increased $25,223 by the issuance of 25,223 shares of the Corporation’s series B preferred stock to the U.S. Treasury, in the TARP Capital Purchase Program. The Corporation also granted a warrant to purchase 561,343 common shares to the U.S. Treasury in conjunction with this program. The warrant gives the U.S. Treasury the option to purchase the Corporation’s common shares at an exercise price of $6.74 per share. See Note 14 to the Consolidated Financial Statements for further information on the series B preferred stock and common shares warrant issued pursuant to the Capital Purchase Program. Net income also increased total shareholders’ equity by $3,396. Other factors increasing shareholders’ equity were a $1,464 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $71 increase for share-based compensation arrangements. The factors decreasing total shareholders’ equity during 2008 were cash dividends payable to shareholders of $3,940 and a $1,083 decrease in accumulated other comprehensive loss resulting from an increase in the Corporation’s minimum pension liability. The Corporation held 328,194 shares of common stock as treasury stock at December 31, 2008, at a cost of $6,092.
Total common stock cash dividends declared in 2008 by the Board of Directors was $3,940 as compared to $5,097 in 2007. In 2008, the Corporation reduced its quarterly dividend to retain capital. In each of the last 22 years, the Board of Directors has approved a regular cash dividend. Any future dividend is subject to Board approval. The dividend payout ratio, representing dividends per common share divided by earnings per share available to common shareholders, was 120.00% and 91.14% for the years 2008 and 2007, respectively, despite the reduced quarterly dividend in 2008. The increase in the dividend payout ratio is above the long-term target ratio established by the Board of Directors but occurred as a result of decreased earnings per share resulting primarily from large loan loss provisions taken during the year, and the addition of the dividend payable on Series B preferred stock.

At December 31, 2008, the Corporation’s market capitalization was $38,302 compared to $106,881 at December 31, 2007. There were 1,975 shareholders of record at December 31, 2008. LNB Bancorp, Inc.’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of December 31, 2008, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
Contractual Obligations and Commitments
Contractual obligations and commitments of the Corporation at December 31, 2008 are as follows:
Table 12: Contractual Obligations

	One Year or	Two and Three	Four and Five	Over Five
	Less	Years	Years	Years	Total
	(Dollars in thousands)
Short-term borrowings	$22,928	$—	$—	$—	$22,928
FHLB advances	25,850	25,000	7	2,500	53,357
Operating leases	862	1,376	649	909	3,796
Trust preferred securities	—	—	—	20,620	20,620
Benefit payments	297	607	723	1,997	3,624
Severance payments	296	260	67	—	623

Total	$50,233	$27,243	$1,446	$26,026	$104,948

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
During 2008, the unstable and declining economic conditions, especially in residential and commercial development lending, resulted in higher levels of nonperforming loans and potential problem loans.
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
Nonperforming loans at December 31, 2008 were $19,592 as compared to $10,831 at December 31, 2007, an increase of $8,761. Of this total, commercial loans were $14,209 as compared to $7,927 at December 31, 2007. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At December 31, 2008, construction and land development represented $6,601of the total commercial loan nonperforming, with non-farm, non-residential representing $7,947, and the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2008 was 3.76% of total loans as compared to 2.26% at December 31, 2007. Total 30-90 day delinquency increased from 0.91% of total loans at December 31, 2007 to 1.34% of total loans at December 31, 2008. 30-90 day delinquency as a percent of loan type is under 1% for all loan types.
Other foreclosed assets were $1,108 as of December 31, 2008, a decrease of $1,370 from December 31, 2007. The $1,108 is comprised of eight commercial properties totaling $587 and three 1-4 family residential properties totaling $521. This compares to $1,641 in 1-4 family residential properties with the remainder in commercial properties as of December 31, 2007.
Table 13 sets forth nonperforming assets for the period ended December 31, 2008.
Table 13: Nonperforming Assets

	At December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Commercial loans	$14,209	$7,927	$10,322	$5,129	$3,255
Real estate mortgage	3,465	2,097	2,165	1,182	1,116
Home equity lines of credit	989	429	168	25	400
Installment loans	929	378	157	158	150

Total nonperforming loans	19,592	10,831	12,812	6,494	4,921

Other foreclosed assets	1,108	2,478	1,289	432	420

Total nonperforming assets	$20,700	$13,309	$14,101	$6,926	$5,341
Loans 90 days past due accruing interest	$—	$—	$—	$—	$—

Allowance for loan losses to nonperforming loans	56.29%	72.20%	57.00%	102.00%	150.10%

Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 14 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended 2008.

Table 14: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$7,820	$7,300	$6,622	$7,386	$7,730
Charge-offs:
Commercial	(2,305)	(2,179)	(1,120)	(1,582)	(1,619)
Real estate mortgage	(275)	(304)	(171)	(28)	(21)
Home equity lines of credit	(467)	(61)	(81)	(146)	(109)
Purchased installment	—	(37)	(69)	(65)	—
Installment	(856)	(495)	(347)	(435)	(591)
DDA Overdrafts	(265)	(256)	(240)	—	—

Total charge-offs	(4,168)	(3,332)	(2,028)	(2,256)	(2,340)

Recoveries:
Commercial	920	150	153	75	71
Real estate mortgage	21	21	9	—	—
Home equity lines of credit	10	25	—	1	1
Purchased installment	—	—	—	3	—
Installment	186	249	150	165	176
DDA Overdrafts	54	54	114	—	—

Total Recoveries	1,191	499	426	244	248

Net Charge-offs	(2,977)	(2,833)	(1,602)	(2,012)	(2,092)

Provision for loan losses	6,809	2,255	2,280	1,248	1,748
Allowance from merger	—	1,098	—	—	—

Balance at end of year	$11,652	$7,820	$7,300	$6,622	$7,386

The allowance for loan losses at December 31, 2008 was $11,652 or 1.45% of outstanding loans, compared to $7,820 or 1.04% of outstanding loans at December 31, 2007. The allowance for loan losses was 59.47% and 72.20% of nonperforming loans at December 31, 2008 and 2007, respectively.
Net charge-offs for the year ended December 31, 2008 were $2,977, as compared to $2,833 for the year ended December 31, 2007. Net charge-offs as a percent of average loans was 0.38% for 2008 and 0.41% for 2007.
Direct deposit account overdrafts were charged to the allowance for loan losses for the first time in 2006 and accounted for $211 and $202, respectively, of the net charge-offs in 2008 and 2007. These charges were previously expensed directly to noninterest expense.
The provision charged to expense was $6,809 for the year ended December 31, 2008 as compared to $2,255 for the same period 2007. The Company has experienced an increase in nonperforming loans and in substandard loans. The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2008. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2008, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $16, or 0.05%, and in a -200 basis point shock, net interest income would decrease $2,054, or 6.4%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2008, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 15.9% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 38.2%.

Table 15: GAP Analysis:

		At December 31, 2008
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$25,574	$24,508	$59,187	$40,362	$91,552	$—	$241,183
Trading securities	11,261	—	—	—	—		11,261
Loans	173,540	141,097	243,721	137,498	101,897	9,377	807,130

Total earning assets	$210,375	$165,605	$302,908	$177,860	$193,449	$9,377	$1,059,574

Interest-bearing liabilities:
Consumer time deposits	$132,284	$323,032	$71,019	$7,731	$437	$—	$534,503
Money Market deposits	99,051	—	—	—	—	—	99,051
Savings deposits	—	—	104,226	—	—	—	104,226
Interest-bearing demand deposits	—	—	115,102	—	—	—	115,102
Short-term borrowings	6,459	19,377	—	—	—	—	25,836
Long-term debt	—	—	27,989	3,000	2,532	20,620	54,141
Fed Funds, Repos, Other	22,928	—	—	—	—	—	22,928

Total interest-bearing liabilities	$260,722	$342,409	$318,336	$10,731	$2,969	$20,620	$955,787

Cumulative interest rate gap	$(50,347)	$(227,151)	$(242,579)	$(75,450)	$115,030	$103,787
RSA/RSL	81%	62%	74%	92%	112%	111%

		At December 31, 2007
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$20,131	$31,190	$35,612	$47,593	$48,082	$—	$182,608
Trading securities	33,402	—	—	—	—		33,402
Loans	364,051	52,028	100,539	129,804	111,242	658	758,322

Total earning assets	$417,584	$83,218	$136,151	$177,397	$159,324	$658	$974,332

Interest-bearing liabilities:
Consumer time deposits	$146,731	$247,198	$39,028	$3,866	$—	$—	$436,823
Money Market deposits	129,961	—	—	—	—	—	129,961
Savings deposits	—	—	81,293	—	—	—	81,293
Interest-bearing demand deposits	—	—	120,052	—	—	—	120,052
Short-term borrowings	7,701	23,102	—	—	—	—	30,803
Long-term debt	—	—	10,830	—	2,574	20,620	34,024
Fed Funds, Repos, Other	42,105	—	—	—	—	—	42,105

Total interest-bearing liabilities	$326,498	$270,300	$251,203	$3,866	$2,574	$20,620	$875,061

Cumulative interest rate gap	$91,086	$(95,996)	$(211,048)	$(37,518)	$119,233	$99,271
RSA/RSL	128%	84%	75%	96%	114%	111%

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LNB Bancorp, Inc.
We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LNB Bancorp, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, LNB Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
March 10, 2009
Columbus, Ohio

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$21,723	$23,523
Federal funds sold and short-term investments	15,200	—

Cash and cash equivalents	36,923	23,523
Interest-bearing deposits in other banks	352	100
Securities: (Note 5)
Trading securities, at fair value	11,261	33,402
Available for sale, at fair value	223,052	179,192

Total securities	234,313	212,594
Restricted stock	4,884	4,704
Loans held for sale	3,580	4,724
Loans: (Note 7)
Portfolio loans	803,551	753,598
Allowance for loan losses	(11,652)	(7,820)

Net loans	791,899	745,778

Bank premises and equipment, net (Note 8)	11,504	13,328
Other real estate owned	1,108	2,478
Bank owned life insurance	15,742	15,487
Goodwill, net (Note 4)	21,582	21,570
Intangible assets, net (Note 4)	1,142	1,280
Accrued interest receivable	4,290	4,074
Other assets (Note 13)	8,816	7,005

Total Assets	$1,136,135	$1,056,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 9)
Demand and other noninterest-bearing	$93,994	$88,812
Savings, money market and interest-bearing demand	292,679	331,306
Certificates of deposit	534,502	436,823

Total deposits	921,175	856,941

Short-term borrowings (Note 10)	22,928	42,105
Federal Home Loan Bank advances (Note 11)	53,357	44,207
Junior subordinated debentures (Note 12)	20,620	20,620
Accrued interest payable	3,813	4,620
Accrued taxes, expenses and other liabilities (Note 13)	7,183	5,499

Total Liabilities	1,029,076	973,992

Shareholders’ Equity (Notes 14 and 15)
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at December 31, 2008 and 2007.	—	—
Preferred stock, Series B, no par value, 25,223 shares authorized and issued at December 31, 2008, none issued at December 31, 2007.	25,223	—
Discount on Series B preferred stock	(146)	—
Warrant to purchase common stock	146	—
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,295,663 shares at December 31, 2008 and 6,931,325 at December 31, 2007.	7,624	7,624
Additional paid-in capital	37,783	37,712
Retained earnings	41,682	42,951
Accumulated other comprehensive income	839	458
Treasury shares at cost, 328,194 shares at December 31, 2008 and at December 31, 2007	(6,092)	(6,092)

Total Shareholders’ Equity	107,059	82,653

Total Liabilities and Shareholders’ Equity	$1,136,135	$1,056,645

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$48,314	$49,889	$42,800
Securities:
U.S. Government agencies and corporations	8,786	7,588	5,699
State and political subdivisions	777	606	464
Other debt and equity securities	304	285	202
Federal funds sold and short-term investments	147	394	77

Total interest income	58,328	58,762	49,242
Interest Expense
Deposits	22,306	25,535	18,145
Federal Home Loan Bank advances	2,322	1,555	1,585
Short-term borrowings	387	1,088	905
Junior subordinated debentures	1,174	914	—

Total interest expense	26,189	29,092	20,635

Net Interest Income	32,139	29,670	28,607
Provision for Loan Losses (Note 7)	6,809	2,255	2,280

Net interest income after provision for loan losses	25,330	27,415	26,327
Noninterest Income
Investment and trust services	1,908	2,170	2,079
Deposit service charges	4,760	4,725	4,533
Other service charges and fees	2,710	2,339	1,948
Income from bank owned life insurance	979	732	739
Other income	856	396	215

Total fees and other income	11,213	10,362	9,514
Securities gains, net	538	274	—
Gains on sale of loans	797	766	—
Gains (loss) on sale of other assets, net	(89)	97	237

Total noninterest income	12,459	11,499	9,751
Noninterest Expense
Salaries and employee benefits (Notes 18 & 19)	15,255	15,708	14,894
Furniture and equipment	3,950	3,515	2,984
Net occupancy (Note 8)	2,386	2,256	1,905
Outside services	2,490	1,815	1,609
Marketing and public relations	987	1,116	1,279
Supplies, postage and freight	1,468	1,357	1,236
Telecommunications	850	849	751
Ohio franchise tax	895	788	817
FDIC assessments	722	89	82
Other real estate owned	1,070	585	131
Electronic banking expenses	932	809	618
Loan and collection expense	908	758	768
Other expense	2,368	2,106	1,911

Total noninterest expense	34,281	31,751	28,985

Income before income tax expense	3,508	7,163	7,093
Income tax expense (Note 13)	112	1,651	1,669

Net Income	$3,396	$5,512	$5,424

Dividends on preferred stock	70	—	—
Amortization of discount on preferred stock	21	—	—

Net Income Available to Common Shareholders	$3,305	$5,512	$5,424

Net Income Per Common Share (Note 2)
Basic	$0.45	$0.79	$0.84
Diluted	0.45	0.79	0.84
Dividends declared	0.54	0.72	0.72
Average Common Shares Outstanding
Basic	7,295,663	6,992,215	6,461,892
Diluted	7,295,663	6,992,215	6,462,094
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands except share and per share amounts)
Balance, January 1, 2006	$—	$6,772	$26,334	$42,945	$(2,996)	$(4,649)	$68,406
Comprehensive income:
Net Income				5,424			5,424
Other comprehensive loss, net of tax:
Minimum pension liability					47		47
Change in unrealized gains and losses on securities					856		856

Total comprehensive income							6,327
Share-based comprehensive income			48				48
Purchase of 77,500 shares of Treasury Stock						(1,443)	(1,443)
Common dividends declared, $.72 per share				(4,641)			(4,641)

Balance, December 31, 2006	$—	$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of SFAS 159				(1,192)	1,192		—
Comprehensive income:
Net Income				5,512			5,512
Other comprehensive income, net of tax:
Minimum pension liability					(155)		(155)
Change in unrealized gains and losses on securities					1,514		1,514

Total comprehensive income							6,871
Share-based compensation income			58				58
Issuance of 851,990 shares of common stock		852	11,272				12,124
Common dividends declared, $.72 per share				(5,097)			(5,097)

Balance, December 31, 2007	$—	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative effect of change in accounting principle for split-dollar life insurance coverage				(725)			(725)
Comprehensive income:
Net Income				3,396			3,396
Other comprehensive income, net of tax:
Minimum pension liability					(1,083)		(1,083)
Change in unrealized gains and losses on securities					1,464		1,464

Total comprehensive income							3,777
Share-based compensation income			71				71
Issuance of 25,223 shares of preferred stock, Series B	25,223						25,223
Common dividends declared, $.54 per share				(3,940)			(3,940)

Balance, December 31, 2008	$25,223	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating Activities
Net income	$3,396	$5,512	$5,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,809	2,255	2,280
Depreciation and amortization	1,749	1,730	1,631
Amortization (accretion) of premiums and discounts	(431)	(16)	305
Amortization of intangibles	138	167	113
Amortization of loan servicing rights	219	153	51
Amortization of deferred loan fees	294	264	73
Federal deferred income tax expense (benefit)	(1,241)	182	(558)
Securities gains, net	(538)	(274)	—
Share-based compensation expense, net of tax	71	58	48
Loans originated for sale	(85,164)	(90,129)	—
Proceeds from sales of loan originations	87,103	86,171	—
Net gain from loan sales	(795)	(766)	—
Federal Home Loan Bank stock dividends	(143)	—	—
Net (gain) loss on sale of other assets	89	(97)	(237)
Net decrease in accrued interest receivable and other assets	(2,345)	(4,257)	(2,881)
Net decrease in accrued interest payable, taxes and other liabilities	725	2,152	1,846

Net cash provided by operating activities	9,936	3,105	8,095

Investing Activities
Proceeds from sales of available-for-sale securities	77,069	—	—
Proceeds from maturities of available-for-sale securities	37,728	40,042	33,753
Purchase of available-for-sale securities	(155,946)	(109,044)	(36,963)
Purchase of trading securities	(81,738)	(65,082)	—
Change in interest-bearing deposits in other banks	(252)	—	—
Proceeds from sale of trading securities	104,433	79,632	—
Purchase of Federal Reserve Bank Stock	—	(836)	—
Purchase of Federal Home Loan Bank Stock	(117)	(495)	(173)
Acquisition, net of cash and cash equivalents acquired	—	7,212	—
Redemption of Federal Home Loan Bank Stock	—	—	570
Net increase in loans made to customers	(53,912)	(34,951)	(41,519)
Proceeds from the sale of other real estate owned	1,203	1,139	1,487
Purchase of bank premises and equipment	(500)	(2,889)	(2,417)
Proceeds from sale of bank premises and equipment	6	15	668

Net cash used in investing activities	(72,026)	(85,257)	(44,594)

Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	5,182	(11,751)	3,619
Net increase (decrease) in savings, money market and interest-bearing demand	(2,445)	(2,358)	12,570
Net increase in certificates of deposit	61,497	51,920	60,856
Net increase (decrease) in short-term borrowings	(19,177)	18,222	(10,453)
Proceeds from Federal Home Loan Bank advances	65,000	233,450	287,000
Payment of Federal Home Loan Bank advances	(55,850)	(228,453)	(305,810)
Issuance of preferred stock	25,223	—	—
Purchase of treasury stock	—	—	(1,443)
Proceeds from issuance of junior subordinated debentures	—	20,620	—
Dividends paid	(3,940)	(5,097)	(4,641)

Net cash provided by financing activities	75,490	76,553	41,698

Net increase (decrease) in cash and cash equivalents	13,400	(5,599)	5,199
Cash and cash equivalents, January 1	23,523	29,122	23,923

Cash and cash equivalents, December 31	$36,923	$23,523	$29,122

Supplemental cash flow information
Interest paid	$25,937	$28,170	$19,335
Income taxes paid	2,555	1,968	2,768
Transfer of loans to other real estate owned	688	2,667	2,548
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, eastern Erie, western Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit and loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of December 31, 2008 and December 31, 2007. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2008 and December 31, 2007, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, which generally permits the measurement of selected eligible financial instruments at fair value at specified election dates (“SFAS 159”). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this statement are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation elected early adoption of SFAS 159 as of January 1, 2007 and has included disclosures in accordance with the requirements.
     Restricted Stock
The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. The Company also owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock, is recorded at redemption value which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard or below. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
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

     Split-Dollar Life Insurance
The Corporation recognizes a liability and and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. The liability is recognized based on the substantive agreement with the employee. In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue became effective January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-4 reduced retained earnings by $725 effective January 1, 2008.
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
     Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the unfunded status of the pension plan, which are also recognized as separate components of shareholders’ equity.
     New Accounting Pronouncements
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
(2) Earnings Per Common Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,295,663	6,992,215	6,461,892
Dilutive effect of incentive stock options	—	—	202

Weighted average shares outstanding used in Diluted Earnings Per Common Share	$7,295,663	$6,992,215	$6,462,094

Net Income	3,396	5,512	5,424
Preferred stock dividend and amortization	91	—	—

Income Available to Common Shareholders	$3,305	$5,512	$5,424

Basic Earnings Per Common Share	$0.45	$0.79	$0.84

Diluted Earnings Per Common Share	$0.45	$0.79	$0.84

All outstanding options were anti-dilutive for the years ended December 31, 2008 and December 31, 2007. The dilutive effect of incentive stock options for the year ended December 31, 2006 was 202.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,309 on December 31, 2008 and $500 on December 31, 2007.

(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $138 for the year ended December 31, 2008 and $87 for the year ended December 31, 2007.
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
The Corporation recorded core deposit intangibles in 1997, related to the acquisition of three branch offices from another bank. These core deposit intangibles were fully amortized during the third quarter of 2007. Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan acquisition, follows:

	At December 31,
	2008	2007
	(Dollars in thousands)
Core deposit intangibles	$2,643	$2,655
Less: accumulated amortization	1,501	1,375

Carrying value of core deposit intangibles	$1,142	$1,280

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.

Amortization expense for intangible assets was $138, $167 and $113 for the years ended December 31, 2008, 2007 and 2006, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2008. The Company’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in mortgage interest rates, prepayment rates and market conditions.

Core Deposits Intangibles
(Dollars in thousands)
2009	$137
2010	137
2011	137
2012	137
2013	137
2014 and beyond	457
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2008 and 2007 follows:

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,418	$1,134	$—	$47,552
Mortgage backed securities	150,718	2,886	(196)	153,408
State and political subdivisions	21,969	438	(315)	22,092

Total Securities	$219,105	$4,458	$(511)	$223,052

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$90,046	$992	$(87)	$90,951
Mortgage backed securities	72,534	585	(100)	73,019
State and political subdivisions	14,961	294	(33)	15,222

Total Securities	$177,541	$1,871	$(220)	$179,192

	Trading Securities held at December 31, 2008
		Aggregate Unrealized Gains	Aggregate Unrealized Losses	Fair
	Cost	recorded to income	recorded to income	Value
		(Dollars in thousands)
Trading Securities	$11,245	$16	$—	$11,261

	Trading Securities held at December 31, 2007
		Aggregate Unrealized Gains	Aggregate Unrealized Losses	Fair
	Cost	recorded to income	recorded to income	Value
	(Dollars in thousands)
Trading Securities	$33,388	$14	$—	$33,402

The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2008 follows:

	At December 31, 2008
		Fair
Securities available for sale:	Amortized Cost	Value
Due in one year or less	$2,255	$2,260
Due from one year to five years	36,234	37,151
Due from five years to ten years	19,939	20,508
Due after ten years	9,959	9,724
Mortgage-backed	150,718	153,409

	$219,105	$223,052

Realized gains and losses related to securities available-for-sale for each of the three years ended December 31 follows:

	2008	2007	2006
	(Dollars in thousands)
Gross realized gains	$612	$—	$—
Gross realized losses	(76)	—	—

Net Securities Gains (Losses)	$536	$—	$—

Proceeds from the sale of available for sale securities	$77,069	$—	$—

Net gains of $2 were recorded on the sale of trading securities during 2008. This included unrealized gains of $16 recorded to income on currently held trading securities. Net gains of $274 were recorded on the sale of trading securities during 2007 which included unrealized gains of $14 recorded to income on currently held trading securities. There were no trading securities held during 2006.
U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $159,142 and $154,430 at December 31, 2008 and 2007, respectively.
The securities portfolio contained $4,159 and $403 in non-rated securities of state and political subdivisions at December 31, 2008 and 2007, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $4,301 and $401 at December 31, 2008 and 2007, respectively. This portfolio of non-rated securities are short-term debt issues of two (2) local political subdivisions. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2008 and 2007.
The following is a summary of securities that had unrealized losses at December 31, 2008 and 2007. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2008, the total unrealized losses of $511 were temporary in nature and due to the current level of interest rates.

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Mortgage backed securities	$22,569	$(195)	$1,642	$(1)	$24,211	$(196)
State and political subdivisions	6,017	(315)	—	—	6,017	(315)

Total	$28,586	$(510)	$1,642	$(1)	$30,228	$(511)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$4,998	$(2)	$27,008	$(85)	$32,006	$(87)
Mortgage backed securities	11,890	(9)	5,534	(91)	17,424	(100)
State and political subdivisions	1,356	(13)	1,324	(20)	2,680	(33)

Total	$18,244	$(24)	$33,866	$(196)	$52,110	$(220)

(6) Transactions with Related Parties
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2008	2007
	(Dollars in thousands)
Amount at beginning of year	$22,833	$24,825
Additions (deductions)
New Loans	1,871	6,107
Repayments	(5,083)	(7,465)
Changes in directors and officers and /or affiliations, net	685	(634)

Amount at end of year	$20,306	$22,833

The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $10,151 and $8,190, respectively at December 31, 2008 and 2007.
(7) Loans and Allowance for Loan Losses
Loan balances at December 31, 2008 and December 31, 2007 are summarized by purpose as follows:

	At December 31,
	2008	2007
	(Dollars in thousands)

Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$60,725	$74,379
One to four family residential	231,757	213,238
Multi-family residential	26,284	24,473
Non-farm non-residential properties	296,393	275,552
Commercial and industrial loans	60,846	56,688
Personal loans to individuals:
Auto, single payment and installment	123,807	104,360
All other loans	3,739	4,908

Total loans	803,551	753,598
Allowance for loan losses	(11,652)	(7,820)

Net loans	$791,899	$745,778

Activity in the allowance for loan losses for 2008, 2007 and 2006 is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at the beginning of year	$7,820	$7,300	$6,622
Provision for loan losses	6,809	2,255	2,280
Allowance from merger	—	1,098	—
Loans charged-off	(4,168)	(3,332)	(2,028)
Recoveries on loans previously charged-off	1,191	499	426

Balance at the end of the year	$11,652	$7,820	$7,300

Information regarding impaired loans is as follows:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Year-end impaired loans with allowance for loan losses specifically allocated	$13,213	$5,456	$4,890
Year-end impaired loans without allowance for loan losses specifically allocated	2,331	2,471	9,887
Amount of allowance specifically allocated to impaired loans	3,569	1,549	1,115
Average of impaired loans during the year	16,094	10,929	14,355
Interest income recognized during impairment	—	—	134
Nonaccrual loans at year end	19,592	10,831	12,812
(8) Bank Premises, Equipment and Leases
Bank premises and equipment are summarized as follows:

	At December 31
	2008	2007
	(Dollars in thousands)
Land	$2,662	$2,662
Buildings	12,002	11,933
Equipment	14,031	14,305
Purchased software	3,967	4,045
Leasehold improvements	1,060	1,044

Total cost	$33,722	$33,989
Less: accumulated depreciation and amortization	22,218	20,661

Net bank premises and equipment	$11,504	$13,328

Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,459 in 2008, $1,466 in 2007 and $1,389 in 2006. Amortization of purchased software charged to noninterest expense amounted to $290 in 2008, $264 in 2007 and $242 in 2006.
At December 31, 2008, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in thousands)
2009	$862
2010	755
2011	621
2012	384
2013	265
2014 and thereafter	909

Total	$3,796

Rentals paid under leases on Corporation premises and equipment amounted to $1,190 in 2008, $1,106 in 2007 and $879 in 2006.

(9) Deposits
Deposit balances at December 31, 2008 and December 31, 2007 are summarized as follows:

	At December 31,
	2008	2007
	(Dollars in thousands)
Demand and other noninterest-bearing	$93,994	$88,812
Interest checking	115,102	120,052
Savings	78,526	81,293
Money market accounts	99,051	129,961
Consumer time deposits	449,772	344,279
Public time deposits	72,247	64,913
Brokered time deposits	12,483	27,631

Total deposits	$921,175	$856,941

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $153,677 and $159,350 at December 31, 2008 and 2007, respectively. Brokered time deposits totaling $12,483 and $27,631 at December 31, 2008 and 2007, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of December 31, 2008 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$372,327	$68,859	$8,586	$—	$449,772
Public time deposits	69,828	2,419	—	—	72,247
Brokered time deposits	12,483	—	—	—	12,483

Total time deposits	$454,638	$71,278	$8,586	$—	$534,502

(10) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2008, the Bank had pledged approximately $4,435 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $3,770. No amounts were outstanding at December 31, 2008 or December 31, 2007.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2008.

	Year ended December 31
	2008	2007	2006
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$22,928	$22,105	$20,663
Interest rate	0.50%	3.21%	4.17%
Average:
Outstanding	$25,875	$23,533	$16,889
Interest rate	1.19%	3.63%	4.03%
Maximum month-end balance	$30,781	$28,039	$21,959

Federal funds purchased
Period End:
Outstanding	$—	$20,000	$1,500
Interest rate	n/a	4.25%	5.50%
Average:
Outstanding	$1,989	$7,947	$3,870
Interest rate	3.87%	5.30%	5.53%
Maximum month-end balance	$12,900	$20,000	$10,800

(11) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $53,357 and $44,207 at December 31, 2008 and December 31, 2007 respectively. All advances are bullet maturities with no call features. At December 31, 2008, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and home equity lines of credit of $101,518 and $92,546 respectively. The maximum borrowing capacity of the Bank at December 31, 2008 was $90,238 with unused collateral borrowing capacity of $36,825. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The following table presents the activity on this line of credit for the three years ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash management advances (CMA) from the Federal Home Loan Bank (FHLB)
Period End:
Outstanding	$—	$—	$—
Interest rate	0.00%	0.00%	0.00%
Average:
Outstanding	$10,000	$13,167	$14,645
Interest rate	3.18%	5.18%	5.39%
Maturities of FHLB advances outstanding at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)

Maturities February 2008 through December 2008, with fixed rates ranging from 3.33% to 5.07%, averaging 4.21% in 2007	$—	$10,781
Maturities January 2009 through December 2009, with fixed rates ranging from 3.36% to 5.00%, averaging 3.60% in 2008 and 3.48% in 2007	25,794	10,850
Maturity January 2010, fixed rate 3.58%	10,000	10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2008 and 3.67% for 2007	15,000	10,000
Maturity January 2014, fixed rate 3.55%	63	76
Maturity July 2015, fixed rate 4.76%	2,500	2,500

Total FHLB advances	$53,357	$44,207

(12) Trust Preferred Securities
On May 9, 2007, the Corporation completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Corporation. LNB Trust I (“Trust I”) sold $10.0 million of preferred securities and LNB Trust II (“Trust II”) sold $10.0 million of preferred securities (Trust I and Trust II are hereafter collectively referred to as the “Trusts”). The proceeds from the offering were used to fund the cash portion of the Morgan Bancorp, Inc. acquisition. The Corporation owns all of the common securities of the Trusts.
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.6% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At December 31, 2008, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2008 were 3.48% and 6.64% for Trust I and Trust II, respectively.
(13) Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income Taxes:
Federal current expense	$1,353	$1,469	$2,233
Federal deferred expense (benefit)	(1,241)	182	(564)
State and city expense	—	—	—

Total Income Taxes	$112	$1,651	$1,669

The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income before taxes in 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Computed “expected” tax expense	$1,193	$2,435	$2,412
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(265)	(277)	(181)
Tax exempt interest on bank owned life insurance	(332)	(243)	(251)
New markets tax credit	(476)	(476)	(401)
Other, net	(8)	212	90

Total Income Taxes	$112	$1,651	$1,669

Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2008 and 2007 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2008	2007
	(Dollars in thousands)

Deferred Federal tax assets:
Allowance for loan losses	$3,922	$2,608
Deferred compensation	375	405
Minimum pension liability	910	352
Equity based compensation	60	60
Accrued loan fees and costs	124	—
NOL Carryforward	—	574
Mark-to-market adjustments	250	326
Other, net	228	73

Total deferred Federal tax assets	$5,869	$4,398

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(44)	$(140)
Unrealized gain on securities available for sale	(1,342)	(588)
FHLB stock dividends	(254)	(205)
Intangible asset amortization	(448)	(310)
Accrued loan fees and costs	—	(42)
Accretion	(119)	—
Deferred charges	(338)	(202)
Prepaid pension	(435)	(417)

Total deferred Federal tax liabilities	(2,980)	(1,904)

Net deferred Federal tax assets	$2,889	$2,494

(14) Shareholders’ Equity
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of December 31, 2008, 25,223 shares of the Corporation’s Series B preferred stock has been issued. No such stock had been issued as of December 31, 2007. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.
The Corporation issued 25,223 shares of series B preferred stock to the U. S. Treasury in a transaction exempt from the registration requirements of the Securities Act. The issued and outstanding shares of series B preferred stock are validly issued, fully paid and nonassessable. Holders of shares of series B preferred stock are entitled to receive if, as and when declared by our Board of Directors or a duly authorized committee of the Board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $1,000 per share of series B preferred stock with respect to each dividend period from December 12, 2008 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of shares of series B preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $1,000 per share of series B preferred stock with respect to each dividend period thereafter.
Dividends are payable quarterly in arrears on each February 15th, May 15th, August 15th and November 15th, each a dividend payment date, starting with February 15, 2009. If any dividend payment date is not a business day, then the next business day will be the applicable dividend payment date, and no additional dividends will accrue as a result of the applicable postponement of the dividend payment date. Dividends payable during any dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable with respect to the series B preferred stock are payable to holders of record of shares of series B preferred stock on the date that is 15 calendar days immediately preceding the applicable dividend payment date or such other record date as the board of directors or any duly authorized committee of the board determines, so long as such record date is not more than 60 nor less than 10 days prior to the applicable dividend payment date.
If the Corporation determines not to pay any dividend or a full dividend with respect to the series B preferred stock, the Corporation is required to provide written notice to the holders of shares of series B preferred stock prior to the applicable dividend payment date.
The Corporation is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Board of Governors of the Federal Reserve System, or the Federal Reserve Board, is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, such as us, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, we are subject to Ohio state laws relating to the payment of dividends.

     Common Stock
The Corporation is authorized to issue up to 15,000,000 shares of common stock. Common shares outstanding were 7,295,663 at December 31, 2008 and December 31, 2007.
     Common Stock Repurchase Plan and Treasury Stock
On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the common stock of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2008 and December 31, 2007, LNB Bancorp, Inc. held 328,194 shares of common stock as Treasury Stock under this plan at a total cost of $6,092. The terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with our benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
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
     LNBB Direct Stock Purchase and Dividend Reinvestment Plan
The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for LNB Bancorp, Inc. common stock. The Corporation did not issue shares pursuant to the Plan in 2008 and 51,011 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2007 while 43,518 shares were purchased in the open market at the current market price.
     Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency. These restrictions generally limit dividends to the current and prior two years’ retained earnings. At December 31, 2008, approximately $1,347 of the Bank’s retained earnings was available for dividends to the Corporation. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.
The terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program include limitations on the Corporation’s ability to pay dividends. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) without, among other things, U.S. Treasury approval. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
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

At December 31, 2008 and 2007, the capital ratios for the Corporation and its wholly-owned subsidiary, The Lorain National Bank, exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of The Lorain National Bank and LNB Bancorp, Inc.’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31 2008		December 31 2007
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$114,750	13.44%	$87,765	10.53%
Bank	87,844	10.30	87,443	10.49
Tier 1 capital (risk weighted)
Consolidated	78,846	9.24	79,945	9.59
Bank	71,171	8.35	71,623	8.60
Tier 1 capital (average assets)
Consolidated	78,846	7.20	79,945	7.92
Bank	71,171	6.44	71,623	7.10

Well Capitalized:
Total capital (risk weighted)
Consolidated	$85,379	10.00%	$83,343	10.00%
Bank	85,285	10.00	83,322	10.00
Tier 1 capital (risk weighted)
Consolidated	51,199	6.00	50,006	6.00
Bank	51,141	6.00	49,993	6.00
Tier 1 capital (average assets)
Consolidated	54,754	5.00	50,459	5.00
Bank	55,257	5.00	50,409	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$68,304	8.00%	$66,675	8.00%
Bank	68,228	8.00	66,657	8.00
Tier 1 capital (risk weighted)
Consolidated	34,132	4.00	33,337	4.00
Bank	34,094	4.00	33,329	4.00
Tier 1 capital (average assets)
Consolidated	43,803	4.00	40,368	4.00
Bank	44,206	4.00	40,327	4.00

(16) Parent Company Financial Information
LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2008 and 2007, and the condensed statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2008	2007
	(Dollars in thousands)
Assets:
Cash	$25,925	$414
Investment in The Lorain National Bank	94,820	95,007
Other investments	7	7
Note receivable — The Lorain National Bank	6,000	8,000
Other assets	1,010	247

Total Assets	$127,762	$103,675

Liabilities and Shareholders’ Equity
Junior subordinated debenture	$20,620	$20,620
Other liabilities	83	402
Shareholders’ equity	107,059	82,653

Total Liabilities and Shareholders’ Equity	$127,762	$103,675

	Year ended December 31,
Condensed Statements of Income	2008	2007	2006
	(Dollars in thousands)
Income
Interest income	$390	$368	$272
Cash dividend from The Lorain National Bank	3,900	5,160	5,300
Other income	62	2	23

Total Income	4,352	5,530	5,595

Expenses
Interest expense	1,176	914	—
Other expenses	272	245	178

Total Expense	1,448	1,159	178
Income before income taxes and equity in undistributed net income of subsidiaries	2,904	4,371	5,417
Income tax (benefit) expense	(335)	6	36

Equity in undistributed net income of subsidiaries	157	1,147	43

Net Income	$3,396	$5,512	$5,424

	Year ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006
	(Dollars in thousands)
Net Income	$3,396	$5,512	$5,424
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of The Lorain National Bank	(157)	(1,147)	(43)
Share-based compensation expense, net of tax	71	58	48
Net change in other assets and liabilities	(1,082)	180	115

Net cash provided by operating activities	2,228	4,603	5,544

Cash Flows from Investing Activities:
Payments for investments in subsidiaries	—	(15,740)	—
Payments to The Lorain National Bank for subordinated debt instrument	—	(4,000)	—
Payments from The Lorain National Bank for subordinated debt instrument	2,000	—	—

Net cash provided by (used in) investing activities	2,000	(19,740)	—

Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(1,443)
Proceeds from issuance of junior subordinated debentures	—	20,620	—
Proceeds from issuance of preferred stock	25,223	—	—
Dividends paid	(3,940)	(5,097)	(4,641)

Net cash provided by (used in) financing activities	21,283	15,523	(6,084)

Net increase (decrease) in cash equivalents	25,511	386	(540)
Cash and cash equivalents at beginning of year	414	28	568

Cash and cash equivalents at end of year	$25,925	$414	$28

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
The net periodic pension costs charged to expense amounted to $(16) in 2008, $(15) in 2007 and $9 in 2006. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2008, 2007, and 2006. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits are accrued under the Plan after December 31, 2002. The losses recognized due to settlement in the amount of $48 and $85 in 2007 and 2006 results from significant lump sum distributions paid in 2007 and 2006, but not actuarially projected. There were no losses recognized due to settlement in 2008.

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,559)	$(5,534)	$(6,341)
Interest Cost	(324)	(308)	(329)
Actuarial gain (loss)	(363)	(284)	263
Settlement loss	—	(92)	(185)
Benefits paid	523	659	1,058

Projected benefit obligation at the end of the year	$(5,723)	$(5,559)	$(5,534)

Change in plan assets
Fair value of plan assets at beginning of year	$5,430	$5,374	$5,868
Actual gain on plan assets	(968)	465	314
Employer contributions	—	250	250
Gain/(Loss)	30	—	—
Benefits paid	(523)	(659)	(1,058)

Fair value of plan assets at end of year	$3,969	$5,430	$5,374

Funded Status
Funded status	$(1,754)	$(129)	$(160)
Unrecognized actuarial loss	2,677	1,037	802

Prepaid Asset (Accrued Liability)	$923	$908	$642

Amounts recognized in the consolidated statements of income consist of:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$324	$307	$329
Expected return on plan benefits	(388)	(389)	(423)
Net periodic pension cost (benefit)	(64)	(82)	(94)
Amortization of Loss	48	19	18
Loss recognized due to settlement	—	48	85

Total pension costs	$(16)	$(15)	$9

The following items included in accumulated other comprehensive income have not yet been recognized as components of periodic benefit cost:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Actuarial Loss	$2,677	$1,037	$802
Tax Benefit	(910)	(353)	(273)

Net amount not recognized	$1,767	$684	$529

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Weighted average discount rate	5.75%	5.75%	5.50%

Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Assumed rate of future compensation increases	0.00%	0.00%	0.00%

Amounts recognized in the consolidated balance sheets consist of:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Accrued benefit cost	$(1,754)	$(129)	$(160)
Minimum pension liability	2,677	1,037	802

Net amount recognized	$923	$908	$642

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Increase in minimum liability included in other comprehensive income	$1,083	$155	$48

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.
     Plan Assets
The Lorain National Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2008, 2007 and 2006 by asset category are as follows:

	Plan Assets at December 31,
	2008	2007	2006
Asset Category:
Equity securities	47.53%	59.90%	61.30%
Debt securities	52.25	35.30	38.60
Cash and cash equivalents	0.22	4.80	0.10

Total	100.00%	100.00%	100.00%

LNB Bancorp, Inc. common stock to total plan assets	4.25%	8.50%	9.50%

The investment strategy for 2009 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2009.
The Lorain National Bank will make a contribution of $400 to The Lorain National Bank Retirement Pension Plan in 2009.
The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2009	$297
2010	296
2011	311
2012	344
2013	379
2014-2018	1,907
(18) Stock Options and Stock Appreciation Rights
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
The expense recorded as of December 31, 2008 was $0 for SAR’s and $78 for stock options. Expense recorded during 2007 was $0 for SAR’s and $79 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of December 31, 2008 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2006
Type	Option	Option	Option	Option	Option	Option	Option	SAR’s
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	41,000	14,500
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$19.00
Number of Options Vested	2,500	30,000	20,000	10,000	6,667	—	—	9,666

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	1.42%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	6.86%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.68%	15.68%	25.19%
Expected Life — years	5	6	6	7	6	6	6	5
The activity in stock options outstanding for the three years ended December 31, 2008 follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average Exercise		Average Exercise		Average Exercise
	Options	Price per Share	Options	Price per Share	Options	Price per Share
Outstanding at beginning of year	112,500	$17.57	62,500	$19.03	32,500	$18.96
Granted	99,500	14.47	50,000	15.74	30,000	19.10
Forfeited	(8,500)	14.47	—	—	—	—
Exercised	—	—	—	—	—	—
Stock dividend or split	—	—	—	—	—	—

Outstanding at end of year	203,500	$16.18	112,500	$17.57	62,500	$19.03

Exerciseable at end of year	69,167	$18.23	32,500	$18.94	12,500	$18.64

A summary of the status of the Corporation’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value per share

Nonvested at January 1, 2008	80,000	$19.13
Granted	99,500	14.47
Vested	36,667	17.59
Forfeited	8,500	14.47
Nonvested at December 31, 2008	134,333	15.13
(19) Benefit Plans
The Lorain National Bank Employee Stock Ownership Plan (ESOP) was a non-contributory plan that was in effect for 2007. This plan was merged into The Lorain National Bank 401(k) Plan effective January 1, 2008. The plan covered substantially all employees. Contributions by the Bank to the ESOP were discretionary and subject to approval by the Board of Directors. Contributions were expensed in the year in which they are approved. No contributions were made to this plan in 2007. Under the terms of the ESOP agreement, the Corporation’s common stock was to be the Plan’s primary investment.
The Bank adopted The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — The Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2008, 2007 or 2006.
Under provisions of the Plan, a participant can contribute a percentage of their compensation to the Plan. For plan years prior to January 1, 2008, the Bank made a non- discretionary 50% contribution to match each employee’s contribution, limited to the first six percent of an employee’s wage. Effective January 1, 2008, the Plan changed to a safe-harbor status with a 3% non-elective contribution for all employees. The Plan uses the contributions of the Corporation to purchase LNB Bancorp, Inc. common stock. Effective January 1, 2001, the Plan permits the investment of plan assets, contributed by employees as well as the Corporation, among different funds.
The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $374, $296, and $271, in 2008, 2007 and 2006, respectively.
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
A summary of the contractual amount of commitments at December 31, 2008 follows:

	2008	2007
	(Dollars in thousands)
Commitments to extend credit	$76,199	$112,445
Home equity lines of credit	81,416	77,942
Standby letters of credit	9,313	3,759

Total	$166,928	$194,146

Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2008 and 2007, the Bank had no significant concentrations of credit risk in its loan portfolio. The Bank also has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2008 and 2007.
Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services

Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2008 and 2007 are summarized as follows:

	At December 31,
	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest bearing deposits in other banks	$37,275	$37,275	$23,623	$23,623
Securities	234,313	234,313	212,594	212,594
Portfolio loans, net	791,899	836,432	745,778	751,578
Loans held for sale	3,580	3,580	4,724	4,724
Accrued interest receivable	4,290	4,290	4,074	4,074
Financial liabilities
Deposits:
Demand, savings and money market	422,855	422,855	420,118	420,118
Certificates of deposit	498,320	546,497	436,823	441,400

Total deposits	921,175	969,352	856,941	861,518

Short-term borrowings	22,928	22,928	42,105	42,105
Federal Home Loan Bank advances	53,357	54,647	44,207	43,500
Junior subordinated debentures	20,620	21,492	20,620	21,716
Accrued interest payable	3,813	3,813	4,620	4,620
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and the valuation techniques used by the Corporation to determine those fair values.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access. Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Trading Securities	$11,261	$11,261	$—	$—
Available for Sale Securities	223,052	200,960	22,092	—

Total	$234,313	$212,221	$22,092	$—

Gains of $108 were included under security gains in earnings for the year ended December 31, 2008 for assets held and measured at fair value as of December 31, 2008.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2008, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended December 31, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans accounted for under FAS 114 valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $15,544 at December 31, 2008. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
(22) Quarterly Financial Data (Unaudited)
Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2008
Total interest income	$15,114	$14,443	$14,385	$14,386	$58,328
Total interest expense	7,594	6,304	6,156	6,135	26,189
Net Interest income	7,520	8,139	8,229	8,251	32,139
Provision for loan losses	474	4,664	471	1,200	6,809
Net interest income after provision for loan losses	7,046	3,475	7,758	7,051	25,330
Noninterest income	3,334	3,154	3,158	2,813	12,459
Noninterest expense	8,522	8,840	8,498	8,421	34,281
Income tax	411	(1,076)	595	182	112
Net Income	1,447	(1,135)	1,823	1,261	3,396
Preferred Stock Dividend and Amortization	—	—	—	91	91
Net Income Available to Common Shareholders	1,447	(1,135)	1,823	1,170	3,305
Basic earnings per common share	0.20	(0.16)	0.25	0.16	0.45
Diluted earnings per common share	0.20	(0.16)	0.25	0.16	0.45
Dividends declared per common share	0.18	0.18	0.09	0.09	0.54

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2007
Total interest income	$12,872	$14,162	$15,871	$15,857	$58,762
Total interest expense	6,043	6,964	8,043	8,042	29,092
Net Interest income	6,829	7,198	7,828	7,815	29,670
Provision for loan losses	383	853	441	578	2,255
Net interest income after provision for loan losses	6,446	6,345	7,387	7,237	27,415
Noninterest income	2,989	2,433	3,004	3,073	11,499
Noninterest expense	7,358	8,009	8,334	8,050	31,751
Income tax	542	133	384	592	1,651
Net Income	1,535	636	1,673	1,668	5,512
Basic earnings per common share	0.24	0.09	0.23	0.23	0.79
Diluted earnings per common share	0.24	0.09	0.23	0.23	0.79
Dividends declared per common share	0.18	0.18	0.18	0.18	0.72

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
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2008, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, Management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.
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
LNB Bancorp, Inc.’s Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, Management determined that at December 31, 2008, the Corporation’s internal control over financial reporting was effective.
3. Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant
Information regarding the executive officers of the Corporation is set forth in Part I, Item 4 of this Form 10-K. Other information required to be included under this item is incorporated by reference herein from the information about our directors provided in the section captioned “Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.
Item 11. Executive Compensation
The information required by this item is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information about security ownership of certain beneficial owners and management required by this item is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Table
			Number of securities
			remaining available for
	Number of securities to be	Weighted-Average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans exluding securities
Plan Category	warrants and rights (1)	warrants and rights	reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000	$15.35	580,000 (2)
Equity compensation plans not approved by security holders (3)	92,500	$18.05	—

Total	112,500	$17.57	580,000

(1)	Consists of common shares of the Corporation covered by outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Mr. Klimas was granted stock options on February 1, 2005, February 1, 2006, and February 1, 2007 each to purchase 30,000 shares which vest in 10,000 share increments on the first, second and third anniversaries of the date of grant. Mr. Soltis has an option to purchase 2,500 shares which vested on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are at fair market value at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2007 has an exercise price of $16.00 per share and the 2,500 shares awarded Mr. Soltis have an exercise price of $16.50 per share. The remaining contractual terms of the options are 10 years from the date of vesting.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 10, 2009 appear on pages 42 through 75 of this annual report on Form 10-K:
(1)	Financial Statements

Consolidated Balance Sheets
December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended
December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the Years
Ended December 31, 2008, 2007 and 2006
Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits required by Item 601 Regulation S-K Reference is made to the Exhibit Index which is found on page 79 of this Form 10-K.
(b)	the following exhibits required by Item 601 of Regulation S-K are filed as part of this report: Form 10-K Exhibit Index

Exhibit Index

S-K
Reference
Number	Exhibit

2(a)	Agreement and Plan of Merger, dated January 15, 2007, by and between LNB Bancorp, Inc. and Morgan Bancorp, Inc., including the attached Form of Voting Agreement and Form of Morgan Affiliate Agreement. Incorporated by reference herein from Exhibit 2.1 of the Corporation’s Form 8-K filed January 17, 2007.

3(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

3(b)	Certificate of Amendment to the Amended Articles of Incorporation, filed with the Ohio Secretary of State on December 11, 2008. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on December 17, 2008.

3(c)	LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 16, 2007.

4(a)	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000. Incorporated by reference to Exhibit 10(r) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

4(c)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(d)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(e)	Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

S-K
Reference
Number	Exhibit

4(f)	Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(g)	Form of Warrant for Purchase of Shares of Common Stock. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on December 17, 2008.

10(a)*	Form of Stock Appreciation Right Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.

10(b)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan, as restated.

10(c)*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10(d)*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s annual report Form 10-K for the fiscal year ended December 31, 2004.

10(e)	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of July 16, 2008. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on July 18, 2008.

10(f)	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 12, 2008.

10(g)	Asset Purchase Agreement by and between LNB Mortgage, LLC., The Lorain National Bank and Mortgage One Services, Inc. dated July 1, 2004. Incorporated by reference herein from Exhibit 2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

10(h)	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

10(i)*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

10(j)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit (10a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

10(k)	Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000.

S-K
Reference
Number	Exhibit

Incorporated by reference herein from Exhibit (10a) to the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

10(l)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(m)	Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(o) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(n)	Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(o)*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Incorporated by reference herein from Exhibit 10(q) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

S-K
Reference
Number	Exhibit

10(p)	Branch Purchase and Assumption Agreement by and between KeyBank National Association and the Lorain National Bank dated April 10, 1997. Incorporated by reference herein from Exhibit 10(s) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(q)*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(t) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(r)	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(u) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(s)	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(v) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(t)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(u)*	LNB Bancorp, Inc. 2006 Stock Incentive Plan, as restated.

10(v)*	Employment Agreement, dated January 15, 2007, by and among LNB Bancorp, Inc., The Lorain National Bank and William A. Dougherty. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 17, 2007.

10(w)*	LNB Bancorp, Inc. 2007 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10(z) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2006.

10(x)*	LNB Bancorp, Inc. 2007 CEO Short-Term Incentive Plan. Incorporation by reference from Exhibit 10(aa) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2006.

10(y)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

S-K
Reference
Number	Exhibit

10(z)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

10(aa)*	Change in Control Supplemental Executive Compensation Agreement between LNB Bancorp, Inc. and David S. Harnett, dated August 8, 2007. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 10-Q for the fiscal quarter ended September 30, 2007.

10(bb)*	LNB Bancorp, Inc. 2007 Chief Executive Officer Long Term Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 15, 2008.

10(cc)*	Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 6, 2008.

10(dd)	Letter Agreement, dated December 12, 2008, between the Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 17, 2008.

10(ee)	2008 Management Incentive Plan for Key Executives, as restated.

S-K
Reference
Number	Exhibit

21.1	Subsidiaries of LNB Bancorp, Inc.

23.1	Consent of Plante & Moran, PLLC.

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer, dated March 13, 2009 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer, dated March 13, 2009 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

32.1	Section 1350 Certification of Chief Executive Officer, dated March 13, 2009 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

32.2	Section 1350 Certification of Chief Financial Officer, dated March 13, 2009 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

*	Management contract, compensatory plan or arrangement
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
Sharon L. Churchill
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Daniel P. Batista	Director
Daniel P. Batista

/s/ Robert M. Campana	Director
Robert M. Campana

/s/ Terry D. Goode	Director
Terry D. Goode

/s/ James F. Kidd	Vice Chairman and Director
James F. Kidd

/s/ J. Martin Erbaugh	Director
J. Martin Erbaugh

/s/ Benjamin G. Norton	Director
Benjamin G. Norton

/s/ Jeffrey F. Riddell	Director
Jeffrey F. Riddell

/s/ John W. Schaeffer, M.D.	Director
John W. Schaeffer, M.D.

/s/ Lee C. Howley	Director
Lee C. Howley

/s/ Donald F. Zwilling	Director
Donald F. Zwilling

/s/ James R. Herrick	Chairman and Director
James R. Herrick

/s/ Thomas P. Perciak	Director
Thomas P. Perciak

/s/ Daniel G. Merkel	Director
Daniel G. Merkel

/s/ Daniel E. Klimas	Director and Chief Executive Officer (Principal Executive Officer)
Daniel E. Klimas

/s/ Sharon L. Churchill	Chief Financial Officer (Principal Financial and Accounting Officer)
Sharon L. Churchill