Form 10-Q
period 2009-03-31
LNB BANCORP INC
filed 2009-05-08
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Y ☑ N ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on May 7, 2009 was 7,295,663.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income (unaudited) for the three months ended March 31, 2009 and March 31, 2008

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the three months ended March 31, 2009 and March 31, 2008

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008

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

Part II — Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$19,274	$21,723
Federal funds sold and short-term investments	45,400	15,200

Cash and cash equivalents	64,674	36,923
Interest-bearing deposits in other banks	354	352
Securities: (Note 5)
Trading securities, at fair value	11,004	11,261
Available for sale, at fair value	248,047	223,052

Total securities	259,051	234,313
Restricted stock	4,985	4,884
Loans held for sale	2,742	3,580
Loans: (Note 6)
Portfolio loans	802,267	803,551
Allowance for loan losses (Note 6)	(11,575)	(11,652)

Net loans	790,692	791,899

Bank premises and equipment, net	10,864	11,504
Other real estate owned	1,468	1,108
Bank owned life insurance	15,905	15,742
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	1,109	1,142
Accrued interest receivable	4,319	4,290
Other assets	10,590	8,816

Total Assets	$1,188,335	$1,136,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$93,831	$93,994
Savings, money market and interest-bearing demand	304,535	292,679
Certificates of deposit	579,754	534,502

Total deposits	978,120	921,175

Short-term borrowings (Note 9)	25,802	22,928
Federal Home Loan Bank advances (Note 10)	43,357	53,357
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	3,559	3,813
Accrued taxes, expenses and other liabilities	8,769	7,183

Total Liabilities	1,080,227	1,029,076

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at March 31, 2009 and December 31, 2008.	—	—
Preferred stock, Series B, no par value, 25,223 shares authorized and issued at March 31, 2009 and December 31, 2008.	25,223	25,223
Discount on Series B preferred stock	(142)	(146)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at March 31, 2009 and December 31, 2008.	7,624	7,624
Additional paid-in capital	37,828	37,783
Retained earnings	42,121	41,682
Accumulated other comprehensive income	1,400	839
Treasury shares at cost, 328,194 shares at March 31, 2009 and at December 31, 2008	(6,092)	(6,092)

Total Shareholders’ Equity	108,108	107,059

Total Liabilities and Shareholders’ Equity	$1,188,335	$1,136,135

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$11,611	$12,576
Securities:
U.S. Government agencies and corporations	2,475	1,970
State and political subdivisions	233	162
Trading securities	127	293
Other debt and equity securities	63	65
Federal funds sold and short-term investments	14	48

Total interest and dividend income	14,523	15,114
Interest Expense
Deposits	4,902	6,509
Federal Home Loan Bank advances	432	570
Short-term borrowings	36	175
Junior subordinated debentures	255	340

Total interest expense	5,625	7,594

Net Interest Income	8,898	7,520
Provision for Loan Losses (Note 6)	1,809	474

Net interest income after provision for loan losses	7,089	7,046
Noninterest Income
Investment and trust services	350	532
Deposit service charges	1,026	1,111
Other service charges and fees	637	644
Income from bank owned life insurance	162	183
Other income	83	599

Total fees and other income	2,258	3,069
Securities gains, net	337	214
Gains on sale of loans	254	187
Gains (losses) on sale of other assets, net	8	(136)

Total noninterest income	2,857	3,334
Noninterest Expense
Salaries and employee benefits	3,718	3,778
Furniture and equipment	1,142	996
Net occupancy	644	657
Outside services	555	883
Marketing and public relations	244	308
Supplies, postage and freight	334	349
Telecommunications	203	244
Ohio franchise tax	232	220
FDIC assessments	313	24
Other real estate owned	71	98
Electronic banking expenses	189	257
Loan and collection expense	210	228
Other expense	505	480

Total noninterest expense	8,360	8,522

Income before income tax expense	1,586	1,858
Income tax expense	269	411

Net Income	$1,317	$1,447

Dividends and amortization on preferred stock	299	—

Net Income Available to Common Shareholders	$1,018	$1,447

Net Income Per Common Share (Note 2)
Basic	$0.14	$0.20
Diluted	0.14	0.20
Dividends declared	0.09	0.18
Average Common Shares Outstanding
Basic	7,295,663	7,295,663
Diluted	7,295,663	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

						Accumulated
	Preferred	Warrant to		Additional		Other
	Stock	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	(net of discount)	Common Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2008	$—	$—	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative affect of adoption of EITF 06-4					(725)			(725)
Comprehensive income:
Net Income					1,447			1,447
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						1,293		1,293

Total comprehensive income								2,740
Share-based compensation income				8				8
Issuance of 851,990 shares of common stock								—
Common dividends declared, $.18 per share					(1,313)			(1,313)

Balance, March 31, 2008	$—	$—	$7,624	$37,720	$42,360	$1,751	$(6,092)	$83,363

Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income					1,317			1,317
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						561		561

Total comprehensive income								1,878
Share-based compensation income				45				45
Amortization of discount on preferred stock	4							4
Preferred dividends declared, $8.75 per share					(221)			(221)
Common dividends declared, $.09 per share					(657)			(657)

Balance, March 31, 2009	$25,081	$146	$7,624	$37,828	$42,121	$1,400	$(6,092)	$108,108

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income	$1,317	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,809	474
Depreciation and amortization	427	468
Amortization (accretion) of premiums and discounts	241	(277)
Amortization of intangibles	33	33
Amortization of loan servicing rights	89	58
Amortization of deferred loan fees	132	(119)
Federal deferred income tax expense	120	—
Securities gains, net	(337)	(214)
Share-based compensation expense, net of tax	45	8
Loans originated for sale	(25,330)	(24,659)
Proceeds from sales of loan originations	26,168	21,635
Net gain from loan sales	(254)	(188)
Net (gain) loss on sale of other assets	(8)	138
Net decrease in accrued interest receivable and other assets	(1,792)	(1,437)
Net decrease in accrued interest payable, taxes and other liabilities	1,332	27

Net cash provided by operating activities	3,992	(2,606)

Investing Activities
Proceeds from sales of available-for-sale securities	17,979	14,657
Proceeds from maturities of available-for-sale securities	9,744	22,772
Purchase of available-for-sale securities	(51,514)	(36,607)
Purchase of trading securities	—	(36,979)
Change in interest-bearing deposits in other banks	2	—
Proceeds from sale of trading securities	—	33,500
Purchase of Federal Home Loan Bank Stock	(101)	(117)
Net (increase) decrease in loans made to customers	(940)	437
Proceeds from the sale of other real estate owned	82	391
Purchase of bank premises and equipment	(434)	(76)

Net cash used in investing activities	(25,182)	(2,022)
Financing Activities
Net decrease in demand and other noninterest-bearing	(163)	(388)
Net increase (decrease) in savings, money market and interest-bearing demand	13,458	(5,574)
Net increase in certificates of deposit	43,650	14,087
Net increase (decrease) in short-term borrowings	2,874	(14,229)
Proceeds from Federal Home Loan Bank advances	15,000	50,000
Payment of Federal Home Loan Bank advances	(25,000)	(35,000)
Dividends paid	(878)	(1,313)

Net cash provided by financing activities	48,941	7,583

Net increase in cash and cash equivalents	27,751	2,955
Cash and cash equivalents, January 1	36,923	23,523

Cash and cash equivalents, March 31	$64,674	$26,478

Supplemental cash flow information
Interest paid	$5,871	$7,806
Income taxes paid	627	1,205
Transfer of loans to other real estate owned	460	731
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, and banking centers located throughout Lorain, eastern Erie, western Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation held trading securities as of March 31, 2009 and December 31, 2008. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2009 and December 31, 2008, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
     Restricted Stock
The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. The Bank also owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock, is recorded at redemption value which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
     Loans Held For Sale
Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
     Loans
Loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts. Loans acquired through business combinations are valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Deferred direct loan origination fees and costs are amortized to interest income, over the contractual life of the loan, using the interest method.
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
     Split-Dollar Life Insurance
The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. The liability is recognized based on the substantive agreement with the employee. In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue became effective January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-4 reduced retained earnings by $725 effective January 1, 2008.
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
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of March 31, 2009, 25,223 shares of the Corporation’s Series B preferred stock has been issued. No such stock had been issued as of March 31, 2008. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares none of which have been issued.
     New Accounting Pronouncements
Management is not aware of any proposed or recent regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.
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

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,295,663	7,295,663
Dilutive effect of incentive stock options	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,295,663	7,295,663

Net Income	$1,317	$1,447
Preferred stock dividend and amortization	299	—

Income Available to Common Shareholders	$1,018	$1,447

Basic Earnings Per Common Share	$0.14	$0.20

Diluted Earnings Per Common Share	$0.14	$0.20

All outstanding options were anti-dilutive for the three months ended March 31, 2009 and March 31, 2008, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,341 on March 31, 2009 and $1,309 on December 31, 2008.
(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $33 for the quarters ended March 31, 2009 and March 31, 2008.
The consolidated statements of income reflect the operating results of the Morgan Bank division of the Corporation since the effective date of the acquisition.
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan Bancorp, Inc. acquisition, follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Core deposit intangibles	$2,643	$2,643
Less: accumulated amortization	1,534	1,501

Carrying value of core deposit intangibles	$1,109	$1,142

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2009 and December 31, 2008 follows:

	At March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$48,316	$646	$(94)	$48,868
Mortgage backed securities	172,011	4,251	(157)	176,105
State and political subdivisions	22,921	372	(219)	23,074

Total securities available for sale	$243,248	$5,269	$(470)	$248,047

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,418	$1,134	$—	$47,552
Mortgage backed securities	150,718	2,886	(196)	153,408
State and political subdivisions	21,969	438	(315)	22,092

Total securities available for sale	$219,105	$4,458	$(511)	$223,052

The cost, gross unrealized gains and losses and fair values of trading securities at March 31, 2009 and December 31, 2008 follows:

	Trading Securities held at March 31, 2009
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$10,898	$106	$—	$11,004

	Trading Securities held at December 31, 2008
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$11,245	$16	$—	$11,261

(6) Loans and Allowance for Loan Losses
Loan balances at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$444,581	$450,081
Real estate mortgage	91,690	96,241
Home equity lines of credit	104,110	100,873
Installment	161,886	156,356

Total Loans	802,267	803,551
Allowance for loan losses	(11,575)	(11,652)

Net Loans	$790,692	$791,899

Activity in the allowance for loan losses for the three-month periods ended March 31, 2009 and March 31, 2008 is summarized as follows:

	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Balance at the beginning of period	$11,652	$7,820
Provision for loan losses	1,809	474
Loans charged-off	(1,972)	(372)
Recoveries on loans previously charged-off	86	78

Balance at the end of the year	$11,575	$8,000

Nonaccrual loans at March 31, 2009 were $21,301, as compared to $19,592 at December 31, 2008, and $15,044 at March 31, 2008.
(7) Stock Options and Stock Appreciation Rights
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. The only options granted under this Plan were granted in 2007 and 2008. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) to eight employees, 15,500 of which have expired due to employee terminations. The Corporation adopted SFAS No. 123R for the accounting and disclosure of the stock option agreements and the SARs.
The expense recorded as of March 31, 2009 was $0 for SAR’s and $24 for stock options. Expense recorded during the first quarter of 2008 was $0 for SAR’s and $12 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of March 31, 2009 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2006
	Option	Option	Option	Option	Option	Option	Option	SAR’s
Type
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	38,500	14,500
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$19.00
Number of Options Vested	2,500	30,000	30,000	20,000	6,667	16,666	12,998	14,500

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	1.42%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	6.86%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.68%	15.68%	25.19%
Expected Life — years	5	6	6	7	6	6	6	5

A summary of the status of stock options at March 31, 2009, and changes during the three months then ended, is presented in the table below:

	2009
		Weighted
		Average Exercise
	Options	Price per Share
Options outstanding, December 31, 2008	203,500	$16.18
Granted	—	—
Forfeited	(2,500)	14.47
Exercised, expired or cancelled	—	—

Options outstanding, March 31, 2009	201,000	$16.20

Options vested and exercisable, March 31, 2009	118,831	$17.18

(8) Deposits
Deposit balances at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Demand and other noninterest-bearing	$93,831	$93,994
Interest checking	122,748	115,102
Savings	80,189	78,526
Money market accounts	101,598	99,051
Consumer time deposits	473,481	449,772
Public time deposits	93,782	72,247
Brokered time deposits	12,491	12,483

Total deposits	$978,120	$921,175

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $192,128 and $153,677 at March 31, 2009 and December 31, 2008, respectively. Brokered time deposits totaling $12,491 and $12,483 at March 31, 2009 and December 31, 2008, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of March 31, 2009 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$401,419	$63,011	$9,034	$17	$473,481
Public time deposits	91,712	1,858	212	—	93,782
Brokered time deposits	12,491	—	—	—	12,491

Total time deposits	$505,622	$64,869	$9,246	$17	$579,754

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 85% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2009, the Bank had pledged approximately $4,349 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $3,696. No amounts were outstanding at March 31, 2009 or December 31, 2008.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$25,802	$22,928
Interest rate	0.50%	0.50%
Average:
Outstanding	$28,096	$25,875
Interest rate	0.52%	1.19%
Maximum month-end balance	$32,351	$30,781

Federal funds purchased
Period End:
Outstanding	$—	$—
Interest rate	n/a	n/a
Average:
Outstanding	$—	$1,989
Interest rate	n/a	3.87%
Maximum month-end balance	$—	$12,900

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $43,357 and $53,357 at March 31, 2009 and December 31, 2008 respectively. All advances are bullet maturities with no call features. At March 31, 2009, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and home equity lines of credit of $79,544, and $93,655, respectively. The maximum borrowing capacity of the Bank at March 31, 2009 was $66,479 with unused collateral borrowing capacity of $23,069. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The following table presents the activity on this line of credit for the periods ended March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Maturities January 2009 through December 2009, with fixed rates ranging from 3.36% to 5.00%, averaging 4.86% in 2009 and 3.60% in 2008.	796	25,794
Maturity January 2010, fixed rate 3.58%	10,000	10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2009 and 2008.	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000
Maturity January 2014, fixed rate 3.55%	61	63
Maturity July 2015, fixed rate 4.76%	2,500	2,500

Total FHLB advances	$43,357	$53,357

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at May 9, 2007, the date of the Indenture for the trusts, or thereafter incurred. At March 31, 2009, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2009 were 2.80% and 6.64% for Trust I and Trust II, respectively.
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
A summary of the contractual amount of commitments at March 31, 2009 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$87,591
Home equity lines of credit	79,617
Standby letters of credit	9,027

Total	$176,235

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2009 and December 31, 2008.
          Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant and equipment, and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$65,028	$65,028	$37,275	$37,275
Securities	259,051	259,051	234,313	234,313
Restricted stock	4,985	4,985	4,884	4,884
Portfolio loans, net	790,692	823,938	791,899	836,432
Loans held for sale	2,742	2,742	3,580	3,580
Accrued interest receivable	4,319	4,319	4,290	4,290
Financial liabilities
Deposits:
Demand, savings and money market	398,366	423,871	422,855	422,855
Certificates of deposit	579,754	590,300	498,320	546,497

Total deposits	978,120	1,014,171	921,175	969,352

Short-term borrowings	25,802	25,802	22,928	22,928
Federal Home Loan Bank advances	43,357	44,347	53,357	54,647
Junior subordinated debentures	20,620	22,256	20,620	21,492
Accrued interest payable	3,559	3,559	3,813	3,813
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The Corporation is a financial holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie, western Cuyahoga and Summit counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2009. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
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
Summary of Earnings (Dollars in thousands except per share data)
Net income was $1,317 for the first quarter of 2009. Net income available to common shareholders was $1,018 and earnings per diluted common share for the first quarter of 2009 were $0.14. This compares to net income of $1,447 or $.20 per diluted common share for the first quarter of 2008. First quarter 2009 net interest income totaled $8,898, compared to $7,520 for the first quarter of 2008.
The first quarter of 2009 continued the momentum in increased net interest income and net interest margin on a linked quarter basis and over the same period last year amid continued extreme economic challenges. First quarter 2009 net interest margin (FTE) increased 14 basis points on a linked quarter basis and 24 basis points over the first quarter of 2008. While commercial loans experienced some slowing during the first quarter of 2009, consumer loans remained solid, particularly in indirect loans and home equity lines of credit. The origination of mortgage loans reached historic levels for the Corporation during the first quarter of 2009 with a record number of refinances. The majority of mortgage loans are being sold to Freddie Mac rather than being added to the Corporation’s loan portfolio. The Corporation experienced a significant increase in deposits during the first quarter of 2009, particularly in consumer and public time deposits, while continuing to be less dependent on other non-core funding alternatives.
With the ongoing economic decline, the Corporation continued to be negatively impacted by credit quality issues. The Corporation remains aggressive in managing these issues. While net charge offs were double the amount charged off for the fourth quarter of 2008, a large amount of this had been anticipated and provisioned for during last year. It is not yet clear whether the levels of net charge-offs experienced in the first quarter are indicative of what can be expected for the full year 2009.
Noninterest income was both negatively and positively impacted by the current economic conditions during the first quarter of 2009. Trust and brokerage fees, which are dependent on the performance of the stock market, declined during the first quarter of 2009. While the first quarter of the year is historically a low service fee quarter, service charge and fee income for the first quarter of 2009 was lower than usual. Management feels this is likely due to consumer reaction to the economy, reluctance to spend and emphasis on savings. Gains on the sale of mortgage loans, which averaged $25 per month during 2008, averaged over double that amount on a monthly basis during the first quarter of 2009 as a result of the record number of refinances.
The Corporation remains extremely diligent in its efforts to reduce noninterest expense. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, decreased from 77.83% for the first quarter of 2008 to 70.39% for the first quarter of 2009.

Results of Operations
Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 75.70% of the Corporation’s revenues for the three months ended March 31, 2009. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008
Net interest income, before provision for loan losses, was $8,898 for the first quarter 2009 as compared to $7,520 during the same quarter 2008. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first quarter 2009 and 2008 was $9,019 and $7,615, respectively. The net interest margin, determined by dividing tax equivalent net interest income by average earning assets, was 3.33% for the three months ended March 31, 2009 compared to 3.09% for the three months ended March 31, 2008.
Average earning assets for the first quarter of 2009 were $1,099,310. This was an increase of $110,934 or 11.22% over the same quarter last year. The yield on average earning assets was 5.40% in the first quarter of 2009 as compared to 6.17% for the same period last year. The yield on average portfolio loans during the first quarter of 2009 was 5.84%. This was 81 basis points lower than that of the first quarter of 2008 at 6.65%. Interest income from securities was $3,002 (FTE) for the three months ended March 31, 2009, as compared to $2,561 during the first quarter of 2008. The yield on average securities was 4.75% and 4.59% for these periods, respectively. The cost of interest-bearing liabilities was 2.37% during the first quarter of 2009 as compared to 3.44% during the same period in 2008. The average cost of trust preferred securities was 4.99% for the first quarter of 2009, compared to 6.56% for the first quarter of 2008. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.
Table 1 displays the components of net interest income for the three months ended March 31, 2009 and 2008. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.
Table 1: Condensed Consolidated Average Balance Sheets
          Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
			(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$228,377	$2,665	4.73%	$203,393	$2,327	4.60%
State and political subdivisions	22,595	337	6.04	15,435	234	6.08
Federal funds sold and short-term investments	40,649	14	0.14	7,212	48	2.51
Commercial loans	447,048	6,425	5.83	436,421	7,319	6.73
Real estate mortgage loans	95,044	1,437	6.13	100,564	1,485	5.92
Home equity lines of credit	102,128	1,010	4.01	81,567	1,178	5.79
Installment loans	163,469	2,757	6.84	143,784	2,617	7.30

Total Earning Assets	$1,099,310	$14,645	5.40%	$988,376	$15,208	6.17%

Allowance for loan loss	(11,565)			(7,913)
Cash and due from banks	19,052			24,473
Bank owned life insurance	15,801			15,564
Other assets	47,297			42,704

Total Assets	$1,169,895			$1,063,204

Liabilities and Shareholders’ Equity
Consumer time deposits	$470,027	$3,840	3.13%	$364,150	$4,157	4.58%
Public time deposits	83,911	613	2.96	65,429	738	4.52
Brokered time deposits	12,485	132	4.28	23,637	317	5.38
Money market accounts	94,854	157	3.31	123,593	827	2.68
Savings deposits	78,325	52	0.27	82,032	144	0.70
Interest-bearing demand	119,768	108	0.37	118,100	326	1.11
Short-term borrowings	28,096	36	0.52	26,080	174	2.65
FHLB advances	52,800	432	3.32	60,250	570	3.79
Trust preferred securities	20,752	256	4.99	20,798	340	6.56

Total Interest-Bearing Liabilities	$961,018	$5,626	2.37%	$884,069	$7,593	3.44%

Noninterest-bearing deposits	90,454			84,914
Other liabilities	10,718			10,296
Shareholders’ Equity	107,705			83,925

Total Liabilities and Shareholders’ Equity	$1,169,895			$1,063,204

Net interest Income (FTE)		$9,019	3.33%		$7,615	3.09%
Taxable Equivalent Adjustment		(121)	(0.05)		(95)	(0.04)

Net Interest Income Per Financial Statements		$8,898			$7,520

Net Yield on Earning Assets			3.28%			3.05%

          Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2009 and March 31, 2008. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a fully tax-equivalent basis.
Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense
	in 2009 over 2008
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$270	$68	$338
State and political subdivisions	106	(3)	103
Federal funds sold and short-term investments	2	(36)	(34)
Commercial loans	159	(1,053)	(894)
Real estate mortgage loans	(105)	57	(48)
Home equity lines of credit	137	(305)	(168)
Installment loans	336	(196)	140

Total Interest Income	905	(1,468)	(563)

Consumer time deposits	445	(762)	(317)
Public time deposits	89	(214)	(125)
Brokered time deposits	(146)	(39)	(185)
Money market accounts	(61)	(609)	(670)
Savings deposits	(3)	(89)	(92)
Interest bearing demand	2	(220)	(218)
Short-term borrowings	2	(140)	(138)
FHLB advances	(68)	(70)	(138)
Trust preferred securities	—	(84)	(84)

Total Interest Expense	260	(2,227)	(1,967)

Net Interest Income (FTE)	$645	$759	$1,404

Consolidated net interest income (FTE) for the first quarter 2009 and 2008 was $9,019 and $7,615, respectively. Interest income for the first quarter of 2009 decreased $563 in comparison to the same period in 2008. This decrease is attributable to $1,468 decrease attributed to rate, offset by an increase of $905 attributed to volume. For the same period, interest expense decreased $1,967, with the decrease being attributable to a $2,227 decrease attributed to rate, offset by an increase attributed to volume of $260. Overall, while balance sheet growth contributed $645 to net interest income (FTE), the spread between interest income and interest expense rate of $759 had a more significant contribution to the overall net interest income (FTE) increase of $1,404.

          Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Investment and trust services	$350	$532
Deposit service charges	1,026	1,111
Electronic banking fees	637	644
Income from bank owned life insurance	162	183
Other income	83	599

Total fees and other income	2,258	3,069

Gain on sale of securities	337	214
Gain on sale of loans	254	187
Gains (losses) on sale of other assets	8	(136)

Total noninterest income	$2,857	$3,334

          Three Months Ended March 31, 2009 as compared to the Three Months Ended March 31, 2008
Noninterest income for the three months ended March 31, 2009 was $2,857, a decrease of $477, or 14.31%, over the same period 2008. Deposit service charges and fees from electronic banking decreased $92, or 5.24%, as compared to the same period last year. This decrease was primarily the result of a decline in overdrafts experienced by the Corporation during the first quarter of 2009. Total gains recorded during the first quarter of 2009 increased $334 over the first quarter of 2008. Of this increase, $67 of the increase was from the sale of loans, and $123 was attributable to securities. Bank owned property sale and valuation adjustments, as properties were reappraised, resulted in a loss of $136 during the first quarter of 2008. Other income for the first quarter of 2008 also included $460 received in a partial redemption of stock issued to membership institutions by VISA as a result of its initial public offering of shares.

          Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	3,718	3,778
Furniture and equipment	1,142	996
Net occupancy	644	657
Outside services	555	883
Marketing and public relations	244	308
Supplies, postage and freight	334	349
Telecommunications	203	244
Ohio Franchise tax	232	220
FDIC Assessments	313	24
Other real estate owned	71	98
Electronic banking expenses	189	257
Loan and Collection Expense	210	228
Other expense	505	480

Total noninterest expense	8,360	8,522

     Three Months Ended March 31, 2009 as compared to the Three Months Ended March 31, 2008
Noninterest expense decreased $162, or 1.90%, for the first quarter of 2009 over the same period 2008. Included in noninterest expense was $491 related to the special shareholders meeting requested by a shareholder of the Corporation during the first quarter of 2008. This affected third party services, marketing and public relations, and postage expenses. The first quarter of 2009 included $22 of additional expense related to litigation involving the same shareholder. During 2008, the Corporation made significant investments for the future in upgrading software processes and equipment including upgrades to electronic banking. As a result, furniture and equipment expense increased $146, or 14.66%, for the first quarter of 2009, in comparison to the same period in 2008. FDIC assessments for the first quarter of 2009 were $313, compared to $24 for the first quarter of 2008.
     Income taxes
The Corporation recognized tax expense of $269 during the first quarter 2009 and $411 for the same period 2008. The Corporation’s effective tax rate was 16.96% for the first quarter 2009 as compared to 22.12% for the same period 2008. Included in net income for the three months ended March 31, 2009 was $396 of nontaxable income, including $134 related to life insurance policies and $262 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Corporation, also had a significant impact on income tax expense and contributed to the lower effective tax rate.

Balance Sheet Analysis
     Overview
The Corporation’s assets at March 31, 2009 were $1,188,335 as compared to $1,136,135 at December 31, 2008. This is an increase of $52,200, or 4.59%.
     Securities
The composition of the Corporation’s securities portfolio at March 31, 2009 and December 31, 2008 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 4.17% trading securities, 93.94% available for sale securities and 1.89% restricted stock. Available for sale securities are comprised of 19.70% U.S. Government agencies, 71.00% U.S. agency mortgage backed securities, and 9.30% municipal securities. At March 31, 2009 the available for sale securities had a net temporary unrealized loss of $470, representing 0.19% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value on March 31, 2009 were $11,004, and did not have any unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$62,648	$60,725
One to four family residential	228,969	231,757
Multi-family residential	27,222	26,284
Non-farm non-residential properties	292,094	296,393
Commercial and industrial loans	55,967	60,846
Personal loans to individuals:
Auto, single payment and installment	131,152	123,807
All other loans	4,215	3,739

Total loans	802,267	803,551
Allowance for loan losses	(11,575)	(11,652)

Net loans	$790,692	$791,899

Total loans at March 31, 2009 were $802,267. This is a decrease of $1,284, or 0.16%, from December 31, 2008. At March 31, 2009, commercial loans represented 55.42% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 33.16% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 11.42% of total portfolio loans.

Loans held for sale, and not included in portfolio loans, were $2,742 at March 31, 2009. Mortgage loans held for sale at fair market value represented 6.66% and installment loans represented 93.34% of loans held for sale. There were no commercial loans held for sale at March 31, 2009. Loans held for sale at December 31, 2008 were $3,580 and consisted of 1.59% mortgage loans and 98.39% installment loans. The Corporation retains the servicing rights on these loans.
     Deposits
Table 6: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits	$90,454	$90,002	0.00%	0.00%
Interest checking	119,768	121,596	0.37	0.70
Savings deposits	78,325	79,686	0.27	0.49
Money market accounts	94,854	106,059	0.67	1.24
Consumer time deposits	470,027	435,846	3.31	3.46
Public time deposits	83,911	74,386	2.96	4.27
Brokered time deposits	12,485	12,479	4.28	3.72

Total Deposits	949,824	920,054	2.31	2.28
Short-term borrowings	28,096	22,974	0.52	0.52
FHLB borrowings	52,800	59,345	3.32	3.71
Junior subordinated debentures	20,752	20,759	4.99	5.43

Total borrowings	101,648	103,078	2.89	3.34

Total funding	$1,051,472	$1,023,132	2.37%	2.61%

Total deposits at March 31, 2009 were $978,120, an increase of $56,945, or 6.18% over December 31, 2008. Average deposits for the three months ended March 31, 2009 were $949,824 compared to average deposits of $920,054 for the three months ended December 31, 2008. Average consumer time deposits increased $34,181 over the three month period between December 31, 2008 and March 31, 2009 despite aggressive reaction to rate cuts during the first quarter of 2009. Average brokered time deposits remained relatively constant during this same period as the Corporation has been less reliant on brokered time deposits over the last several months. The Corporation has experienced a migration of customers from low-cost interest-bearing checking, savings and money market accounts to time deposits during the first three months of 2009. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2009, the Corporation had $25,802 of short-term borrowings. There were no federal funds purchased at March 31, 2009, and repurchase agreements increased $2,874 over December 31, 2008. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $43,357 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $53,357 at December 31, 2008. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $108,108 at March 31, 2009. This is an increase of 0.98% over December 31, 2008. Net income increased total shareholders’ equity by $1,317 for the three months ended March 31, 2009. Other factors increasing shareholders’ equity were a $561 increase in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities, a $4 increase in preferred stock for the amortization of discount on preferred stock, and a $45 increase for share-based payment arrangements, net of tax. Cash dividends payable to common shareholders in the amount of $657 and preferred shareholders in the amount of $221 decreased total shareholders’ equity in the first three months of 2009.
The Corporation held 328,194 shares of common stock as treasury stock at March 31, 2009, at a cost of $6,092. The Corporation and the Bank continue to monitor growth to stay within the guidelines established by applicable regulatory authorities. At March 31, 2009 and December 31, 2008, the Corporation and Bank maintained capital ratios consistent with guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
Nonperforming loans at March 31, 2009 were $21,301 as compared to $19,592 at December 31, 2008, an increase of $1,709. Of this total, commercial loans were $15,450 as compared to $14,209 at December 31, 2008. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At March 31, 2009, construction and land development represented $7,467 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at March 31, 2009 was 4.12% of total loans as compared to 3.76% at December 31, 2008. Total 30-90 day delinquency was 1.46% of total loans at March 31, 2009 and 1.34% at December 31, 2008.
Other foreclosed assets were $1,468 as of March 31, 2009 compared to $1,108 at December 31, 2008. The $1,468 is comprised of $556 in 1-4 family residential properties and $912 in non-farm non-residential properties. This compares to $522 in 1-4 family residential properties with the remainder in non-farm non-residential properties as of December 31, 2008.
Table 8 sets forth nonperforming assets at March 31, 2009 and December 31, 2008.

Table 8: Nonperforming Assets

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial loans	$15,450	$14,209
Real estate mortgage	3,858	3,465
Home equity lines of credit	886	989
Installment loans	1,107	929

Total nonperforming loans	21,301	19,592

Other foreclosed assets	1,468	1,108

Total nonperforming assets	$22,769	$20,700
Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming assets	50.84%	56.29%

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month periods ended March 31, 2009 and 2008.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$11,652	$7,820
Charge-offs:
Commercial	(974)	(18)
Real estate mortgage	(57)	(106)
Home equity lines of credit	(371)	(10)
Installment	(521)	(186)
DDA Overdrafts	(49)	(52)

Total charge-offs	(1,972)	(372)

Recoveries:
Commercial	33	27
Real estate mortgage	—	—
Home equity lines of credit	1	—
Installment	34	33
DDA Overdrafts	18	18

Total Recoveries	86	78

Net Charge-offs	(1,886)	(294)

Provision for loan losses	1,809	474
Balance at end of year	$11,575	$8,000

The allowance for loan losses at March 31, 2009 was $11,575, or 1.44% of outstanding loans, compared to $8,000, or 1.06%, of outstanding loans at March 31, 2008. The allowance for loan losses was 54.34% and 53.18% of nonperforming loans at March 31, 2009 and March 31, 2008, respectively.
Net charge-offs for the three months ended March 31, 2009 were $1,886, as compared to $294 for the three months ended March 31, 2008. Annualized net charge-offs as a percent of average loans for the first quarter of 2009 were 0.94%, as compared to 0.16% for the same periods in 2008.
The provision charged to expense was $1,809 for the three months ended March 31, 2009 and $474 for the same period 2008. The provision for loan losses for the three month period ended March 31, 2009 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at March 31, 2009. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2009, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $268, or 3.01%, and in a -200 basis point shock, net interest income would decrease $289, or 3.25%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. March 31, 2009, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 8.54% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 12.49%.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the Securities and Exchange Commission on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Annual Meeting. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. With respect to the Corporation’s motion for permanent injunctive relief, the Court has scheduled a case management conference for June 11, 2009.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: May 8, 2009	/s/ Gary J. Elek
Gary J. Elek
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