Form 10-Q
period 2009-06-30
LNB BANCORP INC
filed 2009-08-07
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of common shares of the registrant outstanding on August 5, 2009 was 7,295,663.

LNB Bancorp, Inc.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2009 and June 30, 2008

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the six months ended June 30, 2009 and June 30, 2008

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and June 30, 2008

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

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$22,019	$21,723
Federal funds sold and short-term investments	47,239	15,200

Cash and cash equivalents	69,258	36,923
Interest-bearing deposits in other banks	356	352
Securities: (Note 5)
Trading securities, at fair value	10,630	11,261
Available for sale, at fair value	281,733	223,052

Total securities	292,363	234,313
Restricted stock	4,985	4,884
Loans held for sale	6,438	3,580
Loans: (Note 6)
Portfolio loans	803,549	803,551
Allowance for loan losses (Note 6)	(12,978)	(11,652)

Net loans	790,571	791,899

Bank premises and equipment, net	10,573	11,504
Other real estate owned	1,170	1,108
Bank owned life insurance	16,069	15,742
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	1,074	1,142
Accrued interest receivable	4,531	4,290
Other assets	13,125	8,816

Total Assets	$1,232,095	$1,136,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$95,327	$93,994
Savings, money market and interest-bearing demand	324,845	292,679
Certificates of deposit	594,552	534,502

Total deposits	1,014,724	921,175

Short-term borrowings (Note 9)	29,289	22,928
Federal Home Loan Bank advances (Note 10)	43,006	53,357
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	3,356	3,813
Accrued taxes, expenses and other liabilities	13,421	7,183

Total Liabilities	1,124,416	1,029,076

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at June 30, 2009 and December 31, 2008.	—	—
Fixed date cumulative perpetual preferred stock, Series B, no par value, 25,223 shares authorized and issued at June 30, 2009 and December 31, 2008.	25,223	25,223
Discount on Series B preferred stock	(138)	(146)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at June 30, 2009 and December 31, 2008.	7,624	7,624
Additional paid-in capital	37,840	37,783
Retained earnings	41,501	41,682
Accumulated other comprehensive income	1,575	839
Treasury shares at cost, 328,194 shares at June 30, 2009 and at December 31, 2008	(6,092)	(6,092)

Total Shareholders’ Equity	107,679	107,059

Total Liabilities and Shareholders’ Equity	$1,232,095	$1,136,135

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$11,360	$11,962	$22,971	$24,538
Securities:
U.S. Government agencies and corporations	2,537	1,964	5,012	3,934
State and political subdivisions	266	186	499	348
Trading securities	119	236	246	529
Other debt and equity securities	55	67	118	132
Federal funds sold and short-term investments	19	28	33	76

Total interest and dividend income	14,356	14,443	28,879	29,557
Interest Expense
Deposits	4,601	5,397	9,503	11,906
Federal Home Loan Bank advances	348	553	780	1,123
Short-term borrowings	32	86	68	261
Junior subordinated debentures	241	268	496	608

Total interest expense	5,222	6,304	10,847	13,898

Net Interest Income	9,134	8,139	18,032	15,659
Provision for Loan Losses (Note 6)	2,484	4,664	4,293	5,138

Net interest income after provision for loan losses	6,650	3,475	13,739	10,521
Noninterest Income
Investment and trust services	559	587	909	1,119
Deposit service charges	1,095	1,190	2,121	2,301
Other service charges and fees	705	682	1,342	1,326
Income from bank owned life insurance	165	398	327	581
Other income	81	70	164	669

Total fees and other income	2,605	2,927	4,863	5,996
Securities gains, net	249	69	586	283
Gains on sale of loans	368	157	622	344
Gains (losses) on sale of other assets, net	22	1	30	(135)

Total noninterest income	3,244	3,154	6,101	6,488
Noninterest Expense
Salaries and employee benefits	3,802	3,861	7,520	7,639
Furniture and equipment	1,189	1,035	2,331	2,031
Net occupancy	570	603	1,214	1,260
Outside services	789	591	1,344	1,474
Marketing and public relations	295	274	539	582
Supplies, postage and freight	306	335	640	684
Telecommunications	185	202	388	446
Ohio franchise tax	225	225	457	445
FDIC assessments	976	37	1,289	61
Other real estate owned	103	509	174	607
Electronic banking expenses	200	300	389	510
Loan and collection expense	368	232	578	460
Other expense	472	636	977	1,163

Total noninterest expense	9,480	8,840	17,840	17,362

Income before income tax expense	414	(2,211)	2,000	(353)
Income tax expense (benefit)	(102)	(1,076)	167	(665)

Net Income	$516	$(1,135)	$1,833	$312

Dividends and accretion on preferred stock	319	—	618	—

Net Income Available to Common Shareholders	$197	$(1,135)	$1,215	$312

Net Income Per Common Share (Note 2)
Basic	$0.03	$(0.16)	$0.17	$0.04
Diluted	0.03	(0.16)	0.17	0.04
Dividends declared	0.09	0.18	0.18	0.36
Average Common Shares Outstanding
Basic	7,295,663	7,295,663	7,295,663	7,295,663
Diluted	7,295,663	7,295,663	7,295,663	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Sharehlders’ Equity (unaudited)

	Preferred					Accumulated
	Stock	Warrant to		Additional		Other
	(net of	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	discount)	Common Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2008	$—	$—	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative affect of adoption of EITF 06-4					(725)			(725)
Comprehensive income:
Net Income					312			312
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						(889)		(889)

Total comprehensive income								(577)
Share-based compensation income				22				22
Common dividends declared, $.36 per share					(2,626)			(2,626)

Balance, June 30, 2008	$—	$—	$7,624	$37,734	$39,912	$(431)	$(6,092)	$78,747

Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income					1,833			1,833
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						736		736

Total comprehensive income								2,569
Share-based compensation income				57				57
Preferred dividends and accretion of discount	8				(701)			(693)
Common dividends declared, $.18 per share					(1,313)			(1,313)

Balance, June 30, 2009	$25,085	$146	$7,624	$37,840	$41,501	$1,575	$(6,092)	$107,679

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income	$1,833	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,293	5,138
Depreciation and amortization	804	927
Amortization (accretion) of premiums and discounts	631	(425)
Amortization of intangibles	68	68
Amortization of loan servicing rights	173	112
Amortization of deferred loan fees	164	(164)
Federal deferred income tax expense (benefit)	(171)	48
Securities gains, net	(586)	(283)
Share-based compensation expense, net of tax	57	22
Loans originated for sale	(61,417)	(43,901)
Proceeds from sales of loan originations	58,559	44,264
Net gain from loan sales	(622)	(372)
Net losses from loans held for sale	—	28
Net (gain) loss on sale of other assets	(30)	135
Net decrease in accrued interest receivable and other assets	(4,833)	(1,203)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	5,624	(977)

Net cash provided by operating activities	4,547	3,729

Investing Activities
Proceeds from sales of available-for-sale securities	23,049	40,396
Proceeds from maturities of available-for-sale securities	24,536	31,474
Purchase of available-for-sale securities	(105,463)	(67,108)
Purchase of trading securities	—	(55,479)
Proceeds from maturities of trading securities	890	—
Change in interest-bearing deposits in other banks	4	—
Proceeds from sale of trading securities	—	52,100
Purchase of Federal Home Loan Bank Stock	(101)	(117)
Net increase in loans made to customers	(3,153)	(17,756)
Proceeds from the sale of other real estate owned	536	512
Proceeds from the sale of bank premises and equipment	—	5
Purchase of bank premises and equipment	(220)	(386)

Net cash used in investing activities	(59,922)	(16,359)
Financing Activities
Net increase in demand and other noninterest-bearing	1,333	1,845
Net increase in savings, money market and interest-bearing demand	32,166	20,629
Net increase (decrease) in certificates of deposit	60,050	(18,212)
Net increase in short-term borrowings	6,361	1,576
Proceeds from Federal Home Loan Bank advances	15,000	50,000
Payment of Federal Home Loan Bank advances	(25,351)	(35,350)
Dividends paid	(1,849)	(2,626)

Net cash provided by financing activities	87,710	17,862

Net increase in cash and cash equivalents	32,335	5,232
Cash and cash equivalents, January 1	36,923	23,523

Cash and cash equivalents, June 30	$69,258	$28,755

Supplemental cash flow information
Interest paid	$11,291	$14,214
Income taxes paid	300	1,405
Transfer of loans to other real estate owned	646	996
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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation held trading securities as of June 30, 2009 and December 31, 2008. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2009 and December 31, 2008, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Split-Dollar Life Insurance
The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to post-retirement periods. The liability is recognized based on the substantive agreement with the employee. In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to post-retirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue became effective January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-4 reduced retained earnings by $725 effective January 1, 2008.
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

     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of June 30, 2009, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) has been issued. No such stock had been issued as of June 30, 2008. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares, none of which have been issued.
     New Accounting Pronouncements
Management is not aware of any proposed or recent regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.
     Subsequent Events
In accordance with SFAS No. 165, Subsequent Events, we have evaluated subsequent events through August 7, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,295,663	7,295,663	7,295,663	7,295,663
Dilutive effect of incentive stock options	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,295,663	7,295,663	7,295,663	7,295,663

Net Income	$516	$(1,135)	$1,833	$312
Preferred stock dividend and accretion	319	—	618	—

Income Available to Common Shareholders	$197	$(1,135)	$1,215	$312

Basic Earnings Per Common Share	$0.03	$(0.16)	$0.17	$0.04

Diluted Earnings Per Common Share	$0.03	$(0.16)	$0.17	$0.04

All outstanding options were anti-dilutive for the three and six months ended June 30, 2009 and June 30, 2008, respectively.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,512 on June 30, 2009 and $1,309 on December 31, 2008.
(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $34 for the three months ended June 30, 2009 and June 30, 2008 and $68 for the six months ended June 30, 2009 and June 30, 2008.
The consolidated statements of income reflect the operating results of the Morgan Bank division of the Corporation since the effective date of the acquisition.

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan Bancorp, Inc. acquisition, follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Core deposit intangibles	$2,643	$2,643
Less: accumulated amortization	1,569	1,501

Carrying value of core deposit intangibles	$1,074	$1,142

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill was assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2009 and December 31, 2008 follows:

	At June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$50,805	$675	$(231)	$51,249
Mortgage backed securities	200,959	4,729	(303)	205,385
State and political subdivisions	24,906	391	(198)	25,099

Total securities available for sale	$276,670	$5,795	$(732)	$281,733

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,418	$1,134	$—	$47,552
Mortgage backed securities	150,718	2,886	(196)	153,408
State and political subdivisions	21,969	438	(315)	22,092

Total securities available for sale	$219,105	$4,458	$(511)	$223,052

The cost, gross unrealized gains and losses and fair values of trading securities at June 30, 2009 and December 31, 2008 follows:

	Trading Securities held at June 30, 2009
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$10,346	$284	$—	$10,630

	Trading Securities held at December 31, 2008
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$11,245	$16	$—	$11,261

(6) Loans and Allowance for Loan Losses
Loan balances at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$67,491	$60,725
One to four family residential	224,064	231,757
Multi-family residential	27,098	26,284
Non-farm non-residential properties	291,263	296,393
Commercial and industrial loans	54,691	60,846
Personal loans to individuals:
Auto, single payment and installment	134,676	123,807
All other loans	4,266	3,739

Total loans	803,549	803,551
Allowance for loan losses	(12,978)	(11,652)

Net loans	$790,571	$791,899

Activity in the allowance for loan losses for the six-month periods ended June 30, 2009 and June 30, 2008 is summarized as follows:

	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Balance at the beginning of period	$11,652	$7,820
Provision for loan losses	4,293	5,138
Loans charged-off	(3,342)	(1,246)
Recoveries on loans previously charged-off	375	162

Balance at the end of the year	$12,978	$11,874

Nonaccrual loans at June 30, 2009 were $33,133, as compared to $19,592 at December 31, 2008, and $15,428 at June 30, 2008.
(7) Stock Options and Stock Appreciation Rights
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Options were granted under this Plan in 2007, 2008 and on May 14, 2009, the Corporation granted 2,500 options to its Chief Financial Officer at $5.34 per share, with the options expiring in 2019. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) to eight employees, 15,500 of which have expired due to employee terminations. The Corporation adopted SFAS No. 123R for the accounting and disclosure of the stock option agreements and the SARs.
The expense recorded for the six months ending June 30, 2009 was $0 for SAR’s and $36 for stock options. For the six months ending June 30, 2008 there was no expense recorded for SARs and $42 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of June 30, 2009 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2009	2006
Type	Option	Option	Option	Option	Option	Option	Option	Option	SAR’s
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	38,500	2,500	14,500
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$5.34	$19.00
Number of Options Vested	2,500	30,000	30,000	20,000	6,667	16,666	12,998	—	14,500

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.27%	1.42%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	6.74%	6.86%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.68%	15.68%	22.97%	25.19%
Expected Life — years	5	6	6	7	6	6	6	6	4
A summary of the status of stock options at June 30, 2009, and changes during the six months then ended, is presented in the table below:

Options
Options outstanding, December 31, 2008	203,500
Granted	2,500
Forfeited	(2,500)
Exercised, expired or cancelled	—

Options outstanding, June 30, 2009	203,500

Options vested and exercisable, June 30, 2009	118,831

(8) Deposits
Deposit balances at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand and other noninterest-bearing	$95,327	$93,994
Interest checking	132,488	115,102
Savings	79,882	78,526
Money market accounts	112,475	99,051
Consumer time deposits	491,301	449,772
Public time deposits	90,758	72,247
Brokered time deposits	12,493	12,483

Total deposits	$1,014,724	$921,175

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $130,047 and $153,677 at June 30, 2009 and December 31, 2008, respectively. Brokered time deposits totaling $12,493 and $12,483 at June 30, 2009 and December 31, 2008, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of June 30, 2009 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$411,428	$67,949	$11,907	$17	$491,301
Public time deposits	88,118	2,425	215	—	90,758
Brokered time deposits	12,493	—	—	—	12,493

Total time deposits	$512,039	$70,374	$12,122	$17	$594,552

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2009, the Bank had pledged approximately $3,962 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $1,981. No amounts were outstanding at June 30, 2009 or December 31, 2008.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$29,289	$22,928
Interest rate	0.50%	0.50%
Average:
Outstanding	$25,884	$25,875
Interest rate	0.53%	1.19%
Maximum month-end balance	$32,351	$30,781

Federal funds purchased
Period End:
Outstanding	$—	$—
Interest rate	n/a	n/a
Average:
Outstanding	$—	$1,989
Interest rate	n/a	3.87%
Maximum month-end balance	$—	$12,900

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $43,006 and $53,357 at June 30, 2009 and December 31, 2008 respectively. All advances are bullet maturities with no call features. At June 30, 2009, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $79,168, $100,014 and $15,096, respectively. The maximum borrowing capacity of the Bank at June 30, 2009 was $59,914 with unused collateral borrowing capacity of $16,856. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.
The following table presents the activity on this line of credit for the periods ended June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Maturities January 2009 through December 2009, with fixed rates ranging from 3.36% to 5.00%, averaging 5.00% in 2009 and 3.60% in 2008	$448	$25,794
Maturity January 2010, fixed rate 3.58%	10,000	10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2009 and 2008	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	—
Maturity January 2014, fixed rate 3.55%	58	63
Maturity July 2015, fixed rate 4.76%	2,500	2,500

Total FHLB advances	$43,006	$53,357

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at May 9, 2007, the date of the Indenture for the trusts, or thereafter incurred. At June 30, 2009, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2009 were 2.11% and 6.64% for Trust I and Trust II, respectively.
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
A summary of the contractual amount of commitments at June 30, 2009 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$86,315
Home equity lines of credit	79,502
Standby letters of credit	8,891

Total	$174,708

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2009 and December 31, 2008.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant and equipment, goodwill and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$69,614	$69,614	$37,275	$37,275
Securities	292,363	297,348	234,313	234,313
Restricted stock	4,985	4,985	4,884	4,884
Portfolio loans, net	790,571	807,064	791,899	836,432
Loans held for sale	6,438	6,438	3,580	3,580
Accrued interest receivable	4,531	4,531	4,290	4,290
Financial liabilities
Deposits:
Demand, savings and money market	420,172	446,223	422,855	422,855
Certificates of deposit	594,552	602,694	498,320	546,497

Total deposits	1,014,724	1,048,917	921,175	969,352

Short-term borrowings	29,289	29,289	22,928	22,928
Federal Home Loan Bank advances	43,006	43,003	53,357	54,647
Junior subordinated debentures	20,620	22,291	20,620	21,492
Accrued interest payable	3,356	3,356	3,813	3,813
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.
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
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	June 30, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Trading Securities	$10,630	$10,630	$—	$—
Available for Sale Securities	281,733	256,634	25,099	—

Total	$292,363	$267,264	$25,099	$—

Gains of $268 were included under security gains in earnings for the six month period ended June 30, 2009 for assets held and measured at fair value as of June 30, 2009.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2009, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended June 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans accounted for under FAS 114 valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $25,558 at June 30, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, eastern Erie, western Cuyahoga and Summit counties in Ohio.
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2009. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition;

•	persisting volatility and limited credit availability in the financial markets, particularly if The Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009, the Financial Stability Plan announced on February 10, 2009, by the Secretary of the U.S. Treasury, in coordination with other financial institution regulators, and other initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	asset price deterioration, which has had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
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
The accounting policies considered by Management to be critical are as follows:
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
A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the terms of the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans exceeding size thresholds established by Management are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. The fair value of all loans currently evaluated for impairment is collateral-dependent and therefore the fair value is determined by the fair value of the underlying collateral.
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
Summary of Earnings (Dollars in thousands except per share data)
Net income was $516 for the second quarter of 2009, and $1,833 for the six months ended June 30, 2009. Net income available to common shareholders for the second quarter of 2009 was $197, or $0.03 per diluted common share. Net income available to common shareholders for the six months ended June 30, 2009 was $1,215, or $0.17 per diluted common share. This compares to a net loss of $1,135, or $.16 per diluted share, for the second quarter of 2008 and net income of $312, or $.04 per diluted share, for the six months ended June 30, 2008.
Second quarter earnings were significantly impacted by higher credit cost as the Corporation provided $2,484 for possible loan losses. The provision for the second quarter on a per share basis equaled $.34 compared to $.25 for the first quarter of 2009 and $.64 per share for the second quarter of 2008. Net charge-offs of $1,081 for the quarter were down $805 from $1,886 for the first quarter of the year, however the collateral value of problem loans continued to decline leading to the higher provision. For the six month period, the provision for loan losses equaled $.59 and $.70 for 2009 and 2008, respectively. By comparison, the provision expense for the year ended December 31, 2007 was $2,225 or $.32 per share.
Net interest income on the fully tax-equivalent basis (“FTE”) for the quarter ended June 30, 2009 was $9,274 compared to $8,244 for the same period one year ago. The net interest margin declined from 3.35% in the second quarter of 2008 to 3.28% in 2009 as the yield on earning assets dropped from 5.92% in 2008 to 5.13% in 2009, or 79 basis points. During the same period the cost of interest bearing liabilities fell from 2.86% in 2008 to 2.11% in 2009, a decline of 75 basis points. Total loans averaged $808,436 for the second quarter of 2009 compared to $764,690 in 2008. Installment loans and home equity lines of credit accounted for a significant portion of the growth, installments increased $20,508 and home equities $19,105, commercial loans for the same period increased $12,992. Mortgage loans decreased by $8,859 as the Corporation continues to sell new production to Freddie Mac rather than adding them to the loan portfolio. During the second quarter, $15,944 of mortgage loans were sold. Over the past year the Corporation has seen a strong continued growth in deposits, primarily time deposits, in both consumer and public funds, reducing its reliance on non-core funding alternatives.
Noninterest income ended the quarter at $3,224 compared to $2,857 for the first quarter of 2009 and $3,154 for the second quarter of 2008. Trust and brokerage fees continue to lag the prior periods largely as a result of lower market valuations. Service charges on deposit accounts remain flat period over period as customers remain conservative in managing their accounts. Gain on the sale of loans is up year over year both for the quarter as well as year-to-date, primarily due to higher mortgage loan originations given the low interest rate environment and the increase in refinancing activity.

During the second quarter of 2009, the Corporation accrued an additional $550 for a FDIC special assessment bringing FDIC expense to $976 for the quarter compared to $37 one year ago, a difference of $939 or $.13 per share. For the six months ended June 30, 2009, FDIC expense was $1,289 compared to $61 in 2008, an increase of $1,228 or $.17 per share. The higher FDIC expense is a result of an increase in the assessment rate that took effect during the first quarter of 2009 and a special assessment imposed during the second quarter of 2009. Total noninterest expense for the second quarter of 2009 was $9,480, including $976 of FDIC expense, compared to $8,840, including $37 of FDIC expense, for the same period of 2008 and for the first half of 2009 was $17,840, including $1,289 of FDIC expense compared to $17,362, including $61of FDIC expense for 2008. Total noninterest expense excluding FDIC expense had decreased for both the quarter and year-to-date periods compared to 2008. The Corporation continues to be extremely diligent in controlling noninterest expenses. The Corporation’s efficiency ratio for the second quarter of 2009 was 75.73% compared to 77.56% for the same period of 2008 and for the first half of 2009, was 73.13% compared to 77.69% for the first half of 2008. Excluding FDIC expense, the efficiency ratio for the second quarter of 2009 was 67.93% and the first half of 2009 was 67.85%. The efficiency ratio excluding FDIC expense for the second quarter of 2008 was 77.23% and for the first half of 2008 was 77.42%.
Results of Operations
Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 73.79% of the Corporation’s revenues for the three months ended June 30, 2009. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008
Net interest income, before provision for loan losses, was $9,134 for the second quarter 2009 as compared to $8,139 during the same quarter 2008. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the second quarter 2009 and 2008 was $9,274 and $8,244, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.28% for the three months ended June 30, 2009 compared to 3.35% for the three months ended June 30, 2008.
Average earning assets for the second quarter of 2009 were $1,133,466. This was an increase of $144,460 or 14.61% over the same quarter last year. The yield on average earning assets was 5.13% in the second quarter of 2009 as compared to 5.92% for the same period last year. The yield on average loans during the second quarter of 2009 was 5.65%. This was 65 basis points lower than that of the second quarter of 2008 at 6.30%. Interest income from securities was $3,094 (FTE) for the three months ended June 30, 2009, as compared to $2,535 during the second quarter of 2008. The yield on average securities was 4.46% and 4.68% for these periods, respectively. The cost of interest-bearing liabilities was 2.11% during the second quarter of 2009 as compared to 2.86% during the same period in 2008. The average cost of trust preferred securities was 4.64% for the second quarter of 2009, compared to 5.18% for the second quarter of 2008. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.

     Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008
Net interest income, before provision for loan losses, for the first six months of 2009 was $18,032 as compared to $15,659 for the same period in 2008. Adjusting for tax-exempt income, consolidated net interest income, before provision for loan losses, for the first half of 2009 and 2008 was $18,293 and $15,860, respectively. The net interest margin FTE was 3.30% for the six months ended June 30, 2009 compared to 3.22% for the six months ended June 30, 2008.
Interest income FTE produced by earning assets during the first six months of 2009 was $29,140. This compares to interest income from earning assets of $29,755 during the first six months of 2008. Average earning assets increased $127,630, or 12.91%, to $1,116,483 for the first six months of 2009 as compared to $988,853 for the first six months of 2008. The yield on average earning assets was 5.40% for the first half of 2009 as compared to 6.05% for the same period last year, or a decrease of 65 basis points.
Interest income FTE from loans was $23,011 for the first six months of 2009, and $24,583 for the first half of 2008. The yield on loans for the first half of 2009 and 2008 was 5.74% and 6.47%, respectively. Average loans increased $44,488, or 5.83%, over the same period 2008. Average installment loans (primarily indirect auto loans) increased $20,111 and average commercial loans increased $11,547 when comparing the first six months of 2009 to the first six months of 2008.
Interest expense was $10,847 for the first six months of 2009 compared to $13,898 for the first six months of 2008. Average interest-bearing liabilities increased $90,385, or 10.21%, to $975,838 for the first half of 2009 as compared to $885,453 for the first half 2008. Interest expense from deposits for the first half of the year was $9,504 in 2009 and $11,907 in 2008. Average interest-bearing deposits for the first half of 2009 increased $103,525 over the same period in 2008. The cost of deposits for the first half of 2009 decreased 92 basis points in comparison to the first half of 2008. During the six month period ending June 30, 2009, average brokered time deposits decreased $6,140 while average consumer time deposits increased $103,449 in comparison to the same period in 2008.
Table 1 displays the components of net interest income for the three and six months ended June 30, 2009 and 2008. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended June 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$253,365	$2,711	4.29%	$200,028	$2,267	4.56%
State and political subdivisions	24,975	383	6.16	18,004	268	5.99
Federal funds sold and short-term investments	46,690	19	0.16	6,284	28	1.79
Commercial loans	445,346	6,253	5.63	432,354	6,997	6.51
Real estate mortgage loans	89,092	1,308	5.89	97,951	1,490	6.12
Home equity lines of credit	105,403	1,053	4.01	86,298	999	4.66
Installment loans	168,595	2,769	6.59	148,087	2,499	6.79

Total Earning Assets	$1,133,466	$14,496	5.13%	$989,006	$14,548	5.92%

Allowance for loan loss	(11,719)			(7,890)
Cash and due from banks	17,464			19,396
Bank owned life insurance	15,965			15,703
Other assets	47,021			49,378

Total Assets	$1,202,197			$1,065,593

Liabilities and Shareholders’ Equity
Consumer time deposits	$481,111	$3,702	3.09%	$383,751	$3,833	4.02%
Public time deposits	86,383	462	2.96	55,206	551	4.01
Brokered time deposits	12,491	133	4.28	10,789	145	5.41
Money market accounts	116,471	175	0.60	117,872	494	1.69
Savings deposits	80,858	44	0.22	84,261	129	0.62
Interest-bearing demand	125,704	86	0.27	125,478	245	0.79
Short-term borrowings	23,698	32	0.53	28,830	86	1.20
FHLB advances	43,040	348	3.24	58,895	553	3.78
Trust preferred securities	20,740	240	4.64	20,796	268	5.18

Total Interest-Bearing Liabilities	$990,496	$5,222	2.11%	$885,878	$6,304	2.86%

Noninterest-bearing deposits	92,757			86,874
Other liabilities	10,689			9,991
Shareholders’ Equity	108,255			82,850

Total Liabilities and Shareholders’ Equity	$1,202,197			$1,065,593

Net interest Income (FTE)		$9,274	3.28%		$8,244	3.35%
Taxable Equivalent Adjustment		(140)	(0.05)		(105)	(0.04)

Net Interest Income Per Financial Statements		$9,134			$8,139

Net Yield on Earning Assets			3.23%			3.31%

	Six Months Ended June 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$240,940	$5,376	4.50%	$201,759	$4,594	4.58%
State and political subdivisions	23,792	720	6.10	16,487	502	6.12
Federal funds sold and short-term investments	43,686	33	0.15	7,030	76	2.17
Commercial loans	446,193	12,677	5.73	434,646	14,315	6.62
Real estate mortgage loans	92,052	2,745	6.01	99,492	2,975	6.01
Home equity lines of credit	103,774	2,063	4.01	83,504	2,177	5.24
Installment loans	166,046	5,526	6.71	145,935	5,116	7.05

Total Earning Assets	$1,116,483	$29,140	5.40%	$988,853	$29,755	6.05%

Allowance for loan loss	(11,642)			(7,901)
Cash and due from banks	18,253			23,044
Bank owned life insurance	15,883			15,610
Other assets	47,158			45,341

Total Assets	$1,186,135			$1,064,947

Liabilities and Shareholders’ Equity
Consumer time deposits	$475,600	$7,542	3.20%	$372,151	$7,990	4.32%
Public time deposits	85,154	1,076	2.55	61,866	1,310	4.26
Brokered time deposits	12,488	264	4.27	18,628	441	4.76
Money market accounts	105,722	332	0.63	121,278	1,321	2.19
Savings deposits	79,598	96	0.24	82,913	273	0.66
Interest-bearing demand	122,753	194	0.32	120,954	571	0.95
Short-term borrowings	25,884	67	0.53	27,162	261	1.91
FHLB advances	47,893	780	3.28	59,714	1,123	3.78
Trust preferred securities	20,746	496	4.82	20,787	608	5.87

Total Interest-Bearing Liabilities	$975,838	$10,847	2.24%	$885,453	$13,898	3.16%

Noninterest-bearing deposits	91,612			85,862
Other liabilities	10,704			10,130
Shareholders’ Equity	107,981			83,502

Total Liabilities and Shareholders’ Equity	$1,186,135			$1,064,947

Net interest Income (FTE)		$18,293	3.30%		$15,857	3.22%
Taxable Equivalent Adjustment		(261)	(0.05)		(201)	(0.04)

Net Interest Income Per Financial Statements		$18,032			$15,656

Net Yield on Earning Assets			3.25%			3.18%

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2009 and June 30, 2008. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2009 over 2008
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$571	$(127)	$444
State and political subdivisions	107	8	115
Federal funds sold and short-term investments	16	(25)	(9)
Commercial loans	182	(926)	(744)
Real estate mortgage loans	(130)	(52)	(182)
Home equity lines of credit	191	(137)	54
Installment loans	337	(67)	270

Total Interest Income	1,274	(1,326)	(52)

Consumer time deposits	749	(880)	(131)
Public time deposits	176	(265)	(89)
Brokered time deposits	—	(12)	(12)
Money market accounts	(2)	(317)	(319)
Savings deposits	(2)	(83)	(85)
Interest bearing demand	—	(159)	(159)
Short-term borrowings	(7)	(47)	(54)
FHLB advances	(128)	(77)	(205)
Trust preferred securities	—	(28)	(28)

Total Interest Expense	786	(1,868)	(1,082)

Net Interest Income (FTE)	$488	$542	$1,030

Consolidated net interest income (FTE) for the second quarter 2009 and 2008 was $9,274 and $8,244, respectively. Interest income for the second quarter of 2009 decreased $52 in comparison to the same period in 2008. This decrease is attributable to $1,326 decrease due to rate, offset by an increase of $1,274 due to volume. For the same period, interest expense decreased $1,082, with the decrease being attributable to a $1,868 decrease due to rate, offset by an increase due to volume of $786. Overall, while balance sheet growth contributed $488 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $542, had a more significant contribution to the overall net interest income (FTE) increase of $1,030.

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2009 over 2008
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$875	$(93)	$782
State and political subdivisions	214	4	218
Federal funds sold and short-term investments	28	(71)	(43)
Commercial loans	336	(1,974)	(1,638)
Real estate mortgage loans	(214)	(16)	(230)
Home equity lines of credit	394	(508)	(114)
Installment loans	669	(259)	410

Total Interest Income	2,302	(2,917)	(615)

Consumer time deposits	1,612	(2,060)	(448)
Public time deposits	316	(550)	(234)
Brokered time deposits	(100)	(77)	(177)
Money market accounts	(47)	(942)	(989)
Savings deposits	(4)	(173)	(177)
Interest bearing demand	1	(378)	(377)
Short-term borrowings	(4)	(190)	(194)
FHLB advances	(190)	(153)	(343)
Trust preferred securities	—	(112)	(112)

Total Interest Expense	1,584	(4,635)	(3,051)

Net Interest Income (FTE)	$718	$1,718	$2,436

Consolidated net interest income (FTE) for the six month period ended June 30, 2009 and 2008 was $18,293 and $15,860, respectively. Interest income decreased $615 during the first half of 2009, with $2,917 of the decrease due to rate offset by an increase of $2,302 due to volume. For the same period, interest expense decreased $3,051, with $1,584 due to volume, offset by a decrease of $4,635 due to rate. Overall, net interest income (FTE) increased $2,436 driven largely by changes in rate of $1,718 and $718 due to volume.
          Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$559	$587	$909	$1,119
Deposit service charges	1,095	1,190	2,121	2,301
Electronic banking fees	705	682	1,342	1,326
Income from bank owned life insurance	165	398	327	581
Other income	81	70	164	669

Total fees and other income	2,605	2,927	4,863	5,996

Gain on sale of securities	249	69	586	283
Unrealized loss on loans HFS	—	(28)	—	(28)
Gain on sale of loans	368	185	622	372
Gains (losses) on sale of other assets	22	1	30	(135)

Total noninterest income	$3,244	$3,154	$6,101	$6,488

     Three Months Ended June 30, 2009 as compared to the Three Months Ended June 30, 2008
Noninterest income for the three months ended June 30, 2009 was $3,244, an increase of $90, or 2.85%, over the same period 2008. Deposit service charges and fees from electronic banking decreased $72, or 3.85%, as compared to the same period last year. This decrease was primarily the result of a decline in overdrafts by the customers of the Corporation during the second quarter of 2009. Also, during the second quarter of 2008, $216 was received from the redemption of a bank owned life insurance policy. Total net gains recorded during the second quarter of 2009 increased $412 over the second quarter of 2008. Of this increase, $211 of the increase was from the sale of loans, and $180 was attributable to the sale of securities. Sales of bank owned property resulted in a gain of $22 during the second quarter of 2009.
     Six Months Ended June 30, 2009 as compared to the Six Months Ended June 30, 2008
Noninterest income for the six months ended June 30, 2009 was $6,101 or a decrease of $387, or 5.96%, from the same period 2008. The prior period included two non-recurring items, $460 received in a partial redemption of stock issued by VISA and $216 received from the redemption of a bank owned life insurance policy. Excluding these non-recurring items, noninterest income increased 4.97% compared to the same period of 2008. Trust fees and service charges have been adversely affected by the current economic conditions. Trust fees decreased $210, or 18.77%, over the same period of last year and deposit service charges and fees from electronic banking decreased $164, or 4.52%, over the comparable period of last year.
The gain of $586 on securities during the first six months of 2009 was a combination of a gain on sale of available-for-sale securities of $318 and an unrealized gain on trading securities of $268. The Corporation continues to assess its available-for-sale securities which are due to be called or to mature in the near term for potential sale to be replaced with purchases of primarily mortgage-backed securities and some agency securities in order to implement a strategy to balance interest rate risk and profitability. Given the interest rate environment, the interest rates available on mortgage-backed securities have made these securities more attractive to holders than agency securities.
     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,802	$3,861	$7,520	$7,639
Furniture and equipment	1,189	1,035	2,331	2,031
Net occupancy	570	603	1,214	1,260
Outside services	789	591	1,344	1,474
Marketing and public relations	295	274	539	582
Supplies, postage and freight	306	335	640	684
Telecommunications	185	202	388	446
Ohio Franchise tax	225	225	457	445
FDIC Assessments	976	37	1,289	61
Other real estate owned	103	509	174	607
Electronic banking expenses	200	300	389	510
Loan and Collection Expense	368	232	578	460
Other expense	472	636	977	1,163

Total noninterest expense	$9,480	$8,840	$17,840	$17,362

     Three Months Ended June 30, 2009 as compared to the Three Months Ended June 30, 2008
Noninterest expense increased $640, or 7.24%, for the second quarter of 2009 over the same period 2008. The special assessment imposed by the FDIC during the second quarter of approximately $550 was attributable for the majority of this increase. Also contributing to the increase were higher costs for outside services, mainly attorney fees. The second quarter of 2009 included $176 of expense related to litigation involving a shareholder of the Corporation, the same shareholder that had also requested a special meeting in 2008. Offsetting this increase was a decline in other real estate owned expense of $406. During the second quarter of 2008, certain properties were revalued as a result of the decline in real estate market values. The valuation adjustments that were required were expensed directly to the income statement. Also during 2008, the Corporation approved significant investments for the future in upgrading software processes and equipment including upgrades to electronic banking. As a result, furniture and equipment expense increased $154, or 14.88%, for the second quarter of 2009, in comparison to the same period in 2008.
     Six Months Ended June 30, 2009 as compared to the Six Months Ended June 30, 2008
Noninterest expense was $17,840 for the six months ended June 30, 2009. This is an increase of $478 or 2.75%, as compared to $17,362 recorded for the six months ended June 30, 2008. In addition to the special assessment imposed by the FDIC during the second quarter of approximately $550, FDIC assessments increased $678 compared to the same period of 2008 as a result of an increase in the assessment rate that took effect during the first quarter of 2009. The first half of 2009 included $195 of expense related to litigation involving a shareholder of the Corporation referenced above. Included in noninterest expense during the first half of 2008 was $572 related to a special shareholder meeting. This affected outside services, marketing and public relations, and postage expenses.
     Income taxes
The Corporation recognized a tax benefit of $102 during the second quarter of 2009 and an income tax benefit of $1,076 for the same period of 2008. Included in net income for the three months ended June 30, 2009 was $437 of nontaxable income, including $136 related to life insurance policies and $301 of tax-exempt investment and loan interest income.
Income tax expense of $167 was recognized for the six month period ended June 30, 2009 compared to a tax benefit of $665 for the six month period ended June 30, 2008. Included in net income for the six months ended June 30, 2009 was $833 of nontaxable income, including $269 related to life insurance policies and $563 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation.
Balance Sheet Analysis
     Overview
The Corporation’s assets at June 30, 2009 were $1,232,095 as compared to $1,136,135 at December 31, 2008. This is an increase of $95,960, or 8.45%.
     Securities
The composition of the Corporation’s securities portfolio at June 30, 2009 and December 31, 2008 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 3.57% trading securities, 94.75% available for sale securities and 1.68% restricted stock. Available for sale securities are comprised of 18.19% U.S. Government agencies, 72.90% U.S. agency mortgage backed securities, and 8.91% municipal securities. At June 30, 2009 the available for sale securities had a net temporary unrealized gain of $5,063, representing 1.83% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value on June 30, 2009 were $10,630, and did not have any unrealized losses recorded against income.

     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.
Table 5: Details on Loan Balances

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$447,050	$450,081
Real estate mortgage	83,567	96,241
Home equity lines of credit	106,605	100,873
Installment	166,327	156,356

Total Loans	803,549	803,551
Allowance for loan losses	(12,978)	(11,652)

Net Loans	$790,571	$791,899

Total loans at June 30, 2009 were $803,549. This is a decrease of $2 from December 31, 2008. At June 30, 2009, commercial loans represented 55.63% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 33.97% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 10.40% of total portfolio loans.
Loans held for sale, and not included in portfolio loans, were $6,438 at June 30, 2009. Mortgage loans held for sale represented 33.13% and installment loans represented 66.87% of loans held for sale. There were no commercial loans held for sale at June 30, 2009. Loans held for sale at December 31, 2008 were $3,580 and consisted of 1.59% mortgage loans and 98.41% installment loans. The Corporation retains the servicing rights on these loans.
     Deposits
Table 6: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits	$91,612	$87,302	0.00%	0.00%
Interest checking	122,753	122,527	0.32	0.86
Savings deposits	79,598	82,276	0.24	0.60
Money market accounts	105,722	113,968	0.63	1.85
Consumer time deposits	475,600	395,686	3.20	3.89
Public time deposits	85,154	63,652	2.55	4.01
Brokered time deposits	12,488	13,890	4.27	5.01

Total Deposits	972,927	879,301	1.97	2.82
Short-term borrowings	25,884	27,700	0.53	1.40
FHLB borrowings	47,893	62,341	3.28	3.72
Junior subordinated debentures	20,746	20,778	4.82	5.65

Total borrowings	94,523	110,819	2.87	3.50

Total funding	$1,067,450	$990,120	2.24%	2.90%

Total deposits at June 30, 2009 were $1,014,724, an increase of $93,549, or 10.16% over December 31, 2008. Average deposits for the six months ended June 30, 2009 were $972,927 compared to average deposits of $879,301 for the year ended December 31, 2008. Average consumer time deposits increased $79,914 over the six month period between December 31, 2008 and June 30, 2009 despite aggressive reaction to rate cuts during the first quarter of 2009. Average brokered time deposits remained relatively constant during this same period as the Corporation has been less reliant on brokered time deposits over the last several months. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
Substantially all of the Bank’s deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the Deposit Insurance Fund (“DIF”) reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Current law also requires the FDIC to implement a restoration plan when it determines that the DIF reserve ratio has fallen, or will fall within six months, below 1.15% of estimated insured deposits. On May 22, 2009 the FDIC imposed a 5 basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as reported in the report of condition of June 30, 2009 and collected on September 30, 2009.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2009, the Corporation had $29,289 of short-term borrowings. There were no federal funds purchased at June 30, 2009, and repurchase agreements increased $6,631 over December 31, 2008. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $43,006 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $53,357 at December 31, 2008. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $107,679 at June 30, 2009. This is an increase of 0.58% over December 31, 2008. Net income increased total shareholders’ equity by $1,833 for the six months ended June 30, 2009. Other factors increasing shareholders’ equity were a $736 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $57 increase for share-based payment arrangements, net of tax. Cash dividends payable to common shareholders in the amount of $1,313 and preferred shareholders in the amount of $693 decreased total shareholders’ equity in the first six months of 2009.
The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2009, at a cost of $6,092. The Corporation and the Bank continue to monitor growth of the balance sheet to stay within the guidelines established by applicable regulatory authorities. At June 30, 2009 and December 31, 2008, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.
The Corporation elected on July 14, 2009 to terminate its status as a financial holding company. The Corporation will remain a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.

The Corporation’s Management does not believe that this election will have an adverse effect on the Corporation’s current operations as the Corporation does not currently engage in any activities that would require the Corporation to be registered as a financial holding company.
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
     Nonperforming Assets, Delinquency and Potential Problem Loans
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven. Nonperforming loans at June 30, 2009 were $33,133 as compared to $19,592 at December 31, 2008, an increase of $13,541. Of this total, commercial loans were $24,222 as compared to $14,209 at December 31, 2008. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At June 30, 2009, construction and land development represented $2,214 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at June 30, 2009 was 5.28% of total loans as compared to 3.76% at December 31, 2008. Total 30-90 day delinquency was 1.19% of total loans at June 30, 2009 and 1.34% at December 31, 2008.
Other foreclosed assets were $1,170 as of June 30, 2009 compared to $1,108 at December 31, 2008. The $1,170 is comprised of $342 in 1-4 family residential properties and $828 in non-farm non-residential properties. This compares to $837 in 1-4 family residential properties with the remainder in non-farm non-residential properties as of December 31, 2008.

Table 7 sets forth nonperforming assets at June 30, 2009 and December 31, 2008.
Table 7: Nonperforming Assets

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial loans	$24,222	$14,209
Real estate mortgage	6,536	3,465
Home equity lines of credit	933	989
Installment loans	1,442	929

Total nonperforming loans	33,133	19,592

Other foreclosed assets	1,170	1,108

Total nonperforming assets	$34,303	$20,700
Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming assets	37.83%	56.29%

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2009 and 2008.

Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$11,575	$8,000	$11,652	$7,820
Charge-offs:
Commercial	(470)	(425)	(1,444)	(443)
Real estate mortgage	(86)	(169)	(143)	(275)
Home equity lines of credit	(334)	(79)	(705)	(89)
Installment	(429)	(139)	(951)	(325)
DDA Overdrafts	(50)	(62)	(99)	(114)

Total charge-offs	(1,369)	(874)	(3,342)	(1,246)

Recoveries:
Commercial	135	14	168	41
Real estate mortgage	12	—	12	—
Home equity lines of credit	22	—	24	—
Installment	109	59	143	92
DDA Overdrafts	10	11	28	29

Total Recoveries	288	84	375	162

Net Charge-offs	(1,081)	(790)	(2,967)	(1,084)

Provision for loan losses	2,484	4,664	4,293	5,138
Balance at end of period	$12,978	$11,874	$12,978	$11,874

The allowance for loan losses at June 30, 2009 was $12,978, or 1.62%, of outstanding loans, compared to $11,874, or 1.54%, of outstanding loans at June 30, 2008 and $11,652 or 1.45%, of outstanding loans at December 31, 2008. The allowance for loan losses was 37.83% and 76.96% of nonperforming loans at June 30, 2009 and June 30, 2008, respectively.
Net charge-offs for the three months ended June 30, 2009 were $1,081, as compared to $790 for the three months ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $2,967, as compared to $1,084 for the six months ended June 30, 2008. Annualized net charge-offs as a percent of average loans for the second quarter and first six months of 2009 were 0.54% and 0.74% respectively, as compared to 0.42% and 0.29% respectively, for the same periods in 2008. The provision charged to expense was $2,484 for the three months ended June 30, 2009 and $4,664 for the same period 2008. The provision for loan losses for the three month and six month periods ended June 30, 2009 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at June 30, 2009. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2009, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $574 or 3.14%, and in a -200 basis point shock, net interest income would increase $626, or 3.42%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. June 30, 2009, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 7.64% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 11.53%.
     Liquidity Risk Management
Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation relies on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk.
The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $51,161 at June 30, 2009.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the Securities and Exchange Commission on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Annual Meeting. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On June 11, 2009, the Court held a case management conference. The Court set a discovery cut-off for December 11, 2009 and trial for March 1, 2010. The Corporation has served written discovery on Mr. Osborne.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 4. Submission of Matters to a Vote of Security Holders.
At the Corporation’s Annual Meeting of the Shareholders held on April 28, 2009, the shareholders of the Corporation elected five director nominees to serve as members of Class III of the Board of Directors for a term of three (3) years which expires in 2011 in accordance with Article IV, Section 1 of the Regulations:

Proposal 1
Election of Directors	For	Withheld

J. Martin Erbaugh	4,577,654	704,026
Lee C. Howley	4,580,090	701,590
Daniel E. Klimas	4,492,156	789,164
Jeffrey F. Riddell	4,577,292	704,388
John W. Schaeffer, M.D.	4,836,673	445,007
There were 1,915,295 broker non-votes at the April 28, 2009 shareholder meeting.
Daniel P. Batista, Robert M. Campana, James F. Kidd, Daniel G. Merkel, Thomas P. Perciak, Donald F. Zwilling, Terry D. Goode, James R. Herrick and Benjamin G. Norton are directors of the Corporation with terms continuing after the annual meeting.
The Corporation’s shareholders approved a non-binding advisory proposal relating to the Corporation’s executive compensation program. The Corporation’s shareholders did not approve two shareholder proposals presented at the annual meeting, one of which proposed an amendment to the Corporation’s Articles of Incorporation to declassify the Board of Directors and provide for annual elections of all directors and the other proposed implementing requirements relating to the amount of Corporation common shares to be owned by the President and CEO.
The results of these proposals voted on at the shareholders meeting were as follows:

Proposal 2	For	Against	Abstain

Advisory Approval of Executive Compensation Plan	4,112,330	1,102,820	66,528

Proposal 3*	For	Against	Abstain

Shareholder Proposal to Declassify the Board of Directors	1,711,577	1,633,794	31,070

*	Required affirmative vote of shareholders of at least two-thirds of the outstanding shares to pass

Proposal 4	For	Against	Abstain

Shareholder Proposal Regarding President and CEO Share Ownership Requirement	1,474,615	1,832,086	69,740
Item 6. Exhibits.
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 7, 2009	/s/ Gary J. Elek
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