Form 10-Q
period 2009-09-30
LNB BANCORP INC
filed 2009-11-06
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of common shares of the registrant outstanding on November 5, 2009 was 7,295,663.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$18,670	$21,723
Federal funds sold and short-term investments	16,004	15,200

Cash and cash equivalents	34,674	36,923
Interest-bearing deposits in other banks	357	352
Securities: (Note 5)
Trading securities, at fair value	8,865	11,261
Available for sale, at fair value	273,144	223,052

Total securities	282,009	234,313
Restricted stock	4,985	4,884
Loans held for sale	1,707	3,580
Loans: (Note 6)
Portfolio loans	813,600	803,551
Allowance for loan losses (Note 6)	(22,556)	(11,652)

Net loans	791,044	791,899

Bank premises and equipment, net	10,311	11,504
Other real estate owned	1,071	1,108
Bank owned life insurance	16,282	15,742
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	1,040	1,142
Accrued interest receivable	4,337	4,290
Other assets	11,780	8,816

Total Assets	$1,181,179	$1,136,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$93,200	$93,994
Savings, money market and interest-bearing demand	290,553	292,679
Certificates of deposit	585,238	534,502

Total deposits	968,991	921,175

Short-term borrowings (Note 9)	31,422	22,928
Federal Home Loan Bank advances (Note 10)	43,005	53,357
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	2,820	3,813
Accrued taxes, expenses and other liabilities	9,323	7,183

Total Liabilities	1,076,181	1,029,076

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at September 30, 2009 and December 31, 2008.	—	—
Fixed rate cumulative perpetual preferred stock, Series B, no par value, 25,223 shares authorized and issued at September 30, 2009 and December 31, 2008.	25,223	25,223
Discount on Series B preferred stock	(134)	(146)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at September 30, 2009 and December 31, 2008.	7,624	7,624
Additional paid-in capital	37,852	37,783
Retained earnings	36,733	41,682
Accumulated other comprehensive income	3,646	839
Treasury shares at cost, 328,194 shares at September 30, 2009 and at December 31, 2008	(6,092)	(6,092)

Total Shareholders’ Equity	104,998	107,059

Total Liabilities and Shareholders’ Equity	$1,181,179	$1,136,135

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$11,536	$11,976	$34,507	$36,514
Securities:
U.S. Government agencies and corporations	2,554	1,861	7,566	5,795
State and political subdivisions	261	203	760	551
Trading securities	88	209	334	738
Other debt and equity securities	65	82	183	214
Federal funds sold and short-term investments	19	54	52	130

Total interest and dividend income	14,523	14,385	43,402	43,942
Interest Expense
Deposits	4,326	5,135	13,829	17,041
Federal Home Loan Bank advances	351	646	1,131	1,769
Short-term borrowings	43	93	111	354
Junior subordinated debentures	225	282	721	890

Total interest expense	4,945	6,156	15,792	20,054

Net Interest Income	9,578	8,229	27,610	23,888
Provision for Loan Losses (Note 6)	11,067	471	15,360	5,609

Net interest income (loss) after provision for loan losses	(1,489)	7,758	12,250	18,279
Noninterest Income
Investment and trust services	496	441	1,405	1,560
Deposit service charges	1,211	1,258	3,332	3,559
Other service charges and fees	766	704	2,108	2,030
Income from bank owned life insurance	213	154	540	735
Other income	52	67	216	736

Total fees and other income	2,738	2,624	7,601	8,620
Securities gains, net	88	223	674	506
Gains on sale of loans	341	298	963	642
Gains (losses) on sale of other assets, net	(43)	13	(13)	(122)

Total noninterest income	3,124	3,158	9,225	9,646
Noninterest Expense
Salaries and employee benefits	3,610	3,828	11,130	11,467
Furniture and equipment	1,039	1,049	3,370	3,080
Net occupancy	571	556	1,785	1,816
Outside services	657	522	2,001	1,996
Marketing and public relations	228	247	767	829
Supplies, postage and freight	311	408	951	1,092
Telecommunications	208	189	596	635
Ohio franchise tax	232	225	689	670
FDIC assessments	743	177	2,032	237
Other real estate owned	89	285	263	892
Electronic banking expenses	209	237	598	747
Loan and collection expense	385	256	963	716
Other expense	455	519	1,432	1,683

Total noninterest expense	8,737	8,498	26,577	25,860

Income (loss) before income tax expense (benefit)	(7,102)	2,418	(5,102)	2,065
Income tax expense (benefit)	(2,726)	595	(2,559)	(70)

Net Income (Loss)	$(4,376)	$1,823	$(2,543)	$2,135

Dividends and accretion on preferred stock	319	—	937	—

Net Income (Loss) Available to Common Shareholders	$(4,695)	$1,823	$(3,480)	$2,135

Net Income (Loss) Per Common Share (Note 2)
Basic	$(0.64)	$0.25	$(0.48)	$0.29
Diluted	(0.64)	0.25	(0.48)	0.29
Dividends declared	0.01	0.09	0.19	0.45
Average Common Shares Outstanding
Basic	7,295,663	7,295,663	7,295,663	7,295,663
Diluted	7,295,663	7,295,663	7,295,663	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred					Accumulated
	Stock	Warrant to		Additional		Other
	(net of	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	discount)	Common Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2008	$—	$—	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative affect of split-dollar life insurance					(725)			(725)
Comprehensive income:
Net Income					2,135			2,135
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						(474)		(474)

Total comprehensive income								1,661
Share-based compensation income				33				33
Common dividends declared, $.45 per share					(3,282)			(3,282)

Balance, September 30, 2008	$—	$—	$7,624	$37,745	$41,079	$(16)	$(6,092)	$80,340

Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income (Loss)					(2,543)			(2,543)
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						2,807		2,807

Total comprehensive income								264
Share-based compensation income				69				69
Preferred dividends and accretion of discount	12				(1,020)			(1,008)
Common dividends declared, $.19 per share					(1,386)			(1,386)

Balance, September 30, 2009	$25,089	$146	$7,624	$37,852	$36,733	$3,646	$(6,092)	$104,998

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net income (loss)	$(2,543)	$2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,360	5,609
Depreciation and amortization	1,243	1,345
Amortization (accretion) of premiums and discounts	1,152	(447)
Amortization of intangibles	102	104
Amortization of loan servicing rights	253	164
Amortization of deferred loan fees	175	55
Federal deferred income tax expense (benefit)	(3,614)	1,459
Securities gains, net	(674)	(506)
Share-based compensation expense, net of tax	69	33
Loans originated for sale	(92,988)	(72,075)
Proceeds from sales of loan originations	90,130	71,115
Net gain from loan sales	(963)	(642)
Net loss on sale of other assets	13	122
Net decrease in accrued interest receivable and other assets	(1,584)	(2,482)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	990	(1,698)

Net cash provided by operating activities	7,121	4,291

Investing Activities
Proceeds from sales of available-for-sale securities	28,089	77,069
Proceeds from maturities of available-for-sale securities	45,242	33,974
Purchase of available-for-sale securities	(119,941)	(104,018)
Purchase of trading securities	(9,005)	(70,562)
Proceeds from maturities of trading securities	1,292	—
Proceeds from sale of trading securities	10,462	70,850
Purchase of Federal Home Loan Bank Stock	(101)	(250)
Purchase of Federal Reserve Bank Stock	—	(167)
Net increase in loans made to customers	(9,632)	(42,085)
Proceeds from the sale of other real estate owned	869	599
Proceeds from the sale of bank premises and equipment	—	6
Purchase of bank premises and equipment	(366)	(425)

Net cash used in investing activities	(53,091)	(35,009)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(794)	2,100
Net decrease in savings, money market and interest-bearing demand	(2,126)	(23,085)
Net increase in certificates of deposit	50,736	59,706
Net increase (decrease) in short-term borrowings	8,494	(12,229)
Proceeds from Federal Home Loan Bank advances	15,000	65,000
Payment of Federal Home Loan Bank advances	(25,352)	(35,350)
Dividends paid	(2,237)	(3,282)

Net cash provided by financing activities	43,721	52,860

Net increase (decrease) in cash and cash equivalents	(2,249)	22,142
Cash and cash equivalents, January 1	36,923	23,523

Cash and cash equivalents, September 30	$34,674	$45,665

Supplemental cash flow information
Interest paid	$16,773	$20,574
Income taxes paid	400	1,350
Transfer of other real estate owned to loans	—	335
Transfer of loans to other real estate owned	646	688
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a bank holding company engaged in the business of commercial and retail banking, investment management and trust services, and banking centers located throughout Lorain, eastern Erie, western Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation held trading securities as of September 30, 2009 and December 31, 2008. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2009 and December 31, 2008, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
     Restricted Stock
The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank of Cleveland. The Bank also owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock, is recorded at redemption value which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

     Loans Held For Sale
Loans held for sale are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
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
     Split-Dollar Life Insurance
The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to post-retirement periods. The liability is recognized based on the substantive agreement with the employee. This accounting became effective January 1, 2008 and was applied as a change in accounting principle through a $725 cumulative-effect adjustment to retained earnings as of January 1, 2008.
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
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of September 30, 2009, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) has been issued. No such stock had been issued as of September 30, 2008. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares, none of which have been issued.
     New Accounting Pronouncements
Management is not aware of any proposed or recent regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.
     Subsequent Events
We have evaluated subsequent events through November 6, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,295,663	7,295,663	7,295,663	7,295,663
Dilutive effect of incentive stock options	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,295,663	7,295,663	7,295,663	7,295,663

Net Income (Loss)	$(4,376)	$1,823	$(2,543)	$2,135
Preferred stock dividend and accretion	319	—	937	—

Income (Loss) Available to Common Shareholders	$(4,695)	$1,823	$(3,480)	$2,135

Basic Earnings (Loss) Per Common Share	$(0.64)	$0.25	$(0.48)	$0.29

Diluted Earnings (Loss) Per Common Share	$(0.64)	$0.25	$(0.48)	$0.29

Stock options for 201,000 common shares were not considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2009 and 2008, respectively, because they were antidilutive. Additionally, stock options for 2,500 common shares were not considered in computing diluted earnings per share for the three and nine month periods ended September 30, 2009 due to the net loss.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,340 on September 30, 2009 and $1,309 on December 31, 2008.
(4) Goodwill and Intangible Assets
On May 10, 2007, LNB Bancorp, Inc. completed the acquisition of Morgan Bancorp, Inc., of Hudson, Ohio and its wholly-owned subsidiary, Morgan Bank, NA. Under the terms of the transaction, the Corporation acquired all of the outstanding stock of Morgan Bancorp, Inc. in a stock and cash merger transaction valued at $27,864. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair values are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $18,755. The Corporation recorded $1,367 in core deposit intangibles related to the acquisition of Morgan Bank, NA. These core deposit intangibles were amortized $34 for the three months ended September 30, 2009 and September 30, 2008 and $102 and $104 for the nine months ended September 30, 2009 and September 30, 2008, respectively.
The consolidated statements of income reflect the operating results of the Morgan Bank division of the Corporation since the effective date of the acquisition.
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets, including those from the Morgan Bancorp, Inc. acquisition, follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Core deposit intangibles	$2,643	$2,643
Less: accumulated amortization	1,603	1,501

Carrying value of core deposit intangibles	$1,040	$1,142

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed at a reporting unit level by applying a fair-value based test using discounted estimated future net cash flows. The goodwill analysis for impairment is being performed by an independent service provider as of September 30, 2009 and is currently in process.
(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2009 and December 31, 2008 follows:

	At September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$54,762	$528	$(159)	$55,131
Mortgage backed securities	184,810	6,537	—	191,347
State and political subdivisions	25,370	1,296	—	26,666

Total securities available for sale	$264,942	$8,361	$(159)	$273,144

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$46,418	$1,134	$—	$47,552
Mortgage backed securities	150,718	2,886	(196)	153,408
State and political subdivisions	21,969	438	(315)	22,092

Total securities available for sale	$219,105	$4,458	$(511)	$223,052

The cost, gross unrealized gains and losses and fair values of trading securities at September 30, 2009 and December 31, 2008 follows:

	Trading Securities held at September 30, 2009
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
		(Dollars in thousands)
Trading Securities	$8,789	$76	$—	$8,865

	Trading Securities held at December 31, 2008
		Aggregate Unrealized	Aggregate Unrealized	Fair
	Cost	Gains recorded to income	Losses recorded to income	Value
	(Dollars in thousands)
Trading Securities	$11,245	$16	$—	$11,261

(6) Loans and Allowance for Loan Losses
Loan balances at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$70,692	$60,725
One to four family residential	224,705	231,757
Multi-family residential	29,892	26,284
Non-farm non-residential properties	281,972	296,393
Commercial and industrial loans	66,599	60,846
Personal loans to individuals:
Auto, single payment and installment	136,259	123,807
All other loans	3,481	3,739

Total loans	813,600	803,551
Allowance for loan losses	(22,556)	(11,652)

Net loans	$791,044	$791,899

Activity in the allowance for loan losses for the six-month periods ended September 30, 2009 and September 30, 2008 is summarized as follows:

	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Balance at the beginning of period	$11,652	$7,820
Provision for loan losses	15,360	5,609
Loans charged-off	(4,875)	(2,655)
Recoveries on loans previously charged-off	419	581

Balance at the end of the year	$22,556	$11,355

Nonaccrual loans at September 30, 2009 were $42,018, as compared to $19,592 at December 31, 2008, and $17,932 at September 30, 2008.
(7) Stock Options and Stock Appreciation Rights
A broad-based equity incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Options were granted under this Plan in 2007 and 2008. On May 14, 2009, the Corporation granted 2,500 options to its Chief Financial Officer at $5.34 per share, with the options expiring in 2019. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) under the Corporation’s Stock Appreciation Rights Plan to eight employees, 15,500 of which have expired due to employee terminations.
The expense recorded for the three months ending September 30, 2009 was $3 for SAR’s and $12 for stock options. For the nine months ending September 30, 2008 there was expense of $3 recorded for SARs and $69 for stock options. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of September 30, 2009 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2009	2006
Type	Option	Option	Option	Option	Option	Option	Option	Option	SAR’s
Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	38,500	2,500	14,500
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$5.34	$19.00
Number of Options Vested	2,500	30,000	30,000	20,000	6,667	16,666	12,998	—	14,500

Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.27%	1.42%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	6.74%	6.86%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.68%	15.68%	22.97%	25.19%
Expected Life — years	5	6	6	7	6	6	6	6	4
A summary of the status of stock options at September 30, 2009, and changes during the nine months then ended, is presented in the table below:

	2009		2008
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price per Share	Options	Price per Share
Options outstanding, December 31, 2008	203,500	$16.18	112,500	$17.57
Granted	2,500	5.34	99,500	14.47
Forfeited or expired	(2,500)	14.47	(8,500)	14.47
Exercised	—	—	—	—

Options outstanding, September 30, 2009	203,500	$16.07	203,500	$16.18

Options vested and exercisable, September 30, 2009	118,831	$17.18	69,167	$18.23

(8) Deposits
Deposit balances at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand and other noninterest-bearing	$93,200	$93,994
Interest checking	122,613	115,102
Savings	79,908	78,526
Money market accounts	88,032	99,051
Consumer time deposits	497,296	449,772
Public time deposits	87,942	72,247
Brokered time deposits	—	12,483

Total deposits	$968,991	$921,175

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $115,581 and $153,677 at September 30, 2009 and December 31, 2008, respectively. Brokered time deposits totaling $0 and $12,483 at September 30, 2009 and December 31, 2008, respectively, are included in these totals.
The maturity distribution of certificates of deposit as of September 30, 2009 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$406,465	$79,636	$11,175	$20	$497,296
Public time deposits	84,957	2,768	217	—	87,942

Total time deposits	$491,422	$82,404	$11,392	$20	$585,238

(9) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2009, the Bank had pledged approximately $3,906 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $1,953. No amounts were outstanding at September 30, 2009 or December 31, 2008.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the periods ended September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Securities sold under repurchase agreements
Period End:
Outstanding	$31,422	$22,928
Interest rate	0.50%	0.50%
Average:
Outstanding	$28,214	$25,875
Interest rate	0.53%	1.19%
Maximum month-end balance	$37,295	$30,781

Federal funds purchased
Period End:
Outstanding	$—	$—
Interest rate	n/a	n/a
Average:
Outstanding	$—	$1,989
Interest rate	n/a	3.87%
Maximum month-end balance	$—	$12,900

(10) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $43,005 and $53,357 at September 30, 2009 and December 31, 2008 respectively. All advances are bullet maturities with no call features. At September 30, 2009, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans, home equity lines of credit and investment securities of $89,584, $108,335 and $14,381, respectively. The maximum borrowing capacity of the Bank at September 30, 2009 was $59,009 with unused collateral borrowing capacity of $15,954. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.
The following table presents the activity on this line of credit for the periods ended September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Maturities January 2009 through December 2009, with fixed rates ranging from 3.36% to 5.00%, averaging 5.00% in 2009 and 3.60% in 2008.	$450	$25,794
Maturity January 2010, fixed rate 3.58%	10,000	10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2009 and 2008.	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	—
Maturity January 2014, fixed rate 3.55%	55	63
Maturity July 2015, fixed rate 4.76%	2,500	2,500

Total FHLB advances	$43,005	$53,357

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at May 9, 2007, the date of the Indenture for the trusts, or thereafter incurred. At September 30, 2009, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2009 were 1.78% and 6.64% for Trust I and Trust II, respectively.
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
A summary of the contractual amount of commitments at September 30, 2009 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$80,212
Home equity lines of credit	76,947
Standby letters of credit	8,916

Total	$166,075

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2009 and December 31, 2008.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant and equipment, goodwill and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$35,031	$35,031	$37,275	$37,275
Securities	282,009	282,009	234,313	234,313
Restricted stock	4,985	4,985	4,884	4,884
Portfolio loans, net	791,044	813,983	791,899	836,432
Loans held for sale	1,707	1,707	3,580	3,580
Accrued interest receivable	4,337	4,337	4,290	4,290
Financial liabilities
Deposits:
Demand, savings and money market	383,753	383,753	386,673	386,673
Certificates of deposit	585,238	593,392	534,502	546,497

Total deposits	968,991	977,145	921,175	933,170

Short-term borrowings	31,422	31,422	22,928	22,928
Federal Home Loan Bank advances	43,005	43,911	53,357	54,647
Junior subordinated debentures	20,620	22,339	20,620	21,492
Accrued interest payable	2,820	2,820	3,813	3,813
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.
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
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	September 30, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Trading Securities	$8,865	$8,865	$—	$—
Available for Sale Securities	273,144	246,478	26,666	—

Total	$282,009	$255,343	$26,666	$—

Gains of $315 were included under security gains in earnings for the nine month period ended September 30, 2009 for assets held and measured at fair value as of September 30, 2009.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2009, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended September 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $33,040 at September 30, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

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
This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2009. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition;

•	persisting volatility and limited credit availability in the financial markets, particularly if limitations on the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise; initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	limitations on the Corporation’s ability to pay dividends;

•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	asset price deterioration, which has had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
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
The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.
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

Income Taxes
The Corporation computes income tax expense (benefit) by applying the current statutory tax rates to net taxable income (loss) after consideration of permanent differences. Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and book basis of an asset or liability and will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carry forward attributes may be offset against taxable temporary differences reversing in future periods or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income.
New Accounting Pronouncements
Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.
Summary of Earnings (Dollars in thousands except per share data)
Net loss for the third quarter of 2009 was $4,376, and $2,543 for the nine months ended September 30, 2009. Net loss available to common shareholders for the third quarter of 2009 was $4,695, or $0.64 per diluted common share. Net loss available to common shareholders for the nine months ended September 30, 2009 was $3,480, or $0.48 per diluted common share. This compares to net income of $1,823, or $.25 per diluted share, for the third quarter of 2008 and net income of $2,135, or $.29 per diluted share, for the nine months ended September 30, 2008.
Third quarter earnings were significantly impacted by higher credit cost as the Corporation provided $11,067 for possible loan losses. The higher provision is a result of an increase in problem loans, including non-accrual and classified loans, and the decline in collateral values associated with these loans during the third quarter. The provision for the third quarter on a per share basis equaled $1.52 compared to $.06 for the same period one year ago. Net charge-offs for the quarter were $1,489 led largely by consumer loans given the weakness of the local economy. For the nine month period, the provision for loan losses equaled $15,360 or $2.11 per share in 2009 compared to $5,609 or $.77 per share in 2008. By comparison, the provision expense for the year ended December 31, 2007 was $2,225 or $.32 per share.
Net interest income on the fully tax-equivalent basis (“FTE”) for the quarter ended September 30, 2009 was $9,714 compared to $8,342 for the same period one year ago. The net interest margin improved from 3.28% in the third quarter of 2008 to 3.30% in 2009 as the cost of interest bearing liabilities fell from 2.70% in 2008 to 1.92% in 2009, a decline of 78 basis points and the yield on earning assets dropped from 5.71% in 2008 to 4.97% in 2009, or 74 basis points. Total loans averaged $818,877 for the third quarter of 2009 compared to $790,746 in 2008. Installment loans and home equity lines of credit continue to account for a significant portion of the growth, installments increased $12,358 and home equities $14,742, commercial loans for the same period increased $16,232. Mortgage loans decreased by $15,201 as the Corporation continues to sell new loan production to Freddie Mac rather than adding the loans to the loan portfolio. During the third quarter, $7,363 of mortgage loans were sold. Over the past year the Corporation has seen a strong continued growth in deposits, primarily time deposits, in both consumer and public funds, reducing its reliance on non-core funding alternatives.
Noninterest income ended the quarter at $3,124 compared to $3,158 for the third quarter of 2008. Fee income, which excludes the gain on the sale of assets, was up 4.3% year over year. Trust and brokerage fees improved in the third quarter, ending the quarter at $496 compared to $441 in the third quarter of 2008. Service charges on deposit accounts remain flat period over period as customers remain conservative in managing their accounts. Gain on the sale of loans was up $43 or 14.4% for the quarter and $321 or 50.0% for the nine month periods, primarily due to higher mortgage loan originations given the low interest rate environment and the increase in refinancing activity.
Total noninterest expense for the third quarter of 2009 was $8,737 compared to $8,498 for 2008. For the first nine months of 2008 and for the first nine months of 2009, total noninterest expense was $26,577 compared to $25,860 for the same period in 2008. FDIC assessments represent a significant increase year over year. Excluding the FDIC expense, both the quarter and year-to-date periods saw lower non-interest expenses compared to 2008. Salary and employee benefits were down 5.7% or $218 for the third quarter compared to 2008 and 2.9% or $337 year-to-date. The Corporation continues to be extremely diligent in addressing the noninterest expenses within its control. The

Corporation’s efficiency ratio for the third quarter of 2009 was 68.06% compared to 73.90% for the same period of 2008 and for the first nine months of 2009, was 71.38% compared to 76.40% for the first half of 2008.
Results of Operations
Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 75.41% of the Corporation’s revenues for the three months ended September 30, 2009. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
     Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008
Net interest income, before provision for loan losses, was $9,578 for the third quarter 2009 as compared to $8,229 during the same quarter 2008. Adjusting for tax-exempt income, net interest income, before provision for loan losses, for the third quarter 2009 and 2008 was $9,714 and $8,342, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.30% for the three months ended September 30, 2009 compared to 3.28% for the three months ended September 30, 2008.
Average earning assets for the third quarter of 2009 were $1,169,229. This was an increase of $158,841 or 15.72% over the same quarter last year. The yield on average earning assets was 4.97% in the third quarter of 2009 as compared to 5.71% for the same period last year. The yield on average loans during the third quarter of 2009 was 5.60%. This was 44 basis points lower than that of the third quarter of 2008 at 6.04%. Interest income from securities was $3,083 (FTE) for the three months ended September 30, 2009, as compared to $2,447 during the third quarter of 2008. The yield on average securities was 4.21% and 4.80% for these periods, respectively. The cost of interest-bearing liabilities was 1.92% during the third quarter of 2009 as compared to 2.70% during the same period in 2008. The average cost of trust preferred securities was 4.31% for the third quarter of 2009, compared to 5.40% for the third quarter of 2008. One half of the securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.
     Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008
Net interest income, before provision for loan losses, for the first nine months of 2009 was $27,610 as compared to $23,888 for the same period in 2008. Adjusting for tax-exempt income, net interest income, before provision for loan losses, for the first nine months of 2009 and 2008 was $28,006 and $24,202, respectively. The net interest margin FTE was 3.30% for the nine months ended September 30, 2009 compared to 3.24% for the nine months ended September 30, 2008.
Interest income FTE produced by earning assets during the first nine months of 2009 was $43,798. This compares to interest income from earning assets of $44,256 during the first nine months of 2008. Average earning assets increased $138,002, or 13.85%, to $1,134,258 for the first nine months of 2009 as compared to $996,256 for the first nine months of 2008. The yield on average earning assets was 5.16% for the first nine months of 2009 as compared to 5.93% for the same period last year, or a decrease of 77 basis points.
Interest income FTE from loans was $34,657 for the first nine months of 2009, and $36,583 for the first nine months of 2008. The yield on loans for the first nine months of 2009 and 2008 was 5.69% and 6.32%, respectively. Average loans increased $39,033, or 5.05%, over the same period of 2008. Average installment loans (primarily indirect auto loans) increased $17,497 and average commercial loans increased $13,310 when comparing the first nine months of 2009 to the first nine months of 2008.
Interest expense was $15,792 for the first nine months of 2009 compared to $20,054 for the first nine months of 2008. Average interest-bearing liabilities increased $98,721, or 11.06%, to $991,361 for the first nine months of 2009 as compared to $892,640 for the first nine months of 2008. Interest expense from deposits for the first nine months of the year was $13,829 in 2009 and $17,041 in 2008. Average interest-bearing deposits for the first nine months of 2009 increased $116,638 over the same period in 2008. The cost of deposits for the first nine months of 2009 decreased 87 basis points in comparison to the first nine months of 2008. During the nine month period ending

September 30, 2009, average brokered time deposits decreased $4,162 while average consumer time deposits increased $99,910 in comparison to the same period in 2008.
Table 1 displays the components of net interest income for the three and nine months ended September 30, 2009 and 2008. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

	Three Months Ended September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$265,086	$2,707	4.05%	$183,073	$2,154	4.68%
State and political subdivisions	25,774	376	5.79	19,822	293	5.88
Federal funds sold and short-term investments	59,492	19	0.13	16,747	54	1.28
Commercial loans	453,829	6,325	5.53	437,597	6,991	6.36
Real estate mortgage loans	83,723	1,176	5.57	98,924	1,495	6.01
Home equity lines of credit	107,668	1,088	4.01	92,926	1,045	4.47
Installment loans	173,657	2,968	6.78	161,299	2,466	6.08

Total Earning Assets	$1,169,229	$14,659	4.97%	$1,010,388	$14,498	5.71%

Allowance for loan loss	(13,451)			(11,888)
Cash and due from banks	16,921			19,160
Bank owned life insurance	16,122			15,412
Other assets	47,234			49,797

Total Assets	$1,236,055			$1,082,869

Liabilities and Shareholders’ Equity
Consumer time deposits	$494,926	$3,615	2.90%	$398,462	$3,609	3.60%
Public time deposits	88,223	370	1.66	59,732	571	3.80
Brokered time deposits	5,707	55	3.84	8,477	98	4.60
Money market accounts	135,694	168	0.49	108,528	459	1.68
Savings deposits	80,054	41	0.20	83,137	133	0.64
Interest-bearing demand	119,875	77	0.25	124,928	265	0.84
Short-term borrowings	33,684	43	0.51	32,918	93	1.12
FHLB advances	43,005	351	3.24	70,813	646	3.63
Trust preferred securities	20,732	225	4.31	20,758	282	5.40

Total Interest-Bearing Liabilities	$1,021,900	$4,945	1.92%	$907,753	$6,156	2.70%

Noninterest-bearing deposits	94,489			87,358
Other liabilities	11,359			8,466
Shareholders’ Equity	108,307			79,292

Total Liabilities and Shareholders’ Equity	$1,236,055			$1,082,869

Net interest Income (FTE)		$9,714	3.30%		$8,342	3.28%
Taxable Equivalent Adjustment		(136)			(113)

Net Interest Income Per Financial Statements		$9,578			$8,229

	Nine Months Ended September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$249,077	$8,083	4.34%	$195,431	$6,748	4.61%
State and political subdivisions	24,460	1,096	5.99	17,766	795	5.98
Federal funds sold and short-term investments	49,013	52	0.14	10,384	130	1.67
Commercial loans	448,766	19,001	5.66	435,456	21,309	6.54
Real estate mortgage loans	89,245	3,921	5.87	99,143	4,470	6.02
Home equity lines of credit	105,087	3,151	4.01	86,963	3,222	4.95
Installment loans	168,610	8,494	6.74	151,113	7,582	6.70

Total Earning Assets	$1,134,258	$43,798	5.16%	$996,256	$44,256	5.93%

Allowance for loan loss	(12,252)			(9,240)
Cash and due from banks	17,804			20,749
Bank owned life insurance	15,964			15,559
Other assets	47,184			47,300

Total Assets	$1,202,958			$1,070,624

Liabilities and Shareholders’ Equity
Consumer time deposits	$482,112	$11,157	3.09%	$382,202	$11,599	4.05%
Public time deposits	86,188	1,445	2.24	60,047	1,858	4.13
Brokered time deposits	10,203	320	4.19	14,365	562	5.23
Money market accounts	115,823	500	0.58	116,624	1,780	2.04
Savings deposits	79,752	137	0.23	83,145	406	0.65
Interest-bearing demand	121,783	270	0.30	122,840	836	0.91
Short-term borrowings	28,513	111	0.52	29,286	354	1.61
FHLB advances	46,246	1,131	3.27	63,347	1,769	3.73
Trust preferred securities	20,741	721	4.65	20,784	890	5.72

Total Interest-Bearing Liabilities	$991,361	$15,792	2.13%	$892,640	$20,054	3.00%

Noninterest-bearing deposits	92,582			86,396
Other liabilities	10,924			9,576
Shareholders’ Equity	108,091			82,012

Total Liabilities and Shareholders’ Equity	$1,202,958			$1,070,624

Net interest Income (FTE)		$28,006	3.30%		$24,202	3.24%
Taxable Equivalent Adjustment		(396)			(314)

Net Interest Income Per Financial Statements		$27,610			$23,888

     Rate/Volume
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2009 and September 30, 2008. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense
		in 2009 over 2008
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$838	$(285)	$553
State and political subdivisions	87	(4)	83
Federal funds sold and short-term investments	14	(49)	(35)
Commercial loans	226	(892)	(666)
Real estate mortgage loans	(214)	(105)	(319)
Home equity lines of credit	149	(106)	43
Installment loans	211	291	502

Total Interest Income	1,311	(1,150)	161

Consumer time deposits	704	(698)	6
Public time deposits	114	(315)	(201)
Brokered time deposits	18	(61)	(43)
Money market accounts	34	(325)	(291)
Savings deposits	(2)	(90)	(92)
Interest bearing demand	(3)	(185)	(188)
Short-term borrowings	1	(51)	(50)
FHLB advances	(227)	(68)	(295)
Trust preferred securities	—	(57)	(57)

Total Interest Expense	639	(1,850)	(1,211)

Net Interest Income (FTE)	$672	$700	$1,372

Net interest income (FTE) for the third quarter 2009 and 2008 was $9,714 and $8,342, respectively. Interest income (FTE) for the third quarter of 2009 increased $161 in comparison to the same period in 2008. This increase is attributable to $1,150 decrease due to rate, offset by an increase of $1,311 due to volume. For the same period, interest expense decreased $1,211, with the decrease being attributable to a $1,850 decrease due to rate, offset by an increase due to volume of $639. Overall, while balance sheet growth contributed $672 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $700, had a more significant contribution to the overall net interest income (FTE) increase of $1,372.

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense
		in 2009 over 2008
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$1,741	$(406)	$1,335
State and political subdivisions	300	1	301
Federal funds sold and short-term investments	41	(119)	(78)
Commercial loans	564	(2,872)	(2,308)
Real estate mortgage loans	(435)	(114)	(549)
Home equity lines of credit	543	(614)	(71)
Installment loans	881	31	912

Total Interest Income	3,635	(4,093)	(458)

Consumer time deposits	2,312	(2,754)	(442)
Public time deposits	437	(850)	(413)
Brokered time deposits	(128)	(114)	(242)
Money market accounts	(3)	(1,277)	(1,280)
Savings deposits	(6)	(263)	(269)
Interest bearing demand	(2)	(564)	(566)
Short-term borrowings	(3)	(240)	(243)
FHLB advances	(418)	(220)	(638)
Trust preferred securities	(2)	(167)	(169)

Total Interest Expense	2,187	(6,449)	(4,262)

Net Interest Income (FTE)	$1,448	$2,356	$3,804

Net interest income (FTE) for the nine month period ended September 30, 2009 and 2008 was $28,006 and $24,202, respectively. Interest income (FTE) decreased $458 during the first nine months of 2009, with $4,093 of the decrease due to rate offset by an increase of $3,635 due to volume. For the same period, interest expense decreased $4,262, with an increase of $2,187 due to volume, offset by a decrease of $6,449 due to rate. Overall, net interest income (FTE) increased $3,804 driven largely by changes in rate of $2,356 and $1,448 due to volume.
     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$496	$441	$1,405	$1,560
Deposit service charges	1,211	1,258	3,332	3,559
Electronic banking fees	766	704	2,108	2,030
Income from bank owned life insurance	213	154	540	735
Other income	52	67	216	736

Total fees and other income	2,738	2,624	7,601	8,620

Gain on sale of securities	88	223	674	506
Gain on sale of loans	341	298	963	642
Gains (losses) on sale of other assets	(43)	13	(13)	(122)

Total noninterest income	$3,124	$3,158	$9,225	$9,646

     Three Months Ended September 30, 2009 as compared to the Three Months Ended September 30, 2008
Noninterest income for the three months ended September 30, 2009 was $3,124, a decrease of $34, or 1.08%, over the same period 2008. Deposit service charges and fees from electronic banking increased $15, or 0.76%, as compared to the same period last year. This increase was primarily the result of a fee charged to business accounts during the third quarter of 2009 that was implemented to recapture a portion of the Corporation’s FDIC assessments. Total net gains recorded during the third quarter of 2009 decreased $147 over the third quarter of 2008. Of this decrease, $135 was attributable to the sale of securities. Sales of bank owned property resulted in a loss of $35 during the third quarter of 2009.
     Nine Months Ended September 30, 2009 as compared to the Nine Months Ended September 30, 2008
Noninterest income for the nine months ended September 30, 2009 was $9,225 or a decrease of $421, or 4.36%, from the same period 2008. The prior period included two non-recurring items, $460 received in a partial redemption of stock issued by VISA and $216 received from the redemption of a bank owned life insurance policy. Excluding these non-recurring items, noninterest income increased 2.84% compared to the same period of 2008. Trust fees and service charges have been adversely affected by the current economic conditions. Trust fees decreased $155, or 9.93%, over the same period of last year and deposit service charges and fees from electronic banking decreased $149, or 2.66%, over the comparable period of last year.
The gain of $674 on securities during the first nine months of 2009 was a combination of a gain on sale of available-for-sale securities of $359 and an unrealized gain on trading securities of $315. The Corporation continues to assess its available-for-sale securities which are due to be called or to mature in the near term for potential sale to be replaced with purchases of mortgage-backed securities and some agency securities in order to implement a strategy to balance interest rate risk and profitability. Given the interest rate environment, the interest rates available on mortgage-backed securities have made these securities more attractive to holders than agency securities.
     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,610	$3,828	$11,130	$11,467
Furniture and equipment	1,039	1,049	3,370	3,080
Net occupancy	571	556	1,785	1,816
Outside services	657	522	2,001	1,996
Marketing and public relations	228	247	767	829
Supplies, postage and freight	311	408	951	1,092
Telecommunications	208	189	596	635
Ohio Franchise tax	232	225	689	670
FDIC Assessments	743	177	2,032	237
Other real estate owned	89	285	263	892
Electronic banking expenses	209	237	598	747
Loan and Collection Expense	385	256	963	716
Other expense	455	519	1,432	1,683

Total noninterest expense	$8,737	$8,498	$26,577	$25,860

     Three Months Ended September 30, 2009 as compared to the Three Months Ended September 30, 2008
Noninterest expense increased $239, or 2.81%, for the third quarter of 2009 over the same period 2008. Contributing to the increase were higher costs for outside services, mainly attorney fees. FDIC assessments increased $566 compared to the same period of 2008 as a result of an increase in the assessment rate that took effect during the second quarter of 2009.
Nine Months Ended September 30, 2009 as compared to the Nine Months Ended September 30, 2008
Noninterest expense was $26,577 for the nine months ended September 30, 2009. This is an increase of $717 or 2.77%, as compared to $25,860 recorded for the nine months ended September 30, 2008. In addition to the special assessment imposed by the FDIC during the second quarter of $580, FDIC assessments increased $1,215 compared to the same period of 2008. Offsetting this increase was a decline in other real estate owned expense of $629. During the second quarter of 2008, certain properties were revalued as a result of the decline in real estate market values. The valuation adjustments that were required were expensed directly to the income statement. The first nine months of 2009 included $199 of expense related to litigation involving a shareholder of the Corporation, the same shareholder that had also requested a special meeting in 2008. Included in noninterest expense during the first nine months of 2008 was $572 related to this special shareholder meeting. This affected outside services, marketing and public relations, and postage expenses.
     Income taxes
The Corporation recognized a tax benefit of $2,726 during the third quarter of 2009 and income tax expense of $595 for the same period of 2008. Included in net income for the three months ended September 30, 2009 was $479 of nontaxable income, including $184 related to life insurance policies and $295 of tax-exempt investment and loan interest income.
An income tax benefit of $2,559 was recognized for the nine month period ended September 30, 2009 compared to a tax benefit of $70 for the nine month period ended September 30, 2008. Included in net income for the nine months ended September 30, 2009 was $1,312 of nontaxable income, including $453 related to life insurance policies and $859 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation.
Balance Sheet Analysis
     Overview
The Corporation’s assets at September 30, 2009 were $1,181,179 as compared to $1,136,135 at December 31, 2008. This is an increase of $45,044, or 3.96%.
     Securities
The composition of the Corporation’s securities portfolio at September 30, 2009 and December 31, 2008 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 3.09% trading securities, 95.17% available for sale securities and 1.74% restricted stock. Available for sale securities are comprised of 20.18% U.S. Government agencies, 70.05% U.S. agency mortgage backed securities, and 9.77% municipal securities. At September 30, 2009 the available for sale securities had a net temporary unrealized gain of $8,202, representing 3.00% of the total amortized cost of the Bank’s available for sale securities. Trading securities held at fair value on September 30, 2009 were $8,865, and did not have any unrealized losses recorded against income.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.

Table 5: Details on Loan Balances

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$455,207	$450,081
Real estate mortgage	82,206	96,241
Home equity lines of credit	108,825	100,873
Installment	167,362	156,356

Total Loans	813,600	803,551
Allowance for loan losses	(22,556)	(11,652)

Net Loans	$791,044	$791,899

Total loans at September 30, 2009 were $813,600. This is an increase of $10,049 from December 31, 2008. At September 30, 2009, commercial loans represented 55.95% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 33.95% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 10.10% of total portfolio loans.
Loans held for sale, and not included in portfolio loans, were $1,707 at September 30, 2009. Mortgage loans held for sale represented 21.56% and installment loans represented 78.44% of loans held for sale. There were no commercial loans held for sale at September 30, 2009. Loans held for sale at December 31, 2008 were $3,580 and consisted of 1.59% mortgage loans and 98.41% installment loans. The Corporation retains the servicing rights on these loans.
     Deposits
Table 6: Deposits and Borrowings

	Year to Date
	Average Balances Outstanding		Average Rates Paid
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits	$92,582	$87,302	0.00%	0.00%
Interest checking	121,783	122,527	0.30	0.86
Savings deposits	79,752	82,276	0.23	0.60
Money market accounts	115,823	113,968	0.58	1.85
Consumer time deposits	482,112	395,686	3.09	3.89
Public time deposits	86,188	63,652	2.24	4.01
Brokered time deposits	10,203	13,890	4.19	5.01

Total Deposits	988,443	879,301	1.87	2.82
Short-term borrowings	28,513	27,700	0.52	1.40
FHLB borrowings	46,246	62,341	3.27	3.72
Junior subordinated debentures	20,741	20,778	4.65	5.65

Total borrowings	95,500	110,819	2.75	3.50

Total funding	$1,083,943	$990,120	2.13%	2.90%

Average deposits for the nine months ended September 30, 2009 were $988,443 compared to average deposits of $879,301 for the year ended December 31, 2008. Average consumer time deposits increased $86,498 over the nine month period between December 31, 2008 and September 30, 2009 despite aggressive reaction to rate cuts during the first quarter of 2009. Average brokered time deposits decreased during this same period as the Corporation has been less reliant on brokered time deposits over the last several months. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within our market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR), which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC will not refund or collect any additional prepaid assessments based upon changes in an institution’s actual assessment rate or the actual decrease in or growth of deposits during these three years. However, any prepaid assessment that is not exhausted by December 30, 2014, would be returned to the institution at that time.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2009, the Corporation had $31,422 of short-term borrowings. There were no federal funds purchased at September 30, 2009, and repurchase agreements increased $8,494 over December 31, 2008. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $43,005 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $53,357 at December 31, 2008. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 11 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $104,998 at September 30, 2009. This is a decrease of 1.92% over December 31, 2008. Net loss decreased total shareholders’ equity by $2,543 for the nine months ended September 30, 2009. Factors increasing shareholders’ equity were a $2,807 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $69 increase for share-based payment arrangements, net of tax. Cash dividends payable to common shareholders in the amount of $1,386 and preferred shareholders in the amount of $1,020 decreased total shareholders’ equity in the first nine months of 2009.
The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2009, at a cost of $6,092. The Corporation and the Bank continue to monitor growth of the balance sheet to stay within the guidelines established by applicable regulatory authorities. At September 30, 2009 and December 31, 2008, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
     Nonperforming Assets, Delinquency and Potential Problem Loans
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven. Nonperforming loans at September 30, 2009 were $42,018 as compared to $19,592 at December 31, 2008, an increase of $22,426. Of this total, commercial loans were $31,705 as compared to $14,209 at December 31, 2008. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At September 30, 2009, construction and land development represented $6,944 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at September 30, 2009 was 5.99% of total loans as compared to 3.76% at December 31, 2008. Total 30-90 day delinquency was 0.82% of total loans at September 30, 2009 and 1.34% at December 31, 2008.
Other foreclosed assets were $1,071 as of September 30, 2009 compared to $1,108 at December 31, 2008. The $1,071 is comprised of $342 in 1-4 family residential properties and $729 in non-farm non-residential properties. This compares to $837 in 1-4 family residential properties with the remainder in non-farm non-residential properties as of December 31, 2008.
Table 7 sets forth nonperforming assets at September 30, 2009 and December 31, 2008.

Table 7: Nonperforming Assets

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial loans	$31,705	$14,209
Real estate mortgage	7,943	3,465
Home equity lines of credit	1,159	989
Installment loans	1,211	929

Total nonperforming loans	42,018	19,592

Other foreclosed assets	1,071	1,108

Total nonperforming assets	$43,089	$20,700
Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming assets	52.35%	56.29%

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2009 and 2008.
Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$12,978	$11,874	$11,652	$7,820
Charge-offs:
Commercial	(366)	(1,097)	(1,810)	(1,540)
Real estate mortgage	—	—	(143)	(275)
Home equity lines of credit	(632)	(72)	(1,337)	(161)
Installment	(472)	(161)	(1,423)	(486)
DDA Overdrafts	(63)	(79)	(162)	(193)

Total charge-offs	(1,533)	(1,409)	(4,875)	(2,655)

Recoveries:
Commercial	3	344	171	385
Real estate mortgage	—	28	12	28
Home equity lines of credit	—	1	24	1
Installment	32	34	175	126
DDA Overdrafts	9	12	37	41

Total Recoveries	44	419	419	581

Net Charge-offs	(1,489)	(990)	(4,456)	(2,074)

Provision for loan losses	11,067	471	15,360	5,609
Balance at end of period	$22,556	$11,355	$22,556	$11,355

The provision for loan losses for the quarter ended September 30, 2009 was $11,067 and for the nine month period ended September 30, 2009 was $15,360. The provision for the third quarter reflects a higher level of non-accrual loans which increased $8,885 during the quarter. Criticized loans also increased during the quarter, by $4,908. In addition, the collateral value of the properties securing these loans continued to decline and specific reserves were increased on a number of these loans as a result of new valuations received during the quarter.
The allowance for loan losses at September 30, 2009 was $22,556, or 2.77%, of outstanding loans, compared to $11,355, or 1.43%, of outstanding loans at September 30, 2008 and $11,652 or 1.45%, of outstanding loans at December 31, 2008. The allowance for loan losses was 53.68% and 65.09% of nonperforming loans at September 30, 2009 and September 30, 2008, respectively.
Net charge-offs for the three months ended September 30, 2009 were $1,489, as compared to $990 for the three months ended September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $4,456, as compared to $2,074 for the nine months ended September 30, 2008. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2009 were 0.72% and 0.73% respectively, as compared to 0.50% and 0.36% respectively, for the same periods in 2008. The provision charged to expense was $11,067 for the three months ended September 30, 2009 and $471 for the same period 2008. The provision for loan losses for the three month and nine month periods ended September 30, 2009 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at September 30, 2009. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2009, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $859 or 3.11%, and in a -200 basis point shock, net interest income would increase $953, or 3.45%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. September 30, 2009, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 10.31% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 14.17%.

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
The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $48,626 at September 30, 2009.
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
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

The Corporation’s ability to pay dividends is subject to limitations.
Holders of the Corporation’s common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, the Corporation’s common shareholders are subject to the prior dividend rights of holders of its preferred stock.
In September 2009, the Corporation reduced its quarterly dividend on its common shares to $0.01 per share and does not expect to increase the quarterly dividend above $0.01 for the foreseeable future. The Corporation could determine to eliminate its common shares dividend altogether. Furthermore, as long as the Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This could adversely affect the market price of the Corporation’s common shares. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.
In addition, terms of the Corporation’s outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Additional capital may not be available to the Corporation if and when it is needed.
The Corporation and the Bank are subject to capital-based regulatory requirements. The ability of the Corporation and the Bank to meet capital requirements is dependent upon a number of factors, including results of operations, level of nonperforming assets, interest rate risk, future economic conditions, future changes in regulatory and accounting policies and capital requirements, and the ability to raise additional capital if and when it is needed. Certain circumstances, such as a reduction of capital due to losses from nonperforming assets or otherwise, could cause the Corporation or the Bank become unable to meet applicable regulatory capital requirements, which may materially and adversely affect the Corporation’s financial condition, liquidity and results of operations. In such an event, additional capital may be required to meet requirements. The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside its control, and on the Corporation’s financial performance. Accordingly, additional capital, if needed, may not be available on terms acceptable to the Corporation. Furthermore, if any such additional capital is raised through the offering of equity securities, it may dilute the holdings of the Corporation’s existing shareholders or reduce the market price of the Corporation’s common shares, or both.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6.	Exhibits.
     (a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: November 6, 2009	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

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