Form 10-K
period 2009-12-31
LNB BANCORP INC
filed 2010-03-12
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 0-13203
LNB Bancorp, Inc.
(Exact name of the registrant as specified in its charter)

Ohio (State of Incorporation)	34-1406303 (I.R.S. Employer Identification No.)
457 Broadway, Lorain, Ohio (Address of principal executive offices)	44052-1769 (Zip Code)

(440) 244-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares Par Value $1.00 Per Share Preferred Share Purchase Rights	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2009 was approximately $39,668,482.

The number of common shares of the registrant outstanding on March 1, 2010 was 7,363,161.

PART I

Item 1.	Business

Overview

LNB Bancorp, Inc. (the “Corporation”) is a diversified banking services company headquartered in Lorain, Ohio. It is organized as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its predecessor, The Lorain Banking Company was a state chartered bank founded in 1905. It merged with the National Bank of Lorain in 1961, and in 1984 became a wholly-owned subsidiary of LNB Bancorp, Inc.

The Corporation engages in lending and depository services, investment and brokerage services, and other traditional banking services. These services are generally offered through the Corporation’s wholly-owned subsidiary, The Lorain National Bank (the “Bank”). The Bank, through an agreement with a registered third-party broker-dealer, Investment Centers of America, Inc., offers mutual funds, variable annuity investments, variable annuity and life insurance products, along with investments in stocks and bonds. Investment Centers of America, Inc. is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.

The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 27 automated teller machines (“ATM’s”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County.

Services

Commercial Lending.  The Bank’s commercial lending activities consist of commercial and industrial loans, commercial real estate loans, construction and equipment loans, letters of credit, revolving lines of credit, Small Business Administration loans and government guaranteed loans. The Bank’s wholly-owned subsidiary, North Coast Community Development Corporation, offers commercial loans with preferred interest rates on projects that meet the standards for the federal government’s New Markets Tax Credit Program.

Residential, Installment and Personal Lending.  The Bank’s residential mortgage lending activities consist of loans originated for portfolio or to be sold in the secondary markets, for the purchase of personal residences. The Bank’s installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit. The Bank provides indirect lending services to new and used automobile dealerships throughout Ohio, Kentucky, Indiana, Tennessee and Georgia. This program allows the Bank to generate high quality short term assets to place in its own portfolio or to sell to several investor banks

Deposit Services.  The Bank’s deposit services include traditional transaction and time deposit accounts as well as cash management services for corporate and municipal customers. The Bank may supplement local deposit generation with time deposits generated through a broker relationship. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).

Other Services.  Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers’ checks, money orders, cashiers checks, ATM’s, debit cards, wire transfer, electronic funds transfers, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.

Competition and Market Information

The Corporation competes primarily with 17 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $454,000 to over $793 million. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.8 billion.

The Bank’s market share of total deposits in Lorain County was 23.64% in 2009 and 21.22% in 2008, and the Bank ranked number one in market share in Lorain County in 2009 and number two in 2008.

The Corporation’s Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with nine other financial institutions for $566 million in deposits in the City of Hudson, and holds a market share of 22.12%.

The Bank has a limited presence in Cuyahoga County, competing primarily with 26 other financial institutions. Cuyahoga County deposits as of June 30, 2009 totaled $53.7 billion. The Bank’s market share of deposits in Cuyahoga County was 0.4% in 2009 and 0.04% in 2008 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2009.

Business Strategy

The Bank competes with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank’s officers. It competes against smaller local banks by providing more convenient distribution channels and a wider array of products. The Bank endeavors to provide informed and courteous personal services. The Corporation’s management team (“Management”) believes that the Bank is well positioned to compete successfully in its market area. Competition among financial institutions is based largely upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service and its local community involvement give the Bank a competitive advantage over other financial institutions operating in its markets.

Supervision and Regulation

The Corporation is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The BHC Act requires prior approval of the Federal Reserve Board before acquiring or holding more than a 5% voting interest in any bank. It also restricts interstate banking activities.

The Bank is subject to extensive regulation, supervision and examination by applicable federal banking agencies, including the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board. Because domestic deposits in the Bank are insured (up to applicable limits) and certain deposits of the Bank and debt obligations of the Bank are temporarily guaranteed (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over the Bank under the Federal Deposit Insurance Act (the “FDIA”).

Regulatory Capital Standards and Related Matters

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2009.

Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations.

The Corporation and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.

EESA and ARRA

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA authorized the U.S. Department of the Treasury (the “U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The U.S. Treasury allocated $350 billion towards the TARP Capital Purchase Program (the “CPP”). Under the CPP, the U.S. Treasury purchased equity securities from participating institutions. Participants in the CPP, such as the Corporation, are subject to employee compensation limitations and are encouraged to expand their lending and mortgage loan modifications. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Among other things, ARRA, and the related interim final rule promulgated by the U.S. Treasury, imposed certain new employee compensation and corporate expenditure limits on all CPP participants, including the Corporation, until the institution has repaid the U.S. Treasury. For details regarding the Corporation’s participation in the CPP, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Federal Deposit Insurance Act

Deposit Insurance Coverage Limits.  Prior to enactment of EESA, the FDIC standard maximum depositor insurance coverage limit was $100,000, excluding certain retirement accounts qualifying for a maximum coverage limit of $250,000. Pursuant to EESA, the FDIC standard maximum coverage limit was temporarily increased to $250,000. This temporary standard maximum coverage limit increase will expire on December 31, 2013.

Deposit Insurance Assessments.  Substantially all of the Bank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC.

FICO Assessments.  Since 1997, all FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on 30-year noncallable bonds issued by the Financing Corporation (“FICO”) in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO assessments are separate from and in addition to deposit insurance assessments, are adjusted quarterly and, unlike deposit insurance assessments, are assessed uniformly without regard to an institution’s risk category.

Conservatorship and Receivership of Institutions.  If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors.

Depositor Preference.  The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company and subordinated creditors, in order of priority of payment.

Prompt Corrective Action.  The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplement other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the federal regulations issued pursuant to it substantially broaden previously existing anti-money laundering law and regulation, increase compliance, due diligence and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities.

Employees

As of December 31, 2009, the Corporation employed 272 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.

Industry Segments

The Corporation and the Bank are engaged in one line of business, which is banking services.

Available Information

LNB Bancorp, Inc.’s internet website is www.4LNB.com. Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available through this website or directly through the Securities and Exchange Commission (the “SEC”) website which is www.sec.gov.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition;

•	persisting volatility and limited credit availability in the financial markets, particularly if actions taken by the U.S. Treasury, in coordination with other financial institution regulators and other initiatives undertaken by the U.S. government, do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the CPP, pursuant to which the Corporation issued securities to the U.S. Treasury;

•	limitations on the Corporation’s ability to pay dividends;

•	increases in interest rates or further weakening economic conditions that could further constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	general weakness in the economy that may disproportionately impact the financial services industry;

•	uncertainties and potential additional regulatory or compliance burdens as a result of the Corporation’s participation in TARP;

•	risk of failure of third party vendors;

•	changes in accounting standards;

•	limits on executive compensation due to the Corporation’s participation in the CPP;

•	potential lack of capital when needed by the Corporation;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, further deterioration in the credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the SEC.

Item 1A.	Risk Factors

As a competitor in the banking and financial services industries, the Corporation and its business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K and in the Corporation’s other filings with the SEC, before making any investment decision with respect to the Corporation’s securities. In particular, you should consider the discussion contained in Item 7 of this annual report on Form 10-K, which contains Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dramatic declines in the housing market during prior years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Corporation’s business, financial condition and results of operations.

Recent developments in the financial services industry and the U.S. and global capital markets may adversely impact the Corporation’s operations and results.

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the first quarter of 2010 and beyond. Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral. The competition for the Corporation’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Corporation’s, have been negatively affected by the current conditions of the financial markets, as has the Corporation’s ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Developments in the financial services industry and the impact of any new legislations in response to those developments could negatively impact the Corporation by restricting the Corporation’s business operations, including the Corporation’s ability to originate or sell loans, and adversely impact the Corporation’s financial performance.

It is unclear what impact EESA, ARRA, and other initiatives undertaken by the United States government to restore liquidity and stability to the U.S. financial system have had and there can be no assurance that they will continue to help stabilize the U.S. financial system.

EESA was enacted in response to the ongoing financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. It is unclear at this time what impact that EESA or ARRA, or programs and other initiatives undertaken by the U.S. government have had on the financial markets and there can be no assurance that these measures will continue to help stabilize the U.S. financial system; the high levels of volatility and limited credit availability currently being experienced may persist. The failure of EESA or other government programs to continue to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Current levels of market volatility may have a material adverse effect on the Corporation.

The capital and credit markets have been experiencing volatility and disruption for more than 24 months. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience an adverse effect, which may be material, on the Corporation’s ability to access capital and on the Corporation’s business, financial condition and results of operations.

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

Certain industries, including the financial services industry, are disproportionately affected by certain economic indicators such as unemployment and real estate asset values. Should the improvement of these economic indicators lag the improvement of the overall economy, the Corporation could be adversely affected.

Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. Furthermore, financial services companies with a substantial lending business are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, the Corporation’s results of operations could be negatively affected.

Strong competition may reduce the Corporation’s ability to generate loans and deposits in its market.

The Corporation competes in a consolidating industry. Increasingly, the Corporation’s competition is large regional companies which have the capital resources to substantially impact such things as loan and deposit pricing, delivery channels and products. This may allow those companies to offer what may be perceived in the market as better products and better convenience relative to smaller competitors like the Corporation, which could impact the Corporation’s ability to grow its assets and earnings.

Changes in interest rates could adversely affect the Corporation’s earnings and financial condition.

The Corporation derives the majority of its revenue from net interest income. Net interest income may be reduced if more rate sensitive assets than interest-bearing liabilities reprice or mature during a time when rates are declining, or if more interest-bearing liabilities than rate sensitive assets reprice or mature during a time when rates are rising. However, the Corporation has historically experienced improved net interest income during periods of rising interest rates, so if interest rates fall, the Corporation’s revenue may be adversely impacted. Interest rate changes also impact customer preferences for the Corporation’s products. Changing interest rates can lead to unpredictable cash flow with respect to both assets and liabilities, which can negatively impact net interest income.

The Corporation’s business may be adversely affected by changes in government policies. The Corporation competes in a highly regulated environment.

Changes in regulation are continually being proposed which can substantially impact the Corporation’s products and cost of delivery. Regulatory burdens imposed by legislation such as The Sarbanes-Oxley Act of 2002, The USA PATRIOT Act, The International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, The Equal Credit Opportunity Act, The Fair Housing Act, The Community Reinvestment Act and the Home Mortgage Disclosure Act can materially impact the ability of the Corporation to grow should the Corporation fail to develop the systems to adequately comply with these regulations. Failure to comply with these regulations can lead to loss of customer confidence, substantial fines and regulatory constraints on the Corporation’s operations. These burdens can also materially impact the earnings of the Corporation as additional resources are expended to comply with these requirements. The government, through the open market activities of the Federal Reserve Board, can also adversely impact the Corporation’s business. The Federal Reserve Board can change the discount rate, which impacts the composition of the Corporation’s balance sheet by influencing the rates that the Corporation earns on its assets and pays on its liabilities.

The Corporation is subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of the Corporation’s participation in the CPP.

The Corporation accepted an investment by the U.S. Treasury under the CPP. The Stock Purchase Agreement the Corporation entered into with the U.S. Treasury provides that the U.S. Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes. As a result of this provision, the U.S. Treasury and the Congress may impose additional requirements or restrictions on the Corporation and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. The Corporation may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair the Corporation’s ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the U.S. Treasury. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in ARRA and the regulations issued thereunder in June 2009, the Corporation may be less competitive in attracting and retaining successful incentive compensation based lenders and customer relations personnel, or senior executive officers.

Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals could result in the Corporation being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as the Corporation. The Corporation may be disadvantaged as a result of these uncertainties.

The Corporation may be adversely impacted by weakness in the local economies it serves.

The Corporation’s business activities are geographically concentrated in Northeast Ohio and, in particular, Lorain County, Ohio, where commercial activity has deteriorated at a greater rate than in other parts of Ohio and in the national economy. This has led to and may lead to further unexpected deterioration in loan quality, slower asset and deposit growth, which may adversely affect the Corporation’s operating results.

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

The Corporation’s earnings may be adversely affected if management does not understand and properly manage loan concentrations. The Corporation’s commercial loan portfolio is concentrated in commercial real estate. This includes significant commercial and residential development customers. This means that the Corporation’s credit risk profile is dependent upon, not only the general economic conditions in the market, but also the health of the local real estate market. Certain of these loans are not fully amortized over the loan period, but have a balloon payment due at maturity. The borrower’s ability to make a balloon payment typically will depend on being able to refinance the loan or to sell the underlying collateral. This factor, combined with others, including the Corporation’s geographic concentration, can lead to unexpected credit deterioration and higher provisions for loan losses.

The Corporation is subject to liquidity risk.

Market conditions or other events could negatively affect the level or cost of funding, affecting the Corporation’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could adversely affect the Corporation’s business, financial condition and results of operations.

If the Corporation’s technology and systems are damaged, its ability to service customers, comply with regulation and grow assets and liabilities may be adversely impacted.

The Corporation is dependent on the proper functioning of its hardware, software and communications. Security breaches, terrorist events, and natural disasters can all have a material impact on the Corporation’s ability to maintain accurate records which is critical to the Corporation’s operations.

The Corporation is subject to risk from the failure of third party vendors.

The Corporation relies on other companies to provide components of the Corporation’s business infrastructure. Third party vendors provide certain components of the Corporation’s business infrastructure, such the Bank’s processing and electronic banking systems, item processing and Internet connections. While the Corporation has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parities not providing the Corporation their services for any reason or their performing their services poorly, could adversely affect the Corporation’s ability to deliver products and services to the Corporation’s operations directly through interference with communications, including the interruption or loss of the Corporation’s websites, which could adversely affect the Corporation’s business, financial condition and results of operations.

Changes in accounting standards could materially impact the Corporation’s financial statements.

The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Corporation’s financial statements. These changes can be difficult to predict and can materially impact how the Corporation records and reports it financial condition and results of operations.

The Corporation may not be able to attract and retain skilled people.

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation is engaged can be intense, and the Corporation may not be able to retain or hire the people it wants and/or needs. In order to attract and retain qualified employees, the Corporation must compensate its employees at market levels. If the Corporation is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, the Corporation’s performance, including its competitive position, could suffer, and, in turn, adversely affect the Corporation’s business, financial condition and results of operations.

TARP and ARRA impose certain executive compensation and corporate governance requirements that may adversely affect the Corporation, including the Corporation’s ability to recruit and retain qualified employees.

The purchase agreement the Corporation entered into in connection with the Corporation’s participation in the CPP required the Corporation to adopt the U.S. Treasury’s standards for executive compensation and corporate governance while the U.S. Treasury holds the equity issued by the Corporation pursuant to the CPP. These standards generally apply to the Corporation’s Chief Executive Officer, Chief Financial Officer and the next three most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of financial institutions;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,0000 for each senior executive.

ARRA imposed further limitations on compensation while the U.S. Treasury holds equity issued by the Corporation pursuant to TARP:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of the Corporation’s next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the Corporation’s reported earnings to enhance the compensation of any of the Corporation’s employees; and

•	a prohibition on the payment or accrual of any bonus, retention award or incentive compensation to the Corporation’s five highest paid executives except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The U.S. Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the CPP and ARRA. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensations arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and prohibitions on tax gross-up payments.

These provisions and any future rules issued by the U.S. Treasury could adversely affect the Corporation’s ability to attract and retain management capable and motivated sufficiently to manage and operate the Corporation’s business through difficult economic and market conditions. If the Corporation is unable to attract and retain qualified employees to manage and operate the Corporation’s business, it could negatively affect the Corporation’s business, financial conditions and results of operations.

The Corporation’s issuance of securities to the U.S. Treasury may limit the Corporation’s ability to return capital to its shareholders and is dilutive to the Corporation’s common shares. If the Corporation is unable to redeem such preferred shares, the dividend rate increases substantially after five years.

In connection with the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74. The number of shares was determined based upon the requirements of the CPP, and was calculated based on the average market price of the Corporation’s common shares for the 20 trading days preceding approval of the Corporation’s issuance (which was also the basis for the exercise price of $6.74). The terms of the transaction with the U.S. Treasury include limitations on the Corporation’s ability to pay dividends and repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) nor repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. These restrictions combined with the dilutive impact of the warrant may have an adverse effect on the market price of the Corporation’s Common Shares, and, as a result, they could adversely affect the Corporation’s business, financial condition and results of operations.

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

In September 2009, the Corporation reduced its quarterly dividend on its common shares to $0.01 per share and does not expect to increase the quarterly dividend above $0.01 for the foreseeable future. The Corporation could determine to eliminate its common shares dividend altogether. Furthermore, as long as the Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This could adversely affect the market price of the Corporation’s common shares. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

In addition, the terms of the Corporation’s outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

Additional capital may not be available to the Corporation if and when it is needed.

The Corporation and the Bank are subject to capital-based regulatory requirements. The ability of the Corporation and the Bank to meet capital requirements is dependent upon a number of factors, including results of operations, level of nonperforming assets, interest rate risk, future economic conditions, future changes in regulatory and accounting policies and capital requirements, and the ability to raise additional capital if and when it is needed. Certain circumstances, such as a reduction of capital due to losses from nonperforming assets or otherwise, could cause the Corporation or the Bank to become unable to meet applicable regulatory capital requirements, which may materially and adversely affect the Corporation’s financial condition, liquidity and results of operations. In such an event, additional capital may be required to meet requirements. The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside its control, and on the Corporation’s financial performance. Accordingly, additional capital, if needed, may not be available on terms acceptable to the Corporation. Furthermore, if any such additional capital is raised through the offering of equity securities, it may dilute the holdings of the Corporation’s existing shareholders or reduce the market price of the Corporation’s common shares, or both.

If the Corporation is required to write down goodwill recorded in connection with its acquisitions, the Corporation’s profitability would be negatively impacted.

Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2009, the Corporation had approximately $21.5 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Corporation’s offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by nine of its banking centers, corporate offices, operations, maintenance, purchasing and training center. The Corporation leases the other 13 banking centers and loan centers from various parties on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin	24 East College Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Cleveland Street	801 Cleveland Street, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Wesleyan Village	807 West Avenue, Elyria
Morgan Bank	178 West Streetsboro Street, Hudson
Avon Pointe Loan Center	36711 American Way, Avon
Cuyahoga Loan Center	2 Summit Park Drive, Independence
Operations	2130 West Park Drive, Lorain
Maintenance	2140 West Park Drive, Lorain
Purchasing	2150 West Park Drive, Lorain
Training Center	521 Broadway, Lorain
Main Office Drive Up	200 West 6th Street, Lorain

The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The remaining space is expected to be utilized to accommodate future growth. The Corporation considers all its facilities to be in good condition, well-maintained and more than adequate to conduct the business of banking.

Item 3.	Legal Proceedings

On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation has opposed. The Court has not indicated when it will rule on the motion or whether it will do so in advance of the trial on the merits. Fact discovery has been completed. Dispositive motions are due on March 19, 2010. A trial on the merits of the Corporation’s claims has been set to commence on June 14, 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2009 there were no matters submitted to a vote of security holders.

Supplemental Item — Executive Officers of the Registrant

Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in this Part I:

			Positions and
			Offices
			Held with	Executive
Name	Age	Principal Occupation For Past Five Years	LNB Bancorp, Inc.	Officer Since

Daniel E. Klimas	51	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005
Gary J. Elek	58	Chief Financial Officer, LNB Bancorp, Inc., from April 27, 2009 to present. Vice President and Controller for North America of A. Schulman, Inc. in Akron, Ohio from 2006 to 2008. Corporate Controller of A. Schulman, Inc. from 2004 to 2006. Executive Vice President, Corporate Development from 1999 to 2004, as Senior Vice President, Corporate Development from 1997 to 1999 and as Senior Vice President and Treasurer from 1988 to 1997 of FirstMerit Corporation.	Chief Financial Officer and Principal Accounting Officer	2009

			Positions and
			Offices
			Held with	Executive
Name	Age	Principal Occupation For Past Five Years	LNB Bancorp, Inc.	Officer Since

David S. Harnett	58	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., August 7, 2007 to present. Senior Lender and Chief Credit Officer, January 2006 to August 2007, and Senior Vice President and Chief Credit Officer, January 2002 to January 2006, of the Cleveland, Ohio affiliate of Fifth Third Bank.	Senior Vice President and Chief Credit Officer	2007
Kevin Nelson	46	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank, from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President	2009
Frank A. Soltis	57	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President	2005
Mary E. Miles	51	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President	2005
John Simacek	57	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Senior Retail Executive, The Lorain National Bank, October 2005 to present. Vice President and Regional Manager of the Cleveland, Ohio affiliate of Fifth Third Bank, 1999 to October 2005.	Senior Vice President	2009
Robert F. Heinrich	56	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009
Craig B. Bertea	56	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Department Manager and Chief Investment Officer for the Trust Department, The Lorain National Bank, from March 2008 to present. Portfolio Manager, Bank of America in Hartford, CT, from November 2007 to February 2008. Portfolio Manager, Department Manager and Chief Investment Officer, LNB Bancorp, Inc., from September 2005 to November 2007. Senior Portfolio Manager and Chief Investment Officer, Sky Trust, from August 2000 to May 2005.	Senior Vice President	2009

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information; Equity Holders; Dividends.  LNB Bancorp, Inc. common shares, par value $1.00 per share, are traded on The NASDAQ Stock Market® under the ticker symbol “LNBB”. The prices below represent the high and low sales prices reported on The NASDAQ Stock Market for each specified period. All prices reflect inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay cash dividends to shareholders in an amount equal to $0.01 per share if approved by the Board of Directors. The Corporation could decide to eliminate its common share dividend altogether. Furthermore, the terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to pay dividends. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) without, among other things, U.S. Treasury approval. In addition, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.

As of March 1, 2010, LNB Bancorp, Inc. had 1,905 shareholders of record and a closing price of $4.47. Prospective shareholders may contact the Corporation’s Investor Relations Department at (440) 244-7317 for more information.

Common Stock Trading Ranges and Cash Dividends Declared

	2009
			Cash
			Dividends
			Declared
	High	Low	Per Share

First Quarter	$7.00	$4.01	$0.09
Second Quarter	6.49	4.50	0.09
Third Quarter	7.70	5.30	0.01
Fourth Quarter	6.76	4.00	0.01

	2008
			Cash
			Dividends
			Declared
	High	Low	Per Share

First Quarter	$15.44	$11.88	$0.18
Second Quarter	12.90	9.65	0.18
Third Quarter	11.00	6.50	0.09
Fourth Quarter	9.00	4.67	0.09

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

*	$ 100 invested on 12/31/04 in stock or index. Including reinvestment of dividends. Fiscal year ending December 31.

Copyright 2010 S&P, a division of The McGrew-Hill Companies Inc. All rights reserved.

The graph shown above is based on the following data points:

	12/04	12/05	12/06	12/07	12/08	12/09
LNB Bancorp, Inc.	100.00	92.89	86.46	82.82	31.47	26.95
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Bank Index	100.00	98.57	111.92	89.33	71.39	60.47

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the quarter ended December 31, 2009:

			Total Number of	Maximum
			Shares (or Units)	Number of
			Purchased as	Shares (or Units)
	Total Number of		Part of Publicly	that may yet be
	Shares (or Units)	Average Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share (or Unit)	or Programs	the Plans or Programs

October 1, 2009 — October 31, 2009	—	n/a	—	129,500
November 1, 2009 — November 30, 2009	—	n/a	—	129,500
December 1, 2009 — December 31, 2009	—	n/a	—	129,500

Total	—	n/a	—	129,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of

$25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of December 31, 2009, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except share and
	per share amounts and ratios)

Total interest income	$57,647	$58,328	$58,762	$49,242	$43,432
Total interest expense	19,925	26,189	29,092	20,635	13,402

Net interest income	37,722	32,139	29,670	28,607	30,030
Provision for Loan Losses	19,017	6,809	2,255	2,280	1,248
Other income	10,182	11,213	10,362	9,514	10,092
Net gain on sale of assets	1,774	1,246	1,137	237	285
Other expenses	35,330	34,281	31,751	28,985	30,267

Income (loss) before income taxes	(4,669)	3,508	7,163	7,093	8,892
Income tax (benefit)	(2,668)	112	1,651	1,669	2,479

Net income (loss)	(2,001)	3,396	5,512	5,424	6,413
Preferred stock dividend and accretion	1,256	91	—	—	—

Net income available to common shareholders	$(3,257)	$3,305	$5,512	$5,424	$6,413

Cash dividend declared	$1,459	$3,940	$5,097	$4,641	$4,760

Per Common Share (1)
Basic earnings (loss)	$(0.45)	$0.45	$0.79	$0.84	$0.97
Diluted earnings (loss)	(0.45)	0.45	0.79	0.84	0.97
Cash dividend declared	0.20	0.54	0.72	0.72	0.72
Book value per share	$10.84	$11.22	$11.33	$10.66	$10.45
Financial Ratios
Return on average assets	(0.17)%	0.31%	0.58%	0.66%	0.81%
Return on average common equity	(1.86)	4.09	7.06	7.89	9.11
Net interest margin (FTE)(2)	3.39	3.23	3.39	3.78	4.09
Efficiency ratio	70.37	76.12	76.41	76.03	75.44
Period end loans to period end deposits	82.68	87.23	87.94	87.60	91.91
Dividend payout	n/a	120.00	91.14	85.78	74.23
Average shareholders’ equity to average assets	9.00	7.67	8.15	8.39	8.88
Net charge-offs to average loans	1.46	0.38	0.41	0.27	0.34
Allowance for loan losses to period end total loans	2.34	1.45	1.04	1.16	1.13
Nonperforming loans to period end total loans	4.84	2.44	1.44	2.04	1.10
Allowance for loan losses to nonperforming loans	48.39	59.47	72.20	56.98	101.97
At Year End
Cash and cash equivalents	$26,933	$36,923	$23,523	$29,122	$23,923
Securities and interest-bearing deposits	255,841	234,665	212,694	155,688	151,509
Restricted stock	4,985	4,884	4,704	3,293	3,690
Loans held for sale	3,783	3,580	4,724	—	2,586
Gross loans	803,197	803,551	753,598	628,333	588,425
Allowance for loan losses	18,792	11,652	7,820	7,300	6,622
Net loans	784,405	791,899	745,778	621,033	581,803
Other assets	73,562	64,184	65,222	41,962	37,610
Total assets	1,149,509	1,136,135	1,056,645	851,098	801,121
Total deposits	971,433	921,175	856,941	717,261	640,216
Other borrowings	64,582	96,905	106,932	57,249	86,512
Other liabilities	9,353	10,996	10,119	7,891	5,987
Total liabilities	1,045,368	1,029,076	973,992	782,401	732,715
Total shareholders’ equity	104,141	107,059	82,653	68,697	68,406
Total liabilities and shareholders’ equity	$1,149,509	$1,136,135	$1,056,645	$851,098	$801,121

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate in 2005, 2006, 2007, 2008 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by the Management. The review highlights the principal factors affecting earnings and significant changes in the balance sheet for 2009, 2008 and 2007. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary (Dollars in thousands except per share data)

The Corporation’s 2009 financial performance continued to be affected by the recession which began in 2008 and the weakness of the national and local economies. During 2009, the Corporation saw a significant increase in credit cost as nonperforming loans increased and the valuation of the underlying collateral decreased. The result was an increase to the provision for loan losses. Even with the weak economy, the Corporation was able to grow both deposits and loans by increasing market share in its existing markets as well as expanding its presence into new markets and, as a result, revenues grew 11.39% compared to 2008. During this time, Management continued to focus on controlling expenses. Excluding the increased FDIC assessment in 2009, operating expenses decreased 2.54%.

Net loss for 2009 was $2,001. Net loss available to common shareholders was $3,257, or $0.45 per diluted common share. Net income in 2008 was $3,396. Net income available to common shareholders was $3,305, or $0.45 per diluted common share in 2008 and $5,512 or $0.79 per diluted common share in 2007. Earnings per diluted share in 2007 were affected by the issuance of 851,990 common shares in May, 2007 as part of the acquisition of Morgan Bancorp. Earnings per diluted common share in 2009 were affected by the increased loan loss provision as well as the dividends and discount accretion on preferred shares discussed below.

On December 12, 2008, in connection with its participation in the CPP, the Corporation issued 25,223 shares of fixed rate cumulative perpetual Series B Preferred Stock. In conjunction with the issuance of the Preferred Stock, the Corporation also issued a warrant to purchase 561,343 common shares. No shares of Series B Preferred Stock, or any other class of preferred stock, were outstanding during the year ended December 31, 2007.

Net loss as a percent of average assets in 2009 was 0.17%. This compares to a return of 0.31% and 0.58% in 2008 and 2007, respectively. Return on assets is one measurement of operating efficiency. As a percentage of average shareholders’ equity this represents a loss of 1.86% for 2009 as compared to a return of 4.09% and 7.06% in 2008 and 2007, respectively. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.

Net interest income grew 17.37% to $37,722 in 2009 from $32,139 in 2008. Since the Corporation is highly dependent on net interest income for its revenue, minimizing net interest margin compression is a very important factor in the Corporation’s financial performance. The net interest margin (FTE) for 2009 was 3.39% versus 3.23% for 2008. The Corporation experienced solid growth in its loan portfolio during 2009 with an increase in average loans of 4.25% over 2008. Average interest-bearing deposits in 2009 also grew 12.38% in comparison to 2008. The spread between the yield on portfolio loans and the cost of interest-bearing deposits increased 20 basis points during 2009.

Noninterest income in 2009 was $11,956, a decrease of $530 compared to 2008. The largest component of noninterest income is deposit and other service charges and fees. Deposit service charges decreased in 2009 over the prior year while other service charges and fees increased $65. Other service charges and fees include electronic banking and merchant service fees. Noninterest income derived from trust and investment management services increased during 2009 as compared to 2008. Many of the fees earned by the trust department are market-based, and the increase is reflective of an improving stock market.

Noninterest expense was $35,330 in 2009, compared to $34,281 in 2008. There were two significant increases in expense in 2009 as compared to 2008. FDIC assessments significantly increased in connection with higher standard maximum deposit insurance coverage limits and a special assessment of approximately $580. Expenses related to the collection of delinquent loans and foreclosed properties increased as well. These expenses increased $1,900 and $438, respectively, compared to 2008. The increase in loan and collection expense is primarily the result of increased delinquencies and foreclosures due to the declining economic conditions in 2009. Included in noninterest expense during 2008 was $572 related to the special shareholders meeting requested by a shareholder of the Corporation. This affected third party services, marketing and public relations and postage expenses. Third party services for 2009 include $195 related to this same shareholder.

The Corporation experienced solid growth in commercial loans, home equity lines of credit and installment loans during 2009. Average portfolio balances for the year ended December 31, 2009 increased 2.94% in commercial loans, 18.04% in home equity lines of credit and 9.82% in installment loans, in comparison to average portfolio balances for the year ended December 31, 2008. The overall yield on portfolio loans in 2009 was down 67 basis points from 2008 as a result of the steadily falling Treasury yield curve. Average interest-bearing deposits for the year ended December 31, 2009 were up 12.38% in comparison to average interest-bearing deposits for the year ended December 31, 2008. The cost of deposits was down 87 basis points from 2008. The resulting net interest margin (FTE) was 3.39% for 2009 versus 3.23% for 2008.

Asset quality is one key indicator of financial strength, and the Corporation continues to manage credit risk aggressively. Net charged-off loans for 2009 increased to $11,877 from $2,977 for 2008 and the ratio of charged off loans to total loans increased to 1.48% for 2009 compared to 0.37% for 2008. The declining housing market and general economic decline of 2009 continued to impact the Corporation’s commercial and residential real estate portfolios. Total delinquency as a percentage of total loans increased from 3.76% at December 31, 2008 to 5.51% at December 31, 2009. In 2009, the level of nonperforming loans increased over the prior year from $19,592 at December 31, 2008 to $38,837 at December 31, 2009, primarily due to an increase in nonperforming construction and development loans. As a result, the Corporation increased the allowance for loan losses to $18,792 during 2009, increasing the allowance to 2.34% of total loans.

Since the ability to generate deposits is a key indication of the Corporation’s ability to meet its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the Corporation’s business plan. As measured by the FDIC at June 30, 2009, the Corporation’s market share of deposits in Lorain County grew to 23.64% from 21.22% in 2008. This compares to 17.99% five years ago. The Corporation continues to maintain strong market share in the city markets of Lorain, Elyria and Amherst, where the Corporation has a long-time presence, and is pleased with the performance of its newer offices in the eastern parts of Lorain county, as well as Summit county.

As the local and national economic environments progressively weakened during 2009, asset quality issues negatively impacted the Corporation’s overall performance. The Corporation recorded a loan loss provision of $19,017 in 2009, in light of the continuing unpredictability of the economy, the continued decline in real estate values and the credit quality issues inherent in the portfolio. The provision for loan loss was $6,809 in 2008 and $2,255 in 2007.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2009, December 31, 2008 and December 31, 2007.

	Year Ended December 31,
	2009			2008			2007
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets:
U.S. Govt agencies and corporations and restricted stock	$249,517	$10,696	4.29%	$194,633	$8,786	4.51%	$164,876	$7,873	4.78%
State and political subdivisions	24,207	1,454	6.01	18,697	1,121	6.00	14,277	875	6.13
Federal funds sold and short-term investments	41,691	58	0.14	15,667	451	2.88	9,278	394	4.25
Commercial loans	450,730	25,412	5.64	437,844	28,082	6.41	400,045	29,805	7.45
Real estate mortgage loans	87,362	5,006	5.73	98,397	5,884	5.98	100,161	6,143	6.13
Home equity lines of credit	106,055	4,245	4.00	89,847	4,243	4.72	75,453	5,727	7.59
Installment loans	168,545	11,301	6.70	153,481	10,200	6.65	122,742	8,327	6.78

Total Earning Assets	$1,128,107	$58,172	5.16%	$1,008,566	$58,767	5.83%	$886,832	$59,144	6.67%

Allowance for loan loss	(14,851)			(9,732)			(7,764)
Cash and due from banks	17,711			20,520			20,855
Bank owned life insurance	16,058			15,560			15,112
Other assets	47,365			47,585			42,748

Total Assets	$1,194,390			$1,082,499			$957,783

Liabilities and Shareholders’ Equity
Consumer time deposits	$482,482	$14,271	2.96%	$395,686	$15,392	3.89%	$289,906	$13,633	4.70%
Public time deposits	84,761	1,683	1.99	63,652	2,554	4.01	69,804	3,635	5.21
Brokered time deposits	7,631	320	4.19	13,890	696	5.01	36,497	1,905	5.22
Savings deposits	80,063	177	0.22	82,276	504	0.60	80,513	486	0.60
Interest-bearing demand	235,144	928	0.40	236,495	3,160	1.34	232,691	5,876	2.53
Short-term borrowings	24,089	124	0.51	27,700	387	1.40	26,334	1,088	4.13
FHLB advances	45,425	1,481	3.26	62,341	2,322	3.72	37,088	1,555	4.19
Trust preferred securities	20,737	941	4.54	20,778	1,174	5.65	13,466	914	6.79

Total Interest-Bearing Liabilities	$980,332	$19,925	2.03%	$902,818	$26,189	2.90%	$786,299	$29,092	3.70%

Noninterest-bearing deposits	95,730			87,302			84,352
Other liabilities	11,000			9,359			9,090
Shareholders’ Equity	107,328			83,020			78,042

Total Liabilities and Shareholders’ Equity	$1,194,390			$1,082,499			$957,783

Net interest Income (FTE)		$38,247	3.39%		$32,578	3.23%		$30,052	3.39%
Taxable Equivalent Adjustment		(525)	(0.05)		(439)	(0.04)		(382)	(0.04)

Net Interest Income Per Financial Statements		$37,722			$32,139			$29,670

Net Yield on Earning Assets			3.34%			3.19%			3.35%

Results of Operations (Dollars in thousands except per share data)

2009 versus 2008 Net Interest Income Comparison

Net interest income, the Corporation’s primary source of earnings, is the difference between interest income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is affected by market interest rates on both earning assets and interest-bearing liabilities, the level of earning assets being funded by interest-bearing liabilities, noninterest-bearing liabilities, the mix between interest-bearing liabilities, noninterest-bearing liabilities and equity and the growth of earning assets.

While earnings were impacted by a significant loan loss provision during 2009, net interest income reflected solid revenue increases during the year. In 2009, net interest income increased 17.37% to $37,722 from $32,139 in 2008. Average portfolio loans increased from $779,659 at December 31, 2008 to $812,692 at December 31, 2009.

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

Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2009.

Table 2: Net Interest Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net interest income	$37,722	$32,139	$29,670
Tax equivalent adjustments	525	439	382
Net interest income (FTE)	$38,247	$32,578	$30,052
Net interest margin	3.34%	3.19%	3.35%
Tax equivalent adjustments	0.05%	0.04%	0.04%
Net interest margin (FTE)	3.39%	3.23%	3.39%

The Corporation’s net interest income on a fully tax equivalent basis was $38,247 in 2009, which compares to $32,578 in 2008. This follows an increase of $2,526, or 8.41%, between 2008 and 2007. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.39% in 2009, or an increase of 16 basis points from 2008. This follows a decrease of 16 basis points for 2008 compared to 2007.

The growth in net interest income in 2009 was largely driven by lower funding cost due to lower market interest rates. Interest expense ended 2009 at $19,925 compared to $26,189 in 2008 as the cost of funds dropped by 87 basis points over this period. Interest income totaled $58,172 for 2009 compared to $58,767 in 2008, a decline of $595, or 1.01%. The decline in interest income was a result of a lower yield on earning assets due to lower market interest rates and a change in mix as investment securities and Federal funds sold equaled 27.96% of average earning assets in 2009 compared to 22.71% in 2008.

Average earning assets increased $119,541, or 11.85%, to $1,128,107 in 2009 as compared to $1,008,566 in 2008. Average loans increased $33,123, or 4.25%, to $812,692 in 2009 as compared to $779,569 in 2008. Investment securities, both taxable and tax-free, increased $60,394 to $273,724 in 2009 compared to $213,330 in 2008 while Federal funds sold increased $26,024 over the same period. Loan growth in all areas of the portfolio except real estate mortgage loans contributed to the average increase of $33,123, with an increase in the commercial loan portfolio of $12,886, an increase in installment loans of $15,064, an increase in home equity loans of $16,208, which was primarily offset by a decrease of $11,035 in real estate mortgage loans.

The increase in average loans was primarily funded with $106,510 of deposit growth. During 2009, average consumer time deposits increased $86,796 as well as public time deposits which increased $21,109 compared to

2008. Noninterest-bearing deposits increased in 2009 by $8,428, or 9.65%, offset by a decrease in interest-bearing demand deposits of $1,351, or 0.57%, compared to 2008. The Bank uses FHLB advances and brokered time deposits as alternative wholesale funding sources. The use of alternative funding sources decreased $20,527, or 22.80%, during 2009 in comparison to 2008. While brokered time deposits have become an important and comparably priced substitute for FHLB advances as they require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities, there were no outstanding brokered time deposits at the end of 2009.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2009. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income/Expense in 2009 over 2008			Income/Expense in 2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

U.S. Govt agencies and corporations and restricted stock	$2,353	$(443)	$1,910	$1,468	$(555)	$913
State and political subdivisions	331	2	333	271	(25)	246
Federal funds sold and short-term investments	36	(429)	(393)	(335)	392	57
Commercial loans	727	(3,397)	(2,670)	1,975	(3,698)	(1,723)
Real estate mortgage loans	(633)	(245)	(878)	(106)	(153)	(259)
Home equity lines of credit	649	(647)	2	532	(2,016)	(1,484)
Installment loans	1,010	91	1,101	2,090	(217)	1,873

Total Interest Income	4,473	(5,068)	(595)	5,895	(6,272)	(377)

Consumer time deposits	2,567	(3,688)	(1,121)	8,049	(6,290)	1,759
Public time deposits	419	(1,290)	(871)	(265)	(816)	(1,081)
Brokered time deposits	(262)	(114)	(376)	(1,178)	(31)	(1,209)
Savings deposits	(5)	(322)	(327)	11	7	18
Interest bearing demand	(15)	(2,217)	(2,232)	(164)	(2,552)	(2,716)
Short-term borrowings	(19)	(244)	(263)	18	(719)	(701)
FHLB advances	(552)	(289)	(841)	1,112	(345)	767
Trust preferred securities	(2)	(231)	(233)	608	(348)	260

Total Interest Expense	2,131	(8,395)	(6,264)	8,191	(11,094)	(2,903)

Net Interest Income (FTE)	$2,342	$3,327	$5,669	$(2,296)	$4,822	$2,526

Total interest income on a fully tax equivalent basis was $58,172 in 2009 as compared to $58,767 in 2008, a decrease of $595, or 1.01%. An increase of $4,473 attributable to volume was offset by a decrease of $5,068 attributable to rate, when comparing 2009 to 2008. Of the $4,473 increase due to volume, loans accounted for $1,753 and investment securities and Federal funds sold accounted for $2,720 as increases in funding exceeded loan growth. Commercial loans by their structure are the group of assets most sensitive to interest rates accounting for $3,397 of the change in interest income due to rate. Total interest expense was $19,925 in 2009 compared to $26,189 in 2008. This is a decrease of $6,264, or 23.92%. Interest expense increased $2,131 attributable to volume, but was offset $8,395 as a result of a decline in rates. Time deposits, both consumer and public funds, had a significant impact on both volume and rate as new accounts grew and existing accounts renewed at the lower market interest rates.

Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Deposits were more sensitive to falling interest rates than loans, resulting in an increase in net interest income due to rate. While experiencing growth in both loans and deposits in 2009, deposits grew at a faster rate than loans. As a result, net interest income from volume decreased. The effect of changes in both rate and volume was an increase of $5,669 during 2009 in net interest income.

2008 versus 2007 Net Interest Income Comparison

The Corporation’s net interest income on a fully tax equivalent basis was $32,578 in 2008, which compares to $30,052 in 2007. The net interest margin was 3.23% in 2008, or a decrease of 16 basis points from 2007. This decrease was primarily the result of a steepening Treasury yield curve and competitive pressures.

Average earning assets increased $121,734, or 13.73%, to $1,008,566 in 2008 as compared to $886,832 for the same period of 2007. Average loans increased $81,168, or 11.62%, to $779,569 in 2008 as compared to $698,401 in 2007. Loan growth in all areas of the portfolio except real estate mortgage loans contributed to the average increase of $81,168, with an increase in the commercial loan portfolio of $37,799, an increase in installment loans of $30,739, an increase in home equity loans of $14,394, offset by a decrease of $1,764 in real estate mortgage loans. The increase in average loans was primarily funded with $85,538 of deposit growth. During 2008, average consumer time deposits increased $105,780 compared to 2007 offset by a decline in public time deposits of $6,152, or 8.81%. Noninterest-bearing deposits increased in 2008 by $2,950, or 3.50%, as well as interest-bearing demand deposits which grew $3,804, or 1.63%. The Bank was more reliant on alternative funding which, including brokered time deposits, increased $4,012, or 4.02%, from 2007.

Total interest income on a fully tax equivalent basis was $58,767 in 2008 as compared to $59,144 in 2007. This is a decrease of $377 or 0.64%. Of this decrease, $5,895 was attributable to volume and $6,272 to a decline in rate. When comparing 2008 to 2007, the contribution from balance sheet growth improved, and rates provided a positive contribution as well. Total interest expense was $26,189 in 2008 as compared to $29,092 in 2007. This is a decrease of $2,903, or 10.00%. Of this decrease, $8,191 was attributable to volume and $11,094 to a decline in rate. Competitive margin pressure and stiff competition in the Corporation’s markets resulted in a $2,296 reduction in net interest income due to rates. This was offset by an increase in net interest income of $4,822 due to increases in the volume of loans and deposits, for a resulting increase in net interest income (FTE) of $2,526.

Noninterest Income

Table 4: Details of Noninterest Income

	Year Ended December 31,
				2009 versus	2008 versus
	2009	2008	2007	2008	2007
		(Dollars in thousands)

Investment and trust services	$1,919	$1,908	$2,170	0.58%	(12.07)%
Deposit service charges	4,478	4,760	4,725	(5.92)%	0.74%
Electronic banking fees	2,775	2,710	2,339	2.40%	15.86%
Income from bank owned life insurance	693	979	732	(29.21)%	33.74%
Other income	315	856	396	(63.20)%	116.16%

Total fees and other income	10,180	11,213	10,362	(9.21)%	8.21%

Gain on sale of securities	690	538	274	28.25%	96.35%
Gain on sale of loans	1,146	797	766	43.79%	4.05%
Gains (loss) on sale of other assets	(60)	(89)	97	(32.58)%	(191.75)%

Total noninterest income	$11,956	$12,459	$11,499	(4.04)%	8.35%

2009 vs 2008 Noninterest Income Comparison

Generation of noninterest income is important to the long-term success of the Corporation. Total noninterest income was $11,956 in 2009 as compared to $12,459 in 2008. This was a decrease of $503, or 4.04%. Core noninterest income, which consists of noninterest income before other income and gains and losses, was $9,865 in 2009 as compared to $10,357 in 2008. This was a decrease of $492, or 4.75%.

Noninterest income from investment and trust services increased slightly in 2009. Trust and investment management fees increased $11, or 0.58%, during 2009 in comparison to 2008. Net trust fees, which are primarily based on market valuation, decreased $21, or 1.22%, in 2009 from the same period of 2008. During 2009, the fee-assessed trust accounts were increased to offset the effect of lower market valuations. In 2009 the Corporation added resources and focus to grow its investment services as a result, brokerage fee income was $242 in 2009 compared to $207 in 2008.

Overall, deposit service charges and electronic banking fees decreased 2.90%, to $7,253 in 2009, compared to $7,470 in 2008. Deposit service charges which consist largely of overdraft, stop payment and return item fees, amounted to $4,478 during 2009. The Corporation experienced a decrease in the number of overdrawn accounts as customers challenged by the economy managed their accounts more closely. This trend may also be indicative of the uncertainty related to new legislation scheduled to become effective in the second half of 2010 related to overdrafts. Although the Corporation charged a fee to business accounts during the later part of 2009 to recapture a portion of the Corporation’s FDIC assessments, fee income from deposit service charges declined during 2009. Electronic banking fees include debit, ATM and merchant services and were $2,775 during 2009.

During 2009, income from bank owned life insurance decreased $286, or 29.21%, in comparison to 2008. During 2008, $216 was received for the redemption of a bank owned life insurance policy.

Other income was $315 in 2009 as compared to $856 in 2008. This is a decrease of $541. Other income consists of miscellaneous fees such as safe deposit box rentals and fees, gift card income and Other Real Estate Owned rental income. During 2008, as a result of a membership interest, the Corporation received stock from an initial public offering completed by VISA and a subsequent mandatory partial redemption of stock in the amount of $460 which was recorded as noninterest income. Also included in other income are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2009 decreased $104 compared to 2008 primarily due to an impairment charge of $96 recorded for mortgage servicing rights as of December 31, 2009.

The Corporation originates residential mortgage loans and indirect auto loans in the normal course of business. In managing its interest rate risk, fixed rate mortgage loans are sold into the secondary market with the Corporation retaining servicing. Given the low interest rate environment, mortgage loan activity increased significantly in 2009 due largely to the number of customers refinancing existing mortgages. As a result, the gains on the sale of mortgages during 2009 were $672 compared to $307 for 2008. In addition, the Corporation originates indirect auto loans for a niche market of high quality loans. A portion of these loans are booked to the Corporation’s portfolio and the remainder is sold to a number of other financial institutions with servicing retained. The gain on the sale of indirect auto loans was $474 for 2009, compared to $490 for 2008.

During 2009, available-for-sale securities which were due to be called or mature during the year were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the falling interest rate environment, the interest rates available on mortgage-backed securities made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold approximately $37,808 of its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. Gains on the sale of available-for-sale securities and mark-to-market adjustments of trading securities were $690 during 2009, including $154 in unrealized gain on trading securities.

2008 vs 2007 Noninterest Income Comparison

Total noninterest income was $12,459 in 2008 as compared to $11,499 in 2007. This was an increase of $960, or 8.35%. Core noninterest income was $10,357 in 2008 as compared to $9,966 in 2007. This was an increase of $391, or 3.92%.

Trust and investment management fees decreased $262, or 12.07%, during 2008 in comparison to 2007. Net trust commission decreased $301, or 15.07%, in 2008 from the same period in 2007. Net brokerage fee income was $207 in 2008, in comparison to $136 in 2007.

Overall, deposit service charges and electronic banking fees increased 5.75% to $7,470 in 2008, compared to $7,064 in 2007. Other income was $856 in 2008 compared to $396 in 2007. This was an increase of $460, or 116.16%. During 2008, a mandatory redemption of VISA stock resulted in additional income of $460. Net servicing fee income for 2008 decreased $71 compared to 2007. Gains on the sale of mortgage and indirect auto loans during 2008 were $307 and $490, respectively.

Noninterest Expense

Table 5: Details on Noninterest Expense

	Year Ended December 31,
				2009 versus	2008 versus
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	15,142	15,255	15,708	(0.74)%	(2.88)%
Furniture and equipment	4,344	3,950	3,515	9.97%	12.38%
Net occupancy	2,354	2,386	2,256	(1.34)%	5.76%
Outside services	2,459	2,490	1,815	(1.24)%	37.19%
Marketing and public relations	961	987	1,116	(2.63)%	(11.56)%
Supplies, postage and freight	1,260	1,468	1,357	(14.17)%	8.18%
Telecommunications	813	850	849	(4.35)%	0.12%
Ohio Franchise tax	908	895	788	1.45%	13.58%
FDIC Assessments	2,622	722	89	263.16%	711.24%
Other real estate owned	367	1,070	585	(65.70)%	82.91%
Electronic banking expenses	800	932	809	(14.16)%	15.20%
Other charge-offs and losses	301	389	576	(22.62)%	(32.47)%
Loan and collection expense	1,346	908	758	48.24%	19.79%
Other expense	1,653	1,979	1,530	(16.47)%	29.35%

Total noninterest expense	35,330	34,281	31,751	3.06%	7.97%

2009 versus 2008 Noninterest Expense Comparison

Noninterest expense was $35,330 in 2009 compared to $34,281 in 2008. This is an increase of $1,049, or 3.06%. The largest increase in noninterest expense was FDIC insurance assessments which increased $1,900 in 2009 over the prior year. Excluding the $1,900 increase in FDIC assessments, noninterest expense was down 2.54% compared to 2008. Management continues to focus on increasing efficiencies while controlling operating expenses. For 2009, noninterest expense equaled 2.96% of average assets compared to 3.17% for 2008.

Salaries and benefits totaled $15,142 in 2009 compared to $15,225 in 2008. A net reduction in the workforce and managing health care cost through wellness programs helped contribute to the savings. Furniture and equipment expense increased $394 or 9.97% compared to 2008, the increase resulted from new electronic services available to customers along with an increase in data processing costs. As the weakness of the economy continued and delinquencies increased, the Corporation experienced an increase of $438 in loan and collection expense, which includes related legal costs. These costs were offset by a $703 decline in other real estate owned expense on a year over year basis.

2008 versus 2007 Noninterest Expense Comparison

Noninterest expense was $34,281 in 2008 compared to $31,751 in 2007. This is an increase of $2,530, or 7.97%. Increases of approximately $677 in occupancy, postage, supplies and delivery, telephone and furniture and equipment primarily are associated with the acquisition of the Morgan Bank division as well as other facilities opened in 2007. Morgan contributed approximately $365 of salaries and employee benefit expense in 2007. The increase in noninterest expense also included an increase of $485 in expenses related to Other Real Estate Owned. This increase was primarily a result of the revaluation of certain properties due to the decline in real estate values during 2008. A special shareholders’ meeting requested by a shareholder of the Corporation was held during the first part of 2008 which resulted in $572 in additional expense in outside services, marketing, postage and public relations.

2009 versus 2008 Income taxes

The Corporation recognized a tax benefit of $2,668 during 2009 compared to income tax expense of $112 for 2008. Included in net income for 2009 was $1,712 of nontaxable income, including $576 related to life insurance policies and $1,136 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. On December 29, 2003, NCCDC received official notification of a new market tax credit award. Over the remaining nine years of the award, it is expected that projects will be financed, with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2009 and $8,620 at December 31, 2008, generating a tax credit of $530 and $476, respectively. Investment tax credit for the first three years is 5%, and 6% for the next four for each layer added.

2008 versus 2007 Income taxes

The Corporation recognized tax expense of $112 during 2008 and $1,651 for 2007. This is a decrease of $1,539, or 93.22% from 2007. The Corporation’s effective tax rate was 3.19% for 2008 compared to 23.05% for the same period of 2007. Included in net income for 2008 was $2,003 of nontaxable income, including $977 related to life insurance policies and $1,026 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense. The Corporation had total qualified investments in NCCDC of $8,620 at December 31, 2008 and December 31, 2007, generating a tax credit of $476 for both years.

Financial Condition

Overview

The Corporation’s total assets at December 31, 2009 were $1,149,509 compared to $1,136,135 at December 31, 2008. This is an increase of $13,374, or 1.18%. Total securities increased $21,169, or 9.03%, over December 31, 2008. Portfolio loans decreased slightly by $354, or 0.04%, from December 31, 2008. Total deposits at December 31, 2009 were $971,433 compared to $921,175 at December 31, 2008. Total interest-bearing liabilities were $1,036,015 at December 31, 2009 compared to $924,086 at December 31, 2008.

Securities

The distribution of the Corporation’s securities portfolio at December 31, 2009 and December 31, 2008 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs.

Currently, the portfolio is comprised of 3.31% trading securities and 96.69% available for sale securities. Available for sale securities are comprised of 18.30% U.S. Government agencies, 72.37% U.S. agency mortgage backed securities and 9.33% municipal securities. The increase in mortgage backed securities over the past two years was a result of an interest rate environment in which the yields became more attractive than agencies and their effective duration shortened to two to three years on average. Given the current economic environment and its future outlook, Management believes a more balanced portfolio between mortgage backed securities and agencies is prudent going forward.

At December 31, 2009 the available for sale securities portfolio had unrealized gains of $7,017 and unrealized losses of $418. The unrealized losses represent 0.17% of the total amortized cost of the Bank’s available for sale securities. An analysis was performed for available for sale securities which identified no securities with an unrealized loss position for greater than twelve months. Available for sale securities with an unrealized loss position for less than twelve months totaled $418 at December 31, 2009. The unrealized gains and losses at December 31, 2008 were $4,458 and $511, respectively. See Note 5 (Securities) for further detail.

Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2009.

Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5	From 5 to 10	After	At December 31,
	Years	Years	10 Years	2009	2008	2007
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$18,733	$26,409	$—	$45,142	$46,418	$90,046
Mortgage backed securities	6,508	19,619	146,581	172,708	150,718	72,534
State and political subdivisions	2,490	15,999	4,099	22,588	21,969	14,961

Total securities available for sale	$27,731	$62,027	$150,680	$240,438	$219,105	$177,541

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5	From 5 to 10	After	At December 31,
	Years	Years	10 Years	2009	2008	2007

Securities available for sale:
U.S. Government agencies and corporations	2.91%	3.18%	0.00%	3.07%	4.55%	4.62%
Mortgage backed securities	4.66	4.75	4.89	4.87	5.25	5.28
State and political subdivisions(1)	3.01	5.45	4.22	3.80	6.24	6.38

Total securities available for sale	3.33%	4.20%	4.71%	4.43%	5.20%	5.05%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Loans

The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.

Total portfolio loans at December 31, 2009 were $803,197. This is a decrease of $354, or 0.04% over December 31, 2008. At December 31, 2009, commercial loans represented 56.32%, and real estate mortgage loans represented 9.61% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 34.07% of total portfolio loans.

Loan balances and loan mix are presented by type for the five years ended December 31, 2009 in Table 8.

Table 8: Loan Portfolio Distribution

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial	$452,341	$450,081	$433,081	$374,055	$363,144
Real estate mortgage	77,204	96,241	100,419	99,182	81,367
Home equity lines of credit	108,921	100,873	80,049	70,028	66,134
Purchased installment	—	—	—	43,019	42,023
Installment	164,731	156,356	140,049	42,049	38,343

Total Loans	803,197	803,551	753,598	628,333	591,011
Allowance for loan losses	(18,792)	(11,652)	(7,820)	(7,300)	(6,622)

Net Loans	$784,405	$791,899	$745,778	$621,033	$584,389

	At December 31,
	2009	2008	2007	2006	2005

Loan Mix Percent
Commercial	56.32%	56.01%	57.47%	59.53%	61.44%
Real Estate Mortgage	9.61%	11.98%	13.33%	15.78%	13.77%
Home Equity lines of credit	13.56%	12.55%	10.62%	11.15%	11.19%
Purchased installment	0.00%	0.00%	0.00%	6.85%	7.11%
Installment	20.51%	19.46%	18.58%	6.69%	6.49%

Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans were $452,341 at December 31, 2009. This was an increase of $2,260, or 0.50%, over December 31, 2008. Commercial loans are primarily made to local businesses in the form of lines-of-credit, equipment or plant facilities.

Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Since the acquisition of Morgan Bank in 2007, consumer loans that were purchased from Morgan Bank, N.A. prior to the acquisition are included with installment loans. Consumer loans increased $8,375, or 5.36%, in comparison to December 31, 2008.

Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%. Construction loans comprised $2,873 of the $77,204 real estate mortgage loan portfolio at December 31, 2009. At December 31, 2009, given favorable interest rates and the amount of refinancing in the market place, mortgage loans decreased $19,037, or 20.06%, in comparison to December 31, 2008.

Loans held for sale, and not included in portfolio loans, were $3,783 at December 31, 2009. Mortgage loans represented 85.36% and installment loans represented 14.64% of loans held for sale. There were no commercial loans held for sale at December 31, 2009.

Table 9 shows the amount of commercial loans outstanding as of December 31, 2009 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in one year or less classification.

Table 9: Commercial Loan Maturity and Repricing Analysis

December 31, 2009
(Dollars in thousands)

Maturing and repricing in one year or less	$92,816
Maturing and repricing after one year but within five years	252,243
Maturing and repricing beyond five years	107,282

Total Commercial Loans	$452,341

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended 2009.

Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$11,652	$7,820	$7,300	$6,622	$7,386
Charge-offs:
Commercial	(7,528)	(2,305)	(2,179)	(1,120)	(1,582)
Real estate mortgage	(1,338)	(275)	(304)	(171)	(28)
Home equity lines of credit	(1,651)	(467)	(61)	(81)	(146)
Purchased installment	—	—	(37)	(69)	(65)
Installment	(1,741)	(856)	(495)	(347)	(435)
DDA Overdrafts	(219)	(265)	(256)	(240)	—

Total charge-offs	(12,477)	(4,168)	(3,332)	(2,028)	(2,256)

Recoveries:
Commercial	252	920	150	153	75
Real estate mortgage	12	21	21	9	—
Home equity lines of credit	24	10	25	—	1
Purchased installment	—	—	—	—	3
Installment	266	186	249	150	165
DDA Overdrafts	46	54	54	114	—

Total Recoveries	600	1,191	499	426	244

Net Charge-offs	(11,877)	(2,977)	(2,833)	(1,602)	(2,012)

Provision for loan losses	19,017	6,809	2,255	2,280	1,248
Allowance from merger	—	—	1,098	—	—

Balance at end of year	$18,792	$11,652	$7,820	$7,300	$6,622

The allowance for loan losses at December 31, 2009 was $18,792 or 2.34% of outstanding loans, compared to $11,652 or 1.45% of outstanding loans at December 31, 2008. The allowance for loan losses was 48.39% and 59.47% of nonperforming loans at December 31, 2009 and 2008, respectively.

Net charge-offs for the year ended December 31, 2009 were $11,877, compared to $2,977 for the year ended December 31, 2008. During 2009, $5,903 of collateral dependent loans, to which specific reserves had been provided, was written down due to a decline in the valuation of the underlying collateral. Commercial and commercial real estate loans accounted for $5,240 of the write-down with the balance being real estate mortgage loans. Net charge-offs as a percent of average loans was 1.46% for 2009 and 0.37% for 2008.

Direct deposit account overdrafts are charged to the allowance for loan losses and accounted for $173 and $211, respectively, of the net charge-offs in 2009 and 2008.

The provision charged to expense was $19,017 for the year ended December 31, 2009 compared to $6,809 for 2008. The Corporation has experienced an increase in nonperforming and in substandard commercial loans along with a decline in the valuation of the underlying collateral, given the current condition of the real estate market. Consumer loans, while somewhat affected by real estate market conditions, are largely influenced by the level of unemployment given the current economy. The allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at December 31, 2009. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

Funding Sources

The Corporation obtains funding through many sources. The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation from time to time utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2009.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Demand deposits	$95,730	$87,302	$84,352	0.00%	0.00%	0.00%
Interest checking	235,144	236,495	232,691	0.40%	1.34%	2.53%
Savings deposits	80,063	82,276	80,513	0.22%	0.60%	0.60%
Consumer time deposits	482,482	395,686	289,906	2.96%	3.89%	4.70%
Public time deposits	84,761	63,652	69,804	2.01%	4.01%	5.21%
Brokered time deposits	7,631	13,890	36,497	4.19%	5.01%	5.22%

Total Deposits	985,811	879,301	793,763	1.77%	2.54%	3.22%
Short-term borrowings	24,089	27,700	26,334	0.51%	1.40%	4.13%
FHLB borrowings	45,425	62,341	37,088	3.26%	3.72%	4.19%
Junior subordinated debentures	20,737	20,778	13,466	4.54%	5.65%	6.79%

Total borrowings	90,251	110,819	76,888	2.82%	3.50%	4.63%

Total funding	$1,076,062	$990,120	$870,651	1.74%	2.65%	3.34%

Average deposit balances grew 12.11% in 2009 compared to increases of 10.78% in 2008 and 16.76% in 2007. The Corporation benefits from a large concentration of low-cost local deposit funding. These funding sources include demand deposits, interest checking accounts and savings deposits. These sources, which experienced an increase of 2.14% between 2008 and 2007, also increased 1.19% during 2009 in comparison to 2008. Low-cost funds had an average yield of 0.27% in 2009 compared to 0.90% in 2008 and 1.60% in 2007. Included in these funds are money market accounts which carried an average yield of 0.53% in 2009 compared to 1.85% in 2008. Time deposits over the last three years to total average deposits were 48.94% in 2009, 46.18% in 2008 and 50.08% in 2007. Average time deposits were $574,874 in 2009 compared to $473,228 in 2008. This was an increase of $101,646, or 21.48%. Brokered time deposits and public fund time deposits represented 16.07% and 16.38% of total average time deposits during 2009 and 2008, respectively.

The Corporation offers various deposit products to both retail and business customers. The Corporation also utilizes its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. During the fourth quarter of 2009, the Corporation discontinued its then existing repurchase agreements and entered into a new repurchase agreement with terms more consistent with current customary market terms. As a result, short-term borrowings at December 31, 2009 were $1,457, which consisted entirely of repurchase agreements. Management believes these balances will increase going forward. Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $42,505 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $53,357 at December 31, 2008. Maturities of long-term Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.

Capital Resources

The Corporation continues to maintain a capital position that it believes is appropriate. Total shareholders’ equity was $104,141 at December 31, 2009. This is a decrease of 2.73% over December 31, 2008.

Total common stock cash dividends declared in 2009 by the Board of Directors were $1,459 compared to $3,940 in 2008. In 2009, the Corporation reduced its quarterly dividend to $.01 per share of common stock in both the third and fourth quarter. Given the current economic environment and the related pressure on credit quality, the Board of Directors believes it is prudent to retain as much capital as possible in order to provide strength, confidence and stability. Any future dividend is subject to Board approval.

At December 31, 2009, the Corporation’s market capitalization was $31,444 compared to $38,302 at December 31, 2008. There were 1,907 shareholders of record at December 31, 2009. LNB Bancorp, Inc.’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”

During 2008, shareholders’ equity was increased $25,223 by the issuance of 25,223 shares of the Corporation’s Series B Preferred Stock to the U.S. Treasury in the CPP. The Corporation also granted a warrant to purchase 561,343 common shares to the U.S. Treasury in conjunction with this program. The warrant gives the U.S. Treasury the option to purchase the Corporation’s common shares at an exercise price of $6.74 per share. See Note 14 to the Consolidated Financial Statements for further information on the Series B Preferred Stock and common shares warrant issued pursuant to the CPP.

Net loss of $2,001 decreased total shareholders’ equity. Factors increasing shareholders’ equity were a $1,749 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, a $38 increase in the Corporation’s minimum pension liability and a $79 increase for share-based compensation arrangements. The factors decreasing total shareholders’ equity during 2009 were cash dividends payable to common shareholders of $1,459 and cash dividends, net of discount accretion, to preferred shareholders of $1,324.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. At December 31, 2009, the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2009.

The terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or (if earlier) until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation is prohibited from repurchasing any of its common shares or preferred stock without, among other things, U.S. Treasury approval, or subject to the availability of certain limited exceptions, such as purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation has consistently maintained the regulatory capital ratios of the Corporation and its bank subsidiary, The Lorain National Bank, above “well-capitalized” levels. For further information on capital ratios see Notes 1 and 14 of the Consolidated Financial Statements.

Contractual Obligations and Commitments

Contractual obligations and commitments of the Corporation at December 31, 2009 are as follows:

Table 12: Contractual Obligations

	One Year or	Two and	Four and	Over Five
	Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)

Short-term borrowings	$1,457	$—	$—	$—	$1,457
FHLB advances	10,000	30,000	55	2,450	42,505
Operating leases	765	1,358	935	629	3,687
Trust preferred securities	—	—	—	20,620	20,620
Benefit payments	299	656	747	1,942	3,644
Severance payments	165	198	—	—	363

Total	$12,686	$32,212	$1,737	$25,641	$72,276

Critical Accounting Policies and Estimates

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Corporation follows general practices within the banking industry and application of these principles requires the Management to make assumptions, estimates and judgments that affect the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies are fundamental to the understanding of results of operation and financial conditions.

The accounting policies considered to be critical by Management are as follows:

•	Allowance for loan losses

The allowance for loan losses is an amount that Management believes will be adequate to absorb probable credit losses inherent in the loan portfolio taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is subjective in nature. Loan losses are charged off against the allowance when Management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

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

The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards ASC 450, “Accounting for Contingencies,” or ASC 310-10-45, “Accounting by Creditors for Impairment of a Loan.”

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

The Corporation’s income tax expense and related current and deferred tax assets and liabilities are presented as prescribed in ASC 740, “Accounting for Income Taxes”. The accounting requires the periodic review and adjustment of tax assets and liabilities based on many assumptions. These assumptions include predictions as to the Corporation’s future profitability, as well as potential changes in tax laws that could impact the deductibility of certain income and expense items. Since financial results could be significantly different than these estimates, future adjustments may be necessary to tax expense and related balance sheet accounts.

•	Goodwill

The goodwill impairment test is a two-step process that requires Management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. See Note 4 (Goodwill and Intangible Assets) for further detail.

New Accounting Pronouncements

Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

RISK ELEMENTS

Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures, for a financial services company, are credit, operational, interest rate, market and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Fraud, legal and compliance issues, processing errors, technology and the related disaster recovery and breaches in business continuation and internal controls are types of operational risks. Changes in interest rates affecting net interest income are considered interest rate risks. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives are adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available-for-sale securities, credit spreads and commodity prices. The inability to fund obligations due to investors, borrowers or depositors is liquidity risk. For the Corporation, the dominant risks are market, credit and liquidity risk.

Credit Risk Management

Uniform underwriting criteria, ongoing risk monitoring and review processes, and well-defined, centralized credit policies dictate the management of credit risk for the Corporation. As such, credit risk is managed through the Bank’s allowance for loan loss policy which requires the loan officer, lending officers and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. The Corporation uses a loan rating system to properly classify and assess the credit quality of individual commercial loan transactions. The loan rating system is used to determine the adequacy of the allowance for loan losses for financial reporting purposes and to assist in the determination of the frequency of review for credit exposures.

During 2009, the unstable and declining economic conditions, especially in residential and commercial development lending, resulted in higher levels of nonperforming loans and potential problem loans. Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2009, the Bank had concentrations of credit risk in its loan portfolio for the following loan categories; non-farm, non-residential real estate loans, home equity and junior liens and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Bank has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

Nonperforming Assets

Total nonperforming assets consist of nonperforming loans, loans which have been restructured and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven.

Table 13 sets forth nonperforming assets for the five years ended December 31, 2009.

Table 13: Nonperforming Assets

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial loans	$26,846	$14,209	$7,927	$10,322	$5,129
Real estate mortgage	9,139	3,465	2,097	2,165	1,182
Home equity lines of credit	1,417	989	429	168	25
Installment loans	1,435	929	378	157	158

Total nonperforming loans	38,837	19,592	10,831	12,812	6,494

Other foreclosed assets	1,264	1,108	2,478	1,289	432

Total nonperforming assets	$40,101	$20,700	$13,309	$14,101	$6,926
Loans 90 days past due accruing interest	$—	$—	$—	$—	$—

Allowance for loan losses to nonperforming loans	46.86%	56.29%	72.20%	57.00%	102.00%

Nonperforming loans at December 31, 2009 were $38,837 compared to $19,592 at December 31, 2008, an increase of $19,245. Of this total, commercial loans were $26,846 compared to $14,209 at December 31, 2008. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At December 31, 2009, construction and land development represented $7,648 of the total commercial loan nonperforming, with non-farm, non-residential representing $5,738 and the remaining being commercial and industrial. All nonperforming loans are being actively managed.

Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2009 was 5.51% of total loans compared to 3.76% at December 31, 2008. Total 30-90 day delinquency decreased from 1.34% of total loans at December 31, 2008 to 0.75% of total loans at December 31, 2009. 30-90 day delinquency as a percent of loan type is under 1% for all loan types.

Other foreclosed assets were $1,264 as of December 31, 2009, an increase of $156 from December 31, 2008. The $1,264 is comprised of eight commercial properties totaling $1,068 and five 1-4 family residential properties totaling $196. This compares to $587 of 1-4 family residential properties with the remainder being commercial properties as of December 31, 2008.

Liquidity

Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2009, the Bank’s liquidity was within its policy limits.

In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2009, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $78,522 and $159,805 in the next 36 months.

The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $4.0 million line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2009.

Table 14: Liquidity

	Borrowing	Unused
	Capacity	Capacity
	(Dollars in thousands)

FHLB Cincinnati	$59,335	$13,784
FRB Cleveland	1,810	1,810
Federal Funds Lines	10,000	10,000
Unaffiliated Financial Institutions	4,000	4,000

Total	$75,145	$29,594

Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $67,761 at December 31, 2009.

The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are restricted by banking regulations. At December 31, 2009, the Corporation also had certain short-term investments in the amount of $2,105 which may be used for dividends and other corporate purposes. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2009.

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

Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2009, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $77, or 0.2%, and in a -200 basis point shock, net interest income would decrease $2,239, or 5.8%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2009, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 17.7% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.6%.

Table 15: GAP Analysis:

		At December 31, 2009
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
	(Dollars in thousands)

Earning Assets:
Securities and short-term investments	$20,008	$25,915	$63,786	$44,333	$102,356	$—	$256,398
Trading securities	8,445	—	—	—	—		8,445
Loans	205,351	114,111	239,053	124,806	104,229	19,431	806,981

Total earning assets	$233,804	$140,026	$302,839	$169,139	$206,585	$19,431	$1,071,824

Interest-bearing liabilities:
Consumer time deposits	$144,195	$264,249	$122,102	$17,337	$—	$—	$547,883
Money Market deposits	84,467	—	—	—	—	—	84,467
Savings deposits	—	—	82,771	—	—	—	82,771
Interest-bearing demand deposits	—	—	137,807	—	—	—	137,807
Short-term borrowings	2,500	7,500	—	—	—	—	10,000
Long-term debt	—	—	31,905	4,600	—	20,620	57,125
Fed Funds, Repos, Other	1,457	—	—	—	—	—	1,457

Total interest-bearing liabilities	$232,619	$271,749	$374,585	$21,937	$—	$20,620	$921,510

Cumulative interest rate gap	$1,185	$(130,538)	$(202,284)	$(55,082)	$151,503	$150,314
RSA/RSL	101%	74%	77%	94%	117%	116%

		At December 31, 2008
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
	(Dollars in thousands)

Earning Assets:
Securities and short-term investments	$25,574	$24,508	$59,187	$40,362	$91,552	$—	$241,183
Trading securities	11,261	—	—	—	—		11,261
Loans	173,540	141,097	243,721	137,498	101,897	9,377	807,130

Total earning assets	$210,375	$165,605	$302,908	$177,860	$193,449	$9,377	$1,059,574

Interest-bearing liabilities:
Consumer time deposits	$132,284	$323,032	$71,019	$7,731	$437	$—	$534,503
Money Market deposits	99,051	—	—	—	—	—	99,051
Savings deposits	—	—	104,226	—	—	—	104,226
Interest-bearing demand deposits	—	—	115,102	—	—	—	115,102
Short-term borrowings	6,459	19,377	—	—	—	—	25,836
Long-term debt	—	—	27,989	3,000	2,532	20,620	54,141
Fed Funds, Repos, Other	22,928	—	—	—	—	—	22,928

Total interest-bearing liabilities	$260,722	$342,409	$318,336	$10,731	$2,969	$20,620	$955,787

Cumulative interest rate gap	$(50,347)	$(227,151)	$(242,579)	$(75,451)	$115,030	$103,787
RSA/RSL	81%	62%	74%	92%	112%	111%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of LNB Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009. We also have audited the Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LNB Bancorp, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, LNB Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Plante & Moran, PLLC

March 5, 2010
Columbus, Ohio

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
	(Dollars in thousands except share amounts)

ASSETS
Cash and due from banks (Note 3)	$16,933	$21,723
Federal funds sold and short-term investments	10,000	15,200

Cash and cash equivalents	26,933	36,923
Interest-bearing deposits in other banks	359	352
Securities: (Note 5)
Trading securities, at fair value	8,445	11,261
Available for sale, at fair value	247,037	223,052

Total securities	255,482	234,313
Restricted stock	4,985	4,884
Loans held for sale	3,783	3,580
Loans: (Note 7)
Portfolio loans	803,197	803,551
Allowance for loan losses	(18,792)	(11,652)

Net loans	784,405	791,899

Bank premises and equipment, net (Note 8)	10,105	11,504
Other real estate owned	1,264	1,108
Bank owned life insurance	16,435	15,742
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	1,005	1,142
Accrued interest receivable	4,072	4,290
Other assets (Note 13)	19,099	8,816

Total Assets	$1,149,509	$1,136,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 9)
Demand and other noninterest-bearing	$118,505	$93,994
Savings, money market and interest-bearing demand	305,045	292,679
Certificates of deposit	547,883	534,502

Total deposits	971,433	921,175

Short-term borrowings (Note 10)	1,457	22,928
Federal Home Loan Bank advances (Note 11)	42,505	53,357
Junior subordinated debentures (Note 12)	20,620	20,620
Accrued interest payable	2,074	3,813
Accrued taxes, expenses and other liabilities (Note 13)	7,279	7,183

Total Liabilities	1,045,368	1,029,076

Shareholders’ Equity (Notes 14 and 15)
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at December 31, 2009 and 2008	—	—
Preferred stock, Series B, no par value, 25,223 shares authorized and issued at December 31, 2009 and December 31, 2008	25,223	25,223
Discount on Series B preferred stock	(131)	(146)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,623,857 shares at December 31, 2009 and December 31, 2008	7,624	7,624
Additional paid-in capital	37,862	37,783
Retained earnings	36,883	41,682
Accumulated other comprehensive income	2,626	839
Treasury shares at cost, 328,194 shares at December 31, 2009 and December 31, 2008	(6,092)	(6,092)

Total Shareholders’ Equity	104,141	107,059

Total Liabilities and Shareholders’ Equity	$1,149,509	$1,136,135

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except share and per share amounts)

Interest and Dividend Income
Loans	$45,885	$48,314	$49,889
Securities:
U.S. Government agencies and corporations	10,452	8,786	7,588
State and political subdivisions	1,008	777	606
Other debt and equity securities	244	304	285
Federal funds sold and short-term investments	58	147	394

Total interest income	57,647	58,328	58,762
Interest Expense
Deposits	17,379	22,306	25,535
Federal Home Loan Bank advances	1,481	2,322	1,555
Short-term borrowings	124	387	1,088
Junior subordinated debentures	941	1,174	914

Total interest expense	19,925	26,189	29,092

Net Interest Income	37,722	32,139	29,670
Provision for Loan Losses (Note 7)	19,017	6,809	2,255

Net interest income after provision for loan losses	18,705	25,330	27,415
Noninterest Income
Investment and trust services	1,919	1,908	2,170
Deposit service charges	4,478	4,760	4,725
Other service charges and fees	2,775	2,710	2,339
Income from bank owned life insurance	693	979	732
Other income	315	856	396

Total fees and other income	10,180	11,213	10,362
Securities gains, net	690	538	274
Gains on sale of loans	1,146	797	766
Gains (loss) on sale of other assets, net	(60)	(89)	97

Total noninterest income	11,956	12,459	11,499
Noninterest Expense
Salaries and employee benefits (Notes 18 & 19)	15,142	15,255	15,708
Furniture and equipment	4,344	3,950	3,515
Net occupancy (Note 8)	2,354	2,386	2,256
Outside services	2,459	2,490	1,815
Marketing and public relations	961	987	1,116
Supplies, postage and freight	1,260	1,468	1,357
Telecommunications	813	850	849
Ohio franchise tax	908	895	788
FDIC assessments	2,622	722	89
Other real estate owned	367	1,070	585
Electronic banking expenses	800	932	809
Loan and collection expense	1,346	908	758
Other expense	1,954	2,368	2,106

Total noninterest expense	35,330	34,281	31,751

Income before income tax expense (benefit)	(4,669)	3,508	7,163
Income tax expense (Note 13)	(2,668)	112	1,651

Net Income (Loss)	$(2,001)	$3,396	$5,512

Dividends and accretion on preferred stock	1,256	91	—

Net Income (Loss) Available to Common Shareholders	$(3,257)	$3,305	$5,512

Net Income (Loss) Per Common Share (Note 2)
Basic	$(0.45)	$0.45	$0.79
Diluted	(0.45)	0.45	0.79
Dividends declared	0.20	0.54	0.72
Average Common Shares Outstanding
Basic	7,295,663	7,295,663	6,992,215
Diluted	7,295,663	7,295,663	6,992,215

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Warrant to				Accumulated
	Stock	Purchase		Additional		Other
	(Net of	Common	Common	Paid-In	Retained	Comprehensive	Treasury
	Discount)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)

Balance, January 1, 2007	$—		$6,772	$26,382	$43,728	$(2,093)	$(6,092)	$68,697
Cumulative affect of adoption of fair value for trading securities					(1,192)	1,192
Comprehensive income:
Net Income					5,512			5,512
Other comprehensive loss, net of tax:
Pension liability adjustments						(155)		(155)
Change in unrealized gains and losses on securities						1,514		1,514

Total comprehensive income								6,871
Share-based comprehensive income				58				58
Issuance of 851,990 shares of common stock			852	11,272				12,124
Common dividends declared, $.72 per share					(5,097)	—		(5,097)

Balance, December 31, 2007	$—	$—	$7,624	$37,712	$42,951	$458	$(6,092)	$82,653
Cumulative effect of change in accounting principle for split-dollar life insurance coverage					(725)			(725)
Comprehensive income:
Net Income					3,396			3,396
Other comprehensive income, net of tax:
Pension liability adjustments						(1,083)		(1,083)
Change in unrealized gains and losses on securities						1,464		1,464

Total comprehensive income								3,777
Share-based compensation income				71				71
Issuance of 25,223 shares of preferred stock, Series B	25,077	146						25,223
Common dividends declared, $.54 per share					(3,940)			(3,940)

Balance, December 31, 2008	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059

Comprehensive income:
Net Loss					(2,001)			(2,001)
Other comprehensive income, net of tax:
Pension liability adjustments						38		38
Change in unrealized gains and losses on securities						1,749		1,749

Total comprehensive income (loss)								(214)
Share-based compensation income				79				79
Preferred dividends and accretion of discount	15				(1,339)			(1,324)
Common dividends declared, $.20 per share					(1,459)			(1,459)

Balance, December 31, 2009	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Operating Activities
Net income (loss)	$(2,001)	$3,396	$5,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,017	6,809	2,255
Depreciation and amortization	1,632	1,749	1,730
Amortization (accretion) of premiums and discounts	1,529	(431)	(16)
Amortization of intangibles	137	138	167
Amortization of loan servicing rights	422	219	153
Amortization of deferred loan fees	103	294	264
Federal deferred income tax expense (benefit)	(2,578)	(1,241)	182
Securities gains, net	(690)	(538)	(274)
Share-based compensation expense, net of tax	79	71	58
Loans originated for sale	(105,623)	(85,164)	(90,129)
Proceeds from sales of loan originations	106,566	87,103	86,171
Net gain from loan sales	(1,146)	(797)	(766)
Federal Home Loan Bank stock dividends	—	(143)	—
Net (gain) loss on sale of other assets	60	89	(97)
Net increase in accrued interest receivable and other assets	(9,092)	(2,345)	(4,257)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(1,930)	727	2,152

Net cash provided by operating activities	6,485	9,936	3,105

Investing Activities
Proceeds from sales of available-for-sale securities	38,141	77,069	—
Proceeds from maturities of available-for-sale securities	69,307	37,728	40,042
Purchase of available-for-sale securities	(129,941)	(155,946)	(109,044)
Purchase of trading securities	(9,005)	(81,738)	(65,082)
Proceeds from maturities of trading securities	1,737	—	—
Proceeds from sale of trading securities	10,462	104,433	79,632
Change in interest-bearing deposits in other banks	(7)	(252)	—
Purchase of Federal Reserve Bank Stock	—	—	(836)
Purchase of Federal Home Loan Bank Stock	(101)	(117)	(495)
Acquisition, net of cash and cash equivalents acquired	—	—	7,212
Net increase in loans made to customers	(12,943)	(53,912)	(34,951)
Proceeds from the sale of other real estate owned	917	1,203	1,139
Purchase of bank premises and equipment	(549)	(500)	(2,889)
Proceeds from sale of bank premises and equipment	197	6	15

Net cash used in investing activities	(31,785)	(72,026)	(85,257)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	24,511	5,182	(11,751)
Net increase (decrease) in savings, money market and interest-bearing demand	12,366	(2,445)	(2,358)
Net increase in certificates of deposit	13,381	61,497	51,920
Net increase (decrease) in short-term borrowings	(21,471)	(19,177)	18,222
Proceeds from Federal Home Loan Bank advances	22,500	65,000	233,450
Payment of Federal Home Loan Bank advances	(33,352)	(55,850)	(228,453)
Issuance of preferred stock	—	25,223	—
Proceeds from issuance of junior subordinated debentures	—	—	20,620
Dividends paid	(2,625)	(3,940)	(5,097)

Net cash provided by financing activities	15,310	75,490	76,553

Net increase (decrease) in cash and cash equivalents	(9,990)	13,400	(5,599)
Cash and cash equivalents, January 1	36,923	23,523	29,122

Cash and cash equivalents, December 31	$26,933	$36,923	$23,523

Supplemental cash flow information
Interest paid	$21,664	$25,937	$28,170
Income taxes paid	400	2,555	1,968
Transfer of loans to other real estate owned	1,317	688	2,667

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

New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. Other than resolving certain minor inconsistencies in current U.S. generally accepted accounting principles (GAAP), the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new ASC structure.

ASC Topic 820, Fair Value Measurement and Disclosure.  In April 2009, an amendment to the accounting and reporting standards of fair value measurements and disclosures was issued. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material effect on the Corporation’s financial statements.

ASC Topic 320, Investments — Debt and Equity Securities.  Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards regarding recognition and disclosure of other-than-temporary impairment (“OTTI”). This amendment requires recognition of only the credit portion of OTTI in current earnings for those debt securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI is to be included in other comprehensive income. The adoption of this amendment did not have a material impact on the Corporation’s financial statements.

ASC Topic 855, Subsequent Events.  On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.

ASC Topic 860, Transfers and Servicing.  In November 2009, an amendment to the accounting standards for transfers of financial assets was issued. This amendment removes the concept of a qualifying special purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. This amendment also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This amendment is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This accounting pronouncement will be effective in 2010. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial statements.

ASC Topic 810, Consolidation.  In November 2009, an amendment to the accounting standards for consolidation was issued. The new guidance amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. This accounting pronouncement will be effective in 2010. The adoption of this pronouncement is not expected to have a material on the Corporation’s financial statements.

Use of Estimates

LNB Bancorp Inc. prepares its financial statements in conformity with GAAP. As such, GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets, fair values of certain securities, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. LNB Bancorp, Inc. held trading securities as of December 31, 2009 and December 31, 2008. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2009 and December 31, 2008, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. A decline in the fair value of securities below cost that is deemed other than temporary is charged to earnings, resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

Restricted Stock

The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. The Corporation also owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock, is recorded at redemption value which approximates fair value, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Loans are generally placed on nonaccrual status when they are 90 days past due for interest or principal or when the full and timely collection of interest or principal becomes uncertain. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed against interest income. Generally, a loan is returned to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement and when the collectability is no longer doubtful.

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

Goodwill and Core Deposit Intangibles

Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows Statement of Financial Accounting Standards ASC Topic 350, Goodwill and Other Intangibles. Goodwill is tested at least annually for impairment. Under the accounting for “Goodwill and Other Intangible Assets”, the Corporation is required to evaluate goodwill impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year.

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

Split-Dollar Life Insurance

The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. The liability is recognized based on the substantive agreement with the employee. In September 2006, the FASB ratified the Emerging Issues Task Force’s ASC 715-60, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue became effective January 1, 2008. The Issue was applied as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of Issue 06-4 reduced retained earnings by $725 effective January 1, 2008.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,356 and $2,605 at December 31, 2009 and 2008, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,730 and $1,766 at December 31, 2009 and 2008, respectively, are included in accumulated other comprehensive income.

(2)	Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options and warrants outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share amounts)

Weighted average shares outstanding used in Basic Earnings per Common Share	7,295,663	7,295,663	6,992,215
Dilutive effect of stock options	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	$7,295,663	$7,295,663	$6,992,215

Net Income (Loss)	(2,001)	3,396	5,512
Preferred stock dividend and accretion	1,256	91	—

Income (Loss) Available to Common Shareholders	$(3,257)	$3,305	$5,512

Basic Earnings (Loss) Per Common Share	$(0.45)	$0.45	$0.79

Diluted Earnings (Loss) Per Common Share	$(0.45)	$0.45	$0.79

No dilution exists for the year ended December 31, 2009 due to the net loss. All outstanding stock options were antidilutive for the years ended December 31, 2008 and December 31, 2007.

(3)	Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $919 on December 31, 2009 and $1,309 on December 31, 2008.

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

The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed using the Bank as the reporting unit. The Corporation considers several methodologies in determining the fair value of the reporting unit, including the discounted estimated future net cash flows, price to tangible book value, and core deposit premium values. Primary reliance is placed on the discounted estimated future net cash flow approach. The key assumptions used to determine the fair value of the Corporation subsidiary include: (a) cash flow period of 5 years; (b) capitalization rate of 9.5%: and (c) a discount rate of 12.5%, which is based on the Corporation’s average cost of capital adjusted for the risk associated with its operations. A variance in these assumptions could have a significant effect on the determination of goodwill impairment. The Corporation cannot predict the occurrences of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base or a material negative change in the relationship with significant customers.

Based on the Corporation’s goodwill impairment analysis, the fair value of the reporting unit exceeded its carrying value by an estimated 10%; therefore, no impairment charge was recognized as of December 31, 2009.

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	362	225

Carrying value of core deposit intangibles	$1,005	$1,142

Amortization expense for intangible assets was $137, $138 and $167 for the years ended December 31, 2009, 2008 and 2007, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2009. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.

Core Deposits Intangibles

(Dollars in thousands)

2010	$137
2011	137
2012	137
2013	137
2014	137
2015 and beyond	320

(5)	Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2009 and 2008 follows:

	At December 31, 2009
	Amortized			Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$45,142	$354	$(281)	$45,215
Mortgage backed securities	172,708	6,092	(21)	178,779
State and political subdivisions	22,588	571	(116)	23,043

Total Securities	$240,438	$7,017	$(418)	$247,037

	At December 31, 2008
	Amortized			Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$46,418	$1,134	$—	$47,552
Mortgage backed securities	150,718	2,886	(196)	153,408
State and political subdivisions	21,969	438	(315)	22,092

Total Securities	$219,105	$4,458	$(511)	$223,052

Trading Securities Held at December 31, 2009
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	Recorded to Income	Recorded to Income	Value
(Dollars in thousands)

Trading Securities	$8,327	$118	$—	$8,445

Trading Securities Held at December 31, 2008
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	Recorded to Income	Recorded to Income	Value
(Dollars in thousands)

Trading Securities	$11,245	$16	$—	$11,261

The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2009 follows:

	At December 31, 2009
		Fair
	Amortized Cost	Value
	(Dollars in thousands)

Securities available for sale:
Due in one year or less	$691	$708
Due from one year to five years	20,532	20,694
Due from five years to ten years	42,407	42,766
Due after ten years	4,100	4,090
Mortgage-backed	172,708	178,779

	$240,438	$247,037

Realized gains and losses related to securities available-for-sale for each of the three years ended December 31 follows:

	2009	2008	2007
	(Dollars in thousands)

Gross realized gains	$444	$612	$—
Gross realized losses	(111)	(76)	—

Net Securities Gains	$333	$536	$—

Proceeds from the sale of available for sale securities	$38,141	$77,069	$—

Net gains of $357 were recorded on the sale of trading securities during 2009. This included unrealized gains of $118 recorded to income on currently held trading securities. Net gains of $2 were recorded on the sale of trading securities during 2008 which included unrealized gains of $16 recorded to income on currently held trading securities.

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $187,701 and $159,142 at December 31, 2009 and 2008, respectively.

The securities portfolio contained $4,844 and $4,159 in non-rated securities of state and political subdivisions at December 31, 2009 and 2008, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $5,040 and $4,301 at December 31, 2009 and 2008, respectively. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2009 and 2008.

The following is a summary of securities that had unrealized losses at December 31, 2009 and 2008. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers. At December 31, 2009, the total unrealized losses of $418 were temporary in nature and due to the current level of interest rates.

	At December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Government agencies and corporations	$21,440	$(281)	$—	$—	$21,440	$(281)
Mortgage backed securities	2,177	(21)	—	—	2,177	(21)
State and political subdivisions	4,549	(116)	—	—	4,549	(116)

Total	$28,166	$(418)	$—	$—	$28,166	$(418)

	At December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage backed securities	22,569	(195)	1,642	(1)	24,211	(196)
State and political subdivisions	6,017	(315)	—	—	6,017	(315)

Total	$28,586	$(510)	$1,642	$(1)	$30,228	$(511)

(6)	Transactions with Related Parties

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Amount at beginning of year	$20,306	$22,833
New loans	6,760	1,871
Repayments	(7,994)	(5,083)
Changes in directors and officers and /or affiliations, net	(335)	685

Amount at end of year	$18,737	$20,306

The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $7,350 and $10,151, respectively at December 31, 2009 and 2008.

(7)	Loans and Allowance for Loan Losses

Loan balances at December 31, 2009 and December 31, 2008 are summarized by purpose as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$65,052	$60,725
One to four family residential	219,508	231,757
Multi-family residential	28,988	26,284
Non-farm non-residential properties	286,778	296,393
Commercial and industrial loans	61,929	60,846
Personal loans to individuals:
Auto, single payment and installment	135,097	123,807
All other loans	5,845	3,739

Total loans	803,197	803,551
Allowance for loan losses	(18,792)	(11,652)

Net loans	$784,405	$791,899

Activity in the allowance for loan losses for 2009, 2008 and 2007 is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at the beginning of year	$11,652	$7,820	$7,300
Provision for loan losses	19,017	6,809	2,255
Allowance from merger	—	—	1,098
Loans charged-off	(12,477)	(4,168)	(3,332)
Recoveries on loans previously charged-off	600	1,191	499

Balance at the end of the year	$18,792	$11,652	$7,820

Information regarding impaired loans is as follows:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Year-end impaired loans with allowance for loan losses specifically allocated	$24,250	$13,213	$5,456
Year-end impaired loans without allowance for loan losses specifically allocated	2,804	2,331	2,471
Amount of allowance specifically allocated to impaired loans	7,584	3,569	1,549
Average of impaired loans during the year	22,872	16,094	10,929
Interest income recognized during impairment	—	—	—
Nonaccrual loans at year end	38,837	19,592	10,831

(8)	Bank Premises, Equipment and Leases

Bank premises and equipment are summarized as follows:

	At December 31
	2009	2008
	(Dollars in thousands)

Land	$2,602	$2,662
Buildings	11,434	12,002
Equipment	14,034	14,031
Purchased software	3,979	3,967
Leasehold improvements	1,078	1,060

Total cost	$33,127	$33,722
Less: accumulated depreciation and amortization	23,022	22,218

Net bank premises and equipment	$10,105	$11,504

Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,330 in 2009, $1,459 in 2008 and $1,466 in 2007. Amortization of purchased software charged to noninterest expense amounted to $302 in 2009, $290 in 2008 and $264 in 2007.

At December 31, 2009, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in thousands)

2010	$765
2011	738
2012	620
2013	500
2014	435
2015 and thereafter	629

Total	$3,687

Rentals paid under leases on Corporation premises and equipment amounted to $1,186 in 2009, $1,190 in 2008 and $1,106 in 2007.

(9)	Deposits

Deposit balances are summarized as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Demand and other noninterest-bearing	$118,505	$93,994
Interest checking	137,807	115,102
Savings	82,771	78,526
Money market accounts	84,467	99,051
Consumer time deposits	476,798	449,772
Public time deposits	71,085	72,247
Brokered time deposits	—	12,483

Total deposits	$971,433	$921,175

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $185,495 and $166,160 at December 31, 2009 and 2008, respectively.

The maturity distribution of certificates of deposit as of December 31, 2009 follows:

		After 12 Months	After 36 Months
	Within	but within 36	but within 60
	12 Months	Months	Months	After 5 Years	Total
	(Dollars in thousands)

Consumer time deposits	$336,939	$122,332	$17,507	$20	$476,798
Public time deposits	67,468	3,617	—	—	71,085

Total time deposits	$404,407	$125,949	$17,507	$20	$547,883

(10)	Short-Term Borrowings

The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2009, the Bank had pledged approximately $3,619 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $1,809. No amounts were outstanding at December 31, 2009 or December 31, 2008. The Corporation also has a $4.0 million line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of December 31, 2009.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. The table below presents information for short-term borrowings for the three years ended December 31, 2009.

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)

Securities sold under repurchase agreements
Period End:
Outstanding	$1,457	$22,928	$22,105
Interest rate	0.15%	0.50%	3.21%
Average:
Outstanding	$24,089	$25,875	$23,533
Interest rate	0.51%	1.19%	3.63%
Maximum month-end balance	$37,295	$30,781	$28,039

Federal funds purchased
Period End:
Outstanding	$—	$—	$20,000
Interest rate	n/a	n/a	4.25%
Average:
Outstanding	$—	$1,989	$7,947
Interest rate	n/a	3.87%	5.30%
Maximum month-end balance	$—	$12,900	$20,000

(11)	Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $42,505 and $53,357 at December 31, 2009 and December 31, 2008 respectively. All advances are bullet maturities with no call features. At December 31, 2009, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $69,833 and $23,822, respectively. The maximum borrowing capacity of the Bank at December 31, 2009 was $59,774 with unused collateral borrowing capacity of $17,222. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $0 for the CMA line of credit as of December 31, 2009 and December 31, 2008.

Maturities of FHLB advances outstanding at December 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)

Maturities January 2009 through December 2009, with fixed rates ranging from 3.36% to 5.00%, averaging 3.60% in 2008	$—	$25,794
Maturity January 2010, fixed rate 3.58%	10,000	10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2009 and 2008	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	—
Maturity January 2014, fixed rate 3.55%	55	63
Maturity July 2015, fixed rate 4.76%	2,450	2,500

Total FHLB advances	$42,505	$53,357

(12)	Trust Preferred Securities

In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10.0 million of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation used the proceeds from the debentures to fund the cash portion of the Morgan Bancorp, Inc. acquisition. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts.

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.6% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred. At December 31, 2009, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2009 were 1.73% and 6.64% for Trust I and Trust II, respectively.

(13)	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Income Taxes:
Federal current expense (benefit)	$(90)	$1,353	$1,469
Federal deferred expense (benefit)	(2,578)	(1,241)	182

Total Income Tax (Benefit)	$(2,668)	$112	$1,651

The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Computed “expected” tax expense (benefit)	$(1,587)	$1,193	$2,435
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(386)	(265)	(277)
Tax exempt interest on bank owned life insurance	(236)	(332)	(243)
New markets tax credit	(530)	(476)	(476)
Other, net	71	(8)	212

Total Income Taxes (Benefit)	$(2,668)	$112	$1,651

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2009 and 2008 there were no material uncertain income tax positions.

Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2009 and 2008 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2009	2008
	(Dollars in thousands)

Deferred Federal tax assets:
Allowance for loan losses	$6,365	$3,922
Deferred compensation	308	375
Minimum pension liability	889	910
Equity based compensation	69	60
Accrued loan fees and costs	241	124
New Market Tax Credit	430	—
Mark-to-market adjustments	155	250
Other deferred tax assets	711	525

Total deferred Federal tax assets	$9,168	$6,166

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(106)	$(44)
Unrealized gain on securities available for sale	(2,243)	(1,342)
FHLB stock dividends	(254)	(254)
Intangible asset amortization	(586)	(448)
Accretion	(181)	(119)
Deferred charges	(597)	(338)
Prepaid pension	(353)	(435)
Other deferred tax liabilities	(303)	(297)

Total deferred Federal tax liabilities	(4,623)	(3,277)

Net deferred Federal tax assets	$4,545	$2,889

(14)	Shareholders’ Equity

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2009 and 2008, 25,223 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.

The Corporation issued 25,223 shares of Series B Preferred Stock to the U.S. Treasury in a transaction exempt from the registration requirements of the Securities Act. The issued and outstanding shares of Series B Preferred Stock were validly issued, have been fully paid and are nonassessable. Holders of shares of Series B Preferred Stock are entitled to receive if, as and when declared by our Board of Directors or a duly authorized committee of the Board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $1,000 per share of Series B Preferred Stock with respect to each dividend period from December 12, 2008 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of shares of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $1,000 per share of Series B Preferred Stock.

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

Common Stock

The Corporation is authorized to issue up to 15,000,000 common stock shares. Common shares outstanding were 7,295,663 at December 31, 2009 and 2008.

Common Shares Repurchase Plan and Treasury Shares

On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2009 and December 31, 2008, LNB Bancorp, Inc. held 328,194 common shares as Treasury shares under this plan at a total cost of $6,092. The terms of the Corporation’s sale of $25.2 million of its Series B Preferred

Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation is prohibited from repurchasing any of its common shares or preferred stock without, among other things, U.S. Treasury approval, subject to the availability of certain limited exceptions, such as purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Shareholder Rights Plan

On October 24, 2000, the Board of Directors of the Corporation adopted a Shareholder Rights Plan which was amended as of May 17, 2006. The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in the Corporation, other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s common shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, making an acquisition of the Corporation without prior Board approval prohibitively expensive.

The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding Common Share of the Corporation held as of the close of business on November 6, 2000. One Preferred Share Purchase Right will also be distributed for each common share issued after November 6, 2000. Each right entitles the registered holder to purchase from the Corporation. Units of a new series of Voting Preferred Shares, no par value, at 50% of market value, if a person or group acquires 15% or more of the Corporation’s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common share.

LNBB Direct Stock Purchase and Dividend Reinvestment Plan

The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2009 and 43,314 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2008 while 51,011 shares were purchased in the open market at the current market price.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained earnings. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Due to the loss reported in 2009 the Bank is not able to pay any dividends or incur additional debt with prior approval of the OCC. Dividends declared and paid in 2009 were approved by the OCC prior to declaration and payment. Future dividend payments or debt issuance by the Corporation will be based on future earnings and the approval of the OCC.

The terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to pay dividends. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) without, among other things, U.S. Treasury approval. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

(15)	Regulatory Capital

The Corporation and the Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve Board and the Office of Comptroller of Currency. These guidelines are used to evaluate capital adequacy and include required minimums as discussed below. The Corporation and the Bank are subject to the FDIC Improvement Act. The FDIC Improvement Act established five capital categories ranging from “well capitalized” to “critically undercapitalized.” These five capital categories are used by the Federal Deposit Insurance Corporation to determine prompt corrective action and an institution’s semi-annual FDIC deposit insurance premium assessments.

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

At December 31, 2009 and 2008, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (risk weighted)
Consolidated	$117,824	13.64%	$114,750	13.44%
Bank	107,539	12.46	87,844	10.30
Tier 1 capital (risk weighted)
Consolidated	87,625	10.14	78,846	9.24
Bank	92,752	10.75	71,171	8.35
Tier 1 capital (average assets)
Consolidated	87,625	7.70	78,846	7.20
Bank	92,752	8.14	71,171	6.44

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Well Capitalized:
Total capital (risk weighted)
Consolidated	$86,381	10.00%	$85,379	10.00%
Bank	86,307	10.00	85,285	10.00
Tier 1 capital (risk weighted)
Consolidated	51,849	6.00	51,199	6.00
Bank	51,769	6.00	51,141	6.00
Tier 1 capital (average assets)
Consolidated	56,899	5.00	54,754	5.00
Bank	56,973	5.00	55,257	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$69,105	8.00%	$68,304	8.00%
Bank	69,046	8.00	68,228	8.00
Tier 1 capital (risk weighted)
Consolidated	34,566	4.00	34,132	4.00
Bank	34,512	4.00	34,094	4.00
Tier 1 capital (average assets)
Consolidated	45,519	4.00	43,803	4.00
Bank	45,578	4.00	44,206	4.00

(16)	Parent Company Financial Information

LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2009 and 2008, and the condensed statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
Condensed Balance Sheets	2009	2008
	(Dollars in thousands)

Assets:
Cash	$2,106	$25,925
Investment in The Lorain National Bank	118,053	94,820
Other investments	7	7
Note receivable — The Lorain National Bank	4,000	6,000
Other assets	864	1,010

Total Assets	$125,030	$127,762

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$20,620	$20,620
Other liabilities	269	83
Shareholders’ equity	104,141	107,059

Total Liabilities and Shareholders’ Equity	$125,030	$127,762

	Year Ended December 31,
Condensed Statements of Income	2009	2008	2007
	(Dollars in thousands)

Income
Interest income	$363	$390	$368
Cash dividend from The Lorain National Bank	2,190	3,900	5,160
Other income	145	62	2

Total Income	2,698	4,352	5,530

Expenses
Interest expense	941	1,176	914
Other expenses	202	272	245

Total Expense	1,143	1,448	1,159
Income before income taxes and equity in undistributed net income of subsidiary	1,555	2,904	4,371
Income tax (benefit) expense	(221)	(335)	6

Equity in undistributed net income (loss) of subsidiary	(3,777)	157	1,147

Net Income (Loss)	$(2,001)	$3,396	$5,512

	Year Ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
	(Dollars in thousands)

Net Income (Loss)	$(2,001)	$3,396	$5,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiary	3,777	(157)	(1,147)
Share-based compensation expense, net of tax	79	71	58
Net change in other assets and liabilities	174	(1,082)	180

Net cash provided by operating activities	2,029	2,228	4,603

Cash Flows from Investing Activities:
Payments for investments in subsidiaries	—	—	(15,740)
Payments for advances to The Lorain National Bank	(25,223)	—	—
Payments to The Lorain National Bank for subordinated debt instrument	—	—	(4,000)
Payments from The Lorain National Bank for subordinated debt instrument	2,000	2,000	—

Net cash provided by (used in) investing activities	(23,223)	2,000	(19,740)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debentures	—	—	20,620
Proceeds from issuance of preferred stock	—	25,223	—
Dividends paid	(2,625)	(3,940)	(5,097)

Net cash provided by (used in) financing activities	(2,625)	21,283	15,523

Net increase (decrease) in cash equivalents	(23,819)	25,511	386
Cash and cash equivalents at beginning of year	25,925	414	28

Cash and cash equivalents at end of year	$2,106	$25,925	$414

(17)	Retirement Pension Plan

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

The net periodic pension costs charged to expense amounted to $199 in 2009, $(16) in 2008 and $(15) in 2007. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2009, 2008, and 2007. The losses recognized due to settlement in the amount of $48 in 2007 results from significant lump sum distributions paid in 2007, but not actuarially projected. There were no losses recognized due to settlement in 2009 and 2008.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,723)	$(5,559)	$(5,534)
Interest Cost	(324)	(324)	(308)
Actuarial gain (loss)	(218)	(363)	(284)
Settlement loss	—	—	(92)
Benefits paid	549	523	659

Projected benefit obligation at the end of the year	$(5,716)	$(5,723)	$(5,559)

Change in plan assets
Fair value of plan assets at beginning of year	$3,969	$5,430	$5,374
Actual gain on plan assets	401	(968)	465
Employer contributions	400	—	250
Gain/(Loss)	—	30	—
Benefits paid	(549)	(523)	(659)

Fair value of plan assets at end of year	$4,221	$3,969	$5,430

Funded status (included in accrued liabilities)	$(1,495)	$(1,754)	$(129)

Unrecognized actuarial loss in accumulated other comprehensive income	$2,619	$2,677	$1,037

Amounts recognized in the consolidated statements of income consist of:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$324	$324	$307
Expected return on plan benefits	(275)	(388)	(389)
Amortization of Loss	150	48	19
Loss recognized due to settlement	—	—	48

Net Periodic Pension Cost (Benefit)	$199	$(16)	$(15)

Pension liability adjustments recognized in other comprehensive income include:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Amortization of unrecognized actuarial loss	$150	$48	$19
Current deferral of gains (losses)	(92)	(1,688)	(256)

Pension liability adjustments recognized
in comprehensive income	58	(1,640)	(237)
Tax effect	(20)	557	82

Net pension liability adjustments	$38	$(1,083)	$(155)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Weighted average discount rate	5.75%	5.75%	5.75%

Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Assumed rate of future compensation increases	0.00%	0.00%	0.00%

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

Plan Assets

The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2009, 2008 and 2007 by asset category are as follows:

	Plan Assets at December 31,
	2009	2008	2007

Asset Category:
Equity securities	57.48%	47.53%	59.90%
Debt securities	41.82	52.25	35.30
Cash and cash equivalents	0.70	0.22	4.80

Total	100.00%	100.00%	100.00%

LNB Bancorp, Inc. common stock to total plan assets	3.08%	4.25%	8.50%

The investment strategy for 2010 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2010.

The Lorain National Bank has not yet decided the contribution to The Lorain National Bank Retirement Pension Plan in 2010.

The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)

2010	$299
2011	312
2012	344
2013	374
2014	373
2015-2019	1,942

(18)	Stock Options and Stock Appreciation Rights

A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of December 31, 2009 were stock options granted in 2007, 2008 and 2009. The Corporation also has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) to eight employees, 15,500 of which have expired due to employee terminations. The Corporation adopted ASC Topic 718 — Compensation — Stock Compensation for the accounting and disclosure of the stock option agreements and the SARs.

The expense recorded for the year ended December 31, 2009 was $0 for SAR’s and $79 for stock options. Expense recorded during 2008 and 2007 was $0 and $0 for SAR’s and $78 and $79 for stock options, respectively. The number of options or SAR’s and the exercise prices for these nonqualified incentive options or SAR’s outstanding as of December 31, 2009 follows:

	Year Issued
	2005	2005	2006	2007	2007	2008	2008	2009	2006
Type	Option	Option	Option	Option	Option	Option	Option	Option	SAR’s

Number of Options	2,500	30,000	30,000	30,000	20,000	50,000	33,000	2,500	14,500
Strike Price	$16.50	$19.17	$19.10	$16.00	$15.35	$14.47	$14.47	$5.46	$19.00
Number of Options Vested	2,500	30,000	30,000	20,000	13,334	16,666	10,165	—	14,500
Assumptions:
Risk free interest rate	4.50%	3.92%	3.66%	4.73%	4.72%	2.94%	2.94%	2.27%	1.42%
Dividend yield	4.36%	3.76%	3.77%	4.50%	4.69%	4.98%	4.98%	6.68%	6.86%
Volatility	18.48%	17.30%	17.66%	16.52%	15.33%	15.68%	15.68%	22.97%	25.19%
Expected Life — years	5	6	6	7	6	6	6	6	4

For options granted in 2009, 2008, and 2007, the weighted average grant date fair value was $0.46, $1.13, and $1.94, respectively.

The activity in stock options outstanding for the three years ended December 31, 2009 follows:

	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
		Exercise		Exercise		Exercise
	Options	Price Per Share	Options	Price Per Share	Options	Price Per Share

Outstanding at beginning of year	203,500	$16.18	112,500	$17.57	62,500	$19.03
Granted	2,500	5.46	99,500	14.47	50,000	15.74
Forfeited or expired	(8,000)	14.47	(8,500)	14.47	—	—
Exercised	—	—	—	—	—	—
Stock dividend or split	—	—	—	—	—	—

Outstanding at end of year	198,000	$16.12	203,500	$16.18	112,500	$17.57

Exerciseable at end of year	122,665	$17.14	69,167	$18.23	32,500	$18.94

A summary of the status of the Corporation’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted Average
		Exercise Price
	Nonvested Shares	Per Share

Nonvested at January 1, 2009	134,333	$15.13
Granted	2,500	5.46
Vested	53,498	15.73
Forfeited	8,000	14.47
Nonvested at December 31, 2009	75,335	14.45

As of December 31, 2009 there was $17 of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of two years.

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

The Bank adopted The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. This Plan amended and restated the previous plan — The Lorain National Bank Stock Purchase Plan. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2009, 2008 or 2007.

Under provisions of the Plan, a participant can contribute a percentage of their compensation to the Plan. For plan years prior to January 1, 2008, the Bank made a non-discretionary 50% contribution to match each employee’s contribution, limited to the first six percent of an employee’s wage. Effective January 1, 2008, the Plan changed to a safe-harbor status with a 3% non-elective contribution for all employees. The Plan uses the contributions of the Corporation to purchase LNB Bancorp, Inc. common stock. Effective January 1, 2001, the Plan permits the investment of plan assets, contributed by employees as well as the Corporation, among different funds.

The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $370, $374, and $296, in 2009, 2008 and 2007, respectively.

(20)	Commitments and Contingencies

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

A summary of the contractual amount of commitments at December 31, 2009 and 2008 follows:

	2009	2008
	(Dollars in thousands)

Commitments to extend credit	$68,770	$76,199
Home equity lines of credit	75,791	81,416
Standby letters of credit	8,616	9,313

Total	$153,177	$166,928

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2009 and 2008.

Limitations

Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant, and equipment and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value. The estimated fair values of the Corporation’s financial instruments at December 31, 2009 and 2008 are summarized as follows:

	At December 31,
	2009		2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest bearing deposits in other banks	$27,292	$27,292	$37,275	$37,275
Securities	255,482	255,482	234,313	234,313
Portfolio loans, net	784,405	786,154	791,899	821,200
Loans held for sale	3,783	3,783	3,580	3,580
Accrued interest receivable	4,072	4,072	4,290	4,290

	At December 31,
	2009		2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial liabilities
Deposits:
Demand, savings and money market	$423,550	$423,550	$386,673	$386,673
Certificates of deposit	547,883	555,302	534,502	546,497

Total deposits	971,433	978,852	921,175	933,170

Short-term borrowings	1,457	1,457	22,928	22,928
Federal Home Loan Bank advances	42,505	43,708	53,357	54,647
Junior subordinated debentures	20,620	18,489	20,620	21,492
Accrued interest payable	2,074	2,074	3,813	3,813

The fair value of financial assets and liabilities is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are:

•	Level 1 — Valuations based on quoted prices in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

•	Level 3 — Assets and liabilities with valuations that include methodologies and assumptions that may not be readily observable, including option pricing models, discounted cash flow models, yield curves and similar techniques. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and the valuation techniques used by the Corporation to determine those fair values.

	Fair Value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Trading Securities	$8,445	$—	$8,445	$—
Available for Sale Securities	247,037	—	247,037	—

Total	$255,482	$—	$255,482	$—

	Fair Value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Trading Securities	$11,261	$—	$11,261	$—
Available for Sale Securities	223,052	—	223,052	—

Total	$234,313	$—	$234,313	$—

Gains of $386 and $108 were included under security gains in earnings for the year ended December 31, 2009 and 2008, respectively for assets held and measured at fair value as of December 31, 2009 and 2008.

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2009 and 2008, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Impaired loans accounted for under ASC 310-10-45 valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $27,054 at December 31, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Impairment charges recorded to the income statement for impaired loans were $4,015 and $2,020 for the years ended December 31, 2009 and December 31, 2008, respectively.

(22)	Quarterly Financial Data (Unaudited)

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)

2009
Total interest income	$14,523	$14,356	$14,523	$14,245	$57,647
Total interest expense	5,625	5,222	4,945	4,133	19,925
Net Interest income	8,898	9,134	9,578	10,112	37,722
Provision for loan losses	1,809	2,484	11,067	3,657	19,017
Net interest income after provision for loan losses	7,089	6,650	(1,489)	6,455	18,705
Noninterest income	2,857	3,244	3,124	2,731	11,956
Noninterest expense	8,360	9,480	8,737	8,753	35,330
Income tax expense (benefit)	269	(102)	(2,726)	(109)	(2,668)
Net Income (Loss)	1,317	516	(4,376)	542	(2,001)
Preferred Stock Dividend and Accretion	299	319	319	319	1,256
Net Income (Loss) Available to Common Shareholders	1,018	197	(4,695)	223	(3,257)
Basic earnings (loss) per common share	0.14	0.03	(0.64)	0.03	(0.45)
Diluted earnings (loss) per common share	0.14	0.03	(0.64)	0.03	(0.45)
Dividends declared per common share	0.09	0.09	0.01	0.01	0.20

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)

2008
Total interest income	$15,114	$14,443	$14,385	$14,386	$58,328
Total interest expense	7,594	6,304	6,156	6,135	26,189
Net Interest income	7,520	8,139	8,229	8,251	32,139
Provision for loan losses	474	4,664	471	1,200	6,809
Net interest income after provision for loan losses	7,046	3,475	7,758	7,051	25,330
Noninterest income	3,334	3,154	3,158	2,813	12,459
Noninterest expense	8,522	8,840	8,498	8,421	34,281
Income tax expense (benefit)	411	(1,076)	595	182	112
Net Income (Loss)	1,447	(1,135)	1,823	1,261	3,396
Preferred Stock Dividend and Accretion	—	—	—	91	91
Net Income (Loss) Available to Common Shareholders	1,447	(1,135)	1,823	1,170	3,305
Basic earnings (loss) per common share	0.20	(0.16)	0.25	0.16	0.45
Diluted earnings (loss) per common share	0.20	(0.16)	0.25	0.16	0.45
Dividends declared per common share	0.18	0.18	0.09	0.09	0.54

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2009, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009.

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

LNB Bancorp, Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2009, the Corporation’s internal control over financial reporting was effective.

3.	Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information regarding the executive officers of the Corporation is set forth in Part I of this Form 10-K. Other information required to be included in this Item 10 is incorporated by reference herein from the information about the Corporation’s directors provided in the section captioned “PROPOSAL 1 — Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

Item 11.	Executive Compensation

The information required to be included in this Item 11 is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required to be included in this Item 12 is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Table

Number of
Securities
	Number of		Remaining Available
	Securities to be	Weighted-	for Future Issuance
	Issued Upon	Average Exercise	under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights	(a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	105,500	$14.42	494,500 (2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05

Total	198,000	$16.11	494,500

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares in the form of awards under the plan, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Daniel E. Klimas was granted stock options on February 1, 2005, February 1, 2006, and February 1, 2007 each to purchase 30,000 shares which vest in 10,000 share increments on the first, second and third anniversaries of the date of grant. Frank A. Soltis was granted an option to purchase 2,500 shares on June 27, 2005 which vested on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are equal to fair market value of the common shares at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2007 has an exercise price of $16.00 per share and the stock option for 2,500 shares awarded to Mr. Soltis has an exercise price of $16.50 per share. The options expire 10 years from the date of grant.

Item 13.	Certain Relationships and Related Transactions

The information required to be included in this Item 13 is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

The information required to be included in this Item 14 is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 5, 2010 appear on pages 40 through 72 of this annual report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Reference is made to the Exhibit Index which is found on page 77 of this Form 10-K.

(b) The exhibits referenced on the following Exhibit Index are filed as part of this report.

Exhibit Index

S-K
Reference
Number	Exhibit

3(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
3(b)	Certificate of Amendment to the Amended Articles of Incorporation, filed with the Ohio Secretary of State on December 11, 2008. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on December 17, 2008.
3(c)	LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 16, 2007.
4(a)	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Corporation dated October 24, 2000. Incorporated by reference herein from Exhibit 10(r) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
4(b)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(c)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(d)	Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(e)	Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(f)	Form of Warrant for Purchase of Shares of Common Stock. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on December 17, 2008.
10(a)*	Form of Stock Appreciation Rights Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.
10(b)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan, as restated. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 8-K filed on December 18, 2009.
10(c)*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.
10(d)*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004.
10(e)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of July 16, 2008. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on July 18, 2008.
10(f)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 12, 2008. Incorporated by reference herein from Exhibit 10(f) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.
10(g)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 15, 2009. Incorporated by reference herein from Exhibit 10.3 of the Corporation’s Form 8-K filed on December 18, 2009.
10(h)	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s Form 10-K for the year ended December 31, 2003.

S-K
Reference
Number	Exhibit

10(i)*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.
10(j)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10(k)	Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s Form 10-K for the year ended December 31, 2001.
10(l)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(m)	Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(o) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(n)	Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(o)*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Incorporated by reference herein from Exhibit 10(q) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(p)*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(t) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(q)	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(u) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(r)	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(v) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(s)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(t)*	LNB Bancorp, Inc. 2006 Stock Incentive Plan, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 18, 2009.
10(u)*	2008 Management Incentive Plan for Key Executives, as restated. Incorporated by reference herein from Exhibit 10(ee) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.
10(v)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10. 1 of the Corporation’s Form 1 0-Q for the fiscal quarter ended June 30, 2007.
10(w)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
10(x)*	Change in Control Supplemental Executive Compensation Agreement between LNB Bancorp, Inc. and David S. Harnett, dated August 8, 2007. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 10-Q for the fiscal quarter ended September 30, 2007.
10(y)*	LNB Bancorp, Inc. 2007 Chief Executive Officer Long Term Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed January 15, 2008.

S-K
Reference
Number	Exhibit

10(z)*	Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 6, 2008.
10(aa)	Letter Agreement, dated December 12, 2008, between the Corporation and the U.S. Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 17, 2008.
10(bb)*	2009 Management Incentive Plan for Key Executives, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on November 10, 2009.
10(cc)*	Form of Restricted Stock Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 25, 2010.
21.1	Subsidiaries of LNB Bancorp, Inc.
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a), dated March 12, 2010 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a), dated March 12, 2010 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2010 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2010 for LNB Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.
99.1	Certification of the Chief Executive Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009, dated March 12, 2010.
99.2	Certification of the Chief Financial Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009, dated March 12, 2010.

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: March 12, 2010

By:	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Daniel P. Batista	Director

/s/ Robert M. Campana Robert M. Campana	Director	March 12, 2010

/s/ Terry D. Goode Terry D. Goode	Director	March 12, 2010

/s/ James F. Kidd James F. Kidd	Vice Chairman and Director	March 12, 2010

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director	March 12, 2010

Benjamin G. Norton	Director

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 12, 2010

/s/ John W. Schaeffer, M.D. John W. Schaeffer, M.D.	Director	March 12, 2010

/s/ Lee C. Howley Lee C. Howley	Director	March 12, 2010

/s/ Donald F. Zwilling Donald F. Zwilling	Director	March 12, 2010

/s/ James R. Herrick James R. Herrick	Chairman and Director	March 12, 2010

/s/ Thomas P. Perciak Thomas P. Perciak	Director	March 12, 2010

/s/ Daniel G. Merkel Daniel G. Merkel	Director	March 12, 2010

/s/ Daniel E. Klimas Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ Gary J. Elek Gary J. Elek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010