Form 10-Q
period 2010-03-31
LNB BANCORP INC
filed 2010-05-14
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of common shares of the registrant outstanding on May 7, 2010 was 7,363,161.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$17,156	$16,933
Federal funds sold and short-term investments	37,211	10,000

Cash and cash equivalents	54,367	26,933
Interest-bearing deposits in other banks	359	359
Securities: (Note 5)
Trading securities, at fair value	—	8,445
Available for sale, at fair value	248,112	247,037

Total securities	248,112	255,482
Restricted stock	4,985	4,985
Loans held for sale	3,691	3,783
Loans: (Note 6)
Portfolio loans	792,585	803,197
Allowance for loan losses (Note 6)	(19,183)	(18,792)

Net loans	773,402	784,405

Bank premises and equipment, net	9,782	10,105
Other real estate owned	1,467	1,264
Bank owned life insurance	16,607	16,435
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	971	1,005
Accrued interest receivable	3,882	4,072
Other assets	19,556	19,099

Total Assets	$1,158,763	$1,149,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 7)
Demand and other noninterest-bearing	$111,896	$118,505
Savings, money market and interest-bearing demand	304,711	305,045
Certificates of deposit	562,445	547,883

Total deposits	979,052	971,433

Short-term borrowings (Note 8)	1,589	1,457
Federal Home Loan Bank advances (Note 9)	42,504	42,505
Junior subordinated debentures (Note 10)	20,620	20,620
Accrued interest payable	1,951	2,074
Accrued taxes, expenses and other liabilities	7,666	7,279

Total Liabilities	1,053,382	1,045,368

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at March 31, 2010 and December 31, 2009.	—	—
Preferred stock, Series B, no par value, 25,223 shares authorized and issued at March 31, 2010 and December 31, 2009.	25,223	25,223
Discount on Series B preferred stock	(127)	(131)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,691,355 shares at March 31, 2010 and 7,623,857 at December 31, 2009.	7,691	7,624
Additional paid-in capital	37,808	37,862
Retained earnings	37,821	36,883
Accumulated other comprehensive income	2,911	2,626
Treasury shares at cost, 328,194 shares at March 31, 2010 and at December 31, 2009	(6,092)	(6,092)

Total Shareholders’ Equity	105,381	104,141

Total Liabilities and Shareholders’ Equity	$1,158,763	$1,149,509

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,792	$11,611
Securities:
U.S. Government agencies and corporations	2,136	2,475
State and political subdivisions	246	233
Trading securities	49	127
Other debt and equity securities	61	63
Federal funds sold and short-term investments	9	14

Total interest and dividend income	13,293	14,523
Interest Expense
Deposits	2,980	4,902
Federal Home Loan Bank advances	318	432
Short-term borrowings	1	36
Junior subordinated debentures	215	255

Total interest expense	3,514	5,625

Net Interest Income	9,779	8,898
Provision for Loan Losses (Note 6)	2,109	1,809

Net interest income after provision for loan losses	7,670	7,089
Noninterest Income
Investment and trust services	445	350
Deposit service charges	939	1,026
Other service charges and fees	794	637
Income from bank owned life insurance	171	162
Other income	93	83

Total fees and other income	2,442	2,258
Securities gains, net	38	337
Gains on sale of loans	192	254
Gains (losses) on sale of other assets, net	(21)	8

Total noninterest income	2,651	2,857
Noninterest Expense
Salaries and employee benefits	3,918	3,718
Furniture and equipment	933	1,142
Net occupancy	615	644
Outside services	553	555
Marketing and public relations	246	244
Supplies, postage and freight	342	334
Telecommunications	212	203
Ohio franchise tax	281	232
FDIC assessments	528	313
Other real estate owned	81	71
Electronic banking expenses	184	189
Loan and collection expense	323	210
Other expense	477	505

Total noninterest expense	8,693	8,360

Income before income tax expense	1,628	1,586
Income tax expense	297	269

Net Income	$1,331	$1,317

Dividends and accretion on preferred stock	319	299

Net Income Available to Common Shareholders	$1,012	$1,018

Net Income Per Common Share (Note 2)
Basic	$0.14	$0.14
Diluted	0.14	0.14
Dividends declared	0.01	0.09
Average Common Shares Outstanding
Basic	7,322,662	7,295,663
Diluted	7,322,662	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred Stock	Warrant to		Additional		Accumulated Other
	(Net of	Purchase Common	Common	Paid-In		Comprehensive	Treasury
	Discount)	Stock	Stock	Capital	Retained Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income					1,317			1,317
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						561		561

Total comprehensive income								1,878
Share-based compensation				45				45
Preferred dividends and accretion of discount	4				(221)			(217)
Common dividends declared, $.09 per share					(657)			(657)

Balance, March 31, 2009	$25,081	$146	$7,624	$37,828	$42,121	$1,400	$(6,092)	$108,108

Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					1,331			1,331
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						285		285

Total comprehensive income								1,616
Share-based compensation				13				13
Nonvested (restricted) shares granted (67,498 shares)			67	(67)				—
Preferred dividends and accretion of discount	4				(319)			(315)
Common dividends declared, $.01 per share					(74)			(74)

Balance, March 31, 2010	$25,096	$146	$7,691	$37,808	$37,821	$2,911	$(6,092)	$105,381

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Operating Activities
Net income	$1,331	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,109	1,809
Depreciation and amortization	383	427
Amortization of premiums and discounts	407	241
Amortization of intangibles	34	33
Amortization of loan servicing rights	28	89
Amortization of deferred loan fees	(36)	132
Federal deferred income tax expense (benefit)	(430)	120
Securities gains, net	(38)	(337)
Share-based compensation	13	45
Loans originated for sale	(24,342)	(25,330)
Proceeds from sales of loan originations	24,434	26,168
Net gain from loan sales	(192)	(254)
Net (gain) loss on sale of other assets	21	(8)
Net decrease in accrued interest receivable and other assets	(26)	(1,788)
Net decrease in accrued interest payable, taxes and other liabilities	264	1,332

Net cash provided by operating activities	3,960	3,996

Investing Activities
Proceeds from sales of available-for-sale securities	4,170	17,979
Proceeds from maturities of available-for-sale securities	20,381	9,744
Purchase of available-for-sale securities	(25,010)	(51,514)
Change in interest-bearing deposits in other banks	(1)	(2)
Proceeds from sale of trading securities	7,774	—
Purchase of Federal Home Loan Bank Stock	—	(101)
Net (increase) decrease in loans made to customers	8,812	(940)
Proceeds from the sale of other real estate owned	47	82
Purchase of bank premises and equipment	(60)	(434)

Net cash used in investing activities	16,113	(25,186)
Financing Activities
Net decrease in demand and other noninterest-bearing	(6,609)	(163)
Net increase (decrease) in savings, money market and interest-bearing demand	(334)	13,458
Net increase in certificates of deposit	14,562	43,650
Net increase in short-term borrowings	132	2,874
Proceeds from Federal Home Loan Bank advances	30,000	15,000
Payment of Federal Home Loan Bank advances	(30,001)	(25,000)
Dividends paid	(389)	(878)

Net cash provided by financing activities	7,361	48,941

Net increase in cash and cash equivalents	27,434	27,751
Cash and cash equivalents, January 1	26,933	36,923

Cash and cash equivalents, March 31	$54,367	$64,674

Supplemental cash flow information
Interest paid	$3,638	$5,871
Income taxes paid	—	627
Transfer of loans to other real estate owned	310	460
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
     New Accounting Pronouncements
          ASC Topic 860, Transfers and Servicing. In November 2009, an amendment to the accounting standards for transfers of financial assets was issued. This amendment removes the concept of a qualifying special purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. This amendment also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This amendment is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This accounting pronouncement is effective in 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.
          ASC Topic 810, Consolidation. In November 2009, an amendment to the accounting standards for consolidation was issued. The new guidance amends the criteria for determining the primary beneficiary of, and the entity required to consolidate, a variable interest entity. This accounting pronouncement is effective in 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a bank holding company engaged in the business of commercial and retail banking, investment management and trust services, and banking centers located throughout Lorain, Erie, Cuyahoga and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation did not hold any trading securities as of March 31, 2010. The Corporation held trading securities as of December 31, 2009. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2010 and December 31, 2009, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Other Real Estate Owned
Other real estate owned (OREO) represents properties acquired through customer loan default. Real estate and other tangible assets acquired through foreclosure are carried as OREO on the Consolidated Balance Sheet at fair value, net of estimated costs to sell, not to exceed the cost of property acquired through foreclosure.
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
     Stock-Based Compensation
Compensation expense is recognized at fair value for stock options and restricted stock awards issued to employees. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and restricted stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.
     Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the unfunded status of the pension plan, which are also recognized as separate components of shareholders’ equity.
Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,640 and $4,356 at March 31, 2010 and December 31, 2009, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,730 and $1,730 at March 31, 2010 and December 31, 2009, respectively, are included in accumulated other comprehensive income.
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of March 31, 2010 and December 31, 2009, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares, none of which have been issued.
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,322,662	7,295,663
Dilutive effect of incentive stock options	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,322,662	7,295,663

Net Income	$1,331	$1,317
Dividends and accretion on preferred stock	319	299

Income Available to Common Shareholders	$1,012	$1,018

Basic Earnings Per Common Share	$0.14	$0.14

Diluted Earnings Per Common Share	$0.14	$0.14

Stock options for 198,000 and 203,500 common shares were not considered in computing diluted earnings per common share for the three month periods ended March 31, 2010 and March 31, 2009, respectively, because they were antidilutive.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,135 on March 31, 2010 and $919 on December 31, 2009.

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
The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed using the Bank as the reporting unit. The Corporation considers several methodologies in determining the fair value of the reporting unit, including the discounted estimated future net cash flows, price to tangible book value, and core deposit premium values. Primary reliance is placed on the discounted estimated future net cash flow approach. The key assumptions used to determine the fair value of the Corporation subsidiary include: (a) cash flow period of 5 years; (b) capitalization rate of 9.5%; and (c) a discount rate of 12.5%, which is based on the Corporation’s average cost of capital adjusted for the risk associated with its operations. A variance in these assumptions could have a significant effect on the determination of goodwill impairment. The Corporation cannot predict the occurrences of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base or a material negative change in the relationship with significant customers.
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	395	362

Carrying value of core deposit intangibles	$972	$1,005

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2010 and December 31, 2009 follows:

	At March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$64,622	$362	$(289)	$64,695
Mortgage backed securities	153,869	6,454	(5)	160,318
State and political subdivisions	22,591	632	(124)	23,099

Total securities available for sale	$241,082	$7,448	$(418)	$248,112

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$45,142	$354	$(281)	$45,215
Mortgage backed securities	172,708	6,092	(21)	178,779
State and political subdivisions	22,588	571	(116)	23,043

Total securities available for sale	$240,438	$7,017	$(418)	$247,037

The Corporation held no trading securities at March 31, 2010. The cost, gross unrealized gains and losses and fair value of trading securities at December 31, 2009 follows:

Trading Securities held at December 31, 2009
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	recorded to income	recorded to income	Value
(Dollars in thousands)
Trading Securities	$8,327	$118	$—	$8,445

(6) Loans and Allowance for Loan Losses
Loan balances at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$62,031	$65,052
One to four family residential	215,585	219,508
Multi-family residential	28,970	28,988
Non-farm non-residential properties	283,343	286,778
Commercial and industrial loans	59,607	61,929
Personal loans to individuals:
Auto, single payment and installment	137,170	135,097
All other loans	5,879	5,845

Total loans	792,585	803,197
Allowance for loan losses	(19,183)	(18,792)

Net loans	$773,402	$784,405

Activity in the allowance for loan losses for the three-month period ended March 31, 2010 and March 31, 2009 is summarized as follows:

	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at the beginning of period	$18,792	$11,652
Provision for loan losses	2,109	1,809
Loans charged-off	(1,851)	(1,972)
Recoveries on loans previously charged-off	133	86
Balance at the end of the period	$19,183	$11,575

Nonaccrual loans at March 31, 2010 were $42,907, compared to $38,837 at December 31, 2009, and $21,301 at March 31, 2009.

(7) Deposits
Deposit balances at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Demand and other noninterest-bearing	$111,896	$118,505
Interest checking	130,978	137,807
Savings	84,946	82,771
Money market accounts	88,787	84,467
Consumer time deposits	468,557	476,798
Public time deposits	93,888	71,085

Total deposits	$979,052	$971,433

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $196,168 and $185,498 at March 31, 2010 and December 31, 2009, respectively.
The maturity distribution of certificates of deposit as of March 31, 2010 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
		(Dollars in thousands)
Consumer time deposits	$286,441	$155,870	$26,226	$20	$468,557
Public time deposits	90,478	3,410	—	—	93,888

Total time deposits	$376,919	$159,280	$26,226	$20	$562,445

(8) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2010, the Bank had pledged approximately $3,420 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $1,710. No amounts were outstanding at March 31, 2010 or December 31, 2009. The Corporation also has a $4.0 million line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of March 31, 2010 and December 31, 2009.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at March 31, 2010 and December 31, 2009 were $1,589 and $1,457, respectively. The interest rate paid on these borrowings was 0.25% at March 31, 2010 and 0.15% at December 31, 2009.
(9) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $42,504 and $42,505 at March 31, 2010 and December 31, 2009 respectively. All advances are bullet maturities with no call features. At March 31, 2010, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $66,193 and $27,345, respectively. The maximum borrowing capacity of the Bank at March 31, 2010 was $58,994 with unused collateral borrowing capacity of $14,945. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.

Maturities of FHLB advances outstanding at March 31, 2010 and December 31, 2009 are as follows.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Maturity January 2010, fixed rate 3.58%	$—	$10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2010 and 2009.	15,000	15,000

Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014, fixed rates ranging from 2.57% to 3.55%, averaging 2.57% for 2010 and 3.55% for 2009.	10,049	55
Maturity July 2015, fixed rate 4.76%	2,455	2,450

Total FHLB advances	$42,504	$42,505

(10) Trust Preferred Securities
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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At March 31, 2010, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2010 were 1.74% and 6.64% for Trust I and Trust II, respectively.
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
The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management’s evaluation of the applicant’s credit. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Payments under standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. A summary of the contractual amount of commitments at March 31, 2010 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$70,126
Home equity lines of credit	75,463
Standby letters of credit	8,728

Total	$154,317

(12) Estimated Fair Value of Financial Instruments
The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2010 and December 31, 2009.

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
The estimated fair values of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$54,726	$54,726	$27,292	$27,292
Securities	248,112	259,051	255,482	255,482
Portfolio loans, net	773,402	775,644	784,405	786,154
Loans held for sale	3,691	3,691	3,783	3,783
Accrued interest receivable	3,882	3,882	4,072	4,072
Financial liabilities
Deposits:
Demand, savings and money market	416,607	416,607	423,550	423,550
Certificates of deposit	562,445	567,962	547,883	555,302

Total deposits	979,052	984,569	971,433	978,852

Short-term borrowings	1,589	1,589	1,457	1,457
Federal Home Loan Bank advances	42,504	43,927	42,505	43,708
Junior subordinated debentures	20,620	19,214	20,620	18,489
Accrued interest payable	1,951	1,951	2,074	2,074
The fair value of financial assets and liabilities is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are:
•Level 1 —Valuations based on quoted prices in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•Level 2 —Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.
•Level 3 —Assets and liabilities with valuations that include methodologies and assumptions that may not be readily observable, including option pricing models, discounted cash flow models, yield curves and similar techniques. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.
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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	March 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Available for Sale Securities	$248,112	$—	$248,112	$—

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
	December 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Description		(Dollars in thousands)
Trading Securities	$8,445	$—	$8,445	$—
Available for Sale Securities	247,037	—	247,037	—

Total	$255,482	$—	$255,482	$—

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2010, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended March 31, 2010, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $30,764 at March 31, 2010 and $27,054 at December 31, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
(13) Stock-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of March 31, 2010 were stock options granted in 2007, 2008 and 2009. Long-term restricted shares issued in February 2010 were also awarded under this Plan. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) at $19.00 per share, 15,500 of which have expired due to employee terminations. On February 24, 2010, the Corporation issued 67,498 shares of long-term restricted stock at $4.35 per share. The Corporation adopted ASC Topic 718 – Compensation – Stock Compensation for the accounting and disclosure of the stock option agreements, the long-term restricted shares and the SARs.
The expense recorded for SARs for the three months ended March 31, 2010 and March 31, 2009 was $0 for both periods. The expense recorded for stock options for the three months ended March 31, 2010 and March 31, 2009 was $6 and $24, respectively. The expense recorded for long-term restricted stock for the three months ended March 31, 2010 was $7. There were no stock options granted for the three months ended March 31, 2010 and March 31, 2009.

Options outstanding at March 31, 2010 were as follows:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractual Life		Average Exercise
Range of Exercise Prices	Number	(Years)	Number	Price

$5.46-$14.46	2,500	9.13	—	$—
$14.47-$15.34	83,000	7.85	55,329	14.47
$15.35-$16.50	52,500	6.96	45,834	15.84
$16.51-$19.09	30,000	5.84	30,000	19.10
$19.10-$19.17	30,000	4.84	30,000	19.17

Outstanding at end of period	198,000	6.87	161,163	$16.60

A summary of the status of stock options at March 31, 2010 and March 31, 2009 and changes during the three months then ended is presented in the table below:

	2010		2009
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price per Share	Options	Price per Share
Outstanding at beginning of period	198,000	$16.12	203,500	$16.18
Granted	—	—	—	—
Forfeited or expired	—	—	(2,500)	14.47
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	198,000	$16.12	201,000	$16.20

Exercisable at end of period	161,163	$16.60	118,831	$17.18

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2010. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition;

•	persisting volatility and limited credit availability in the financial markets, particularly if limitations on the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise; initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	limitations on the Corporation’s ability to pay dividends;

•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	asset price deterioration, which has had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, further deterioration in credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
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
Summary
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income was $1,331 for the first quarter of 2010. Net income available to common shareholders was $1,012 and earnings per diluted common share for the first quarter of 2010 were $0.14. This compares to $1,018 or $.14 per diluted common share for the first quarter of 2009.
First quarter 2010 net interest income totaled $9,779, compared to $8,898 for the first quarter of 2009. Net interest income on a fully taxable equivalent basis for the first quarter of 2010 was $9,904, a 9.81% increase compared with $9,019 for the first quarter of 2009. The increase in net interest income was driven largely by the effect of lower market interest rates on the funding side while average earning assets decreased 1.02% compared to the prior year. As a result, the first quarter 2010 net interest margin improved 36 basis points to 3.69%, up from 3.33% one year ago.
The provision for loan losses was $2,109 for the quarter ended March 31, 2010 compared to $1,809 for March 31, 2009.
Noninterest income was $2,651 for the first quarter of 2010, compared to $2,857 for the first quarter of 2009. Trust fees, electronic banking fees and other fees increased year over year. Gains on the sale of loans were down $62 or 24.41% compared to the first quarter of last year. Gains on the sale of securities were down $299 for the first quarter of 2010 compared to the first quarter of 2009.
Noninterest expense was $8,693 for the first quarter of 2010, compared with $8,360 for the first quarter of 2009, an increase of $333 or 3.98%. The increase attributable to the premium assessment from the Federal Deposit Insurance

Corporation accounted for $215 of the increase. The efficiency ratio, which is the measure of cost to generate revenue, improved from 70.39% in the first quarter of 2009 to 69.24% in the first quarter of 2010.
During the first quarter of 2010, overall loan demand was weak as total loans ended the quarter at $792,585 compared to $803,197 at December 31, 2009. Total assets for the first quarter ended at $1,158,763 compared to $1,149,509 at the end of 2009. Total deposits grew to $979,052 at the end of the first quarter of 2010, up from $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits improving liquidity while reducing costs.
Given the current economic conditions the Corporation continues to work through asset quality challenges. At March 31, 2010 the Corporation’s non-performing assets totaled $44,374 or 3.83% of total assets compared to $40,101 or 3.49% at December 31, 2009. As a result of the increase, the allowance for possible loan losses increased from $18,792 at December 31, 2009 to $19,183 at March 31, 2010. The allowance to total loans at March 31, 2010 equals 2.42% compared to 2.34% at December 31, 2009.
Net charge-offs to average loans for the quarter ending March 31, 2010 was 0.87% compared to 1.46% at December 31, 2009. In addition to the effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans and the need to provide additional allowances due to these lower valuations.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the three months ended March 31, 2010 and 2009. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended March 31,
	March 31, 2010			March 31, 2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations and restricted stock	$233,132	$2,246	3.91%	$228,377	$2,665	4.73%
State and political subdivisions	23,178	355	6.22	22,595	337	6.04
Federal funds sold and short-term investments	32,687	9	0.11	40,649	14	0.14
Commercial loans	447,470	6,041	5.48	447,048	6,425	5.83
Real estate mortgage loans	76,764	1,032	5.45	95,044	1,437	6.13
Home equity lines of credit	108,697	1,069	3.99	102,128	1,010	4.01
Installment loans	166,165	2,666	6.51	163,469	2,757	6.84

Total Earning Assets	$1,088,093	$13,418	5.00%	$1,099,310	$14,645	5.40%

Allowance for loan loss	(19,150)			(11,565)
Cash and due from banks	18,242			19,052
Bank owned life insurance	16,495			15,801
Other assets	56,775			47,297

Total Assets	$1,160,455			$1,169,895

Liabilities and Shareholders’ Equity
Consumer time deposits	$478,344	$2,624	2.23%	$470,027	$3,840	3.13%
Public time deposits	84,851	171	0.82	83,911	613	2.96
Brokered time deposits	—	—	0.00	12,485	132	4.28
Money market accounts	86,946	78	0.36	94,854	157	3.31
Savings deposits	83,142	40	0.19	78,325	52	0.27
Interest-bearing demand	135,110	67	0.20	119,768	108	0.37
Short-term borrowings	1,597	1	0.23	28,096	36	0.52
FHLB advances	44,192	318	2.91	52,800	432	3.31
Trust preferred securities	20,727	215	4.21	20,752	256	4.99

Total Interest-Bearing Liabilities	$934,909	$3,514	1.52%	$961,018	$5,626	2.37%

Noninterest-bearing deposits	111,250			90,454
Other liabilities	9,270			10,718
Shareholders’ Equity	105,026			107,705

Total Liabilities and Shareholders’ Equity	$1,160,455			$1,169,895

Net interest Income (FTE)		$9,904	3.69%		$9,019	3.33%
Taxable Equivalent Adjustment		(125)	(0.05)		(121)	(0.05)

Net Interest Income Per Financial Statements		$9,779			$8,898

Net Yield on Earning Assets			3.64%			3.28%

Results of Operations
Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 78.67% of the Corporation’s revenues for the three months ended March 31, 2010. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $9,779 for the first quarter of 2010 compared to $8,898 during the same quarter of 2009. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the first quarter of 2010 and 2009 was $9,904 and $9,019, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.69% for the three months ended March 31, 2010 compared to 3.33% for the three months ended March 31, 2009.
Average earning assets for the first quarter of 2010 were $1,088,093. This was a decrease of $11,217 or 1.02% compared to the same quarter last year. Given the extended period of lower market interest rates, the yield on average earning assets was 5.00% in the first quarter of 2010 compared to 5.40% for the same period last year. The yield on average loans during the first quarter of 2010 was 5.49%. This was 35 basis points lower than that of the first quarter of 2009 at 5.84%. Interest income from securities was $2,601 (FTE) for the three months ended March 31, 2010, compared to $3,002 during the first quarter of 2009. The yield on average securities was 4.12% and 4.85% for these periods, respectively.
The cost of interest-bearing liabilities was 1.52% during the first quarter of 2010 compared to 2.37% during the same period in 2009. Total average interest-bearing liabilities as of March 31, 2010 decreased $26,109, or 2.72%, compared to March 31, 2009. This decrease is mainly attributable to a decline in the average balances of brokered time deposits, short-term borrowings and FHLB advances. Average core deposits increased 4.51% as of March 31, 2010 compared to the same period of 2009. The average cost of trust preferred securities was 4.21% for the first quarter of 2010, compared to 4.99% for the first quarter of 2009. One half of the trust preferred securities were issued at a fixed rate of 6.64% and the other at LIBOR plus 1.48%.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2010 and March 31, 2009. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense
	in 2010 over 2009
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations and restricted stock	$46	$(465)	$(419)
State and political subdivisions	9	9	18
Federal funds sold and short-term investments	(3)	(2)	(5)
Commercial loans	6	(390)	(384)
Real estate mortgage loans	(245)	(160)	(405)
Home equity lines of credit	65	(6)	59
Installment loans	43	(134)	(91)

Total Interest Income	(79)	(1,148)	(1,227)

Consumer time deposits	46	(1,262)	(1,216)
Public time deposits	2	(444)	(442)
Brokered time deposits	(132)	—	(132)
Money market accounts	(7)	(72)	(79)
Savings deposits	2	(14)	(12)
Interest bearing demand	8	(49)	(41)
Short-term borrowings	(15)	(20)	(35)
FHLB advances	(62)	(52)	(114)
Trust preferred securities	—	(41)	(41)

Total Interest Expense	(158)	(1,954)	(2,112)

Net Interest Income (FTE)	$79	$806	$885

Net interest income (FTE) for the first quarter 2010 and 2009 was $9,904 and $9,019, respectively. Interest income (FTE) for the first quarter of 2010 decreased $1,227 in comparison to the same period in 2009. This decrease is attributable to $1,148 decrease due to rate and a decrease of $79 due to volume. For the same period, interest expense decreased $2,112, with the decrease being attributable to a $1,954 decrease due to rate and a decrease due to volume of $158. Overall, while average balance sheet reduction contributed $79 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $806, had a more significant contribution to the overall net interest income (FTE) increase of $885.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Investment and trust services	$445	$350
Deposit service charges	939	1,026
Electronic banking fees	794	637
Income from bank owned life insurance	171	162
Other income	93	83

Total fees and other income	2,442	2,258

Gain on sale of securities	38	337
Gain on sale of loans	192	254
Gains (losses) on sale of other assets	(21)	8

Total noninterest income	$2,651	$2,857

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009 Noninterest Income Comparison
Noninterest income for the three months ended March 31, 2010 was $2,651, a decrease of $206, or 7.21%, over the same period 2009. Income earned on investment and trust services increased $95, or 27.14% compared to 2009, mainly as a result of higher market valuation fees and increased trust account fees. During the first quarter of 2010, service charges on deposits decreased $87, which resulted from both the economic environment and pending regulation regarding overdrafts. Fees from electronic banking increased $157 compared to the same period last year.
Total net gains recorded during the first quarter of 2010 decreased $390 over the first quarter of 2009. Of this decrease, $299 was attributable to the sale of securities. Sales of bank owned property resulted in a loss of $21 during the first quarter of 2010.
     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Salaries and employee benefits	$3,918	$3,718
Furniture and equipment	933	1,142
Net occupancy	615	644
Outside services	553	555
Marketing and public relations	246	244
Supplies, postage and freight	342	334
Telecommunications	212	203
Ohio Franchise tax	281	232
FDIC Assessments	528	313
Other real estate owned	81	71
Electronic banking expenses	184	189
Loan and Collection Expense	323	210
Other expense	477	505

Total noninterest expense	$8,693	$8,360

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009 Noninterest Expense Comparison
Noninterest expense increased $333, or 3.98%, for the first quarter of 2010 over the same period 2009. Salaries and employee benefits increased $200, or 5.38%, compared to the same period of 2009. This increase comes after a general decline in noninterest expense over the past three year period. FDIC assessments increased $215 compared to the same period of 2009 as a result of an increase in the assessment rate which took effect during the second quarter of 2009. The Corporation also experienced an increase of $113, or 53.81%, in loan and collections expense, including legal costs, due to the weakness of the economy and continued delinquencies. Offsetting these increases was a decline in furniture and equipment expense and net occupancy expense which decreased 18.30% and 4.50%, respectively compared to the prior period.
     Income taxes
Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009 Income Taxes Comparison
The Corporation recognized income tax expense of $297 and $269 during the first quarter of 2010 and 2009, respectively. Included in net income for the three months ended March 31, 2010 was $411 of nontaxable income, including $140 related to life insurance policies and $271 of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
Financial Condition
     Overview
The Corporation’s assets at March 31, 2010 were $1,158,763 compared to $1,149,509 at December 31, 2009. This is an increase of $9,254, or 0.81%. Total securities decreased $7,370, or 2.88% compared to December 31, 2009, mainly as a result of the sale of the trading security. Portfolio loans decreased $10,612, or 13.21%, from December 31, 2009. Total deposits at March 31, 2010 were $979,053 compared to $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits improving liquidity while reducing costs.
     Securities
The composition of the Corporation’s securities portfolio at March 31, 2010 and December 31, 2009 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ the securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 98.03% available for sale securities and 1.97% restricted stock. Available for sale securities are comprised of 26.07% U.S. Government agencies, 64.62% U.S. agency mortgage backed securities, and 9.31% municipal securities. At March 31, 2010 the available for sale securities had a net temporary unrealized gain of $7,030, representing 2.92% of the total amortized cost of the Bank’s available for sale securities.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides further detail by loan purpose.

Table 5: Details on Loan Balances

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$443,925	$452,341
Real estate mortgage	74,128	77,204
Home equity lines of credit	108,053	108,921
Installment	166,479	164,731

Total Loans	792,585	803,197
Allowance for loan losses	(19,183)	(18,792)

Net Loans	$773,402	$784,405

Total loans at March 31, 2010 were $792,585. This is a decrease of $10,612 from December 31, 2009. At March 31, 2010, commercial loans represented 56.01% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 34.64% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 9.35% of total portfolio loans. While overall loan demand remained weak throughout most of the first quarter of 2010, demand for consumer loans increased in March while commercial loan demand remained unchanged.
Loans held for sale, and not included in portfolio loans, were $3,691 at March 31, 2010. Mortgage loans held for sale represented 34.71% and installment loans represented 65.29% of loans held for sale. Loans held for sale at December 31, 2009 were $3,783 and consisted of 85.36% mortgage loans and 14.64% installment loans. The Corporation retains the servicing rights on these loans.
Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 6 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month periods ended March 31, 2010 and 2009.

Table 6: Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$18,792	$11,652
Charge-offs:
Commercial	(996)	(974)
Real estate mortgage	(62)	(57)
Home equity lines of credit	(429)	(371)
Installment	(314)	(521)
DDA Overdrafts	(50)	(49)

Total charge-offs	(1,851)	(1,972)

Recoveries:
Commercial	3	33
Real estate mortgage	—	—
Home equity lines of credit	—	1
Installment	109	34
DDA Overdrafts	21	18

Total Recoveries	133	86

Net Charge-offs	(1,718)	(1,886)

Provision for loan losses	2,109	1,809

Balance at end of period	$19,183	$11,575

Loans outstanding at end of period	$792,585	$802,267

Allowance for loan losses as a percent of loans outstanding at the end of the period	2.42%	1.44%

Average Loans Outstanding	$799,096	$807,689

Annualized ratio to average loans:
Net Charge-offs	0.87%	0.95%
Provision for loan losses	1.07%	0.91%
The provision for loan losses for the quarter ended March 31, 2010 was $2,109 and for the three month period ended March 31, 2009 was $1,809. In addition to the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans and the need to provide additional allowances due to these lower valuations. In addition, the collateral value of the properties securing these loans has declined over the past year and specific reserves were increased on a number of these loans as a result of new valuations received during the quarter.
The allowance for loan losses at March 31, 2010 was $19,183, or 2.42%, of outstanding loans, compared to $11,575, or 1.44%, of outstanding loans at March 31, 2009 and $18,792, or 2.34%, of outstanding loans at December 31, 2009. The allowance for loan losses was 44.71% and 54.34% of nonperforming loans at March 31, 2010 and March 31, 2009, respectively.
Net charge-offs for the three months ended March 31, 2010 were $1,718, as compared to $1,886 for the three months ended March 31, 2009. Annualized net charge-offs as a percent of average loans for the first quarter of 2010 was 0.87% compared to 0.95% for the same period in 2009. The provision for loan losses for the three month period ended March 31, 2010 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at March 31, 2010. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.

     Deposits
Table 7: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Demand deposits	$111,250	$105,074	0.00%	0.00%
Interest checking	222,056	227,840	0.26	0.28
Savings deposits	83,142	80,984	0.19	0.19
Consumer time deposits	478,344	483,577	2.23	2.55
Public time deposits	84,851	80,528	0.82	1.17

Total Deposits	979,643	978,003	1.23	1.44
Short-term borrowings	1,597	10,961	0.23	0.46
FHLB borrowings	44,192	42,988	2.91	3.23
Junior subordinated debentures	20,727	20,727	4.21	4.21

Total borrowings	66,516	74,676	3.25	3.10

Total funding	$1,046,159	$1,052,679	1.36%	1.56%

Average deposits for the three months ended March 31, 2010 were $979,643 compared to average deposits of $978,003 for the three months ended December 31, 2009. Average consumer time deposits decreased $5,233 over the three month period between December 31, 2009 and March 31, 2010 as a result of lower market interest rates during the first quarter of 2010. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds within the Corporation’s market area. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking which required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The FDIC will not refund or collect any additional prepaid assessments based upon changes in an institution’s actual assessment rate or the actual decrease in or growth of deposits during these three years. However, any prepaid assessment that is not exhausted by December 30, 2014, will be returned to the institution at that time.
     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2010, the Corporation had $1,589 of short-term borrowings. There were no federal funds purchased at March 31, 2010, and repurchase agreements increased $132 over December 31, 2009. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $42,504 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $42,505 at December 31, 2009. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.

     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $105,381 at March 31, 2010. This is an increase of 1.19% over December 31, 2009. Net income increased total shareholders’ equity by $1,331 for the three months ended March 31, 2010. Other factors increasing shareholders’ equity were a $285 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $13 increase for share-based payment arrangements, net of tax. Cash dividends payable to common shareholders in the amount of $74 and preferred shareholders in the amount of $315 decreased total shareholders’ equity in the first three months of 2010.
The Corporation held 328,194 shares of common stock as treasury stock at March 31, 2010, at a cost of $6,092. The Corporation and the Bank continue to monitor growth of the balance sheet to stay within the guidelines established by applicable regulatory authorities. At March 31, 2010 and December 31, 2009, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.

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
     Nonperforming Assets
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven. Nonperforming loans at March 31, 2010 were $42,907 as compared to $38,837 at December 31, 2009, an increase of $4,070. Of this total, commercial loans were $29,931 compared to $26,846 at December 31, 2009. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At March 31, 2010, construction and land development represented $9,424 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at March 31, 2010 was 6.20% of total loans as compared to 5.51% at December 31, 2009. Total 30-90 day delinquency was 0.79% of total loans at March 31, 2010 and 0.75% at December 31, 2009.
Other foreclosed assets were $1,467 as of March 31, 2010 compared to $1,264 at December 31, 2009. The $1,467 is comprised of $329 in 1-4 family residential properties and $1,138 in non-farm non-residential properties. This compares to $196 in 1-4 family residential properties and $1,068 in non-farm non-residential properties as of December 31, 2009.

Table 8 sets forth nonperforming assets at March 31, 2010 and December 31, 2009.
Table 8: Nonperforming Assets

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial loans	$29,931	$26,846
Real estate mortgage	9,893	9,139
Home equity lines of credit	1,379	1,417
Installment loans	1,704	1,435

Total nonperforming loans	42,907	38,837

Other foreclosed assets	1,467	1,264

Total nonperforming assets	$44,374	$40,101
Loans 90 days past due accruing interest	$—	$—
Total nonperforming loans to total loans	5.41%	4.84%

Allowance for loan losses to nonperforming assets	43.23%	46.86%

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2010, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $88 or 0.90%, and in a -200 basis point shock, net interest income would increase $557, or 5.70%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. March 31, 2010, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 7.90% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 16.30%.
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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $62,058 at March 31, 2010.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. The parties have not yet received a scheduling order from the Sixth Circuit Court of Appeals. The preliminary injunction issued by the District Court remains in effect.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6.	Exhibits.
     (a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: May 14, 2010	/s/ Gary J. Elek
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