Form 10-Q
period 2010-06-30
LNB BANCORP INC
filed 2010-08-05
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on August 2, 2010 was 7,363,161.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$17,876	$16,318
Federal funds sold and short-term investments	37,100	10,615

Cash and cash equivalents	54,976	26,933
Interest-bearing deposits in other banks	346	359
Securities: (Note 5)
Trading securities, at fair value	—	8,445
Available for sale, at fair value	244,111	247,037

Total securities	244,111	255,482
Restricted stock	5,741	4,985
Loans held for sale	1,528	3,783
Loans: (Note 6)
Portfolio loans	795,451	803,197
Allowance for loan losses (Note 6)	(19,435)	(18,792)

Net loans	776,016	784,405

Bank premises and equipment, net	9,654	10,105
Other real estate owned	2,355	1,264
Bank owned life insurance	16,780	16,435
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	938	1,005
Accrued interest receivable	3,994	4,072
Other assets	15,934	19,099

Total Assets	$1,153,955	$1,149,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 8)
Demand and other noninterest-bearing	$115,689	$118,505
Savings, money market and interest-bearing demand	307,560	305,045
Certificates of deposit	550,641	547,883

Total deposits	973,890	971,433

Short-term borrowings (Note 9)	1,725	1,457
Federal Home Loan Bank advances (Note 10)	42,503	42,505
Junior subordinated debentures (Note 11)	20,620	20,620
Accrued interest payable	1,935	2,074
Accrued taxes, expenses and other liabilities	6,143	7,279

Total Liabilities	1,046,816	1,045,368

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at June 30, 2010 and December 31, 2009.	—	—
Fixed rate cumulative perpetual preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at June 30, 2010 and December 31, 2009.	25,223	25,223
Discount on Series B preferred stock	(124)	(131)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 7,691,355 shares at June 30, 2010 and 7,623,857 at December 31, 2009.	7,691	7,624
Additional paid-in capital	37,837	37,862
Retained earnings	38,672	36,883
Accumulated other comprehensive income	3,786	2,626
Treasury shares at cost, 328,194 shares at June 30, 2010 and at December 31, 2009	(6,092)	(6,092)

Total Shareholders’ Equity	107,139	104,141

Total Liabilities and Shareholders’ Equity	$1,153,955	$1,149,509

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,580	$11,360	$21,372	$22,971
Securities:
U.S. Government agencies and corporations	2,070	2,537	4,206	5,012
State and political subdivisions	245	266	491	499
Trading securities	—	119	49	246
Other debt and equity securities	69	55	130	118
Federal funds sold and short-term investments	11	19	20	33

Total interest and dividend income	12,975	14,356	26,268	28,879
Interest Expense
Deposits	2,745	4,601	5,725	9,503
Federal Home Loan Bank advances	316	348	634	780
Short-term borrowings	1	32	2	68
Junior subordinated debentures	216	241	431	496

Total interest expense	3,278	5,222	6,792	10,847

Net Interest Income	9,697	9,134	19,476	18,032
Provision for Loan Losses (Note 6)	2,109	2,484	4,218	4,293

Net interest income after provision for loan losses	7,588	6,650	15,258	13,739
Noninterest Income
Investment and trust services	563	559	1,008	909
Deposit service charges	1,094	1,095	2,033	2,121
Other service charges and fees	826	705	1,620	1,342
Income from bank owned life insurance	173	165	344	327
Other income	69	81	162	164

Total fees and other income	2,725	2,605	5,167	4,863
Securities gains, net	—	249	38	586
Gains on sale of loans	195	368	387	622
Gains (losses) on sale of other assets, net	(24)	22	(45)	30

Total noninterest income	2,896	3,244	5,547	6,101
Noninterest Expense
Salaries and employee benefits	3,911	3,802	7,829	7,520
Furniture and equipment	917	1,189	1,850	2,331
Net occupancy	581	570	1,196	1,214
Outside services	595	789	1,148	1,344
Marketing and public relations	326	295	572	539
Supplies, postage and freight	302	306	644	640
Telecommunications	211	185	423	388
Ohio franchise tax	281	225	562	457
FDIC assessments	557	976	1,085	1,289
Other real estate owned	71	103	152	174
Electronic banking expenses	238	200	422	389
Loan and collection expense	450	368	773	578
Other expense	518	472	995	977

Total noninterest expense	8,958	9,480	17,651	17,840

Income before income tax expense	1,526	414	3,154	2,000
Income tax expense (benefit)	283	(102)	580	167

Net Income	$1,243	$516	$2,574	$1,833

Dividends and accretion on preferred stock	318	319	637	618

Net Income Available to Common Shareholders	$925	$197	$1,937	$1,215

Net Income Per Common Share (Note 2)
Basic	$0.12	$0.03	$0.26	$0.17
Diluted	0.12	0.03	0.26	0.17
Dividends declared	0.01	0.09	0.02	0.18
Average Common Shares Outstanding
Basic	7,363,161	7,295,663	7,343,023	7,295,663
Diluted	7,363,161	7,295,663	7,343,023	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred Stock			Additional		Accumulated Other
	(net of	Warrant to Purchase	Common	Paid-In		Comprehensive Income	Treasury
	discount)	Common Stock	Stock	Capital	Retained Earnings	(Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income					1,833			1,833
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities								736

Total comprehensive income						736		2,569
Share-based compensation				57				57
Preferred dividends and accretion of discount	8				(701)			(693)
Common dividends declared, $.18 per share					(1,313)			(1,313)

Balance, June 30, 2009	$25,085	$146	$7,624	$37,840	$41,501	$1,575	$(6,092)	$107,679

Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					2,574			2,574
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						1,160		1,160

Total comprehensive income								3,734
Share-based compensation				42				42
Restricted shares granted (67,498 shares)			67	(67)				—
Preferred dividends and accretion of discount	7				(637)			(630)
Common dividends declared, $.02 per share					(148)			(148)

Balance, June 30, 2010	$25,099	$146	$7,691	$37,837	$38,672	$3,786	$(6,092)	$107,139

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Operating Activities
Net income	$2,574	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,218	4,293
Depreciation and amortization	727	804
Amortization (accretion) of premiums and discounts	829	631
Amortization of intangibles	67	68
Amortization of loan servicing rights	98	173
Amortization of deferred loan fees	37	164
Federal deferred income tax benefit	(844)	(171)
Securities gains, net	(38)	(586)
Share-based compensation expense	42	57
Loans originated for sale	(38,075)	(61,417)
Proceeds from sales of loan originations	40,330	58,559
Net gain from loan sales	(387)	(622)
Net (gain) loss on sale of other assets	43	(30)
Net decrease (increase) in accrued interest receivable and other assets	3,278	(4,833)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(1,275)	5,632

Net cash provided by operating activities	11,624	4,555

Investing Activities
Proceeds from sales of available-for-sale securities	4,170	23,049
Proceeds from maturities of available-for-sale securities	41,368	24,536
Purchase of available-for-sale securities	(41,091)	(105,463)
Proceeds from maturities of trading securities	436	890
Proceeds from sale of trading securities	7,338	—
Change in interest-bearing deposits in other banks	13	(4)
Purchase of Federal Home Loan Bank Stock	—	(101)
Purchase of Federal Reserve Bank Stock	(756)	—
Net (increase) decrease in loans made to customers	3,155	(3,153)
Proceeds from the sale of other real estate owned	117	536
Purchase of bank premises and equipment	(276)	(220)

Net cash provided by (used in) investing activities	14,474	(59,930)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(2,816)	1,333
Net increase in savings, money market and interest-bearing demand	2,515	32,166
Net increase in certificates of deposit	2,758	60,050
Net increase in short-term borrowings	268	6,361
Proceeds from Federal Home Loan Bank advances	30,000	15,000
Payment of Federal Home Loan Bank advances	(30,002)	(25,351)
Dividends paid	(778)	(1,849)

Net cash provided by financing activities	1,945	87,710

Net increase in cash and cash equivalents	28,043	32,335
Cash and cash equivalents, January 1	26,933	36,923

Cash and cash equivalents, June 30	$54,976	$69,258

Supplemental cash flow information
Interest paid	$6,930	$11,291
Income taxes paid	—	300
Transfer of loans to other real estate owned	1,366	646
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
(1) Summary of Significant Accounting Policies
     Basis of Presentation
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiary, The Lorain National Bank (the “Bank”). The consolidated financial statements also include the accounts of North Coast Community Development Corporation which is a wholly-owned subsidiary of the Bank. All intercompany transactions and balances have been eliminated in consolidation. For comparative purposes, certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.
     New Accounting Pronouncements
ASC Subtopic 310-30. In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Corporation to expand disclosures about the credit quality of its loans and the related reserves against them. The disclosures will include details on the Corporation’s past due loans, credit quality indicators, and modifications of loans. The Corporation will adopt the standard beginning with the December 31, 2010 financial statements.
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
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a bank holding company engaged in the business of commercial and retail banking, investment management and trust services, with banking centers located throughout Lorain, Erie, Cuyahoga and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation did not hold any trading securities as of June 30, 2010. The Corporation held trading securities as of December 31, 2009. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2010 and December 31, 2009, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $5,515 and $4,356 at June 30, 2010 and December 31, 2009, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,730 at June 30, 2010 and December 31, 2009 are included in accumulated other comprehensive income.
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of June 30, 2010 and December 31, 2009, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 750,000 Series A Voting Preferred Shares, none of which have been issued.
(2) Earnings Per Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options outstanding during the year. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,363,161	7,295,663	7,343,023	7,295,663
Dilutive effect of incentive stock options	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,363,161	7,295,663	7,343,023	7,295,663

Net Income	$1,243	$516	$2,574	$1,833
Preferred stock dividend and accretion	318	319	637	618

Income Available to Common Shareholders	$925	$197	$1,937	$1,215

Basic Earnings Per Common Share	$0.12	$0.03	$0.26	$0.17

Diluted Earnings Per Common Share	$0.12	$0.03	$0.26	$0.17

Stock options for 198,000 common shares were not considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively, because they were antidilutive.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $2,096 on June 30, 2010 and $919 on December 31, 2009.

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
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	429	362

Carrying value of core deposit intangibles	$938	$1,005

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2010 and December 31, 2009 follows:

	At June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and corporations	$62,791	$678	$(279)	$63,190
Mortgage backed securities	150,372	7,177	(25)	157,524
State and political subdivisions	22,592	845	(40)	23,397

Total securities available for sale	$235,755	$8,700	$(344)	$244,111

	At December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$45,142	$354	$(281)	$45,215
Mortgage backed securities	172,708	6,092	(21)	178,779
State and political subdivisions	22,588	571	(116)	23,043

Total securities available for sale	$240,438	$7,017	$(418)	$247,037

The Corporation held no trading securities at June 30, 2010. The cost, gross unrealized gains and losses and fair value of trading securities at December 31, 2009 follows:

Trading Securities held at December 31, 2009
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	recorded to income	recorded to income	Value
(Dollars in thousands)
Trading Securities	$8,327	$118	$—	$8,445

(6) Loans and Allowance for Loan Losses
Loan balances at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$56,930	$65,052
One to four family residential	213,125	219,508
Multi-family residential	28,708	28,988
Non-farm non-residential properties	284,940	286,778
Commercial and industrial loans	61,297	61,929
Personal loans to individuals:
Auto, single payment and installment	144,577	135,097
All other loans	5,874	5,845

Total loans	795,451	803,197
Allowance for loan losses	(19,435)	(18,792)

Net loans	$776,016	$784,405

Activity in the allowance for loan losses for the six month periods ended June 30, 2010 and June 30, 2009 is summarized as follows:

	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance at the beginning of period	$18,792	$11,652
Provision for loan losses	4,218	4,293
Loans charged-off	(4,039)	(3,342)
Recoveries on loans previously charged-off	464	375

Balance at the end of the year	$19,435	$12,978

Nonaccrual loans at June 30, 2010 were $46,414, compared to $38,837 at December 31, 2009, and $33,133 at June 30, 2009.

(7) Deposits
Deposit balances at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Demand and other noninterest-bearing	$115,689	$118,505
Interest checking	129,807	137,807
Savings	87,322	82,771
Money market accounts	90,431	84,467
Consumer time deposits	460,611	476,798
Public time deposits	90,030	71,085

Total deposits	$973,890	$971,433

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $242,448 and $218,966 at June 30, 2010 and December 31, 2009, respectively.
The maturity distribution of certificates of deposit as of June 30, 2010 follows:

	Within	After 12 months but	After 36 months but
	12 months	within 36 months	within 60 months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$276,201	$150,757	$33,633	$20	$460,611
Public time deposits	86,807	3,223	—	—	90,030

Total time deposits	$363,008	$153,980	$33,633	$20	$550,641

(8) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2010, the Bank had pledged approximately $3,348 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $1,674. No amounts were outstanding at June 30, 2010 or December 31, 2009. The Corporation also has a $4.0 million line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of June 30, 2010 and December 31, 2009.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at June 30, 2010 and December 31, 2009 were $1,725 and $1,457, respectively. The interest rate paid on these borrowings was 0.25% at June 30, 2010 and 0.15% at December 31, 2009.
(9) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $42,503 and $42,505 at June 30, 2010 and December 31, 2009 respectively. All advances are bullet maturities with no call features. At June 30, 2010, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $63,439 and $27,433, respectively. The maximum borrowing capacity of the Bank at June 30, 2010 was $54,213 with unused collateral borrowing capacity of $10,167. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.

Maturities of FHLB advances outstanding at June 30, 2010 and December 31, 2009 are as follows.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Maturity January 2010, fixed rate 3.58%	$—	$10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2010 and 2009.	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014, fixed rates ranging from 2.57% to 3.55%, averaging 2.57% for 2010 and 3.55% for 2009.	10,046	55
Maturity July 2015, fixed rate 4.76%	2,457	2,450

Total FHLB advances	$42,503	$42,505

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
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At June 30, 2010, the balance of the subordinated notes payable to Trust I and Trust II was $10,310 each. The interest rates in effect as of the last determination date in 2010 were 2.02% and 6.64% for Trust I and Trust II, respectively.
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
The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management’s evaluation of the applicant’s credit. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Payments under standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. A summary of the contractual amount of commitments at June 30, 2010 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$70,140
Home equity lines of credit	75,964
Standby letters of credit	8,623

Total	$154,727

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2010 and December 31, 2009.
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
The estimated fair values of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Estimated Fair Value	Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$55,322	$55,322	$27,292	$27,292
Securities	244,111	244,111	255,482	255,482
Portfolio loans, net	776,016	773,083	784,405	786,154
Loans held for sale	1,528	1,528	3,783	3,783
Accrued interest receivable	3,994	3,994	4,072	4,072
Financial liabilities
Deposits:
Demand, savings and money market	423,249	423,249	423,550	423,550
Certificates of deposit	550,641	556,072	547,883	555,302

Total deposits	973,890	979,321	971,433	978,852

Short-term borrowings	1,725	1,725	1,457	1,457
Federal Home Loan Bank advances	42,503	44,171	42,505	43,708
Junior subordinated debentures	20,620	19,996	20,620	18,489
Accrued interest payable	1,935	1,935	2,074	2,074
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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	244,111	—	244,111	—

Total	$244,111	$—	$244,111	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading Securities	$8,445		$8,445	$—
Available for Sale Securities	247,037	—	247,037	—

Total	$255,482	$—	$255,482	$—

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2010, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended June 30, 2010, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $33,367 at June 30, 2010 and $27,054 at December 31, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
(13) Stock-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of June 30, 2010 were stock options granted in 2007, 2008 and 2009. Long-term restricted shares issued in February 2010 were also awarded under this Plan. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
On January 20, 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) at $19.00 per share, 15,500 of which have expired due to employee terminations. On February 24, 2010, the Corporation issued 67,498 shares of long-term restricted stock at $4.35 per share. The Corporation adopted ASC Topic 718 — Compensation — Stock Compensation for the accounting and disclosure of the stock option agreements, the long-term restricted shares and the SARs.
The expense recorded for SARs for the six months ended June 30, 2010 and June 30, 2009 was $0 for both periods. The expense recorded for stock options for the six months ended June 30, 2010 and June 30, 2009 was $9 and $36, respectively. The expense recorded for long-term restricted stock for the six months ended June 30, 2010 was $33.

Options outstanding at June 30, 2010 were as follows:

		Outstanding	Exercisable
		Weighted Average
		Remaining
		Contractual Life		Weighted Average
	Number	(Years)	Number	Exercise Price
Range of Exercise Prices
$5.46-$14.46	2,500	8.88	833	$5.46
$14.47-$15.34	83,000	7.60	55,329	14.47
$15.35-$16.50	52,500	6.71	45,834	15.84
$16.51-$19.09	30,000	5.59	30,000	19.10
$19.10-$19.17	30,000	4.59	30,000	19.17

Outstanding at end of period	198,000	6.62	161,996	$16.54

A summary of the status of stock options at June 30, 2010 and June 30, 2009 and changes during the six months then ended is presented in the table below:

	2010		2009
		Weighted Average		Weighted Average
		Exercise		Exercise
	Options	Price per Share	Options	Price per Share
Outstanding at beginning of period	198,000	$16.12	203,500	$16.18
Granted	—	—	2,500	5.46
Forfeited or expired	—	—	(2,500)	14.47
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	198,000	$16.12	203,500	$16.20

Exercisable at end of period	161,996	$16.54	118,831	$17.22

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2010. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income was $1,243 for the second quarter of 2010. Net income available to common shareholders was $925 and earnings per diluted common share for the second quarter of 2010 were $0.12. This compares to $197 or $.03 per diluted common share for the second quarter of 2009.
Second quarter 2010 net interest income totaled $9,697, compared to $9,134 for the second quarter of 2009. Net interest income on a fully taxable equivalent basis for the second quarter of 2010 was $9,826, a 5.95% increase compared with $9,274 for the second quarter of 2009. The increase in net interest income was driven largely by the effect of lower market interest rates on the funding side while average earning assets decreased 3.81% compared to the prior year. As a result, the second quarter 2010 net interest margin improved 33 basis points to 3.61%, up from 3.28% one year ago.
The provision for loan losses was $2,109 for the quarter ended June 30, 2010 compared to $2,484 for June 30, 2009.
Noninterest income was $2,896 for the second quarter of 2010, compared to $3,244 for the second quarter of 2009. Trust fees, electronic banking fees and other fees increased year over year. Gains on the sale of loans were down $173 or 47.01% compared to the second quarter of last year. Gains on the sale of securities were down $249 for the second quarter of 2010 compared to the second quarter of 2009.
Noninterest expense was $8,958 for the second quarter of 2010, compared with $9,480 for the second quarter of 2009, a decrease of $522 or 5.51%. During the second quarter of 2009, the Federal Deposit Insurance Corporation imposed a special premium assessment of $580 which was not imposed for the same period of 2010. The efficiency ratio, which is the measure of cost to generate revenue, improved from 75.73% in the second quarter of 2009 to 70.41% in the second quarter of 2010.
During the second quarter of 2010, overall loan demand was weak as total portfolio loans ended the quarter at $795,451 compared to $803,197 at December 31, 2009. Total assets for the second quarter ended at $1,153,955 compared to $1,149,509 at the end of 2009. Total deposits grew to $973,890 at the end of the second quarter of 2010, up from $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits improving liquidity while reducing costs.
Given the current economic conditions the Corporation continues to work through asset quality challenges. At June 30, 2010 the Corporation’s non-performing assets totaled $48,769 or 4.23% of total assets compared to $40,101 or 3.49% at December 31, 2009. As a result of the increase, the allowance for possible loan losses increased from $18,792 at December 31, 2009 to $19,435 at June 30, 2010. The allowance to total loans at June 30, 2010 equals 2.44% compared to 2.34% at December 31, 2009.

Annualized net charge-offs to average loans for the quarter ending June 30, 2010 was 0.94% compared to 1.46% at December 31, 2009. In addition to the effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans and the need to provide additional allowances due to these lower valuations.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the three months ended June 30, 2010 and 2009. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$229,497	$2,070	3.62%	$253,365	$2,652	4.29%
State and political subdivisions	23,266	355	6.11	24,975	383	6.16
Federal funds sold and short-term investments	36,849	12	0.13	46,690	19	0.16
Restricted stock	5,650	69	4.90	4,985	59	4.75
Commercial loans	441,755	5,845	5.31	445,346	6,253	5.63
Real estate mortgage loans	73,262	982	5.38	89,092	1,308	5.89
Home equity lines of credit	109,065	1,072	3.94	105,403	1,053	4.01
Installment loans	170,974	2,699	6.33	168,595	2,769	6.59

Total Earning Assets	$1,090,318	$13,104	4.82%	$1,133,466	$14,496	5.13%

Allowance for loan loss	(19,346)			(11,719)
Cash and due from banks	16,883			17,464
Bank owned life insurance	16,668			15,965
Other assets	54,455			47,021

Total Assets	$1,158,978			$1,202,197

Liabilities and Shareholders’ Equity
Consumer time deposits	$465,642	$2,397	2.06%	$481,111	$3,702	3.09%
Public time deposits	91,515	149	0.65	86,383	462	2.96
Brokered time deposits	—	—	—	12,491	133	4.28
Money market accounts	90,988	97	0.43	116,471	175	0.60
Savings deposits	87,157	42	0.19	80,858	44	0.22
Interest-bearing demand	133,392	61	0.18	125,704	86	0.27
Short-term borrowings	1,778	1	0.25	23,698	32	0.53
FHLB advances	42,503	316	2.98	43,040	348	3.24
Trust preferred securities	20,728	215	4.17	20,740	240	4.64

Total Interest-Bearing Liabilities	$933,703	$3,278	1.41%	$990,496	$5,222	2.11%

Noninterest-bearing deposits	112,223			92,757
Other liabilities	6,484			10,689
Shareholders’ Equity	106,568			108,255

Total Liabilities and Shareholders’ Equity	$1,158,978			$1,202,197

Net interest Income (FTE)		$9,826	3.61%		$9,274	3.28%
Taxable Equivalent Adjustment		(129)	(0.04)		(140)	(0.05)

Net Interest Income Per Financial Statements		$9,697			$9,134

Net Yield on Earning Assets			3.57%			3.23%

Results of Operations
Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 77.00% of the Corporation’s revenues for the three months ended June 30, 2010. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $9,697 for the second quarter of 2010 compared to $9,134 during the same quarter of 2009. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the second quarter of 2010 and 2009 was $9,826 and $9,274, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.61% for the three months ended June 30, 2010 compared to 3.28% for the three months ended June 30, 2009.
Average earning assets for the second quarter of 2010 were $1,090,318. This was a decrease of $43,148 or 3.81% compared to the same quarter last year. Over the past year the Corporation has reduced its balance sheet by eliminating unprofitable sweep products and large public fund money market accounts. As a result, both net interest income and the net interest margin increased compared to the second quarter of 2009. Primarily due to the extended period of lower market interest rates, the yield on average earning assets was 4.82% in the second quarter of 2010 compared to 5.13% for the same period last year. The yield on average loans during the second quarter of 2010 was 5.35%. This was 30 basis points lower than that of the second quarter of 2009 at 5.65%. Interest income from securities was $2,494 (FTE) for the three months ended June 30, 2010, compared to $3,094 during the second quarter of 2009. The yield on average securities was 3.87% and 4.46% for these periods, respectively.
The cost of interest-bearing liabilities was 1.41% during the second quarter of 2010 compared to 2.11% during the same period in 2009. Total average interest-bearing liabilities for the quarter ended June 30, 2010 decreased $56,793, or 5.73%, compared to June 30, 2009. This decrease is mainly attributable to a decline in the average balances of money market accounts, brokered time deposits and short-term borrowings. Average core deposits for the quarter ended June 30, 2010 remained constant compared to the same period of 2009. The average cost of trust preferred securities was 4.17% for the second quarter of 2010, compared to 4.64% for the first quarter of 2009. One half of the outstanding trust preferred securities pays dividends at a fixed rate of 6.64% and the other half pays dividends at LIBOR plus 1.48%.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2010 and June 30, 2009. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2010 over 2009
	Volume	Rate	Total
		(Dollars in thousands)
U.S. Govt agencies and corporations	$(170)	$(412)	$(582)
State and political subdivisions	(25)	(3)	(28)
Federal funds sold and short-term investments	(3)	(4)	(7)
Restricted stock	8	2	10
Commercial loans	(48)	(360)	(408)
Real estate mortgage loans	(212)	(114)	(326)
Home equity lines of credit	36	(17)	19
Installment loans	38	(108)	(70)

Total Interest Income	(376)	(1,016)	(1,392)

Consumer time deposits	(80)	(1,225)	(1,305)
Public time deposits	(3)	(310)	(313)
Brokered time deposits	(133)	—	(133)
Money market accounts	(27)	(51)	(78)
Savings deposits	3	(5)	(2)
Interest bearing demand	4	(29)	(25)
Short-term borrowings	(14)	(17)	(31)
FHLB advances	(4)	(28)	(32)
Trust preferred securities	—	(25)	(25)

Total Interest Expense	(254)	(1,690)	(1,944)

Net Interest Income (FTE)	$(122)	$674	$552

Net interest income (FTE) for the second quarter 2010 and 2009 was $9,826 and $9,274, respectively. Interest income (FTE) for the second quarter of 2010 decreased $1,392 in comparison to the same period in 2009. This decrease is attributable to a $1,016 decrease due to rate and a decrease of $376 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $582, mainly as a result of the reinvestment of funds in shorter-term U.S. Government agencies and seasoned mortgage-backed securities which have less extension risk given the current interest rate environment. Interest income on commercial loans decreased $408, primarily due to lower market interest rates. The $326 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new production into the secondary market. The $1,305 and $313 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates. Total interest expense decreased $1,944, with the decrease being attributable to a $1,690 decrease due to rate and a decrease due to volume of $254. Overall, while average balance sheet reduction contributed $122 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $674, had a more significant contribution to the overall net interest income (FTE) increase of $552.

Table 3: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 3 presents the condensed average balance sheets for the six months ended June 30, 2010 and 2009. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Six Months Ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$228,826	$4,255	3.75%	$236,051	$5,255	4.49%
State and political subdivisions	23,222	709	6.16	23,792	720	6.10
Federal funds sold and short-term investments	34,779	20	0.12	43,686	33	0.15
Restricted stock	5,319	130	4.93	4,889	121	4.99
Commercial loans	444,597	11,887	5.39	446,193	12,677	5.73
Real estate mortgage loans	75,004	2,014	5.41	92,052	2,745	6.01
Home equity lines of credit	108,882	2,141	3.96	103,774	2,063	4.01
Installment loans	168,583	5,364	6.42	166,046	5,526	6.71

Total Earning Assets	$1,089,212	$26,520	4.91%	$1,116,483	$29,140	5.26%

Allowance for loan loss	(19,249)			(11,642)
Cash and due from banks	17,559			18,253
Bank owned life insurance	16,582			15,883
Other assets	54,355			47,158

Total Assets	$1,158,459			$1,186,135

Liabilities and Shareholders’ Equity
Consumer time deposits	$471,958	$5,021	2.15%	$475,600	$7,542	3.20%
Public time deposits	88,202	320	0.73	85,154	1,076	2.55
Brokered time deposits	—	—	—	12,488	264	4.27
Money market accounts	88,978	175	0.40	105,722	332	0.63
Savings deposits	85,161	81	0.19	79,598	96	0.24
Interest-bearing demand	134,246	128	0.19	122,753	194	0.32
Short-term borrowings	1,688	2	0.24	25,884	67	0.53
FHLB advances	43,343	634	2.95	47,893	780	3.28
Trust preferred securities	20,727	431	4.19	20,746	496	4.82

Total Interest-Bearing Liabilities	$934,303	$6,792	1.47%	$975,838	$10,847	2.24%

Noninterest-bearing deposits	111,740			91,612
Other liabilities	6,614			10,704
Shareholders’ Equity	105,802			107,981

Total Liabilities and Shareholders’ Equity	$1,158,459			$1,186,135

Net interest Income (FTE)		$19,728	3.65%		$18,293	3.30%
Taxable Equivalent Adjustment		(252)	(0.04)		(261)	(0.05)

Net Interest Income Per Financial Statements		$19,476			$18,032

Net Yield on Earning Assets			3.61%			3.25%

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009 Net Interest Income Comparison
Net interest income accounted for 77.83% of the Corporation’s revenues for the six months ended June 30, 2010. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $19,477 for the first half of 2010 compared to $18,032 during the same period of 2009. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the first half of 2010 and 2009 was $19,728 and $18,293, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.65% for the six months ended June 30, 2010 compared to 3.30% for the six months ended June 30, 2009.
Average earning assets for the first half of 2010 were $1,089,212. This was a decrease of $27,271 or 2.44% compared to the same period last year. Given the extended period of lower market interest rates, the yield on average earning assets was 4.91% in the first half of 2010 compared to 5.26% for the same period last year. The yield on average loans during the first half of 2010 was 5.42%. This was 32 basis points lower than that of the first half of 2009 at 5.74%. Interest income from securities was $5,094 (FTE) for the six months ended June 30, 2010, compared to $6,096 during the first half of 2009. The yield on average securities was 3.99% and 4.64% for these periods, respectively.
The cost of interest-bearing liabilities was 1.47% during the first half of 2010 compared to 2.24% during the same period in 2009. Total average interest-bearing liabilities as of June 30, 2010 decreased $41,535, or 4.26%, compared to June 30, 2009. This decrease is mainly attributable to a decline in the average balances of brokered time deposits, short-term borrowings and FHLB advances. Average core deposits increased 2.07% as of June 30, 2010 compared to the same period of 2009. The average cost of trust preferred securities was 4.19% for the first half of 2010, compared to 4.82% for the first half of 2009.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2010 and June 30, 2009. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2010 over 2009
	Volume	Rate	Total
		(Dollars in thousands)
U.S. Govt agencies and corporations	$(134)	$(866)	$(1,000)
State and political subdivisions	(18)	7	(11)
Federal funds sold and short-term investments	(5)	(8)	(13)
Restricted stock	11	(2)	9
Commercial loans	(43)	(747)	(790)
Real estate mortgage loans	(458)	(273)	(731)
Home equity lines of credit	101	(23)	78
Installment loans	81	(243)	(162)

Total Interest Income	(465)	(2,155)	(2,620)

Consumer time deposits	(39)	(2,482)	(2,521)
Public time deposits	11	(767)	(756)
Brokered time deposits	(264)	—	(264)
Money market accounts	(33)	(124)	(157)
Savings deposits	5	(20)	(15)
Interest bearing demand	11	(76)	(65)
Short-term borrowings	(29)	(37)	(66)
FHLB advances	(67)	(79)	(146)
Trust preferred securities	—	(65)	(65)

Total Interest Expense	(405)	(3,650)	(4,055)

Net Interest Income (FTE)	$(60)	$1,495	$1,435

Net interest income (FTE) for the first half 2010 and 2009 was $19,728 and $18,293, respectively. Interest income (FTE) for the first half of 2010 decreased $2,620 in comparison to the same period in 2009. This decrease is attributable to $2,155 decrease due to rate and a decrease of $465 due to volume. For the same period, interest expense decreased $4,055, with the decrease being attributable to a $3,650 decrease due to rate and a decrease due to volume of $405. Overall, while average balance sheet reduction contributed $60 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $1,495, had a more significant contribution to the overall net interest income (FTE) increase of $1,435.

     Noninterest Income
Table 5: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$563	$559	$1,008	$909
Deposit service charges	1,094	1,095	2,033	2,121
Electronic banking fees	826	705	1,620	1,342
Income from bank owned life insurance	173	165	344	327
Other income	69	81	162	164

Total fees and other income	2,725	2,605	5,167	4,863

Gain on sale of securities	—	249	38	586
Gain on sale of loans	195	368	387	622
Gains (losses) on sale of other assets	(24)	22	(45)	30

Total noninterest income	$2,896	$3,244	$5,547	$6,101

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009 Noninterest Income Comparison
Total fees and other income for the three months ended June 30, 2010 was $2,725, an increase of $120, or 4.61%, over the same period 2009. Although income earned on investment and trust services as well as deposit service charges remained relatively constant compared to the second quarter of 2009, both increased when comparing the second quarter of 2010 to the first quarter of 2010. Fees from electronic banking increased $121 compared to the same period last year.
Total net gains recorded during the second quarter of 2010 decreased $468 over the second quarter of 2009. Of this decrease, $249 was attributable to the sale of securities and $173 was attributable to the sale of loans, primarily as a result of the lower volume of indirect loan sales during the second quarter as most of the production was booked in the Corporation’s portfolio. Sales of bank owned property resulted in a loss of $24 during the second quarter of 2010.
Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009 Noninterest Income Comparison
Total fees and other income for the six months ended June 30, 2010 was $5,167, an increase of $304, or 6.25%, over the same period 2009. Income earned on investment and trust services increased $99, or 10.89% compared to 2009, mainly as a result of higher market valuation fees and increased trust account fees. Fees from electronic banking increased $278 compared to the same period last year. During the second quarter of 2010, service charges on deposits decreased $88, which resulted primarily from both the economic environment and pending regulation regarding overdrafts.
Total net gains recorded during the first half of 2010 decreased $858 over the first half of 2009. Of this decrease, $548 was attributable to the sale of securities and $235 was attributable to the sale of loans. Sales of bank owned property resulted in a loss of $45 during the first half of 2010.

     Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,911	$3,802	$7,829	$7,520
Furniture and equipment	917	1,189	1,850	2,331
Net occupancy	581	570	1,196	1,214
Outside services	595	789	1,148	1,344
Marketing and public relations	326	295	572	539
Supplies, postage and freight	302	306	644	640
Telecommunications	211	185	423	388
Ohio Franchise tax	281	225	562	457
FDIC Assessments	557	976	1,085	1,289
Other real estate owned	71	103	152	174
Electronic banking expenses	238	200	422	389
Loan and Collection Expense	450	368	773	578
Other expense	518	472	995	977

Total noninterest expense	$8,958	$9,480	$17,651	$17,840

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009 Noninterest Expense Comparison
Noninterest expense decreased $522, or 5.51%, for the second quarter of 2010 over the same period 2009. This decrease is mainly attributable to FDIC assessments which decreased $419 compared to the same period of 2009. During the second quarter of 2009, the FDIC imposed a special premium assessment of $580. The Corporation also experienced a decline in furniture and equipment expense, which decreased $272, or 22.87% compared to the same period last year. Offsetting these decreases, salaries and employee benefits increased $109, or 2.87%, compared to the same period of 2009, mainly due to lower deferred costs which is driven by lower loan volume. Loan and collection expense increased $82, or 22.28%, when compared to the prior period. This is mainly attributable to the Corporation’s expanded efforts related to workouts of its problem loans. Outside services, which includes attorney’s fees, reflects costs associated with the Corporation’s ongoing litigation with a shareholder. See Part II, Other Information, Item 1. Legal Proceedings, for more information.
Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009 Noninterest Expense Comparison
Noninterest expense decreased $189, or 1.06%, for the first half of 2010 over the same period 2009. FDIC assessments decreased $204 compared to the same period of 2009 as well as furniture and equipment expense which decreased 20.63% compared to the prior period. Offsetting these decreases, salaries and employee benefits increased $309, or 4.11%, compared to the same period of 2009. This increase comes after a general decline in noninterest expense over the past three year period. The Corporation also experienced an increase of $195, or 33.73%, in loan and collections expense, including legal costs, primarily due to the weakness of the economy and continued delinquencies.
     Income taxes
Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009 Income Taxes Comparison
The Corporation recognized income tax expense of $283 and an income tax benefit of $102 for the second quarter of 2010 and 2009, respectively. Included in net income for the three months ended June 30, 2010 was $415 of nontaxable income, including $142 related to life insurance policies and $273 of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009 Income Taxes Comparison
The Corporation recognized income tax expense of $580 and $167 during the first half of 2010 and 2009, respectively. Included in net income for the six months ended March 31, 2010 was $826 of nontaxable income, including $282 related to life insurance policies and $544 of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
Financial Condition
     Overview
The Corporation’s assets at June 30, 2010 were $1,153,955 compared to $1,149,509 at December 31, 2009. This is an increase of $4,446, or 0.39%. Total securities decreased $10,615, or 4.07%, compared to December 31, 2009, mainly as a result of the Corporation’s sale of trading securities. Portfolio loans decreased $7,746, or 0.96%, from December 31, 2009. Total deposits at June 30, 2010 were $973,890 compared to $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits which generally tends to improve liquidity while reducing costs.
     Securities
The composition of the Corporation’s securities portfolio at June 30, 2010 and December 31, 2009 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 97.70% available for sale securities and 2.30% restricted stock. Available for sale securities are comprised of 25.89% U.S. Government agencies, 64.53% U.S. agency mortgage backed securities, and 9.58% municipal securities. At June 30, 2010 the available for sale securities had a net temporary unrealized gain of $8,356, representing 3.54% of the total amortized cost of the Bank’s available for sale securities.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides further detail by loan purpose.
Table 7: Details on Loan Balances

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$442,987	$452,341
Real estate mortgage	70,449	77,204
Home equity lines of credit	109,304	108,921
Installment	172,711	164,731

Total Loans	795,451	803,197
Allowance for loan losses	(19,435)	(18,792)

Net Loans	$776,016	$784,405

Total portfolio loans at June 30, 2010 were $795,451. This is a decrease of $7,746 from December 31, 2009. At June 30, 2010, commercial loans represented 55.69% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 33.45% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 8.86% of total portfolio loans.
Commercial loans decreased by $9,354, or 2.07%, compared to December 31, 2009. Commercial loan demand picked up in the second quarter of 2010 compared to the first quarter of 2010 but remained tepid compared to the demand over normal business cycles. Over the latter half of the quarter the Corporation has seen an increase in commercial activity which could lead to an increase in demand over the remainder of 2010. The decline of $6,775 in real estate mortgages is mainly attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new production into the secondary market. Consumer loans increased $7,980, or 4.84%, compared to December 31, 2009.
Loans held for sale, and not included in portfolio loans, were $1,528 at June 30, 2010. Mortgage loans held for sale represented 93.85% and installment loans represented 6.15% of loans held for sale. Loans held for sale at December 31, 2009 were $3,783 and consisted of 85.36% mortgage loans and 14.64% installment loans. The Corporation retains the servicing rights on these loans.
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2010 and 2009.
Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$19,183	$11,575	$18,792	$11,652
Charge-offs:
Commercial	(1,597)	(470)	(2,593)	(1,444)
Real estate mortgage	(77)	(86)	(139)	(143)
Home equity lines of credit	(329)	(334)	(758)	(705)
Installment	(143)	(429)	(457)	(951)
DDA Overdrafts	(42)	(50)	(92)	(99)

Total charge-offs	(2,188)	(1,369)	(4,039)	(3,342)

Recoveries:
Commercial	202	135	205	168
Real estate mortgage	—	12	—	12
Home equity lines of credit	—	22	—	24
Installment	119	109	228	143
DDA Overdrafts	10	10	31	28

Total Recoveries	331	288	464	375

Net Charge-offs	(1,857)	(1,081)	(3,575)	(2,967)

Provision for loan losses	2,109	2,484	4,218	4,293

Balance at end of period	$19,435	$12,978	$19,435	$12,978

The provision for loan losses for the quarter ended June 30, 2010 was $2,109 and for the six month period ended June 30, 2010 was $4,218. In addition to weakness in the overall economy and the relatively high level of unemployment, a significant factor impacting asset quality has been the trend of decreasing market valuation of the underlying collateral, particularly over the past twelve to eighteen months, primarily in construction and development and commercial real estate loans, and the need to provide additional allowances due to these lower valuations. In addition, the collateral value of the properties securing these loans has declined over the past year and specific reserves were increased on a number of these loans as a result of new valuations received during the quarter.

The allowance for loan losses at June 30, 2010 was $19,435, or 2.44%, of outstanding loans, compared to $12,978, or 1.62%, of portfolio loans at June 30, 2009 and $18,792, or 2.34%, of outstanding loans at December 31, 2009. The allowance for loan losses was 41.87% and 39.17% of nonperforming loans at June 30, 2010 and June 30, 2009, respectively.
Net charge-offs for the three months ended June 30, 2010 were $1,857, compared to $1,081 for the three months ended June 30, 2009. Net charge-offs for the six months ended June 30, 2010 were $3,575, compared to $2,967 for the six months ended June 30, 2009. Annualized net charge-offs as a percent of average loans for the second quarter and first half of 2010 were 0.94% and 0.91% respectively, compared to 0.54% and 0.75% for the same periods in 2009. The provision for loan losses for the three and six month periods ended June 30, 2010 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at June 30, 2010. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
     Deposits
Table 9: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the Three Months Ended
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		(Dollars in thousands)
Demand deposits	$112,223	$105,074	0.00%	0.00%
Interest checking	133,392	137,682	0.18	0.22
Money market	90,988	90,158	0.43	0.35
Savings deposits	87,157	80,984	0.19	0.19
Consumer time deposits	465,642	483,577	2.06	2.55
Public time deposits	91,515	80,528	0.65	1.17

Total Deposits	980,917	978,003	1.27	1.44
Short-term borrowings	1,778	10,961	0.25	0.46
FHLB borrowings	42,503	42,988	2.98	3.23
Junior subordinated debentures	20,728	20,727	4.17	4.21

Total borrowings	65,009	74,676	3.29	3.10

Total funding	$1,045,926	$1,052,679	1.41%	1.56%

Average deposits for the three months ended June 30, 2010 were $980,917 compared to average deposits of $978,003 for the three months ended December 31, 2009. Average consumer time deposits decreased $17,935 over the six month period between December 31, 2009 and June 30, 2010 primarily as a result of lower market interest rates during the first half of 2010. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on consumer certificate of deposit accounts and increased the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
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

     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2010, the Corporation had $1,725 of short-term borrowings. There were no federal funds purchased at June 30, 2010, and repurchase agreements increased $268 over December 31, 2009. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $42,503 and junior subordinated debentures of $20,620. Federal Home Loan Bank advances were $42,505 at December 31, 2009. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $107,139 at June 30, 2010. This is an increase of 2.88% over December 31, 2009. Net income increased total shareholders’ equity by $2,574 for the six months ended June 30, 2010. Other factors increasing shareholders’ equity were a $1,160 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, and a $42 increase for share-based payment arrangements. Cash dividends payable to common shareholders in the amount of $148 and preferred shareholders in the amount of $630 decreased total shareholders’ equity in the first six months of 2010.
The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2010, at a cost of $6,092. The Corporation and the Bank continue to monitor growth of balance sheet liabilities in an effort to stay within the guidelines established by applicable regulatory authorities. At June 30, 2010 and December 31, 2009, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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

standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition (such as, for example, the Dodd-Frank Wall Street reform and Consumer Protection Act and rules and regulations that may be promulgated under the Act);

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
     Nonperforming Assets
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven. Nonperforming loans at June 30, 2010 were $46,414 as compared to $38,837 at December 31, 2009, an increase of $7,577. Of this total, commercial loans were $33,099 compared to $26,846 at December 31, 2009. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At June 30, 2010, construction and land development represented $6,547 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at June 30, 2010 was 6.65% of total loans as compared to 5.51% at December 31, 2009. Total 30-90 day delinquency was 0.81% of total loans at June 30, 2010 and 0.75% at December 31, 2009.
Other foreclosed assets were $2,355 as of June 30, 2010 compared to $1,264 at December 31, 2009. The $2,355 is comprised of $1,293 in 1-4 family residential properties and $1,062 in non-farm non-residential properties. This compares to $196 in 1-4 family residential properties and $1,068 in non-farm non-residential properties as of December 31, 2009.

Table 10 sets forth nonperforming assets at June 30, 2010 and December 31, 2009.
Table 10: Nonperforming Assets

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial loans	$33,099	$26,846
Real estate mortgage	9,224	9,139
Home equity lines of credit	2,040	1,417
Installment loans	2,051	1,435

Total nonperforming loans	46,414	38,837

Other foreclosed assets	2,355	1,264

Total nonperforming assets	$48,769	$40,101
Loans 90 days past due accruing interest	$—	$—

Total nonperforming loans to total loans	5.83%	4.84%

Allowance for loan losses to nonperforming assets	26.61%	46.86%

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2010, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $117 or 0.60%, and in a -200 basis point shock, net interest income would increase $1,052, or 5.40%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. June 30, 2010, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 15.10% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.10%.
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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $68,681 at June 30, 2010.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. The parties are in the process of briefing the case before the Sixth Circuit Court of Appeals. The preliminary injunction issued by the District Court remains in effect.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
The impact of financial reform legislation on the Corporation is uncertain.
The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on the Corporation cannot yet be determined. However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Corporation’s business activities or change certain of the Corporation’s business practices, including its ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Corporation to additional costs, including increased compliance costs. These changes also may require the Corporation to invest significant management attention and resources to make any necessary changes to its operations in order to comply, and could therefore also materially adversely affect the Corporation’s business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
     (a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 5, 2010	/s/ Gary J. Elek
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