Form 10-Q
period 2010-09-30
LNB BANCORP INC
filed 2010-11-04
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on November 2, 2010 was 7,825,395.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$20,524	$16,318
Federal funds sold and short-term investments	62,550	10,615

Cash and cash equivalents	83,074	26,933
Interest-bearing deposits in other banks	347	359
Securities: (Note 5)
Trading securities, at fair value	—	8,445
Available for sale, at fair value	214,920	247,037

Total securities	214,920	255,482
Restricted stock	5,741	4,985
Loans held for sale	4,676	3,783
Loans: (Note 6)
Portfolio loans	795,909	803,197
Allowance for loan losses	(17,197)	(18,792)

Net loans	778,712	784,405

Bank premises and equipment, net	9,548	10,105
Other real estate owned	2,206	1,264
Bank owned life insurance	16,951	16,435
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	903	1,005
Accrued interest receivable	3,740	4,072
Other assets	14,202	19,099

Total Assets	$1,156,602	$1,149,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 7)
Demand and other noninterest-bearing	$112,721	$118,505
Savings, money market and interest-bearing demand	326,674	305,045
Certificates of deposit	539,636	547,883

Total deposits	979,031	971,433

Short-term borrowings (Note 8)	1,491	1,457
Federal Home Loan Bank advances (Note 9)	42,502	42,505
Junior subordinated debentures (Note 10)	16,238	20,620
Accrued interest payable	1,718	2,074
Accrued taxes, expenses and other liabilities	4,279	7,279

Total Liabilities	1,045,259	1,045,368

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 750,000 shares, none issued at September 30, 2010 and December 31, 2009.	—	—
Fixed rate cumulative perpetual preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at September 30, 2010 and December 31, 2009.	25,223	25,223
Discount on Series B preferred stock	(120)	(131)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,153,589 shares at September 30, 2010 and 7,623,857 at December 31, 2009.	8,154	7,624
Additional paid-in capital	39,442	37,862
Retained earnings	41,006	36,883
Accumulated other comprehensive income	3,584	2,626
Treasury shares at cost, 328,194 shares at September 30, 2010 and at December 31, 2009	(6,092)	(6,092)

Total Shareholders’ Equity	111,343	104,141

Total Liabilities and Shareholders’ Equity	$1,156,602	$1,149,509

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,740	$11,536	$32,112	$34,507
Securities:
U.S. Government agencies and corporations	1,395	2,554	5,601	7,566
State and political subdivisions	246	261	737	760
Trading securities	—	88	49	334
Other debt and equity securities	72	65	202	183
Federal funds sold and short-term investments	10	19	30	52

Total interest and dividend income	12,463	14,523	38,731	43,402
Interest Expense
Deposits	2,554	4,326	8,279	13,829
Federal Home Loan Bank advances	319	351	953	1,131
Short-term borrowings	1	43	3	111
Junior subordinated debentures	217	225	648	721

Total interest expense	3,091	4,945	9,883	15,792

Net Interest Income	9,372	9,578	28,848	27,610
Provision for Loan Losses (Note 6)	2,076	11,067	6,294	15,360

Net interest income (loss) after provision for loan losses	7,296	(1,489)	22,554	12,250
Noninterest Income
Investment and trust services	403	496	1,411	1,405
Deposit service charges	1,146	1,211	3,179	3,332
Other service charges and fees	792	766	2,412	2,108
Income from bank owned life insurance	171	213	515	540
Other income	86	52	248	216

Total fees and other income	2,598	2,738	7,765	7,601
Securities gains, net	—	88	38	674
Gains on sale of loans	264	341	651	963
Losses on sale of other assets, net	(28)	(43)	(73)	(13)
Gain on extinguishment of debt	2,210	—	2,210	—

Total noninterest income	5,044	3,124	10,591	9,225
Noninterest Expense
Salaries and employee benefits	3,898	3,610	11,727	11,130
Furniture and equipment	866	1,039	2,716	3,370
Net occupancy	579	571	1,775	1,785
Outside services	538	657	1,686	2,001
Marketing and public relations	256	228	828	767
Supplies, postage and freight	292	311	936	951
Telecommunications	200	208	623	596
Ohio franchise tax	274	232	836	689
FDIC assessments	568	743	1,653	2,032
Other real estate owned	95	89	247	263
Electronic banking expenses	237	209	659	598
Loan and collection expense	433	385	1,206	963
Other expense	532	455	1,527	1,432

Total noninterest expense	8,768	8,737	26,419	26,577

Income (loss) before income tax expense	3,572	(7,102)	6,726	(5,102)
Income tax expense (benefit)	842	(2,726)	1,422	(2,559)

Net Income (Loss)	$2,730	$(4,376)	$5,304	$(2,543)

Dividends and accretion on preferred stock	320	319	957	937

Net Income (Loss) Available to Common Shareholders	$2,410	$(4,695)	$4,347	$(3,480)

Net Income (Loss) Per Common Share (Note 2)
Basic	$0.32	$(0.64)	$0.59	$(0.48)
Diluted	0.32	(0.64)	0.59	(0.48)
Dividends declared	0.01	0.01	0.03	0.19
Average Common Shares Outstanding
Basic	7,514,935	7,295,663	7,400,957	7,295,663
Diluted	7,514,935	7,295,663	7,400,957	7,295,663
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred
	Stock	Warrant to		Additional		Accumulated Other
	(net of	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	discount)	Common Stock	Stock	Capital	Earnings	Income	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Income (Loss)					(2,543)			(2,543)
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						2,807		2,807

Total comprehensive income								264
Share-based compensation				69				69
Preferred dividends and accretion of discount	12				(1,020)			(1,008)
Common dividends declared, $.19 per share					(1,386)			(1,386)

Balance, September 30, 2009	$25,089	$146	$7,624	$37,852	$36,733	$3,646	$(6,092)	$104,998

Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					5,304			5,304
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						958		958

Total comprehensive income								6,262
Share-based compensation				70				70
Common shares issued (462,234 shares)			462	1,578				2,040
Restricted shares granted (67,498 shares)			68	(68)				—
Preferred dividends and accretion of discount	11				(956)			(945)
Common dividends declared, $.03 per share					(225)			(225)

Balance, September 30, 2010	$25,103	$146	$8,154	$39,442	$41,006	$3,584	$(6,092)	$111,343

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Operating Activities
Net income (loss)	$5,304	$(2,543)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,294	15,360
Depreciation and amortization	1,041	1,243
Amortization of premiums and accretion of discounts, net	1,571	1,152
Amortization of intangibles	102	102
Amortization of loan servicing rights	189	253
Amortization of deferred loan fees	(46)	175
Federal deferred income tax expense (benefit)	796	(3,614)
Securities gains, net	(38)	(674)
Share-based compensation expense	70	69
Loans originated for sale	(60,319)	(92,988)
Proceeds from sales of loan originations	59,426	90,130
Net gain from loan sales	(651)	(963)
Net loss on sale of other assets	73	13
Net gain on extinguishment of debt	(2,210)	—
Net decrease (increase) in accrued interest receivable and other assets	3,436	(1,584)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(3,356)	990

Net cash provided by operating activities	11,682	7,121

Investing Activities
Proceeds from sales of available-for-sale securities	4,170	28,089
Proceeds from maturities of available-for-sale securities	102,338	45,242
Purchase of available-for-sale securities	(74,355)	(119,941)
Purchase of trading securities	—	(9,005)
Proceeds from maturities of trading securities	436	1,292
Proceeds from sale of trading securities	7,774	10,462
Change in interest-bearing deposits in other banks	12	—
Purchase of Federal Home Loan Bank Stock	—	(101)
Purchase of Federal Reserve Bank Stock	(756)	—
Net increase in loans made to customers	(1,544)	(9,632)
Proceeds from the sale of other real estate owned	419	869
Purchase of bank premises and equipment	(484)	(366)

Net cash provided by (used in) investing activities	38,010	(53,091)
Financing Activities
Net decrease in demand and other noninterest-bearing	(5,784)	(794)
Net increase (decrease) in savings, money market and interest-bearing demand	21,629	(2,126)
Net increase (decrease) in certificates of deposit	(8,247)	50,736
Net increase in short-term borrowings	34	8,494
Proceeds from Federal Home Loan Bank advances	34,000	15,000
Payment of Federal Home Loan Bank advances	(34,003)	(25,352)
Extinguishment of debt, net	(10)	—
Dividends paid-preferred	(945)	(851)
Dividends paid-common	(225)	(1,386)

Net cash provided by financing activities	6,449	43,721

Net increase (decrease) in cash and cash equivalents	56,141	(2,249)
Cash and cash equivalents, January 1	26,933	36,923

Cash and cash equivalents, September 30	$83,074	$34,674

Supplemental cash flow information
Interest paid	$10,239	$16,773
Income taxes paid	675	400
Transfer of loans to other real estate owned	1,640	646
Common stock issued for extinguishment of debt	2,040	—
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
     New Accounting Pronouncements
ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, FASB issued ASU 2010-20 which is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s disclosures.
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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. The Corporation did not hold any trading securities as of September 30, 2010. The Corporation held trading securities as of December 31, 2009. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2010 and December 31, 2009, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of securities below cost, that is deemed other than temporary, is charged to earnings resulting in establishment of a new cost basis for the security. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
Loans are generally placed on nonaccrual status when they are 90 days past due for interest or principal or when the full and timely collection of interest or principal in accordance with the contractual terms of the note becomes uncertain. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed against interest income. Generally, a loan is returned to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement and when the collectibility is no longer doubtful.
A loan is impaired when full payment of principal and interest under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard or below. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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
     Goodwill and Core Deposit Intangibles
Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. The Corporation follows ASC Topic 350, Goodwill and Other Intangibles. Goodwill is tested at least annually for impairment. Under the accounting for “Goodwill and Other Intangible Assets”, the Corporation is required to evaluate goodwill impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year.
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
Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $5,313 and $4,356 at September 30, 2010 and December 31, 2009, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,730 at September 30, 2010 and December 31, 2009 are included in accumulated other comprehensive income.
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of September 30, 2010 and December 31, 2009, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. As of September 30, 2010, the Corporation had authorized 750,000 Series A Voting Preferred Shares. On October 25, 2010, the Corporation amended its Articles of Incorporation to reduce the number of authorized Series A Voting Preferred Shares from 750,000 to 150,000. No Series A Voting Preferred Shares have been issued.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,514,935	7,295,663	7,400,957	7,295,663
Dilutive effect of incentive stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,514,935	7,295,663	7,400,957	7,295,663

Net Income (Loss)	$2,730	$(4,376)	$5,304	$(2,543)
Preferred stock dividend and accretion	320	319	957	937

Income (Loss) Available to Common Shareholders	$2,410	$(4,695)	$4,347	$(3,480)

Basic Earnings (Loss) Per Common Share	$0.32	$(0.64)	$0.59	$(0.48)

Diluted Earnings (Loss) Per Common Share	$0.32	$(0.64)	$0.59	$(0.48)

Stock options for 198,000 common shares and common stock warrants of 561,343 were not considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively, because they were antidilutive.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,764 on September 30, 2010 and $919 on December 31, 2009.
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
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	464	362

Carrying value of core deposit intangibles	$903	$1,005

5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2010 and December 31, 2009 follows:

	At September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies and corporations	$31,250	$674	$—	$31,924
Mortgage backed securities	152,514	6,170	(15)	158,669
State and political subdivisions	23,106	1,325	(104)	24,327

Total securities available for sale	$206,870	$8,169	$(119)	$214,920

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$45,142	$354	$(281)	$45,215
Mortgage backed securities	172,708	6,092	(21)	178,779
State and political subdivisions	22,588	571	(116)	23,043

Total securities available for sale	$240,438	$7,017	$(418)	$247,037

The Corporation held no trading securities at September 30, 2010. The cost, gross unrealized gains and losses and fair value of trading securities at December 31, 2009 follows:

Trading Securities held at December 31, 2009
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	recorded to income	recorded to income	Value
(Dollars in thousands)
Trading Securities	$8,327	$118	$—	$8,445

(6) Loans and Allowance for Loan Losses
Loan balances at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Real estate loans (includes loans secured primarily by real estate only):
Construction and land development	$52,486	$65,052
One to four family residential	210,600	219,508
Multi-family residential	29,450	28,988
Non-farm non-residential properties	284,043	286,778
Commercial and industrial loans	60,808	61,929
Personal loans to individuals:
Auto, single payment and installment	152,328	135,097
All other loans	6,194	5,845

Total loans	795,909	803,197
Allowance for loan losses	(17,197)	(18,792)

Net loans	$778,712	$784,405

Activity in the allowance for loan losses for the nine month periods ended September 30, 2010 and September 30, 2009 is summarized as follows:

	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance at the beginning of period	$18,792	$11,652
Provision for loan losses	6,294	15,360
Loans charged-off	(8,499)	(4,875)
Recoveries on loans previously charged-off	610	419

Balance at the end of the period	$17,197	$22,556

Nonaccrual loans at September 30, 2010 were $43,574, compared to $38,837 at December 31, 2009, and $42,018 at September 30, 2009.
(7) Deposits
Deposit balances at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Demand and other noninterest-bearing	$112,721	$118,505
Interest checking	138,311	137,807
Savings	87,968	82,771
Money market accounts	100,395	84,467
Consumer time deposits	464,719	476,798
Public time deposits	74,917	71,085

Total deposits	$979,031	$971,433

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $233,507 and $218,966 at September 30, 2010 and December 31, 2009, respectively.
The maturity distribution of certificates of deposit as of September 30, 2010 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$278,797	$144,957	$40,965	$—	$464,719
Public time deposits	71,092	2,825	1,000	—	74,917

Total time deposits	$349,889	$147,782	$41,965	$—	$539,636

(8) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2010, the Bank had pledged approximately $90,999 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $45,499. No amounts were outstanding at September 30, 2010 or December 31, 2009. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of September 30, 2010 and December 31, 2009.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at September 30, 2010 and December 31, 2009 were $1,491 and $1,457, respectively. The interest rate paid on these borrowings was 0.25% at September 30, 2010 and 0.15% at December 31, 2009.

(9) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $42,502 and $42,505 at September 30, 2010 and December 31, 2009 respectively. All advances are bullet maturities with no call features. At September 30, 2010, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $63,176 and $26,507, respectively. The maximum borrowing capacity of the Bank at September 30, 2010 was $49,774 with unused collateral borrowing capacity of $5,731. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.
Maturities of FHLB advances outstanding at September 30, 2010 and December 31, 2009 are as follows.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Maturity January 2010, fixed rate 3.58%	$—	$10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2010 and 2009.	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014, fixed rates ranging from 2.57% to 3.55%, averaging 2.57% for 2010 and 3.55% for 2009.	10,043	55
Maturity July 2015, fixed rate 4.76%	2,459	2,450

Total FHLB advances	$42,502	$42,505

(10) Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation used the proceeds from the debentures to fund the cash portion of the Morgan Bancorp, Inc. acquisition. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts.
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2010 were 1.77% and 6.64% for Trust I and Trust II, respectively. At September 30, 2010 and September 30, 2009, accrued interest payable for Trust I was $6 and $8 and for Trust II was $22 and $28, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At September 30, 2010, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.
In August 2010, the Corporation entered into an agreement with certain holders of its currently non-pooled trust preferred securities to exchange up to $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for up to 525,000 newly issued shares of the Corporation’s common stock. The Corporation issued 462,234 shares of common stock at a volume-weighted average price of $4.41 per share in exchange for the $4,250 in aggregate principal amount of tendered Trust I and Trust II trust preferred securities and recorded a gain of $2,210 which is included in the consolidated statements of operations as “Gain on extinguishment of debt”.
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
A summary of the contractual amount of commitments at September 30, 2010 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$76,895
Home equity lines of credit	76,684
Standby letters of credit	8,677

Total	$162,256

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

commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2010 and December 31, 2009.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
The estimated fair values of the Corporation’s financial instruments at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$83,421	$83,421	$27,292	$27,292
Securities	214,920	214,920	255,482	255,482
Portfolio loans, net	778,712	780,683	784,405	786,154
Loans held for sale	4,676	4,676	3,783	3,783
Accrued interest receivable	3,740	3,740	4,072	4,072
Financial liabilities
Deposits:
Demand, savings and money market	439,395	439,395	423,550	423,550
Certificates of deposit	539,636	551,553	547,883	555,302

Total deposits	979,031	990,948	971,433	978,852

Short-term borrowings	1,491	1,491	1,457	1,457
Federal Home Loan Bank advances	42,502	43,935	42,505	43,708
Junior subordinated debentures	16,238	15,465	20,620	18,489
Accrued interest payable	1,718	1,718	2,074	2,074
The fair value of financial assets and liabilities is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are:
•	Level 1 —Valuations based on quoted prices in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 —Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

•	Level 3 —Assets and liabilities with valuations that include methodologies and assumptions that may not be readily observable, including option pricing models, discounted cash flow models, yield curves and similar techniques. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

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
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	September 30, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Securities available for sale:
U.S. Government agencies and corporations	$31,924		$31,924
Mortgage backed securities	158,669		158,669
State and political subdivisions	24,327	—	24,327	—

Total	$214,920	$—	$214,920	$—

		Quoted Prices in Active	Significant Other	Significant
	Fair Value as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	December 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Trading Securities	$8,445		$8,445	$—
Securities available for sale:
U.S. Government agencies and corporations	45,215		45,215
Mortgage backed securities	178,779		178,779
State and political subdivisions	23,043	—	23,043	—

Total	$255,482	$—	$255,482	$—

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2010, such assets consist primarily of impaired loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended September 30, 2010, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. Impaired loans valued using Level 3 inputs totaled $29,751 at September 30, 2010 and $27,054 at December 31, 2009. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
(13) Stock-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of September 30, 2010 were stock options granted in 2007, 2008 and 2009. Long-term restricted shares issued in February 2010 were also awarded under this Plan. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
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
The expense recorded for SARs for the nine months ended September 30, 2010 and September 30, 2009 was $0 and $3, respectively. The expense recorded for stock options for the nine months ended September 30, 2010 and September 30, 2009 was $13 and $48, respectively. The expense recorded for long-term restricted stock for the nine months ended September 30, 2010 was $57.
Options outstanding at September 30, 2010 were as follows:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractual Life		Average Exercise
	Number	(Years)	Number	Price

Range of Exercise Prices
$5.34-$14.46	2,500	8.62	833	$5.34
$14.47-$15.34	83,000	7.35	55,329	14.47
$15.35-$16.50	52,500	6.46	52,500	15.78
$16.51-$19.10	30,000	5.34	30,000	19.10
$19.11-$19.17	30,000	4.34	30,000	19.17

Outstanding at end of period	198,000	6.37	168,662	$16.49

A summary of the status of stock options at September 30, 2010 and September 30, 2009 and changes during the nine months then ended is presented in the table below:

	2010	2009
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price per Share	Options	Price per Share
Outstanding at beginning of period	198,000	$16.11	203,500	$16.18
Granted	—	—	2,500	5.34
Forfeited or expired	—	—	(2,500)	14.47
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	198,000	$16.11	203,500	$16.07

Exercisable at end of period	168,662	$16.49	125,498	$17.08

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2010. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2009 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income was $2,730 for the third quarter of 2010. Net income available to common shareholders was $2,410 and earnings per diluted common share for the third quarter of 2010 were $0.32. This compares to a net loss of $4,695 or $0.64 per diluted common share for the third quarter of 2009.
Third quarter 2010 net interest income totaled $9,372, compared to $9,578 for the third quarter of 2009. Net interest income on a fully taxable equivalent (FTE) basis for the third quarter of 2010 was $9,498, a 2.22% decrease compared with $9,714 for the third quarter of 2009. Although net interest income decreased $216 compared to the prior period due to a decline in average earning assets of 7.54%, this was offset by the effect of lower market interest rates on the funding side which resulted in an increase in the net interest margin (FTE) for the third quarter 2010 of 19 basis points to 3.49%, up from 3.30% one year ago.
The provision for loan losses was $2,076 for the quarter ended September 30, 2010 compared to $11,067 for September 30, 2009.
Noninterest income was $5,044 for the third quarter of 2010, compared to $3,124 for the third quarter of 2009. During the third quarter of 2010, the Corporation exchanged $4,250 principal amount of its non-pooled trust preferred securities for approximately 462,000 newly issued shares of the Corporation’s common stock. The gain recorded as a result of this exchange was $2,210 and is included in noninterest income as gain on extinguishment of debt. Trust fees decreased $93 compared to the prior period as a result of the elimination of the Corporation’s brokerage division. Electronic banking fees and other fees slightly decreased year over year. Gains on the sale of loans were down $77, or 22.58%, compared to the third quarter of last year. Gains on the sale of securities were down $88 for the third quarter of 2010 compared to the third quarter of 2009.
Noninterest expense was $8,768 for the third quarter of 2010, compared with $8,737 for the third quarter of 2009, a slight increase of $31, or 0.35%. The efficiency ratio, which is the measure of cost to generate revenue, declined from 68.06% in the third quarter of 2009 to 71.10% in the third quarter of 2010.
During the third quarter of 2010, overall loan demand was weak as total portfolio loans ended the quarter at $795,909 compared to $803,197 at December 31, 2009. Total assets for the third quarter ended at $1,156,602 compared to $1,149,509 at the end of 2009. Total deposits grew to $979,031 at the end of the third quarter of 2010, up from $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits improving liquidity while reducing costs.
Given the current economic conditions the Corporation continues to work through asset quality challenges. At September 30, 2010 the Corporation’s non-performing assets totaled $45,780 or 3.96% of total assets compared to $40,101, or 3.49%, at December 31, 2009. The allowance for possible loan losses decreased from $18,792 at December 31, 2009 to $17,197 at September 30, 2010 as a result of increased charge-offs for specific reserves where liquidation has become the primary source of repayment. The allowance to total loans at September 30, 2010 equals 2.16% compared to 2.34% at December 31, 2009.
Annualized net charge-offs to average loans for the quarter ending September 30, 2010 was 2.14% compared to 1.46% at December 31, 2009. In addition to the effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans and the need to provide additional allowances due to these lower valuations.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the three months ended September 30, 2010 and 2009. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets:
U.S. Govt agencies and corporations	$218,452	$1,395	2.53%	$260,133	$2,642	4.03%
State and political subdivisions	23,720	353	5.91	25,774	376	5.79
Federal funds sold and short-term investments	30,708	10	0.13	59,492	19	0.13
Restricted stock	5,741	72	4.98	4,953	65	5.21
Commercial loans	442,194	5,902	5.30	453,829	6,325	5.53
Real estate mortgage loans	70,309	964	5.44	83,723	1,176	5.57
Home equity lines of credit	110,393	1,092	3.93	107,668	1,088	4.01
Installment loans	179,517	2,801	6.19	173,657	2,968	6.78

Total Earning Assets	$1,081,034	$12,589	4.62%	$1,169,229	$14,659	4.97%

Allowance for loan loss	(19,089)			(13,451)
Cash and due from banks	18,335			16,921
Bank owned life insurance	16,841			16,122
Other assets	53,063			47,234

Total Assets	$1,150,184			$1,236,055

Liabilities and Shareholders’ Equity
Consumer time deposits	$457,667	$2,239	1.94%	$494,926	$3,615	2.90%
Public time deposits	78,022	120	0.61	88,223	370	1.66
Brokered time deposits	—	—	—	5,707	55	3.84
Money market accounts	93,486	98	0.41	135,694	168	0.49
Savings deposits	87,961	38	0.17	80,054	41	0.20
Interest-bearing demand	139,598	58	0.17	119,875	77	0.25
Short-term borrowings	1,708	1	0.25	33,684	43	0.51
FHLB advances	42,589	319	2.97	43,005	351	3.24
Trust preferred securities	19,269	218	4.48	20,732	225	4.31

Total Interest-Bearing Liabilities	$920,300	$3,091	1.33%	$1,021,900	$4,945	1.92%

Noninterest-bearing deposits	114,826			94,489
Other liabilities	6,186			11,359
Shareholders’ Equity	108,872			108,307

Total Liabilities and Shareholders’ Equity	$1,150,184			$1,236,055

Net interest Income (FTE)		$9,498	3.49%		$9,714	3.30%
Taxable Equivalent Adjustment		(126)	(0.05)		(136)	(0.05)

Net Interest Income Per Financial Statements		$9,372			$9,578

Net Yield on Earning Assets			3.44%			3.25%

Results of Operations
Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 71.19% of the Corporation’s revenues for the three months ended September 30, 2010. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $9,372 for the third quarter of 2010 compared to $9,578 during the same quarter of 2009. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the third quarter of 2010 and 2009 was $9,498 and $9,714, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.49% for the three months ended September 30, 2010 compared to 3.30% for the three months ended September 30, 2009.
Average earning assets for the third quarter of 2010 were $1,081,034. This was a decrease of $88,195 or 7.54% compared to the same quarter last year. Over the past year the Corporation has reduced its balance sheet by eliminating unprofitable sweep products and large public fund money market accounts. As a result, the net interest margin increased compared to the third quarter of 2009. Primarily due to the extended period of lower market interest rates, the yield on average earning assets was 4.62% in the third quarter of 2010 compared to 4.97% for the same period last year. The yield on average loans during the third quarter of 2010 was 5.32%, which was 28 basis points lower than the yield on average loans during the third quarter of 2009 at 5.60%. Interest income from securities was $1,748 (FTE) for the three months ended September 30, 2010, compared to $3,018 during the third quarter of 2009. The yield on average securities was 2.86% and 4.21% for these periods, respectively.
The cost of interest-bearing liabilities was 1.33% during the third quarter of 2010 compared to 1.92% during the same period in 2009. Total average interest-bearing liabilities for the quarter ended September 30, 2010 decreased $101,600, or 9.94%, compared to September 30, 2009. This decrease is mainly attributable to a decline in the average balances of money market accounts, brokered time deposits and short-term borrowings. Average core deposits for the quarter ended September 30, 2010 remained relatively constant compared to the same period of 2009. The average cost of trust preferred securities was 4.48% for the third quarter of 2010, compared to 4.31% for the third quarter of 2009. One half of the outstanding trust preferred securities pays dividends at a fixed rate of 6.64% and the other half pays dividends at LIBOR plus 1.48%.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2010 and September 30, 2009. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense
	in 2010 over 2009
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(266)	$(981)	$(1,247)
State and political subdivisions	(31)	8	(23)
Federal funds sold and short-term investments	(9)	—	(9)
Restricted stock	10	(3)	7
Commercial loans	(155)	(268)	(423)
Real estate mortgage loans	(184)	(28)	(212)
Home equity lines of credit	27	(23)	4
Installment loans	91	(258)	(167)

Total Interest Income	(517)	(1,553)	(2,070)

Consumer time deposits	(182)	(1,194)	(1,376)
Public time deposits	(4)	(246)	(250)
Brokered time deposits	(55)	—	(55)
Money market accounts	(44)	(26)	(70)
Savings deposits	3	(6)	(3)
Interest bearing demand	8	(27)	(19)
Short-term borrowings	(20)	(22)	(42)
FHLB advances	(2)	(30)	(32)
Trust preferred securities	(16)	9	(7)

Total Interest Expense	(312)	(1,542)	(1,854)

Net Interest Income (FTE)	$(205)	$(11)	$(216)

Net interest income (FTE) for the third quarter 2010 and 2009 was $9,498 and $9,714, respectively. Interest income (FTE) for the third quarter of 2010 decreased $2,070 in comparison to the same period in 2009. This decrease is attributable to a $1,553 decrease due to rate and a decrease of $517 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $1,247, mainly as a result of the reinvestment of funds in shorter-term U.S. Government agencies and seasoned mortgage-backed securities which have less extension risk given the current interest rate environment as well amortization recorded on U.S. government agency securities that were purchased at a high premium and subsequently called due to the low interest rate environment. Interest income on commercial loans decreased $423, primarily due to lower market interest rates. The $212 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. The $1,376 and $250 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates. Total interest expense decreased $1,854, with the decrease being attributable to a $1,542 decrease due to rate and a decrease due to volume of $312. Overall, the total decline in net interest income (FTE) of $216 was mainly attributable to a decrease in volume of $205, with only an $11 reduction due to rate which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 3 presents the condensed average balance sheets for the nine months ended September 30, 2010 and 2009. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Nine Months Ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$225,330	$5,650	3.35%	$244,124	$7,900	4.49%
State and political subdivisions	23,390	1,063	6.08	24,460	1,096	5.99
Federal funds sold and short-term investments	33,407	30	0.12	49,013	52	0.14
Restricted stock	5,461	202	4.95	4,953	183	4.99
Commercial loans	443,787	17,789	5.36	448,766	19,001	5.66
Real estate mortgage loans	73,422	2,977	5.42	89,245	3,921	5.87
Home equity lines of credit	109,391	3,233	3.95	105,087	3,151	4.01
Installment loans	172,268	8,165	6.34	168,610	8,494	6.74

Total Earning Assets	$1,086,456	$39,109	4.81%	$1,134,258	$43,798	5.16%

Allowance for loan loss	(19,195)			(12,252)
Cash and due from banks	17,820			17,804
Bank owned life insurance	16,669			15,964
Other assets	53,952			47,184

Total Assets	$1,155,702			$1,202,958

Liabilities and Shareholders’ Equity
Consumer time deposits	$467,143	$7,262	2.08%	$482,112	$11,157	3.09%
Public time deposits	84,771	440	0.69	86,188	1,445	2.24
Brokered time deposits	—	-	-	10,203	320	4.19
Money market accounts	90,497	272	0.40	115,823	500	0.58
Savings deposits	86,104	119	0.19	79,752	137	0.23
Interest-bearing demand	136,050	186	0.18	121,783	270	0.30
Short-term borrowings	1,694	3	0.24	28,513	111	0.52
FHLB advances	43,089	953	2.96	46,246	1,131	3.27
Trust preferred securities	20,236	648	4.28	20,741	721	4.65

Total Interest-Bearing Liabilities	$929,584	$9,883	1.42%	$991,361	$15,792	2.13%

Noninterest-bearing deposits	112,779			92,582
Other liabilities	6,503			10,924
Shareholders’ Equity	106,836			108,091

Total Liabilities and Shareholders’ Equity	$1,155,702			$1,202,958

Net interest Income (FTE)		$29,226	3.60%		$28,006	3.30%
Taxable Equivalent Adjustment		(378)	(0.05)		(396)	(0.05)

Net Interest Income Per Financial Statements		$28,848			$27,610

Net Yield on Earning Assets			3.55%			3.25%

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009 Net Interest Income Comparison
Net interest income accounted for 78.53% of the Corporation’s revenues for the nine months ended September 30, 2010. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $28,848 for the first three quarters of 2010 compared to $27,610 during the same period of 2009. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the first three quarters of 2010 and 2009 was $29,226 and $28,006, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.60% for the nine months ended September 30, 2010 compared to 3.30% for the nine months ended September 30, 2009.
Average earning assets for the first three quarters of 2010 were $1,086,456. This was a decrease of $47,802, or 4.21%, compared to the same period last year. Given the extended period of lower market interest rates, the yield on average earning assets was 4.81% in the first three quarters of 2010 compared to 5.16% for the same period last year. The yield on average loans during the first three quarters of 2010 was 5.38%, which was 31 basis points lower than the yield on average loans during the first three quarters of 2009 at 5.69%. Interest income from securities was $6,713 (FTE) for the nine months ended September 30, 2010, compared to $8,996 during the first three quarters of 2009. The yield on average securities was 3.61% and 4.40% for these periods, respectively.
The cost of interest-bearing liabilities was 1.42% during the first three quarters of 2010 compared to 2.13% during the same period in 2009. Total average interest-bearing liabilities as of September 30, 2010 decreased $61,777, or 6.23%, compared to September 30, 2009. This decrease is mainly attributable to a decline in the average balances of brokered time deposits, short-term borrowings and FHLB advances. Average core deposits as of September 30, 2010 remained relatively constant compared to the same period of 2009. The average cost of trust preferred securities was 4.28% for the first three quarters of 2010, compared to 4.65% for the first three quarters of 2009.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the nine months ended September 30, 2010 and September 30, 2009. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense
	in 2010 over 2009
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(471)	$(1,779)	$(2,250)
State and political subdivisions	(49)	16	(33)
Federal funds sold and short-term investments	(14)	(8)	(22)
Restricted stock	19	—	19
Commercial loans	(200)	(1,012)	(1,212)
Real estate mortgage loans	(642)	(302)	(944)
Home equity lines of credit	127	(45)	82
Installment loans	173	(502)	(329)

Total Interest Income	(1,057)	(3,632)	(4,689)

Consumer time deposits	(233)	(3,662)	(3,895)
Public time deposits	(7)	(998)	(1,005)
Brokered time deposits	(320)	—	(320)
Money market accounts	(76)	(152)	(228)
Savings deposits	9	(27)	(18)
Interest bearing demand	20	(104)	(84)
Short-term borrowings	(49)	(59)	(108)
FHLB advances	(70)	(108)	(178)
Trust preferred securities	(16)	(57)	(73)

Total Interest Expense	(742)	(5,167)	(5,909)

Net Interest Income (FTE)	$(315)	$1,535	$1,220

Net interest income (FTE) for the first three quarters of 2010 and 2009 was $29,226 and $28,006, respectively. Interest income (FTE) for the first three quarters of 2010 decreased $4,689 in comparison to the same period in 2009. This decrease is attributable to $3,632 decrease due to rate and a decrease of $1,057 due to volume. For the same period, interest expense decreased $5,909, with the decrease being attributable to a $5,167 decrease due to rate and a decrease due to volume of $742. Overall, while average balance sheet reduction contributed $315 to net interest income (FTE), the impact of rate, the difference between interest income and interest expense of $1,535, had a more significant contribution to the overall net interest income (FTE) increase of $1,220.

     Noninterest Income
Table 5: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$403	$496	$1,411	$1,405
Deposit service charges	1,146	1,211	3,179	3,332
Electronic banking fees	792	766	2,412	2,108
Income from bank owned life insurance	171	213	515	540
Other income	86	52	248	216

Total fees and other income	2,598	2,738	7,765	7,601

Gain on sale of securities	—	88	38	674
Gain on sale of loans	264	341	651	963
Loss on sale of other assets, net	(28)	(43)	(73)	(13)
Gain on extinguishment of debt	2,210	—	2,210	—

Total noninterest income	$5,044	$3,124	$10,591	$9,225

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009 Noninterest Income Comparison
Total fees and other income for the three months ended September 30, 2010 was $2,598, a decrease of $140, or 5.11%, over the same period 2009. Income earned on investment and trust services declined $93 compared to the prior period as a result of the discontinuation of the Corporation’s brokerage division which occurred during the third quarter of 2010. Deposit service charges and electronic banking fees remained relatively constant compared to the third quarter of 2009 but continue to be impacted by the economic environment and pending regulation regarding overdrafts.
Total net gains recorded during the third quarter of 2010 increased $2,060 over the third quarter of 2009. This increase was mainly attributable to the $2,210 gain on extinguishment of debt. During the third quarter of 2010, the Corporation exchanged $4,250 principal amount of its non-pooled trust preferred securities for approximately 462,000 newly issued shares of the Corporation’s common stock. No securities were sold during the third quarter of 2010. Gains on the sale of loans decreased $77 primarily as a result of the lower volume of indirect loan sales during the third quarter as most of the production was booked in the Corporation’s portfolio. Sales of bank owned property resulted in a loss of $28 during the third quarter of 2010.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009 Noninterest Income Comparison
Total fees and other income for the nine months ended September 30, 2010 was $7,765, an increase of $164, or 2.16%, over the same period of 2009. Although the Corporation discontinued its brokerage division during the third quarter of 2010, income earned on investment and trust services for the first three quarters of 2010 remained relatively constant compared to same period of 2009. Fees from deposit service charges and electronic banking increased $151, or 2.76%, compared to the same period last year.
Total net gains recorded during the first three quarters of 2010 increased $1,202 over the first three quarters of 2009. This was mainly a result of the gain on extinguishment of debt described above. Gains on the sale of securities decreased $636, as no securities were sold during the second and third quarters of 2010. Gains on the sale of loans decreased $312 for the first three quarters of 2010 compared to the same period of 2009. Sales of bank owned property resulted in a loss of $73 during the first three quarters of 2010.

     Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,898	$3,610	$11,727	$11,130
Furniture and equipment	866	1,039	2,716	3,370
Net occupancy	579	571	1,775	1,785
Outside services	538	657	1,686	2,001
Marketing and public relations	256	228	828	767
Supplies, postage and freight	292	311	936	951
Telecommunications	200	208	623	596
Ohio Franchise tax	274	232	836	689
FDIC Assessments	568	743	1,653	2,032
Other real estate owned	95	89	247	263
Electronic banking expenses	237	209	659	598
Loan and Collection Expense	433	385	1,206	963
Other expense	532	455	1,527	1,432

Total noninterest expense	$8,768	$8,737	$26,419	$26,577

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009 Noninterest Expense Comparison
Noninterest expense for the third quarter of 2010 remained relatively constant compared to the same period of 2009, increasing only $31. The Corporation experienced an increase in salaries and employee benefits expense of $288, or 7.98%, during the third quarter of 2010 compared to the same period of 2009 mainly due to lower deferred costs which is driven by lower loan volume. Loan and collection expense increased $48, or 12.47%, when compared to the prior period. This is mainly attributable to the Corporation’s expanded efforts related to workouts of its problem loans. Offsetting these increases was a decline in furniture and equipment expense, which decreased $173, or 16.65%, compared to the same period last year. Outside services, which includes attorney’s fees, reflects costs associated with the Corporation’s ongoing litigation with a shareholder. See Part II, Other Information, Item 1. Legal Proceedings, for more information.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009 Noninterest Expense Comparison
Noninterest expense decreased $158, or 0.59%, for the first three quarters of 2010 over the same period 2009. FDIC assessments decreased $379 compared to the same period of 2009 main as a result of the special premium assessment of $580 imposed by the FDIC during the second quarter of 2009. Furniture and equipment expense decreased $654, or 19.41%, compared to the prior period. Offsetting these decreases, salaries and employee benefits increased $597, or 5.36%, compared to the same period of 2009 mainly due to lower deferred costs. The Corporation also experienced an increase of $61, or 10.20%, in loan and collections expense, including legal costs, primarily due to the weakness of the economy and continued delinquencies.
     Income taxes
Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009 Income Taxes Comparison
The Corporation recognized income tax expense of $842 and an income tax benefit of $2,726 for the third quarter of 2010 and 2009, respectively. Included in net income for the three months ended September 30, 2010 was $413 of nontaxable income, including $140 related to life insurance policies and $273 of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009 Income Taxes Comparison
The Corporation recognized income tax expense of $1,422 and an income tax benefit of $2,559 during the first three quarters of 2010 and 2009, respectively. Included in net income for the nine months ended September 30, 2010 was $1,240 of nontaxable income, including $422 related to life insurance policies and $818 of tax-exempt investment and loan interest income.
Financial Condition
     Overview
The Corporation’s assets at September 30, 2010 were $1,156,602 compared to $1,149,509 at December 31, 2009. This is an increase of $7,093, or 0.62%. Total securities decreased $40,562, or 15.88%, compared to December 31, 2009, mainly as a result of the Corporation’s sale of trading securities as well as U.S. Government agency securities that were called during the later part of the third quarter of 2010. Portfolio loans decreased $7,288, or 0.91%, from December 31, 2009. Total deposits at September 30, 2010 were $979,031 compared to $971,433 at December 31, 2009. The growth in deposits came in the form of core deposits which generally tends to improve liquidity while reducing costs.
     Securities
The composition of the Corporation’s securities portfolio at September 30, 2010 and December 31, 2009 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 97.40% available for sale securities and 2.60% restricted stock. Available for sale securities are comprised of 14.85% U.S. Government agencies, 73.83% U.S. agency mortgage backed securities, and 11.32% municipal securities. At September 30, 2010 the available for sale securities had a net temporary unrealized gain of $8,050, representing 3.89% of the total amortized cost of the Bank’s available for sale securities.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides further detail by loan purpose.
Table 7: Details on Loan Balances

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$438,252	$452,341
Real estate mortgage	67,551	77,204
Home equity lines of credit	110,484	108,921
Installment	179,622	164,731

Total Loans	795,909	803,197
Allowance for loan losses	(17,197)	(18,792)

Net Loans	$778,712	$784,405

Total portfolio loans at September 30, 2010 were $795,909. This is a decrease of $7,288 from December 31, 2009. At September 30, 2010, commercial loans represented 55.06% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 36.45% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms dependent on the maturity and nature of the loan. Real estate mortgages comprise 8.49% of total portfolio loans.
Commercial loans decreased by $14,089, or 3.11%, compared to December 31, 2009. The decline of $9,653 in real estate mortgages is mainly attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. Consumer loans increased $14,891, or 9.04%, compared to December 31, 2009.

Loans held for sale, and not included in portfolio loans, were $4,676 at September 30, 2010. Mortgage loans held for sale represented 50.88% and installment loans represented 49.12% of loans held for sale. Loans held for sale at December 31, 2009 were $3,783 and consisted of 85.36% mortgage loans and 14.64% installment loans. The Corporation retains the servicing rights on these loans.
     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 8 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2010 and 2009.
Table 8: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$19,435	$12,978	$18,792	$11,652
Charge-offs:
Commercial	(3,501)	(366)	(6,094)	(1,810)
Real estate mortgage	(630)	—	(769)	(143)
Home equity lines of credit	(100)	(632)	(858)	(1,337)
Installment	(160)	(472)	(617)	(1,423)
DDA Overdrafts	(69)	(63)	(161)	(162)

Total charge-offs	(4,460)	(1,533)	(8,499)	(4,875)

Recoveries:
Commercial	8	3	213	171
Real estate mortgage	—	—	—	12
Home equity lines of credit	31	—	31	24
Installment	91	32	319	175
DDA Overdrafts	16	9	47	37

Total Recoveries	146	44	610	419

Net Charge-offs	(4,314)	(1,489)	(7,889)	(4,456)

Provision for loan losses	2,076	11,067	6,294	15,360

Balance at end of period	$17,197	$22,556	$17,197	$22,556

The provision for loan losses for the quarter ended September 30, 2010 was $2,076 and for the nine month period ended September 30, 2010 was $6,294. In addition to weakness in the overall economy and the relatively high level of unemployment, a significant factor impacting asset quality has been the trend of decreasing market valuation of the underlying collateral, particularly over the past twelve to eighteen months, primarily in construction and development and commercial real estate loans, and the need to provide additional allowances due to these lower valuations. In addition, the collateral value of the properties securing these loans has declined over the past year and specific reserves were increased on a number of these loans as a result of new valuations received during the quarter.
The allowance for loan losses at September 30, 2010 was $17,197, or 2.16%, of outstanding loans, compared to $22,556, or 2.77%, of portfolio loans at September 30, 2009 and $18,792, or 2.34%, of outstanding loans at

December 31, 2009. The allowance for loan losses was 37.56% and 52.35% of nonperforming loans at September 30, 2010 and September 30, 2009, respectively.
Net charge-offs for the three months ended September 30, 2010 were $4,314, compared to $1,489 for the three months ended September 30, 2009. Net charge-offs for the nine months ended September 30, 2010 were $7,889, compared to $4,456 for the nine months ended September 30, 2009. Annualized net charge-offs as a percent of average loans for the third quarter and first three quarters of 2010 were 2.14% and 1.33% respectively, compared to 0.73% and 0.74% for the same periods in 2009. The provision for loan losses for the three and nine month periods ended September 30, 2010 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at September 30, 2010. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
     Deposits
Table 9: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the Three Months Ended
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
		(Dollars in thousands)
Demand deposits	$114,826	$105,074	0.00%	0.00%
Interest checking	139,598	137,682	0.17	0.22
Money market	93,486	90,158	0.41	0.35
Savings deposits	87,961	80,984	0.17	0.19
Consumer time deposits	457,669	483,577	1.94	2.55
Public time deposits	78,022	80,528	0.61	1.17

Total Deposits	971,562	978,003	1.04	1.44
Short-term borrowings	1,708	10,961	0.25	0.46
FHLB borrowings	42,589	42,988	2.97	3.23
Junior subordinated debentures	19,269	20,727	4.48	4.21

Total borrowings	63,566	74,676	3.36	3.10

Total funding	$1,035,128	$1,052,679	1.18%	1.56%

Average deposits for the three months ended September 30, 2010 were $971,562 compared to average deposits of $978,003 for the three months ended December 31, 2009. Average consumer time deposits decreased $25,908 over the nine month period between December 31, 2009 and September 30, 2010 primarily as a result of lower market interest rates during the first three quarters of 2010. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on consumer certificate of deposit accounts and increased the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
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

     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2010, the Corporation had $1,491 of short-term borrowings. There were no federal funds purchased at September 30, 2010. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $42,502 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,505 at December 31, 2009. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q. During the second quarter of 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 10 to the Consolidated Financial Statements contained within this Form 10-Q. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. During the third quarter of 2010, the Corporation exchanged and retired $4,250 principal amount of its non-pooled trust preferred securities for approximately 462,000 newly issued shares of the Corporation’s common stock.
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $111,343 at September 30, 2010. This is an increase of 6.92% over December 31, 2009. Net income increased total shareholders’ equity by $5,304 for the nine months ended September 30, 2010. Other factors increasing shareholders’ equity were a $958 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities, $2,040 for the issuance of common shares and a $70 increase for share-based payment arrangements. Cash dividends payable to common shareholders in the amount of $225 and preferred shareholders in the amount of $945 decreased total shareholders’ equity in the first nine months of 2010.
The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2010, at a cost of $6,092. The Corporation and the Bank continue to monitor growth of balance sheet liabilities in an effort to stay within the guidelines established by applicable regulatory authorities. At September 30, 2010 and December 31, 2009, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.
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
   Nonperforming Assets
Total nonperforming assets consist of nonperforming loans, loans which have been restructured, and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven. Nonperforming loans at September 30, 2010 were $43,574 as compared to $38,837 at December 31, 2009, an increase of $4,737. Of this total, commercial loans were $29,482 compared to $26,846 at December 31, 2009. These commercial loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. At September 30, 2010, construction and land development represented $4,180 of the total commercial loan nonperforming, with the remaining being commercial and industrial. All nonperforming loans are being actively managed.
Management also monitors delinquency and potential commercial problem loans. Bank-wide delinquency at September 30, 2010 was 5.94% of total loans as compared to 5.51% at December 31, 2009. Total 30-90 day delinquency was 0.46% of total loans at September 30, 2010 and 0.75% at December 31, 2009.
Other foreclosed assets were $2,206 as of September 30, 2010 compared to $1,264 at December 31, 2009. The $2,206 is comprised of $1,374 in 1-4 family residential properties and $832 in non-farm non-residential properties. This compares to $196 in 1-4 family residential properties and $1,068 in non-farm non-residential properties as of December 31, 2009.

Table 10 sets forth nonperforming assets at September 30, 2010 and December 31, 2009.
Table 10: Nonperforming Assets

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial loans	$29,482	$26,846
Real estate mortgage	9,374	9,139
Home equity lines of credit	2,615	1,417
Installment loans	2,103	1,435

Total nonperforming loans	43,574	38,837

Other foreclosed assets	2,206	1,264

Total nonperforming assets	$45,780	$40,101
Loans 90 days past due accruing interest	$—	$—

Total nonperforming loans to total loans	5.47%	4.84%

Allowance for loan losses to nonperforming assets	37.56%	46.86%

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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2010, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $865, or 3.00%, and in a -200 basis point shock, net interest income would increase $1,875, or 6.50%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. September 30, 2010, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 11.20% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.50%.
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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $64,875 at September 30, 2010.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined by 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. The case has been fully briefed and the parties are awaiting a decision from the Sixth Circuit Court of Appeals regarding the continuing preliminary injunction. Once the Sixth Circuit makes its decision, the case will be remanded to the District Court for dispositive motions and, if necessary, a trial on the merits.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
(a)	The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: November 4, 2010	/s/ Gary J. Elek
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