Form 10-K
period 2010-12-31
LNB BANCORP INC
filed 2011-03-11
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2010 was approximately $34,639,885.

The number of common shares of the registrant outstanding on March 1, 2011 was 7,884,749.

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

The Corporation engages in lending and depository services, investment services, and other traditional banking services. These services are generally offered through the Corporation’s wholly-owned subsidiary, The Lorain National Bank (the “Bank”).

The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 30 automated teller machines (“ATM’s”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County.

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

Competition and Market Information

The Corporation competes primarily with 17 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $588,000 to over $841 million. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.8 billion.

The Bank’s market share of total deposits in Lorain County was 22.25% in 2010 and 23.64% in 2009, and the Bank ranked number two in market share in Lorain County in 2010 and number one in 2009.

The Corporation’s Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with nine other financial institutions for $549 million in deposits in the City of Hudson, and holds a market share of 20.84%.

The Bank has a limited presence in Cuyahoga County, competing primarily with 27 other financial institutions. Cuyahoga County deposits as of June 30, 2010 totaled $37.7 billion. The Bank’s market share of deposits in Cuyahoga County was 0.07% in 2010 and 0.04% in 2009 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2010.

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

Regulatory Capital Standards and Related Matters

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2010.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the related regulations that are to be implemented, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The new legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The new law also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. In addition, the law restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, such as the Corporation, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.

Because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next 12 months or more, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation.

Federal Deposit Insurance Act

Deposit Insurance Coverage Limits.  Prior to enactment of EESA, the FDIC standard maximum depositor insurance coverage limit was $100,000, excluding certain retirement accounts qualifying for a maximum coverage limit of $250,000. Pursuant to EESA, the FDIC standard maximum coverage limit was temporarily increased to $250,000. This temporary standard maximum coverage limit increase was made permanent under the Dodd-Frank

Act. The Dodd-Frank Act also provides that non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013.

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

Employees

As of December 31, 2010, the Corporation employed 272 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:

•	economic pressure on consumers and businesses and the lack of confidence in the financial markets, resulting in reduced business activity, lack of consumer spending and lack of liquidity in the credit markets;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition (such as, for example, the Dodd-Frank Wall Street reform and Consumer Protection Act and rules and regulations that may be promulgated under the Act);

•	persisting volatility and limited credit availability in the financial markets, particularly if it results in limitations on the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise;

•	significant increases in competitive pressure in the banking and financial services industries;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the CPP, pursuant to which the Corporation issued securities to the U.S. Treasury;

•	limitations on the Corporation’s ability to pay dividends;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	asset price deterioration, which has had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, further deterioration in credit quality of assets;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations, particularly in light of the recent consolidation of competing financial institutions; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the SEC.

Item 1A.	Risk Factors

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

Difficult market conditions and economic trends have adversely affected the Corporation’s industry and business.

The capital markets continued to experience difficult conditions through 2009 and into 2010, producing uncertainty in the financial markets in general and a related general economic downturn. Dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general downward economic trends, the reduced availability of commercial credit and increasing unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected the Corporation’s business, financial condition, results of operations and share price and may continue to do so. Also, the Corporation’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Any worsening of current conditions or slowing of any economic recovery would have an adverse effect on the Corporation, its customers and the other financial institutions in its market. As a result, the Corporation may experience increases in foreclosures, delinquencies and customer bankruptcies.

Changes in interest rates could adversely affect the Corporation’s earnings and financial condition.

The Corporation’s earnings and cash flows depend substantially upon its net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Corporation’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (1) the Corporation’s ability to originate loans and obtain deposits; (2) the fair value of the Corporation’s financial assets and liabilities, including its securities portfolio; and (3) the average duration of the Corporation’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on the Corporation’s financial condition and results of operations.

The Corporation’s allowance for loan losses may not be adequate to cover actual future losses.

The Corporation maintains an allowance for loan losses to cover probable and incurred loan losses. Every loan the Corporation makes carries a certain risk of non-repayment, and the Corporation makes various assumptions and judgments about the collectibility of its loan portfolio including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, Management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Corporation. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Corporation’s control, and these losses may exceed current estimates. The Corporation cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Corporation’s assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Corporation’s allowance for loan losses could have a material adverse impact on its financial condition and results of operations.

Changes in economic and political conditions could adversely affect the Corporation’s earnings.

The Corporation’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Corporation’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings. Because the Corporation has a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and the Corporation’s ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of the Corporation’s borrowers to make timely repayments of their loans, which would have an adverse impact on the Corporation’s earnings. If during a period of reduced real estate values the Corporation is required to liquidate the collateral securing a loan to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Corporation’s profitability and adversely affect its financial condition. The substantial majority of the Corporation’s loans are to individuals and businesses in Ohio. Consequently, further significant declines in the economy in Ohio could have a materially adverse effect on the

Corporation’s financial condition and results of operations. It is uncertain when the negative credit trends in the Corporation’s markets will reverse and, therefore, future earnings are susceptible to further declining credit conditions in the markets in which the Corporation operates.

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

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Corporation or the businesses in which it is engaged.

The financial services industry is extensively regulated. The Corporation is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit the Corporation’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Corporation could require it to devote significant time and resources to defending its business and may lead to penalties that materially affect the Corporation and its shareholders.

The Corporation’s results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including litigation and delays in the foreclosure process related to certain industry deficiencies.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.

The Corporation could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Corporation’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

The recently enacted Dodd-Frank Act may adversely affect the Corporation’s business, financial conditions and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Corporation will not be known for months or even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than the Corporation, and some will affect only institutions that engage in activities in which the Corporation does not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on the Corporation are the following:

•	The OTS will be merged into the OCC and the authority of the other remaining bank regulatory agencies restructured;

•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier 1 capital;

•	The current prohibition on the payment of interest on demand deposits will be repealed, effective July 21, 2011;

•	The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation will be expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period;

•	New corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

•	establish new rules and restrictions regarding the origination of mortgages; and

•	permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Corporation’s operations.

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

Future FDIC premiums could be substantially higher and would have an unfavorable effect on earnings.

The FDIC projects higher premiums to be necessary because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits. The FDIC, in an effort to avoid larger increases in the premiums, has already taken action to collect FDIC premiums for the next three years in advance. If any additional assessments or large premium increases occur in the future, such actions would negatively affect the Corporation’s financial condition and results of operations.

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

The purchase agreement the Corporation entered into in connection with the Corporation’s participation in the CPP required the Corporation to adopt the U.S. Treasury’s standards for executive compensation and corporate governance while the U.S. Treasury holds the equity issued by the Corporation pursuant to the CPP. These standards generally apply to the Corporation’s Chief Executive Officer, Chief Financial Officer and the next three most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of financial institutions;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

ARRA imposed further limitations on compensation while the U.S. Treasury holds equity issued by the Corporation pursuant to TARP:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of the Corporation’s next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the Corporation’s reported earnings to enhance the compensation of any of the Corporation’s employees; and

•	a prohibition on the payment or accrual of any bonus, retention award or incentive compensation to the Corporation’s five highest paid executives except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

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

Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2010, the Corporation had approximately $21.6 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Corporation’s offices are located at the Corporation’s Main Banking Center, 457 Broadway, Lorain, Ohio, 44052. The Corporation owns the land and buildings occupied by 10 of its banking centers, corporate offices, operations, maintenance, purchasing and training center. The Corporation leases the other 13 banking centers and loan centers from various parties on varying lease terms. There is no outstanding mortgage debt on any of the properties which the Corporation owns. Listed below are the banking centers, loan production offices and service facilities of the Corporation and their addresses, all of which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio:

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

Supplemental Item — Executive Officers of the Registrant

Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in this Part I:

			Positions and
			Offices
			Held with	Executive
Name	Age	Principal Occupation For Past Five Years	LNB Bancorp, Inc.	Officer Since

Daniel E. Klimas	52	President and Chief Executive Officer, LNB	President and Chief	2005
		Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	Executive Officer
Gary J. Elek	59	Chief Financial Officer, LNB Bancorp, Inc., from April 2009 to present. Vice President and Controller for North America of A. Schulman, Inc. in Akron, Ohio from 2006 to 2008. Corporate Controller of A. Schulman, Inc. from 2004 to 2006. Executive Vice President, Corporate Development from 1999 to 2004, as Senior Vice President, Corporate Development from 1997 to 1999 and as Senior Vice President and Treasurer from 1988 to 1997 of FirstMerit Corporation.	Chief Financial Officer and Principal Accounting Officer	2009
David S. Harnett	59	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., August 2007 to present. Senior Lender and Chief Credit Officer, January 2006 to August 2007, and Senior Vice President and Chief Credit Officer, January 2002 to January 2006, of the Cleveland, Ohio affiliate of Fifth Third Bank.	Senior Vice President and Chief Credit Officer	2007
Kevin Nelson	47	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank, from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President, Indirect Lending	2009
Frank A. Soltis	58	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President, Information Technology	2005
Mary E. Miles	52	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President, Human Resources	2005
John Simacek	58	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Senior Retail Executive, The Lorain National Bank, October 2005 to present. Vice President and Regional Manager of the Cleveland, Ohio affiliate of Fifth Third Bank, 1999 to October 2005.	Senior Vice President, Senior Retail Executive	2009
Robert F. Heinrich	57	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of March 1, 2011, LNB Bancorp, Inc. had 1,861 shareholders of record and the closing price per share of the Corporation’s common shares was $5.52. Prospective shareholders may contact the Corporation’s Investor Relations Department at (440) 244-7317 for more information.

Common Stock Trading Ranges and Cash Dividends Declared

	2010
			Cash
			Dividends
			Declared
	High	Low	Per Share

First Quarter	$4.84	$4.02	$0.01
Second Quarter	5.85	4.30	0.01
Third Quarter	5.33	4.14	0.01
Fourth Quarter	5.05	4.55	0.01

	2009
			Cash
			Dividends
			Declared
	High	Low	Per Share

First Quarter	$7.00	$4.01	$0.09
Second Quarter	6.49	4.50	0.09
Third Quarter	7.70	5.30	0.01
Fourth Quarter	6.76	4.00	0.01

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

*	$100 invested on 12/31/05 in stock or index. Including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGrew-Hill Companies Inc. All rights reserved.

The graph shown above is based on the following data points:

	12/05	12/06	12/07	12/08	12/09	12/10
LNB Bancorp, Inc.	$100.00	$93.08	$89.16	$33.88	$29.01	$33.74
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
NASDAQ Bank Index	100.00	114.45	88.71	71.34	62.32	75.34

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the quarter ended December 31, 2010:

			Total Number of	Maximum
			Shares (or Units)	Number of
			Purchased as	Shares (or Units)
	Total Number of		Part of Publicly	that may yet be
	Shares (or Units)	Average Price Paid	Announced Plans	Purchased Under
Period	Purchased	Per Share (or Unit)	or Programs	the Plans or Programs

October 1, 2010 — October 31, 2010	—	n/a	—	129,500
November 1, 2010 — November 30, 2010	—	n/a	—	129,500
December 1, 2010 — December 31, 2010	—	n/a	—	129,500

Total	—	n/a	—	129,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of December 31, 2010, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except share and
	per share amounts and ratios)

Total interest income	$51,372	$57,647	$58,328	$58,762	$49,242
Total interest expense	12,764	19,925	26,189	29,092	20,635

Net interest income	38,608	37,722	32,139	29,670	28,607
Provision for Loan Losses	10,225	19,017	6,809	2,255	2,280
Other income	10,290	10,182	11,213	10,362	9,514
Net gain on sale of assets	1,277	1,774	1,246	1,137	237
Gain on extinguishment of debt	2,210	—	—	—	—
Other expenses	35,569	35,330	34,281	31,751	28,985

Income (loss) before income taxes	6,591	(4,669)	3,508	7,163	7,093
Income tax (benefit)	1,226	(2,668)	112	1,651	1,669

Net income (loss)	5,365	(2,001)	3,396	5,512	5,424
Preferred stock dividend and accretion	1,276	1,256	91	—	—

Net income (loss) available to common shareholders	$4,089	$(3,257)	$3,305	$5,512	$5,424

Cash dividend declared	$304	$1,459	$3,940	$5,097	$4,641

Per Common Share (1)
Basic earnings (loss)	$0.55	$(0.45)	$0.45	$0.79	$0.84
Diluted earnings (loss)	0.55	(0.45)	0.45	0.79	0.84
Cash dividend declared	0.04	0.20	0.54	0.72	0.72
Book value per share	$10.75	$10.84	$11.22	$11.33	$10.66
Financial Ratios
Return on average assets	0.46%	(0.17)%	0.31%	0.58%	0.66%
Return on average common equity	4.97	(1.86)	4.09	7.06	7.89
Net interest margin (FTE)(2)	3.60	3.39	3.23	3.39	3.78
Efficiency ratio	70.18	70.37	76.12	76.41	76.03
Period end loans to period end deposits	83.04	82.68	87.23	87.94	87.60
Dividend payout	7.28	n/a	120.00	91.14	85.78
Average shareholders’ equity to average assets	9.32	9.00	7.67	8.15	8.39
Net charge-offs to average loans	1.62	1.46	0.38	0.41	0.27
Allowance for loan losses to period end total loans	1.99	2.34	1.45	1.04	1.16
Nonperforming loans to period end total loans	5.15	4.84	2.44	1.44	2.04
Allowance for loan losses to nonperforming loans	38.57	48.39	59.47	72.20	56.98
At Year End
Cash and cash equivalents	$48,220	$26,933	$36,923	$23,523	$29,122
Securities and interest-bearing deposits	222,073	255,841	234,665	212,694	155,688
Restricted stock	5,741	4,985	4,884	4,704	3,293
Loans held for sale	5,105	3,783	3,580	4,724	—
Gross loans	812,579	803,197	803,551	753,598	628,333
Allowance for loan losses	16,136	18,792	11,652	7,820	7,300
Net loans	796,443	784,405	791,899	745,778	621,033
Other assets	74,955	73,562	64,184	65,222	41,962
Total assets	1,152,537	1,149,509	1,136,135	1,056,645	851,098
Total deposits	978,526	971,433	921,175	856,941	717,261
Other borrowings	59,671	64,582	96,905	106,932	57,249
Other liabilities	4,876	9,353	10,996	10,119	7,891
Total liabilities	1,043,073	1,045,368	1,029,076	973,992	782,401
Total shareholders’ equity	109,464	104,141	107,059	82,653	68,697
Total liabilities and shareholders’ equity	$1,152,537	$1,149,509	$1,136,135	$1,056,645	$851,098

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate in 2006, 2007, 2008, 2009 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and significant changes in the balance sheet for 2010, 2009 and 2008. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

Amid the challenges of slow economic growth and asset quality in Northeast Ohio, the Corporation grew its core business during 2010 and increased revenue while maintaining a solid balance sheet. This is the direct result of investments that were made in higher growth markets over the past several years. Total revenues, which include net interest income and noninterest income, increased 5.45% in 2010 compared to 2009. Equally important was the Corporation’s management of operating expenses which increased $293, or 0.07%, compared to 2009. Higher costs related to loan collection and problem loan workout increased $369 in comparison to 2009 and accounts for most of this increase. During 2010, the Corporation experienced an increase in credit cost as nonperforming loans increased and the valuation of the underlying collateral decreased, resulting in the recording of a provision for loan losses of $10,225. With possible early signs of economic improvement in some sectors of the regional economy, the Corporation made strategic investments in business development personnel in late 2010 to take advantage of enhanced revenue opportunities in commercial and small business lending.

Net income for 2010 was $5,365. Net income available to common shareholders was $4,089, or $0.55 per diluted common share. Net loss in 2009 was $2,001. Net loss available to common shareholders was $3,257, or $0.45 per diluted common share in 2009. Net income available to common shareholders was $3,305, or $0.45 per diluted common share in 2008. Earnings per diluted common share in 2010 were affected by the issuance of common shares in exchange for a potion of the Corporation’s outstanding trust preferred securities as well as the dividends and discount accretion on preferred shares.

Net income as a percent of average assets in 2010 was 0.46%. This compares to a net loss as a percentage of average assets of 0.17% in 2009 and a return of 0.31% in 2008. Return on assets is one measurement of operating efficiency. As a percentage of average shareholders’ equity this represents a return of 4.97% for 2010 compared to a loss of 1.86% in 2009 and a return of 4.09% in 2008. Return on shareholders’ equity is a measure of how well the Corporation employs leverage to maximize the return on the capital it employs.

Net interest income grew 2.35% to $38,608 in 2010 from $37,722 in 2009. Since the Corporation is highly dependent on net interest income for its revenue, maximizing net interest margin is a very important factor in the Corporation’s financial performance. The net interest margin on a fully tax-equivalent (FTE) basis for 2010 was 3.60% versus 3.39% for 2009. For most of 2010 the Corporation experienced weak loan demand as evidenced by a decrease in average portfolio loans of 1.11% over 2010. Average interest-bearing deposits in 2010 also decreased 2.67% in comparison to 2009. Despite these decreases, the spread between the yield on portfolio loans and the cost of interest-bearing deposits increased 21 basis points during 2010.

Noninterest income for 2010 was $13,777, an increase of $1,821, or 15.23% compared to 2009. Noninterest income was favorably impacted by a $2,210 gain from the extinguishment of debt related to the Corporation’s exchange of trust preferred securities for common shares during the third quarter of 2010. The largest component of noninterest income is deposit and other service charges and fees which were $7,455 and $7,253 for 2010 and 2009, respectively. Deposit service charges decreased to $4,247 for 2010 compared to $4,478 for the prior year and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees, which include electronic banking and merchant service fees, increased $433 over the prior year. Noninterest income derived from trust and investment management services decreased during 2010 compared to 2009 as a result of the Corporation’s decision to exit the brokerage line of business mid-year. Market-based fees earned by the trust department remained relatively constant when compared to the prior year.

Noninterest expense was $35,569 in 2010, compared to $35,330 in 2009. Salaries and employee benefits increased $712 compared to 2009, mainly due to the hiring of loan workout staff and increased incentive compensation. Expenses related to the collection of delinquent loans and foreclosed properties increased significantly in 2010 compared to 2009. The increase of $369 in loan and collection expense is primarily the result of increased delinquencies and foreclosures due to the declining economic conditions. Other real estate owned expenses increased $230 compared to 2009, mainly as a result of the higher number of properties transferred from the loan portfolio as a result of foreclosures throughout 2010. During 2009, FDIC assessments significantly increased in connection with higher standard maximum deposit insurance coverage limits and a special assessment of approximately $580 that was imposed on the Corporation. Although 2010 operating expenses were higher compared to 2009, expense management continues to be a major area of focus for the Corporation.

Impacted by the downturn in the regional economy, average commercial loan portfolio balances decreased from $450,730 for the year ended December 31, 2009 to $442,041 for the year ended December 31, 2010. Average residential mortgage loan portfolio balances decreased from $87,362 for the year ended December 31, 2009 to $72,327 for the year ended December 31, 2010. This decrease is mainly attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. Home equity lines of credit and installment loans increased 3.34% and 4.38%, respectively, in comparison to average portfolio balances for the year ended December 31, 2009. The overall yield on portfolio loans in 2010 was down 29 basis points from 2009 as a result of the lower interest rate environment. Average interest-bearing deposits for the year ended December 31, 2010 were down 2.67% in comparison to average interest-bearing deposits for the year ended December 31, 2009. The cost of deposits was down 71 basis points from 2009. The resulting net interest margin (FTE) was 3.60% for 2010 versus 3.39% for 2009.

Asset quality is one key factor which impacts financial performance, and the Corporation continues to manage credit risk aggressively. The Corporation recorded a loan loss provision of $10,225 in 2010, in light of the continuing unpredictability of the economy, the continued decline in real estate values and risks inherent in the portfolio. The provision for loan loss was $19,017 in 2009 and $6,809 in 2008. The allowance for loan losses decreased to $16,136 during 2010 compared to the same period in 2009 due to the charge-off of previously provided specific reserves where liquidation of collateral became the primary source of repayment. The allowance as a percentage of total loans decreased from 2.34% at December 31, 2009 to 1.99% at December 31, 2010. Net charged-off loans for 2010 increased to $12,881 from $11,877 for 2009 and the ratio of charged-off loans to total loans increased to 1.62% for 2010 compared to 1.48% for 2009. Delinquent loans past due 30 to 89 days as a percentage of total loans was 0.87% at December 31, 2010. In 2010, the level of nonperforming loans increased over the prior year from $38,837 at December 31, 2009 to $41,830 at December 31, 2010, primarily due to an increase in nonperforming commercial real estate loans.

Since the ability to generate deposits is a key indication of the Corporation’s ability to manage its liquidity needs and fund profitable asset growth, it is a significant measure of the success of the Corporation’s business plan. As measured by the FDIC at June 30, 2010, the Corporation’s market share of deposits in Lorain County was 22.25% compared to 23.64% in 2009. This compares to 18.82% five years ago. The Corporation continues to maintain strong market share in the city markets of Lorain, Elyria and Amherst, where the Corporation has a long-time presence, and is pleased with the performance of its newer offices in the eastern parts of Lorain county, as well as Summit county.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2010, December 31, 2009 and December 31, 2008.

	Year Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets:
U.S. Govt agencies and corporations	$221,600	$7,220	3.26%	$244,556	$10,449	4.27%	$189,837	$8,528	4.49%
State and political subdivisions	23,565	1,423	6.04	24,207	1,454	6.01	18,697	1,121	6.00
Federal funds sold and short-term investments	37,027	46	0.13	41,691	58	0.14	15,667	451	2.88
Restricted stock	5,532	269	4.86	4,961	247	4.97	4,796	258	5.38
Commercial loans	442,041	23,690	5.36	450,730	25,412	5.64	437,844	28,082	6.41
Real estate mortgage loans	72,327	3,940	5.45	87,362	5,006	5.73	98,397	5,884	5.98
Home equity lines of credit	109,593	4,325	3.95	106,055	4,245	4.00	89,847	4,243	4.72
Installment loans	175,934	10,963	6.23	168,545	11,301	6.70	153,481	10,200	6.65

Total Earning Assets	$1,087,619	$51,876	4.77%	$1,128,107	$58,172	5.16%	$1,008,566	$58,767	5.83%

Allowance for loan loss	(18,551)			(14,851)			(9,732)
Cash and due from banks	17,904			17,711			20,520
Bank owned life insurance	16,756			16,058			15,560
Other assets	52,992			47,365			47,585

Total Assets	$1,156,720			$1,194,390			$1,082,499

Liabilities and Shareholders’ Equity
Consumer time deposits	$466,583	$9,386	2.01%	$482,482	$14,271	2.96%	$395,686	$15,392	3.89
Public time deposits	83,818	551	0.66	84,761	1,683	1.99	63,652	2,554	4.01
Brokered time deposits	—	—	—	7,631	320	4.19	13,890	696	5.01
Savings deposits	87,082	157	0.18	80,063	177	0.22	82,276	504	0.60
Money market accounts	91,255	369	0.40	109,354	580	0.53	113,968	2,111	1.85
Interest-bearing demand	137,543	246	0.18	125,790	348	0.28	122,527	1,049	0.86
Short-term borrowings	1,734	4	0.25	24,089	124	0.51	27,700	387	1.40
FHLB advances	42,941	1,272	2.96	45,425	1,481	3.26	62,341	2,322	3.72
Trust preferred securities	19,249	779	4.05	20,737	941	4.54	20,778	1,174	5.65

Total Interest-Bearing Liabilities	$930,205	$12,764	1.37%	$980,332	$19,925	2.03%	$902,818	$26,189	2.90%

Noninterest-bearing deposits	112,787			95,730			87,302
Other liabilities	5,919			11,000			9,359
Shareholders’ Equity	107,809			107,328			83,020

Total Liabilities and Shareholders’ Equity	$1,156,720			$1,194,390			$1,082,499

Net interest Income (FTE)		$39,112	3.60%		$38,247	3.39%		$32,578	3.23%
Taxable Equivalent Adjustment		(504)	(0.05)		(525)	(0.05)		(439)	(0.04)

Net Interest Income Per Financial Statements		$38,608			$37,722			$32,139

Net Yield on Earning Assets			3.55%			3.34%			3.19%

Results of Operations (Dollars in thousands except per share data)

2010 versus 2009 Net Interest Income Comparison

Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, noninterest-bearing liabilities, the mix of funding between interest bearing liabilities, noninterest-bearing liabilities and equity, and the growth in earning assets.

Net interest income for the year ended December 31, 2010 was $38,608 compared to $37,722 for the year ended December 31, 2009. Total interest income was $51,372 for 2010 compared to $57,647 for 2009, a decrease of $6,275. Total interest expense decreased $7,161 for the year-ended December 31, 2010, from $19,925 for 2009 to $12,764 for 2010. This resulted in an increase in net interest income of $886 for 2010.

For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 34% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2010 was $504 compared with $525 in 2009.

Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2010.

Table 2: Net Interest Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net interest income	$38,608	$37,722	$32,139
Tax equivalent adjustments	504	525	439
Net interest income (FTE)	$39,112	$38,247	$32,578
Net interest margin	3.55%	3.34%	3.19%
Tax equivalent adjustments	0.05%	0.05%	0.04%
Net interest margin (FTE)	3.60%	3.39%	3.23%

The Corporation’s net interest income on a fully tax equivalent basis was $39,112 in 2010, which compares to $38,247 in 2009. This follows an increase of $5,669, or 17.40%, between 2009 and 2008. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.60% in 2010, an increase of 21 basis points from 2009. This follows an increase of 16 basis points for 2009 compared to 2008.

The growth in net interest income in 2010 was largely driven by lower funding cost due to lower market interest rates. Interest expense ended 2010 at $12,764 compared to $19,925 in 2009 as the cost of funds dropped by 66 basis points over this period. Interest income on a fully tax equivalent basis totaled $51,876 for 2010 compared to $58,172 in 2009, a decline of $6,296, or 10.82%. The decline in interest income was primarily a result of a lower yield on earning assets due to lower market interest rates and the overall decline in average earning assets which decreased $40,488, or 3.59%, to $1,087,619 in 2010 as compared to $1,128,107 in 2009.

Average loans decreased $12,797, or 1.57%, to $799,895 in 2010 as compared to $812,692 in 2009. Investment securities, both taxable and tax-free, decreased $23,598 to $245,165 in 2010 compared to $268,763 in 2009 as well as Federal funds sold which decreased $4,664 over the same period. The decline in average loans was mainly attributable to the real estate mortgage and commercial loan portfolios which decreased $15,035 and $8,689, respectively. Offsetting these declines were increases in the installment loan portfolio of $7,389 and home equity loans of $3,538.

Although average interest-bearing deposits decreased by $23,800, or 2.67%, average noninterest-bearing deposits increased $17,057, or 17.82% during 2010, resulting in a decline in total average deposits of $6,743 compared to 2009. The decrease in average interest-bearing deposits was mainly a result of a decrease in average consumer time deposits of $15,899, or 3.30%, as well as a decrease of $18,099, or 16.55%, in average money market demand accounts. These decreases were offset by increases in interest-bearing demand and savings accounts of $11,753 and $7,019, respectively. The Bank uses FHLB advances and brokered time deposits as alternative wholesale funding sources. The use of alternative funding sources decreased $10,115, or 19.06%, during 2010 in comparison to 2009. While brokered time deposits have become an important and comparably priced substitute for FHLB advances as they require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities, there were no outstanding brokered time deposits at the end of 2010 or 2009.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2010. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income/Expense in 2010 over 2009			Income/Expense in 2009 over 2008
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

U.S. Govt agencies and corporations	$(748)	$(2,481)	$(3,229)	$2,339	$(415)	$1,924
State and political subdivisions	(39)	8	(31)	331	2	333
Federal funds sold and short-term investments	(6)	(6)	(12)	36	(429)	(393)
Restricted stock	28	(6)	22	8	(22)	(14)
Commercial loans	(466)	(1,256)	(1,722)	727	(3,397)	(2,670)
Real estate mortgage loans	(820)	(246)	(1,066)	(633)	(245)	(878)
Home equity lines of credit	140	(60)	80	649	(647)	2
Installment loans	460	(798)	(338)	1,010	91	1,101

Total Interest Income	(1,451)	(4,845)	(6,296)	4,467	(5,062)	(595)

Consumer time deposits	(320)	(4,565)	(4,885)	2,567	(3,688)	(1,121)
Public time deposits	(6)	(1,126)	(1,132)	419	(1,290)	(871)
Brokered time deposits	(320)	—	(320)	(262)	(114)	(376)
Savings deposits	13	(33)	(20)	(5)	(322)	(327)
Money market accounts	(73)	(138)	(211)	(24)	(1,507)	(1,531)
Interest bearing demand	21	(123)	(102)	9	(710)	(701)
Short-term borrowings	(55)	(65)	(120)	(19)	(244)	(263)
FHLB advances	(74)	(135)	(209)	(552)	(289)	(841)
Trust preferred securities	(60)	(102)	(162)	(2)	(231)	(233)

Total Interest Expense	(874)	(6,287)	(7,161)	2,131	(8,395)	(6,264)

Net Interest Income (FTE)	$(577)	1,442	$865	$2,336	$3,333	$5,669

Total interest income on a fully tax equivalent basis was $51,876 in 2010 as compared to $58,172 in 2009, a decrease of $6,296, or 10.82%. The decrease was attributable to a decline in volume of $1,451 and a decrease of $4,845 attributable to rate, when comparing 2010 to 2009. Of the $1,451 decrease due to volume, loans accounted for $686 and investment securities and Federal funds sold accounted for $793. Commercial loans by their structure are the group of assets most sensitive to interest rates accounting for $1,256 of the change in interest income due to rate. Total interest expense was $12,764 in 2010 compared to $19,925 in 2009. This is a decrease of $7,161, or 35.94%. Interest expense decreased $874 attributable to volume and $6,287 as a result of a decline in rates. Time deposits, both consumer and public funds, had a significant impact on rate as existing accounts renewed at the lower market interest rates.

Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Deposits are more sensitive to falling interest rates than loans, resulting in an increase in net interest income due to rate. While experiencing a decline in both loans and deposits in 2010, deposits declined at a faster rate than loans. As a result, net interest income from volume decreased. The effect of changes in both rate and volume was an increase of $865 during 2010 in net interest income.

2009 versus 2008 Net Interest Income Comparison

The Corporation’s net interest income on a fully tax equivalent basis was $38,247 in 2009, which compares to $32,578 in 2008. The net interest margin was 3.39% in 2009, or an increase of 16 basis points from 2008. This increase was primarily the result of a lower funding cost due to lower market interest rates.

Total interest income on a fully tax equivalent basis was $58,172 in 2008 as compared to $58,767 in 2008. This is a decrease of $595 or 1.01%. An increase of $4,473 attributable to volume was offset by a decrease of $5,068 attributable to rate when comparing 2009 to 2008. Of the $4,473 increase due to volume, loans accounted for $1,753 and investment securities and Federal funds sold accounted for $2,270 as increases in funding exceeded loan growth. Total interest expense was $19,925 in 2009 compared to $26,189 in 2008. This is a decrease of $6,264, or 23.92%. Interest expense increased $2,131 attributable to volume, but was offset $8,395 as a result of decline in rates. Time deposits, both consumer and public funds, had a significant impact on both volume and rate as new accounts grew and existing accounts renewed at the lower market interest rates. While experiencing growth in loans and deposits in 2009, deposits grew at a faster rate than loans. As a result, net interest income from volume increased. The effect of changes in both rate and volume was in increase of $5,669 during 2009 in net interest income.

Average earning assets increased $119,541, or 11.85%, to $1,128,107 in 2009 as compared to $1,008,566 for the same period of 2008. Average loans increased $33,123, or 4.25%, to $812,692 in 2009 as compared to $779,569 in 2008. Loan growth in all areas of the portfolio except real estate mortgage loans contributed to the average increase of $33,123, with an increase in the commercial loan portfolio of $12,886, an increase in installment loans of $15,064, an increase in home equity loans of $16,208, offset by a decrease of $11,035 in real estate mortgage loans. The increase in average loans was primarily funded with $106,510 of deposit growth. During 2009, average consumer time deposits increased $86,796 compared to 2008 as well as public time deposits which increased $21,109 compared to 2008. Noninterest-bearing deposits increased in 2009 by $8,428, or 9.65%, offset by a decrease in money market accounts of $4,614, or 4.22%. The use of alternative funding sources decreased $20,527, or 22.80%, during 2009 in comparison to 2008.

Noninterest Income

Table 4: Details of Noninterest Income

	Year Ended December 31,
				2010 versus	2009 versus
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Investment and trust services	$1,797	$1,919	$1,908	(6.36)%	0.58%
Deposit service charges	4,247	4,478	4,760	(5.16)%	(5.92)%
Electronic banking fees	3,208	2,775	2,710	15.60%	2.40%
Income from bank owned life insurance	709	693	979	2.31%	(29.21)%
Other income	329	315	856	4.44%	(63.20)%

Total fees and other income	10,290	10,180	11,213	1.08%	(9.21)%

Securities gains, net	393	690	538	(43.04)%	28.25%
Gain on sale of loans	1,000	1,146	797	(12.74)%	43.79%
Loss on sale of other assets, net	(116)	(60)	(89)	93.33%	(32.58)%
Gain on extinguishment of debt	2,210	—	—	NM	NM

Total noninterest income	$13,777	$11,956	$12,459	15.23%	(4.04)%

2010 vs 2009 Noninterest Income Comparison

Generation of noninterest income is important to the long-term success of the Corporation. Total noninterest income was $13,777 in 2010 compared to $11,956 in 2009. This was an increase of $1,821, or 15.23%. This increase is mainly attributable to a $2,210 gain from the extinguishment of debt related to the Corporation’s exchange of trust preferred securities for common shares during the third quarter of 2010. Total fees and other income, which consists of noninterest income before gains and losses, was $10,290 in 2010 as compared to $10,180 in 2009. This was an increase of $110, or 1.08%.

Deposit service charges, which consist largely of overdraft, stop payment and return item fees, amounted to $4,247 during 2010 and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Electronic banking fees include debit, ATM and merchant services and were $3,208 during 2010, an increase of $433, or 15.60% compared to 2009.

Noninterest income from investment and trust services decreased in 2010 due to management’s decision to exit the brokerage line of business mid-year. Trust and investment management fees decreased $122, or 6.36%, during 2010 in comparison to 2009. Net trust fees, which are primarily based on market valuation, remained relatively constant for 2010 compared to the same period of 2009. Due to the Corporation’s discontinuance of its brokerage services, brokerage fee income was $163 in 2010 compared to $242 in 2009.

During 2010, income from bank owned life insurance increased $16, or 2.31%, in comparison to 2009. Other income was $329 in 2010 as compared to $315 in 2009. Other income consists of miscellaneous fees such as safe deposit box rentals and fees, gift card income and other miscellaneous income. Also included in other income are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2010 increased $189 compared to 2009.

The Corporation originates residential mortgage loans and indirect auto loans in the normal course of business. In managing its interest rate risk, fixed rate and adjustable rate mortgage loans are sold into the secondary market with the Corporation retaining servicing. Given the low interest rate environment, mortgage loan activity increased significantly in 2010 due largely to the number of customers refinancing existing mortgages. As a result, the gains on the sale of mortgages during 2010 were $705 compared to $672 for 2009. In addition, the Corporation originates indirect auto loans for a niche market of high quality loans. A portion of these loans are booked to the Corporation’s portfolio and the remainder is sold to a number of other financial institutions with servicing retained by the Corporation. The gain on the sale of indirect auto loans was $295 for 2010, compared to $474 for 2009.

During 2010, available-for-sale securities which were due to be called or mature during the year were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the lower interest rate environment, the interest rates available on mortgage-backed securities made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold approximately $15,006 of its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. Gains on the sale of available-for-sale securities and trading securities were $393 during 2010.

2009 vs 2008 Noninterest Income Comparison

Total noninterest income was $11,956 in 2009 as compared to $12,459 in 2008. This was a decrease of $503, or 4.04%. Total fees and other income, which consists of noninterest income before gains and losses was $10,180 in 2009 compared to $11,213 in 2008. This was a decrease of $492, or 4.75%.

Trust and investment management fees slightly increased $11, or 0.58%, during 2009 in comparison to 2008. Net trust fees decreased $21, or 1.22%, in 2009 from the same period in 2008. During 2009, the fee-assessed trust accounts were increased to offset the effect of lower market valuations. In 2009, the Corporation added resources and focus to grow its investment services as a result, brokerage fee income was $242 in 2009, in comparison to $207 in 2008. Subsequently, the Corporation decided to exit the brokerage line of business due to lack of growth in 2009 and 2010.

Overall, deposit service charges and electronic banking fees decreased 2.90% to $7,253 in 2009, compared to $7,470 in 2008. The Corporation experienced a decrease in the number of overdrawn accounts as customers challenged by the economy managed their accounts more closely. This trend also appeared to be indicative of the uncertainty related to new legislation effective in the second half of 2010 related to overdrafts. Although the Corporation charged a fee to business accounts during the later part of 2009 to recapture a portion of the Corporation’s FDIC assessments, fee income from deposit service charges declined during 2009. Electronic banking fees were $2,775 during 2009.

During 2009, income from bank owned life insurance decreased $286, or 29.21%, in comparison to 2008. During 2008, $216 was received for the redemption of a bank owned life insurance policy. Other income was $315 in 2009 compared to $856 in 2008. This was a decrease of $541, or 63.21%. During 2008, a mandatory redemption of VISA stock resulted in additional income of $460. Net servicing fee income for 2009 decreased $104 compared to 2008 primarily due to a temporary impairment charge of $96 recorded for mortgage servicing rights as of December 31, 2009. Gains on the sale of mortgage and indirect auto loans during 2009 were $672 and $474, respectively.

Noninterest Expense

Table 5: Details on Noninterest Expense

	Year Ended December 31,
				2010 versus	2009 versus
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Salaries and employee benefits	$15,854	$15,142	$15,255	4.70%	(0.74)%
Furniture and equipment	3,550	4,344	3,950	(18.28)%	9.97%
Net occupancy	2,355	2,354	2,386	0.04%	(1.34)%
Outside services	2,182	2,459	2,490	(11.26)%	(1.24)%
Marketing and public relations	1,065	961	987	10.82%	(2.63)%
Supplies, postage and freight	1,225	1,260	1,468	(2.78)%	(14.17)%
Telecommunications	802	813	850	(1.35)%	(4.35)%
Ohio franchise tax	1,113	908	895	22.58%	1.45%
FDIC assessments	2,241	2,622	722	(14.53)%	263.16%
Other real estate owned	597	367	1,070	62.67%	(65.70)%
Electronic banking expenses	873	800	932	9.13%	(14.16)%
Other charge-offs and losses	274	301	389	(8.97)%	(22.62)%
Loan and collection expense	1,715	1,346	908	27.41%	48.24%
Other expense	1,723	1,653	1,979	4.23%	(16.47)%

Total noninterest expense	$35,569	$35,330	$34,281	0.68%	3.06%

2010 versus 2009 Noninterest Expense Comparison

Noninterest expense was $35,569 in 2010 compared to $35,330 in 2009. This is an increase of $239, or 0.68%. Management continues to focus on increasing efficiencies while controlling operating expenses. For 2010, noninterest expense equaled 3.07% of average assets compared to 2.96% for 2009. Salaries and employee benefits increased $712 compared to 2009, mainly as a result of strategic investments in personnel in the second half of 2010 designed to take advantage of enhanced revenue opportunities in commercial and small business lending. Expenses related to the collection of delinquent loans and foreclosed properties increased significantly compared to 2009. The increase of $369 in loan and collection expense is primarily the result of increased delinquencies and foreclosures due to the declining economic conditions throughout 2009 and 2010. Offsetting these increases were declines in furniture and equipment expense and FDIC assessments of $794 and $381, respectively, compared to 2009. The decrease in furniture and equipment expense is mainly attributable to cost savings realized as a result of the consolidation of data processing servicing centers. During 2009, FDIC assessments significantly increased in connection with higher standard maximum deposit insurance coverage limits and a special assessment of approximately $580 was imposed on the Corporation.

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

2010 versus 2009 Income taxes

The Corporation recognized tax expense of $1,226 during 2010 compared to a tax benefit of $2,668 for 2009. The Corporation’s effective tax rate was 18.60% for 2010. Included in net income for 2010 was $1,678 of nontaxable income, including $586 related to life insurance policies and $1,092 of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. On December 29, 2003, NCCDC received official notification of a new market tax credit award. Over the remaining nine years of the award, it is expected that projects will be financed, with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans to these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2010 and December 31, 2009, generating a tax credit of $536 and $530, respectively. Investment tax credit for the first three years is 5%, and 6% for the next four for each layer added.

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

Financial Condition

Overview

The Corporation’s total assets at December 31, 2010 were $1,152,537 compared to $1,149,509 at December 31, 2009. This is an increase of $3,028, or 0.26%. Total securities decreased $33,757, or 13.21%, over December 31, 2009. Portfolio loans increased by $9,382, or 11.68%, from December 31, 2009. Total deposits at December 31, 2010 were $978,526 compared to $971,433 at December 31, 2009. Total interest-bearing liabilities were $1,038,197 at December 31, 2010 compared to $1,036,015 at December 31, 2009.

Securities

The distribution of the Corporation’s securities portfolio at December 31, 2010 and December 31, 2009 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Currently, the entire portfolio consists of available for sale securities which are comprised of 25.28% U.S. Government agencies, 43.27% U.S. agency mortgage backed securities, 20.52% U.S. collateralized mortgage obligations and 10.93% municipal securities. This compares to 18.30% U.S. Government agencies, 51.54% U.S. agency mortgaged backed securities, 20.83% U.S. collateralized mortgage obligations and 9.33% municipal securities as of December 31, 2009. Given the current economic environment, the increase in U.S. government agencies as well as the decrease in U.S. mortgage backed securities was intentional as Management strives to obtain a more balanced portfolio between mortgage backed securities and agencies.

At December 31, 2010 the available for sale securities portfolio had unrealized gains of $6,410 and unrealized losses of $1,139. The unrealized losses represent 0.53% of the total amortized cost of the Corporation’s available for sale securities. An analysis was performed for available for sale securities which identified no securities with an unrealized loss position for greater than twelve months. Available for sale securities with an unrealized loss position for less than twelve months totaled $1,139 at December 31, 2010. The unrealized gains and losses at December 31, 2009 were $7,017 and $418, respectively. See Note 5 (Securities) for further detail.

Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2010.

Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5	From 5 to 10	After	At December 31,
	Years	Years	10 Years	2010	2009	2008
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$30,192	$11,064	$14,983	$56,239	$45,142	$46,418
Mortgage backed securities	—	30,465	61,328	91,793	122,586	123,891
Collateralized mortgage obligations	880	4,190	39,227	44,297	50,122	26,827
State and political subdivisions	4,283	11,269	8,573	24,125	22,588	21,969

Total securities available for sale	$35,355	$56,988	$124,111	$216,454	$240,438	$219,105

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5	From 5 to	After	At December 31,
	Years	10 Years	10 Years	2010	2009	2008

Securities available for sale:
U.S. Government agencies and corporations	1.45%	3.81%	1.17%	1.84%	3.07%	4.55%
Mortgage backed securities	—	3.35	4.73	4.27	4.91	5.27
Collateralized mortgage obligations	4.43	4.61	4.07	4.12	4.75	5.20
State and political subdivisions(1)	6.00	6.79	6.18	6.43	6.46	6.24

Total securities available for sale	2.07%	2.25%	4.19%	3.85%	4.68%	5.20%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Loans

The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.

Total portfolio loans at December 31, 2010 were $812,579. This is an increase of $9,382, or 1.17% over December 31, 2009. At December 31, 2010, commercial loans represented 56.32%, and real estate mortgage loans represented 9.61% of total portfolio loans. Consumer loans, consisting of installment loans and home equity loans, comprised 34.07% of total portfolio loans.

Loan balances and loan mix are presented by type for the five years ended December 31, 2010 in Table 8.

Table 8: Loan Portfolio Distribution

	At December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Commercial	$447,346	$452,341	$450,081	$433,081	$374,055
Real estate mortgage	65,557	77,204	96,241	100,419	99,182
Home equity lines of credit	109,501	108,921	100,873	80,049	70,028
Purchased installment	—	—	—	—	43,019
Installment	190,175	164,731	156,356	140,049	42,049

Total Loans	812,579	803,197	803,551	753,598	628,333
Allowance for loan losses	(16,136)	(18,792)	(11,652)	(7,820)	(7,300)

Net Loans	$796,443	$784,405	$791,899	$745,778	$621,033

	At December 31,
	2010	2009	2008	2007	2006

Loan Mix Percent
Commercial	55.05%	56.32%	56.01%	57.47%	59.53%
Real Estate Mortgage	8.07%	9.61%	11.98%	13.33%	15.78%
Home Equity lines of credit	13.48%	13.56%	12.55%	10.62%	11.15%
Purchased installment	0.00%	0.00%	0.00%	0.00%	6.85%
Installment	23.40%	20.51%	19.46%	18.58%	6.69%

Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans were $447,346 at December 31, 2010. This was a decrease of $4,995, or 1.10%, over December 31, 2009. Commercial loans are primarily made to local businesses in the form of lines-of-credit, equipment or plant facilities.

Consumer loans are made to borrowers mainly on secured terms. Consumer loans increased $26,024, or 9.51%, in comparison to December 31, 2009. Since the acquisition of Morgan Bank in 2007, consumer loans previously purchased from Morgan Bank, N.A, are included with installment loans. Home Equity lines of credit increased $580 when compared to December 31, 2009 and $8,268 when compared to December 31, 2008.

Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $1,382 of the $65,557 real estate mortgage loan portfolio at December 31, 2010. At December 31, 2010 mortgage loans decreased $11,647, or 15.09%, in comparison to December 31, 2009. The Corporation continues to sell new loan production when there is a favorable interest rate environment coupled with the level of refinancing in the market place.

Loans held for sale, and not included in portfolio loans, were $5,105 at December 31, 2010. Mortgage loans represented 79.12% and installment loans represented 20.88% of loans held for sale. There were no commercial loans held for sale at December 31, 2010.

Table 9 shows the amount of commercial loans outstanding as of December 31, 2010 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. Amounts due after one year which are subject to more frequent repricing are included in the due in one year or less classification.

Table 9: Commercial Loan Maturity and Repricing Analysis

December 31, 2010
(Dollars in thousands)

Maturing and repricing in one year or less	$91,621
Maturing and repricing after one year but within five years	251,374
Maturing and repricing beyond five years	104,351

Total Commercial Loans	$447,346

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended 2010.

Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Balance at beginning of year	$18,792	$11,652	$7,820	$7,300	$6,622
Charge-offs:
Commercial	(10,015)	(7,528)	(2,305)	(2,179)	(1,120)
Real estate mortgage	(1,491)	(1,338)	(275)	(304)	(171)
Home equity lines of credit	(1,091)	(1,651)	(467)	(61)	(81)
Purchased installment	—	—	—	(37)	(69)
Installment	(809)	(1,741)	(856)	(495)	(347)
DDA Overdrafts	(219)	(219)	(265)	(256)	(240)

Total charge-offs	(13,625)	(12,477)	(4,168)	(3,332)	(2,028)

Recoveries:
Commercial	244	252	920	150	153
Real estate mortgage	30	12	21	21	9
Home equity lines of credit	39	24	10	25	—
Installment	363	266	186	249	150
DDA Overdrafts	68	46	54	54	114

Total Recoveries	744	600	1,191	499	426

Net Charge-offs	(12,881)	(11,877)	(2,977)	(2,833)	(1,602)

Provision for loan losses	10,225	19,017	6,809	2,255	2,280
Allowance from merger	—	—	—	1,098	—

Balance at end of year	$16,136	$18,792	$11,652	$7,820	$7,300

The allowance for loan losses at December 31, 2010 was $16,136 or 1.99% of outstanding loans, compared to $18,792 or 2.34% of outstanding loans at December 31, 2009. The allowance for loan losses was 38.58% and 48.39% of nonperforming loans at December 31, 2010 and 2009, respectively.

Net charge-offs for the year ended December 31, 2010 were $12,881, compared to $11,877 for the year ended December 31, 2009. Net charge-offs as a percent of average loans was 1.62% for 2010 and 1.46% for 2009.

Direct deposit account overdrafts are charged to the allowance for loan losses and accounted for $151 and $173, respectively, of the net charge-offs in 2010 and 2009.

The provision charged to expense was $10,225 for the year ended December 31, 2010 compared to $19,017 for 2009. The current condition of the real estate market has resulted in a decline in the valuation of underlying collateral over the past two years which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans while somewhat affected by the real estate market are largely influenced by the level of unemployment given the current economy. The allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at December 31, 2010. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

Funding Sources

The Corporation obtains funding through many sources.  The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes checking accounts, interest checking, savings accounts and time deposits. The Corporation also generates funds through wholesale sources that include local borrowings generated by a business sweep product. The Corporation from time to time utilizes brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati, and a secured line of credit with the Federal Reserve Bank of Cleveland. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2010.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2010	2009	2008	2010	2009	2008
		(Dollars in thousands)

Demand deposits	$112,787	$95,730	$87,302	0.00%	0.00%	0.00%
Interest-bearing checking	137,543	125,790	122,527	0.18%	0.28%	0.86%
Savings deposits	87,082	80,063	82,276	0.18%	0.22%	0.60%
Money market accounts	91,255	109,354	113,968	0.40%	0.53%	1.85%
Consumer time deposits	466,583	482,482	395,686	2.01%	2.96%	3.89%
Public time deposits	83,818	84,761	63,652	0.66%	1.99%	4.01%
Brokered time deposits	—	7,631	13,890	—	4.19%	5.01%

Total Deposits	979,068	985,811	879,301	1.09%	1.77%	2.54%
Short-term borrowings	1,734	24,089	27,700	0.25%	0.51%	1.40%
FHLB borrowings	42,941	45,425	62,341	2.96%	3.26%	3.72%
Junior subordinated debentures	19,249	20,737	20,778	4.50%	4.54%	5.65%

Total borrowings	63,924	90,251	110,819	4.05%	2.82%	3.50%

Total funding	$1,042,992	$1,076,062	$990,120	1.22%	1.74%	2.65%

Average deposit balances declined 0.68% in 2010 compared to increases of 12.11% in 2009 and 10.78% in 2008. The Corporation benefits from a large concentration of low-cost local deposit funding. These funding sources include demand deposits, interest-bearing checking accounts, money market accounts and savings deposits. These sources, which experienced an increase of 1.19% between 2009 and 2008, also increased 4.31% during 2010 in comparison to 2009. These low-cost funds had an average yield of 0.18% in 2010 compared to 0.27% in 2009 and 0.90% in 2008. Included in these funds are money market accounts which carried an average yield of 0.40% in 2010 compared to 0.53% in 2009. Time deposits over the last three years to total average deposits were 56.22% in 2010, 48.94% in 2009 and 46.18% in 2008. Average time deposits were $550,401 in 2010 compared to $574,874 in 2009. This was a decrease of $24,473, or 4.26%. Brokered time deposits and public fund time deposits represented 8.56% and 16.07% of total average time deposits during 2010 and 2009, respectively. At December 31 2010 the Corporation had no brokered time deposit balances.

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. During the fourth quarter of 2009, the Corporation discontinued its then existing repurchase agreements and entered into a new repurchase agreement with terms more consistent with current customary market terms. As a result, short-term borrowings decreased significantly at December 31, 2009. Repurchase agreements remained relatively constant throughout 2010 and were $932 at December 31, 2010. The Corporation did not have any Federal funds purchased at December 31, 2010 and December 31, 2009.

Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $42,501 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,505 at December 31, 2009. Maturities of long-term Federal Home Loan Bank advances are presented in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. During 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 13 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At December 31, 2010, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Resources

The Corporation continues to maintain a capital position that it believes is appropriate. Total shareholders’ equity was $109,464 at December 31, 2010. This is an increase of 5.11% over December 31, 2009.

Total common stock cash dividends declared in 2010 by the Board of Directors were $304 compared to $1,459 in 2009. In 2010, the Corporation paid $.01 per share of common stock for its quarterly dividend for all quarters. Given the current economic environment and the related pressure on credit quality, the Board of Directors believes it is prudent to retain as much capital as reasonably possible in order to enhance the Corporation’s strength, confidence and stability. Any future dividend is subject to Board approval.

At December 31, 2010, the Corporation’s market capitalization was $38,988 compared to $31,444 at December 31, 2009. There were 1,871 shareholders of record at December 31, 2010. LNB Bancorp, Inc.’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”

During 2008, shareholders’ equity was increased $25,223 by the issuance of 25,223 shares of the Corporation’s Series B Preferred Stock to the U.S. Treasury in the TARP Capital Purchase Program. The Corporation also granted a warrant to purchase 561,343 common shares to the U.S. Treasury in conjunction with this program. The warrant gives the U.S. Treasury the option to purchase the Corporation’s common shares at an exercise price of $6.74 per share. See Note 15 to the Consolidated Financial Statements for further information on the Series B Preferred Stock and common shares warrant issued pursuant to the Capital Purchase Program.

Net income of $5,365 increased total shareholders’ equity. Factors increasing shareholders’ equity were $2,040 for the issuance of common shares related to the exchange and retirement of $4,250 in principal amount of LNB’s trust preferred securities, a $257 increase in the Corporation’s minimum pension liability and a $102 increase for share-based compensation arrangements. The factors decreasing total shareholders’ equity during 2010 were a $876 decrease in accumulated other comprehensive loss resulting from a decrease in the fair value of available for sale securities, cash dividends payable to common shareholders of $304 and cash dividends, net of discount accretion, to preferred shareholders of $1,261.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. At December 31, 2010 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2010.

The terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or (if earlier) until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation is prohibited from repurchasing any of its common shares or preferred stock without, among other things, U.S. Treasury approval, or subject to the availability of certain limited exceptions, such as purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation has consistently maintained the regulatory capital ratios of the Corporation and its bank subsidiary, The Lorain National Bank, above “well-capitalized levels. For further information on capital ratios see Notes 1 and 16 of the Consolidated Financial Statements.

Contractual Obligations and Commitments

Contractual obligations and commitments of the Corporation at December 31, 2010 are as follows:

Table 12: Contractual Obligations

	One Year or	Two and	Four and	Over Five
	Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)

Short-term borrowings	$932	$—	$—	$—	$932
FHLB advances	15,000	15,000	12,501	—	42,501
Operating leases	800	882	633	539	2,854
Trust preferred securities	—	—	—	16,238	16,238
Benefit payments	310	703	735	1,869	3,617
Severance payments	131	67	—	—	198

Total	$17,173	$16,652	$13,869	$18,646	$66,340

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

The Corporation maintains the allowance for loan losses at a level adequate to absorb Management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards ASC 450,“Accounting for Contingencies,” or ASC 310-10-45, “Accounting by Creditors for Impairment of a Loan.”

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial and commercial real estate loans the Corporation uses historical loss experience along with factors that are considered when loan grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio.

Specific allowances are established for all loans when Management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor from these loans. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates Management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by Management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

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

•	New Accounting Pronouncements

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

During 2010, the uncertain economic conditions, especially in residential and commercial real-estate, and commercial development lending, resulted in higher levels of nonperforming loans and potential problem loans. Most of the Bank’s business activity is with customers located within the Bank’s defined market area. As of December 31, 2010 the Bank had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity lines of credit and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Bank has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

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

Table 13 sets forth nonperforming assets for the five years ended December 31, 2010.

Table 13: Nonperforming Assets

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Commercial loans	$28,613	$26,846	$14,209	$7,927	$10,322
Real estate mortgage	8,853	9,139	3,465	2,097	2,165
Home equity lines of credit	2,398	1,417	989	429	168
Installment loans	1,967	1,435	929	378	157

Total nonperforming loans	41,830	38,837	19,592	10,831	12,812

Other foreclosed assets	3,119	1,264	1,108	2,478	1,289

Total nonperforming assets	$44,949	$40,101	$20,700	$13,309	$14,101

Loans 90 days past due accruing interest	$—	$—	$—	$—	$—

Allowance for loan losses to nonperforming loans	38.57%	48.39%	59.47%	72.20%	56.98%

Nonperforming loans at December 31, 2010 were $41,830 compared to $38,837 at December 31, 2009, an increase of $2,993. Of this total, commercial loans were $28,613 compared to $26,846 at December 31, 2009. These are commercial loans that are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.

Management monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2010 was 4.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.54% and 0.33% of total loans at December 31, 2010, respectively.

Other foreclosed assets were $3,119 as of December 31, 2010, an increase of $1,855 from December 31, 2009. The $3,119 is comprised of ten commercial properties totaling $1,184 and eleven 1-4 family residential properties totaling $1,935. This compares to $1,068 of commercial properties with the remainder being 1-4 family residential properties as of December 31, 2009.

Liquidity

Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2010, the Bank’s liquidity was within its policy limits.

In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2010, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $49,372 and $127,419 in the next 36 months.

The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $4.0 million line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2010.

Table 14: Liquidity

	Borrowing	Unused
	Capacity	Capacity
	(Dollars in thousands)

FHLB Cincinnati	$50,754	$6,714
FRB Cleveland	45,251	45,251
Federal Funds Lines	10,000	10,000
Unaffiliated Financial Institutions	4,000	4,000

Total	$110,005	$65,965

Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $74,374 at December 31, 2010.

The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time, has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2010.

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

Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2010, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $232 or 0.6%, and in a -200 basis point shock, net interest income would decrease $2,123, or 5.5%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2010, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 14.7% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 8.2%.

Table 15: GAP Analysis:

	At December 31, 2010
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
	(Dollars in thousands)

Earning Assets:
Securities and short-term investments	$49,725	$28,994	$66,635	$54,372	$43,725	$5,186	$248,637
Loans	209,144	117,142	257,320	124,514	81,126	28,618	817,864

Total earning assets	$258,869	$146,136	$323,955	$178,886	$124,851	$33,804	$1,066,501

Interest-bearing liabilities:
Consumer time deposits	$131,713	$254,588	$117,324	$40,522	$—	$469	$544,616
Money Market deposits	92,177	—	—	—	—	—	92,177
Savings deposits	7,351	14,701	44,103	25,727	—	—	91,882
Interest-bearing demand deposits	10,750	21,500	64,500	37,625	—	—	134,375
Short-term borrowings	15,000	—	15,000	12,540	—	—	42,540
Long-term debt	8,134	—	8,134	—	—	—	16,268
Fed Funds, Repos, Other	932	—	—	—	—	—	932

Total interest-bearing liabilities	$266,057	$290,789	$249,061	$116,414	$—	$469	$922,790

Cumulative interest rate gap	$(7,188)	$(151,841)	$(76,947)	$(14,475)	$110,376	$143,711

RSA/RSL	97%	73%	90%	98%	112%	116%

	At December 31, 2009
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
	(Dollars in thousands)

Earning Assets:
Securities and short-term investments	$20,008	$25,915	$63,786	$44,333	$102,356	$—	$256,398
Trading securities	8,445	—	—	—	—		8,445
Loans	205,351	114,111	239,052	124,806	104,229	19,431	806,980

Total earning assets	$233,804	$140,026	$302,838	$169,139	$206,585	$19,431	$1,071,823

Interest-bearing liabilities:
Consumer time deposits	$144,195	$264,249	$122,102	$17,337	$—	$—	$547,883
Money Market deposits	84,467	—	—	—	—	—	84,467
Savings deposits	—	—	82,771	—	—	—	82,771
Interest-bearing demand deposits	—	—	137,807	—	—	—	137,807
Short-term borrowings	2,500	7,500	—	—	—	—	10,000
Long-term debt	—	—	31,905	4,600	—	20,620	57,125
Fed Funds, Repos, Other	1,457	—	—	—	—	—	1,457

Total interest-bearing liabilities	$232,619	$271,749	$374,585	$21,937	$—	$20,620	$921,510

Cumulative interest rate gap	$1,185	$(130,538)	$(202,285)	$(55,084)	$151,502	$150,313

RSA/RSL	101%	74%	77%	94%	117%	116%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  Plante & Moran, PLLC

March 9, 2011
Columbus, Ohio

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2010	2009
	(Dollars in thousands except share amounts)

ASSETS
Cash and due from banks (Note 3)	$17,370	$16,933
Federal funds sold and short-term investments	30,850	10,000

Cash and cash equivalents	48,220	26,933
Interest-bearing deposits in other banks	348	359
Securities: (Note 5)
Trading securities, at fair value	—	8,445
Available for sale, at fair value	221,725	247,037

Total securities	221,725	255,482
Restricted stock	5,741	4,985
Loans held for sale	5,105	3,783
Loans:
Portfolio loans (Note 7)	812,579	803,197
Allowance for loan losses (Note 8)	(16,136)	(18,792)

Net loans	796,443	784,405

Bank premises and equipment, net (Note 9)	9,645	10,105
Other real estate owned	3,119	1,264
Bank owned life insurance	17,146	16,435
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	868	1,005
Accrued interest receivable	3,519	4,072
Other assets (Note 14)	19,076	19,099

Total Assets	$1,152,537	$1,149,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 10)
Demand and other noninterest-bearing	$115,476	$118,505
Savings, money market and interest-bearing demand	318,434	305,045
Certificates of deposit	544,616	547,883

Total deposits	978,526	971,433

Short-term borrowings (Note 11)	932	1,457
Federal Home Loan Bank advances (Note 12)	42,501	42,505
Junior subordinated debentures (Note 13)	16,238	20,620
Accrued interest payable	1,434	2,074
Accrued taxes, expenses and other liabilities (Note 14)	3,442	7,279

Total Liabilities	1,043,073	1,045,368

Shareholders’ Equity (Notes 15 and 16)
Preferred stock, Series A Voting, no par value, authorized 150,000 shares at December 31, 2010, 750,000 shares at December 31, 2009, none issued at December 31, 2010 and 2009	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at December 31, 2010 and December 31, 2009.	25,223	25,223
Discount on Series B preferred stock	(116)	(131)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,172,943 shares at December 31, 2010 and 7,623,857 at December 31, 2009.	8,173	7,624
Additional paid-in capital	39,455	37,862
Retained earnings	40,668	36,883
Accumulated other comprehensive income	2,007	2,626
Treasury shares at cost, 328,194 shares at December 31, 2010 and December 31, 2009	(6,092)	(6,092)

Total Shareholders’ Equity	109,464	104,141

Total Liabilities and Shareholders’ Equity	$1,152,537	$1,149,509

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands except share and per share amounts)

Interest and Dividend Income
Loans	$42,850	$45,885	$48,314
Securities:
U.S. Government agencies and corporations	7,220	10,452	8,786
State and political subdivisions	987	1,008	777
Other debt and equity securities	269	244	304
Federal funds sold and short-term investments	46	58	147

Total interest income	51,372	57,647	58,328
Interest Expense
Deposits	10,709	17,379	22,306
Federal Home Loan Bank advances	1,272	1,481	2,322
Short-term borrowings	4	124	387
Junior subordinated debentures	779	941	1,174

Total interest expense	12,764	19,925	26,189

Net Interest Income	38,608	37,722	32,139
Provision for Loan Losses (Note 8)	10,225	19,017	6,809

Net interest income after provision for loan losses	28,383	18,705	25,330
Noninterest Income
Investment and trust services	1,797	1,919	1,908
Deposit service charges	4,247	4,478	4,760
Other service charges and fees	3,208	2,775	2,710
Income from bank owned life insurance	709	693	979
Other income	329	315	856

Total fees and other income	10,290	10,180	11,213
Securities gains, net	393	690	538
Gains on sale of loans	1,000	1,146	797
Loss on sale of other assets, net	(116)	(60)	(89)
Gain on extinguishment of debt (Note 13)	2,210	—	—

Total noninterest income	13,777	11,956	12,459
Noninterest Expense
Salaries and employee benefits (Notes 19 & 20)	15,854	15,142	15,255
Furniture and equipment	3,550	4,344	3,950
Net occupancy (Note 9)	2,355	2,354	2,386
Outside services	2,182	2,459	2,490
Marketing and public relations	1,065	961	987
Supplies, postage and freight	1,225	1,260	1,468
Telecommunications	802	813	850
Ohio franchise tax	1,113	908	895
FDIC assessments	2,241	2,622	722
Other real estate owned	597	367	1,070
Electronic banking expenses	873	800	932
Loan and collection expense	1,715	1,346	908
Other expense	1,997	1,954	2,368

Total noninterest expense	35,569	35,330	34,281

Income (loss) before income tax expense (benefit)	6,591	(4,669)	3,508
Income tax expense (benefit) (Note 15)	1,226	(2,668)	112

Net Income (Loss)	5,365	(2,001)	3,396
Dividends and accretion on preferred stock	1,276	1,256	91

Net Income (Loss) Available to Common Shareholders	$4,089	$(3,257)	$3,305

Net Income (Loss) Per Common Share (Note 2)
Basic	$0.55	$(0.45)	$0.45
Diluted	0.55	(0.45)	0.45
Dividends declared	0.04	0.20	0.54
Average Common Shares Outstanding
Basic	7,511,173	7,295,663	7,295,663
Diluted	7,511,173	7,295,663	7,295,663

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Warrant to				Accumulated
	Stock	Purchase		Additional		Other
	(Net of	Common	Common	Paid-In	Retained	Comprehensive	Treasury
	Discount)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)

Balance, January 1, 2008	$—		$7,624	$37,712	$42,226	$458	$(6,092)	$81,928
Comprehensive income:
Net Income					3,396			3,396
Other comprehensive loss, net of tax:
Pension liability adjustments						(1,083)		(1,083)
Change in unrealized gains and losses on securities						1,464		1,464

Total comprehensive income								3,777
Share-based compensation				71				71
Issuance of 25,223 shares of preferred stock, Series B	25,077	$146						25,223
Common dividends declared, $.54 per share					(3,940)			(3,940)

Balance, December 31, 2008	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Loss					(2,001)			(2,001)
Other comprehensive income, net of tax:
Pension liability adjustments						38		38
Change in unrealized gains and losses on securities						1,749		1,749

Total comprehensive income (loss)								(214)
Share-based compensation				79				79
Preferred dividends and accretion of discount	15				(1,339)			(1,324)
Common dividends declared, $.20 per share					(1,459)			(1,459)

Balance, December 31, 2009	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					5,365			5,365
Other comprehensive income, net of tax:
Pension liability adjustments						257		257
Change in unrealized gains and losses on securities						(876)		(876)

Total comprehensive income								4,746
Share-based compensation				102				102
Common shares issued (462,234 shares)			462	1,578				2,040
Restricted shares granted (86,852 shares)			87	(87)				—
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share					(304)			(304)

Balance, December 31, 2010	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Operating Activities
Net income (loss)	$5,365	$(2,001)	$3,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,225	19,017	6,809
Depreciation and amortization	1,357	1,632	1,749
Amortization (accretion) of premiums and discounts	2,206	1,529	(431)
Amortization of intangibles	137	137	138
Amortization of loan servicing rights	262	422	219
Amortization of deferred loan fees	162	103	294
Federal deferred income tax expense (benefit)	1,535	(2,578)	(1,241)
Securities gains, net	(393)	(690)	(538)
Share-based compensation expense	102	79	71
Loans originated for sale	(80,175)	(105,623)	(85,164)
Proceeds from sales of loan originations	79,853	106,566	87,103
Net gain from loan sales	(1,000)	(1,146)	(797)
Federal Home Loan Bank stock dividends	—	—	(143)
Net loss on sale of other assets	116	60	89
Net gain on extinguishment of debt	(2,210)	—	—
Net increase in accrued interest receivable and other assets	(817)	(9,092)	(2,345)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(4,477)	(1,930)	727

Net cash provided by operating activities	12,248	6,485	9,936

Investing Activities
Proceeds from sales of available-for-sale securities	15,499	38,141	77,069
Proceeds from maturities of available-for-sale securities	118,569	69,307	37,728
Purchase of available-for-sale securities	(111,777)	(129,941)	(155,946)
Purchase of trading securities	—	(9,005)	(81,738)
Proceeds from maturities of trading securities	436	1,737	—
Proceeds from sale of trading securities	7,774	10,462	104,433
Change in interest-bearing deposits in other banks	11	(7)	(252)
Purchase of Federal Reserve Bank Stock	(756)	—	—
Purchase of Federal Home Loan Bank Stock	—	(101)	(117)
Net increase in loans made to customers	(25,395)	(12,943)	(53,912)
Proceeds from the sale of other real estate owned	584	917	1,203
Purchase of bank premises and equipment	(906)	(549)	(500)
Proceeds from sale of bank premises and equipment	11	197	6

Net cash provided by (used in) investing activities	4,050	(31,785)	(72,026)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(3,029)	24,511	5,182
Net increase (decrease) in savings, money market and interest-bearing demand	13,389	12,366	(2,445)
Net increase (decrease) in certificates of deposit	(3,267)	13,381	61,497
Net decrease in short-term borrowings	(525)	(21,471)	(19,177)
Proceeds from Federal Home Loan Bank advances	34,000	22,500	65,000
Payment of Federal Home Loan Bank advances	(34,004)	(33,352)	(55,850)
Issuance of preferred stock	—	—	25,223
Extinguishment of debt, net	(10)	—	—
Dividends paid	(1,565)	(2,625)	(3,940)

Net cash provided by financing activities	4,989	15,310	75,490

Net increase (decrease) in cash and cash equivalents	21,287	(9,990)	13,400
Cash and cash equivalents, January 1	26,933	36,923	23,523

Cash and cash equivalents, December 31	$48,220	$26,933	$36,923

Supplemental cash flow information
Interest paid	$13,404	$21,664	$25,937
Income taxes paid	675	400	2,555
Transfer of loans to other real estate owned	2,970	1,317	688

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

Use of Estimates

LNB Bancorp Inc. prepares its financial statements in conformity with generally accepted accounting principles (GAAP), which requires the Corporation’s management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets, fair values of certain securities, mortgage servicing rights, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

Segment Information

The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, Erie, Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit and loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.

Statement of Cash Flows

For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2010, the Corporation did not hold any trading securities. The Corporation held trading securities as of December 31, 2009. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2010 and December 31, 2009, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the entity does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Restricted Stock

The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. The Corporation also owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock and is recorded at redemption value which approximates fair value. The Corporation periodically evaluates the restricted stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Held For Sale

Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in the noninterest income section of the consolidated statement of income.

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

Servicing

Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment on a quarterly basis based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

Goodwill and Core Deposit Intangibles

Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation tests for goodwill impairment annually as of November 30th of each year. Core deposit intangible assets are amortized using the straight-line method over ten years and are subject to annual impairment testing.

Other Real Estate Owned

Other real estate (ORE) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs.

Split-Dollar Life Insurance

The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. Based on the present value of expected future cash flows, the liability is recognized based on the substantive agreement with the employee.

Investment and Trust Services Assets and Income

Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the Corporation’s financial statements as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.

Income Taxes

The Corporation and its wholly-owned subsidiary file an annual consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when necessary to reduce deferred tax assets to amounts which are deemed more likely than not to be realized.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of shareholders’ equity.

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,479 and $4,356 at December 31, 2010 and 2009, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,472 and $1,730 at December 31, 2010 and 2009, respectively, are included in accumulated other comprehensive income.

New Accounting Pronouncements

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements.  In January 2010, FASB issued ASU 2010-06 which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This ASU also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. It also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 22, Estimated Fair Value of Financial Instruments.

ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, FASB issued ASU 2010-20 which is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. See Note 8, Allowance for Loan Losses.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share amounts)

Weighted average shares outstanding used in Basic Earnings per Common Share	7,511,173	7,295,663	7,295,663
Dilutive effect of stock options	—	—	—
Dilutive effect of common stock warrants	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,511,173	7,295,663	7,295,663

Net Income (Loss)	$5,365	$(2,001)	$3,396
Preferred stock dividend and accretion	1,276	1,256	91

Income (Loss) Available to Common Shareholders	$4,089	$(3,257)	$3,305

Basic Earnings (Loss) Per Common Share	$0.55	$(0.45)	$0.45

Diluted Earnings (Loss) Per Common Share	$0.55	$(0.45)	$0.45

All outstanding stock options and common stock warrants were antidilutive for the years ended December 31, 2010 and December 31, 2008. No dilution exists for the year ended December 31, 2009 due to the net loss.

(3)	Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,195 on December 31, 2010 and $919 on December 31, 2009.

(4)	Goodwill and Intangible Assets

The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed using the Bank as the reporting unit. The Corporation considers several methodologies in determining the fair value of the reporting unit, including the discounted estimated future net cash flows, price to tangible book value, and core deposit premium values. Primary reliance is placed on the discounted estimated future net cash flow approach. The key assumptions used to determine the fair value of the Corporation subsidiary include: (a) cash flow period of 5 years; (b) capitalization rate of 10.0%: and (c) a discount rate of 13.0%, which is based on the Corporation’s average cost of capital adjusted for the risk associated with its operations. A variance in these assumptions could have a significant effect on the determination of goodwill impairment. The Corporation cannot predict the occurrences of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base or a material negative change in the relationship with significant customers.

Based on the Corporation’s goodwill impairment analysis, the fair value of the reporting unit exceeded its carrying value by an estimated 10%; therefore, no impairment charge was recognized as of December 31, 2010.

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	499	362

Carrying value of core deposit intangibles	$868	$1,005

Amortization expense for intangible assets was $137, $137 and $138 for the years ended December 31, 2010, 2009 and 2008, respectively. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2010. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.

Core Deposits Intangibles

(Dollars in thousands)

2011	$137
2012	137
2013	137
2014	137
2015	137
2016 and beyond	183

(5)	Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2010 and 2009 follows:

	At December 31, 2010
	Amortized			Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$56,239	$511	$(682)	$56,068
Mortgage backed securities	91,793	4,128	(30)	95,891
Collateralized mortgage obligations	44,297	1,249	(27)	45,519
State and political subdivisions	24,125	522	(400)	24,247

Total Securities	$216,454	$6,410	$(1,139)	$221,725

	At December 31, 2009
	Amortized			Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$45,142	$354	$(281)	$45,215
Mortgage backed securities	122,585	4,727	—	127,312
Collateralized mortgage obligations	50,123	1,365	(21)	51,467
State and political subdivisions	22,588	571	(116)	23,043

Total Securities	$240,438	$7,017	$(418)	$247,037

Trading Securities Held at December 31, 2009
		Aggregate	Aggregate
		Unrealized Gains	Unrealized Losses	Fair
	Cost	Recorded to Income	Recorded to Income	Value
(Dollars in thousands)

Trading Securities	$8,327	$118	$—	$8,445

The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2010 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At December 31, 2010
		Fair
	Amortized Cost	Value
	(Dollars in thousands)

Securities available for sale:
Due in one year or less	$—	$—
Due from one year to five years	34,475	34,503
Due from five years to ten years	22,333	23,000
Due after ten years	23,556	22,812
Mortgage backed securities and collateralized mortgage obligations	136,090	141,410

	$216,454	$221,725

Realized gains and losses related to securities available-for-sale for each of the three years ended December 31 follows:

	2010	2009	2008
	(Dollars in thousands)

Gross realized gains	$493	$444	$612
Gross realized losses	—	(111)	(76)

Net Securities Gains	$493	$333	$536

Proceeds from the sale of available for sale securities	$15,499	$38,141	$77,069

Net losses of $100 were recorded on the sale of trading securities during 2010. Net gains of $357 were recorded on the sale of trading securities during 2009 which included unrealized gains of $118 recorded to income on currently held trading securities. Net gains of $2 were recorded on the sale of trading securities during 2008 which included unrealized gains of $16 recorded to income on currently held trading securities.

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $152,079 and $187,701 at December 31, 2010 and 2009, respectively.

The securities portfolio contained $6,721 and $4,844 in non-rated securities of state and political subdivisions at December 31, 2010 and 2009, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $6,784 and $5,040 at December 31, 2010 and 2009, respectively. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at December 31, 2010 and 2009.

The following is a summary of securities that had unrealized losses at December 31, 2010 and 2009. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At December 31, 2010, the Corporation held 33 securities with unrealized losses totaling $1,139. At December 31, 2009 there were 19 securities with unrealized losses totaling $418. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers.

	At December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Government agencies and corporations	$29,352	$(682)	$—	$—	$29,352	$(682)
Mortgage backed securities	14,617	(30)	—	—	14,617	(30)
Collateralized mortgage obligations	10,027	(27)	—	—	10,027	(27)
State and political subdivisions	1,633	(400)	—	—	1,633	(400)

Total	$55,629	$(1,139)	$—	$—	$55,629	$(1,139)

	At December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Government agencies and corporations	$21,440	$(281)	$—	$—	$21,440	$(281)
Mortgage backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	2,177	(21)	—	—	2,177	(21)
State and political subdivisions	4,549	(116)	—	—	4,549	(116)

Total	$28,166	$(418)	$—	$—	$28,166	$(418)

(6)	Transactions with Related Parties

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Amount at beginning of year	$18,737	$20,306
New loans	2,130	6,760
Repayments	(2,521)	(7,994)
Changes in directors and officers and /or affiliations, net	17	(335)

Amount at end of year	$18,363	$18,737

The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $7,214 and $7,350, respectively at December 31, 2010 and 2009.

(7)	Loans

Loan balances at December 31, 2010 and December 31, 2009 are summarized by purpose as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Real estate loans (includes loans secured primarily by real estate):
Construction and land development	$52,713	$65,052
One to four family residential	207,221	219,508
Multi-family residential	29,211	28,988
Non-farm non-residential properties	293,892	286,778
Commercial and industrial loans	60,623	61,929
Personal loans to individuals:
Auto, single payment and installment	163,896	135,097
All other loans	5,023	5,845

Total loans	812,579	803,197
Allowance for loan losses	(16,136)	(18,792)

Net loans	$796,443	$784,405

(8)	Allowance for Loan Losses

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

The allowance is comprised of a general allowance and a specific allowance for identified problem loans. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio. These other factors include but are not limited to; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; changes in national and local economic and business conditions, including the condition of various market segments; changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due and classified loans, the volume of nonaccrual loans, troubled debt restructurings and other loan modifications; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of external factors, such as legal and regulatory requirements, on the level of estimated credit losses in the Corporation’s current portfolio. Specific allowances are established for all impaired loans when Management has determined that, due to identified significant conditions, it is probable that a loss will be incurred.

Activity in the allowance for loan losses by segment for 2010 is summarized as follows:

				Home
		Commercial		Equity
	Commercial	Real Estate	Residential	Loans	Indirect	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance, beginning of year	$862	$14,390	$528	$1,591	$622	$799	$18,792
Losses charged off	(1,507)	(8,508)	(1,491)	(1,091)	(573)	(455)	(13,625)
Recoveries	157	87	30	39	138	293	744
Provision charged to expense	1,805	5,158	1,738	973	284	267	10,225

Balance, end of year	$1,317	$11,127	$805	$1,512	$471	$904	$16,136

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$206	$6,865	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	1,111	4,262	759	1,512	471	904	9,019

Total ending allowance balance	$1,317	$11,127	$805	$1,512	$471	$904	$16,136

Loans:
Individually evaluated for impairment	$1,333	$38,853	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	64,329	336,950	70,203	132,536	150,031	13,862	767,911

Total ending loans balance	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

Delinquencies

Management monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2010 was 4.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.54% and 0.33% of total loans at December 31, 2010, respectively. Information regarding delinquent loans as of December 31, 2010 is as follows:

							Recorded
							Investment
							>
							90 Days
	30-59 Days	60-89 Days	Greater than				and
	Past Due	Past Due	90 Days	Total Past Due	Current	Total Loans	Accruing
	(Dollars in thousands)

Commercial	$31	$211	$793	$1,035	$64,627	$65,662	$—
Commercial Real Estate	1,906	856	19,970	22,732	357,553	375,803	—
Residential	1,018	1,284	7,172	9,474	60,729	74,685	—
Home Equity Loans	776	235	1,130	2,141	130,395	132,536	—
Indirect	612	123	112	847	149,166	150,031	—
Consumer	61	—	26	87	13,793	13,862	—

Total	$4,404	$2,709	$29,203	$36,316	$776,263	$812,579	$—

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Information regarding impaired loans is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
At December 31, 2010	Investment	Balance	Allowance	Balance	Recognized
	(Dollars in thousands)

With no related allowance recorded:
Commercial	$549	$549	$—	$600	$16
Commercial Real Estate	6,414	6,414	—	8,643	133
Residential	4,010	4,010	—	2,666	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial	578	784	206	1,143	—
Commercial Real Estate	25,595	32,460	6,865	29,946	6
Residential	405	451	46	102	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$37,551	$44,668	$7,117	$43,100	$155

	December 31, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)

Year-end impaired loans with allowance for loan losses specifically allocated	$24,250	$13,213
Year-end impaired loans without allowance for loan losses specifically allocated	2,804	2,331
Amount of allowance specifically allocated to impaired loans	7,584	3,569
Average of impaired loans during the year	22,872	16,094
Interest income recognized during impairment	—	—
Nonaccrual loans at year end	38,837	19,592

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt structuring applies in a particular instance. The Corporation had one loan as of December 31, 2010 that was classified as a troubled debt restructuring. The loan had a principal loan balance of $636 and has made timely payments of principal and interest per the modified agreement throughout 2010.

Nonaccrual Loans

Nonaccrual loan balances at December 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(Dollars in thousands)

Commercial	$1,333	$2,465
Commercial Real Estate	25,941	24,914
Residential	11,052	9,395
Home Equity Loans	2,372	1,417
Indirect	667	557
Consumer	466	89

Total	$41,831	$38,837

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades and are identified in the following table:

		Commercial Real	Commercial Real
		Estate	Estate
	Commercial	Construction	Other	Residential	Total
Commercial
Credit Exposure	December 31, 2010
	(Dollars in thousands)

Grade 1 — Minimal	$3,124	$—	$—	$—	$3,124
Grade 2 — Modest	—	—	—	—	—
Grade 3 — Better than average	162	—	3,055	—	3,217
Grade 4 — Average	8,343	833	58,818	267	68,261
Grade 5 — Acceptable	49,727	16,358	230,117	5,733	301,935

Total Pass Credits	61,356	17,191	291,990	6,000	376,537
Grade 6 — Special mention	2,599	808	12,999	170	16,576
Grade 7 — Substandard	1,707	2,083	50,732	2,516	57,038
Grade 8 — Doubtful	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—

Total	$65,662	$20,082	$355,721	$8,686	$450,151

The Corporation adheres to underwriting standards consistent with its Loan Policy for indirect and consumer loans. Final approval of a consumer credit depends on the repayment ability of the borrower. Repayment ability generally requires the determination of the borrower’s capacity to meet current and proposed debt service requirements. A borrower’s repayment ability is monitored based on delinquency, generally for time periods of 30 to 59 days past due, 60 to 89 days past due and greater than 90 days past due. This information is provided in the above delinquent loan table. Additionally, a good indicator of repayment ability is a borrower’s credit history. A borrower’s credit history is evaluated though the use of credit reports and or an automated underwriting system. A borrower’s credit score is an indication of a person’s creditworthiness that is used to access the likelihood that a borrower will repay their debts. A credit score is generally based upon a person’s past credit history and is a number between 300 and 850 — the higher the number, the more creditworthy the person is deemed to be. Below is a table that shows the average credit scores in the consumer loan portfolio of the Corporation as of December 31, 2010.

Consumer Credit Score Migration	December 31, 2010

Total 1-4 family residential	701
Total home equity loans	750
Total loans to individuals	728
Total indirect	771
Total revolving lines	713

(9)	Bank Premises, Equipment and Leases

Bank premises and equipment are summarized as follows:

	At December 31
	2010	2009
	(Dollars in thousands)

Land	$2,602	$2,602
Buildings	11,612	11,434
Equipment	14,451	14,034
Purchased software	4,105	3,979
Leasehold improvements	1,088	1,078

Total cost	$33,858	$33,127
Less: accumulated depreciation and amortization	24,213	23,022

Net bank premises and equipment	$9,645	$10,105

Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,121 in 2010, $1,330 in 2009 and $1,459 in 2008. Amortization of purchased software charged to noninterest expense amounted to $236 in 2010, $302 in 2009 and $290 in 2008.

At December 31, 2010, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in thousands)

2011	$800
2012	540
2013	342
2014	315
2015	318
2016 and thereafter	539

Total	$2,854

Rentals paid under leases on Corporation premises and equipment amounted to $1,118 in 2010, $1,186 in 2009 and $1,190 in 2008.

(10)	Deposits

Deposit balances are summarized as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)

Demand and other noninterest-bearing	$115,476	$118,505
Interest checking	134,375	137,807
Savings	91,882	82,771
Money market accounts	92,177	84,467
Consumer time deposits	464,860	476,798
Public time deposits	79,756	71,085

Total deposits	$978,526	$971,433

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $240,127 and $218,966 at December 31, 2010 and 2009, respectively.

The maturity distribution of certificates of deposit as of December 31, 2010 follows:

		After 12 Months	After 36 Months
	Within	but within 36	but within 60
	12 Months	Months	Months	After 5 Years	Total
	(Dollars in thousands)

Consumer time deposits	$307,010	$119,022	$38,828	$—	$464,860
Public time deposits	73,259	4,490	2,007	—	79,756

Total time deposits	$380,269	$123,512	$40,835	$—	$544,616

(11)	Short-Term Borrowings

The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2010, the Bank had pledged approximately $90,502 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $45,251. No amounts were outstanding at December 31, 2010 or December 31, 2009. The Corporation also has a $4.0 million line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of December 31, 2010 and December 31, 2009.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At December 31, 2010 and 2009, the outstanding balance of securities sold under repurchase agreements totaled $932 and $1,457, respectively. No federal funds were purchased as of December 31, 2010 and 2009.

(12)	Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $42,501 and $42,505 at December 31, 2010 and December 31, 2009 respectively. All advances are bullet maturities with no call features. At December 31, 2010, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $59,833 and $29,261, respectively. The maximum borrowing capacity of the Bank at December 31, 2010 was $50,754 with unused collateral borrowing capacity of $6,714. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $0 for the CMA line of credit as of December 31, 2010 and December 31, 2009.

Maturities of FHLB advances outstanding at December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Maturity January 2010, fixed rate 3.58%	$—	$10,000
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%, averaging 3.50% for 2010 and 2009.	15,000	15,000
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014, fixed rates ranging from 2.57% to 3.55%, averaging 2.57% for 2010 and 3.55% for 2009.	10,040	55
Maturity July 2015, fixed rate 4.76%	2,461	2,450

Total FHLB advances	$42,501	$42,505

(13)	Trust Preferred Securities

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

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.6% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2010 were 1.78% and 6.64% for Trust I and Trust II, respectively. At December 31, 2010 and December 31, 2009, accrued interest payable for Trust I was $6 and $8 and for Trust II was $24 and $30, respectively.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of this Indenture or thereafter incurred.

In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share and recorded a gain of $2,210 which is included in the consolidated statements of operations as “Gain on extinguishment of debt”. At December 31, 2010, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

(14)	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income Taxes:
Federal current expense (benefit)	$(309)	$(90)	$1,353
Federal deferred expense (benefit)	1,535	(2,578)	(1,241)

Total Income Tax (Benefit)	$1,226	$(2,668)	$112

The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Computed “expected” tax expense (benefit)	$2,241	$(1,587)	$1,193
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(371)	(386)	(265)
Tax exempt interest on bank owned life insurance	(199)	(236)	(332)
New markets tax credit	(536)	(530)	(476)
Other, net	92	71	(8)

Total Income Taxes (Benefit)	$1,226	$(2,668)	$112

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2010 and 2009 there were no material uncertain income tax positions. At December 31, 2010 and December 31, 2009, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2010 and 2009 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2010	2009
	(Dollars in thousands)

Deferred Federal tax assets:
Allowance for loan losses	$5,486	$6,365
Deferred compensation	263	308
Minimum pension liability	758	889
Equity based compensation	90	69
Accrued loan fees and costs	431	241
New Market Tax Credit	—	430
Mark-to-market adjustments	65	155
Other deferred tax assets	1,014	1,038

Total deferred Federal tax assets	$8,107	$9,495

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(106)	$(106)
Net unrealized gain on securities available for sale	(1,792)	(2,243)
FHLB stock dividends	(254)	(254)
Intangible asset amortization	(1,052)	(913)
Accretion	(193)	(181)
Deferred charges	(303)	(597)
Prepaid pension	(763)	(353)
Other deferred tax liabilities	(315)	(303)

Total deferred Federal tax liabilities	(4,778)	(4,950)

Net deferred Federal tax assets	$3,329	$4,545

The Corporation’s income tax returns are subject to review and examination by federal and state taxing authorities. The Corporation is no longer subject to examination by the federal taxing authority for years prior to 2009. The tax year 2009 remains open to examination by the U.S. taxing authority.

(15)	Shareholders’ Equity

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 150,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2010 and 2009, 25,223 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.

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

Dividends are payable quarterly in arrears on each February 15th, May 15th, August 15th and November 15th on shares of Series B Preferred Stock. If any dividend payment date is not a business day, then the next business day will be the applicable dividend payment date, and no additional dividends will accrue as a result of the applicable postponement of the dividend payment date. Dividends payable during any dividend period are computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable with respect to the Series B Preferred Stock are payable to holders of record of shares of Series B Preferred Stock on the date that is 15 calendar days immediately preceding the applicable dividend payment date or such other record date as the board of directors or any duly authorized committee of the board determines, so long as such record date is not more than 60 nor less than 10 days prior to the applicable dividend payment date.

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

Common Stock

The Corporation is authorized to issue up to 15,000,000 common stock shares. Common shares issued were 8,172,943 at December 31, 2010 and 7,623,857 at December 31, 2009. Common shares outstanding were 7,844,749 and 7,295,663 at December 31, 2010 and December 31, 2009, respectively.

Common Shares Repurchase Plan and Treasury Shares

On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares will be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2010 and December 31, 2009, LNB Bancorp, Inc. held 328,194 common shares as Treasury shares under this plan at a total cost of $6,092. The terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation is prohibited from repurchasing any of its common shares or preferred stock without, among other things, U.S. Treasury approval, subject to the availability of certain limited exceptions, such as purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Shareholder Rights Plan

On October 25, 2010, the Board of Directors of the Corporation adopted a Shareholder Rights Plan which replaced the Corporation’s original rights plan adopted October 24, 2000 which expired in October 2010. The rights plan is designed to prevent a potential acquirer from exceeding a prescribed ownership level in the Corporation, other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s common shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, potentially making an acquisition of the Corporation without prior Board approval prohibitively expensive.

The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding Common Share of the Corporation held as of the close of business on November 5, 2010. One Preferred Share Purchase Right will also be distributed for each common share issued after November 5, 2010. Each right entitles the registered holder to purchase from the Corporation units of a new series of Voting Preferred Shares, no par value, at 50% of market value, if a person or group acquires 10% or more of the Corporation’s Common Shares. Each Unit of the new Preferred Shares has terms designed to make it the economic equivalent of one Common share.

LNBB Direct Stock Purchase and Dividend Reinvestment Plan

The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2010 and 13,791 shares were purchased in the open market at the current market price. Similarly, the Corporation did not issue shares pursuant to the Plan in 2009 while 43,314 shares were purchased in the open market at the current market price.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained earnings. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Dividends declared and paid in 2010 were approved by the OCC prior to declaration and payment. Future dividend payments or debt issuance by the Corporation will be based on future earnings and the approval of the OCC.

The terms of the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to pay dividends. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to increase its dividends above the level of its quarterly dividend declared during the third quarter of 2008 ($0.09 per common share on a quarterly basis) without, among other things, U.S. Treasury approval. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

(16)	Regulatory Capital

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

At December 31, 2010 and 2009, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (risk weighted)
Consolidated	$119,458	13.82%	$117,824	13.64%
Bank	111,091	12.86	107,539	12.46
Tier 1 capital (risk weighted)
Consolidated	95,408	11.04	87,625	10.14
Bank	96,227	11.14	92,752	10.75
Tier 1 capital (average assets)
Consolidated	95,408	8.44	87,625	7.70
Bank	96,227	8.59	92,752	8.14
Well Capitalized:
Total capital (risk weighted)
Consolidated	$86,438	10.00%	$86,381	10.00%
Bank	86,385	10.00	86,307	10.00
Tier 1 capital (risk weighted)
Consolidated	51,852	6.00	51,849	6.00
Bank	51,828	6.00	51,769	6.00
Tier 1 capital (average assets)
Consolidated	56,521	5.00	56,899	5.00
Bank	56,011	5.00	56,973	5.00

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Minimum Required:
Total capital (risk weighted)
Consolidated	$69,151	8.00%	$69,105	8.00%
Bank	69,108	8.00	69,046	8.00
Tier 1 capital (risk weighted)
Consolidated	34,568	4.00	34,566	4.00
Bank	34,552	4.00	34,512	4.00
Tier 1 capital (average assets)
Consolidated	45,217	4.00	45,519	4.00
Bank	44,809	4.00	45,578	4.00

(17)	Parent Company Financial Information

LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2010 and 2009, and the condensed statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
Condensed Balance Sheets	2010	2009
	(Dollars in thousands)

Assets
Cash	$659	$2,106
Investment in The Lorain National Bank	120,777	118,053
Other investments	7	7
Note receivable — The Lorain National Bank	4,000	4,000
Other assets	525	864

Total Assets	$125,968	$125,030

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$16,238	$20,620
Other liabilities	266	269
Shareholders’ equity	109,464	104,141

Total Liabilities and Shareholders’ Equity	$125,968	$125,030

	Year Ended December 31,
Condensed Statements of Income	2010	2009	2008
	(Dollars in thousands)

Income
Interest income	$267	$363	$390
Cash dividend from The Lorain National Bank	1,000	2,190	3,900
Other income	25	145	62
Gain on extinguishment of debt	2,210	—	—

Total Income	3,502	2,698	4,352

Expenses
Interest expense	778	941	1,176
Other expenses	181	202	272

Total Expense	959	1,143	1,448
Income before income taxes and equity in undistributed net income of subsidiary	2,543	1,555	2,904
Income tax expense (benefit)	520	(221)	(335)

Equity in undistributed net income (loss) of subsidiary	3,342	(3,777)	157

Net Income (Loss)	$5,365	$(2,001)	$3,396

	Year Ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
	(Dollars in thousands)

Net Income (Loss)	$5,365	$(2,001)	$3,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(3,342)	3,777	(157)
Share-based compensation expense, net of tax	102	79	71
Gain on extinguishment of debt	(2,210)	—	—
Net change in other assets and liabilities	213	174	(1,082)

Net cash provided by operating activities	128	2,029	2,228

Cash Flows from Investing Activities:
Payments for advances to The Lorain National Bank	—	(25,223)	—
Payments from The Lorain National Bank for subordinated debt instrument	—	2,000	2,000

Net cash provided by (used in) investing activities	—	(23,223)	2,000

Cash Flows from Financing Activities:
Extinguishment of debt, net	(10)	—	—
Proceeds from issuance of preferred stock	—	—	25,223
Dividends paid	(1,565)	(2,625)	(3,940)

Net cash provided by (used in) financing activities	(1,575)	(2,625)	21,283

Net increase (decrease) in cash equivalents	(1,447)	(23,819)	25,511
Cash and cash equivalents at beginning of year	2,106	25,925	414

Cash and cash equivalents at end of year	$659	$2,106	$25,925

(18)	Retirement Pension Plan

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

The net periodic pension costs charged to expense amounted to $148 in 2010, $199 in 2009 and $(16) in 2008. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2010, 2009, and 2008. There were no losses recognized due to settlement in 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,716)	$(5,723)	$(5,559)
Interest Cost	(314)	(324)	(324)
Actuarial gain (loss)	(35)	(218)	(363)
Settlement loss	—	—	—
Benefits paid	455	549	523

Projected benefit obligation at the end of the year	$(5,610)	$(5,716)	$(5,723)

Change in plan assets
Fair value of plan assets at beginning of year	$4,221	$3,969	$5,430
Actual gain on plan assets	590	401	(968)
Employer contributions	1,400	400	—
Gain/(Loss)	—	—	30
Benefits paid	(455)	(549)	(523)

Fair value of plan assets at end of year	$5,756	$4,221	$3,969

Funded status (included in accrued liabilities or prepaid assets)	$146	$(1,495)	$(1,754)

Unrecognized actuarial loss in accumulated other comprehensive income	$2,230	$2,619	$2,677

Amounts recognized in the consolidated statements of income consist of:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net Periodic Pension Cost (Benefit)
Interest cost on projected benefit obligation	$314	$324	$324
Expected return on plan benefits	(308)	(275)	(388)
Amortization of Loss	142	150	48
Loss recognized due to settlement	—	—	—

Net Periodic Pension Cost (Benefit)	$148	$199	$(16)

Pension liability adjustments recognized in other comprehensive income include:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Amortization of unrecognized actuarial loss	$142	$150	$48
Current deferral of gains (losses)	247	(92)	(1,688)

Pension liability adjustments recognized in comprehensive income	389	58	(1,640)
Tax effect	(132)	(20)	557

Net pension liability adjustments	$257	$38	$(1,083)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Weighted average discount rate	5.75%	5.75%	5.75%

Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Assumed rate of future compensation increases	0.00%	0.00%	0.00%

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

Plan Assets

The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2010, 2009 and 2008 by asset category are as follows:

	Plan Assets at December 31,
	2010	2009	2008

Asset Category:
Equity securities	62.61%	57.48%	47.53%
Debt securities	35.53	41.82	52.25
Cash and cash equivalents	1.86	0.70	0.22

Total	100.00%	100.00%	100.00%

LNB Bancorp, Inc. common stock to total plan assets	0.00%	3.08%	4.25%

The investment strategy for 2010 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2010.

The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)

2011	$310
2012	336
2013	367
2014	367
2015	368
2016-2020	1,869

(19)	Share-Based Compensation

A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of December 31, 2010 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007.

As of December 31, 2010 and 2009, there was $298 and $17, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years as of December 31, 2010. The total fair value of shares vested during the year ended December 31, 2010 and 2009 was $64 and $89, respectively.

Stock Options

The expense recorded for stock options was $15, $79 and $78 for the years ended December 31, 2010, 2009 and 2008, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2009	2008

Risk free interest rate	2.27%	2.94%
Dividend yield	6.68%	4.98%
Volatility	22.97%	15.68%

The weighted-average fair value of options granted in 2009 and 2008 was $5.34 and $14.47, respectively.

Options outstanding at December 31, 2010 were as follows:

	Outstanding		Exercisable
		Weighted Average
		Remaining
		Contractual Life		Weighted Average
	Number	(Years)	Number	Exercise Price

Range of Exercise Prices
$5.34-$14.46	2,500	8.37	833	$5.34
$14.47-$15.34	82,000	7.10	54,663	14.47
$15.35-$16.50	52,500	6.21	52,500	15.78
$16.51-$19.10	30,000	5.09	30,000	19.10
$19.11-$19.17	30,000	4.09	30,000	19.17

Outstanding at end of period	197,000	6.11	167,996	$16.50

A summary of the status of stock options at December 31, 2010 and changes during the year then ended is presented in the table below:

	2010
		Weighted Average
		Exercise
Options	Shares	Price per Share

Outstanding at beginning of period	198,000	$16.12
Granted	—	—
Forfeited or expired	(1,000)	14.47
Exercised	—	—
Stock dividend or split	—	—

Outstanding at end of period	197,000	$16.12

Exercisable at end of period	167,996	$16.50

There were no options exercised during the year ended December 31, 2010 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the year ended December 31, 2010 was $0 as a result of their anti-dilutive status.

	2010
		Weighted Average
		Exercise Price
	Nonvested Shares	Per Share

Nonvested at January 1, 2010	75,335	$14.45
Granted	—	—
Vested	45,331	14.77
Forfeited or expired	1,000	14.47

Nonvested at December 31, 2010	29,004	$13.95

Restricted Shares

In 2010, the Corporation issued 86,852 shares of long-term restricted stock at a weighted average price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the year ended December 31, 2010 was $87.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at December 31, 2010 is presented in the table below:

	2010
		Weighted Average
		Grant Date
	Nonvested Shares	Fair Value

Nonvested at January 1, 2010	—	$—
Granted	86,852	4.42
Forfeited or expired	—	—
Exercised	—	—

Nonvested at December 31, 2010	86,852	$4.42

Stock Appreciation Rights (“SARS”)

In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the years ended December 31, 2010, 2009 and 2008 was $0.

(20)	Benefit Plans

The Bank adopted The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2010, 2009 or 2008.

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

The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $374, $370, and $374, in 2010, 2009 and 2008, respectively.

(21)	Commitments and Contingencies

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

A summary of the contractual amount of commitments at December 31, 2010 and 2009 follows:

	2010	2009
	(Dollars in thousands)

Commitments to extend credit	$67,095	$68,770
Home equity lines of credit	76,668	75,791
Standby letters of credit	8,422	8,616

Total	$152,185	$153,177

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

(22)	Estimated Fair Value of Financial Instruments

The Corporation discloses estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Corporation’s financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	The carrying value of Cash and due from banks, Federal funds sold, short-term investments, interest bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on the fair value hierarchy described below.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of December 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2010 and 2009.

Limitations

Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest bearing deposits in other banks	$48,568	$48,568	$27,292	$27,292
Securities	221,725	221,725	255,482	255,482
Portfolio loans, net	796,443	801,585	784,405	786,154
Loans held for sale	5,105	5,105	3,783	3,783
Accrued interest receivable	3,519	3,519	4,072	4,072
Financial liabilities
Deposits:
Demand, savings and money market	433,910	433,910	423,550	423,550
Certificates of deposit	544,616	551,832	547,883	555,302

Total deposits	978,526	985,742	971,433	978,852

Short-term borrowings	932	932	1,457	1,457
Federal Home Loan Bank advances	42,501	43,613	42,505	43,708
Junior subordinated debentures	16,238	15,746	20,620	18,489
Accrued interest payable	1,434	1,434	2,074	2,074

Fair Value Measurements

The fair value of financial assets and liabilities recorded at fair value is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are as follows:

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and the valuation techniques used by the Corporation to determine those fair values.

		Quoted Prices in		Significant
	Fair Value as of	Active Markets	Significant Other	Unobservable
	December 31,	for Identical	Observable Inputs	Inputs
Description	2010	Assets (Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and corporations	$56,068	$—	$56,068	$—
Mortgage backed securities	95,891	—	95,891	—
Collateralized mortgage obligations	45,519	—	45,519	—
State and political subdivisions	24,247	—	24,247	—

Total	$221,725	$—	$221,725	$—

		Quoted Prices in		Significant
	Fair Value as of	Active Markets	Significant Other	Unobservable
	December 31,	for Identical	Observable Inputs	Inputs
Description	2009	Assets (Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Trading Securities	$8,445	$—	$8,445	$—
Securities available for sale:
U.S. Government agencies and corporations	45,215	—	45,215	—
Mortgage backed securities	127,312	—	127,312	—
Collateralized mortgage obligations	51,467	—	51,467	—
State and political subdivisions	23,043	—	23,043	—

Total	$255,482	$—	$255,482	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2010 and 2009. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2010 and 2009, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal	Internal
		Models with	Models with
		Significant	Significant
		Observable	Unobservable		Total Losses
	Quoted Market	Market	Market		Recognized
	Prices in Active	Parameters	Parameters		During the
December 31, 2010	Markets (Level 1)	(Level 2)	(Level 3)	Total	Year
(Dollars in thousands)

Impaired and nonaccrual loans	$—	$—	$44,668	$44,668	$7,117
Other real estate	—	—	3,119	3,119	412

Total assets at fair value on a nonrecurring basis	$—	$—	$47,787	$47,787	$7,529

		Internal	Internal
		Models with	Models with
		Significant	Significant
		Observable	Unobservable		Total Losses
	Quoted Market	Market	Market		Recognized
	Prices in Active	Parameters	Parameters		During the
December 31, 2009	Markets (Level 1)	(Level 2)	(Level 3)	Total	Year
(Dollars in thousands)

Impaired and nonaccrual loans	$—	$—	$38,837	$38,837	$12,218
Other real estate	—	—	1,264	1,264	206

Total assets at fair value on a nonrecurring basis	$—	$—	$40,101	$40,101	$12,424

Impaired and nonaccrual loans:  Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of Management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair market value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3.

Other Real Estate:  Other real estate includes foreclosed assets and properties securing residential and commercial loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at lower of carry value or fair value less costs to sell. Fair value is generally based upon internal estimates and third party appraisals or non-binding broker quotes and, accordingly, considered a Level 3 classification.

(23)	Quarterly Financial Data (Unaudited)

Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)

2010
Total interest income	$13,293	$12,975	$12,463	$12,641	$51,372
Total interest expense	3,514	3,278	3,091	2,881	12,764
Net Interest income	9,779	9,697	9,372	9,760	38,608
Provision for loan losses	2,109	2,109	2,076	3,931	10,225
Net interest income after provision for loan losses	7,670	7,588	7,296	5,829	28,383
Noninterest income	2,651	2,896	5,044	3,186	13,777
Noninterest expense	8,693	8,958	8,768	9,150	35,569
Income tax expense (benefit)	297	283	842	(196)	1,226
Net Income (Loss)	1,331	1,243	2,730	61	5,365
Preferred Stock Dividend and Accretion	319	318	320	319	1,276
Net Income (Loss) Available to Common Shareholders	1,012	925	2,410	(258)	4,089
Basic earnings (loss) per common share	0.14	0.12	0.32	(0.03)	0.55
Diluted earnings (loss) per common share	0.14	0.12	0.32	(0.03)	0.55
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)

2009
Total interest income	$14,523	$14,356	$14,523	$14,245	$57,647
Total interest expense	5,625	5,222	4,945	4,133	19,925
Net Interest income	8,898	9,134	9,578	10,112	37,722
Provision for loan losses	1,809	2,484	11,067	3,657	19,017
Net interest income (loss) after provision for loan losses	7,089	6,650	(1,489)	6,455	18,705
Noninterest income	2,857	3,244	3,124	2,731	11,956
Noninterest expense	8,360	9,480	8,737	8,753	35,330
Income tax expense (benefit)	269	(102)	(2,726)	(109)	(2,668)
Net Income (Loss)	1,317	516	(4,376)	542	(2,001)
Preferred Stock Dividend and Accretion	299	319	319	319	1,256
Net Income (Loss) Available to Common Shareholders	1,018	197	(4,695)	223	(3,257)
Basic earnings (loss) per common share	0.14	0.03	(0.64)	0.03	(0.45)
Diluted earnings (loss) per common share	0.14	0.03	(0.64)	0.03	(0.45)
Dividends declared per common share	0.09	0.09	0.01	0.01	0.20

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

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

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2010, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010.

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

LNB Bancorp, Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2010, the Corporation’s internal control over financial reporting was effective.

The Dodd-Frank Act includes a provision that permanently exempts “non-accelerated filers” from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since the Corporation was a non-accelerated filer as of December 31, 2010, it is not required to comply with the requirements of Section 404(b) in this Annual Report on Form 10-K. However, if the market value of the Corporation’s common shares held by non-affiliates equals $75 million or more as of the end of the last day of the Corporation’s most recently completed second quarter, the Corporation will be required to provide an attestation report from its independent registered public accounting firm on the Corporation’s internal control over financial reporting in its Annual Report on Form 10-K for the year in which it equals or exceeds the $75 million threshold.

3.	Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information regarding the executive officers of the Corporation is set forth in Part I of this Form 10-K. Other information required to be included in this Item 10 is incorporated by reference herein from the information about the Corporation’s directors provided in the section captioned “PROPOSAL 1 — Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

Item 11.	Executive Compensation

The information required to be included in this Item 11 is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required to be included in this Item 12 is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Table

Number of
Securities
	Number of		Remaining Available
	Securities to be	Weighted-	for Future Issuance
	Issued Upon	Average Exercise	under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(1)	and Rights	(a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	105,500	$14.42	407,648 (2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05

Total	198,000	$16.11	407,648

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares in the form of awards under the plan, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Daniel E. Klimas was granted stock options on February 1, 2005, February 1, 2006, and February 1, 2007 each to purchase 30,000 shares which vested in 10,000 share increments on the first, second and third anniversaries of the date of grant. Frank A. Soltis was granted an option to purchase 2,500 shares on June 27, 2005 which vested on the first year anniversary of the date of grant. Each option may be exercised for a term of 10 years from the date the option vests, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are equal to fair market value of the common shares at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2007 has an exercise price of $16.00 per share and the stock option for 2,500 shares awarded to Mr. Soltis has an exercise price of $16.50 per share. The options expire 10 years from the date of grant.

Item 13.	Certain Relationships and Related Transactions

The information required to be included in this Item 13 is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

The information required to be included in this Item 14 is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements included under Item 8.  The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 9, 2011 appear on pages 42 through 78 of this annual report on Form 10-K:

(a)(2) Financial Statement Schedules.  Financial statement schedules are omitted as they are not required or are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  The Exhibits that are filed as part of this annual report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

(b) The exhibits referenced on the Exhibit Index hereto are filed as part of this report.

Exhibit Index

S-K
Reference
Number	Exhibit

3(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
3(b)	Certificate of Amendment to the Amended Articles of Incorporation, filed with the Ohio Secretary of State on December 11, 2008. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on December 17, 2008.
3(c)	Certificate of Amendment to Amended Articles of Incorporation, filed with the Ohio Secretary of State on October 25, 2010. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on October 25, 2010.
3(d)	LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 16, 2007.
4(a)	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Company, as rights agent, dated October 25, 2010, including the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on October 25, 2010.
4(b)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(c)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(d)	Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(e)	Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
4(f)	Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust I, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.2 of the Corporation’s Form 8-K filed on August 6, 2010.
4(g)	First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.3 of the Corporation’s Form 8-K filed on August 6, 2010.
4(h)	Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust II, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.4 of the Corporation’s Form 8-K filed on August 6, 2010.
4(i)	First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.5 of the Corporation’s Form 8-K filed on August 6, 2010.
4(j)	Form of Warrant for Purchase of Shares of Common Stock. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on December 17, 2008.
10(a)*	Form of Stock Appreciation Rights Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.
10(b)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan, as restated. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 8-K filed on December 18, 2009.
10(c)*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

S-K
Reference
Number	Exhibit

10(d)*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004.
10(e)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of July 16, 2008. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on July 18, 2008.
10(f)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 12, 2008. Incorporated by reference herein from Exhibit 10(f) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.
10(g)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 15, 2009. Incorporated by reference herein from Exhibit 10.3 of the Corporation’s Form 8-K filed on December 18, 2009.
10(h)	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s Form 10-K for the year ended December 31, 2003.
10(i)*	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.
10(j)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.
10(k)	Restated and Amended Employment Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s Form 10-K for the year ended December 31, 2001.
10(l)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(m)	Amended Supplemental Retirement Agreement by and between Thomas P. Ryan and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(o) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(n)	Amended Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 23, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(o)*	Amended Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated June 15, 1999. Incorporated by reference herein from Exhibit 10(q) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(p)*	Supplemental Retirement Agreement by and between James F. Kidd and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(t) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(q)	Supplemental Retirement Agreement by and between Thomas P. Ryan and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(u) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(r)	Supplemental Retirement Agreement by and between Gregory D. Friedman and The Lorain National Bank dated July 30, 1996. Incorporated by reference herein from Exhibit 10(v) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(s)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.
10(t)*	LNB Bancorp, Inc. 2006 Stock Incentive Plan, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 18, 2009.

S-K
Reference
Number	Exhibit

10(u)*	2008 Management Incentive Plan for Key Executives, as restated. Incorporated by reference herein from Exhibit 10(ee) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.
10(v)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10. 1 of the Corporation’s Form 1 0-Q for the fiscal quarter ended June 30, 2007.
10(w)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.
10(x)*	Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 6, 2008.
10(y)	Letter Agreement, dated December 12, 2008, between the Corporation and the U.S. Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 17, 2008.
10(z)*	2009 Management Incentive Plan for Key Executives, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on November 10, 2009.
10(aa)*	Form of Restricted Stock Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 25, 2010.
10(bb)	Exchange Agreement, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on August 6, 2010.
21.1	Subsidiaries of LNB Bancorp, Inc.
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of the Chief Executive Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.
99.2	Certification of the Chief Financial Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: March 11, 2011

By:	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Daniel E. Klimas Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ Gary J. Elek Gary J. Elek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ James R. Herrick James R. Herrick	Chairman and Director	March 11, 2011

/s/ Terry D. Goode Terry D. Goode	Vice Chairman and Director	March 11, 2011

/s/ Robert M. Campana Robert M. Campana	Director	March 11, 2011

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director	March 11, 2011

/s/ Lee C. Howley Lee C. Howley	Director	March 11, 2011

/s/ Daniel G. Merkel Daniel G. Merkel	Director	March 11, 2011

/s/ Benjamin G. Norton Benjamin G. Norton	Director	March 11, 2011

/s/ Thomas P. Perciak Thomas P. Perciak	Director	March 11, 2011

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 11, 2011

/s/ John W. Schaeffer, M.D. John W. Schaeffer, M.D.	Director	March 11, 2011

/s/ Donald F. Zwilling Donald F. Zwilling	Director	March 11, 2011