Form 10-Q
period 2011-03-31
LNB BANCORP INC
filed 2011-05-12
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares of the registrant outstanding on May 2, 2011 was 7,884,749.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$19,243	$17,370
Federal funds sold and short-term investments	45,150	30,850

Cash and cash equivalents	64,393	48,220
Interest-bearing deposits in other banks	348	348
Securities available for sale, at fair value (Note 5)	235,563	221,725
Restricted stock	5,741	5,741
Loans held for sale	5,261	5,105
Loans: (Note 6)
Portfolio loans	810,629	812,579
Allowance for loan losses (Note 6)	(17,315)	(16,136)

Net loans	793,314	796,443

Bank premises and equipment, net	9,353	9,645
Other real estate owned	3,348	3,119
Bank owned life insurance	17,320	17,146
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	835	868
Accrued interest receivable	3,788	3,519
Other assets	14,532	19,076

Total Assets	$1,175,378	$1,152,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits (Note 7)
Demand and other noninterest-bearing	$119,704	$115,476
Savings, money market and interest-bearing demand	348,412	318,434
Certificates of deposit	532,983	544,616

Total deposits	1,001,099	978,526

Short-term borrowings (Note 8)	580	932
Federal Home Loan Bank advances (Note 9)	42,500	42,501
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	1,450	1,434
Accrued taxes, expenses and other liabilities	3,462	3,442

Total Liabilities	1,065,329	1,043,073

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at March 31, 2011 and December 31, 2010.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at March 31, 2011 and December 31, 2010.	25,223	25,223
Discount on Series B preferred stock	(112)	(116)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,212,943 shares at March 31, 2011 and 8,172,943 at December 31, 2010.	8,213	8,173
Additional paid-in capital	39,459	39,455
Retained earnings	41,400	40,668
Accumulated other comprehensive income	1,812	2,007
Treasury shares at cost, 328,194 shares at March 31, 2011 and at December 31, 2010	(6,092)	(6,092)

Total Shareholders’ Equity	110,049	109,464

Total Liabilities and Shareholders’ Equity	$1,175,378	$1,152,537

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands except share	and per share amounts)
Interest and Dividend Income
Loans	$10,516	$10,792
Securities:
U.S. Government agencies and corporations	1,477	2,136
State and political subdivisions	256	246
Trading securities	—	49
Other debt and equity securities	72	61
Federal funds sold and short-term investments	14	9

Total interest and dividend income	12,335	13,293
Interest Expense
Deposits	2,283	2,980
Federal Home Loan Bank advances	266	318
Short-term borrowings	1	1
Junior subordinated debentures	171	215

Total interest expense	2,721	3,514

Net Interest Income	9,614	9,779
Provision for Loan Losses (Note 6)	2,100	2,109

Net interest income after provision for loan losses	7,514	7,670
Noninterest Income
Investment and trust services	403	445
Deposit service charges	916	939
Other service charges and fees	906	794
Income from bank owned life insurance	174	171
Other income	79	93

Total fees and other income	2,478	2,442
Securities gains, net	412	38
Gains on sale of loans	179	192
Gains (losses) on sale of other assets, net	2	(21)

Total noninterest income	3,071	2,651
Noninterest Expense
Salaries and employee benefits	4,091	3,918
Furniture and equipment	680	933
Net occupancy	612	615
Outside services	486	553
Marketing and public relations	271	246
Supplies, postage and freight	272	342
Telecommunications	215	212
Ohio franchise tax	298	281
FDIC assessments	574	528
Other real estate owned	590	81
Electronic banking expenses	209	184
Loan and collection expense	442	323
Other expense	449	477

Total noninterest expense	9,189	8,693

Income before income tax expense	1,396	1,628
Income tax expense	266	297

Net Income	$1,130	$1,331

Dividends and accretion on preferred stock	319	319

Net Income Available to Common Shareholders	$811	$1,012

Net Income Per Common Share (Note 2)
Basic	$0.10	$0.14
Diluted	0.10	0.14
Dividends declared	0.01	0.01
Average Common Shares Outstanding
Basic	7,871,416	7,322,662
Diluted	7,871,432	7,322,662
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred					Accumulated
	Stock	Warrant to		Additional		Other
	(Net of	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	Discount)	Common Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					1,331			1,331
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						285		285
Total comprehensive income								1,616
Share-based compensation				13				13
Restricted shares granted (67,498 shares)			67	(67)				—
Preferred dividends and accretion of discount	4				(319)			(315)
Common dividends declared, $.01 per share					(74)			(74)

Balance, March 31, 2010	$25,096	$146	$7,691	$37,808	$37,821	$2,911	$(6,092)	$105,381

Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Comprehensive income:
Net Income					1,130			1,130
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						(195)		(195)
Total comprehensive income								935
Share-based compensation				44				44
Restricted shares granted (40,000 shares)			40	(40)				-
Preferred dividends and accretion of discount	4				(319)			(315)
Common dividends declared, $.01 per share					(79)			(79)

Balance, March 31, 2011	$25,111	$146	$8,213	$39,459	$41,400	$1,812	$(6,092)	$110,049

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Operating Activities
Net income	$1,130	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	2,109
Depreciation and amortization	310	383
Amortization of premiums and discounts	337	407
Amortization of intangibles	33	34
Amortization of loan servicing rights	63	73
Amortization of deferred loan fees	(98)	(36)
Federal deferred income tax expense (benefit)	958	(430)
Securities gains, net	(412)	(38)
Share-based compensation expense	44	13
Loans originated for sale	(21,859)	(24,150)
Proceeds from sales of loan originations	20,468	24,434
Net gain from loan sales	(179)	(192)
Net (gain) loss on sale of other assets	(2)	21
Net decrease (increase) in accrued interest receivable and other assets	2,357	(71)
Net increase in accrued interest payable, taxes and other liabilities	36	264

Net cash provided by operating activities	5,286	4,152

Investing Activities
Proceeds from sales of available-for-sale securities	15,499	4,170
Proceeds from maturities and calls of available-for-sale securities	11,202	20,381
Purchase of available-for-sale securities	(40,761)	(25,010)
Change in interest-bearing deposits in other banks	—	(1)
Proceeds from sale of trading securities	—	7,774
Net decrease in loans made to customers	2,184	8,620
Proceeds from the sale of other real estate owned	954	47
Purchase of bank premises and equipment	(18)	(60)

Net cash used in and provided by investing activities	(10,940)	15,921
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	4,228	(6,609)
Net increase (decrease) in savings, money market and interest-bearing demand	29,978	(334)
Net increase (decrease) in certificates of deposit	(11,633)	14,562
Net increase (decrease) in short-term borrowings	(350)	132
Proceeds from Federal Home Loan Bank advances	15,000	30,000
Payment of Federal Home Loan Bank advances	(15,003)	(30,001)
Dividends paid	(393)	(389)

Net cash provided by financing activities	21,827	7,361

Net increase in cash and cash equivalents	16,173	27,434
Cash and cash equivalents, January 1	48,220	26,933

Cash and cash equivalents, March 31	$64,393	$54,367

Supplemental cash flow information
Interest paid	$2,705	$3,638
Income taxes paid	—	—
Transfer of loans to other real estate owned	1,563	310
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
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year.
     Use of Estimates
LNB Bancorp Inc. prepares its financial statements in conformity with generally accepted accounting principles (GAAP), which requires the Corporation’s management (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets, fair values of certain securities, mortgage servicing rights, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain assets and liabilities.
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
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of March 31, 2011 and December 31, 2010, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2011 and December 31, 2010, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Corporation intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Corporation decides to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the Corporation does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.
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
Loans are generally placed on nonaccrual status when they are 90 days past due for interest or principal or when the full and timely collection of interest or principal becomes uncertain. When a loan has been placed on nonaccrual status, the accrued and unpaid interest receivable is reversed against interest income. Placement of an account on nonaccrual status includes a reversal of all previously accrued but uncollected interest against interest income. When doubt exists as to the collectability of the principal portion of the loan, payments received must be applied to principal to the extent necessary to eliminate such doubt.
While in nonaccrual status, some or all of the cash interest payments may be treated as interest income on a cash basis as long as the remaining principal (after charge-off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability must be supported by a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s historical repayment performance and other relevant factors. Generally, a loan is returned to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement and when the collectability is no longer doubtful.
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
The provision for loan losses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors which, in Management’s judgment, deserve current recognition. Additional information can be found in Note 6 (Loans and Allowance for Loan Losses).
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
Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,284 and $3,479 at March 31, 2011 and December 31, 2010, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,472 for both March 31, 2011 and December 31, 2010, and are included in accumulated other comprehensive income.
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of March 31, 2011 and December 31, 2010, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. In connection with the Corporation’s sale of $25.2 million of its Series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74.
On October 25, 2010, the Corporation amended its Articles of Incorporation to reduce the number of authorized Series A Voting Preferred Shares from 750,000 to 150,000. As of March 31, 2011, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued.
     New Accounting Pronouncements
ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance will be effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Corporation’s financial statements. See Note 6, Allowance for Loan Losses, for additional information.
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. In January 2010, FASB issued ASU 2010-06 which requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This ASU also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. It also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 became effective for interim and annual reporting periods beginning after December 15, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 13, Estimated Fair Value of Financial Instruments, for additional information.
     Reclassification
Certain amounts appearing in the prior year’s financial statements have been reclassified to conform to the current period’s financial statements.
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

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,871,416	7,322,662
Dilutive effect of incentive stock options and warrants	16	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,871,432	7,322,662

Net Income	$1,130	$1,331
Dividends and accretion on preferred stock	319	319

Income Available to Common Shareholders	$811	$1,012

Basic Earnings Per Common Share	$0.10	$0.14

Diluted Earnings Per Common Share	$0.10	$0.14

Options for 197,000 common shares and common stock warrants for 561,343 shares were considered in computing diluted earnings per common share for the three month period ended March 31, 2011. As of March 31, 2011, stock options of 2,500 were considered dilutive and the remaining stock options and the stock warrants were antidilutive. Stock options for 198,000 common shares and common stock warrants of 561,343 were considered in computing diluted earnings per common share for the three month period ended March 31, 2010. All stock options and warrants were antidilutive as of March 31, 2010.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,811 on March 31, 2011 and $1,195 on December 31, 2010.

(4) Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. Goodwill is assessed using the Bank as the reporting unit. The Corporation considers several methodologies in determining the fair value of the reporting unit, including the discounted estimated future net cash flows, price to tangible book value, and core deposit premium values. Primary reliance is placed on the discounted estimated future net cash flow approach. The key assumptions used to determine the fair value of the Corporation subsidiary include: (a) cash flow period of 5 years; (b) capitalization rate of 10.0%; and (c) a discount rate of 13.0%, which is based on the Corporation’s average cost of capital adjusted for the risk associated with its operations. A variance in these assumptions could have a significant effect on the determination of goodwill impairment. The Corporation cannot predict the occurrences of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base or a material negative change in the relationship with significant customers.
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	532	499

Carrying value of core deposit intangibles	$835	$868

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2011 and December 31, 2010 is as follows:

	At March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$58,885	$132	$(546)	$58,471
Mortgage backed securities	106,219	3,890	(51)	110,058
Collateralized mortgage obligations	40,845	1,054	—	41,899
State and political subdivisions	24,639	702	(206)	25,135

Total securities available for sale	$230,588	$5,778	$(803)	$235,563

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,239	$511	$(682)	$56,068
Mortgage backed securities	91,793	4,128	(30)	95,891
Collateralized mortgage obligations	44,297	1,249	(27)	45,519
State and political subdivisions	24,125	522	(400)	24,247

Total securities available for sale	$216,454	$6,410	$(1,139)	$221,725

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $140,238 and $152,079 at March 31, 2011 and December 31, 2010 respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Mortgage backed securities are not due at a single maturity date and are shown separately.

	At March 31, 2011
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Securities available for sale:
Due in one year or less	$—	$—
Due from one year to five years	36,129	36,000
Due from five years to ten years	18,264	18,822
Due after ten years	29,131	28,784
Mortgage backed securities and Collateralized Mortgage Obligations	147,064	151,957

Total	$230,588	$235,563

Realized gains and losses related to securities available-for-sale at March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010
	(Dollars in thousands)
Gross realized gains	$412	$138
Gross realized losses	—	(100)

Net securities gains	$412	$38

Proceeds from the sale of available for sale securities	$15,499	$4,170

The securities portfolio contained $6,000 and $6,721 in non-rated securities of state and political subdivisions at March 31, 2011 and December 31, 2010, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $6,114 and $6,784 at March 31, 2011 and December 31, 2010, respectively. Management reviewed these non-rated securities and has determined that there was no other than temporary impairment to their value at March 31, 2011 and December 31, 2010.
The following is a summary of securities that had unrealized losses at March 31, 2011 and December 31, 2010. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At March 31, 2011 there were 28 securities with unrealized losses totaling $803 and at December 31, 2010, the Corporation held 33 securities with unrealized losses totaling $1,139. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$38,278	$(546)	$—	$—	$38,278	$(546)
Mortgage backed securities	6,395	(51)	—	—	6,395	(51)
State and political subdivisions	1,942	(206)	—	—	1,942	(206)

Total	$46,615	$(803)	$—	$—	$46,615	$(803)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$29,352	$(682)	$—	$—	$29,352	$(682)
Mortgage backed securities	14,617	(30)	—	—	14,617	(30)
Collateralized mortgage obligations	10,027	(27)	—	—	10,027	(27)
State and political subdivisions	1,633	(400)	—	—	1,633	(400)

Total	$55,629	$(1,139)	$—	$—	$55,629	$(1,139)

(6) Loans and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Loan losses are charged off against the allowance when Management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.
The allowance is comprised of a general allowance and a specific allowance for identified problem loans. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. The methodology applies to the Corporation’s total loan portfolio including the performing portion of commercial and commercial real estate loans, real estate, and all types of other loans. The loss factors are applied accordingly on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio. These other factors include but are not limited to: changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; changes in national and local economic and business conditions, including the condition of various market segments; changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due and classified loans, the volume of nonaccrual loans, troubled debt restructurings and other loan modifications; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of external factors, such as legal and regulatory requirements, on the level of estimated credit losses in the Corporation’s current portfolio. Specific allowances are established for all impaired loans when Management has determined that, due to identified significant conditions, it is probable that a loss will be incurred.
Activity in the Loan balances and the allowance for loan losses by segment at March 31, 2011 and December 31, 2010 are summarized as follows:

				Home
		Commercial		Equity
March 31, 2011	Commercial	Real Estate	Residential	Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$1,317	$11,127	$805	$1,512	$471	$904	$16,136
Losses charged off	—	(230)	(273)	(345)	(195)	(69)	(1,112)
Recoveries	31	102	4	1	25	28	191
Provision charged to expense	(197)	1,004	390	772	601	(470)	2,100

Balance, end of period	$1,151	$12,003	$926	$1,940	$902	$393	$17,315

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$199	$7,508	$26	$—	$—	$—	$7,733
Collectively evaluated for impairment	952	4,495	900	1,940	902	393	9,582

Total ending allowance balance	$1,151	$12,003	$926	$1,940	$902	$393	$17,315

Loans:
Individually evaluated for impairment	$1,027	$38,850	$2,561	$—	$—	$—	$42,438
Collectively evaluated for impairment	65,597	340,358	67,604	131,119	150,196	13,317	768,191

Total ending loans balance	$66,624	$379,208	$70,165	$131,119	$150,196	$13,317	$810,629

				Home
		Commercial		Equity
December 31, 2010	Commercial	Real Estate	Residential	Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$862	$14,390	$528	$1,591	$622	$799	$18,792
Losses charged off	(1,507)	(8,508)	(1,491)	(1,091)	(573)	(455)	(13,625)
Recoveries	157	87	30	39	138	293	744
Provision charged to expense	1,805	5,158	1,738	973	284	267	10,225

Balance, end of year	$1,317	$11,127	$805	$1,512	$471	$904	$16,136

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$206	$6,865	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	1,111	4,262	759	1,512	471	904	9,019

Total ending allowance balance	$1,317	$11,127	$805	$1,512	$471	$904	$16,136

Loans:
Individually evaluated for impairment	$1,333	$38,853	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	64,329	336,950	70,203	132,536	150,031	13,862	767,911

Total ending loans balance	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

Activity in the allowance for loan losses for the three month period ended March 31, 2010 is summarized as follows:

March 31, 2010
(Dollars in thousands)
Balance at the beginning of period	$18,792
Provision for loan losses	2,109
Loans charged-off	(1,851)
Recoveries on loans previously charged-off	133

Balance at the end of the period	$19,183

Delinquencies
Delinquencies are a sign of weakness in credit quality. Lending staff at the Corporation monitor the financial performance and delinquency of borrowers in their portfolios. Lenders are responsible for managing delinquencies by following up with their borrowers and making arrangement for payments. The Corporation determines if a commercial or commercial real estate loan is delinquent based on the number of days past due according to the contractual terms of the note. For residential, home equity and consumer loans, the Corporation considers the borrower delinquent if they are in arrears two or more monthly payments. The following sequence is followed in managing delinquent accounts:
• 15-30 days past due- a collection notice is sent reminding the customer of past due status and the urgency of bringing the account current.

• 45 days past due- a default letter is sent declaring the loan in default and advising the customer that legal action will be necessary if the account is not brought current immediately.
• 60 days past due- an “attorney letter” accelerating the loan is sent advising the borrower that legal proceedings to collect the debt will begin immediately.
Management monitors delinquencies and potential problem loans on a recurring basis. At March 31, 2011 there was $38,831 in total past due loans or 4.79% of total loans compared to $36,316 or 4.48% of total loans at December 31, 2010. A table showing total loan delinquencies as of March 31, 2011 and December 31, 2010 by loan segment is as follows:
Age Analysis of Past Due Loans
as of March 31, 2011

							Recorded
	30-59 Days	60-89 Days	Greater than				Investment >
(Dollars in thousands)	Past Due	Past Due	90 Days	Total Past Due	Current	Total Loans	90 Days and Accruing
Commercial	$41	$484	$805	$1,330	$65,294	$66,624	$—
Commercial Real Estate	3,973	2,474	19,688	26,135	353,073	379,208	—
Residential	910	1,154	6,025	8,089	62,076	70,165	331
Home Equity Loans	1,222	50	923	2,195	128,924	131,119	—
Indirect	519	114	115	748	149,448	150,196
Consumer	310	6	18	334	12,983	13,317	—

Total	$6,975	$4,282	$27,574	$38,831	$771,798	$810,629	$331

Age Analysis of Past Due Loans
as of December 31, 2010

							Recorded
	30-59 Days	60-89 Days	Greater than				Investment >
(Dollars in thousands)	Past Due	Past Due	90 Days	Total Past Due	Current	Total Loans	90 Days and Accruing
Commercial	$31	$211	$793	$1,035	$64,627	$65,662	$—
Commercial Real Estate	1,906	856	19,970	22,732	353,071	375,803	—
Residential	1,018	1,284	7,172	9,474	65,211	74,685	—
Home Equity Loans	776	235	1,130	2,141	130,395	132,536	—
Indirect	612	123	112	847	149,184	150,031
Consumer	61	—	26	87	13,775	13,862	—

Total	$4,404	$2,709	$29,203	$36,316	$776,263	$812,579	$—

Impaired Loans
     A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Information regarding impaired loans as of March 31, 2011 and December 31, 2010 is as follows:

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
At March 31, 2011	Investment	Balance	Allowance	Balance	Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial	$259	$259	$—	$534	$—
Commercial Real Estate	6,934	9,098	—	4,755	195
Residential	2,185	2,366	—	2,187	3
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial	768	1,416	199	662	—
Commercial Real Estate	31,916	36,175	7,508	29,602	13
Residential	376	376	26	377	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$42,438	$49,690	$7,733	$38,117	$211

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
At December 31, 2010	Investment	Balance	Allowance	Balance	Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial	$549	$549	$—	$600	$16
Commercial Real Estate	6,393	10,367	—	8,643	133
Residential	4,031	3,432	—	2,666	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial	784	1,432	206	1,143	—
Commercial Real Estate	32,460	35,483	6,865	29,946	6
Residential	451	1,416	46	102	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$44,668	$52,679	$7,117	$43,100	$155

Nonaccrual loans at March 31, 2011 were $37,808, compared to $41,831 at December 31, 2010.
Loans On NonAccrual Status

	March 31, 2011	December 31,2010
	(Dollars in thousands)
Commercial	$1,288	$1,333
Commercial Real Estate	24,904	25,941
Residential	8,417	11,052
Home Equity Loans	2,213	2,372
Indirect	664	667
Consumer	322	466

Total Nonaccrual Loans	$37,808	$41,831

Percentage of nonaccrual loans to portfolio loans	4.66%	5.15%
Percentage of nonaccrual loans to total assets	3.22%	3.63%
Troubled Debt Restructuring
     A restructuring of a debt constitutes a troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt structuring applies in a particular instance. As of March 31, 2011, the Corporation had two loans that were classified as troubled debt restructurings which totaled $1,027. As of December 31, 2010, the Corporation had one loan that was classified as a troubled debt restructuring in the amount of $636. The loans have made timely payments of principal and interest per the modified agreement throughout 2011.
Credit Risk Grading
     Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for March 31, 2011 and December 31, 2010:
•	Grades 1 -5: defined as “Pass” credits — loans which are protected by the borrower’s current net worth and paying capacity or by the value of the underlying collateral. Pass credits are current or have not displayed a significant past due history.

•	Grade 6: defined as “Special Mention” credits — loans where a potential weakness or risk exists, which could cause a more serious problem if not monitored. Loans listed for special mention generally demonstrate a history of repeated delinquencies, which may indicate a deterioration of the repayment abilities of the borrower.

•	Grade 7: defined as “Substandard” credits — loans that have a well-defined weakness based on objective evidence and is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Grade 8: defined as “Doubtful” credits — loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable.

•	Grade 9: defined as “Loss” credits — loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.
For residential, home equity, indirect and consumer loan segments, the Corporation monitors credit quality using a combination of the delinquency status of the loan and/or the Corporation’s internal credit risk grades as indicated above.

The following table presents the recorded investment of commercial, commercial real estate and residential construction loans by internal credit risk grade and the recorded investment in residential, home equity, indirect and consumer loans based on delinquency status as of March 31, 2011 and December 31, 2010:

		Commercial Real		Home Equity
	Commercial	Estate	Residential*	Loans	Indirect	Consumer	Total
Commercial Credit Exposure	March 31, 2011
			(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,166	$—	$—	$—	$—	$—	$3,166
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	155	2,970	—	—	—	—	3,125
Grade 4 - Average	8,206	53,347	264	—	—	—	61,817
Grade 5 - Acceptable	51,125	255,418	4,054	—	—	—	310,597

Total Pass Credits	62,652	311,735	4,318	—	—	—	378,705
Grade 6 - Special mention	2,273	16,178	367	—	—	—	18,818
Grade 7 - Substandard	1,699	51,295	2,291	—	—	—	55,285
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	66,624	379,208	6,976	—	—	—	452,808
Loans not monitored by internal risk grade:

Current loans not internally risk graded	—	—	56,593	128,924	149,448	12,983	347,948
30-59 days past due loans not internally risk graded	—	—	910	1,222	519	310	2,961
60-89 days past due loans not internally risk graded	—	—	491	50	114	6	661
90+ days past due loans not internally risk graded	—	—	5,195	923	115	18	6,251

Total loans not internally credit risk graded	—	—	63,189	131,119	150,196	13,317	357,821

Total loans internally and not internally credit risk graded	$66,624	$379,208	$70,165	$131,119	$150,196	$13,317	$810,629

		Commercial Real		Home Equity
	Commercial	Estate	Residential*	Loans	Indirect	Consumer	Total
Commercial Credit Exposure	December 31, 2010
			(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,124	$—	$—	$—	$—	$—	$3,124
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	162	3,055	—	—	—	—	3,217
Grade 4 - Average	8,343	59,651	267	—	—	—	68,261
Grade 5 - Acceptable	49,727	246,475	5,733	—	—	—	301,935

Total Pass Credits	61,356	309,181	6,000	—	—	—	376,537
Grade 6 - Special mention	2,599	13,807	170	—	—	—	16,576
Grade 7 - Substandard	1,707	52,815	2,516	—	—	—	57,038
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	65,662	375,803	8,686	—	—	—	450,151
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,389	130,395	149,184	13,775	350,743
30-59 days past due loans not internally risk graded	—	—	1,018	776	612	61	2,467
60-89 days past due loans not internally risk graded	—	—	1,032	235	123	—	1,390
90+ days past due loans not internally risk graded	—	—	6,560	1,130	112	26	7,828

Total loans not internally credit risk graded	—	—	65,999	132,536	150,031	13,862	362,428

Total loans internally and not internally credit risk graded	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

*	Residential loans include conventional 1-4 family residential property loans and conventional 1-4 family residential property loans used to finance the cost of construction when upon completion of construction the loan converts into a permanent mortgage.
The Corporation adheres to underwriting standards consistent with its Loan Policy for indirect and consumer loans. Final approval of a consumer credit depends on the repayment ability of the borrower. Repayment ability generally requires the determination of the borrower’s capacity to meet current and proposed debt service requirements. A borrower’s repayment ability is monitored based on delinquency, generally for time periods of 30 to 59 days past due, 60 to 89 days past due and greater than 90 days past due. This information is provided in the above delinquent loan table. Additionally, a good indicator of repayment ability is a borrower’s credit history. A borrower’s credit history is evaluated though the use of credit reports and/or an automated underwriting system. A borrower’s credit score is an indication of a person’s creditworthiness that is used to access the likelihood that a borrower will repay their debts. A credit score is generally based upon a person’s past credit history and is a number between 300 and 850 — the higher the number, the more creditworthy the person is deemed to be.

Below is a table that shows the weighted average credit scores for residential, home equity, indirect and consumer loans for the three and twelve months ended March 31, 2011 and December 31, 2010.

Consumer Credit Score Migration	March 31, 2011	December 31, 2010
Total residential	703	701
Total home equity loans	750	750
Total loans to individuals	725	728
Total indirect	766	771
Total revolving lines	713	713

(7) Deposits
Deposit balances at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Demand and other noninterest-bearing	$119,704	$115,476
Interest checking	150,671	134,375
Savings	95,984	91,882
Money market accounts	101,757	92,177
Consumer time deposits	471,728	464,860
Public time deposits	61,255	79,756

Total deposits	$1,001,099	$978,526

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $232,520 and $240,127 at March 31, 2011 and December 31, 2010, respectively.
The maturity distribution of certificates of deposit as of March 31, 2011 follows:

	Within	After 12 months but	After 36 months but
	12 months	within 36 months	within 60 months	After 5 years	Total
			(Dollars in thousands)
Consumer time deposits	$341,497	$98,337	$31,894	$—	$471,728
Public time deposits	54,511	4,234	2,010	500	61,255

Total time deposits	$396,008	$102,571	$33,904	$500	$532,983

(8) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2011, the Bank had pledged approximately $88,651 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $44,325. No amounts were outstanding at March 31, 2011 or December 31, 2010. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of March 31, 2011 and December 31, 2010.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at March 31, 2011 and December 31, 2010 were $580 and $932, respectively. The interest rate paid on these borrowings was 0.25% at March 31, 2011 and 0.25% at December 31, 2010. No Federal Funds were purchased as of March 31, 2011 and December 31, 2010.
(9) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $42,500 and $42,501 at March 31, 2011 and December 31, 2010, respectively. All advances are bullet maturities with no call features. At March 31, 2011, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $56,063 and $26,695, respectively. The maximum borrowing capacity of the Bank at March 31, 2011 was $48,819 with unused collateral borrowing capacity of $4,782. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB.

Maturities of FHLB advances outstanding at March 31, 2011 and December 31, 2010 are as follows.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%	$—	$15,000
Maturity March 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014 though August 2014, with fixed rates ranging from 2.06% to 3.55%	15,037	10,040
Maturities January 2015 through July 2015, with fixed rates ranging from 2.00% to 4.76%	12,463	2,461

Total FHLB advances	$42,500	$42,501

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
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2010 were 1.77% and 6.64% for Trust I and Trust II, respectively. At March 31, 2011 and December 31, 2010, accrued interest payable for Trust I was $6 and $6 and for Trust II was $24 and $30, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At March 31, 2011, the balance of the subordinated notes payable to Trust I and Trust II were each $8,119.
In August 2010, the Corporation entered into an agreement with certain holders of its currently non-pooled trust preferred securities to exchange up to $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for up to 525,000 newly issued shares of the Corporation’s common stock. The Corporation issued 462,234 shares of common stock at a volume-weighted average price of $4.41 per share in exchange for the $4,250 in aggregate principal amount of tendered Trust I and Trust II trust preferred securities and recorded a gain on extinguishment of debt of $2,210.
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
A summary of the contractual amount of commitments at March 31, 2011 follows:

Amount
(Dollars in thousands)
Commitments to extend credit	$71,895
Home equity lines of credit	77,492
Standby letters of credit	8,407

Total	$157,794

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2011 and December 31, 2010.
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
The estimated fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold, short-term investments and interest-bearing deposits in other banks	$64,741	$64,741	$48,568	$48,568
Securities	235,563	235,563	221,725	221,725
Portfolio loans, net	793,314	789,590	796,443	801,585
Loans held for sale	5,261	5,261	5,105	5,105
Accrued interest receivable	3,788	3,788	3,519	3,519
Financial liabilities
Deposits:
Demand, savings and money market	468,116	468,116	433,910	433,910
Certificates of deposit	532,983	539,788	544,616	551,832

Total deposits	1,001,099	1,007,904	978,526	985,742

Short-term borrowings	580	580	932	932
Federal Home Loan Bank advances	42,500	43,746	42,501	43,613
Junior subordinated debentures	16,238	15,646	16,238	15,746
Accrued interest payable	1,450	1,450	1,434	1,434
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
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

			Significant
		Quoted Prices in	Other
		Active Markets	Observable	Significant
	Fair Value as of	for Identical	Inputs	Unobservable Inputs
Description	March 31, 2011	Assets (Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$58,471	$—	$58,471	$—
Mortgage backed securities	110,058	—	110,058	—
Collateralized mortgage obligations	41,899	—	41,899	—
State and political subdivisions	25,135	—	25,135	—

Total	$235,563	$—	$235,563	$—

			Significant
		Quoted Prices in	Other	Significant
	Fair Value as of	Active Markets	Observable	Unobservable
	December 31,	for Identical	Inputs	Inputs
Description	2010	Assets (Level 1)	(Level 2)	(Level 3)

(Dollars in thousands)
Trading Securities	$—	$—		$—
Securities available for sale:
U.S. Government agencies and corporations	56,068	—	56,068	—
Mortgage backed securities	95,891	—	95,891	—
Collateralized mortgage obligations	45,519	—	45,519	—
State and political subdivisions	24,247	—	24,247	—

Total	$221,725	$—	$221,725	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2011 and year the ended December 31, 2010. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and or from independent brokers.
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

		Internal
		Models	Internal
	Quoted	with	Models with
	Market	Significant	Significant
	Prices in	Observable	Unobservable
	Active	Market	Market
	Markets	Parameters	Parameters
March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$42,438	$42,438
Other real estate	—	—	3,348	3,348
Mortgage servicing rights	—	—	891	891

Total assets at fair value on a nonrecurring basis	$—	$—	$46,677	$46,677

		Internal
		Models	Internal
	Quoted	with	Models with
	Market	Significant	Significant
	Prices in	Observable	Unobservable
	Active	Market	Market
	Markets	Parameters	Parameters
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$44,668	$44,668
Other real estate	—	—	3,119	3,119
Mortgage servicing rights	—	—	758	758

Total assets at fair value on a nonrecurring basis	$—	$—	$48,545	$48,545

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. The fair value of collateral-dependent impaired loans and other real estate owned is determined through the use of an independent third-party appraisal (Level 3 input), once a loan is identified as impaired or the Corporation takes ownership of a property. The Corporation maintains a disciplined approach of obtaining updated independent third-party appraisals relating to such loans or property on at least an annual basis, at which time the determination of fair value is updated as necessary to reflect the appraisal. In addition, management reviews the fair value of those collateral-dependent impaired loans in amounts that it considers to be material ($250,000 or greater) on a monthly basis and makes necessary adjustments to the fair value based on individual facts and circumstances, which review may include obtaining new third-party appraisals.
Mortgage Servicing Rights (MSR). The Corporation carries its mortgage servicing rights at lower of cost or fair value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights occur in private transactions and the precise terms and conditions of the sales are typically not readily available (Level 3), there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such the Corporation utilizes a third party vendor to perform a valuation on the mortgage servicing rights to estimate the fair value. The Corporation reviews the estimated fair values and assumptions used by the third party in the on a quarterly basis.
Impaired and Nonaccrual Loans. Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. The Corporation estimates the fair value of these loans based on the estimated realizable values of available collateral, which is typically based on current independent third-party appraisals.
Other Real Estate Owned. Other real estate owned (“OREO”) is measured and reported at fair value when the current book value exceeds the estimated fair value of the property. Management’s determination of the fair value for these loans uses a market approach representing the estimated net proceeds to be received from the sale of the property based on observable market prices and market value provided by independent, licensed or certified appraisers (Level 3 Inputs).
(13) Share-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of March 31, 2011 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010 and 2011. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007.
     Stock Options
The expense recorded for stock options was $0 and $6 for the first quarter of March 31, 2011 and March 31, 2010, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
Options outstanding at March 31, 2011 were as follows:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractual		Average
	Number	Life (Years)	Number	Exercise Price

Range of Exercise Prices
$5.34-$5.34	2,500	8.13	833	$5.34
$14.47-$15.34	82,000	6.85	82,000	14.47
$15.35-$16.50	52,500	5.96	52,500	15.78
$16.51-$19.10	30,000	4.84	30,000	19.10
$19.11-$19.17	30,000	3.84	30,000	19.17

Outstanding at end of period	197,000	5.87	195,333	$16.22

A summary of the status of stock options at March 31, 2011 and March 31, 2010 and changes during the three months then ended is presented in the table below:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price per		Price per
	Options	Share	Options	Share
Outstanding at beginning of period	197,000	$16.12	198,000	$16.12
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	197,000	$16.12	198,000	$16.12

Exercisable at end of period	195,333	$16.22	161,163	$16.60

There were no options exercised during the first quarter of 2011 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the first quarter of 2011 was $0.
A summary of the status of nonvested stock options at March 31, 2011 is presented in the table below:

		Weighted
		Average
	Nonvested	Exercise Price
	Shares	per share
Nonvested at January 1, 2011	29,004	$13.95
Granted	—	—
Vested	27,337	14.47
Forfeited or expired	—	—
Nonvested at March 31, 2011	1,667	5.34
     Restricted Shares
During the first quarter of 2011, the Corporation issued 40,000 shares of long-term restricted stock at the current market price of the Corporation’s stock on the date of grant which was $5.28 per share. In 2010 the Corporation issued 86,852 shares of long-term restricted stock at a weighted average price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the three months ended March 31, 2011 and 2010 was $44 and $7, respectively.
The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at March 31, 2011 is presented in the table below:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2011	86,852	$4.42
Granted	40,000	5.28
Vested	22,500	4.35
Forfeited or expired	—	—
Nonvested at March 31, 2011	104,352	4.76

     Stock Appreciation Rights (“SAR”)
In 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SAR”) at $19.00 per share, 15,500 of which have expired due to employee terminations. The SAR vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SAR shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SAR issued in 2006 will expire in January 2016. The expense recorded for SAR for the first quarter of 2011 and 2010 was $0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2011. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income was $1,130 for the first quarter of 2011. Net income available to common shareholders was $811 or $0.10 per diluted common share. This compares to net income available to common shareholders of $1,012 or $0.14 per diluted common share for the first quarter of 2010. Earnings per diluted common share for 2011 reflect the issuance of common shares in exchange for a portion of the Corporation’s outstanding trust preferred securities. Total revenues, which include net interest income and noninterest income, increased 2.05% for the first quarter of 2011 compared to the same period of 2010.
For the first quarter 2011, net interest income totaled $9,614 compared to $9,779 for the first quarter of 2010. Net interest income on a fully taxable equivalent (FTE) basis for the first quarter of 2011 was $9,739, a 1.67% decrease compared with $9,904 for the first quarter of 2010. Net interest income decreased $165 compared to one year ago mainly due to a decline in the security portfolio which resulted in an overall decrease of 6 basis points in the net interest margin (FTE) for the first quarter 2011 to 3.63%, from 3.69% one year ago.
The provision for loan losses was $2,100 for the quarter ended March 31, 2011 compared to $2,109 for March 31, 2010.
Noninterest income which is traditionally weak in the first quarter totaled $3,071 compared to $2,651 for the first quarter of 2010. While the first quarter included a gain on the sale of securities totaling $412, other fees which include ATM fees and merchant/debit card fees showed improvement year over year. Trust income, gain on the sale of mortgage loans and service charges on deposits were down from a year ago, the latter being negatively impacted by new federal regulations regarding certain bank overdraft fees and charges. Noninterest expense was $9,189 for the first quarter of 2011, compared to $8,693 for the first quarter of 2010, an increase of $496, or 5.71%. The efficiency ratio, which is the measure of cost to generate revenue, increased from 69.24% in the first quarter of 2010 to 71.73% in the first quarter of 2011.
Noninterest expense was $9,189 for the first quarter of 2011, compared to $8,693 for the first quarter of 2010. The increase was driven by a $509 increase in other real estate owned expenses which primarily resulted from the further write-down in the valuation of properties obtained through loan foreclosure proceedings given the current residential and commercial real estate markets, along with higher legal and loan expenses associated with resolving problem loans. Excluding these costs, other noninterest expenses declined from the same period one year ago.
During the first quarter of 2011, loan demand remained relatively weak as total portfolio loans ended the quarter at $810,629, a 2.28% increase compared to $812,579 at December 31, 2010. Total assets for the first quarter ended at $1,175,378 compared to $1,152,537 at the end of 2010. Total deposits grew to $1,001,099 at the end of the first quarter of 2011, up from $978,526 at December 31, 2010. The growth in deposits came in the form of core deposits which improved liquidity while reducing costs.
In addition to the effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans and the need to provide additional allowances due to these lower valuations. Given the current economic conditions, the Corporation continues to work through asset quality challenges.The Corporation’s non-performing loans totaled $37,808, or 4.66 percent of total loans, an improvement from $41,830, or 5.15 percent, at December 31, 2010.
The allowance for possible loan losses was $17,315 at March 31, 2011 compared to $16,136 at December 31, 2010 equaling 2.14 percent of total loans compared to 1.99 percent at December 31, 2010. Annualized net charge-offs to average loans for the quarter ending March 31, 2011 was 0.46% compared to 2.48% at December 31, 2010.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the three months ended March 31, 2011 and 2010. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended March 31,
	March 31, 2011			March 31, 2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$199,582	$1,477	3.00%	$227,600	$2,185	3.89%
State and political subdivisions	24,410	369	6.13	23,178	355	6.22
Federal funds sold and short-term investments	43,312	14	0.13	32,687	9	0.11
Restricted stock	5,741	72	5.09	5,532	61	4.47
Commercial loans	448,182	5,837	5.28	447,470	6,041	5.48
Real estate mortgage loans	64,662	914	5.73	76,764	1,032	5.45
Home equity lines of credit	109,354	1,067	3.96	108,697	1,069	3.99
Installment loans	193,837	2,710	5.67	166,165	2,666	6.51

Total Earning Assets	$1,089,080	$12,460	4.64%	$1,088,093	$13,418	5.00%

Allowance for loan loss	(16,477)			(19,150)
Cash and due from banks	17,132			18,242
Bank owned life insurance	17,206			16,495
Other assets	53,910			56,775

Total Assets	$1,160,851			$1,160,455

Liabilities and Shareholders’ Equity
Consumer time deposits	$468,893	$2,012	1.74%	$478,344	$2,624	2.23%
Public time deposits	66,688	76	0.46	84,851	171	0.82
Money market accounts	97,954	85	0.35	86,946	78	0.36
Savings deposits	93,064	38	0.17	83,142	40	0.19
Interest-bearing demand	143,797	71	0.20	135,110	67	0.20
Short-term borrowings	905	1	0.25	1,597	1	0.23
FHLB advances	42,500	267	2.54	44,192	318	2.91
Trust preferred securities	16,321	171	4.24	20,727	215	4.21

Total Interest-Bearing Liabilities	$930,122	$2,721	1.19%	$934,909	$3,514	1.52%

Noninterest-bearing deposits	116,062			111,250
Other liabilities	4,589			9,270
Shareholders’ Equity	110,078			105,026

Total Liabilities and Shareholders’ Equity	$1,160,851			$1,160,455

Net interest Income (FTE)		$9,739	3.63%		$9,904	3.69%
Taxable Equivalent Adjustment		(125)	(0.05)		(125)	(0.05)

Net Interest Income Per Financial Statements		$9,614			$9,779

Net Yield on Earning Assets			3.58%			3.64%

Results of Operations
Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 75.79% of the Corporation’s revenues for the three months ended March 31, 2011. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $9,614 for the first quarter of 2011 compared to $9,779 during the same quarter of 2010. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the first quarter of 2011 and 2010 was $9,739 and $9,904, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.63% for the three months ended March 31, 2011 compared to 3.69% for the three months ended March 31, 2010.
Average earning assets for the first quarter of 2011 were $1,089,080. This was a slight increase of $987, or .091% compared to the same quarter last year. The prolonged period of lower market interest rates impacted the yield on average earning assets, which resulted in 4.64% in the first quarter of 2011 compared to 5.00% for the same period a year ago. The yield on average loans during the first quarter of 2011 was 5.23%, which was 26 basis points lower than the yield on average loans during the first quarter of 2011 at 5.49%. Interest income from securities was $1,846 (FTE) for the three months ended March 31, 2011, compared to $2,540 during the first quarter of 2010. The yield on average securities was 3.34% and 4.12% for these periods, respectively.
The cost of interest-bearing liabilities was 1.19% during the first quarter of 2011 compared to 1.52% during the same period in 2010. Total average interest-bearing liabilities for the quarter ended March 31, 2011 slightly decreased $4,787, or 0.51%, compared to March 31, 2010. This decrease is due to an improved deposit mix with noninterest bearing accounts of $116,062 increasing by 4.33% when compared to a year ago. Average core deposits for the quarter ended March 31, 2011 increased $6,815, or 0.70%, compared to the same period of 2010. The average cost of trust preferred securities was 4.24% for the first quarter of 2011, compared to 4.21% for the first quarter of 2010. One half of the outstanding trust preferred securities pays dividends at a fixed rate of 6.64% and the other half pays dividends at LIBOR plus 1.48%.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2011 and March 31, 2010. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense
		in 2011 over 2010
	Volume	Rate	Total
		(Dollars in thousands)
U.S. Govt agencies and corporations	$(207)	$(501)	$(708)
State and political subdivisions	19	(5)	14
Federal funds sold and short-term investments	3	2	5
Restricted stock	3	8	11
Commercial loans	9	(213)	(204)
Real estate mortgage loans	(171)	53	(118)
Home equity lines of credit	6	(8)	(2)
Installment loans	387	(343)	44

Total Interest Income	49	(1,007)	(958)

Consumer time deposits	(41)	(571)	(612)
Public time deposits	(21)	(74)	(95)
Money market accounts	10	(3)	7
Savings deposits	4	(6)	(2)
Interest bearing demand	4	—	4
Short-term borrowings	—	—	—
FHLB advances	(11)	(40)	(51)
Trust preferred securities	(46)	2	(44)

Total Interest Expense	(101)	(692)	(793)

Net Interest Income (FTE)	$150	$(315)	$(165)

Net interest income (FTE) for the first quarter 2011 and 2010 was $9,739 and $9,904, respectively. Interest income (FTE) for the first quarter of 2011 decreased $958 in comparison to the same period in 2010. This decrease is attributable to a $1,007 decrease due to rate and an increase of $49 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $708, mainly as a result of the reinvestment of funds in shorter-term U.S. Government agencies and seasoned mortgage-backed securities which have less extension risk given the current interest rate environment. Interest income on commercial loans decreased $204, primarily due to lower market interest rates. The $118 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. The $612 and $95 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates. Total interest expense decreased $793, with the decrease being attributable to a $692 decrease due to rate and a decrease due to volume of $101. Overall, the total decline in net interest income (FTE) of $165 was mainly attributable to an increase in volume of $150 offset by a $315 reduction due to rate which is the difference between interest income and interest expense.

     Noninterest Income
Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Investment and trust services	$403	$445
Deposit service charges	916	939
Electronic banking fees	906	794
Income from bank owned life insurance	174	171
Other income	79	93

Total fees and other income	2,478	2,442

Gain on sale of securities	412	38
Gain on sale of loans	179	192
Gains (losses) on sale of other assets	2	(21)

Total noninterest income	$3,071	$2,651

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010 Noninterest Income Comparison
Total fees and other income for the three months ended March 31, 2011 was $2,478, an increase of $36, or 1.47%, over the same period 2010. Income earned on investment and trust services declined $42 compared to the prior period as a result of the discontinuation of the Corporation’s brokerage division which occurred during the third quarter of 2010. Deposit service charges decreased by $23 when compared to a year ago and will continue to be impacted by the economic environment and new regulations regarding overdrafts. Electronic banking fees increased by $112 when compared to a year ago.
Total net gains recorded during the first quarter of 2011 increased $384 over the first quarter of 2010. This increase was mainly attributable to the $412 gain on sale of securities. Gains on the sale of loans decreased $13 primarily as a result of the lower volume of mortgage loan sales during the first quarter. During the first quarter of 2011, a total of $9,722 of mortgage loans were sold in the secondary market compared to $13,532 for first quarter 2010, a decrease of 28.16%.

     Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$4,091	$3,918
Furniture and equipment	680	933
Net occupancy	612	615
Outside services	486	553
Marketing and public relations	271	246
Supplies, postage and freight	272	342
Telecommunications	215	212
Ohio Franchise tax	298	281
FDIC Assessments	574	528
Other real estate owned	590	81
Electronic banking expenses	209	184
Loan and Collection Expense	442	323
Other expense	449	477

Total noninterest expense	$9,189	$8,693

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010 Noninterest Expense Comparison
Noninterest expense for the first quarter of 2011 increased $496, or 5.71%, compared to the same period of 2010. Other real estate costs increased $509 for the first quarter of 2011 compared to 2010, mainly due to higher costs associated with foreclosure proceedings and valuation allowances recorded for these properties. Loan and collection expense increased $119 when compared to the prior period. This is mainly attributable to the Corporation’s expanded efforts related to workouts of its problem loans. Offsetting these increases was a decline in furniture and equipment expense, which decreased $253 compared to the same period last year, mainly as a result of the consolidation of data servicing centers during the first quarter of 2010.
     Income taxes
Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010 Income Taxes Comparison
The Corporation recognized income tax expense of $266 and $297 for the first quarter of 2011 and 2010, respectively. Included in net income for the three months ended March 31, 2011 was $413 of nontaxable income, including $142 related to life insurance policies and $271 of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax is significantly less than income before income tax expense.
Financial Condition
     Overview
The Corporation’s assets at March 31, 2011 were $1,175,378 compared to $1,152,537 at December 31, 2010. This is an increase of $22,841, or 1.98%. Total securities increased $13,838, or 6.24%, compared to December 31, 2010, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. Portfolio loans decreased $1,950, or 0.24%, from December 31, 2010. Total deposits at March 31, 2011 were $1,001,099 compared to $978,526 at December 31, 2010. The growth in deposits came in the form of core deposits which generally tends to improve liquidity while reducing costs.

     Securities
The composition of the Corporation’s securities portfolio at March 31, 2011 and December 31, 2010 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. Currently, the portfolio is comprised of 97.62% available for sale securities and 2.38% restricted stock. Available for sale securities are comprised of 24.82% U.S. Government agencies, 46.72% U.S. agency mortgage backed securities, 17.79% U.S. agency collateralized mortgage obligations and 10.67% municipal securities. At March 31, 2011 the available for sale securities had a net temporary unrealized gain of $4,975, representing 2.16% of the total amortized cost of the Bank’s available for sale securities.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides detail by loan segment.
Table 5: Details on Loan Balances

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial real estate	$379,208	$375,803
Commercial	66,624	65,662
Real estate mortgage	70,165	74,685
Home equity	131,119	132,536
Indirect	150,196	150,031
Consumer	13,317	13,862

Total Loans	810,629	812,579
Allowance for loan losses	(17,315)	(16,136)

Net Loans	$793,314	$796,443

As the availability of quality loan opportunities remain weak throughout the financial industry, the Corporation managed to marginally increase its commercial real estate and commercial loan portfolios during the first quarter of 2011. Commercial real estate loans increased by $3,405, or 0.91%, compared to December 31, 2010 and commercial loans increased by $962, or 1.46%, compared to December 31, 2010. The decline of $4,520 in real estate mortgages is mainly attributable to refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. Home equity loans declined $1,417 or 1.07%, compared to December 31, 2010 and indirect and consumer loans did not change significantly compared to December 31, 2010.
Total portfolio loans at March 31, 2011 were $810,629. This is a decrease of $1,950 from December 31, 2010. At March 31, 2011, commercial and commercial real estate loans represented 55.00% of total portfolio loans. Real estate mortgages and home equity loans comprise 8.56% and 16.18% of total portfolio loans, respectively. Indirect and consumer loans were 20.17% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.
Loans held for sale, and not included in portfolio loans, were $5,261 at March 31, 2011. Mortgage loans held for sale accounted for the majority of the loans held for sale. The Corporation has a practice of retaining the servicing rights on loans that are sold.
Expected cash flow and interest rate information for loans is presented in the following table:

Table 6: Cash Flow and Interest Rate Information for Loans:

March 31, 2011
Due in one year or less	$249,998
Due after one year but within five years	286,872
Due after five years	273,759

Totals	$810,629

Due after one year with a predetermined fixed interest rate	$220,919

Due after one year with a floating interest rate	339,712

Totals	$560,631

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 7 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month periods ended March 31, 2011 and 2010.

Table 7: Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Balance at beginning of period	$16,136	$18,792
Charge-offs:
Commercial real estate	230	1,018
Commercial & industrial	—	40
Real estate mortgage	273	—
Home equity lines of credit	345	429
Indirect installment	195	265
Direct Installment	33	49
Overdrafts	36	50

Total charge-offs	1,112	1,851

Recoveries:
Commercial real estate	102	1
Commercial & industrial	31	1
Real estate mortgage	4	1
Home equity lines of credit	1	—
Indirect installment	25	103
Direct Installment	9	6
Overdrafts	19	21
Total Recoveries	191	133

Net Charge-offs	921	1,718

Provision for loan losses	2,100	2,109

Balance at end of period	$17,315	$19,183

Loans outstanding at end of period	$810,629	$792,585

Allowance for loan losses as a percent of loans outstanding at the end of the period	2.14%	2.42%

Average Loans Outstanding	$810,971	$796,040

Annualized ratio to average loans:
Net Charge-offs	0.46%	0.88%
Provision for loan losses	1.05%	1.07%
Due to the overall economic conditions and increasing levels of problem loans experienced industry wide, primarily commercial and commercial real estate loans, the Corporation created a dedicated loan workout group early in the fourth quarter of 2009 staffed with new hires with workout experience. During 2010, as the group became familiar with the problem loans, a segment of commercial and commercial real estate loans which had previously been identified as having higher risk factors in accordance with ASC 450 (FAS 5) was designated as impaired in accordance with ASC 310-10-35 (FAS 114). In addition, the Corporation improved the timeliness of recognizing liquidation as the primary source of repayment of the problem loans. These loans were then charged-down to their net realizable values, less costs to sell, in accordance with ASC 310-10-35 (FAS 114). As a result, the Corporation experienced an increase in charge-offs in 2010, primarily with respect to commercial and commercial real estate loans, which in turn reduced the level of specific reserves provided for these loans under ASC 310-10-35 (FAS 114). During the same period and in response to increasing levels of problem loans experienced by the Corporation, the level of the portion of the Corporation’s allowance for loan losses allocated to loans having high risk factors in accordance with ASC 450 (FAS 5) increased.

The allowance for loan losses at March 31, 2011 was $17,315, or 2.14%, of outstanding loans, compared to $19,183, or 2.42%, of portfolio loans at March 31, 2010 and $16,136, or 1.99%, of outstanding loans at December 31, 2010. The allowance for loan losses was 45.80% and 44.71% of nonperforming loans at March 31, 2011 and March 31, 2010, respectively.
The provision for loan losses for the quarter ended March 31, 2011 was $2,100 compared to provision for loan losses of $2,109 one year ago. Net charge-offs for the three months ended March 31, 2011 were $921, compared to $1,718 for the three months ended March 31, 2010. Annualized net charge-offs as a percent of average loans for the first quarter of 2011 was 0.46% compared to 0.88% for the same period in 2010. The provision for loan losses for the three month period ended March 31, 2011 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at March 31, 2011. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
     Deposits
Table 8: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
		For the three months ended
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Demand deposits	$116,062	$112,810	0.00%	0.00%
Interest checking	143,797	141,974	0.20	0.17%
Savings deposits	93,064	89,982	0.17	0.17%
Money Market Accounts	97,954	93,502	0.35	0.41%
Consumer time deposits	468,893	464,924	1.74	1.81%
Public time deposits	66,688	80,990	0.46	0.54%

Total Deposits	986,458	984,182	0.94	0.98%
Short-term borrowings	905	1,852	0.25	0.25%
FHLB borrowings	42,500	42,501	2.54	2.98%
Junior subordinated debentures	16,321	16,322	4.24	3.18%

Total borrowings	59,726	60,675	2.97	2.95%

Total funding	$1,046,184	$1,044,857	1.19%	1.23%

Average deposits for the three months ended March 31, 2011 were $986,458 compared to average deposits of $984,182 for the three months ended December 31, 2010. Average public time deposits decreased $14,302 over the three month period between December 31, 2010 and March 31, 2011 primarily as a result of lower market interest rates during the first quarter of 2011. Deposit accounts and the generation of deposit accounts continue to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on public certificate of deposit accounts and has maintained the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
Substantially all of the Bank’s deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) into law. The Dodd-Frank Act established a minimum designated reserve ratio (DRR) of 1.35 percent of estimated insured deposits, mandates the FDIC adopt a restoration plan should the fund balance fall below 1.35 percent, and provide dividends to the industry should the fund balance exceed 1.50 percent.
The following table summarizes total consumer and public time deposits greater than or equal to $100,000 as of March 31, 2011 by remaining maturity:

Table 9: Consumer and Public Time Deposits Greater Than $100,000

March 31, 2011
(Dollars in thousands)
Less than 3 months	$39,015
3 to 6 months	52,946
6 to 12 months	91,526
Over 12 months	49,033

Total	$232,520

     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2011, the Corporation had $580 of short-term borrowings. There were no federal funds purchased at March 31, 2011. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $42,500 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,501 at December 31, 2010. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.
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
     Regulatory Capital
The Corporation continues to maintain an appropriate capital position. Total shareholders’ equity was $110,049 at March 31, 2011. This is an increase of 0.53% over December 31, 2010. For the three months ended March 31, 2011, total shareholders’ equity was increased by net income of $1,130 as well as $44 for share-based compensation. Factors decreasing shareholders’ equity were a $195 decrease in accumulated other comprehensive gain resulting from a decrease in the fair value of available for sale securities, cash dividends payable to common shareholders in the amount of $79 and cash dividends payable to preferred shareholders in the amount of $315. The Corporation held 328,194 shares of common stock as treasury stock at March 31, 2011, at a cost of $6,092.
The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At March 31, 2011 and December 31, 2010, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program.

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
     Nonperforming Assets
Total nonperforming assets consist of nonperforming loans and other foreclosed assets. A loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The ratio of nonperforming loans to total loans decreased from 5.15% at December 31, 2010 to 4.66% at March 31, 2011. This is the result of managements continued focus on asset quality. Nonperforming loans at March 31, 2011 were $37,808 as compared to $41,830 at December 31, 2010, a decrease of $4,022. Of this total, commercial real estate loans were $24,904 or 65.87% of total nonperforming loans compared to $25,941 or 62.01% of total nonperforming loans at December 31, 2010. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.
Other foreclosed assets were $3,348 as of March 31, 2011 compared to $3,119 at December 31, 2010. The $3,348 is comprised of $2,603 in 1-4 family residential properties and $745 in non-farm non-residential properties. This compares to $1,935 in 1-4 family residential properties and $1,184 in non-farm non-residential properties as of December 31, 2010.
Table 10 sets forth nonperforming assets at March 31, 2011 and December 31, 2010.

Table 10: Nonperforming Assets

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans	$26,192	$28,613
Real estate mortgage	8,417	8,853
Home equity lines of credit	2,213	2,398
Installment loans	986	1,967

Total nonperforming loans	37,808	41,831

Other foreclosed assets	3,348	3,119

Total nonperforming assets	$41,156	$44,950
Loans 90 days past due accruing interest	$331	$—
Total nonperforming loans to total portfolio loans	4.66%	5.15%

Allowance for loan losses to nonperforming assets	42.07%	35.90%

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
Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income -at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at March 31, 2011, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $638, or 1.65%, and in a -200 basis point shock, net interest income would decrease $2,329, or 6.02%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the bank’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the bank’s interest rate risk exposure. At March 31, 2011, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 14.40% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.10%.
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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $102,142 at March 31, 2011.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2010, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2010 annual meeting of shareholders. On March 24, 2010, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2010, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2010, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. The case has been fully briefed and the parties are awaiting a decision from the Sixth Circuit Court of Appeals regarding the continuing preliminary injunction. Once the Sixth Circuit makes its decision, the case will be remanded to the District Court for dispositive motions and, if necessary, a trial on the merits.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
(a)	The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: May 12, 2011	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.