Form 10-Q
period 2011-06-30
LNB BANCORP INC
filed 2011-08-08
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of common shares of the registrant outstanding on August 3, 2011 was 7,882,249.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$26,463	$17,370
Federal funds sold and interest bearing deposits in banks	6,018	31,198

Cash and cash equivalents	32,481	48,568
Securities available for sale, at fair value (Note 5)	231,025	221,725
Restricted stock	5,741	5,741
Loans held for sale	1,308	5,105
Loans: (Note 6)
Portfolio loans	830,312	812,579
Allowance for loan losses (Note 6)	(17,351)	(16,136)

Net loans	812,961	796,443

Bank premises and equipment, net	9,206	9,645
Other real estate owned	2,277	3,119
Bank owned life insurance	17,495	17,146
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	801	868
Accrued interest receivable	3,628	3,519
Other assets	18,839	19,076

Total Assets	$1,157,344	$1,152,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$130,210	$115,476
Savings, money market and interest-bearing demand	337,569	318,434
Time deposits	514,258	544,616

Total deposits	982,037	978,526

Short-term borrowings (Note 8)	756	932
Federal Home Loan Bank advances (Note 9)	42,499	42,501
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	1,379	1,434
Accrued taxes, expenses and other liabilities	2,938	3,442

Total Liabilities	1,045,847	1,043,073

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at June 30, 2011 and December 31, 2010.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at June 30, 2011 and December 31, 2010.	25,223	25,223
Discount on Series B preferred stock	(109)	(116)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,212,943 shares at June 30, 2011 and 8,172,943 at December 31, 2010.	8,213	8,173
Additional paid-in capital	39,507	39,455
Retained earnings	41,714	40,668
Accumulated other comprehensive income	2,895	2,007
Treasury shares at cost, 328,194 shares at June 30, 2011 and at December 31, 2010	(6,092)	(6,092)

Total Shareholders’ Equity	111,497	109,464

Total Liabilities and Shareholders’ Equity	$1,157,344	$1,152,537

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,523	$10,580	$21,039	$21,372
Securities:
U.S. Government agencies and corporations	1,612	2,070	3,089	4,206
State and political subdivisions	257	245	513	491
Trading securities	—	—	—	49
Other debt and equity securities	71	69	143	130
Federal funds sold and interest on deposits in banks	9	11	23	20

Total interest and dividend income	12,472	12,975	24,807	26,268
Interest Expense
Deposits	2,204	2,745	4,487	5,725
Federal Home Loan Bank advances	261	316	527	634
Short-term borrowings	1	1	2	2
Junior subordinated debentures	170	216	341	431

Total interest expense	2,636	3,278	5,357	6,792

Net Interest Income	9,836	9,697	19,450	19,476
Provision for Loan Losses (Note 6)	3,345	2,109	5,445	4,218

Net interest income after provision for loan losses	6,491	7,588	14,005	15,258
Noninterest Income
Investment and trust services	470	563	873	1,008
Deposit service charges	1,000	1,094	1,916	2,033
Other service charges and fees	819	826	1,725	1,620
Income from bank owned life insurance	175	173	349	344
Other income	41	69	120	162

Total fees and other income	2,505	2,725	4,983	5,167
Securities gains, net	88	—	500	38
Gains on sale of loans	238	195	417	387
Loss on sale of other assets, net	(27)	(24)	(25)	(45)

Total noninterest income	2,804	2,896	5,875	5,547
Noninterest Expense
Salaries and employee benefits	4,072	3,911	8,163	7,829
Furniture and equipment	798	917	1,478	1,850
Net occupancy	588	581	1,200	1,196
Professional fees	445	595	931	1,148
Marketing and public relations	275	326	546	572
Supplies, postage and freight	289	302	561	644
Telecommunications	169	211	384	423
Ohio franchise tax	298	281	596	562
FDIC assessments	399	557	973	1,085
Other real estate owned	207	71	797	152
Electronic banking expenses	223	238	432	422
Loan and collection expense	310	450	752	773
Other expense	449	518	898	995

Total noninterest expense	8,522	8,958	17,711	17,651

Income before income tax expense	773	1,526	2,169	3,154
Income tax expense	61	283	327	580

Net Income	$712	$1,243	$1,842	$2,574

Dividends and accretion on preferred stock	318	318	637	637

Net Income Available to Common Shareholders	$394	$925	$1,205	$1,937

Net Income Per Common Share (Note 2)
Basic	$0.05	$0.12	$0.15	$0.26
Diluted	0.05	0.12	0.15	0.26
Dividends declared	0.01	0.01	0.02	0.02
Average Common Shares Outstanding
Basic	7,884,749	7,363,161	7,878,119	7,343,023
Diluted	7,884,934	7,363,161	7,878,224	7,343,023
See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred					Accumulated
	Stock	Warrant to		Additional		Other
	(Net of	Purchase	Common	Paid-In	Retained	Comprehensive	Treasury
	Discount)	Common Stock	Stock	Capital	Earnings	Income	Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					2,574			2,574
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						1,160		1,160

Total comprehensive income								3,734
Share-based compensation				42				42
Restricted shares granted (67,498 shares)			67	(67)				—
Preferred dividends and accretion of discount	7				(637)			(630)
Common dividends declared, $.02 per share					(148)			(148)

Balance, June 30, 2010	$25,099	$146	$7,691	$37,837	$38,672	$3,786	$(6,092)	$107,139

Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Comprehensive income:
Net Income					1,842			1,842
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						888		888

Total comprehensive income								2,730
Share-based compensation				92				92
Restricted shares granted (40,000 shares)			40	(40)				-
Preferred dividends and accretion of discount	7				(637)			(630)
Common dividends declared, $.02 per share					(159)			(159)

Balance, June 30, 2011	$25,114	$146	$8,213	$39,507	$41,714	$2,895	$(6,092)	$111,497

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Operating Activities
Net income	$1,842	$2,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,445	4,218
Depreciation and amortization	636	727
Amortization of premiums and discounts	675	829
Amortization of intangibles	67	67
Amortization of loan servicing rights	26	98
Amortization of deferred loan fees and costs	(140)	37
Federal deferred income tax expense (benefit)	637	(844)
Securities gains, net	(500)	(38)
Share-based compensation	92	42
Loans originated for sale	(35,116)	(38,075)
Proceeds from sales of loan originations	39,330	40,330
Net gain from loan sales	(417)	(387)
Net loss on sale of other assets	25	45
Net decrease (increase) in accrued interest receivable and other assets	(1,339)	3,276
Net decrease in accrued interest payable, taxes and other liabilities	(560)	(1,275)

Net cash provided by operating activities	10,703	11,624

Investing Activities
Proceeds from sales of available-for-sale securities	24,664	4,170
Proceeds from maturities of available-for-sale securities	23,826	41,368
Purchase of available-for-sale securities	(56,621)	(41,091)
Proceeds from maturities of trading securities	—	436
Proceeds from sale of trading securities	—	7,338
Purchase of Federal Reserve Bank Stock	—	(756)
Net (increase) decrease in loans made to customers	(23,843)	3,155
Proceeds from the sale of other real estate owned	2,837	117
Purchase of bank premises and equipment	(197)	(276)

Net cash (used in) provided by investing activities	(29,334)	14,461
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	14,734	(2,816)
Net increase in savings, money market and interest-bearing demand	19,135	2,515
Net increase (decrease) in time deposits	(30,358)	2,758
Net increase (decrease) in short-term borrowings	(175)	268
Proceeds from Federal Home Loan Bank advances	15,000	30,000
Payment of Federal Home Loan Bank advances	(15,003)	(30,002)
Dividends paid	(789)	(778)

Net cash provided by financing activities	2,544	1,945

Net increase (decrease) in cash and cash equivalents	(16,087)	28,030
Cash and cash equivalents, January 1	48,568	26,946

Cash and cash equivalents, June 30	$32,481	$54,976

Supplemental cash flow information
Interest paid	$5,412	$6,930
Income taxes paid	610	—
Loans transferred to other real estate owned	2,295	1,366
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
(1) Summary of Significant Accounting Policies
     Basis of Presentation
The consolidated financial statements include the accounts of LNB Bancorp, Inc. (the “Corporation”) and its primary wholly-owned subsidiary, The Lorain National Bank (the “Bank”). The consolidated financial statements also include the accounts of North Coast Community Development Corporation, which is a wholly-owned subsidiary of the Bank. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the results which may be expected for a full year.
     Use of Estimates
LNB Bancorp Inc. prepares its financial statements in conformity with generally accepted accounting principles (GAAP), which requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of Management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets, fair values of certain securities, mortgage servicing rights, net periodic pension expense, and accrued pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain assets and liabilities.
     Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. LNB Bancorp, Inc. is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services with operations conducted through its main office and banking centers located throughout Lorain, Erie, Cuyahoga, and Summit counties of Ohio. This market provides the source for substantially all of the Bank’s deposit, loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
     Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
     Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of June 30, 2011 and December 31, 2010, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2011 and December 31, 2010, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.
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
     Other Real Estate Owned
Other real estate owned (OREO) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs.

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
Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,366 and $3,479 at June 30, 2011 and December 31, 2010, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,472 for both June 30, 2011 and December 31, 2010 are included in accumulated other comprehensive income.
     Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of June 30, 2011, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued.
As of June 30, 2011 and December 31, 2010, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. In connection with the Corporation’s sale of $25.2 million of its Series B preferred stock to the U.S. Treasury in conjunction with the Capital Purchase Program, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74.
     New Accounting Pronouncements
ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance will be effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. See Note 6, Loans and Allowance for Loan Losses, for additional information.

ASC Topic 220: Comprehensive Income: Presentation of Comprehensive Income. On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05. This ASU is intended to increase the prominence of other comprehensive income in financial statements. The new guidance does not change whether items are reported in net income or in other comprehensive income or whether and when items of other comprehensive income are reclassified to net income. ASU 2011-05 eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance in the ASU requires that an entity report comprehensive income in either a single continuous statement that presents the components of net income or a separate but consecutive statement. The new guidance is to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,884,749	7,363,161	7,878,119	7,343,023
Dilutive effect of incentive stock options and warrants	185	—	105	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,884,934	7,363,161	7,878,224	7,343,023

Net Income	$712	$1,243	$1,842	$2,574
Dividends and accretion on preferred stock	318	318	637	637

Income Available to Common Shareholders	$394	$925	$1,205	$1,937

Basic Earnings Per Common Share	$0.05	$0.12	$0.15	$0.26

Diluted Earnings Per Common Share	$0.05	$0.12	$0.15	$0.26

Options for 197,000 common shares and common stock warrants for 561,343 shares were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2011. Stock options for 2,500 common shares were considered dilutive and the remaining stock options and the stock warrants were antidilutive for the three and six month periods ended June 30, 2011. Stock options for 198,000 common shares and common stock warrants of 561,343 were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2010. All stock options and warrants were antidilutive for the three and six month periods ended June 30, 2010.
(3) Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $933 on June 30, 2011 and $1,195 on December 31, 2010.

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
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	566	499

Carrying value of core deposit intangibles	$801	$868

(5) Securities
The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2011 and December 31, 2010 is as follows:

	At June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$63,152	$187	$(6)	$63,333
Mortgage backed securities	105,213	4,518	—	109,731
Collateralized mortgage obligations	32,323	916	—	33,239
State and political subdivisions	23,721	1,043	(42)	24,722

Total securities available for sale	$224,409	$6,664	$(48)	$231,025

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,239	$511	$(682)	$56,068
Mortgage backed securities	91,793	4,128	(30)	95,891
Collateralized mortgage obligations	44,297	1,249	(27)	45,519
State and political subdivisions	24,125	522	(400)	24,247

Total Securities available for sale	$216,454	$6,410	$(1,139)	$221,725

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $148,535 and $152,079 at June 30, 2011 and December 31, 2010 respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Mortgage backed securities and collateralized mortgage obligations are not due at a single maturity date and are shown separately.

	At June 30, 2011
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Securities available for sale:
Due in one year or less	$—	$—
Due from one year to five years	25,834	26,137
Due from five years to ten years	21,895	22,597
Due after ten years	39,144	39,320
Mortgage backed securities and collateralized mortgage obligations	137,536	142,971

Total	$224,409	$231,025

Realized gains and losses related to securities available-for-sale at June 30, 2011 and 2010 is as follows:

	(Dollars in thousands)
Gross realized gains	$500	$138
Gross realized losses	—	(100)

Net securities gains	$500	$38

Proceeds from the sale of available for sale securities	$24,664	$4,170

The securities portfolio contained $5,590 and $6,721 in non-rated securities of state and political subdivisions at June 30, 2011 and December 31, 2010, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $5,824 and $6,784 at June 30, 2011 and December 31, 2010, respectively. Management reviewed these non-rated securities and has determined that there was no other-than-temporary impairment to their value at June 30, 2011 and December 31, 2010.
The following is a summary of securities that had unrealized losses at June 30, 2011 and December 31, 2010. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2011 there were 11 securities with unrealized losses totaling $48 and at December 31, 2010, the Corporation held 33 securities with unrealized losses totaling $1,139. Factors that are temporary in nature may result in securities being valued at less than amortized cost. For example, when the current levels of interest rates offered on securities are higher compared to the coupon interest rates on the securities held by the Corporation or when impairment is not due to credit deterioration, securities will be valued at less than amortized cost. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
U.S. Government agencies and corporations	$19,986	$(6)	$—	$—	$19,986	$(6)
State and political subdivisions	2,700	(42)	—	—	2,700	(42)

Total	$22,686	$(48)	$—	$—	$22,686	$(48)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. Government agencies and corporations	$29,352	$(682)	$—	$—	$29,352	$(682)
Mortgage backed securities	14,617	(30)	—	—	14,617	(30)
Collateralized mortgage obligations	10,027	(27)	—	—	10,027	(27)
State and political subdivisions	1,633	(400)	—	—	1,633	(400)

Total	$55,629	$(1,139)	$—	$—	$55,629	$(1,139)

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
Activity in the loan balances and the allowance for loan losses by segment at June 30, 2011 and December 31, 2010 are summarized as follows:

		Commercial		Home
June 30, 2011	Commercial	Real Estate	Residential	Equity Loans	Indirect	Consumer	Total
			(Dollars in thousands)
Allowance for loan losses:

Balance, beginning of period	$1,317	$11,127	$805	$1,512	$904	$471	$16,136
Losses charged off	(224)	(2,092)	(1,026)	(686)	(338)	(245)	(4,611)
Recoveries	35	216	10	2	72	46	381
Provision charged to expense	54	2,430	1,460	1,063	283	155	5,445

Balance, end of period	$1,182	$11,681	$1,249	$1,891	$921	$427	$17,351

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$166	$5,602	$302	$—	$—	$—	$6,070
Collectively evaluated for impairment	1,016	6,079	947	1,891	921	427	11,281

Total ending allowance balance	$1,182	$11,681	$1,249	$1,891	$921	$427	$17,351

Loans:
Individually evaluated for impairment	$771	$35,349	$2,126	$—	$—	$—	$38,246
Collectively evaluated for impairment	71,908	351,542	66,711	130,143	158,885	12,877	792,066

Total ending loans balance	$72,679	$386,891	$68,837	$130,143	$158,885	$12,877	$830,312

		Commercial		Home
December 31, 2010	Commercial	Real Estate	Residential	Equity Loans	Indirect	Consumer	Total
				(Dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$862	$14,390	$528	$1,591	$799	$622	$18,792
Losses charged off	(1,507)	(8,508)	(1,491)	(1,091)	(455)	(573)	(13,625)
Recoveries	157	87	30	39	293	138	744
Provision charged to expense	1,805	5,158	1,738	973	267	284	10,225

Balance, end of year	$1,317	$11,127	$805	$1,512	$904	$471	$16,136

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$206	$6,865	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	1,111	4,262	759	1,512	904	471	9,019

Total ending allowance balance	$1,317	$11,127	$805	$1,512	$904	$471	$16,136

Loans:
Individually evaluated for impairment	$1,333	$38,853	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	64,329	336,950	70,203	132,536	150,031	13,862	767,911

Total ending loans balance	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

Delinquencies
Delinquencies are a sign of weakness in credit quality. Lending staff at the Corporation monitor the financial performance and delinquency of borrowers in its portfolios. Lenders are responsible for managing delinquencies by following up with borrowers and arranging for payments. The Corporation determines if a commercial or commercial real estate loan is delinquent based on the number of days past due according to the contractual terms of the loan. For residential, home equity and consumer loans, the Corporation considers the borrower delinquent if they are in arrears by two or more monthly payments. The following procedure is followed in managing delinquent accounts:
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
Management monitors delinquencies and potential problem loans on a recurring basis. At June 30, 2011 there was $36,837 in total past due loans or 4.44% of total loans compared to $36,316 or 4.48% of total loans at December 31, 2010. A table showing total loan delinquencies as of June 30, 2011 and December 31, 2010 by loan segment is as follows:
Age Analysis of Past Due Loans
as of June 30, 2011

							Recorded
		60-89	Greater				Investment >
	30-59 Days	Days	than	Total			90 Days and
(Dollars in thousands)	Past Due	Past Due	90 Days	Past Due	Current	Total Loans	Accruing
Commercial	$232	$13	$784	$1,029	$71,650	$72,679	$—
Commercial Real Estate	3,716	2,134	19,618	25,468	361,423	386,891	—
Residential	540	827	5,320	6,687	62,150	68,837	—
Home Equity Loans	609	1,184	1,133	2,926	127,217	130,143	—
Indirect	426	74	31	531	158,354	158,885
Consumer	82	114	—	196	12,681	12,877	—

Total	$5,605	$4,346	$26,886	$36,837	$793,475	$830,312	$—

Age Analysis of Past Due Loans
as of December 31, 2010

							Recorded
		60-89	Greater				Investment>
	30-59 Days	Days	than	Total Past			90 Days and
(Dollars in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing
Commercial	$31	$211	$793	$1,035	$64,627	$65,662	$—
Commercial Real Estate	1,906	856	19,970	22,732	353,071	375,803	—
Residential	1,018	1,284	7,172	9,474	65,211	74,685	—
Home Equity Loans	776	235	1,130	2,141	130,395	132,536	—
Indirect	612	123	112	847	149,184	150,031
Consumer	61	—	26	87	13,775	13,862	—

Total	$4,404	$2,709	$29,203	$36,316	$776,263	$812,579	$—

Impaired Loans
     A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Information regarding impaired loans as of June 30, 2011 and December 31, 2010 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
At June 30, 2011	Investment	Balance	Allowance	Balance	Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial	$252	$507	$—	$368	$—
Commercial Real Estate	9,139	14,384	—	10,575	171
Residential	1,177	1,227	—	1,771	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial	519	993	166	531	—
Commercial Real Estate	26,210	29,317	5,602	26,667	—
Residential	949	949	302	662	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$38,246	$47,377	$6,070	$40,574	$171

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
At December 31, 2010	Investment	Balance	Allowance	Balance	Recognized
(Dollars in thousands)
With no related allowance recorded:
Commercial	$549	$549	$—	$600	$16
Commercial Real Estate	6,393	10,367	—	8,643	133
Residential	3,102	3,432	—	3,211	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial	784	1,432	206	1,143	—
Commercial Real Estate	32,460	35,483	6,865	29,946	6
Residential	1,380	1,416	46	1,420	—
Home Equity Loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$44,668	$52,679	$7,117	$44,963	$155

Nonaccrual loans at June 30, 2011 were $37,954, compared to $41,831 at December 31, 2010.
Loans On NonAccrual Status

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$1,069	$1,333
Commercial Real Estate	24,532	25,941
Residential	8,678	11,052
Home Equity Loans	2,855	2,372
Indirect	579	667
Consumer	241	466

Total Nonaccrual Loans	$37,954	$41,831

Percentage of nonaccrual loans to portfolio loans	4.57%	5.15%
Percentage of nonaccrual loans to total assets	3.28%	3.63%
Troubled Debt Restructuring
     A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt structuring applies in a particular instance. As of June 30, 2011, the Corporation had three loans that were classified as troubled debt restructurings which totaled $2,169. As of December 31, 2010, the Corporation had one loan that was classified as a troubled debt restructuring in the amount of $636. The Corporation has allocated $123 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2011 and December 31, 2010. At June 30, 2011 the borrowers have made timely payments of principal and interest on those loans per the modified agreements.
Credit Risk Grading
     Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for June 30, 2011 and December 31, 2010:
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
     • Grade 7: defined as “Substandard” credits — loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.
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
The following table presents the recorded investment of commercial, commercial real estate and residential construction loans by internal credit risk grade and the recorded investment in residential, home equity, indirect and consumer loans based on delinquency status as of June 30, 2011 and December 31, 2010:

		Commercial Real		Home Equity
	Commercial	Estate	Residential*	Loans	Indirect	Consumer	Total
Commercial Credit Exposure				June 30, 2011
				(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,172	$—	$—	$—	$—	$—	$3,172
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	149	2,935	—	—	—	—	3,084
Grade 4 - Average	8,033	52,231	264	—	—	—	60,528
Grade 5 - Acceptable	57,590	263,494	4,054	—	—	—	325,138

Total Pass Credits	68,944	318,660	4,318	—	—	—	391,922
Grade 6 - Special mention	2,689	17,038	377	—	—	—	20,104
Grade 7 - Substandard	1,046	51,193	1,628	—	—	—	53,867
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	72,679	386,891	6,323	—	—	—	465,893
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	56,657	127,217	158,354	12,681	354,909
30-59 days past due loans not internally risk graded	—	—	540	609	426	82	1,657
60-89 days past due loans not internally risk graded	—	—	827	1,184	74	114	2,199
90+ days past due loans not internally risk graded	—	—	4,490	1,133	31	—	5,654

Total loans not internally credit risk graded	—	—	62,514	130,143	158,885	12,877	364,419

Total loans internally and not internally credit risk graded	$72,679	$386,891	$68,837	$130,143	$158,885	$12,877	$830,312

		Commercial		Home Equity
	Commercial	Real Estate	Residential*	Loans	Indirect	Consumer	Total
Commercial Credit Exposure				December 31, 2010
				(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,124	$—	$—	$—	$—	$—	$3,124
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	162	3,055	—	—	—	—	3,217
Grade 4 - Average	8,343	59,651	267	—	—	—	68,261
Grade 5 - Acceptable	49,727	246,475	5,733	—	—	—	301,935

Total Pass Credits	61,356	309,181	6,000	—	—	—	376,537
Grade 6 - Special mention	2,599	13,807	170	—	—	—	16,576
Grade 7 - Substandard	1,707	52,815	2,516	—	—	—	57,038
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	65,662	375,803	8,686	—	—	—	450,151
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,389	130,395	149,184	13,775	350,743
30-59 days past due loans not internally risk graded	—	—	1,018	776	612	61	2,467
60-89 days past due loans not internally risk graded	—	—	1,032	235	123	—	1,390
90+ days past due loans not internally risk graded	—	—	6,560	1,130	112	26	7,828

Total loans not internally credit risk graded	—	—	65,999	132,536	150,031	13,862	362,428

Total loans internally and not internally credit risk graded	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

*	Residential loans include conventional 1-4 family residential property loans and conventional 1-4 family residential property loans used to finance the cost of construction when upon completion of construction the loan converts into a permanent mortgage.
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
Below is a table that shows the weighted average credit scores for residential, home equity, indirect and consumer loans for the six and twelve months ended June 30, 2011 and December 31, 2010.

Consumer Credit Score Migration	June 30, 2011	December 31, 2010
Total residential	703	701
Total home equity loans	751	750
Total loans to individuals	728	728
Total indirect	770	771
Total revolving lines	713	713

(7) Deposits
Deposit balances at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Demand and other noninterest-bearing	$130,210	$115,476
Interest checking	141,592	134,375
Savings	97,277	91,882
Money market accounts	98,700	92,177
Consumer time deposits	454,721	464,860
Public time deposits	59,537	79,756

Total deposits	$982,037	$978,526

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $224,677 and $240,127 at June 30, 2011 and December 31, 2010, respectively.
The maturity distribution of certificates of deposit as of June 30, 2011 follows:

		After 12 months	After 36 months
	Within	but within 36	but within 60
	12 months	months	months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$326,776	$97,185	$30,760	$—	$454,721
Public time deposits	49,659	7,347	2,531	—	59,537

Total time deposits	$376,435	$104,532	$33,291	$—	$514,258

(8) Short-Term Borrowings
The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2011, the Bank had pledged approximately $88,289 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $44,145. No amounts were outstanding at June 30, 2011 or December 31, 2010. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of June 30, 2011 and December 31, 2010.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at June 30, 2011 and December 31, 2010 were $756 and $932, respectively. The interest rate paid on these borrowings was 0.25% at June 30, 2011 and December 31, 2010. No Federal Funds were purchased as of June 30, 2011 and December 31, 2010.
(9) Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $42,499 and $42,501 at June 30, 2011 and December 31, 2010, respectively. All advances are bullet maturities with no call features. At June 30, 2011, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $56,041 and $31,252, respectively. The maximum borrowing capacity of the Bank at June 30, 2011 was $50,084 with unused collateral borrowing capacity of $6,051. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $0 for the CMA line of credit as of June 30, 2011 and December 31, 2010.
Maturities of FHLB advances outstanding at June 30, 2011 and December 31, 2010 are as follows.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%	$—	$15,000
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014 though August 2014, fixed rates ranging from 2.06% to 3.55%	15,034	10,040
Maturity January 2015 fixed rate 2.00% and July 2015, fixed rate 4.76%	12,465	2,461

Total FHLB advances	$42,499	$42,501

(10) Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation used the proceeds from the debentures to fund the cash portion of its acquisition of Morgan Bancorp, Inc. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts.
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2011 were 1.79% and 6.64% for Trust I and Trust II, respectively. At June 30, 2011 and December 31, 2010, accrued interest payable for Trust I was $6 and $6 and for Trust II was $22 and $30, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At June 30, 2011, the balance of the subordinated notes payable to Trust I and Trust II were each $8,119.
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
A summary of the contractual amount of commitments at June 30, 2011 follows:

June 30, 2011
(Dollars in thousands)
Commitments to extend credit	$64,818
Home equity lines of credit	78,354
Standby letters of credit	8,295

Total	$151,467

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•	The carrying value of cash and due from banks, Federal funds sold, short-term investments, interest-bearing deposits in other banks and accrued interest receivable and other financial assets is a reasonable estimate of fair value due to the short-term nature of the asset.

•	The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

•	For variable rate loans with interest rates that may be adjusted on a quarterly, or more frequent basis, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	The carrying value approximates the fair value for bank owned life insurance.

•	The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of the balance sheet date, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

•	Securities sold under repurchase agreements, other short-term borrowings, accrued interest payable and other financial liabilities approximate fair value due to the short-term nature of the liability.

•	The fair value of Federal Home Loan Bank advances is estimated by discounting future cash flows using current FHLB rates for the remaining term to maturity.

•	The fair value of junior subordinated debentures is based on the discounted value of contractual cash flows using rates currently offered for similar maturities.

•	The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2011 and December 31, 2010.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has a substantial Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include property, plant and equipment, goodwill and deferred tax liabilities. In addition, it is not practicable for the Corporation to estimate the tax ramifications related to the realization of the unrealized gains and losses and they have not been reflected in any of the estimates of fair value. The impact of these tax ramifications can have a significant effect on estimates of fair value.
The estimated fair values of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial assets
Cash and due from banks, federal funds sold and interest-bearing deposits in banks	$32,481	$32,481	$48,568	$48,568
Securities	231,025	231,025	221,725	221,725
Portfolio loans, net	812,961	817,541	796,443	801,585
Loans held for sale	1,308	1,308	5,105	5,105
Accrued interest receivable	3,628	3,628	3,519	3,519
Financial liabilities
Deposits:
Demand, savings and money market	467,779	467,779	433,910	433,910
Time deposits	514,258	520,902	544,616	551,832

Total deposits	982,037	988,681	978,526	985,742

Short-term borrowings	756	756	932	932
Federal Home Loan Bank advances	42,499	44,149	42,501	43,613
Junior subordinated debentures	16,238	15,949	16,238	15,746
Accrued interest payable	1,379	1,379	1,434	1,434
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
The following information pertains to assets measured by fair value on a recurring basis (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$63,333	$—	$63,333	$—
Mortgage backed securities	109,731	—	109,731	—
Collateralized mortgage obligations	33,239	—	33,239	—
State and political subdivisions	24,722	—	24,722	—

Total	$231,025	$—	$231,025	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value as of	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,068	$—	$56,068	$—
Mortgage backed securities	95,891	—	95,891	—
Collateralized mortgage obligations	45,519	—	45,519	—
State and political subdivisions	24,247	—	24,247	—

Total	$221,725	$—	$221,725	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2011. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and or from independent brokers.
The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010:

		Internal	Internal
	Quoted	Models with	Models with
	Market	Significant	Significant
	Prices in	Observable	Unobservable
	Active	Market	Market
	Markets	Parameters	Parameters
June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Impaired loans	$—	$—	$38,246	$38,246
Other real estate owned	—	—	2,277	2,277
Mortgage servicing rights			840	840

Total assets at fair value on a nonrecurring basis	$—	$—	$41,363	$41,363

		Internal	Internal
	Quoted	Models with	Models with
	Market	Significant	Significant
	Prices in	Observable	Unobservable
	Active	Market	Market
	Markets	Parameters	Parameters
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Impaired loans	$—	$—	$44,668	$44,668
Other real estate owned	—	—	3,119	3,119
Mortgage servicing rights			758	758

Total assets at fair value on a nonrecurring basis	$—	$—	$48,545	$48,545

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
Mortgage Servicing Rights (MSR). The Corporation carries its mortgage servicing rights at lower of cost or fair value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights occur in private transactions and the precise terms and conditions of the sales are typically not readily available (Level 3), there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such the Corporation utilizes a third party vendor to perform a valuation on the mortgage servicing rights to estimate the fair value. The Corporation reviews the estimated fair values and assumptions used by the third party vendor on a quarterly basis.
Impaired Loans. Impaired loans valued using Level 3 inputs consist of non-homogeneous loans that are considered impaired. The Corporation estimates the fair value of these loans based on the estimated realizable values of available collateral, which is typically based on current independent third-party appraisals.
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
(13) Share-Based Compensation
A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. As of June 30, 2011, outstanding awards granted under this Plan consisted of stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010 and 2011. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007.
     Stock Options
The expense recorded for stock options was $0 and $9 for the first six months of June 30, 2011 and June 30, 2010, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

Options outstanding at June 30, 2011 were as follows:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractual Life		Average
	Number	(Years)	Number	Exercise Price
Range of Exercise Prices
$5.34-$5.34	2,500	7.88	1,667	$5.34
$14.47-$15.34	82,000	6.60	82,000	14.47
$15.35-$16.50	52,500	5.71	52,500	15.78
$16.51-$19.10	30,000	4.59	30,000	19.10
$19.11-$19.17	30,000	3.59	30,000	19.17

Outstanding at end of period	197,000	5.62	196,167	$16.17

A summary of the status of stock options at June 30, 2011 and June 30, 2010 and changes during the six months then ended is presented in the table below:

	2011		2010
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price per Share	Options	Price per Share
Outstanding at beginning of period	197,000	$16.12	198,000	$16.12
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	197,000	$16.12	198,000	$16.12

Exercisable at end of period	196,167	$16.17	161,996	$16.54

There were no options exercised during the first six months of 2011, therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the first six months of 2011 was $0.
A summary of the status of nonvested stock options at June 30, 2011 is presented in the table below:

		Weighted Average
	Nonvested	Exercise Price per
	Shares	share
Nonvested at January 1, 2011	29,004	$13.95
Granted	—	—
Vested	28,171	14.20
Forfeited or expired	—	—
Nonvested at June 30, 2011	833	5.34
     Restricted Shares
In January 2011, the Corporation issued 40,000 shares of long-term restricted stock at the current market price of the Corporation’s stock on the date of grant which was $5.28 per share. In 2010, the Corporation issued 86,852 shares of long-term restricted stock at a weighted average price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the six months ended June 30, 2011 and 2010 was $92 and $33, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at June 30, 2011 is presented in the table below:

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value
Nonvested at January 1, 2011	86,852	$4.42
Granted	40,000	5.28
Vested	—
Forfeited or expired	—	—
Nonvested at June 30, 2011	126,852	4.69
     Stock Appreciation Rights (“SAR”)
In 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SAR”) at $19.00 per share, 15,500 of which have expired due to employee terminations. The SAR vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SAR shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SAR issued in 2006 will expire in January 2016. The expense recorded for SAR for the first half of 2011 and 2010 was $0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the six months ended June 30, 2011. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income was $712 for the second quarter of 2011. Net income available to common shareholders was $394 or $0.05 per diluted common share. This compares to net income available to common shareholders of $925 or $0.12 per diluted common share for the second quarter of 2010. Earnings per diluted common share for 2011 reflect the issuance of common shares in exchange for a portion of the Corporation’s outstanding trust preferred securities during the third quarter of 2010.
Net interest income on a fully taxable equivalent (FTE) basis for the second quarter of 2011 was $9,969, a 1.46% increase, compared to $9,826 for the second quarter of 2010. Net interest income increased $143 compared to one year ago mainly due to the effect of lower market interest rates on the funding side as well as a favorable change in the mix of average earning assets. As a result, the net interest margin improved from 3.61% for the second quarter of 2010 to 3.64% for the second quarter of 2011.
The provision for loan losses was $3,345 for the quarter ended June 30, 2011 compared to $2,109 for the quarter ended June 30, 2010.
Noninterest income in the second quarter totaled $2,804 compared to $2,896 for the second quarter of 2010. Gains on the sale of loans increased $43 for the second quarter of 2011 compared to the same period a year ago. Trust income and service charges on deposits were down from a year ago primarily as a result of the Corporation exiting the retail investment business and the negative impact of new federal regulations regarding certain bank overdraft fees and charges, respectively.
Noninterest expense was $8,522 for the second quarter of 2011, compared to $8,958 for the second quarter of 2010, a decrease of $436, or 4.87%. The decrease was driven primarily by reduced equipment expense, professional fees, FDIC assessments and loan and collection expense. Other real estate owned expenses increased as further write-downs in the valuation of properties were incurred related to the disposition of several properties. The efficiency ratio, which is a measure of the cost to generate revenue, decreased from 70.41% in the second quarter of 2010 to 66.72% in the second quarter of 2011.
During the second quarter of 2011, loan demand improved as total portfolio loans ended the quarter at $830,312, a 2.18% increase compared to $812,579 at December 31, 2010. Total assets for the second quarter ended at $1,157,344 compared to $1,152,537 at the end of 2010. Total deposits grew to $982,037 at the end of the second quarter of 2011, up from $978,526 at December 31, 2010. The growth in deposits primarily came in the form of core deposits, which improved liquidity while reducing costs.
In addition to the effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans, and additional allowances provided as a result of these lower valuations. Given the current economic conditions, the Corporation continues to work through asset quality challenges. The Corporation’s non-performing loans totaled $37,954 at June 30, 2011, or 4.57% of total loans, an improvement from $41,831, or 5.15%, at December 31, 2010.
The allowance for possible loan losses was $17,351 at June 30, 2011 compared to $16,136 at December 31, 2010, equaling 2.09% of total loans at June 30, 2011 compared to 1.99% at December 31, 2010. Annualized net charge-offs to average loans for the six months ended June 30, 2011 was 1.05% compared to 1.62% for December 31, 2010.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the three months ended June 30, 2011 and 2010. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended
	June 30, 2011			June 30, 2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$219,146	$1,612	2.95%	$229,497	$2,070	3.62%
State and political subdivisions	25,282	370	5.89	23,266	355	6.11
Federal funds sold and interest-bearing deposits in banks	29,183	9	0.11	36,849	12	0.13
Restricted stock	5,741	71	4.96	5,650	69	4.90
Commercial loans	453,346	5,970	5.28	441,755	5,845	5.31
Real estate mortgage loans	61,962	852	5.51	73,262	982	5.38
Home equity lines of credit	109,228	1,062	3.90	109,065	1,072	3.94
Installment loans	195,167	2,659	5.46	170,974	2,699	6.33

Total Earning Assets	$1,099,055	$12,605	4.60%	$1,090,318	$13,104	4.82%

Allowance for loan loss	(17,995)			(19,346)
Cash and due from banks	23,423			16,883
Bank owned life insurance	17,380			16,668
Other assets	53,112			54,455

Total Assets	$1,174,975			$1,158,978

Liabilities and Shareholders’ Equity
Consumer time deposits	$464,623	$1,947	1.68%	$465,642	$2,397	2.06%
Public time deposits	59,782	64	0.43	91,515	149	0.65
Money market accounts	100,383	82	0.33	90,988	97	0.43
Savings deposits	96,978	40	0.17	87,157	42	0.19
Interest-bearing demand	155,806	74	0.19	133,392	61	0.18
Short-term borrowings	855	—	0.22	1,778	1	0.25
FHLB advances	42,499	260	2.45	42,503	316	2.98
Trust preferred securities	16,324	169	4.16	20,728	215	4.17

Total Interest-Bearing Liabilities	$937,250	$2,636	1.13%	$933,703	$3,278	1.41%

Noninterest-bearing deposits	120,731			112,223
Other liabilities	5,499			6,484
Shareholders’ Equity	111,495			106,568

Total Liabilities and Shareholders’ Equity	$1,174,975			$1,158,978

Net interest Income (FTE)		$9,969	3.64%		$9,826	3.61%
Taxable Equivalent Adjustment		(132)	(0.05)		(129)	(0.04)

Net Interest Income Per Financial Statements		$9,837			$9,697

Net Yield on Earning Assets			3.59%			3.57%

Results of Operations
Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 77.82% of the Corporation’s revenues for the three months ended June 30, 2011. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $9,836 for the second quarter of 2011 compared to $9,697 during the same quarter of 2010. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the second quarter of 2011 and 2010 was $9,969 and $9,826, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.64% for the three months ended June 30, 2011 compared to 3.61% for the three months ended June 30, 2010.
Average earning assets for the second quarter of 2011 were $1,099,055. This was an increase of $8,737, or 0.80%, compared to the same quarter last year. The current prolonged period of lower market interest rates has impacted the yield on average earning assets, which totaled 4.60% in the second quarter of 2011 compared to 4.82% for the same period a year ago. The yield on average loans during the second quarter of 2011 was 5.16%, which was 19 basis points lower than the yield on average loans during the second quarter of 2010 of 5.35%. Interest income from securities was $1,982 (FTE) for the three months ended June 30, 2011, compared to $2,425 during the second quarter of 2010. The yield on average securities was 3.25% and 3.85% for these periods, respectively.
The cost of interest-bearing liabilities was 1.13% during the second quarter of 2011 compared to 1.41% during the same period in 2010. This decrease is primarily due to an improved deposit mix with noninterest bearing accounts of $120,731, increasing 7.58% when compared to the same period a year ago. Total average interest-bearing liabilities for the quarter ended June 30, 2011 increased $3,547, or 0.38%, compared to June 30, 2010. Average core deposits for the quarter ended June 30, 2011 increased $17,386, or 1.77%, compared to the same period of 2010. The average cost of trust preferred securities was 4.16% for the second quarter of 2011, compared to 4.17% for the second quarter of 2010. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48%.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2011 and June 30, 2010. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2011 over 2010
	Volume	Rate	Total
		(Dollars in thousands)
U.S. Govt agencies and corporations	$(76)	$(382)	$(458)
State and political subdivisions	30	(15)	15
Federal funds sold and interest-bearing
deposits in banks	(2)	(1)	(3)
Restricted stock	1	1	2
Commercial loans	153	(28)	125
Real estate mortgage loans	(155)	25	(130)
Home equity lines of credit	2	(12)	(10)
Installment loans	330	(370)	(40)

Total Interest Income	283	(782)	(499)

Consumer time deposits	(4)	(446)	(450)
Public time deposits	(29)	(56)	(85)
Money market accounts	8	(23)	(15)
Savings deposits	4	(6)	(2)
Interest bearing demand	11	2	13
Short-term borrowings	(1)	—	(1)
FHLB advances	—	(56)	(56)
Trust preferred securities	(46)	—	(46)

Total Interest Expense	(57)	(585)	(642)

Net Interest Income (FTE)	$340	$(197)	$143

Net interest income (FTE) for the second quarter 2011 and 2010 was $9,969 and $9,826, respectively. Interest income (FTE) for the second quarter of 2011 decreased $499 in comparison to the same period in 2010. This decrease is primarily attributable to a $782 decrease due to rate and an increase of $283 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $458, mainly as a result of the continued low interest rate environment. Interest income on commercial loans increased $125, primarily due to increasing loan demand. The $130 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. The $450 and $85 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates. Total interest expense decreased $642, with the decrease being attributable to a $585 decrease due to rate and a decrease due to volume of $57. Overall, the total increase in net interest income (FTE) of $143 was mainly attributable to an increase in volume of $340 offset by a $197 reduction due to rate which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed average balance sheets for the six months ended June 30, 2011 and 2010. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Six Months Ended
	June 30, 2011			June 30, 2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$209,418	$3,089	3.00%	$228,826	$4,255	3.75%
State and political subdivisions	24,848	739	6.13	23,222	709	6.16
Federal funds sold and interest-bearing deposits in banks	36,208	23	0.13	34,779	20	0.12
Restricted stock	5,741	143	5.09	5,319	130	4.93
Commercial loans	450,778	11,807	5.28	444,597	11,887	5.39
Real estate mortgage loans	63,305	1,766	5.73	75,004	2,014	5.41
Home equity lines of credit	109,291	2,129	3.96	108,882	2,141	3.96
Installment loans	194,506	5,368	5.67	168,583	5,364	6.42

Total Earning Assets	$1,094,095	$25,064	4.64%	$1,089,212	$26,520	4.91%

Allowance for loan loss	(17,240)			(19,249)
Cash and due from banks	20,295			17,559
Bank owned life insurance	17,293			16,582
Other assets	53,504			54,355

Total Assets	$1,167,947			$1,158,459

Liabilities and Shareholders’ Equity
Consumer time deposits	$466,746	$3,960	1.74%	$471,958	$5,021	2.15%
Public time deposits	63,216	139	0.46	88,202	320	0.73
Money market accounts	99,175	166	0.35	88,978	175	0.40
Savings deposits	95,032	78	0.17	85,161	81	0.19
Interest-bearing demand	149,835	145	0.20	134,246	128	0.19
Short-term borrowings	880	1	0.25	1,688	2	0.24
FHLB advances	42,500	527	2.54	43,343	634	2.95
Trust preferred securities	16,323	341	4.24	20,727	431	4.19

Total Interest-Bearing Liabilities	$933,707	$5,357	1.19%	$934,303	$6,792	1.47%

Noninterest-bearing deposits	118,409			111,740
Other liabilities	5,046			6,614
Shareholders’ Equity	110,785			105,802

Total Liabilities and Shareholders’ Equity	$1,167,947			$1,158,459

Net interest Income (FTE)		$19,707	3.63%		$19,728	3.65%
Taxable Equivalent Adjustment		(125)	(0.05)		(252)	(0.04)

Net Interest Income Per Financial Statements		$19,582			$19,476

Net Yield on Earning Assets			3.58%			3.61%

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010 Net Interest Income Comparison
Net interest income accounted for 76.80% of the Corporation’s revenues for the six months ended June 30, 2011. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $19,450 for the first half of 2011 compared to $19,476 during the same period of 2010. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the first half of 2011 and 2010 was $19,707 and $19,728, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.63% for the six months ended June 30, 2011 compared to 3.65% for the six months ended June 30, 2010. This decrease is mainly attributable to the lower interest rate environment which continues to reduce the Corporation’s yield on its investment portfolio and as a result, negatively impacts the net interest margin.
Average earning assets for the first half of 2011 were $1,094,095. This was an increase of $4,883, or 0.45%, compared to the same period last year. Due in part to the current extended period of lower market interest rates, the yield on average earning assets was 4.64% in the first half of 2011 compared to 4.91% for the same period last year. The yield on average loans during the first half of 2011 was 5.20%. This was 22 basis points lower than that of the first half of 2010 at 5.42%. Interest income from securities was $3,828 (FTE) for the six months ended June 30, 2011, compared to $4,965 during the first half of 2010. The yield on average securities was 3.30% and 3.99% for these periods, respectively.
The cost of interest-bearing liabilities was 1.19% during the first half of 2011 compared to 1.47% during the same period in 2010. Total average interest-bearing liabilities as of June 30, 2011 remained relatively constant compared to June 30, 2010. Average core deposits increased 1.24% as of June 30, 2011 compared to the same period of 2010. The average cost of trust preferred securities was 4.24% for the first half of 2011, compared to 4.19% for the first half of 2010.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2011 and June 30, 2010. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense
		in 2011 over 2010
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(286)	$(880)	$(1,166)
State and political subdivisions	48	(18)	30
Federal funds sold and interest-bearing deposits in banks	1	2	3
Restricted stock	11	2	13
Commercial loans	162	(242)	(80)
Real estate mortgage loans	(326)	78	(248)
Home equity lines of credit	8	(20)	(12)
Installment loans	715	(711)	4

Total Interest Income	333	(1,789)	(1,456)

Consumer time deposits	(44)	(1,017)	(1,061)
Public time deposits	(55)	(126)	(181)
Money market accounts	17	(26)	(9)
Savings deposits	8	(11)	(3)
Interest bearing demand	15	2	17
Short-term borrowings	(1)	—	(1)
FHLB advances	(10)	(97)	(107)
Trust preferred securities	(91)	1	(90)

Total Interest Expense	(161)	(1,274)	(1,435)

Net Interest Income (FTE)	$494	$(515)	$(21)

Net interest income (FTE) for the first half 2011 and 2010 was $19,707 and $19,728, respectively. Interest income (FTE) for the first half of 2011 decreased $1,456 in comparison to the same period in 2010. This decrease is attributable to $1,789 decrease due to rate and an increase of $333 due to volume. For the same period, interest expense decreased $1,435, with the decrease being primarily attributable to a $1,274 decrease due to rate and a decrease due to volume of $161. Overall, the total decrease in net interest income (FTE) of $21 was mainly attributable to an increase in volume of $494 offset by a $515 reduction due to rate which is the difference between interest income and interest expense.

     Noninterest Income
Table 5: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$470	$563	$873	$1,008
Deposit service charges	1,000	1,094	1,916	2,033
Electronic banking fees	819	826	1,725	1,620
Income from bank owned life insurance	175	173	349	344
Other income	41	69	120	162

Total fees and other income	2,505	2,725	4,983	5,167

Gain on sale of securities	88	—	500	38
Gain on sale of loans	238	195	417	387
Gains (losses) on sale of other assets	(27)	(24)	(25)	(45)

Total noninterest income	$2,804	$2,896	$5,875	$5,547

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010 Noninterest Income Comparison
Total fees and other income for the three months ended June 30, 2011 was $2,505, a decrease of $220, or 8.07%, over the same period 2010. Income earned on investment and trust services declined $93 compared to the prior period primarily as a result of the discontinuation of the Corporation’s brokerage division which occurred during the third quarter of 2010. Deposit service charges decreased by $94 when compared to a year ago and continued to be impacted by the economic environment and new regulations regarding overdrafts.
Total net gains recorded during the second quarter of 2011 increased $131 over the second quarter of 2010. This increase was mainly attributable to the $88 gain on sale of securities. Gains on the sale of loans increased $43, primarily as a result of the higher volume of indirect consumer loan sales during the second quarter of 2011 compared to the same period of 2010. A total of $13,309 of indirect consumer loans were sold during the second quarter of 2011 compared to $9,397 for second quarter 2010, an increase of 41.63%.
Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010 Noninterest Income Comparison
Total fees and other income for the six months ended June 30, 2011 was $4,983, a decrease of $184, or 3.56%, over the same period of 2010. Income earned on investment and trust services decreased $135, or 13.39% compared to 2010, mainly as a result of discontinuation of the Corporation’s brokerage division however this decrease was mitigated by higher market valuation fees and increased trust account fees. Fees from electronic banking increased $105 compared to the same period last year. Service charges on deposits decreased $117, which resulted primarily from both the economic environment and the new regulations regarding overdrafts.
Total net gains recorded during the first half of 2011 increased $492 over the first half of 2010. Of this increase, $462 was attributable to the sale of securities and $30 was attributable to the sale of loans. Sales of bank owned property resulted in a loss of $25 during the first half of 2011.

     Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,072	$3,911	$8,163	$7,829
Furniture and equipment	798	917	1,478	1,850
Net occupancy	588	581	1,200	1,196
Professional fees	445	595	931	1,148
Marketing and public relations	275	326	546	572
Supplies, postage and freight	289	302	561	644
Telecommunications	169	211	384	423
Ohio Franchise tax	298	281	596	562
FDIC Assessments	399	557	973	1,085
Other real estate owned	207	71	797	152
Electronic banking expenses	223	238	432	422
Loan and Collection Expense	310	450	752	773
Other expense	449	518	898	995

Total noninterest expense	$8,522	$8,958	$17,711	$17,651

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010 Noninterest Expense Comparison
Noninterest expense for the second quarter of 2011 decreased $436, or 4.87%, compared to the same period of 2010. The decline in noninterest expense was mainly attributable to lower FDIC assessments relative to the second quarter of 2010, due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Professional fees and loan and collection expense declined $290, or 15.10%, compared to the second quarter of 2010, primarily as a result of the Corporation’s establishment of an internal legal function. Other real estate costs increased $136 for the second quarter of 2011 compared to 2010, mainly due to higher costs associated with foreclosure proceedings and valuation allowances recorded for these properties.
Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010 Noninterest Expense Comparison
Noninterest expense increased slightly by $60, or 0.34%, for the first half of 2011 over the same period 2010. FDIC assessments decreased $112 compared to the same period of 2010. Furniture and equipment expense decreased $372, or 20.11%, compared to the prior period. The decrease in furniture and equipment expense was mainly as a result of the consolidation of data servicing centers during the first quarter of 2010. Professional fees decreased $217, or 18.90%, compared to the same period a year ago, mainly due to the establishment of the Corporation’s internal legal function. Offsetting these decreases, salaries and employee benefits increased $334, or 4.27%, compared to the same period of 2010. The Corporation also experienced an increase of $645 in other real estate costs primarily due to higher costs associated with foreclosure proceedings and valuation allowances recorded for these properties.
     Income taxes
Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010 Income Taxes Comparison
The Corporation recognized income tax expense of $61 and $283 for the second quarter of 2011 and 2010, respectively. Included in net income for the three months ended June 30, 2011 and June 30, 2010 was $430 and $415 of nontaxable income, including $145 and $142 related to life insurance policies and $285 and $273 of tax-exempt investment and loan interest income, respectively. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010 Income Taxes Comparison
The Corporation recognized income tax expense of $327 and $580 during the first half of 2011 and 2010, respectively. Included in net income for the six months ended June 30, 2011 and June 30, 2010 was $843 and $826 of nontaxable income, including $287 and $282 related to life insurance policies and $556 and $544 of tax-exempt investment and loan interest income, respectively. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the six month period was significantly less than income before income tax expense.
Financial Condition
     Overview
The Corporation’s assets at June 30, 2011 were $1,157,344 compared to $1,152,537 at December 31, 2010. This is an increase of $4,807, or 0.42%. Total securities increased $9,300, or 4.19%, compared to December 31, 2010, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. Portfolio loans increased $17,733, or 2.18%, from December 31, 2010 due to increased loan demand. Total deposits at June 30, 2011 were $982,037 compared to $978,526 at December 31, 2010. The growth in deposits primarily came in the form of core deposits which generally tends to improve liquidity while reducing costs.
     Securities
The composition of the Corporation’s securities portfolio at June 30, 2011 and December 31, 2010 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. As of June 30, 2011 the portfolio was comprised of 97.58% available for sale securities and 2.42% restricted stock. Available for sale securities were comprised of 27.41% U.S. Government agencies, 47.50% U.S. agency mortgage backed securities, 14.39% U.S. agency collateralized mortgage obligations and 10.70% municipal securities. At June 30, 2011, the available for sale securities had a net temporary unrealized gain of $6,616, representing 2.95% of the total amortized cost of the Bank’s available for sale securities.
     Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Table 7: Details on Loan Balances

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial real estate	$386,891	$375,803
Commercial	72,679	65,662
Real estate mortgage	68,837	74,685
Home equity loans	130,143	132,536
Indirect	158,885	150,031
Consumer	12,877	13,862

Total Loans	830,312	812,579
Allowance for loan losses	(17,351)	(16,136)

Net Loans	$812,961	$796,443

Despite the limited availability of quality loan opportunities throughout the financial industry, the Corporation significantly increased its commercial real estate, commercial and indirect loan portfolios during the second quarter of 2011. Commercial real estate loans increased by $11,088, or 2.95%, compared to December 31, 2010 and commercial loans increased by $7,017, or 10.69%, compared to December 31, 2010. Indirect loans increased by $8,854, or 5.90%, compared to December 31, 2010. The decline of $5,848 in real estate mortgages is mainly attributable to refinancing activity in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. Home equity loans declined $2,393 or 1.81%, compared to December 31, 2010. Consumer loans did not change significantly compared to December 31, 2010.
Total portfolio loans at June 30, 2011 were $830,312. This is an increase of $17,733 from December 31, 2010. At June 30, 2011, commercial and commercial real estate loans represented 55.35% of total portfolio loans. Real estate mortgages and home equity loans comprise 8.29% and 15.67% of total portfolio loans, respectively. Indirect and consumer loans were 20.69% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.
Loans held for sale, and not included in portfolio loans, were $1,308 at June 30, 2011. Mortgage loans held for sale accounted for the majority of the loans held for sale. The Corporation has a practice of retaining the servicing rights on loans that are sold.
Expected cash flow and interest rate information for loans is presented in the following table:
Table 8: Cash Flow and Interest Rate Information for Loans:

As of
June 30, 2011
Due in one year or less	$260,739
Due after one year but within five years	292,958
Due after five years	276,615

Totals	$830,312

Due after one year with a predetermined fixed interest rate	$484,700
Due after one year with a floating interest rate	84,873

Totals	$569,573

     Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2011 and 2010.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$17,315	$19,183	$16,136	$18,792
Charge-offs:
Commercial real estate	1,862	1,593	2,092	2,549
Commercial & industrial	224	4	224	44
Real estate mortgage	753	77	1,026	139
Home equity lines of credit	341	329	686	758
Indirect	143	143	338	414
Consumer	134	—	167	43
DDA Overdrafts	42	42	78	92

Total charge-offs	3,499	2,188	4,611	4,039

Recoveries:
Commercial real estate	114	69	216	71
Commercial & industrial	4	133	35	134
Real estate mortgage	6	—	10	—
Home equity lines of credit	1	—	2	—
Indirect	47	113	72	216
Consumer	5	6	14	12
DDA Overdrafts	13	10	32	31

Total Recoveries	190	331	381	464

Net Charge-offs	3,309	1,857	4,230	3,575

Provision for loan losses	3,345	2,109	5,445	4,218
Balance at end of period	$17,351	$19,435	$17,351	$19,435

Loans outstanding at end of period	$830,312	$795,451	$830,312	$795,451

Allowance for loan losses as a percent of loans outstanding at the end of the period	2.09%	2.44%	2.09%	2.44%

Average Loans Outstanding	$815,618	$792,132	$813,300	$794,076

Annualized ratio to average loans:
Net Charge-offs	1.63%	0.94%	2.09%	1.81%
Provision for loan losses	1.64%	1.07%	2.69%	2.13%
Due to the overall economic conditions and increasing levels of problem loans experienced industry wide, primarily commercial and commercial real estate loans, the Corporation created a dedicated loan workout group early in the fourth quarter of 2009 staffed with new hires with workout experience. During 2010, as the group became familiar with the Corporation’s problem loans, a segment of commercial and commercial real estate loans which had previously been identified as having higher risk factors in accordance with ASC 450 (FAS 5) was designated as impaired in accordance with ASC 310-10-35 (FAS 114). In addition, the Corporation improved the timeliness of recognizing liquidation as the primary source of repayment of the problem loans. These loans were then charged-down to their net realizable values, less costs to sell, in accordance with ASC 310-10-35 (FAS 114). As a result, the Corporation experienced an increase in charge-offs in 2010, primarily with respect to commercial and commercial real estate loans, which in turn reduced the level of specific reserves provided for these loans under ASC 310-10-35 (FAS 114). During the same period and in response to increasing levels of problem loans experienced by the Corporation, the level of the portion of the Corporation’s allowance for loan losses allocated to loans having high risk factors in accordance with ASC 450 (FAS 5) increased.
The allowance for loan losses at June 30, 2011 was $17,351, or 2.09%, of outstanding loans, compared to $19,435, or 2.44%, of portfolio loans at June 30, 2010 and $16,136, or 1.99%, of outstanding loans at December 31, 2010. The allowance for loan losses was 45.72% and 41.87% of nonperforming loans at June 30, 2011 and June 30, 2010, respectively.
The provision for loan losses for the quarter ended June 30, 2011 was $3,345 compared to provision for loan losses of $2,109 one year ago and for the six months ended June 30, 2011 was $5,445 compared to $4,218 for the six months ended June 30, 2010. Net charge-offs for the three months ended June 30, 2011 were $3,309, compared to $1,857 for the three months ended June 30, 2010. Net charge-offs for the six months ended June 30, 2011 were $4,230, compared to $3,575 for the six months ended June 30, 2010. Annualized net charge-offs as a percent of average loans for the second quarter and first half of 2011 were 1.63% and 1.05% respectively, compared to 0.94% and 0.91% for the same periods in 2010. The provision for loan losses for the three and six month periods ended June 30, 2011 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at June 30, 2011. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.
     Deposits
Table 10: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
		For the three months ended
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
		(Dollars in thousands)
Demand deposits	$120,731	$112,810	0.00%	0.00%
Interest checking	155,806	141,974	0.19	0.17
Savings deposits	96,978	89,982	0.16	0.17
Money Market Accounts	100,383	93,502	0.32	0.41
Consumer time deposits	464,623	464,924	1.66	1.81
Public time deposits	59,782	80,990	0.42	0.54

Total Deposits	998,303	984,182	0.88	0.98
Short-term borrowings	855	1,852	0.21	0.25
FHLB borrowings	42,499	42,501	2.43	2.98
Junior subordinated debentures	16,324	16,322	4.12	3.18

Total borrowings	59,678	60,675	2.86	2.95

Total funding	$1,057,981	$1,044,857	0.99%	1.23%

Average deposits for the three months ended June 30, 2011 were $998,303 compared to average deposits of $984,182 for the three months ended December 31, 2010. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on public certificate of deposit accounts and has maintained the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.
The following table summarizes total consumer and public time deposits greater than or equal to $100,000 as of June 30, 2011 by remaining maturity:
Table 11: Consumer and Public Time Deposits Greater Than $100,000

June 30, 2011
(Dollars in thousands)
Less than 3 months	$39,015
3 to 6 months	52,946
6 to 12 months	91,526
Over 12 months	49,033

Total	$232,520

     Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2011, the Corporation had $756 of short-term borrowings. There were no federal funds purchased at June 30, 2011 and December 31, 2010. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $42,499 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,501 at December 31, 2010. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.
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
     Regulatory Capital
The Corporation continued to maintain an appropriate capital position. Total shareholders’ equity was $111,497 at June 30, 2011. This is an increase of 1.86% over December 31, 2010. For the six months ended June 30, 2011, total shareholders’ equity was increased by net income of $1,842, $92 for share-based compensation and a $888 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities. Factors decreasing shareholders’ equity were cash dividends payable to common shareholders in the amount of $159 and cash dividends payable to preferred shareholders in the amount of $637. The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2011, at a cost of $6,092.
The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At June 30, 2011 and December 31, 2010, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:
•	increases in interest rates or further weakening economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•	asset price deterioration, which has had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	general economic conditions, either nationally or regionally (especially in northeastern Ohio), becoming less favorable than expected resulting in, among other things, further deterioration in credit quality of assets;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition (such as, for example, the Dodd-Frank Wall Street reform and Consumer Protection Act and rules and regulations that may be promulgated under the Act);

•	persisting volatility and limited credit availability in the financial markets, particularly if limitations on the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise; or if initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•	limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	limitations on the Corporation’s ability to pay dividends;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, continued disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

•	changes in general economic conditions and competition in the geographic and business areas in which the Corporation conducts its operations; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the Securities and Exchange Commission.
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
     Credit Risk Management
Uniform underwriting criteria, ongoing risk monitoring and review processes and well-defined, centralized credit policies dictate the management of credit risk for the Corporation. As such, credit risk is managed through the Corporation’s allowance for loan loss policy which requires the loan officer, lending officers, and the loan review committee to manage loan quality. The Corporation’s credit policies are reviewed and modified on an ongoing basis in order to remain suitable for the management of credit risks within the loan portfolio as conditions change. The Corporation uses a loan rating system to properly classify and assess the credit quality of individual commercial loan transactions. The loan rating system is used to determine the adequacy of the allowance for loan losses for regulatory reporting purposes and to assist in the determination of the frequency of review for credit exposures.
     Nonperforming Assets
Total nonperforming assets consist of nonperforming loans and other foreclosed assets. A loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The ratio of nonperforming loans to total loans decreased from 5.15% at December 31, 2010 to 4.57% at June 30, 2011. This is the result of Management’s continued focus on asset quality. Nonperforming loans at June 30, 2011 were $37,954 compared to $41,831 at December 31, 2010, a decrease of $3,877. Of this total, commercial real estate loans were $24,532 or 64.64% of total nonperforming loans compared to $25,941 or 62.01% of total nonperforming loans at December 31, 2010. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.
Other foreclosed assets were $2,277 as of June 30, 2011 compared to $3,119 at December 31, 2010. The $2,277 is comprised of $1,025 in residential properties and $1,252 in commercial real estate properties. This compares to $1,935 in residential properties and $1,184 in commercial real estate properties as of December 31, 2010.
Table 12 sets forth nonperforming assets at June 30, 2011 and December 31, 2010.

Table 12: Nonperforming Assets

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans	$26,404	$28,613
Real estate mortgage	6,661	8,853
Home equity lines of credit	2,880	2,398
Installment loans	2,009	1,967

Total nonperforming loans	37,954	41,831

Other foreclosed assets	2,277	3,119

Total nonperforming assets	$40,231	$44,950
Loans 90 days past due accruing interest	$—	$—
Total nonperforming loans to total loans	4.57%	5.21%

Allowance for loan losses to nonperforming assets	43.13%	35.90%

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
Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at June 30, 2011, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $239, or 0.60%, and in a -200 basis point shock, net interest income would decrease $2,667, or 6.70%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.
The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the Corporation’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the Corporation’s interest rate risk exposure. At June 30, 2011, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 14.80% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 8.30%.
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
The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $94,490 at June 30, 2011.
ITEM 4. Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2010, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2010 annual meeting of shareholders. On March 24, 2010, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2010, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2010, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court and refused to dissolve the preliminary injunction. Once the Sixth Circuit makes its decision, the case will now be remanded to the District Court for the filing of dispositive motions and, if necessary, a trial on the merits.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of June 30, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program.
Item 6. Exhibits.
     (a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)
Date: August 8, 2011	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.