Form 10-Q
period 2011-09-30
LNB BANCORP INC
filed 2011-11-04
CIK 737210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares of the registrant outstanding on November 1, 2011 was 7,882,249.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$34,682	$17,370
Federal funds sold and interest bearing deposits in banks	5,966	31,198

Cash and cash equivalents	40,648	48,568
Securities available for sale, at fair value (Note 5)	232,358	221,725
Restricted stock	5,741	5,741
Loans held for sale	4,069	5,105
Loans: (Note 6)
Portfolio loans	837,492	812,579
Allowance for loan losses (Note 6)	(17,845)	(16,136)

Net loans	819,647	796,443

Bank premises and equipment, net	9,105	9,645
Other real estate owned	2,116	3,119
Bank owned life insurance	17,670	17,146
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	766	868
Accrued interest receivable	3,667	3,519
Other assets	12,914	19,076

Total Assets	$1,170,283	$1,152,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$121,402	$115,476
Savings, money market and interest-bearing demand	352,089	318,434
Time deposits	515,788	544,616

Total deposits	989,279	978,526

Short-term borrowings (Note 8)	371	932
Federal Home Loan Bank advances (Note 9)	47,498	42,501
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	1,271	1,434
Accrued taxes, expenses and other liabilities	2,928	3,442

Total Liabilities	1,057,585	1,043,073

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at September 30, 2011 and December 31, 2010.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at September 30, 2011 and December 31, 2010.	25,223	25,223
Discount on Series B preferred stock	(105)	(116)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,210,443 shares at September 30, 2011 and 8,172,943 at December 31, 2010.	8,210	8,173
Additional paid-in capital	39,559	39,455
Retained earnings	42,989	40,668
Accumulated other comprehensive income	2,768	2,007
Treasury shares at cost, 328,194 shares at September 30, 2011 and at December 31, 2010	(6,092)	(6,092)

Total Shareholders’ Equity	112,698	109,464

Total Liabilities and Shareholders’ Equity	$1,170,283	$1,152,537

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,692	$10,740	$31,731	$32,112
Securities:
U.S. Government agencies and corporations	1,505	1,395	4,594	5,601
State and political subdivisions	257	246	770	737
Trading securities	—	—	—	49
Other debt and equity securities	67	72	210	202
Federal funds sold and interest on deposits in banks	15	10	38	30

Total interest and dividend income	12,536	12,463	37,343	38,731
Interest Expense
Deposits	2,044	2,554	6,531	8,279
Federal Home Loan Bank advances	263	319	790	953
Short-term borrowings	—	1	2	3
Junior subordinated debentures	170	217	511	648

Total interest expense	2,477	3,091	7,834	9,883

Net Interest Income	10,059	9,372	29,509	28,848
Provision for Loan Losses (Note 6)	2,100	2,076	7,545	6,294

Net interest income after provision for loan losses	7,959	7,296	21,964	22,554
Noninterest Income
Investment and trust services	378	403	1,251	1,411
Deposit service charges	1,099	1,146	3,015	3,179
Other service charges and fees	769	792	2,494	2,412
Income from bank owned life insurance	175	171	524	515
Other income	66	86	186	248

Total fees and other income	2,487	2,598	7,470	7,765
Securities gains, net	7	—	507	38
Gains on sale of loans	181	264	598	651
Loss on sale of other assets, net	(133)	(28)	(158)	(73)
Gain on extinguishment of debt	—	2,210	—	2,210

Total noninterest income	2,542	5,044	8,417	10,591
Noninterest Expense
Salaries and employee benefits	3,986	3,898	12,149	11,727
Furniture and equipment	821	866	2,299	2,716
Net occupancy	569	579	1,769	1,775
Professional fees	450	538	1,381	1,686
Marketing and public relations	215	256	761	828
Supplies, postage and freight	265	292	826	936
Telecommunications	163	200	547	623
Ohio franchise tax	303	274	899	836
FDIC assessments	396	568	1,369	1,653
Other real estate owned	144	95	941	247
Electronic banking expenses	236	237	668	659
Loan and collection expense	334	433	1,086	1,206
Other expense	447	532	1,345	1,527

Total noninterest expense	8,329	8,768	26,040	26,419

Income before income tax expense	2,172	3,572	4,341	6,726
Income tax expense	500	842	827	1,422

Net Income	$1,672	$2,730	$3,514	$5,304

Dividends and accretion on preferred stock	319	320	956	957

Net Income Available to Common Shareholders	$1,353	$2,410	$2,558	$4,347

Net Income Per Common Share (Note 2)
Basic	$0.17	$0.32	$0.32	$0.59
Diluted	0.17	0.32	0.32	0.59
Dividends declared	0.01	0.01	0.03	0.03
Average Common Shares Outstanding
Basic	7,882,439	7,514,935	7,879,575	7,400,957
Diluted	7,882,439	7,513,935	7,879,575	7,400,957

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity (unaudited)

	Preferred Stock (Net of Discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:
Net Income					5,304			5,304
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						958		958

Total comprehensive income								6,262
Share-based compensation				70				70
Common shares issued (462,234 shares)			462	1,578				2,040
Restricted shares granted (67,498 shares)			68	(68)				—
Preferred dividends and accretion of discount	11				(956)			(945)
Common dividends declared, $.03 per share					(225)			(225)

Balance, September 30, 2010	$25,103	$146	$8,154	$39,442	$41,006	$3,584	$(6,092)	$111,343
Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Comprehensive income:
Net Income					3,514			3,514
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities						761		761

Total comprehensive income								4,275
Share-based compensation				141				141
Restricted shares granted (40,000 shares), net of forfeitures (2,500 shares)			37	(37)				—
Preferred dividends and accretion of discount	11				(956)			(945)
Common dividends declared, $.03 per share					(237)			(237)

Balance, September 30, 2011	$25,118	$146	$8,210	$39,559	$42,989	$2,768	$(6,092)	$112,698

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Operating Activities
Net income	$3,514	$5,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,545	6,294
Depreciation and amortization	935	1,041
Amortization of premiums and discounts	1,066	1,571
Amortization of intangibles	102	102
Amortization of loan servicing rights	118	189
Amortization of deferred loan fees and costs	(208)	(46)
Federal deferred income tax expense	453	796
Securities gains, net	(507)	(38)
Share-based compensation	141	70
Loans originated for sale	(47,201)	(60,319)
Proceeds from sales of loan originations	48,835	59,426
Net gain from loan sales	(598)	(651)
Net loss on sale of other assets	158	73
Net gain on extinguishment of debt	—	(2,210)
Net decrease in accrued interest receivable and other assets	4,527	3,436
Net decrease in accrued interest payable, taxes and other liabilities	(677)	(3,357)

Net cash provided by operating activities	18,203	11,681

Investing Activities
Proceeds from sales of available-for-sale securities	24,560	4,170
Proceeds from maturities of available-for-sale securities	80,061	102,338
Purchase of available-for-sale securities	(114,660)	(74,355)
Proceeds from maturities of trading securities	—	436
Proceeds from sale of trading securities	—	7,774
Purchase of Federal Reserve Bank Stock	—	(756)
Net increase in loans made to customers	(33,013)	(1,544)
Proceeds from the sale of other real estate owned	3,317	419
Purchase of bank premises and equipment	(395)	(484)

Net cash (used in) provided by investing activities	(40,130)	37,998
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	5,926	(5,784)
Net increase in savings, money market and interest-bearing demand	33,655	21,629
Net decrease in time deposits	(28,828)	(8,247)
Net increase (decrease) in short-term borrowings	(560)	34
Proceeds from Federal Home Loan Bank advances	24,500	34,000
Payment of Federal Home Loan Bank advances	(19,504)	(34,003)
Extinguishment of debt, net	—	(10)
Dividends paid-preferred	(945)	(945)
Dividends paid-common	(237)	(225)

Net cash provided by financing activities	14,007	6,449

Net increase (decrease) in cash and cash equivalents	(7,920)	56,128
Cash and cash equivalents, January 1	48,568	26,946

Cash and cash equivalents, September 30	$40,648	$83,074

Supplemental cash flow information
Interest paid	$7,998	$10,239
Income taxes paid	860	675
Loans transferred to other real estate owned	2,899	1,640
Common stock issued for extinguishment of debt	—	2,040

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results which may be expected for a full year.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of September 30, 2011 and December 31, 2010, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2011 and December 31, 2010, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Corporation intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If the Corporation decides to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the OTTI will be recognized in earnings equal to the difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the Corporation does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,240 and $3,479 at September 30, 2011 and December 31, 2010, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,472 for both September 30, 2011 and December 31, 2010 are included in accumulated other comprehensive income.

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of September 30, 2011, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued.

As of September 30, 2011 and December 31, 2010, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. In connection with the Corporation’s sale of $25.2 million of its Series B preferred stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74.

New Accounting Pronouncements

Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. On September 15, 2011 the FASB issued an accounting standards update to simplify testing of goodwill for impairment. The changes will reduce complexity and costs by allowing an entity (public or nonpublic) to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Specifically, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. The amendments will be effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial statements.

ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of

Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and has been applied retrospectively to restructurings occurring on or after January 1, 2011. As of September 30, 2011, the Corporation identified $1,817 in loans that were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02. These loans did not require an allowance as each was either previously partially charged-off or was adequately secured by collateral. Refer to Note 6, Loans and Allowance for Loan Losses, for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,882,439	7,514,935	7,879,575	7,400,957
Dilutive effect of incentive stock options and warrants	—	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,882,439	7,514,935	7,879,575	7,400,957

Net Income	$1,672	$2,730	$3,514	$5,304
Dividends and accretion on preferred stock	319	320	956	957

Income Available to Common Shareholders	$1,353	$2,410	$2,558	$4,347

Basic Earnings Per Common Share	$0.17	$0.32	$0.32	$0.59

Diluted Earnings Per Common Share	$0.17	$0.32	$0.32	$0.59

Options for an aggregate of 197,000 common shares and a common stock warrant for 561,343 shares were considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2011. All stock options and the stock warrant were antidilutive for the three and nine month periods ended September 30, 2011.

(3) Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,394 on September 30, 2011 and $1,195 on December 31, 2010.

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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	601	499

Carrying value of core deposit intangibles	$766	$868

(5) Securities

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

	At September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$58,784	$134	$(285)	$58,633
Mortgage backed securities	113,916	4,540	(247)	118,209
Collateralized mortgage obligations	28,632	717	(5)	29,344
State and political subdivisions	24,600	1,578	(6)	26,172

Total securities available for sale	$225,932	$6,969	$(543)	$232,358

	At December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,239	$511	$(682)	$56,068
Mortgage backed securities	91,793	4,128	(30)	95,891
Collateralized mortgage obligations	44,297	1,249	(27)	45,519
State and political subdivisions	24,125	522	(400)	24,247

Total securities available for sale	$216,454	$6,410	$(1,139)	$221,725

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $140,552 and $152,079 at September 30, 2011 and December 31, 2010 respectively.

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

	At September 30, 2011
	(Dollars in thousands)
Securities available for sale:	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	25,805	25,826
Due from five years to ten years	17,947	18,844
Due after ten years	39,632	40,135
Mortgage backed securities and collateralized mortgage obligations	142,548	147,553

Total	$225,932	$232,358

Realized gains and losses related to securities available-for-sale sold during the nine-month periods ended September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
	(Dollars in thousands)
Gross realized gains	$500	$138
Gross realized losses	—	(100)

Net securities gains	$500	$38

Proceeds from the sale of available for sale securities	$24,560	$4,170

The securities portfolio contained $1,205 and $6,721 in non-rated securities of state and political subdivisions at September 30, 2011 and December 31, 2010, respectively. Based upon yield, term to maturity and market risk, the fair value of these securities was estimated to be $1,289 and $6,784 at September 30, 2011 and December 31, 2010, respectively. Management reviewed these non-rated securities and has determined that there was no other-than-temporary impairment to their value at September 30, 2011 and December 31, 2010.

The following is a summary of securities that had unrealized losses at September 30, 2011 and December 31, 2010. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At September 30, 2011 there were 7 securities with unrealized losses totaling $543 and at December 31, 2010, the Corporation held 33 securities with unrealized losses totaling $1,139. Factors that are temporary in nature may result in securities being valued at less than amortized cost. For example, when the current levels of interest rates offered on securities are higher compared to the coupon interest rates on the securities held by the Corporation or when impairment is not due to credit deterioration, securities will be valued at less than amortized cost. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$14,715	$(285)	$—	$—	$14,715	$(285)
Mortgage backed securities	16,320	(247)	—	—	16,320	(247)
Collateralized mortgage obligations	4,354	(5)	—	—	4,354	(5)
State and political subdivisions	355	(6)	—	—	355	(6)

Total	$35,744	$(543)	$—	$—	$35,744	$(543)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$29,352	$(682)	$—	$—	$29,352	$(682)
Mortgage backed securities	14,617	(30)	—	—	14,617	(30)
Collateralized mortgage obligations	10,027	(27)	—	—	10,027	(27)
State and political subdivisions	1,633	(400)	—	—	1,633	(400)

Total	$55,629	$(1,139)	$—	$—	$55,629	$(1,139)

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

Activity in the loan balances and the allowance for loan losses by segment at September 30, 2011 and December 31, 2010 are summarized as follows:

Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Residential	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$1,317	$11,127	$805	$1,512	$904	$471	$16,136
Losses charged off	(236)	(2,669)	(1,746)	(957)	(264)	(490)	(6,362)
Recoveries	38	249	49	15	77	98	526
Provision charged to expense	6	3,079	2,142	1,744	234	340	7,545

Balance, end of period	$1,125	$11,786	$1,250	$2,314	$951	$419	$17,845

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$157	$5,234	$—	$—	$—	$—	$5,391
Collectively evaluated for impairment	968	6,552	1,250	2,314	951	419	12,454

Total ending allowance balance	$1,125	$11,786	$1,250	$2,314	$951	$419	$17,845

Loans:
Individually evaluated for impairment	$839	$33,966	$1,002	$—	$—	$—	$35,807
Collectively evaluated for impairment	68,919	350,712	64,745	129,665	174,521	13,123	801,685

Total ending loans balance	$69,758	$384,678	$65,747	$129,665	$174,521	$13,123	$837,492

	Twelve Months Ended December 31, 2010
	Commercial	Commercial Real Estate	Residential	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$862	$14,390	$528	$1,591	$799	$622	$18,792
Losses charged off	(1,507)	(8,508)	(1,491)	(1,091)	(455)	(573)	(13,625)
Recoveries	157	87	30	39	293	138	744
Provision charged to expense	1,805	5,158	1,738	973	267	284	10,225

Balance, end of year	$1,317	$11,127	$805	$1,512	$904	$471	$16,136

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$206	$6,865	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	1,111	4,262	759	1,512	904	471	9,019

Total ending allowance balance	$1,317	$11,127	$805	$1,512	$904	$471	$16,136

Loans:
Individually evaluated for impairment	$1,333	$38,853	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	64,329	336,950	70,203	132,536	150,031	13,862	767,911

Total ending loans balance	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

Delinquencies

Delinquencies are a sign of weakness in credit quality. Lending staff at the Corporation monitor the financial performance and delinquency of borrowers in its portfolios. Staff members are responsible for managing delinquencies by following up with borrowers and arranging for payments. The Corporation determines if a commercial or commercial real estate loan is delinquent based on the number of days past due according to the contractual terms of the loan. For residential, home equity and consumer loans, the Corporation considers the borrower delinquent if the borrower is in arrears by two or more monthly payments. The following procedure is followed in managing delinquent accounts:

•	15-30 days past due- a collection notice is sent reminding the borrower of past due status and the urgency of bringing the account current.

•	45 days past due- a default letter is sent declaring the loan in default and advising the borrower that legal action will be necessary if the account is not brought current immediately.

•	60 days past due- an “attorney letter” accelerating the loan is sent advising the borrower that legal proceedings to collect the debt will begin immediately.

Management monitors delinquencies and potential problem loans on a recurring basis. At September 30, 2011 there were $29,318 in total past due loans or 3.50% of total loans compared to $36,316 or 4.48% of total loans at December 31, 2010. A table showing total loan delinquencies as of September 30, 2011 and December 31, 2010 by loan segment is as follows:

Age Analysis of Past Due Loans

as of September 30, 2011

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$—	$—	$849	$849	$68,909	$69,758	$—
Commercial Real Estate	287	3,236	15,574	19,097	365,581	384,678	—
Residential	556	718	3,858	5,132	60,615	65,747	—
Home Equity Loans	1,034	130	2,128	3,292	126,373	129,665	—
Indirect	684	87	10	781	173,740	174,521
Consumer	28	7	132	167	12,956	13,123	—

Total	$2,589	$4,178	$22,551	$29,318	$808,174	$837,492	$—

Age Analysis of Past Due Loans

as of December 31, 2010

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial	$31	$211	$793	$1,035	$64,627	$65,662	$—
Commercial Real Estate	1,906	856	19,970	22,732	353,071	375,803	—
Residential	1,018	1,284	7,172	9,474	65,211	74,685	—
Home Equity Loans	776	235	1,130	2,141	130,395	132,536	—
Indirect	612	123	112	847	149,184	150,031
Consumer	61	—	26	87	13,775	13,862	—

Total	$4,404	$2,709	$29,203	$36,316	$776,263	$812,579	$—

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while considered impaired was immaterial for all periods. Information regarding impaired loans as of September 30, 2011 and December 31, 2010 is as follows:

At September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial	$335	$335	$—	$432
Commercial Real Estate	9,491	14,005	—	10,278
Residential	1,002	1,750	—	1,399
Home Equity Loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial	504	979	157	681
Commercial Real Estate	24,475	26,347	5,234	24,941
Residential	—	—	—	662
Home Equity Loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$35,807	$43,416	$5,391	$38,393

At December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial	$549	$549	$—	$600
Commercial Real Estate	6,393	10,367	—	8,643
Residential	3,102	3,432	—	3,211
Home Equity Loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial	784	1,432	206	1,143
Commercial Real Estate	32,460	35,483	6,865	29,946
Residential	1,380	1,416	46	1,420
Home Equity Loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$44,668	$52,679	$7,117	$44,963

Nonaccrual loans at September 30, 2011 were $37,115, compared to $41,831 at December 31, 2010. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans On NonAccrual Status

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$1,124	$1,333
Commercial Real Estate	23,589	25,941
Residential	7,705	11,052
Home Equity Loans	3,629	2,372
Indirect	728	667
Consumer	340	466

Total Nonaccrual Loans	$37,115	$41,831

Percentage of nonaccrual loans to portfolio loans	4.43%	5.15%
Percentage of nonaccrual loans to total assets	3.17%	3.63%

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Included in loans individually evaluated for impairment as of September 30, 2011 are loans with a recorded investment of $1,817 whose terms have been modified in troubled debt restructurings and considered nonaccrual. The Corporation has allocated reserves of $113 for the nonaccrual TDR loans at September 30, 2011. At December 31, 2010, the recorded investment of one loan whose terms had been modified in a troubled debt restructuring was $636. This loan was accruing with no specific reserve allocated at December 31, 2010. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at September 30, 2011 and December 31, 2010. At September 30, 2011 the borrowers have made timely payments of principal and interest on those loans per the modified agreements. Information regarding TDR loans for the three and nine month periods ended September 30, 2011 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial Real Estate	—	$—	1	$391

There were no loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2011.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Land loans are also included in the class of commercial real estate loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.

Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates.

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for September 30, 2011 and December 31, 2010:

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

The following table presents the recorded investment of commercial, commercial real estate and residential construction loans by internal credit risk grade and the recorded investment in residential, home equity, indirect and consumer loans based on delinquency status as of September 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Residential*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	September 30, 2011
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,172	$—	$—	$—	$—	$—	$3,172
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	147	2,912	—	—	—	—	3,059
Grade 4 - Average	3,453	58,079	259	—	—	—	61,791
Grade 5 - Acceptable	59,007	262,408	4,903	—	—	—	326,318

Total Pass Credits	65,779	323,399	5,162	—	—	—	394,340
Grade 6 - Special mention	2,685	16,223	720	—	—	—	19,628
Grade 7 - Substandard	1,294	45,056	1,444	—	—	—	47,794
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	69,758	384,678	7,326	—	—	—	461,762
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,289	126,373	173,740	12,956	366,358
30-59 days past due loans not internally risk graded	—	—	556	1,034	684	28	2,302
60-89 days past due loans not internally risk graded	—	—	718	130	87	7	942
90+ days past due loans not internally risk graded	—	—	3,858	2,128	10	132	6,128

Total loans not internally credit risk graded	—	—	58,421	129,665	174,521	13,123	375,730

Total loans internally and not internally credit risk graded	$69,758	$384,678	$65,747	$129,665	$174,521	$13,123	$837,492

	Commercial	Commercial Real Estate	Residential*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	December 31, 2010
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$3,124	$—	$—	$—	$—	$—	$3,124
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	162	3,055	—	—	—	—	3,217
Grade 4 - Average	8,343	59,651	267	—	—	—	68,261
Grade 5 - Acceptable	49,727	246,475	5,733	—	—	—	301,935

Total Pass Credits	61,356	309,181	6,000	—	—	—	376,537
Grade 6 - Special mention	2,599	13,807	170	—	—	—	16,576
Grade 7 - Substandard	1,707	52,815	2,516	—	—	—	57,038
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	65,662	375,803	8,686	—	—	—	450,151
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,389	130,395	149,184	13,775	350,743
30-59 days past due loans not internally risk graded	—	—	1,018	776	612	61	2,467
60-89 days past due loans not internally risk graded	—	—	1,032	235	123	—	1,390
90+ days past due loans not internally risk graded	—	—	6,560	1,130	112	26	7,828

Total loans not internally credit risk graded	—	—	65,999	132,536	150,031	13,862	362,428

Total loans internally and not internally credit risk graded	$65,662	$375,803	$74,685	$132,536	$150,031	$13,862	$812,579

*	Residential loans with an internal commercial credit risk grade include loans that are secured by non owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.

The Corporation adheres to underwriting standards consistent with its Loan Policy for indirect and consumer loans. Final approval of a consumer credit depends on the repayment ability of the borrower. Repayment ability generally requires the determination of the borrower’s capacity to meet current and proposed debt service requirements. A borrower’s repayment ability is monitored based on delinquency, generally for time periods of 30 to 59 days past due, 60 to 89 days past due and greater than 90 days past due. This information is provided in the above past due loans table.

(7) Deposits

Deposit balances at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Demand and other noninterest-bearing	$121,402	$115,476
Interest checking	150,774	134,375
Savings	100,567	91,882
Money market accounts	100,748	92,177
Consumer time deposits	438,086	464,860
Public time deposits	77,702	79,756

Total deposits	$989,279	$978,526

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $239,056 and $240,127 at September 30, 2011 and December 31, 2010, respectively.

The maturity distribution of certificates of deposit as of September 30, 2011 follows:

	Within 12 months	After 12 months but within 36 months	After 36 months but within 60 months	After 5 years	Total
	(Dollars in thousands)
Consumer time deposits	$302,730	$102,228	$33,128	$—	$438,086
Public time deposits	60,090	15,068	2,544	—	77,702

Total time deposits	$362,820	$117,296	$35,672	$—	$515,788

(8) Short-Term Borrowings

The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2011, the Bank had pledged approximately $86,801 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,401. No amounts were outstanding at September 30, 2011 or December 31, 2010. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of September 30, 2011 and December 31, 2010.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at September 30, 2011 and December 31, 2010 were $371 and $932, respectively. The interest rate paid on these borrowings was 0.15% at September 30, 2011 and 0.25% at December 31, 2010. No Federal Funds were purchased as of September 30, 2011 and December 31, 2010.

(9) Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $42,498 and $42,501 at September 30, 2011 and December 31, 2010, respectively. All advances are bullet maturities with no call features. At September 30, 2011, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $61,824 and $28,961, respectively. The maximum borrowing capacity of the Bank at September 30, 2011 was $53,580 with unused collateral borrowing capacity of $12,793. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $5,000 for the CMA line of credit as of September 30, 2011 and $0 at December 31, 2010.

Maturities of FHLB advances outstanding at September 30, 2011 and December 31, 2010 are as follows.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%	$—	$15,000
Maturity December 2011, variable rate 0.15% at September 30, 2011	5,000	—
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014 though August 2014, fixed rates ranging from 2.06% to 3.55%	15,030	10,040
Maturity January 2015 fixed rate 2.00% and July 2015, fixed rate 4.76%	12,468	2,461

Total FHLB advances	$47,498	$42,501

(10) Trust Preferred Securities

In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of trust preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation used the proceeds from the debentures to fund the cash portion of its acquisition of Morgan Bancorp, Inc. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts.

The subordinated notes mature in 2037. The debentures issued to Trust I bear a floating interest rate (current three-month LIBOR plus 148 basis points). The debentures issued to Trust II bear a fixed rate of 6.64% through June 15, 2017, which then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the debentures is payable quarterly. The interest rates in effect as of the last determination date in 2011 were 1.83% and 6.64% for Trust I securities and Trust II securities, respectively. At September 30, 2011 and December 31, 2010, accrued interest payable for Trust I securities was $6 and $6 and for Trust II securities was $22 and $30, respectively.

The subordinated debentures are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The debentures are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the debentures or thereafter incurred. At September 30, 2011, the balance of the subordinated debentures payable to Trust I and Trust II were each $8,119.

In August 2010, the Corporation entered into an agreement with certain holders of its then non-pooled trust preferred securities to exchange up to $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for up to 525,000 newly issued shares of the Corporation’s common stock. The Corporation issued 462,234 shares of common stock at a volume-weighted average price of $4.41 per share in exchange for the $4,250 in aggregate principal amount of tendered Trust I and Trust II trust preferred securities and recorded a gain on extinguishment of debt of $2,210 ($1,459 after-tax).

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

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on Management’s evaluation of the applicant’s credit. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Payments under standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. A summary of the contractual amount of commitments at September 30, 2011 follows:

September 30, 2011
(Dollars in thousands)
Commitments to extend credit	$80,840
Home equity lines of credit	77,529
Standby letters of credit	8,344

Total	$166,713

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

•

The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2011 and December 31, 2010.

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

The estimated fair values of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, federal funds sold and interest-bearing deposits in banks	$40,648	$40,648	$48,568	$48,568
Securities	232,358	232,358	221,725	221,725
Portfolio loans, net	819,647	837,781	796,443	801,585
Loans held for sale	4,069	4,069	5,105	5,105
Accrued interest receivable	3,667	3,667	3,519	3,519
Financial liabilities
Deposits:
Demand, savings and money market	473,491	473,491	433,910	433,910
Time deposits	515,788	521,054	544,616	551,832

Total deposits	989,279	994,545	978,526	985,742

Short-term borrowings	371	371	932	932
Federal Home Loan Bank advances	47,498	48,928	42,501	43,613
Junior subordinated debentures	16,238	15,943	16,238	15,746
Accrued interest payable	1,271	1,271	1,434	1,434

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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

Description	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$58,633	$—	$58,633	$—
Mortgage backed securities	118,209	—	118,209	—
Collateralized mortgage obligations	29,344	—	29,344	—
State and political subdivisions	26,172	—	26,172	—

Total	$232,358	$—	$232,358	$—

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,068	$—	$56,068	$—
Mortgage backed securities	95,891	—	95,891	—
Collateralized mortgage obligations	45,519	—	45,519	—
State and political subdivisions	24,247	—	24,247	—

Total	$221,725	$—	$221,725	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2011. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and or from independent brokers.

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010:

September 30, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired loans	$—	$—	$35,807	$35,807
Other real estate owned	—	—	2,116	2,116
Mortgage servicing rights			775	775

Total assets at fair value on a nonrecurring basis	$—	$—	$38,698	$38,698

December 31, 2010	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired loans	$—	$—	$44,668	$44,668
Other real estate owned	—	—	3,119	3,119
Mortgage servicing rights			758	758

Total assets at fair value on a nonrecurring basis	$—	$—	$48,545	$48,545

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

(13) Share-Based Compensation

A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. As of September 30, 2011, outstanding awards granted under this Plan consisted of stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010 and 2011. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.

Stock Options

The expense recorded for stock options was $1 and $13 for the first nine months of September 30, 2011 and September 30, 2010, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

Options outstanding at September 30, 2011 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.34	2,500	7.62	1,667	$5.34
$14.47-$15.34	82,000	6.35	82,000	14.47
$15.35-$16.50	52,500	5.46	52,500	15.78
$16.51-$19.10	30,000	4.34	30,000	19.10
$19.11-$19.17	30,000	3.34	30,000	19.17

Outstanding at end of period	197,000	5.37	196,167	$16.17

A summary of the status of stock options at September 30, 2011 and September 30, 2010 and changes during the nine months then ended is presented in the table below:

	2011		2010
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	197,000	$16.12	198,000	$16.12
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	197,000	$16.12	198,000	$16.12

Exercisable at end of period	196,167	$16.17	161,996	$16.54

There were no options exercised during the first nine months of 2011, therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding at September 30, 2011 was $0.

A summary of the status of nonvested stock options at September 30, 2011 is presented in the table below:

	Nonvested Shares	Weighted Average Exercise Price per share
Nonvested at January 1, 2011	29,004	$13.95
Granted	—	—
Vested	28,171	14.20
Forfeited or expired	—	—
Nonvested at September 30, 2011	833	5.34

Restricted Shares

In January 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which have expired due to employee terminations. The long-term restricted stock was issued at the current market price of the Corporation’s stock on the date of grant which was $5.28 per share. In 2010, the Corporation issued 86,852 shares of long-term restricted stock at a weighted average price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the nine months ended September 30, 2011 and 2010 was $140 and $57, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at September 30, 2011 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	86,852	$4.42
Granted	40,000	5.28
Vested	—	—
Forfeited or expired	(2,500)	5.28
Nonvested at September 30, 2011	124,352	4.68

Stock Appreciation Rights (“SARs”)

In 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SARs”) at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARs vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARs shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SARs issued in 2006 will expire in January 2016. The expense recorded for SARs for the first nine months of 2011 and 2010 was $0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the nine months ended September 30, 2011. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2010 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.

Net income was $1,672 for the third quarter of 2011. Net income available to common shareholders was $1,353 or $0.17 per diluted common share. This compares to net income available to common shareholders of $2,410 or $0.32 per diluted common share for the third quarter of 2010. During the third quarter of 2010, the Corporation exchanged and retired $4,250 principal amount of its non-pooled trust preferred securities for approximately 462,000 newly issued shares of the Corporation’s common stock. The gain recorded as a result of this exchange was $2,210 ($1,459 after-tax) and was included in noninterest income as gain on extinguishment of debt. Earnings per diluted common share for 2010 reflect the issuance of common shares from the trust preferred securities exchange.

Net interest income on a fully taxable equivalent (FTE) basis for the third quarter of 2011 was $10,203, a 7.41% increase, compared to $9,498 for the third quarter of 2010. Net interest income increased $705 compared to one year ago mainly due to the effect of lower market interest rates on the funding side as well as a favorable change in the mix of average earning assets. As a result, the net interest margin improved from 3.49% for the third quarter of 2010 to 3.74% for the third quarter of 2011.

The provision for loan losses was $2,100 for the quarter ended September 30, 2011 compared to $2,076 for the quarter ended September 30, 2010.

Noninterest income in the third quarter totaled $2,542 compared to $5,044 for the third quarter of 2010, which included the $2,210 gain from the exchange of trust preferred securities mentioned above. Gains on the sale of loans decreased $83 for the third quarter of 2011 compared to the same period a year ago. Trust income and service charges on deposits were down from a year ago primarily as a result of the negative impact of lower market valuations on management fees and new federal regulations regarding certain bank overdraft fees and charges.

Noninterest expense was $8,329 for the third quarter of 2011, compared to $8,768 for the third quarter of 2010, a decrease of $439, or 5.01%. The decrease was driven primarily by reduced professional fees, FDIC assessments and loan and collection expense. Other real estate owned expenses increased as further write-downs in the valuation of these properties were recorded. The efficiency ratio, which is a measure of the cost to generate revenue, decreased from 71.10% in the third quarter of 2010 to 65.36% in the third quarter of 2011.

During the third quarter of 2011, loan demand improved as total portfolio loans ended the quarter at $837,492, a 3.07% increase compared to $812,579 at December 31, 2010. Total assets for the third quarter ended at $1,170,283 compared to $1,152,537 at the end of 2010. Total deposits grew to $989,279 at the end of the third quarter of 2011, up from $978,526 at December 31, 2010. The growth in deposits primarily came in the form of transaction core deposits, which improved liquidity while reducing costs. This growth has reduced the Corporation’s reliance on public certificate of deposit accounts and has helped maintain the net interest margin.

The Corporation continues to work through asset quality challenges as evidenced by a reduction in non-performing loans as well as non-performing assets. The Corporation’s non-performing loans totaled $37,115 at September 30, 2011, or 4.43% of total loans, an improvement from $41,831, or 5.15%, at December 31, 2010. The Corporation’s

non-performing assets totaled $39,231 at September 30, 2011, or 3.35% of total assets, an improvement from $44,949, or 3.90% at December 31, 2010.

In addition to the negative effect of the overall economy and the level of unemployment, a significant factor impacting asset quality has been the lower market valuation of the underlying collateral, primarily in construction and development and commercial real estate loans, and additional allowances provided as a result of these lower valuations.

The allowance for loan losses was $17,845 at September 30, 2011 compared to $16,136 at December 31, 2010, equaling 2.13% of total loans at September 30, 2011 compared to 1.99% at December 31, 2010. The allowance for loan losses was 48.08% and 38.58% of nonperforming loans at September 30, 2011 and December 31, 2010, respectively. Annualized net charge-offs to average loans for the nine months ended September 30, 2011 was 0.95% compared to 1.62% for the year-ended December 31, 2010.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed average balance sheets for the three months ended September 30, 2011 and 2010. Rates are computed on a tax equivalent basis. Nonaccrual loans and loans held for sale are included in the average loan balances.

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$200,807	$1,505	2.84%	$218,452	$1,395	2.53%
State and political subdivisions	25,704	369	5.70	23,720	353	5.91
Federal funds sold and interest-bearing deposits in banks	11,200	16	0.57	30,708	10	0.13
Restricted stock	5,741	67	4.63	5,741	72	4.98
Commercial loans	461,242	6,178	5.31	442,194	5,902	5.30
Real estate mortgage loans	59,323	829	5.55	70,309	964	5.44
Home equity lines of credit	109,739	1,063	3.84	110,393	1,092	3.93
Installment loans	207,940	2,653	5.06	179,517	2,801	6.19

Total Earning Assets	$1,081,696	$12,680	4.65%	$1,081,034	$12,589	4.62%

Allowance for loan loss	(18,035)			(19,089)
Cash and due from banks	34,279			18,335
Bank owned life insurance	17,555			16,841
Other assets	51,619			53,063

Total Assets	$1,167,114			$1,150,184

Liabilities and Shareholders’ Equity
Consumer time deposits	$448,897	$1,811	1.60%	$457,667	$2,239	1.94%
Public time deposits	68,695	76	0.44	78,022	120	0.61
Money market accounts	100,515	61	0.24	93,486	98	0.41
Savings deposits	99,007	41	0.16	87,961	38	0.17
Interest-bearing demand	147,928	55	0.15	139,598	58	0.17
Short-term borrowings	732	—	0.16	1,708	1	0.25
FHLB advances	42,949	263	2.43	42,589	319	2.97
Trust preferred securities	16,317	170	4.15	19,269	218	4.48

Total Interest-Bearing Liabilities	$925,040	$2,477	1.06%	$920,300	$3,091	1.33%

Noninterest-bearing deposits	125,147			114,826
Other liabilities	4,249			6,186
Shareholders’ Equity	112,678			108,872

Total Liabilities and Shareholders’ Equity	$1,167,114			$1,150,184

Net interest Income (FTE)		$10,203	3.74%		$9,498	3.49%

Taxable Equivalent Adjustment		(144)	(0.05)		(126)	0.05

Net Interest Income Per Financial Statements		$10,059			$9,372

Net Yield on Earning Assets			3.69%			3.44%

Results of Operations

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 79.83% of the Corporation’s revenues for the three months ended September 30, 2011. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income was $10,059 for the third quarter of 2011 compared to $9,372 during the same quarter of 2010. Adjusting for tax-exempt income, net interest income FTE for the third quarter of 2011 and 2010 was $10,203 and $9,498, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.74% for the three months ended September 30, 2011 compared to 3.49% for the three months ended September 30, 2010.

Average earning assets for the third quarter of 2011 were $1,081,696 and remained relatively constant compared to the same quarter of last year at $1,081,034. The yield on average earning assets reflected a favorable change in the mix of earning assets. The yield on average assets totaled 4.65% in the third quarter of 2011 compared to 4.62% for the same period a year ago. The yield on average loans during the third quarter of 2011 was 5.08%, which was 24 basis points lower than the yield on average loans during the third quarter of 2010 of 5.32%. Interest income from securities was $1,941 (FTE) for the three months ended September 30, 2011, compared to $1,820 during the third quarter of 2010. The yield on average securities was 3.32% and 2.91% for these periods, respectively. During the third quarter of 2010, significant amortization was recorded on U.S. government agency securities that were purchased at a high premium and subsequently called due to the low interest rate environment.

The cost of interest-bearing liabilities was 1.06% during the third quarter of 2011 compared to 1.33% during the same period in 2010. This decrease is primarily due to an improved deposit mix with noninterest bearing accounts of $125,147, increasing 8.99% when compared to the same period a year ago. Total average interest-bearing liabilities for the quarter ended September 30, 2011 increased $4,740, or 0.52%, compared to September 30, 2010. Average core deposits for the quarter ended September 30, 2011 increased $26,047, or 2.68%, compared to the same period of 2010. The average cost of trust preferred securities was 4.15% for the third quarter of 2011, compared to 4.48% for the third quarter of 2010. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48%.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2011 and September 30, 2010. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2011 over 2010
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(132)	$242	$110
State and political subdivisions	28	(12)	16
Federal funds sold and interest-bearing deposits in banks	(28)	34	6
Restricted stock	—	(5)	(5)
Commercial loans	255	21	276
Real estate mortgage loans	(154)	19	(135)
Home equity lines of credit	(6)	(23)	(29)
Installment loans	363	(511)	(148)

Total Interest Income	326	(235)	91

Consumer time deposits	(35)	(393)	(428)
Public time deposits	(13)	(31)	(44)
Money market accounts	4	(41)	(37)
Savings deposits	5	(2)	3
Interest bearing demand	3	(6)	(3)
Short-term borrowings	—	(1)	(1)
FHLB advances	2	(58)	(56)
Trust preferred securities	(32)	(16)	(48)

Total Interest Expense	(66)	(548)	(614)

Net Interest Income (FTE)	$392	$313	$705

Net interest income (FTE) for the third quarter 2011 and 2010 was $10,203 and $9,498, respectively. Interest income (FTE) for the third quarter of 2011 increased $91 in comparison to the same period in 2010. This increase is primarily attributable to an increase of $326 due to volume, offset by a $235 decrease due to rate. Interest income on securities of U.S. Government agencies and corporations increased $110 as lower volumes were offset with higher yields. Interest income on commercial loans increased $276, primarily due to increasing loan demand. The $135 decrease in interest income on real estate mortgage loans was primarily attributable to refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and to the Corporation’s practice of selling new mortgage production into the secondary market. The $148 decrease in interest income on indirect loans was primarily a result of the low interest rate environment offset by increased loan volume. The $428 and $44 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates. Total interest expense decreased $614, with the decrease being attributable to a $548 decrease due to rate and a decrease due to volume of $66. Overall, the total increase in net interest income (FTE) of $705 was mainly attributable to an increase in volume of $392 and an increase of $313 due to rate which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed average balance sheets for the nine months ended September 30, 2011 and 2010. Rates are computed on a tax equivalent basis. Nonaccrual loans and loans held for sale are included in the average loan balances.

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$206,516	$4,594	2.97%	$225,330	$5,650	3.35%
State and political subdivisions	25,137	1,109	5.90	23,390	1,063	6.08
Federal funds sold and interest-bearing deposits in banks	24,278	38	0.21	33,407	30	0.12
Restricted stock	5,741	210	4.89	5,461	202	4.95
Commercial loans	454,305	17,984	5.29	443,787	17,789	5.36
Real estate mortgage loans	61,963	2,595	5.60	73,422	2,977	5.42
Home equity lines of credit	109,442	3,192	3.90	109,391	3,233	3.95
Installment loans	199,033	8,021	5.39	172,268	8,165	6.34

Total Earning Assets	$1,086,415	$37,743	4.64%	$1,086,456	$39,109	4.81%

Allowance for loan loss	(17,508)			(19,195)
Cash and due from banks	28,510			17,820
Bank owned life insurance	17,382			16,669
Other assets	52,548			53,952

Total Assets	$1,167,347			$1,155,702

Liabilities and Shareholders’ Equity
Consumer time deposits	$460,731	$5,770	1.67%	$467,143	$7,262	2.08%
Public time deposits	65,062	215	0.44	84,771	440	0.69
Money market accounts	99,627	227	0.30	90,497	272	0.40
Savings deposits	96,372	119	0.17	86,104	119	0.19
Interest-bearing demand	149,192	200	0.18	136,050	186	0.18
Short-term borrowings	830	2	0.21	1,694	3	0.24
FHLB advances	42,651	790	2.48	43,089	953	2.96
Trust preferred securities	16,321	511	4.18	20,236	648	4.28

Total Interest-Bearing Liabilities	$930,786	$7,834	1.13%	$929,584	$9,883	1.42%

Noninterest-bearing deposits	120,680			112,779
Other liabilities	4,448			6,503
Shareholders’ Equity	111,433			106,836

Total Liabilities and Shareholders’ Equity	$1,167,347			$1,155,702

Net interest Income (FTE)		$29,909	3.68%		$29,226	3.60%
Taxable Equivalent Adjustment		(400)	(0.05)		(378)	(0.05)

Net Interest Income Per Financial Statements		$29,509			$28,848

Net Yield on Earning Assets			3.63%			3.55%

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010 Net Interest Income Comparison

Net interest income accounted for 77.81% of the Corporation’s revenues for the nine months ended September 30, 2011. Net interest income was $29,509 for the first nine months of 2011 compared to $28,848 during the same period of 2010. Adjusting for tax-exempt income, net interest income FTE for the first nine months of 2011 and 2010 was $29,909 and $29,226, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.68% for the nine months ended September 30, 2011 compared to 3.60% for the nine months ended September 30, 2010. This increase is mainly attributable to lower cost of funds as a result of the lower interest rate environment.

Average earning assets for the first nine months of 2011 remained relatively constant compared to the prior year. Due in part to the current extended period of lower market interest rates, the yield on average earning assets was 4.64% in the first nine months of 2011 compared to 4.81% for the same period last year. The yield on average loans during the first nine months of 2011 was 5.15%. This was 23 basis points lower than that of the first nine months of 2010 at 5.38%. Interest income from securities was $5,913 (FTE) for the nine months ended September 30, 2011, compared to $6,915 during the first nine months of 2010. The yield on average securities was 3.33% and 3.64% for these periods, respectively.

The cost of interest-bearing liabilities was 1.13% during the first nine months of 2011 compared to 1.42% during the same period in 2010. Total average interest-bearing liabilities as of September 30, 2011 remained relatively constant compared to September 30, 2010. Average core deposits increased $14,320, or 1.47%, as of September 30, 2011 compared to the same period of 2010. The average cost of trust preferred securities was 4.18% for the first nine months of 2011, compared to 4.28% for the first nine months of 2010.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the nine months ended September 30, 2011 and September 30, 2010. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2011 over 2010
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(419)	$(637)	$(1,056)
State and political subdivisions	77	(31)	46
Federal funds sold and interest-bearing deposits in banks	—	8	8
Restricted stock	10	(2)	8
Commercial loans	415	(220)	195
Real estate mortgage loans	(480)	98	(382)
Home equity lines of credit	1	(42)	(41)
Installment loans	1,079	(1,223)	(144)

Total Interest Income	683	(2,049)	(1,366)

Consumer time deposits	(80)	(1,412)	(1,492)
Public time deposits	(65)	(160)	(225)
Money market accounts	21	(66)	(45)
Savings deposits	13	(13)	—
Interest bearing demand	18	(4)	14
Short-term borrowings	—	(1)	(1)
FHLB advances	(8)	(155)	(163)
Trust preferred securities	(122)	(15)	(137)

Total Interest Expense	(223)	(1,826)	(2,049)

Net Interest Income (FTE)	$906	$(223)	$683

Net interest income (FTE) for the first nine months of 2011 and 2010 was $29,909 and $29,226, respectively. Interest income (FTE) for the first nine months of 2011 decreased $1,366 in comparison to the same period in 2010. This decrease is attributable to $2,049 decrease due to rate, offset by an increase of $683 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $1,056 equally due to the continued low interest rate environment and reduced volumes. Interest income on commercial loans increased $195, primarily due to increasing loan demand. The $144 decrease in interest income on indirect loans was primarily a result of the low interest rate environment offset by increased loan volume. For the same period, interest expense decreased $2,049, with the decrease being primarily attributable to a $1,826 decrease due to rate and a decrease due to volume of $223. The $1,492 and $225 decreases in consumer time deposits and public time deposits, respectively, were due primarily to lower market interest rates however the reduction in these balances were partially offset by increases in core transaction accounts. Overall, the total increase in net interest income (FTE) of $683 was mainly attributable to an increase in volume of $906 offset by a $223 reduction due to rate which is the difference between interest income and interest expense.

Noninterest Income

Table 5: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$378	$403	$1,251	$1,411
Deposit service charges	1,099	1,146	3,015	3,179
Electronic banking fees	769	792	2,494	2,412
Income from bank owned life insurance	175	171	524	515
Other income	66	86	186	248

Total fees and other income	2,487	2,598	7,470	7,765

Gain on sale of securities	7	—	507	38
Gain on sale of loans	181	264	598	651
Gains (losses) on sale of other assets	(133)	(28)	(158)	(73)
Gain on extinguishment of debt	—	2,210	—	2,210

Total noninterest income	$2,542	$5,044	$8,417	$10,591

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010 Noninterest Income Comparison

Total fees and other income for the three months ended September 30, 2011 was $2,487, a decrease of $111, or 4.27%, over the same period of 2010. Income earned on investment and trust services declined $25 compared to the prior period primarily as a result the negative impact of lower market valuations on management fees. Deposit service charges decreased by $47 when compared to a year ago and continued to be negatively impacted by the economic environment and new regulations regarding overdrafts.

Total net gains recorded during the third quarter of 2011 decreased $2,391 over the third quarter of 2010. This decrease was mainly attributable to the $2,210 one-time gain on extinguishment of debt in 2010. During the third quarter of 2010, the Corporation exchanged and retired $4,250 principal amount of its non-pooled trust preferred securities for approximately 462,000 newly issued shares of the Corporation’s common stock. Gains on the sale of loans decreased $83, primarily as a result of the lower volume of indirect consumer loan sales during the third quarter of 2011 compared to the same period of 2010. A total of $7,668 of indirect consumer loans were sold during the third quarter of 2011 compared to $10,351 for third quarter 2010, a decrease of 25.92%. Sales of bank owned property resulted in a loss of $133 during the first nine months of 2011 compared to a loss of $28 for the prior period.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010 Noninterest Income Comparison

Total fees and other income for the nine months ended September 30, 2011 was $7,470, a decrease of $295, or 3.80%, over the same period of 2010. Income earned on investment and trust services decreased $160, or 11.34% compared to 2010, mainly as a result of the discontinuation of the Corporation’s brokerage division which occurred during the third quarter of 2010 as well as the negative impact of lower market valuations on management fees. Fees from electronic banking increased $82 compared to the same period last year. Service charges on deposits decreased $164, which resulted primarily from the negative impacts of the economic environment and of new government regulations regarding overdraft fees.

Total net gains recorded during the first nine months of 2011 decreased $1,879 over the first nine months of 2010. This decrease was mainly a result of the one-time gain on extinguishment of debt in 2010 described above as well as a decrease of $53 attributable to the sale of loans. This decrease was offset by an increase of $469 attributable to the gain on the sale of securities compared to the first nine months of 2010. Sales of bank owned property resulted in a loss of $158 during the first nine months of 2011 compared to a loss of $73 for the prior period.

Noninterest Expense

Table 6: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,986	$3,898	$12,149	$11,727
Furniture and equipment	821	866	2,299	2,716
Net occupancy	569	579	1,769	1,775
Professional fees	450	538	1,381	1,686
Marketing and public relations	215	256	761	828
Supplies, postage and freight	265	292	826	936
Telecommunications	163	200	547	623
Ohio Franchise tax	303	274	899	836
FDIC Assessments	396	568	1,369	1,653
Other real estate owned	144	95	941	247
Electronic banking expenses	236	237	668	659
Loan and Collection Expense	334	433	1,086	1,206
Other expense	447	532	1,345	1,527

Total noninterest expense	$8,329	$8,768	$26,040	$26,419

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010 Noninterest Expense Comparison

Noninterest expense for the third quarter of 2011 decreased $439, or 5.00%, compared to the same period of 2010. The decline in noninterest expense was mainly attributable to lower professional fees and loan and collection expense which declined $187, or 19.26%, compared to the third quarter of 2010, primarily as a result of the Corporation’s establishment of an internal legal function. FDIC assessments also declined relative to the third quarter of 2010, due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Other real estate costs increased $49 for the third quarter of 2011 compared to 2010, mainly due to higher costs associated with foreclosure proceedings and valuation allowances recorded for these properties.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010 Noninterest Expense Comparison

Noninterest expense decreased by $379, or 1.43%, for the first nine months of 2011 over the same period of 2010. FDIC assessments decreased $284 compared to the same period of 2010. Furniture and equipment expense decreased $417, or 15.35%, compared to the prior period. The decrease in furniture and equipment expense was mainly as a result of the consolidation of data servicing centers during the first quarter of 2010. Professional fees decreased $305, or 18.09%, compared to the same period a year ago, mainly due to the establishment of the Corporation’s internal legal function. Offsetting these decreases, salaries and employee benefits increased $422, or 3.60%, compared to the same period of 2010. The Corporation also experienced an increase of $694 in other real estate costs primarily due to higher costs associated with foreclosure proceedings and valuation allowances recorded for these properties.

Income taxes

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010 Income Taxes Comparison

The Corporation recognized income tax expense of $500 and $842 for the third quarter of 2011 and 2010, respectively. Included in net income for the three months ended September 30, 2011 and September 30, 2010 was $457 and $413 of nontaxable income, including $143 and $140 related to life insurance policies and $314 and $273 of tax-exempt investment and loan interest income, respectively. The new market tax credit generated by North

Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010 Income Taxes Comparison

The Corporation recognized income tax expense of $827 and $1,422 during the first nine months of 2011 and 2010, respectively. Included in net income for the nine months ended September 30, 2011 and September 30, 2010 was $1,300 and $1,240 of nontaxable income, including $430 and $422 related to life insurance policies and $870 and $544 of tax-exempt investment and loan interest income, respectively. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the nine month period was significantly less than income before income tax expense.

Financial Condition

Overview

The Corporation’s assets at September 30, 2011 were $1,170,283 compared to $1,152,537 at December 31, 2010. This is an increase of $17,746, or 1.54%, which is primarily attributable to an increase in portfolio loans of $24,913, or 3.06%, from December 31, 2010. Total deposits at September 30, 2011 were $989,279 compared to $978,526 at December 31, 2010. The growth in deposits primarily came in the form of core deposits which generally tends to improve liquidity while reducing costs.

Securities

The composition of the Corporation’s securities portfolio at September 30, 2011 and December 31, 2010 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. Total securities increased $10,633, or 4.80%, compared to December 31, 2010, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. As of September 30, 2011 the portfolio was comprised of 97.59% available for sale securities and 2.41% restricted stock. Available for sale securities were comprised of 25.23% U.S. Government agencies, 50.88% U.S. agency mortgage backed securities, 12.63% U.S. agency collateralized mortgage obligations and 11.26% municipal securities. At September 30, 2011, the available for sale securities had a net temporary unrealized gain of $6,426, representing 2.84% of the total amortized cost of the Bank’s available for sale securities.

Loans

The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.

Table 7: Details on Loan Balances

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial real estate	$384,678	$375,803
Commercial	69,758	65,662
Real estate mortgage	65,747	74,685
Home equity loans	129,665	132,536
Indirect	174,521	150,031
Consumer	13,123	13,862

Total Loans	837,492	812,579
Allowance for loan losses	(17,845)	(16,136)

Net Loans	$819,647	$796,443

Despite the relatively limited availability of quality loan opportunities throughout the financial industry, the Corporation significantly increased its commercial real estate, commercial and indirect loan portfolios during the first nine months of 2011. Total portfolio loans at September 30, 2011 were $837,492. This is an increase of $24,913 from December 31, 2010. Commercial real estate loans increased by $8,875, or 2.36%, compared to December 31, 2010 and commercial loans increased by $4,096, or 6.24%, compared to December 31, 2010. Indirect loans increased by $24,490, or 16.32%, compared to December 31, 2010. With the continued lower interest rate environment and reduced property values, real estate mortgage and home equity loans continued to decline while the Corporation experienced only limited production during the first nine months of 2011. Real estate mortgage and home equity loans declined $8,938 and $2,871, respectively, compared to December 31, 2010. Consumer loans did not change significantly compared to December 31, 2010.

At September 30, 2011, commercial and commercial real estate loans represented 54.26% of total portfolio loans. Real estate mortgages and home equity loans comprise 7.85% and 15.48% of total portfolio loans, respectively. Indirect and consumer loans were 22.41% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.

Loans held for sale, and not included in portfolio loans, were $4,069 at September 30, 2011. Mortgage loans held for sale and indirect loans held for sale accounted for $2,129 and $1,940 of this amount, respectively. The Corporation has a practice of retaining the servicing rights on loans that are sold.

Expected cash flow and interest rate information for loans is presented in the following table:

Table 8: Cash Flow and Interest Rate Information for Loans:

As of September 30, 2011
Due in one year or less	$252,456
Due after one year but within five years	311,710
Due after five years	273,326

Totals	$837,492

Due after one year with a predetermined fixed interest rate	$496,148
Due after one year with a floating interest rate	88,888

Totals	$585,036

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2011 and 2010.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$17,351	$19,435	$16,136	$18,792
Charge-offs:
Commercial real estate	577	2,326	2,669	4,875
Commercial & industrial	13	1,173	236	1,218
Real estate mortgage	722	629	1,746	769
Home equity lines of credit	270	100	957	858
Indirect	117	4	264	418
Consumer	—	157	358	200
DDA Overdrafts	53	69	132	161

Total charge-offs	1,752	4,458	6,362	8,499

Recoveries:
Commercial real estate	34	6	249	77
Commercial & industrial	2	1	38	136
Real estate mortgage	39	—	49	—
Home equity lines of credit	14	31	15	31
Indirect	32	56	77	273
Consumer	13	34	55	46
DDA Overdrafts	12	16	43	47

Total Recoveries	146	145	526	611

Net Charge-offs	1,606	4,314	5,836	7,889

Provision for loan losses	2,100	2,076	7,545	6,294
Balance at end of period	$17,845	$17,197	$17,845	$17,197

Loans outstanding at end of period	$837,492	$795,909	$837,492	$795,909

Allowance for loan losses as a percent of loans outstanding at the end of the period	2.13%	2.16%	2.13%	2.16%
Average Loans Outstanding	$835,090	$802,412	$820,644	$798,867

Annualized ratio to average loans:
Net Charge-offs	0.76%	2.13%	0.95%	1.32%
Provision for loan losses	1.00%	1.03%	1.23%	1.05%

The allowance for loan losses at September 30, 2011 was $17,845, or 2.13%, of outstanding loans, compared to $17,197, or 2.16%, of portfolio loans at September 30, 2010 and $16,136, or 1.99%, of outstanding loans at December 31, 2010. Due to the overall economic conditions and increasing levels of problem loans experienced industry wide, primarily commercial and commercial real estate loans, the Corporation created a dedicated loan workout group early in the fourth quarter of 2009 staffed with new hires with workout experience. During 2010, as the group became familiar with the Corporation’s problem loans, a segment of commercial and commercial real estate loans which had previously been identified as having higher risk factors in accordance with ASC 450 (FAS 5) was designated as impaired in accordance with ASC 310-10-35 (FAS 114). In addition, the Corporation improved the timeliness of recognizing liquidation as the primary source of repayment of the problem loans. These loans were then charged-down to their net realizable values, less costs to sell, in accordance with ASC 310-10-35 (FAS 114). As a result, the Corporation experienced an increase in charge-offs in 2010, primarily with respect to commercial and commercial real estate loans, which in turn reduced the level of specific reserves provided for these loans under ASC 310-10-35 (FAS 114). During the same period and in response to increasing levels of problem loans experienced by the Corporation, the level of the portion of the Corporation’s allowance for loan losses allocated to loans having high risk factors in accordance with ASC 450 (FAS 5) increased.

The provision for loan losses for the quarter ended September 30, 2011 was $2,100 compared to provision for loan losses of $2,076 one year ago and for the nine months ended September 30, 2011 was $7,545 compared to $6,294 for the nine months ended September 30, 2010. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has shifted from an equal allocation of specific and general reserves at September 30, 2010 to approximately 70% general reserves and 30% specific reserves at September 30, 2011. General reserves as of September 30, 2011 totaled $12,454 compared to $8,693 at September 30, 2010.

Net charge-offs for the three months ended September 30, 2011 were $1,606, compared to $4,314 for the three months ended September 30, 2010. Net charge-offs for the nine months ended September 30, 2011 were $5,835, compared to $7,889 for the nine months ended September 30, 2010. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2011 were 0.76% and 0.95% respectively, compared to 2.14% and 1.33% for the same periods in 2010. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell. Given the current real estate market, valuations continue to show declines that are reflected in the lower appraised values and are a major component of the net charge-offs when the underlying collateral is the primary source of repayment for commercial and commercial real estate loans. Net charge-offs related to real estate and home equity loans continue to be impacted by increased bankruptcies and foreclosure proceedings as well as higher loan-to-value ratios which are primarily the result of declining market values.

The provision for loan losses for the three and nine month periods ended September 30, 2011 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings. Refer to Note 6, Loans and Allowance for Loan Losses, for additional information.

Deposits

Table 10: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
		(Dollars in thousands)
Demand deposits	$120,968	$112,810	0.00%	0.00%
Interest checking	155,012	141,974	0.14	0.17
Savings deposits	97,982	89,982	0.17	0.17
Money Market Accounts	100,305	93,502	0.24	0.41
Consumer time deposits	459,262	464,924	1.57	1.81
Public time deposits	64,078	80,990	0.47	0.54

Total Deposits	997,607	984,182	0.88	0.98
Short-term borrowings	757	1,852	0.15	0.25
FHLB borrowings	42,955	42,501	2.43	2.98
Junior subordinated debentures	16,323	16,322	4.15	3.18

Total borrowings	60,035	60,675	2.91	2.95

Total funding	$1,057,642	$1,044,857	1.05%	1.23%

Average deposits for the three months ended September 30, 2011 were $997,607 compared to average deposits of $984,182 for the three months ended December 31, 2010. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. As indicated in the table above, growth in deposits by core account holders has reduced the Corporation’s reliance on public certificate of deposit accounts and has maintained the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

The following table summarizes total consumer and public time deposits greater than or equal to $100,000 as of September 30, 2011 by remaining maturity:

Table 11: Consumer and Public Time Deposits Greater Than $100,000

September 30, 2011
(Dollars in thousands)
Less than 3 months	$53,528
3 to 6 months	53,340
6 to 12 months	71,357
Over 12 months	60,831

Total	$239,056

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2011, the Corporation had $371 of short-term borrowings. There were no federal funds purchased at September 30, 2011 and December 31, 2010. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $47,498 and junior subordinated debentures related to trust preferred securities of $16,238. Federal Home Loan Bank advances were $42,501 at December 31, 2010. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.

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

Regulatory Capital

The Corporation continued to maintain an appropriate capital position. Total shareholders’ equity was $112,698 at September 30, 2011. This is an increase of 2.95% over December 31, 2010. For the nine months ended September 30, 2011, total shareholders’ equity was increased by net income of $3,514, $141 for share-based compensation and a $761 increase in accumulated other comprehensive gain resulting from an increase in the fair value of available for sale securities. Factors decreasing shareholders’ equity were cash dividends payable to common shareholders in the amount of $237 and cash dividends payable to preferred shareholders in the amount of $945. The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2011, at a cost of $6,092.

The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At September 30, 2011 and December 31, 2010, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any Series B Preferred Stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the third quarter of 2011.

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

•

changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition (such as, for example, the Dodd-Frank Wall Street reform and Consumer Protection Act and rules and regulations that have been or may be promulgated under the Act);

•

persisting volatility and limited credit availability in the financial markets, particularly if market conditions limit the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise; or if initiatives undertaken by the U.S. government do not have the intended effect on the financial markets;

•

limitations on the Corporation’s ability to return capital to shareholders and dilution of the Corporation’s common shares that may result from the terms of the Capital Purchase Program (“CPP”), pursuant to which the Corporation issued securities to the United States Department of the Treasury (the “U.S. Treasury”);

•	limitations on the Corporation’s ability to pay dividends;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in trade, monetary, fiscal and tax policies;

•	changes in the securities markets, in particular, disruption in the fixed income markets and adverse capital market conditions;

•	continued disruption in the housing markets and related conditions in the financial markets; and

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

Nonperforming Assets

Total nonperforming assets consist of nonperforming loans and other foreclosed assets. A loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The ratio of nonperforming loans to total loans decreased from 5.15% at December 31, 2010 to 4.43% at September 30, 2011. This is in large part attributable to Management’s continued focus on asset quality. Nonperforming loans at September 30, 2011 were $37,115 compared to $41,831 at December 31, 2010, a decrease of $4,716. Of this total, commercial real estate loans were $25,255 or 68.04% of total nonperforming loans compared to $28,613 or 68.40% of total nonperforming loans at December 31, 2010. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.

Other foreclosed assets were $2,116 as of September 30, 2011 compared to $3,119 at December 31, 2010. The $2,116 is comprised of $1,296 in residential properties and $820 in commercial real estate properties. This compares to $1,935 in residential properties and $1,184 in commercial real estate properties as of December 31, 2010.

Table 12 sets forth nonperforming assets at September 30, 2011 and December 31, 2010.

Table 12: Nonperforming Assets

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans	$25,255	$28,613
Real estate mortgage	6,174	8,853
Home equity lines of credit	3,754	2,398
Installment loans	1,933	1,967

Total nonperforming loans	37,115	41,831

Other foreclosed assets	2,116	3,119

Total nonperforming assets	$39,231	$44,950
Loans 90 days past due accruing interest	$—	$—
Total nonperforming loans to total loans	4.43%	5.15%

Allowance for loan losses to nonperforming assets	45.49%	35.90%

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

Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at September 30, 2011, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $922, or 2.30%, and in a -200 basis point shock, net interest income would decrease $2,326, or 5.80%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.

The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the Corporation’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the Corporation’s interest rate risk exposure. At September 30, 2011, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 11.70% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 5.10%.

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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $113,070 at September 30, 2011.

ITEM 4. Controls and Procedures

The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2010, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2010 annual meeting of shareholders. On March 24, 2010, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2010, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2010, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court have been stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court and refused to dissolve the preliminary injunction. The case was then remanded to the District Court, and the parties have completed briefing the cross motions for summary judgment. The parties are awaiting a ruling from the District Court.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s sale of $25,223 of its series B preferred stock to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. For three years after the issuance or until the U.S. Treasury no longer holds any series B preferred stock, the Corporation will not be able to repurchase any of its common shares or preferred stock without, among other things, U.S. Treasury approval or the availability of certain limited exceptions, e.g., purchases in connection with the Corporation’s benefit plans. Furthermore, as long as the series B preferred stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of September 30, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the third quarter of 2011.

Item 6. Exhibits.

(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: November 4, 2011	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.