Form 10-K
period 2011-12-31
LNB BANCORP INC
filed 2012-03-07
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 0-13203

LNB Bancorp, Inc.

(Exact name of the registrant as specified in its charter)

Ohio	34-1406303
(State of Incorporation)	(I.R.S. Employer Identification No.)
457 Broadway, Lorain, Ohio	44052-1769
(Address of principal executive offices)	(Zip Code)

(440) 244-6000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $1.00 per share Preferred Share Purchase Rights	The NASDAQ Stock Market The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2011 was approximately $38,638,171.

The number of common shares of the registrant outstanding on March 1, 2012 was 7,941,854.

Documents Incorporated By Reference

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2011.

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

Residential, Installment and Personal Lending.    The Bank’s residential mortgage lending activities consist of loans for the purchase of personal residences, originated for portfolio or to be sold in the secondary markets. The Bank’s installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit. The Bank provides indirect lending services to new and used automobile dealerships located in Ohio, Kentucky, Indiana, North Carolina, Tennessee and Georgia. Through this program, the Bank has generated high-quality short-term assets that have been placed in its own portfolio or sold to several investor banks.

Deposit Services.    The Bank’s deposit services include traditional transaction and time deposit accounts, as well as cash management services for corporate and municipal customers. The Bank has occasionally supplemented local deposit generation with time deposits generated through a broker relationship. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).

Other Services.    Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers’ checks, money orders, cashiers checks, ATM’s, debit cards, wire transfer, electronic funds transfers, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.

Competition and Market Information

The Corporation competes primarily with 18 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $940,000 to over $883 million. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.8 billion.

The Bank’s market share of total deposits in Lorain County was 22.05% in 2011 and 22.25% in 2010, and the Bank ranked number two in market share in Lorain County in 2011 and 2010.

The Corporation’s Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with 11 other financial institutions for $610 million in deposits in the City of Hudson, and holds a market share of 20.42%.

The Bank has a limited presence in Cuyahoga County, competing primarily with 29 other financial institutions. Cuyahoga County deposits as of June 30, 2011 totaled $37.7 billion. The Bank’s market share of deposits in Cuyahoga County was 0.07% in 2011 and 2010 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2011.

Business Strategy

The Bank seeks to compete with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank’s officers and compete with smaller local banks by providing more convenient distribution channels and a wider array of products. The Bank endeavors to provide informed and courteous personal services. The Corporation’s management team (“Management”) believes that the Bank is well positioned to compete successfully in its market area. Competition among financial institutions is based largely upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service and its local community involvement give the Bank a competitive advantage over other financial institutions operating in its markets.

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

Regulatory Capital Standards and Related Matters

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2011.

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

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The law also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. In addition, the law restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, such as the Corporation, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.

Because most aspects of this legislation continue to be subject to intensive agency rulemaking and subsequent public comment prior to implementation, which may occur over the next 12 months or more, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation.

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

Deposit Insurance Assessments.    Substantially all of the Bank’s domestic deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. The FDIC recently approved an amendment to its deposit insurance assessment regulations. The new rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule also changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC.

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

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. U.S. regulators have yet to propose regulations for implementing Basel III. On September 28, 2011, the Basel Committee announced plans to consider adjustments to the final liquidity charge to be imposed under Basel III, which liquidity charge would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar day time horizon.

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

Employees

As of December 31, 2011, the Corporation employed 260 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.

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

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “will,” “should,” “plan,” “intend,” “expect,” “continue,” “believe,” “anticipate” and “seek,” as well as similar comments, are forward-looking in nature. Actual results and events may differ materially from those expressed or anticipated as a result of risks and uncertainties which include but are not limited to:

•

a worsening of economic conditions or slowing of any economic recovery, which could negatively impact, among other things, business activity and consumer spending and could lead to a lack of liquidity in the credit markets;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increases in interest rates or further weakening of economic conditions that could constrain borrowers’ ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•

market conditions or other events that could negatively affect the level or cost of funding, affecting the Corporation’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth, and new business transactions at a reasonable cost, in a timely manner and without adverse consequences;

•

changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation’s financial condition (such as, for example, the Dodd-Frank Act and rules and regulations that have been or may be promulgated under the Act);

•

persisting volatility and limited credit availability in the financial markets, particularly if market conditions limit the Corporation’s ability to raise funding to the extent required by banking regulators or otherwise;

•	significant increases in competitive pressure in the banking and financial services industries, particularly in the geographic or business areas in which the Corporation conducts its operations;

•

limitations on the Corporation’s ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Corporation’s common shares that may result from, among other things, the terms of the CPP, pursuant to which the Corporation issued securities to the U.S. Treasury;

•	adverse effects on the Corporation’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•

general economic conditions becoming less favorable than expected, continued disruption in the housing markets and/or asset price deterioration, which have had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation’s balance sheet;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	a failure of the Corporation’s operating systems or infrastructure, or those of its third-party vendors, that could disrupt its business;

•	risks that are not effectively identified or mitigated by the Corporation’s risk management framework; and

•

difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position; as well as the risks and uncertainties described from time to time in the Corporation’s reports as filed with the SEC.

The Corporation undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Economic trends have adversely affected the Corporation’s industry and business and may continue to do so.

Difficult economic conditions, particularly in 2009, 2010 and into 2011, led to dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general economic trends, the reduced availability of commercial credit and relatively high rates of unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected the Corporation’s business, financial condition, results of operations and share price and may continue to do so. Also, the Corporation’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions remains slow to recover and local governments and many companies continue to be in difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Any worsening of current conditions or slowing of any economic recovery would have an adverse effect on the Corporation, its customers and the other financial institutions in its market. As a result, the Corporation may experience increases in foreclosures, delinquencies and customer bankruptcies.

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

As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. While it is not yet clear what form these requirements will take or how they will apply to the Corporation, it is possible that the Corporation could be required to increase its capital levels above the levels in its current financial plans. These new requirements could have a negative impact on the Corporation’s ability to lend, grow deposit balances or make acquisitions and on its ability to make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Corporation’s return on equity.

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

The US government has undertaken major reform of the financial services industry, including new efforts to protect consumers and investors from financial abuse. The Corporation expects to face further increased regulation of its industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. The Corporation also expects in many cases more aggressive enforcement of regulations on both the federal and state levels. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Corporation could require it to devote significant time and resources to defending its business and may lead to penalties that materially affect the Corporation and its shareholders.

The Dodd-Frank Act may adversely affect the Corporation’s business, financial conditions and results of operations.

The Dodd-Frank Act, which became law in July 2010, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, the effects of the Act on the Corporation’s business will depend largely on the implementation of the Act by those agencies, and many of the details of the new law and the effects they will have on the Corporation may not be known for months or even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than the Corporation, and some will affect only institutions that engage in activities in which the Corporation does not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on the Corporation are the following:

•	The OTS has been merged into the OCC and the authority of the other remaining bank regulatory agencies restructured;

•

A new independent Consumer Financial Protection Bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New trust preferred securities will no longer count toward Tier 1 capital;

•	The prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011;

•

The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period;

•

New corporate governance requirements applicable generally to all public companies in all industries have required or will require new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements;

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

Higher levels of bank failures over the last few years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: the FDIC now insures deposit accounts up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. On November 12, 2009, the FDIC adopted a rule that required banks to prepay three year’s worth of estimated deposit insurance premiums by December 31, 2009. The Dodd-Frank Act also imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts until January 1, 2013. These announced increases, legislative and regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Corporation’s earnings and financial condition. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels.

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

A failure of the Corporation’s operating systems or infrastructure, or those of its third-party vendors, could disrupt its business.

The Corporation’s business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and the Corporation’s product specifications, which it changes to reflect its business needs. As processing demands change and the Corporation’s loan portfolios grow in both volume and differing terms and conditions, developing and maintaining the Corporation’s operating systems and infrastructure becomes increasingly challenging and there is no assurance that the Corporation can adequately or efficiently develop and maintain such systems. The Corporation’s loan originations and conversions and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly or become disabled as a result of events that are beyond the Corporation’s control, adversely affecting its ability to process these transactions. Any such failure could adversely affect the Corporation’s ability to service its customers, result in financial loss or liability to its customers, disrupt its business, result in regulatory action or cause reputational damage. Despite the plans and facilities the Corporation has in place, its ability to conduct business may be adversely affected by a disruption in the infrastructure that supports its businesses. This may include a disruption involving electrical, communications, internet, transportation or other services used by the Corporation or third parties with which it conducts business. Notwithstanding the Corporation’s efforts to maintain business continuity, a disruptive event impacting its processing locations could adversely affect its business, financial condition and results of operations. The Corporation’s operations rely on the secure processing, storage and transmission of personal, confidential and other information in its computer systems and networks. Although the Corporation takes protective measures, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond the Corporation’s control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, the Corporation’s computer systems and networks, could be jeopardized or otherwise interruptions or malfunctions in its operations could result in significant losses or reputational damage. The Corporation also routinely transmits and receives personal, confidential and proprietary information, some through third parties. The Corporation has put in place secure transmission capability, and works to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, the Corporation may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by it. If one or more of such events occur, the Corporation’s business, financial condition or results of operations could be significantly and adversely affected.

The Corporation is subject to risk from the failure of third party vendors.

The Corporation relies on other companies to provide components of the Corporation’s business infrastructure. Third party vendors provide certain components of the Corporation’s business infrastructure, such the Bank’s processing and electronic banking systems, item processing and Internet connections. While the Corporation has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Corporation their services for any reason or their performing their services poorly, could adversely affect the Corporation’s ability to deliver products and services to the Corporation’s operations directly through interference with communications, including the interruption or loss of the Corporation’s websites, which could adversely affect the Corporation’s business, financial condition and results of operations.

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

In connection with the Corporation’s sale of $25.2 million of its Series B Preferred Stock to the U.S. Treasury in conjunction with the CPP, the Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74. The number of shares was determined based upon the requirements of the CPP, and was calculated based on the average market price of the Corporation’s common shares for the 20 trading days preceding approval of the Corporation’s issuance (which was also the basis for the exercise price of $6.74). Furthermore, as long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. These restrictions combined with the dilutive impact of the warrant may have an adverse effect on the market price of the Corporation’s Common Shares, and, as a result, they could adversely affect the Corporation’s business, financial condition and results of operations.

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

In September 2009, the Corporation reduced its quarterly dividend on its common shares to $0.01 per share and does not expect to increase the quarterly dividend above $0.01 until after such time as the Corporation’s Series B Preferred Stock has been redeemed in full. The Corporation could determine to eliminate its common shares dividend altogether. Furthermore, as long as the Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. This could adversely affect the market price of the

Corporation’s common shares. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

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

The Corporation’s risk management framework may not effectively identify or mitigate its risks.

The Corporation’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Corporation has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. The Corporation seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Corporation’s risks in some cases depends upon the use of analytical and/or forecasting models. If the models that the Corporation uses to mitigate these risks are inadequate, the Corporation may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Corporation has not appropriately anticipated, identified or mitigated. If the Corporation’s risk management framework does not effectively identify or mitigate its risks, it could suffer unexpected losses and could be materially adversely affected.

If the Corporation is required to write down goodwill recorded in connection with its acquisitions, the Corporation’s profitability would be negatively impacted.

Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2011, the Corporation had approximately $21.6 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation’s financial condition and results of operations.

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

On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern

District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation’s motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation’s Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court’s decision granting a permanent injunction to the Sixth Circuit. The District Court has stated it still has jurisdiction over the remaining claims and therefore will proceed to trial without regard to the appeal. The Sixth Circuit conducted a telephone mediation on February 15, 2012 and the parties continue to work toward a resolution. If they cannot do so, the Sixth Circuit will proceed to decide the appeal, and the District Court will conduct a jury trial on March 13, 2012.

Supplemental Item — Executive Officers of the Registrant

Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in this Part I:

Name	Age	Principal Occupation For Past Five Years	Positions and Offices Held with LNB Bancorp, Inc.	Executive Officer Since
Daniel E. Klimas	53	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005

Gary J. Elek	60	Chief Financial Officer, LNB Bancorp, Inc., from April 2009 to present. Vice President and Controller for North America of A. Schulman, Inc. in Akron, Ohio from 2006 to 2008. Corporate Controller of A. Schulman, Inc. from 2004 to 2006. Executive Vice President, Corporate Development from 1999 to 2004, as Senior Vice President, Corporate Development from 1997 to 1999 and as Senior Vice President and Treasurer from 1988 to 1997 of FirstMerit Corporation.	Chief Financial Officer and Principal Accounting Officer	2009

David S. Harnett	60	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., August 2007 to present. Senior Lender and Chief Credit Officer, January 2006 to August 2007, and Senior Vice President and Chief Credit Officer, January 2002 to January 2006, of the Cleveland, Ohio affiliate of Fifth Third Bank.	Senior Vice President and Chief Credit Officer	2007

Kevin Nelson	48	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank, from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President, Indirect Lending	2009

Frank A. Soltis	59	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President, Information Technology	2005

Mary E. Miles	53	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President, Human Resources	2005

John Simacek	59	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Senior Retail Executive, The Lorain National Bank, October 2005 to present. Vice President and Regional Manager of the Cleveland, Ohio affiliate of Fifth Third Bank, 1999 to October 2005.	Senior Vice President, Senior Retail Executive	2009

Robert F. Heinrich	58	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009

Peter R. Catanese	55	Senior Vice President and Marketing Director, LNB Bancorp, Inc., from September 2005 to present. Vice President, Charter One Bank, May 1998 to September 2005.	Senior Vice President and Marketing Director	2011

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay cash dividends to shareholders in an amount equal to $0.01 per share if approved by the Board of Directors. The Corporation could decide to eliminate its common share dividend altogether. In addition, as long as the Series B Preferred Stock issued by the Corporation to the U.S. Treasury pursuant to the CPP is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions.

The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.

As of March 1, 2012, LNB Bancorp, Inc. had 1,808 shareholders of record and the closing price per share of the Corporation’s common shares was $5.65.

Common Stock Trading Ranges and Cash Dividends Declared

	2011
	High	Low	Cash Dividends Declared Per Share
First Quarter	$5.70	$4.94	$0.01
Second Quarter	6.02	5.33	0.01
Third Quarter	5.92	3.60	0.01
Fourth Quarter	4.70	4.55	0.01

	2010
	High	Low	Cash Dividends Declared Per Share
First Quarter	$4.84	$4.02	$0.01
Second Quarter	5.85	4.30	0.01
Third Quarter	5.33	4.14	0.01
Fourth Quarter	5.05	4.55	0.01

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LNB Bancorp, Inc., The S&P 500 Index

And The NASDAQ Bank Index

*	$100 invested on 12/31/06 in stock or index. Including reinvestment of dividends. Fiscal year ending December 31.

The graph shown above is based on the following data points:

	12/06	12/07	12/08	12/09	12/10	12/11
LNB Bancorp, Inc.	$ 100.00	$95.79	$36.40	$31.17	$36.25	$34.56
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Bank Index	100.00	76.94	64.14	53.93	61.47	54.83

Issuer Purchases of Equity Securities

The following table summarizes share repurchase activity for the quarter ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	—	n/a	—	129,500
November 1, 2011 — November 30, 2011	—	n/a	—	129,500
December 1, 2011 — December 31, 2011	—	n/a	—	129,500

Total	—	n/a	—	129,500

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation to the U.S. Treasury pursuant to the CPP is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of December 31, 2011, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during 2011.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$49,349	$51,372	$57,647	$58,328	$58,762
Total interest expense	10,108	12,764	19,925	26,189	29,092

Net interest income	39,241	38,608	37,722	32,139	29,670
Provision for Loan Losses	10,353	10,225	19,017	6,809	2,255
Other income	9,987	10,290	10,182	11,213	10,362
Net gain on sale of assets	1,428	1,277	1,774	1,246	1,137
Gain on extinguishment of debt	—	2,210	—	—	—
Other expenses	34,144	35,569	35,330	34,281	31,751

Income (loss) before income taxes	6,159	6,591	(4,669)	3,508	7,163
Income tax (benefit)	1,156	1,226	(2,668)	112	1,651

Net income (loss)	5,003	5,365	(2,001)	3,396	5,512
Preferred stock dividend and accretion	1,276	1,276	1,256	91	—

Net income (loss) available to common shareholders	$3,727	$4,089	$(3,257)	$3,305	$5,512

Cash dividend declared	$315	$304	$1,459	$3,940	$5,097

Per Common Share(1)
Basic earnings (loss)	$0.47	$0.55	$(0.45)	$0.45	$0.79
Diluted earnings (loss)	0.47	0.55	(0.45)	0.45	0.79
Cash dividend declared	0.04	0.04	0.20	0.54	0.72
Book value per share	$11.18	$10.75	$10.84	$11.22	$11.33
Financial Ratios
Return on average assets	0.43%	0.46%	(0.17)%	0.31%	0.58%
Return on average common equity	4.47	4.97	(1.86)	4.09	7.06
Net interest margin (FTE)(2)	3.67	3.60	3.39	3.23	3.39
Efficiency ratio	66.63	70.18	70.37	76.12	76.41
Period end loans to period end deposits	85.07	83.04	82.68	87.23	87.94
Dividend payout	8.46	7.28	n/a	120.00	91.14
Average shareholders’ equity to average assets	9.58	9.32	9.00	7.67	8.15
Net charge-offs to average loans	1.14	1.62	1.46	0.38	0.41
Allowance for loan losses to period end total loans	2.02	1.99	2.34	1.45	1.04
Nonperforming loans to period end total loans	4.09	5.15	4.84	2.44	1.44
Allowance for loan losses to nonperforming loans	49.50	38.57	48.39	59.47	72.20
At Year End
Cash and cash equivalents	$40,647	$48,220	$26,933	$36,923	$23,523
Securities and interest-bearing deposits	226,012	222,073	255,841	234,665	212,694
Restricted stock	5,741	5,741	4,985	4,884	4,704
Loans held for sale	3,448	5,105	3,783	3,580	4,724
Gross loans	843,088	812,579	803,197	803,551	753,598
Allowance for loan losses	17,063	16,136	18,792	11,652	7,820
Net loans	826,025	796,443	784,405	791,899	745,778
Other assets	66,549	74,955	73,562	64,184	65,222
Total assets	1,168,422	1,152,537	1,149,509	1,136,135	1,056,645
Total deposits	991,080	978,526	971,433	921,175	856,941
Other borrowings	58,962	59,671	64,582	96,905	106,932
Other liabilities	5,106	4,876	9,353	10,996	10,119
Total liabilities	1,055,148	1,043,073	1,045,368	1,029,076	973,992
Total shareholders’ equity	113,274	109,464	104,141	107,059	82,653
Total liabilities and shareholders’ equity	$1,168,422	$1,152,537	$1,149,509	$1,136,135	$1,056,645

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate for years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings for 2011, 2010 and 2009 and significant changes in the balance sheet for 2011 and 2010. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

The Corporation continued to grow its core business during 2011 while improving asset quality, increasing revenues and controlling operating expenses. Loans grew 3.75% during 2011, led by a 3.84% increase in commercial lending and a 20.03% increase in indirect auto loans over 2010. The Corporation’s 2010 investment in hiring additional business development personnel helped drive the increase in commercial and small business lending for 2011. On the consumer side, the Corporation’s indirect auto loan portfolio grew by nearly $30,000 during 2011, through local markets as well as accessing higher growth markets in other parts of the country and as a result of management’s decision to hold these loans on the Corporation’s balance sheet. Continued loan growth is essential in sustaining revenue going forward.

While the Corporation experienced a slight increase in the provision for loan losses of $128, the Corporation’s non-performing loans decreased from $41,831 for 2010 to $34,471 for 2011. Equally important was the Corporation’s continued focus on managing operating expenses which decreased $1,425, or 4.01%, compared to 2010.

Net income for 2011 was $5,003 and net income available to common shareholders was $3,727, or $0.47 per diluted common share. Net income for 2010 was $5,365 and net income available to common shareholders was $4,089, or $0.55 per diluted common share. Net loss in 2009 was $2,001. Net loss available to common shareholders was $3,257, or $0.45 per diluted common share, in 2009. Net income and net income available to common shareholders in 2010 were affected by a $1,459 after-tax gain on the extinguishment of debt related to the issuance of common shares in exchange for a portion of the Corporation’s outstanding trust preferred securities. This gain and the issuance of the additional shares had a $0.23 per share positive impact on the 2010 per share results. Notwithstanding the positive impact of this one-time event in 2010, the 2011 per share results were only $0.07 per share less than the 2010 results.

Net income as a percent of average assets in 2011 was 0.43% compared to a return of 0.46% in 2010. Net income as a percentage of average shareholders’ equity was 4.47% for 2011 compared to 4.97% in 2010.

Net interest income grew 1.64% to $39,241 in 2011 from $38,608 in 2010, a 1.8% gain resulting primarily from the combined impact of a seven basis point improvement in the net interest margin (FTE) and an eight percent decline in average earning assets. The net interest margin on a fully tax-equivalent (FTE) basis for 2011 was 3.67% versus 3.60% for 2010. Due in large part to the lower interest rate environment in 2011, funding cost declined 28 basis points while the yield on earning assets fell by 17 basis points, resulting in the seven basis point improvement.

Noninterest income for 2011 was $11,415, a decrease of $2,362, or 17.1% compared to 2010. This decrease is mainly attributable to a $2,210 gain from the extinguishment of debt related to the Corporation’s issuance of common shares in exchange for trust preferred securities during the third quarter of 2010. The largest component of noninterest income is deposit and other service charges and fees which were $7,325 and $7,455 for 2011 and 2010, respectively. Deposit service charges decreased to $4,079 for 2011 compared to $4,247 for the prior year and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees, which include electronic banking and merchant service fees, increased $38 over the prior year. Noninterest income derived from trust and investment management services decreased during 2011 compared to 2010 as a result of the Corporation’s decision to exit the brokerage line of business in mid 2010 as well as a decline in market-based fees in 2011 compared to the prior year.

Noninterest expense was $34,144 in 2011, compared to $35,569 in 2010, a decrease of $1,425 or 4.01%. Salaries and employee benefits remained relatively unchanged for 2011 compared to 2010, increasing from $15,854 for 2010 to $15,944 for 2011, an increase of $90 or 0.57%. Professional fees declined $328, or 15.03%, compared to 2010, primarily as a result of reduced litigation costs as well as efficiencies realized from the Corporation’s establishment of an internal legal function. FDIC assessments also declined relative to 2010 due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Expenses associated with furniture and equipment decreased $462, or 13.01%, compared to 2010, mainly as a result of the consolidation of data servicing centers in early 2010 as well as management’s decision to acquire previously leased equipment in an effort to reduce expenses. Expenses related to the collection of delinquent loans and foreclosed properties increased in 2011 compared to 2010. Other real estate owned expenses increased $424 compared to 2010, mainly as a result of the higher number of property foreclosures in 2011. This was offset by a decrease of $351 in loan and collection expense. Expense management continues to be a major area of focus for the Corporation.

Reflective of the Corporation’s commitment to support business lending activities in its markets, average commercial loan portfolio balances increased from $442,041 for the year ended December 31, 2010 to $454,210 for the year ended December 31, 2011. Average residential mortgage loan portfolio balances decreased from $72,327 for the year ended December 31, 2010 to $60,804 for the year ended December 31, 2011. This decrease is mainly attributable to refinancing activity in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. Installment loans increased 15.92% for the year ended December 31, 2011, in comparison to average installment loan portfolio balances for the year ended December 31, 2010, mainly driven by indirect auto loan growth, both through local markets as well as accessing higher growth markets in other parts of the country and management’s decision to retain these loans on the Corporation’s balance sheet. The overall yield on portfolio loans in 2011 was down 27 basis points from 2010 as a result of the lower interest rate environment. Average interest-bearing deposits for the year ended December 31, 2011 slightly increased in comparison to average interest-bearing deposits for the year ended December 31, 2010 however average noninterest-bearing deposits increased for 2011, from $112,787 for 2010 to $121,786, an increase of $8,999, or 7.98%. The cost of deposits was down 28 basis points from 2010. The resulting net interest margin (FTE) was 3.67% for 2011 versus 3.60% for 2010.

Asset quality is a key factor impacting financial performance, and accordingly, the Corporation continues to manage credit risk aggressively. The Corporation recorded a loan loss provision of $10,353 in 2011, in light of the continuing unpredictability of the economy, the continued decline in real estate values and risks inherent in the portfolio. The provision for loan loss was $10,225 in 2010. The allowance for loan losses increased to $17,063 as of December 31, 2011 compared to $16,136 as of December 31, 2010. The allowance as a percentage of total loans increased from 1.99% at December 31, 2010 to 2.02% at December 31, 2011. Net charged-off loans for 2011 decreased to $9,426 from $12,881 for 2010 and the ratio of charged-off loans to total loans decreased to 1.12% for 2011 compared to 1.59% for 2010. In 2011, the level of nonperforming loans decreased over the prior year from $41,831 at December 31, 2010 to $34,471 at December 31, 2011, primarily due to a decrease in nonperforming commercial real estate loans.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2011, December 31, 2010 and December 31, 2009.

	Year ended December 31,
	2011			2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$204,308	$5,847	2.86%	$221,600	$7,220	3.26%	$244,556	$10,449	4.27%
State and political subdivisions	25,612	1,490	5.82	23,565	1,423	6.04	24,207	1,454	6.01
Federal funds sold and short-term investments	21,574	57	0.26	37,027	46	0.13	41,691	58	0.14
Restricted stock	5,741	277	4.82	5,532	269	4.86	4,961	247	4.97
Commercial loans	454,210	23,937	5.27	442,041	23,690	5.36	450,730	25,412	5.64
Residential real estate loans	60,804	3,380	5.56	72,327	3,940	5.45	87,362	5,006	5.73
Home equity lines of credit	109,217	4,255	3.90	109,593	4,325	3.95	106,055	4,245	4.00
Installment loans	203,946	10,650	5.22	175,934	10,963	6.23	168,545	11,301	6.70

Total Earning Assets	$1,085,412	$49,893	4.60%	$1,087,619	$51,876	4.77%	$1,128,107	$58,172	5.16%

Allowance for loan loss	(17,317)			(18,551)			(14,851)
Cash and due from banks	30,263			17,904			17,711
Bank owned life insurance	17,470			16,756			16,058
Other assets	51,833			52,992			47,365

Total Assets	$1,167,661			$1,156,720			$1,194,390

Liabilities and Shareholders’ Equity
Consumer time deposits	$453,680	$7,365	1.62%	$466,583	$9,386	2.01%	$482,482	$14,271	2.96%
Public time deposits	68,756	305	0.44	83,818	551	0.66	84,761	1,683	1.99
Brokered time deposits	—	—	—	—	—	—	7,631	320	4.19
Savings deposits	97,686	160	0.16	87,082	157	0.18	80,063	177	0.22
Money market accounts	99,948	285	0.29	91,255	369	0.40	109,354	580	0.53
Interest-bearing demand	149,667	252	0.17	137,543	246	0.18	125,790	348	0.28
Short-term borrowings	763	2	0.20	1,734	4	0.25	24,089	124	0.51
FHLB advances	42,640	1,053	2.47	42,941	1,272	2.96	45,425	1,481	3.26
Trust preferred securities	16,321	686	4.20	19,249	779	4.05	20,737	941	4.54

Total Interest-Bearing Liabilities	$929,461	$10,108	1.09%	$930,205	$12,764	1.37%	$980,332	$19,925	2.03%

Noninterest-bearing deposits	121,786			112,787	8,999		95,730
Other liabilities	4,600			5,919	0.0798		11,000
Shareholders’ Equity	111,814			107,809			107,328

Total Liabilities and Shareholders’ Equity	$1,167,661			$1,156,720			$1,194,390

Net interest Income (FTE)		$39,785	3.67%		$39,112	3.60%		$38,247	3.39%
Taxable Equivalent Adjustment		(544)	(0.05)		(504)	(0.05)		(525)	(0.05)

Net Interest Income Per Financial Statements		$39,241			$38,608			$37,722

Net Yield on Earning Assets			3.62%			3.55%			3.34%

Results of Operations (Dollars in thousands except per share data)

2011 versus 2010 Net Interest Income Comparison

Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and borrowings). Net interest income is affected by multiple factors including: market interest rates on both earning assets and interest-bearing liabilities; the level of earning assets being funded by interest-bearing liabilities; noninterest-bearing liabilities; the mix of funding between interest bearing liabilities, noninterest-bearing liabilities and equity and the growth in earning assets.

Net interest income for the year ended December 31, 2011 was $39,241 compared to $38,608 for the year ended December 31, 2010. Total interest income was $49,349 for 2011 compared to $51,372 for 2010, a decrease of $2,023. Total interest expense decreased $2,656 for the year-ended December 31, 2011, from $12,764 for 2010 to $10,108 for 2011. This resulted in an increase in net interest income of $633 for 2011.

For purposes of the discussion below, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. Accordingly, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 34% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2011 was $544 compared with $504 in 2010, which has been included as the Corporation considers it an important metric with which to analyze and evaluate the Corporation’s results of operations.

Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2011.

Table 2: Net Interest Income

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net interest income	$39,241	$38,608	$37,722
Tax equivalent adjustments	544	504	525
Net interest income (FTE)	$39,785	$39,112	$38,247
Net interest margin	3.62%	3.55%	3.34%
Tax equivalent adjustments	0.05%	0.05%	0.05%
Net interest margin (FTE)	3.67%	3.60%	3.39%

The Corporation’s net interest income on a fully tax equivalent basis was $39,785 in 2011, compared to $39,112 in 2010. This follows an increase of $865, or 2.26%, between 2010 and 2009. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.67% in 2011, an increase of seven basis points from 2010. This follows an increase of 21 basis points for 2010 compared to 2009.

The growth in net interest income in 2011 was largely driven by lower funding cost due to lower market interest rates. Deposits generally have had a shorter average life and have repriced more quickly than loans, as evidenced by the decrease in interest expense which ended 2011 at $10,108 compared to $12,764 in 2010. The cost of funds dropped by 28 basis points from December 31, 2010 to December 31, 2011. Interest income on a fully tax equivalent basis totaled $49,893 for 2011 compared to $51,876 in 2010, a decline of $1,983, or 3.82%. The decline in interest income was primarily a result of a lower yield on earning assets due to lower market interest rates and the overall decline in average earning assets which decreased $2,207, or 0.20%, to $1,085,412 in 2011 as compared to $1,087,619 in 2010.

Average loans increased $28,282, or 3.54%, to $828,177 in 2011 as compared to $799,895 in 2010. The increase in average loans was mainly attributable to growth in the installment and commercial loan portfolios which increased $28,012 and $12,169, respectively. Offsetting these increases was a decline in the real estate mortgage portfolio of $11,523. Average home equity loans remained relatively unchanged compared to 2010. Investment securities, both taxable and tax-free, decreased $15,245, to $229,920 in 2011 compared to $245,165 in 2010. Federal funds sold and other short-term investments decreased $15,453 over the same period.

Average interest-bearing deposits increased by $3,456, or 0.40%, and average noninterest-bearing deposits increased $8,999, or 7.98% during 2011, resulting in an increase in total average deposits of $12,455 compared to 2010. The increase in average interest-bearing deposits was mainly a result of an increase in average interest-bearing demand accounts of $12,124, or 8.81%, as well as increases of $10,604 and $8,693, or 12.18% and 9.53%, in average savings and money market accounts, respectively. These increases were offset by decreases in public and consumer time deposit accounts of $15,062 and $12,903, respectively. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2011 in comparison to 2010. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2011 and 2010, there were no outstanding brokered time deposits.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2011. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.

Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest Income/Expense in 2011 over 2010			Increase (Decrease) in Interest Income/Expense in 2010 over 2009
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(495)	$(878)	$(1,373)	$(748)	$(2,481)	$(3,229)
State and political subdivisions	119	(52)	67	(39)	8	(31)
Federal funds sold and short-term investments	(40)	51	11	(6)	(6)	(12)
Restricted stock	10	(2)	8	28	(6)	22
Commercial loans	641	(394)	247	(466)	(1,256)	(1,722)
Residential real estate loans	(641)	81	(560)	(820)	(246)	(1,066)
Home equity lines of credit	(15)	(55)	(70)	140	(60)	80
Installment loans	1,463	(1,776)	(313)	460	(798)	(338)

Total Interest Income	1,042	(3,025)	(1,983)	(1,451)	(4,845)	(6,296)

Consumer time deposits	(209)	(1,812)	(2,021)	(320)	(4,565)	(4,885)
Public time deposits	(67)	(179)	(246)	(6)	(1,126)	(1,132)
Brokered time deposits	—	—	—	(320)	—	(320)
Savings deposits	17	(14)	3	13	(33)	(20)
Money market accounts	25	(109)	(84)	(73)	(138)	(211)
Interest-bearing demand	20	(14)	6	21	(123)	(102)
Short-term borrowings	(1)	(1)	(2)	(55)	(65)	(120)
FHLB advances	(7)	(212)	(219)	(74)	(135)	(209)
Trust preferred securities	(123)	30	(93)	(60)	(102)	(162)

Total Interest Expense	(345)	(2,311)	(2,656)	(874)	(6,287)	(7,161)

Net Interest Income (FTE)	$1,387	$(714)	$673	$(577)	$1,442	$865

Total interest income on a fully tax equivalent basis was $49,893 in 2011 as compared to $51,876 in 2010, a decrease of $1,983, or 3.82%. The decrease was attributable to an increase in volume of $1,042 and a decrease of $3,025 attributable to rate, when comparing 2011 to 2010. Of the $1,042 increase due to volume, loans accounted for $1,448 with both installment and commercial increasing $1,463 and $641, respectively. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $1,776 of the change in interest due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $394 of the change in interest income due to rate. Total interest expense was $10,108 in 2011 compared to $12,764 in 2010. This is a decrease of $2,656, or 20.81%. Interest expense decreased $345 attributable to volume and $2,311 as a result of a decline in rates.

Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Increased loan demand during 2011 was primarily responsible for the increase in net interest income from volume of $1,387. Due to the current lower interest rate environment, loans and investments continue to reprice at lower interest rates resulting in a decrease in net interest income due to rate of $714. The effect of changes in both rate and volume was an increase of $673 in net interest income during 2011.

2010 versus 2009 Net Interest Income Comparison

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

For purposes of the discussion below, net interest income is presented on a FTE basis. The FTE adjustment for full year 2010 was $504 compared with $525 in 2009. The Corporation’s net interest income on a fully tax equivalent basis was $39,112 in 2010, which compares to $38,247 in 2009. The net interest margin, which is determined by dividing tax equivalent net interest income by average earning assets, was 3.60% in 2010, an increase of 21 basis points from 2009.

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

Although average interest-bearing deposits decreased by $23,800, or 2.67%, average noninterest-bearing deposits increased $17,057, or 17.82% during 2010, resulting in a decline in total average deposits of $6,743 compared to 2009. The decrease in average interest-bearing deposits was mainly a result of a decrease in average consumer time deposits of $15,899, or 3.30%, as well as a decrease of $18,099, or 16.55%, in average money market demand accounts. These decreases were offset by increases in interest-bearing demand and savings accounts of $11,753 and $7,019, respectively. The Bank uses FHLB advances and brokered time deposits as alternative wholesale funding sources. The use of alternative funding sources decreased $10,115, or 19.06%, during 2010 in comparison to 2009 and there were no outstanding brokered time deposits at the end of 2010 or 2009.

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

Noninterest Income

Table 4: Details of Noninterest Income

	Year ended December 31,
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	(Dollars in thousands)
Investment and trust services	$1,610	$1,797	$1,919	-10.41%	-6.36%
Deposit service charges	4,079	4,247	4,478	-3.96%	-5.16%
Other service charges and fees	3,246	3,208	2,775	1.18%	15.60%
Income from bank owned life insurance	722	709	693	1.83%	2.31%
Other income	330	329	315	0.30%	4.44%

Total fees and other income	9,987	10,290	10,180	-2.94%	1.08%

Securities gains, net	832	393	690	111.70%	-43.04%
Gain on sale of loans	889	1,000	1,146	-11.10%	-12.74%
Loss on sale of other assets, net	(293)	(116)	(60)	152.59%	93.33%
Gain on extinguishment of debt	—	2,210	—	-100.00%	100.00%

Total noninterest income	$11,415	$13,777	$11,956	-17.14%	15.23%

2011 vs 2010 Noninterest Income Comparison

Generation of noninterest income is important to the long-term success of the Corporation. Total noninterest income was $11,415 in 2011 compared to $13,777 in 2010. This was a decrease of $2,362, or 17.14%. Noninterest income was favorably impacted in 2010 by a $2,210 gain from the extinguishment of debt related to the Corporation’s issuance of common shares in exchange for trust preferred securities.

Total fees and other income, which consists of noninterest income before gains and losses, was $9,987 in 2011 as compared to $10,290 in 2010. This was a decrease of $303, or 2.94%. Deposit service charges, which include overdraft, stop payment and return item fees, amounted to $4,079 for 2011 and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees include debit, ATM and merchant services, which were $3,246 during 2011, an increase of $38, or 1.18%, compared to 2010. Also included in other service charges and fees are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2011 was $298 compared to $331 for 2010.

Noninterest income from investment and trust services decreased $187 in 2011 due to management’s decision to exit the brokerage line of business in mid-2010 as well as the negative impact of lower market valuations on management fees. Brokerage fee income was $163 in 2010. Trust and investment management fees decreased $125, or 7.72%, during 2011 in comparison to 2010.

During 2011, income from bank owned life insurance increased $13, or 1.83%, in comparison to 2010. Other income was $330 in 2011 as compared to $329 in 2010. Other income consists of miscellaneous fees such as safe deposit box rentals and fees and other miscellaneous income.

The Corporation originates residential mortgage loans and indirect auto loans in the normal course of business. In managing its interest rate risk, fixed rate and adjustable rate mortgage loans are sold into the secondary market with the Corporation retaining servicing. Given the lower interest rate environment, mortgage loan activity remained relatively constant during most of 2011 with a slight increase in activity during the latter part of the year as customers took advantage of government sponsored programs to refinance their existing mortgages. The gains on the sale of mortgages for 2011 were $598 compared to $705 for 2010. In addition, the Corporation originates indirect auto loans for a niche market of high quality loans. A portion of these loans are booked to the Corporation’s portfolio and the remainder is sold to a number of other financial institutions with servicing retained by the Corporation. The gain on the sale of indirect auto loans was $291 for 2011, compared to $295 for 2010.

During 2011, available-for-sale securities which were due to be called or mature during the year were assessed and, in some cases, sold and replaced with purchases of primarily mortgage-backed securities and some agency securities. Because of the lower interest rate environment, the interest rates available on mortgage-backed securities made these securities more attractive to holders than agency securities. Prior to the decline in interest rates, agency securities had been producing a similar yield to mortgage-backed securities, but without the prepayment option and the longer term to maturity. The Corporation sold $35,469 of its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. Gains on the sale of available-for-sale securities were $832 during 2011.

2010 vs 2009 Noninterest Income Comparison

Total noninterest income was $13,777 in 2010 compared to $11,956 in 2009. This was an increase of $1,821, or 15.23%. This increase is mainly attributable to a $2,210 gain from the extinguishment of debt related to the Corporation’s issuance of common shares in exchange for trust preferred securities during the third quarter of 2010. Total fees and other income, which consists of noninterest income before gains and losses, were $10,290 in 2010 as compared to $10,180 in 2009. This was an increase of $110, or 1.08%.

Deposit service charges, which include overdraft, stop payment and return item fees, amounted to $4,247 during 2010 and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees include debit, ATM and merchant services and were $3,208 during 2010, an increase of $433, or 15.60% compared to 2009. Also included in other service charges and fees are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2010 increased $189 compared to 2009.

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

During 2010, income from bank owned life insurance increased $16, or 2.31%, in comparison to 2009. Other income was $329 in 2010 as compared to $315 in 2009. Other income consists of miscellaneous fees such as safe deposit box rentals and fees and other miscellaneous income.

Given the low interest rate environment, mortgage loan activity increased in 2010 due largely to the number of customers refinancing existing mortgages. As a result, the gains on the sale of mortgages during 2010 were $705 compared to $672 for 2009. The gain on the sale of indirect auto loans was $295 for 2010, compared to $474 for 2009.

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

Noninterest Expense

Table 5: Details on Noninterest Expense

	Year ended December 31,
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	(Dollars in thousands)
Salaries and employee benefits	$15,944	$15,854	$15,142	0.57%	4.70%
Furniture and equipment	3,088	3,550	4,344	-13.01%	-18.28%
Net occupancy	2,310	2,355	2,354	-1.91%	0.04%
Professional fees	1,854	2,182	2,459	-15.03%	-11.26%
Marketing and public relations	1,002	1,065	961	-5.92%	10.82%
Supplies, postage and freight	1,107	1,225	1,260	-9.63%	-2.78%
Telecommunications	727	802	813	-9.35%	-1.35%
Ohio franchise tax	1,298	1,113	908	16.62%	22.58%
FDIC assessments	1,749	2,241	2,622	-21.95%	-14.53%
Other real estate owned	1,021	597	367	71.02%	62.67%
Electronic banking expenses	899	873	800	2.98%	9.13%
Other charge-offs and losses	220	274	301	-19.71%	-8.97%
Loan and collection expense	1,364	1,715	1,346	-20.47%	27.41%
Other expense	1,561	1,723	1,653	-9.40%	4.23%

Total noninterest expense	$34,144	$35,569	$35,330	-4.01%	0.68%

2011 versus 2010 Noninterest Expense Comparison

Noninterest expense was $34,144 in 2011, compared to $35,569 in 2010, a decrease of $1,425 or 4.01%. Expense management continues to be a major area of focus for the Corporation. Salaries and employee benefits remained relatively constant for 2011 compared to 2010, increasing $90 or 0.57%. Professional fees declined

$328, or 15.03%, compared to 2010, primarily as a result of reduced litigation costs as well as efficiencies realized from the Corporation’s establishment of an internal legal function. FDIC assessments also declined relative to 2010 due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Expenses associated with furniture and equipment decreased $462, or 13.01%, compared to 2010, mainly as a result of the consolidation of data servicing centers in early 2010 as well as management’s decision to purchase previously leased equipment in an effort to reduce expenses. Expenses related to the collection of delinquent loans and foreclosed properties increased in 2011 compared to 2010. Other real estate owned expenses increased $424 compared to 2010, mainly as a result of the higher number of properties transferred from the loan portfolio as a result of foreclosures throughout 2011. This was offset by a decrease of $351 in loan and collection expense.

2010 versus 2009 Noninterest Expense Comparison

Noninterest expense was $35,569 in 2010 compared to $35,330 in 2009. This was an increase of $239, or 0.68%. Management continues to focus on increasing efficiencies while controlling operating expenses. For 2010, noninterest expense equaled 3.07% of average assets compared to 2.96% for 2009. Salaries and employee benefits increased $712 compared to 2009, mainly as a result of strategic investments in personnel in the second half of 2010 designed to take advantage of enhanced revenue opportunities in commercial and small business lending. Expenses related to the collection of delinquent loans and foreclosed properties increased significantly compared to 2009. The increase of $369 in loan and collection expense is primarily the result of increased delinquencies and foreclosures due to the declining economic conditions throughout 2009 and 2010. Offsetting these increases were declines in furniture and equipment expense and FDIC assessments of $794 and $381, respectively, compared to 2009. The decrease in furniture and equipment expense is mainly attributable to cost savings realized as a result of the consolidation of data processing servicing centers. During 2009, FDIC assessments significantly increased in connection with higher standard maximum deposit insurance coverage limits and a special assessment of approximately $580 was imposed on the Corporation.

2011 versus 2010 Income taxes

The Corporation recognized tax expense of $1,156 during 2011 compared to $1,226 for 2010. The Corporation’s effective tax rate was 18.77% for 2011. Included in net income for 2011 was $1,784 of nontaxable income, including $597 related to life insurance policies and $1,187 of tax-exempt investment and loan interest income. The tax-exempt income, together with the Corporation’s relatively small amount of nondeductible expenses, led to income subject to tax that was significantly less than the Corporation’s income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. NCCDC’s new market tax credit award was granted on December 29, 2003 and will remain in effect through 2020. Over the remaining nine years of the award, it is expected that projects will be financed through NCCDC with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans for these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2011 and December 31, 2010, generating a tax credit of $270 and $536, respectively.

2010 versus 2009 Income taxes

The Corporation recognized tax expense of $1,226 during 2010 compared to a tax benefit of $2,668 for 2009. The Corporation’s effective tax rate was 18.60% for 2010. Included in net income for 2010 was $1,678 of nontaxable income, including $586 related to life insurance policies, and $1,092 of tax-exempt investment and loan interest income. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2010 and December 31, 2009, generating a tax credit of $536 and $530, respectively.

Financial Condition

Overview

The Corporation’s total assets at December 31, 2011 were $1,168,422 compared to $1,152,537 at December 31, 2010. This was an increase of $15,885, or 1.38%. Total securities increased $4,287, or 1.93%, over December 31, 2010. Portfolio loans increased by $30,509, or 3.75%, from December 31, 2010. Total deposits at December 31, 2011 were $991,080 compared to $978,526 at December 31, 2010. Total interest-bearing liabilities were $1,050,042 at December 31, 2011 compared to $1,038,197 at December 31, 2010.

Securities

The distribution of the Corporation’s securities portfolio at December 31, 2011 and December 31, 2010 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Currently, the entire portfolio consists of available for sale securities which are comprised of 25.17% U.S. Government agencies, 47.36% U.S. agency mortgage backed securities, 13.38% U.S. collateralized mortgage obligations and 14.09% municipal securities. This compares to 25.28% U.S. Government agencies, 43.27% U.S. agency mortgaged backed securities, 20.52% U.S. collateralized mortgage obligations and 10.93% municipal securities as of December 31, 2010. Given the economic environment during 2011, the Corporation increased its holdings of U.S. mortgage backed securities significantly in an effort to maintain a balanced portfolio between mortgage backed securities and all other types of securities.

At December 31, 2011, the available for sale securities portfolio had unrealized gains of $6,426 and unrealized losses of $337. The unrealized losses represent 0.15% of the total amortized cost of the Corporation’s available for sale securities. At December 31, 2011, the Corporation held no available for sale securities with an unrealized loss position for greater than twelve months. Available for sale securities with an unrealized loss position for less than twelve months totaled $337 at December 31, 2011. The unrealized gains and losses at December 31, 2010 were $6,410 and $1,139, respectively. See Note 5 to the Consolidated Financial Statements for further detail.

Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2011.

Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2011	2010	2009
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$11,787	$—	$44,975	$56,762	$56,239	$45,142
Mortgage backed securities	—	57,118	46,506	103,624	91,793	122,586
Collateralized mortgage obligations	714	3,057	25,766	29,537	44,297	50,122
State and political subdivisions	2,989	11,033	15,978	30,000	24,125	22,588

Total securities available for sale	$15,490	$71,208	$133,225	$219,923	$216,454	$240,438

Although the above table indicates a large portion of the Corporation’s investment portfolio matures after ten years, the actual average life and duration of the investment portfolio is effectively much shorter due to imbedded call features of several U.S. government agencies as well as monthly cash flows received from U.S. mortgage-backed securities and U.S. collateralized mortgage obligations.

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2011	2010	2009
Securities available for sale:
U.S. Government agencies and corporations	1.51%	—	2.22%	2.07%	1.84%	3.07%
Mortgage backed securities	—	3.24	4.39	3.76	4.27	4.91
Collateralized mortgage obligations	4.43	4.68	3.36	4.21	4.12	4.75
State and political subdivisions(1)	5.59	6.62	5.73	6.04	6.43	6.46

Total securities available for sale	2.43%	3.83%	3.77%	3.69%	3.85%	4.68%

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Loans

The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.

Total portfolio loans at December 31, 2011 were $843,088. This was an increase of $30,509, or 3.75%, over December 31, 2010. The Corporation believes that its loan portfolio was well-diversified at December 31, 2011. Commercial and commercial real estate loans represented 54.38%, and residential real estate mortgage loans represented 7.65% of total portfolio loans. Indirect, consumer and home equity loans comprised 37.97% of total portfolio loans.

Loan balances and loan mix are presented by type for the five years ended December 31, 2011 in Table 8.

Table 8: Loan Portfolio Distribution

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial real estate	$381,852	$375,803	$369,539	$371,191	$358,010
Commercial	76,570	65,662	67,772	64,328	61,311
Residential real estate	64,524	74,685	96,298	115,893	125,472
Home equity loans	126,958	132,536	134,489	128,075	104,160
Indirect	180,089	150,031	120,101	109,892	93,496
Consumer	13,095	13,862	14,998	14,172	11,149

Total Loans	843,088	812,579	803,197	803,551	753,598
Allowance for loan losses	(17,063)	(16,136)	(18,792)	(11,652)	(7,820)

Net Loans	$826,025	$796,443	$784,405	$791,899	$745,778

	At December 31,
	2011	2010	2009	2008	2007
Loan Mix Percent
Commercial real estate	45.30%	46.25%	46.01%	46.19%	47.51%
Commercial	9.08%	8.08%	8.44%	8.01%	8.13%
Residential real estate	7.65%	9.19%	11.99%	14.42%	16.65%
Home equity loans	15.06%	16.31%	16.74%	15.94%	13.82%
Indirect	21.36%	18.46%	14.95%	13.68%	12.41%
Consumer	1.55%	1.71%	1.87%	1.76%	1.48%

Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans and commercial real estate loans totaled $458,422 at December 31, 2011. This was an increase of $16,957, or 3.84%, over December 31, 2010 and reflects the Corporation’s commitment to support small business lending activities in its local and regional markets. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.

Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $196 of the $64,524 residential real estate mortgage loan portfolio at December 31, 2011. At December 31, 2011 residential real estate mortgage loans decreased $10,161, or 13.61%, in comparison to December 31, 2010. The Corporation continues to sell new loan production due to a favorable interest rate environment coupled with the level of refinancing in the market place.

Indirect auto loans increased $30,058, or 20.03%, compared to December 31, 2010. A portion of these loans was booked to the Corporation’s portfolio and the remainder was sold to a number of other financial institutions with servicing retained by the Corporation. A total of $40,379 of indirect consumer loans were sold during 2011 compared to $38,209 for 2010. Home equity loans decreased $5,578 when compared to December 31, 2010. Consumer loans were made to borrowers, mainly on secured terms. Consumer loans decreased $767, or 5.53%, in comparison to December 31, 2010.

Loans held for sale, and not included in portfolio loans, were $3,448 at December 31, 2011. Residential real estate mortgage loans represented 67.70% and indirect loans represented 32.30% of loans held for sale. There were no commercial loans held for sale at December 31, 2011.

Table 9 shows the amount of commercial loans outstanding as of December 31, 2011 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified are due in one year or less for purposes of the table.

Table 9: Loan Maturity and Repricing Analysis

December 31, 2011
Due in one year or less	$260,361
Due after one year but within five years	321,133
Due after five years	261,594

Totals	$843,088

Due after one year with a predetermined fixed interest rate	$503,723
Due after one year with a floating interest rate	79,004

Totals	$582,727

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by management to be adequate to cover probable credit losses inherent in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended 2011.

Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$16,136	$18,792	$11,652	$7,820	$7,300
Charge-offs:
Commercial real estate	(5,195)	(8,510)	(5,811)	(995)	(892)
Commercial	(262)	(1,507)	(1,862)	(1,310)	(1,304)
Residential real estate	(1,664)	(1,491)	(1,192)	(275)	(304)
Home equity loans	(1,895)	(1,091)	(1,651)	(467)	(62)
Indirect	(695)	(455)	(939)	(856)	(644)
Consumer	(398)	(571)	(1,022)	(265)	(256)

Total charge-offs	(10,109)	(13,625)	(12,477)	(4,168)	(3,462)

Recoveries:
Commercial real estate	280	87	93	468	33
Commercial	42	157	112	452	125
Residential real estate	22	30	58	21	21
Home equity loans	62	39	24	10	25
Indirect	209	293	219	186	296
Consumer	68	138	94	54	55

Total Recoveries	683	744	600	1,191	555

Net Charge-offs	(9,426)	(12,881)	(11,877)	(2,977)	(2,907)

Provision for loan losses	10,353	10,225	19,017	6,809	2,255
Allowance from merger	—	—	—	—	1,098

Balance at end of year	$17,063	$16,136	$18,792	$11,652	$7,746

The allowance for loan losses at December 31, 2011 was $17,063 or 2.02% of outstanding loans, compared to $16,136 or 1.99% of outstanding loans at December 31, 2010. The allowance for loan losses was 49.50% and 38.58% of nonperforming loans at December 31, 2011 and 2010, respectively.

Net charge-offs for the year ended December 31, 2011 were $9,426, compared to $12,881 for the year ended December 31, 2010. Net charge-offs as a percent of average loans was 1.14% for 2011 and 1.62% for 2010. Direct deposit account overdrafts, which are included in consumer loans, are charged to the allowance for loan losses and accounted for $129 and $151, respectively, of the net charge-offs in 2011 and 2010. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell. Given the real estate market during 2011, valuations continued to show declines that have been reflected in the lower appraised values and a major component of the net charge-offs when the underlying collateral is the primary source of repayment for commercial and commercial real estate loans. Net charge-offs related to residential real estate mortgage and home equity loans have continued to be impacted by increased bankruptcies and foreclosure proceedings as well as higher loan-to-value ratios which are primarily the result of declining market values.

The provision charged to expense was $10,353 for the year ended December 31, 2011 compared to $10,225 for 2010. Real estate market conditions have resulted in a decline in the valuation of underlying collateral over the past two years which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans, while somewhat affected by the real estate market, are largely influenced by the level of unemployment, which has been relatively high over the past two years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has shifted from an equal allocation of specific and general reserves at December 31, 2010 to approximately 75% general reserves and 25% specific reserves at December 31, 2011. General reserves as of December 31, 2011 totaled $13,131 compared to $9,019 at December 31, 2010.

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

The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2011. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

Funding Sources

The Corporation obtains funding through many sources.    The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2011.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Noninterest-bearing checking	$121,786	$112,787	$95,730	0.00%	0.00%	0.00%
Interest-bearing checking	149,667	137,543	125,790	0.17%	0.18%	0.28%
Savings deposits	97,686	87,082	80,063	0.16%	0.18%	0.22%
Money market accounts	99,948	91,255	109,354	0.29%	0.40%	0.53%
Consumer time deposits	453,680	466,583	482,482	1.62%	2.01%	2.96%
Public time deposits	68,756	83,818	84,761	0.44%	0.66%	1.99%
Brokered time deposits	—	—	7,631	—	—	4.19%

Total Deposits	991,523	979,068	985,811	1.09%	1.09%	1.77%
Short-term borrowings	763	1,734	24,089	0.20%	0.25%	0.51%
FHLB borrowings	42,640	42,941	45,425	2.47%	2.96%	3.26%
Junior subordinated debentures	16,321	19,249	20,737	4.20%	4.05%	4.54%

Total borrowings	59,724	63,924	90,251	2.91%	3.22%	2.82%

Total funding	$1,051,247	$1,042,992	$1,076,062	0.96%	1.22%	1.74%

Average deposit balances increased 1.27% in 2011 compared to a decline of 0.68% in 2010 and an increase of 12.11% in 2009. The Corporation benefited from a large concentration of low-cost local deposit funding. These funding sources include noninterest-bearing and interest-bearing checking accounts, money market accounts and savings deposits. The Corporation’s funding from these sources increased 4.31% between 2010 and 2009, and increased 9.43% during 2011 in comparison to 2010. These low-cost funds had an average yield of 0.15% in 2011 compared to 0.18% in 2010 and 0.27% in 2009. Included in these funds are money market accounts which carried an average yield of 0.29% in 2011 compared to 0.40% in 2010. Time deposits over the last three years to total average deposits were 52.69% in 2011, 56.22% in 2010 and 48.94% in 2009. Average time deposits were $522,436 in 2011 compared to $550,401 in 2010. This was a decrease of $27,965, or 5.08%. Public fund time deposits represented 13.16% and 15.23% of total average time deposits during 2011 and 2010, respectively. At December 31, 2011 and December 31, 2010, the Corporation had no brokered time deposit balances.

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Repurchase agreements decreased during 2011 to $227 at December 31, 2011 compared to $932 at December 31, 2010. The Corporation did not have any Federal funds purchased at December 31, 2011 and December 31, 2010.

Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $42,497 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,501 at December 31, 2010. Maturities of long-term Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K. During 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At December 31, 2011, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Resources

The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders’ equity was $113,274 at December 31, 2011. This is an increase of 3.48% over December 31, 2010.

Total common stock cash dividends declared in 2011 by the Board of Directors were $315 compared to $304 in 2010. In 2011, the Corporation paid $.01 per share of common stock for its quarterly dividend for all quarters. Given the current economic environment and the related pressure on credit quality, the Board of Directors believes it is prudent to focus on retaining as capital in order to enhance the Corporation’s strength, confidence and stability. Any future dividend is subject to Board approval.

At December 31, 2011, the Corporation’s market capitalization was $37,047 compared to $38,988 at December 31, 2010. There were 1,810 shareholders of record at December 31, 2011. LNB Bancorp, Inc.’s common shares are traded on the NASDAQ Stock Market under the ticker symbol “LNBB.”

On December 12, 2008, the Corporation issued 25,223 shares of Series B Preferred Stock to the U.S. Treasury in the TARP CPP for a purchase price of approximately $25,223. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share. Under the terms of the Series B Preferred Stock, among other things, for the first five years that the stock is outstanding, the Corporation is required to make quarterly dividend payments on the stock at a rate of 5% per annum, which amounts to approximately $1,260 annually. If the Series B Preferred Stock remains outstanding after five years from the date of its issuance, the dividend rate will increase to 9% per annum, or approximately $2,270 annually.

In November 2011, all TARP CPP participants received a letter from the U.S. Treasury stating that the Treasury had engaged a financial advisor to assist it in exploring its options for recovering its TARP investments. The letter also acknowledged that, while the CPP participants were encouraged to repay their TARP investments, the Treasury cannot require repayment. The Corporation has not received any input from its regulators that would prompt it to seek to repay its TARP obligations sooner than the Corporation would otherwise determine to be appropriate.

The Board of Directors reviews the Corporation’s capital requirements on a regular basis and continues to assess potential alternatives for repaying the Corporation’s TARP obligations. The Corporation intends to redeem the Series B Preferred Stock and repay its TARP obligations at a time and in a manner that it believes is appropriate after considering, among other things, the Corporation’s anticipated capital requirements, projected dividend capacity from the Bank, the availability and relative attractiveness of alternative sources of capital, the Corporation’s risk profile, its earnings performance and asset quality trends, and input from its regulators. See Note 14 to the Consolidated Financial Statements for further information on the Series B Preferred Stock and common shares warrant issued pursuant to the Capital Purchase Program.

In 2011, net income of $5,003 increased total shareholders’ equity. Factors increasing shareholders’ equity were a $540 increase in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities and a $189 increase for share-based compensation arrangements. The factors decreasing total shareholders’ equity during 2011 were a $356 change in the Corporation’s minimum pension liability, cash dividends payable to common shareholders of $315 and cash dividends, net of discount accretion, to preferred shareholders of $1,261.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At December 31, 2011 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2011.

The terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. As long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions.

The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation has consistently maintained the regulatory capital ratios of the Corporation and its bank subsidiary, The Lorain National Bank, above “well-capitalized” levels. For further information on capital ratios see Notes 1 and 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These arrangements include commitments to extend credit and standby letters of credit. Commitments to extend credit and standby letters of credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Corporation uses the same credit policies in making commitments to extend credit and standby letters of credit as it does for on-balance sheet instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Corporation since the time the commitment was made.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained by the Corporation upon extension of credit is based on management’s credit evaluation of the applicant. Collateral held is generally single-family residential real estate and commercial real estate. Substantially all of the obligations to extend credit are variable rate.

The Corporation does not believe that off-balance sheet arrangements will have a material impact on its liquidity or capital resources. See Note 20 to the Consolidated Financial Statements for further detail.

Contractual Obligations and Commitments

Contractual obligations and commitments of the Corporation at December 31, 2011 are as follows:

	One Year or Less	Two and Three Years	Four and Five Years	Over Five Years	Total
	(Dollars in thousands)
Short-term borrowings	$227	$—	$—	$—	$227
FHLB advances	15,000	15,027	12,470	—	42,497
Operating leases	1,105	1,379	868	227	3,579
Trust preferred securities	—	—	—	16,238	16,238
Benefit payments	291	544	500	1,115	2,450
Severance payments	83	—	—	—	83

Total	$16,706	$16,950	$13,838	$17,580	$65,074

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

The Corporation maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable credit losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards ASC 450,”Accounting for Contingencies,” or ASC 310-10-45, “Accounting by Creditors for Impairment of a Loan.”

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

During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. The Corporation tested for goodwill impairment in 2010 and 2009 with no impairment losses recognized. The Corporation early adopted the ASU for 2011.

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

Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of December 31, 2011 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio. During 2011 and into 2012, a number of European member states, including Portugal, Ireland, Italy, Greece and Spain, experienced credit deterioration. The Corporation has no direct or indirect funded credit exposure to any sovereigns, financial institutions or corporate counterparties or borrowers in any of these countries, or in Europe.

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

Table 13 sets forth nonperforming assets for the five years ended December 31, 2011.

Table 13: Nonperforming Assets

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial real estate	$21,512	$25,941	$24,914	$12,841	$7,901
Commercial	1,072	1,333	1,932	1,368	26
Residential real estate	6,551	10,287	9,139	3,465	2,097
Home equity loans	4,365	3,137	1,417	989	429
Indirect	711	667	544	528	258
Consumer	260	466	891	401	120

Total nonperforming loans	34,471	41,831	38,837	19,592	10,831

Other foreclosed assets	1,687	3,119	1,264	1,108	2,478

Total nonperforming assets	$36,158	$44,950	$40,101	$20,700	$13,309

Loans 90 days past due accruing interest	$—	$—	$—	$—	$—

Allowance for loan losses to nonperforming loans	49.50%	38.57%	48.39%	59.47%	72.20%

The Corporation continues to aggressively manage credit quality and has made steady progress managing problem loans. Nonperforming loans at December 31, 2011 were $34,471 compared to $41,831 at December 31, 2010, a decrease of $7,360. Nonperforming commercial real estate loans decreased to $21,512 for December 31, 2011 compared to $25,941 at December 31, 2010. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.

Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2011 was 3.71% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.43% and 0.30% of total loans at December 31, 2011, respectively.

Other foreclosed assets were $1,687 as of December 31, 2011, a decrease of $1,432 from December 31, 2010. The $1,687 is comprised of nine commercial properties totaling $831 and ten residential properties, totaling $856. This compares to $1,935 of residential properties with the remainder being commercial properties as of December 31, 2010.

Liquidity

Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2011, the Bank’s liquidity was within its policy limits.

In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2011, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $51,112 and $138,590 in the next 36 months.

The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $4,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2011.

Table 14: Liquidity

	Borrowing Capacity	Unused Capacity
	(Dollars in thousands)
FHLB Cincinnati	$50,754	$6,714
FRB Cleveland	42,856	42,856
Federal Funds Lines	10,000	10,000
Unaffiliated Financial Institutions	4,000	4,000

Total	$107,610	$63,570

Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $104,302 at December 31, 2011.

The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2011.

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

Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2011, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $1,218 or 3.1%, and in a -200 basis point shock, net interest income would decrease $2,319, or 5.9%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2011, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 10.9% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 5.6%.

Table 15: GAP Analysis:

	At December 31, 2011
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$58,670	$30,119	$52,911	$26,945	$50,576	$6,239	$225,460
Loans	243,571	129,049	258,428	123,891	65,304	23,557	843,800

Total earning assets	$302,241	$159,168	$311,339	$150,836	$115,880	$29,796	$1,069,260

Interest-bearing liabilities:
Consumer time deposits	$144,629	$200,864	$121,719	$36,746	$—	$432	$504,390
Money Market deposits	105,643	—	—	—	—	—	105,643
Savings deposits	8,195	16,390	49,172	28,683	—	—	102,440
Interest-bearing demand deposits	12,152	24,303	72,909	42,530	—	—	151,894
FHLB Advances	15,000	—	15,000	12,497	—	—	42,497
Long-term debt	8,119	8,119		—	—	—	16,238
Fed Funds, Repos, Other	227	—	—	—	—	—	227

Total interest-bearing liabilities	$293,965	$249,676	$258,800	$120,456	$—	$432	$923,329

Cumulative interest rate gap	$8,276	$(82,232)	$(29,693)	$687	$116,567	$145,931

RSA/RSL	103%	85%	96%	100%	113%	116%

	At December 31, 2010
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$49,725	$28,994	$66,635	$54,372	$43,725	$5,186	$248,637
Loans	209,144	117,142	257,320	124,514	81,126	28,618	817,864

Total earning assets	$258,869	$146,136	$323,955	$178,886	$124,851	$33,804	$1,066,501

Interest-bearing liabilities:
Consumer time deposits	$131,713	$254,588	$117,324	$40,522	$—	$469	$544,616
Money Market deposits	92,177	—	—	—	—	—	92,177
Savings deposits	7,351	14,701	44,103	25,727	—	—	91,882
Interest-bearing demand deposits	10,750	21,500	64,500	37,625	—	—	134,375
FHLB Advances	15,000	—	15,000	12,540	—	—	42,540
Long-term debt	8,134	—	8,134	—	—	—	16,268
Fed Funds, Repos, Other	932	—	—	—	—	—	932

Total interest-bearing liabilities	$266,057	$290,789	$249,061	$116,414	$—	$469	$922,790

Cumulative interest rate gap	$(7,188)	$(151,841)	$(76,947)	$(14,475)	$110,376	$143,711

RSA/RSL	97%	73%	90%	98%	112%	116%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/    Plante & Moran, PLLC

March 5, 2012

Columbus, Ohio

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$34,323	$17,370
Federal funds sold and interest bearing deposits in banks	6,324	31,198

Cash and cash equivalents	40,647	48,568
Securities available for sale, at fair value (Note 5)	226,012	221,725
Restricted stock	5,741	5,741
Loans held for sale	3,448	5,105
Loans:
Portfolio loans (Note 7)	843,088	812,579
Allowance for loan losses (Note 7)	(17,063)	(16,136)

Net loans	826,025	796,443

Bank premises and equipment, net (Note 8)	8,968	9,645
Other real estate owned	1,687	3,119
Bank owned life insurance	17,868	17,146
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	731	868
Accrued interest receivable	3,550	3,519
Other assets (Note 13)	12,163	19,076

Total Assets	$1,168,422	$1,152,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 9)
Demand and other noninterest-bearing	$126,713	$115,476
Savings, money market and interest-bearing demand	359,977	318,434
Time deposits	504,390	544,616

Total deposits	991,080	978,526

Short-term borrowings (Note 10)	227	932
Federal Home Loan Bank advances (Note 11)	42,497	42,501
Junior subordinated debentures (Note 12)	16,238	16,238
Accrued interest payable	1,118	1,434
Accrued expenses and other liabilities	3,988	3,442

Total Liabilities	1,055,148	1,043,073

Shareholders’ Equity (Notes 14 and 15)
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at December 31, 2011 and December 31, 2010.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at December 31, 2011 and December 31, 2010.	25,223	25,223
Discount on Series B preferred stock	(101)	(116)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,210,443 shares at December 31, 2011 and 8,172,943 at December 31, 2010	8,210	8,173
Additional paid-in capital	39,607	39,455
Retained earnings	44,080	40,668
Accumulated other comprehensive income	2,201	2,007
Treasury shares at cost, 328,194 shares at December 31, 2011 and at December 31, 2010	(6,092)	(6,092)

Total Shareholders’ Equity	113,274	109,464

Total Liabilities and Shareholders’ Equity	$1,168,422	$1,152,537

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$42,133	$42,850	$45,885
Securities:
U.S. Government agencies and corporations	5,847	7,220	10,452
State and political subdivisions	1,035	987	1,008
Other debt and equity securities	277	269	244
Federal funds sold and short-term investments	57	46	58

Total interest income	49,349	51,372	57,647
Interest Expense
Deposits	8,367	10,709	17,379
Federal Home Loan Bank advances	1,053	1,272	1,481
Short-term borrowings	2	4	124
Junior subordinated debentures	686	779	941

Total interest expense	10,108	12,764	19,925

Net Interest Income	39,241	38,608	37,722
Provision for Loan Losses (Note 7)	10,353	10,225	19,017

Net interest income after provision for loan losses	28,888	28,383	18,705
Noninterest Income
Investment and trust services	1,610	1,797	1,919
Deposit service charges	4,079	4,247	4,478
Other service charges and fees	3,246	3,208	2,775
Income from bank owned life insurance	722	709	693
Other income	330	329	315

Total fees and other income	9,987	10,290	10,180
Securities gains, net (Note 5)	832	393	690
Gains on sale of loans	889	1,000	1,146
Loss on sale of other assets, net	(293)	(116)	(60)
Gain on extinguishment of debt (Note 12)	—	2,210	—

Total noninterest income	11,415	13,777	11,956
Noninterest Expense
Salaries and employee benefits (Notes 18 & 19)	15,944	15,854	15,142
Furniture and equipment	3,088	3,550	4,344
Net occupancy (Note 8)	2,310	2,355	2,354
Professional fees	1,854	2,182	2,459
Marketing and public relations	1,002	1,065	961
Supplies, postage and freight	1,107	1,225	1,260
Telecommunications	727	802	813
Ohio franchise tax	1,298	1,113	908
FDIC assessments	1,749	2,241	2,622
Other real estate owned	1,021	597	367
Electronic banking expenses	899	873	800
Loan and collection expense	1,364	1,715	1,346
Other expense	1,781	1,997	1,954

Total noninterest expense	34,144	35,569	35,330

Income (loss) before income tax expense (benefit)	6,159	6,591	(4,669)
Income tax expense (benefit) (Note 13)	1,156	1,226	(2,668)

Net Income (Loss)	5,003	5,365	(2,001)
Dividends and accretion on preferred stock	1,276	1,276	1,256

Net Income (Loss) Available to Common Shareholders	$3,727	$4,089	$(3,257)

Net Income (Loss) Per Common Share (Note 2)
Basic	$0.47	$0.55	$(0.45)
Diluted	0.47	0.55	(0.45)
Dividends declared	0.04	0.04	0.20
Average Common Shares Outstanding
Basic	7,880,249	7,511,173	7,295,663
Diluted	7,880,249	7,511,173	7,295,663

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2009	$25,077	$146	$7,624	$37,783	$41,682	$839	$(6,092)	$107,059
Comprehensive income:
Net Loss					(2,001)			(2,001)
Other comprehensive loss, net of tax:
Pension liability adjustments						38		38
Change in unrealized gains and losses on securities						1,749		1,749

Total comprehensive loss								(214)
Share-based compensation				79				79
Preferred dividends and accretion of discount	15				(1,339)			(1,324)
Common dividends declared, $.20 per share					(1,459)	—		(1,459)

Balance, December 31, 2009	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Comprehensive income:								—
Net Income					5,365			5,365
Other comprehensive income, net of tax:								—
Pension liability adjustments						257		257
Change in unrealized gains and losses on securities						(876)		(876)

Total comprehensive income								4,746
Share-based compensation				102				102
Common shares issued (462,234 shares)			462	1,578				2,040
Restricted shares granted (86,852 shares)			87	(87)				—
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share	—	—	—	—	(304)	—	—	(304)

Balance, December 31, 2010	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Comprehensive income:
Net Income					5,003			5,003
Other comprehensive income, net of tax:
Pension liability adjustments						(346)		(346)
Change in unrealized gains and losses on securities						540		540

Total comprehensive income								5,197
Share-based compensation				189				189
Restricted shares granted (40,000 shares), net of forfeitures (2,500 shares)			37	(37)				—
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share	—	—	—	—	(315)	—		(315)

Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating Activities
Net income (loss)	$5,003	$5,365	$(2,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,353	10,225	19,017
Depreciation and amortization	1,228	1,357	1,632
Amortization (accretion) of premiums and discounts	1,390	2,206	1,529
Amortization of intangibles	137	137	137
Amortization of loan servicing rights	201	262	422
Amortization of deferred loan fees	(54)	162	103
Federal deferred income tax expense (benefit)	(43)	469	(2,578)
Securities gains, net	(832)	(393)	(690)
Share-based compensation expense	189	102	79
Loans originated for sale	(69,066)	(80,175)	(105,623)
Proceeds from sales of loan originations	71,612	79,853	106,566
Net gain from loan sales	(889)	(1,000)	(1,146)
Net loss on sale of other assets	293	116	60
Net gain on extinguishment of debt	—	(2,210)	—
Net (increase) decrease in accrued interest receivable and other assets	5,372	249	(9,099)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	230	(4,477)	(1,930)

Net cash provided by operating activities	25,124	12,248	6,478

Investing Activities
Proceeds from sales of available-for-sale securities	36,427	15,499	38,141
Proceeds from maturities of available-for-sale securities	111,809	118,569	69,307
Purchase of available-for-sale securities	(152,265)	(111,777)	(129,941)
Purchase of trading securities	—	—	(9,005)
Proceeds from maturities of trading securities	—	436	1,737
Proceeds from sale of trading securities	—	7,774	10,462
Purchase of Federal Reserve Bank Stock	—	(756)	—
Purchase of Federal Home Loan Bank Stock	—	—	(101)
Net increase in loans made to customers	(42,419)	(25,395)	(12,943)
Proceeds from the sale of other real estate owned	3,651	584	917
Purchase of bank premises and equipment	(774)	(906)	(549)
Proceeds from sale of bank premises and equipment	257	11	197

Net cash provided by (used in) investing activities	(43,314)	4,039	(31,778)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	11,237	(3,029)	24,511
Net increase in savings, money market and interest-bearing demand	41,543	13,389	12,366
Net increase (decrease) in certificates of deposit	(40,226)	(3,267)	13,381
Net decrease in short-term borrowings	(705)	(525)	(21,471)
Proceeds from Federal Home Loan Bank advances	24,500	34,000	22,500
Payment of Federal Home Loan Bank advances	(24,504)	(34,004)	(33,352)
Extinguishment of debt, net	—	(10)	—
Dividends paid	(1,576)	(1,565)	(2,625)

Net cash provided by financing activities	10,269	4,989	15,310

Net increase (decrease) in cash and cash equivalents	(7,921)	21,276	(9,990)
Cash and cash equivalents, January 1	48,568	27,292	37,282

Cash and cash equivalents, December 31	$40,647	$48,568	$27,292

Supplemental cash flow information
Interest paid	$10,424	$13,404	$21,664
Income taxes paid	960	675	400
Transfer of loans to other real estate owned	3,120	2,970	1,317
Common stock issued for extinguishment of debt	—	2,040	—

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

Use of Estimates

LNB Bancorp Inc. prepares its financial statements in conformity with generally accepted accounting principles (GAAP), which requires the Corporation’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets and fair values of financial instruments.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2011 and December 31, 2010, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2011 and December 31, 2010, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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

Goodwill and Core Deposit Intangibles

Intangible assets arise from acquisitions and include goodwill and core deposit intangibles. Goodwill is the excess of purchase price over the fair value of identified net assets in acquisitions. Core deposit intangibles represent the value of depositor relationships purchased. Goodwill is evaluated at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation evaluates goodwill impairment annually as of November 30th of each year. Core deposit intangible assets are amortized using the straight-line method over ten years and are subject to annual impairment testing.

To simplify the process of testing goodwill for impairment for both public and nonpublic entities, on September 15, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value if a reporting unit less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. Prior to the update entities were required to test goodwill for impairment on at least an annual basis. The Corporation tested for goodwill impairment in 2010 and 2009 with no impairment losses recognized. The Corporation early adopted the ASU for 2011.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,019 and $3,479 at December 31, 2011 and 2010, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,818 and $1,472 at December 31, 2011 and 2010, respectively, are included in accumulated other comprehensive income.

New Accounting Pronouncements

Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.    On September 15, 2011 the FASB issued an accounting standards update (ASU) to simplify testing of goodwill for impairment. The changes will reduce complexity and costs by allowing an entity (public or nonpublic) to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Specifically, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation early adopted the ASU for the year ended December 31, 2011 and concluded that a full impairment test was not required. Refer to Note 4, Goodwill and Intangible Assets, for additional information.

ASC Topic 310: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.    On April 5, 2011, the FASB issued a final standard to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (TDR). The final standard, ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” was issued as a result of stakeholders questioning whether additional guidance or clarification was needed to assist creditors with determining whether a modification is a TDR. The final standard does not change the long-standing guidance that a restructuring of a debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” In other words, the creditor must conclude that both the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and has been applied retrospectively to restructurings occurring on or after January 1, 2011. Refer to Note 7, Loans and Allowance for Loan Losses, for additional information.

ASC Topic 220: Comprehensive Income: Presentation of Comprehensive Income.    On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05. This ASU is intended to increase the prominence of other comprehensive income in financial statements. The new guidance does not change whether items are reported in net income or in other comprehensive income or whether and when items of other comprehensive income are reclassified to net income. ASU 2011-05 eliminates the option in current U.S. generally accepted accounting principles that permits the presentation of other comprehensive income in the statement of changes in equity. The new guidance in the ASU requires that an entity report comprehensive income in either a single continuous statement that presents the components of net income or a separate but consecutive statement. The new guidance is to be applied retrospectively and early adoption is permitted. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Corporation’s financial statements.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,880,249	7,511,173	7,295,663
Dilutive effect of stock options	—	—	—
Dilutive effect of common stock warrants	—	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,880,249	7,511,173	7,295,663

Net Income (Loss)	$5,003	$5,365	$(2,001)
Preferred stock dividend and accretion	1,276	1,276	1,256

Income (Loss) Available to Common Shareholders	$3,727	$4,089	$(3,257)

Basic Earnings (Loss) Per Common Share	$0.47	$0.55	$(0.45)

Diluted Earnings (Loss) Per Common Share	$0.47	$0.55	$(0.45)

All outstanding stock options and common stock warrants were antidilutive for the years ended December 31, 2011 and December 31, 2010. No dilution exists for the year ended December 31, 2009 due to the net loss.

(3)    Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $690 on December 31, 2011 and $1,195 on December 31, 2010.

(4)    Goodwill and Intangible Assets

The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2011 the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2011.

The Corporation tested for impairment in 2010 and 2009 and no impairment was recognized. Methodologies used in determining the fair value of the reporting unit for these years included discounted estimated future net cash flows, price to tangible book value and core deposit premium values. Primary reliance was placed on the discounted estimated future net cash flow approach. The key assumptions used to determine the fair value of the Corporation subsidiary included: (a) cash flow period of 5 years; (b) capitalization rate of 10.0%: and (c) a discount rate of 13.0%, which is based on the Corporation’s average cost of capital adjusted for the risk associated with its operations.

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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	636	499

Carrying value of core deposit intangibles	$731	$868

Amortization expense for intangible assets was $137 for the years ended December 31, 2011, 2010 and 2009. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2011. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.

Core Deposits Intangibles

(Dollars in thousands)
2012	$137
2013	137
2014	137
2015	137
2016	137
2017	46

(5)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2011 and 2010 follows:

	At December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,762	$120	$(1)	$56,881
Mortgage backed securities	103,624	3,705	(292)	107,037
Collateralized mortgage obligations	29,537	700	—	30,237
State and political subdivisions	30,000	1,901	(44)	31,857

Total Securities	$219,923	$6,426	$(337)	$226,012

	At December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,239	$511	$(682)	$56,068
Mortgage backed securities	91,793	4,128	(30)	95,891
Collateralized mortgage obligations	44,297	1,249	(27)	45,519
State and political subdivisions	24,125	522	(400)	24,247

Total Securities	$216,454	$6,410	$(1,139)	$221,725

The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2011 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At December 31, 2011
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$592	$608
Due from one year to five years	14,184	14,420
Due from five years to ten years	11,033	12,091
Due after ten years	60,953	61,619
Mortgage backed securities and collateralized mortgage obligations	133,161	137,274

	$219,923	$226,012

Realized gains and losses related to securities available-for-sale for each of the three years ended December 31 follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Gross realized gains	$832	$493	$444
Gross realized losses	—	—	(111)

Net Securities Gains	$832	$493	$333

Proceeds from the sale of available for sale securities	$36,427	$15,499	$38,141

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

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $137,388 and $152,079 at December 31, 2011 and 2010, respectively.

The following is a summary of securities that had unrealized losses at December 31, 2011 and 2010. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At December 31, 2011, the Corporation held 10 securities with unrealized losses totaling $337. At December 31, 2010 there were 33 securities with unrealized losses totaling $1,139. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the ability to hold these securities until their value recovers.

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,606	(292)	—	—	25,606	(292)
State and political subdivisions	3,669	(44)	—	—	3,669	(44)

Total	$39,274	$(337)	$—	$—	$39,274	$(337)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$29,352	$(682)	$—	$—	$29,352	$(682)
Mortgage backed securities	14,617	(30)	—	—	14,617	(30)
Collateralized mortgage obligations	10,027	(27)	—	—	10,027	(27)
State and political subdivisions	1,633	(400)	—	—	1,633	(400)

Total	$55,629	$(1,139)	$—	$—	$55,629	$(1,139)

(6)    Transactions with Related Parties

The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Amount at beginning of year	$18,363	$18,737
New loans	1,768	2,130
Repayments	(2,917)	(2,521)
Changes in directors and officers and /or affiliations, net	—	17

Amount at end of year	$17,214	$18,363

The Corporation, through its subsidiary Bank, maintains deposits accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $7,476 and $7,214, respectively at December 31, 2011 and 2010.

(7)    Loans and Allowance for Loan Losses

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

Activity in the allowance for loan losses by segment for 2011 and 2010 is summarized as follows:

Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Losses charged off	(5,195)	(262)	(1,664)	(1,895)	(695)	(398)	(10,109)
Recoveries	280	42	22	62	209	68	683
Provision charged to expense	4,502	312	2,168	2,610	473	288	10,353

Balance, end of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,747	$148	$37	$—	$—	$—	$3,932
Collectively evaluated for impairment	6,967	1,261	1,294	2,289	891	429	13,131

Total ending allowance balance	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063

Loans:
Individually evaluated for impairment	$31,746	$705	$1,141	$—	$—	$—	$33,592
Collectively evaluated for impairment	350,106	75,865	63,383	126,958	180,089	13,095	809,496

Total ending loans balance	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$14,390	$862	$528	$1,591	$799	$622	$18,792
Losses charged off	(8,508)	(1,507)	(1,491)	(1,091)	(455)	(573)	(13,625)
Recoveries	87	157	30	39	293	138	744
Provision charged to expense	5,158	1,805	1,738	973	267	284	10,225

Balance, end of year	$11,127	$1,317	$805	$1,512	$904	$471	$16,136

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,865	$206	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	4,262	1,111	759	1,512	904	471	9,019

Total ending allowance balance	$11,127	$1,317	$805	$1,512	$904	$471	$16,136

Loans:
Individually evaluated for impairment	$38,853	$1,333	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	336,950	64,329	70,203	132,536	150,031	13,862	767,911

Total ending loans balance	$375,803	$65,662	$74,685	$132,536	$150,031	$13,862	$812,579

Delinquencies

Management monitors delinquency and potential commercial problem loans. Bank-wide delinquency at December 31, 2011 was 3.71% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.43% and 0.30% of total loans at December 31, 2011, respectively. Bank-wide delinquency at December 31, 2010 was 4.47% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.54% and 0.33% of total loans at December 31, 2010, respectively. Information regarding delinquent loans as of December 31, 2011 and December 31, 2010 is as follows:

Age Analysis of Past Due Loans as of December 31, 2011

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$290	$804	$19,023	$20,117	$361,735	$381,852	$—
Commercial	54	249	805	1,108	75,462	76,570	—
Residential real estate	545	1,172	3,554	5,271	59,253	64,524	—
Home equity loans	1,942	181	1,666	3,789	123,169	126,958	—
Indirect	664	71	124	859	179,230	180,089
Consumer	131	12	28	171	12,924	13,095	—

Total	$3,626	$2,489	$25,200	$31,315	$811,773	$843,088	$—

Age Analysis of Past Due Loans as of December 31, 2010

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$1,906	$856	$19,970	$22,732	$353,071	$375,803	$—
Commercial	31	211	793	1,035	64,627	65,662	—
Residential real estate	1,018	1,284	7,172	9,474	65,211	74,685	—
Home equity loans	776	235	1,130	2,141	130,395	132,536	—
Indirect	612	123	112	847	149,184	150,031
Consumer	61	—	26	87	13,775	13,862	—

Total	$4,404	$2,709	$29,203	$36,316	$776,263	$812,579	$—

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while considered impaired was immaterial for all periods. Information regarding impaired loans is as follows:

Impaired Loans

For the Period Ended December 31, 2011

At December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$14,805
Commercial	386	386	—	419
Residential real estate	1,069	1,897	—	1,470
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	18,130
Commercial	319	794	148	570
Residential real estate	72	72	37	72
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$33,592	$43,110	$3,932	$35,466

At December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$6,393	$10,367	$—	$8,643
Commercial	549	549	—	600
Residential real estate	3,102	3,432	—	3,211
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	32,460	35,483	6,865	29,946
Commercial	784	1,432	206	1,143
Residential real estate	1,380	1,416	46	1,420
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$44,668	$52,679	$7,117	$44,963

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Included in loans individually evaluated for impairment as of December 31, 2011 are loans with a recorded investment of $3,099, the terms of which were modified in troubled debt restructurings and considered nonaccrual. The Corporation has allocated reserves of $307 for the nonaccrual TDR loans at December 31, 2011. At December 31, 2010, the recorded investment of one loan whose terms had been modified in a troubled debt restructuring was $636. This loan was accruing with no specific reserve allocated at December 31, 2010. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at December 31, 2011 and December 31, 2010. At December 31, 2011 the borrowers had made timely payments of principal and interest on those loans per the modified agreements. Information regarding TDR loans for the year ended December 31, 2011 is as follows:

	December 31, 2011
	(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial Real Estate	5	$3,099

There were no loans modified in a TDR during 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification).

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Land loans are also included in the class of commercial real estate loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years and changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.

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

Nonaccrual Loans

Nonaccrual loan balances at December 31, 2011 and December 31, 2010 are as follows:

Loans On Non Accrual Status	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial real estate	$21,512	$25,941
Commercial	1,072	1,333
Residential real estate	6,551	10,287
Home equity loans	4,365	3,137
Indirect	711	667
Consumer	260	466

Total Nonaccrual Loans	$34,471	$41,831

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for December 31, 2011 and December 31, 2010:

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

For the residential real estate segment, the Corporation monitors credit quality using a combination of the delinquency status of the loan and/or the Corporation’s internal credit risk grades as indicated above.

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of December 31, 2011 and December 31, 2010:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	December 31, 2011
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$3,157	$—	$—	$—	$—	$3,157
Grade 2 — Modest	—	—	—	—	—	—	—
Grade 3 — Better than average	1,602	19	—	—	—	—	1,621
Grade 4 — Average	44,527	5,322	237	—	—	—	50,086
Grade 5 — Acceptable	278,458	63,880	4,835	—	—	—	347,173

Total Pass Credits	324,587	72,378	5,072	—	—	—	402,037
Grade 6 — Special mention	16,390	2,947	157	—	—	—	19,494
Grade 7 — Substandard	40,875	1,245	1,830	—	—	—	43,950
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	381,852	76,570	7,059	—	—	—	465,481
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,276	123,169	179,230	12,924	368,599
30-59 days past due loans not internally risk graded	—	—	545	1,942	664	131	3,282
60-89 days past due loans not internally risk graded	—	—	1,172	181	71	12	1,436
90+ days past due loans not internally risk graded	—	—	2,472	1,666	124	28	4,290

Total loans not internally credit risk graded	—	—	57,465	126,958	180,089	13,095	377,607

Total loans internally and not internally credit risk graded	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

*	Residential loans with an internal commercial credit risk grade include loans that are secured by non owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	December 31, 2010
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$3,124	$—	$—	$—	$—	$3,124
Grade 2 — Modest	—	—	—	—	—	—	—
Grade 3 — Better than average	3,055	162	—	—	—	—	3,217
Grade 4 — Average	59,651	8,343	267	—	—	—	68,261
Grade 5 — Acceptable	246,475	49,727	5,733	—	—	—	301,935

Total Pass Credits	309,181	61,356	6,000	—	—	—	376,537
Grade 6 — Special mention	13,807	2,599	170	—	—	—	16,576
Grade 7 — Substandard	52,815	1,707	2,516	—	—	—	57,038
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	375,803	65,662	8,686	—	—	—	450,151
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,389	130,395	149,184	13,775	350,743
30-59 days past due loans not internally risk graded	—	—	1,018	776	612	61	2,467
60-89 days past due loans not internally risk graded	—	—	1,032	235	123	—	1,390
90+ days past due loans not internally risk graded	—	—	6,560	1,130	112	26	7,828

Total loans not internally credit risk graded	—	—	65,999	132,536	150,031	13,862	362,428

Total loans internally and not internally credit risk graded	$375,803	$65,662	$74,685	$132,536	$150,031	$13,862	$812,579

*	Residential loans with an internal commercial credit risk grade include loans that are secured by non owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.

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

(8)    Bank Premises, Equipment and Leases

Bank premises and equipment are summarized as follows:

	At December 31
	2011	2010
	(Dollars in thousands)
Land	$2,452	$2,602
Buildings	11,406	11,612
Equipment	14,514	14,451
Purchased software	4,295	4,105
Leasehold improvements	1,088	1,088

Total cost	$33,755	$33,858
Less: accumulated depreciation and amortization	24,787	24,213

Net bank premises and equipment	$8,968	$9,645

Depreciation of Bank premises and equipment charged to noninterest expense amounted to $1,032 in 2011, $1,121 in 2010 and $1,330 in 2009. Amortization of purchased software charged to noninterest expense amounted to $196 in 2011, $236 in 2010 and $302 in 2009.

At December 31, 2011, the Bank was obligated to pay rental commitments under noncancelable operating leases on certain Bank premises and equipment as follows:

Amount
(Dollars in thousands)
2012	$1,105
2013	850
2014	529
2015	507
2016	361
2017 and thereafter	227

Total	$3,579

Rentals paid under leases on Corporation premises and equipment amounted to $977 in 2011, $1,118 in 2010 and $1,186 in 2009.

(9)    Deposits

Deposit balances are summarized as follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Demand and other noninterest-bearing	$126,713	$115,476
Interest checking	151,894	134,375
Savings	102,440	91,882
Money market accounts	105,643	92,177
Consumer time deposits	424,870	464,860
Public time deposits	79,520	79,756

Total deposits	$991,080	$978,526

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $241,217 and $240,127 at December 31, 2011 and 2010, respectively.

The maturity distribution of certificates of deposit as of December 31, 2011 follows:

December 31, 2011
(Dollars in thousands)
2012	$345,902
2013	82,117
2014	39,626
2015	16,673
2016	20,072

Total	$504,390

(10)    Short-Term Borrowings

The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2011, the Bank had pledged approximately $85,712 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $42,856. No amounts were outstanding under the line of credit at December 31, 2011 or December 31, 2010. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. No amounts were outstanding under this line of credit at December 31, 2011 and December 31, 2010.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At December 31, 2011 and 2010, the outstanding balance of securities sold under repurchase agreements totaled $227 and $932, respectively. No federal funds were purchased as of December 31, 2011 and 2010.

(11)    Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $42,497 and $42,501 at December 31, 2011 and December 31, 2010 respectively. All advances were bullet maturities with no call features. At December 31, 2011, collateral pledged for FHLB advances consisted of qualified real estate mortgage loans and investment securities of $50,835 and $21,301, respectively. The maximum borrowing capacity of the Bank at December 31, 2011 was $52,557. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at December 31, 2011 and December 31, 2010.

Maturities of FHLB advances outstanding at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%	$—	$15,000
Maturity January 2012, fixed rate 2.37%	15,000	15,000
Maturities January 2014 through August 2014, with fixed rates ranging from 2.06% to 3.55%	15,027	10,040
Maturities January 2015 fixed rate 2.00% and July 2015, fixed rate 4.76%	12,470	2,461

Total FHLB advances	$42,497	$42,501

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

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.6% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2011 were 1.83% and 6.64% for Trust I and Trust II, respectively. At December 31, 2011 and December 31, 2010, accrued interest payable for Trust I was $7 and $6 and for Trust II was $24 and $24, respectively.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and those holders exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. The Corporation recorded a gain of $2,210 in connection with the exchange, which is included in the consolidated statements of income as “Gain on extinguishment of debt”. At December 31, 2011, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

(13)    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income Taxes:
Federal current expense (benefit)	$1,199	$757	$(90)
Federal deferred expense (benefit)	(43)	469	(2,578)

Total Income Tax (Benefit)	$1,156	$1,226	$(2,668)

The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$2,094	$2,241	$(1,587)
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(404)	(371)	(386)
Tax exempt interest on bank owned life insurance	(203)	(199)	(236)
New markets tax credit	(270)	(536)	(530)
Other, net	(62)	92	71

Total Income Taxes (Benefit)	$1,156	$1,226	$(2,668)

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2011 and 2010 there were no material uncertain income tax positions. At December 31, 2011 and December 31, 2010, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2011 and 2010 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2011	2010
	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$5,802	$5,486
Deferred compensation	210	263
Minimum pension liability	937	758
Equity based compensation	186	90
Accrued loan fees and costs	413	431
New Market Tax Credit and AMT Credit Carryforward	887	1,066
Mark-to-market adjustments	27	65
Other deferred tax assets	890	1,014

Total deferred Federal tax assets	$9,352	$9,173

Deferred Federal tax liabilities:
Bank premises and equipment depreciation	$(56)	$(106)
Net unrealized gain on securities available for sale	(2,070)	(1,792)
FHLB stock dividends	(254)	(254)
Intangible asset amortization	(1,077)	(1,052)
Accretion	(226)	(193)
Deferred charges	(212)	(303)
Prepaid pension	(804)	(763)
Other deferred tax liabilities	(314)	(315)

Total deferred Federal tax liabilities	(5,013)	(4,778)

Net deferred Federal tax assets	$4,339	$4,395

The Corporation’s income tax returns are subject to review and examination by federal and state taxing authorities. The Corporation is no longer subject to examination by the federal taxing authority for years prior to 2009. Tax years 2009 and later remain open to examination by the federal taxing authority.

(14)    Shareholders’ Equity

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 150,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2011 and 2010, 25,223 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.

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

Common Stock

The Corporation is authorized to issue up to 15,000,000 common shares. Common shares issued were 8,210,443 at December 31, 2011 and 8,172,943 at December 31, 2010. Common shares outstanding were 7,882,249 and 7,844,749 at December 31, 2011 and December 31, 2010, respectively.

Common Shares Repurchase Plan and Treasury Shares

On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares are expected to be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2011 and December 31, 2010, LNB Bancorp, Inc. held 328,194 common shares as Treasury shares under this plan at a total cost of $6,092. The terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. As long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions.

Shareholder Rights Plan

On October 25, 2010, the Board of Directors of the Corporation adopted a Shareholder Rights Plan which replaced the Corporation’s original rights plan adopted October 24, 2000 which expired in October 2010. The rights plan is intended to prevent a potential acquirer from exceeding a prescribed ownership level in the Corporation, other than in the context of a negotiated acquisition involving the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s common shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, potentially making an acquisition of the Corporation without prior Board approval prohibitively expensive.

The Shareholder Rights Plan provided for the distribution of one Preferred Share Purchase Right as a dividend on each outstanding Common Share of the Corporation held as of the close of business on November 5, 2010. One Preferred Share Purchase Right will also be distributed for each common share issued after November 5, 2010. Each right entitles the registered holder to purchase from the Corporation units of a new series of Voting Preferred Shares, no par value, at 50% of market value, if a person or group acquires 10% or more of the Corporation’s Common Shares. Each Unit of the new Preferred Shares has terms intended to make it the economic equivalent of one Common share.

LNBB Direct Stock Purchase and Dividend Reinvestment Plan

The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2011 and 13,795 shares were purchased in the open market at the market price on the date of purchase. Similarly, the Corporation did not issue shares pursuant to the Plan in 2010 while 13,791 shares were purchased in the open market at the market price on the date of purchase.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained earnings. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Dividends declared and paid in 2011 were approved by the OCC prior to declaration and payment. Future dividend payments or debt issuance by the Corporation will be based on future earnings and the approval of the OCC.

The terms of the Corporation’s sale of $25,223 of its Series B Preferred Stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to pay dividends. As long as the Series B Preferred Stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions.

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

At December 31, 2011 and 2010, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have arisen since that notification that have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$123,461	14.01%	$119,458	13.82%
Bank	113,005	12.84	111,091	12.86
Tier 1 capital (risk weighted)
Consolidated	100,368	11.39	95,408	11.04
Bank	101,925	11.58	96,227	11.14
Tier 1 capital (average assets)
Consolidated	100,368	8.80	95,408	8.44
Bank	101,925	8.94	96,227	8.59
Well Capitalized:
Total capital (risk weighted)
Consolidated	$88,123	10.00%	$86,438	10.00%
Bank	88,010	10.00	86,385	10.00
Tier 1 capital (risk weighted)
Consolidated	52,872	6.00	51,852	6.00
Bank	52,811	6.00	51,828	6.00
Tier 1 capital (average assets)
Consolidated	57,027	5.00	56,521	5.00
Bank	57,005	5.00	56,011	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$70,499	8.00%	$69,151	8.00%
Bank	70,408	8.00	69,108	8.00
Tier 1 capital (risk weighted)
Consolidated	35,248	4.00	34,568	4.00
Bank	35,207	4.00	34,552	4.00
Tier 1 capital (average assets)
Consolidated	45,622	4.00	45,217	4.00
Bank	45,604	4.00	44,809	4.00

(16)    Parent Company Financial Information

LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2011 and 2010, and the condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2011	2010
	(Dollars in thousands)
Assets:
Cash	$2,688	$659
Investment in The Lorain National Bank	126,533	120,777
Other investments	7	7
Note receivable — The Lorain National Bank	—	4,000
Other assets	552	525

Total Assets	$129,780	$125,968

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$16,238	$16,238
Other liabilities	268	266
Shareholders’ equity	113,274	109,464

Total Liabilities and Shareholders’ Equity	$129,780	$125,968

	Year ended December 31,
Condensed Statements of Income	2011	2010	2009
	(Dollars in thousands)
Income
Interest income	$160	$267	$363
Cash dividend from The Lorain National Bank	—	1,000	2,190
Other income	21	25	145
Gain on extinguishment of debt	—	2,210	—

Total Income	181	3,502	2,698

Expenses
Interest expense	687	778	941
Other expenses	357	181	202

Total Expense	1,044	959	1,143
Income (loss) before income taxes and equity in undistributed net income of subsidiary	(863)	2,543	1,555
Income tax expense (benefit)	(304)	520	(221)

Equity in undistributed net income (loss) of subsidiary	5,562	3,342	(3,777)

Net Income (Loss)	$5,003	$5,365	$(2,001)

	Year ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
	(Dollars in thousands)
Net Income (Loss)	$5,003	$5,365	$(2,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(5,562)	(3,342)	3,777
Share-based compensation expense	189	102	79
Gain on extinguishment of debt	—	(2,210)	—
Net change in other assets and liabilities	(25)	213	174

Net cash provided by (used in) operating activities	(395)	128	2,029

Cash Flows from Investing Activities:
Payments for advances to The Lorain National Bank	—	—	(25,223)
Payments from The Lorain National Bank for subordinated debt instrument	4,000	—	2,000

Net cash provided by (used in) investing activities	4,000	—	(23,223)

Cash Flows from Financing Activities:
Extinguisment of debt, net	—	(10)	—
Dividends paid	(1,576)	(1,565)	(2,625)

Net cash used in financing activities	(1,576)	(1,575)	(2,625)

Net increase (decrease) in cash equivalents	2,029	(1,447)	(23,819)
Cash and cash equivalents at beginning of year	659	2,106	25,925

Cash and cash equivalents at end of year	$2,688	$659	$2,106

(17)    Retirement Pension Plan

The Corporation’s non-contributory defined benefit pension plan (the Plan) covers a portion of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Corporation’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs. Effective December 31, 2002, the benefits under the Plan were frozen and no additional benefits have been accrued under the Plan after December 31, 2002.

The net periodic pension costs charged to expense amounted to $11 in 2011, $148 in 2010 and $199 in 2009. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2011, 2010, and 2009. There were no losses recognized due to settlement in 2011, 2010 and 2009.

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,610)	$(5,716)	$(5,723)
Interest Cost	(322)	(314)	(324)
Actuarial gain (loss)	(312)	(35)	(218)
Benefits paid	603	455	549

Projected benefit obligation at the end of the year	$(5,641)	$(5,610)	$(5,716)

Change in plan assets
Fair value of plan assets at beginning of year	$5,756	$4,221	$3,969
Actual gain on plan assets	98	590	401
Employer contributions	—	1,400	400
Benefits paid	(603)	(455)	(549)

Fair value of plan assets at end of year	$5,251	$5,756	$4,221

Funded status (included in accrued liabilities or prepaid assets)	$(390)	$146	$(1,495)

Unrecognized actuarial loss in accumulated other comprehensive income	$2,754	$2,230	$2,619

Amounts recognized in the consolidated statements of income consist of:

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net Periodic Pension Cost
Interest cost on projected benefit obligation	$322	$314	$324
Expected return on plan benefits	(442)	(308)	(275)
Amortization of loss	131	142	150

Net Periodic Pension Cost	$11	$148	$199

Pension liability adjustments recognized in other comprehensive income include:

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Amortization of unrecognized actuarial loss	$132	$142	$150
Current deferral of gains (losses)	392	247	(92)

Pension liability adjustments recognized in comprehensive income	524	389	58
Tax effect	(178)	(132)	(20)

Net pension liability adjustments	$346	$257	$38

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted average discount rate	5.75%	5.75%	5.75%

Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Assumed rate of future compensation increases	0.00%	0.00%	0.00%

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.

Plan Assets

The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2011, 2010 and 2009 by asset category are as follows:

	Plan Assets at December 31,
	2011	2010	2009
Asset Category:
Equity securities	63.52%	62.61%	57.48%
Debt securities	34.91%	35.53%	41.82%
Cash and cash equivalents	1.57%	1.86%	7.00%

Total	100.00%	100.00%	100.00%

LNB Bancorp, Inc. common stock to total plan assets	0.00%	0.00%	3.08%

The investment strategy for 2012 will continue to be an equity security allocation percent of 60% and a debt security position of 40%. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in 2012.

The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2012	$ 291
2013	279
2014	267
2015	257
2016	243
2017 and thereafter	1,116

(18)    Share-Based Compensation

A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of December 31, 2011 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010 and 2011. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.

As of December 31, 2011 and 2010, there was $307 and $298, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2011. The total fair value of shares vested during the year ended December 31, 2011 and 2010 was $31 and $64, respectively.

Stock Options

The expense recorded for stock options was $1, $15 and $79 for the years ended December 31, 2011, 2010 and 2009, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

2009
Risk free interest rate	2.27%
Dividend yield	6.68%
Volatility	22.97%

The weighted-average fair value of options granted in 2009 was $5.34.

Options outstanding at December 31, 2011 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.34	2,500	7.37	1,667	$ 5.34
$14.47-$15.34	82,000	6.10	82,000	14.47
$15.35-$16.50	52,500	5.21	52,500	15.78
$16.51-$19.10	30,000	4.09	30,000	19.10
$19.11-$19.17	30,000	3.09	30,000	19.17

Outstanding at end of period	197,000	5.11	196,167	$16.17

A summary of the status of stock options at December 31, 2011 and December 31, 2010 and changes during the year then ended is presented in the table below:

	2011		2010
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	197,000	$16.12	198,000	$16.12
Granted	—	—	—	—
Forfeited or expired	—	—	(1,000)	14.47
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	197,000	$16.12	197,000	$16.12

Exercisable at end of period	196,167	$16.17	167,996	$16.50

There were no options exercised during the year ended December 31, 2011 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the year ended December 31, 2011 was $0 as a result of their anti-dilutive status.

Restricted Shares

In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which have expired due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. In 2010, the Corporation issued 86,852 long-term restricted shares at a weighted average market price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the year ended December 31, 2011 and 2010 was $188 and $87, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at December 31, 2011 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	86,852	$4.42
Granted	40,000	5.28
Vested	—	—
Forfeited or expired	(2,500)	5.28

Nonvested at December 31, 2011	124,352	4.68

Stock Appreciation Rights (“SARS”)

In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the years ended December 31, 2011, 2010 and 2009 was $0.

(19)    Benefit Plans

The Bank adopted The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2011, 2010 or 2009.

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

The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $395, $374, and $370, in 2011, 2010 and 2009, respectively.

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

A summary of the contractual amount of commitments at December 31, 2011 and 2010 follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to extend credit	$92,128	$67,095
Home equity lines of credit	78,410	76,668
Standby letters of credit	8,145	8,422

Total	$178,683	$152,185

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

•

The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2011 and 2010.

Limitations

Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at December 31, 2011 and 2010 are summarized as follows:

	At December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$40,647	$40,647	$48,568	$48,568
Securities	226,012	226,012	221,725	221,725
Portfolio loans, net	826,025	825,662	796,443	801,585
Loans held for sale	3,448	3,448	5,105	5,105
Accrued interest receivable	3,550	3,550	3,519	3,519
Financial liabilities
Deposits:
Demand, savings and money market	486,690	486,690	433,910	433,910
Certificates of deposit	504,390	509,449	544,616	551,832

Total deposits	991,080	996,139	978,526	985,742

Short-term borrowings	227	227	932	932
Federal Home Loan Bank advances	42,497	43,824	42,501	43,613
Junior subordinated debentures	16,238	16,130	16,238	15,746
Accrued interest payable	1,118	1,118	1,434	1,434

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,881	$—	$56,881	$—
Mortgage backed securities	107,037	—	107,037	—
Collateralized mortgage obligations	30,237	—	30,237	—
State and political subdivisions	31,857	—	31,857	—

Total	$226,012	$—	$226,012	$—

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,068	$—	$56,068	$—
Mortgage backed securities	95,891	—	95,891	—
Collateralized mortgage obligations	45,519	—	45,519	—
State and political subdivisions	24,247	—	24,247	—

Total	$221,725	$—	$221,725	$—

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Fair value of debt securities such as obligations of state and political may be determined by matrix pricing. Matrix pricing is a mathematical technique that is used to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities relationship to other benchmark quoted prices.

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2011 and 2010. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.

The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2011 and 2010, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$33,592	$33,592
Other real estate	—	—	1,687	1,687

Total assets at fair value on a nonrecurring basis	$—	$—	$35,279	$35,279

December 31, 2010	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$44,668	$44,668
Other real estate	—	—	3,119	3,119

Total assets at fair value on a nonrecurring basis	$—	$—	$47,787	$47,787

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

(22)    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2011
Total interest income	$12,335	$12,472	$12,536	$12,006	$49,349
Total interest expense	2,721	2,636	2,477	2,274	10,108
Net Interest income	9,614	9,836	10,059	9,732	39,241
Provision for loan losses	2,100	3,345	2,100	2,808	10,353
Net interest income after provision for loan losses	7,514	6,491	7,959	6,924	28,888
Noninterest income	3,071	2,804	2,542	2,998	11,415
Noninterest expense	9,189	8,522	8,329	8,104	34,144
Income tax expense	266	61	500	329	1,156
Net Income	1,130	712	1,672	1,489	5,003
Preferred Stock Dividend and Accretion	319	318	319	320	1,276
Net Income Available to Common Shareholders	811	394	1,353	1,169	3,727
Basic earnings per common share	0.10	0.05	0.17	0.15	0.47
Diluted earnings per common share	0.10	0.05	0.17	0.15	0.47
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2010
Total interest income	$13,293	$12,975	$12,463	$12,641	$51,372
Total interest expense	3,514	3,278	3,091	2,881	12,764
Net Interest income	9,779	9,697	9,372	9,760	38,608
Provision for loan losses	2,109	2,109	2,076	3,931	10,225
Net interest income after provision for loan losses	7,670	7,588	7,296	5,829	28,383
Noninterest income	2,651	2,896	5,044	3,186	13,777
Noninterest expense	8,693	8,958	8,768	9,150	35,569
Income tax expense (benefit)	297	283	842	(196)	1,226
Net Income	1,331	1,243	2,730	61	5,365
Preferred Stock Dividend and Accretion	319	318	320	319	1,276
Net Income (Loss) Available to Common Shareholders	1,012	925	2,410	(258)	4,089
Basic earnings (loss) per common share	0.14	0.12	0.32	(0.03)	0.55
Diluted earnings (loss) per common share	0.14	0.12	0.32	(0.03)	0.55
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2011, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011.

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

LNB Bancorp, Inc.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2011, the Corporation’s internal control over financial reporting was effective.

The Dodd-Frank Act includes a provision that permanently exempts “non-accelerated filers” from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting. Since the Corporation was a non-accelerated filer as of December 31, 2011, it is not required to comply with the requirements of Section 404(b) in this Annual Report on Form 10-K. However, if the market value of the Corporation’s common shares held by non-affiliates equals $75 million or more as of the end of the last day of the Corporation’s most recently completed second quarter, the Corporation will be required to provide an attestation report from its independent registered public accounting firm on the Corporation’s internal control over financial reporting in its Annual Report on Form 10-K for the year in which it equals or exceeds the $75 million threshold.

3.    Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information regarding the executive officers of the Corporation is set forth in Part I of this Form 10-K. Other information required to be included in this Item 10 is incorporated by reference herein from the information about the Corporation’s directors provided in the section captioned “PROPOSAL 1 — Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation’s Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC.

Item 11.	Executive Compensation

The information required to be included in this Item 11 is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required to be included in this Item 12 is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	104,500	$14.42	371,148	(2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05

Total	197,000	$16.11	371,148

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

(2)	Represents shares available for grant under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. The LNB Bancorp, Inc. 2006 Stock Incentive Plan allows for the granting of an aggregate of 600,000 common shares in the form of awards under the plan, no more than 400,000 of which may be granted in the form of stock options and no more than 200,000 of which may be granted in the form of restricted shares.

(3)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options awarded to two current officers under agreements having the same material terms. Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Daniel E. Klimas was granted stock options on February 1, 2005, February 1, 2006, and February 1, 2007 each to purchase 30,000 shares which vested in 10,000 share increments on the first, second and third anniversaries of the date of grant. Frank A. Soltis was granted an option to purchase 2,500 shares on June 27, 2005 which vested on the first year anniversary of the date of grant. Each option expires on the date that is 10 years from the date the option was granted, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. The option holder has up to 12 months following termination of employment due to death or disability to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. Exercise prices for these options are equal to fair market value of the common shares at the date of grant. The stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2005 has an exercise price of $19.17 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2006 has an exercise price of $19.10 per share, the stock option for 30,000 shares awarded to Mr. Klimas on February 1, 2007 has an exercise price of $16.00 per share and the stock option for 2,500 shares awarded to Mr. Soltis has an exercise price of $16.50 per share.

Item 13.	Certain Relationships and Related Transactions

The information required to be included in this Item 13 is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

The information required to be included in this Item 14 is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements included under Item 8.    The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 5, 2012 appear on pages 46 through 82 of this annual report on Form 10-K:

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

(b) The exhibits referenced on the Exhibit Index hereto are filed as part of this report.

Exhibit Index

S-K Reference Number	Exhibit
3(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

3(b)	Certificate of Amendment to the Amended Articles of Incorporation, filed with the Ohio Secretary of State on December 11, 2008. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on December 17, 2008.

3(c)	Certificate of Amendment to Amended Articles of Incorporation, filed with the Ohio Secretary of State on October 25, 2010. Incorporated by reference herein from Exhibit 3.1 of the Corporation’s Form 8-K filed on October 25, 2010.

3(d)	LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation’s Definitive Proxy Statement on Schedule 14A filed March 16, 2007.

4(a)	Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Company, as rights agent, dated October 25, 2010, including the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on October 25, 2010.

4(b)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(c)	Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(d)	Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(e)	Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

4(f)	Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust I, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.2 of the Corporation’s Form 8-K filed on August 6, 2010.

4(g)	First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.3 of the Corporation’s Form 8-K filed on August 6, 2010.

4(h)	Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust II, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.4 of the Corporation’s Form 8-K filed on August 6, 2010.

4(i)	First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.5 of the Corporation’s Form 8-K filed on August 6, 2010.

S-K Reference Number	Exhibit
4(j)	Form of Warrant for Purchase of Shares of Common Stock. Incorporated by reference herein from Exhibit 4.1 of the Corporation’s Form 8-K filed on December 17, 2008.

10(a)*	Form of Stock Appreciation Rights Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation’s Form 8-K filed January 25, 2006.

10(b)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan, as restated. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 8-K filed on December 18, 2009.

10(c)*	Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10(d)*	Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2004.

10(e)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of July 16, 2008. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on July 18, 2008.

10(f)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 12, 2008. Incorporated by reference herein from Exhibit 10(f) to the Corporation’s Form 10-K for the fiscal year ended December 31, 2008.

10(g)*	Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc, dated as of December 15, 2009. Incorporated by reference herein from Exhibit 10.3 of the Corporation’s Form 8-K filed on December 18, 2009.

10(h)	The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

10(i)	Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit 10(a) to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

10(j)	Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc, and The Lorain National Bank dated December 15, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(k)	Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc., and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation’s Form 10-K for the year ended December 31, 2003.

10(l)	Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(m)	Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation’s Form 10-K for the fiscal year ended December 31, 2005.

10(n)*	LNB Bancorp, Inc. 2006 Stock Incentive Plan, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 18, 2009.

S-K Reference Number	Exhibit
10(o)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10. 1 of the Corporation’s Form 1 0-Q for the fiscal quarter ended June 30, 2007.

10(p)	Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation’s Form 10-Q for the fiscal quarter ended June 30, 2007.

10(q)*	Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 6, 2008.

10(r)	Letter Agreement, dated December 12, 2008, between the Corporation and the U.S. Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Series B Preferred Stock and Warrant. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on December 17, 2008.

10(s)*	2009 Management Incentive Plan for Key Executives, as restated. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on November 10, 2009.

10(t)*	Form of Restricted Stock Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed February 25, 2010.

10(u)	Exchange Agreement, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 10.1 of the Corporation’s Form 8-K filed on August 6, 2010.

21.1	Subsidiaries of LNB Bancorp, Inc.

23.1	Consent of Plante & Moran, PLLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of the Chief Executive Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification of the Chief Financial Officer Pursuant to Sections 101(a)(1), 101(c)(5), and 111 of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.

101	Financial statements from the annual report on Form 10-K of LNB Bancorp, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: March 7, 2012	By:	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Daniel E. Klimas Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2012

/s/ Gary J. Elek Gary J. Elek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

/s/ James R. Herrick James R. Herrick	Chairman and Director	March 7, 2012

/s/ Terry D. Goode Terry D. Goode	Vice Chairman and Director	March 7, 2012

/s/ Robert M. Campana Robert M. Campana	Director	March 7, 2012

/s/ J. Martin Erbaugh J. Martin Erbaugh	Director	March 7, 2012

/s/ Lee C. Howley Lee C. Howley	Director	March 7, 2012

/s/ Daniel G. Merkel Daniel G. Merkel	Director	March 7, 2012

/s/ Thomas P. Perciak Thomas P. Perciak	Director	March 7, 2012

/s/ Jeffrey F. Riddell Jeffrey F. Riddell	Director	March 7, 2012

/s/ John W. Schaeffer, M.D. John W. Schaeffer, M.D.	Director	March 7, 2012

/s/ Donald F. Zwilling Donald F. Zwilling	Director	March 7, 2012