Form 10-Q
period 2012-03-31
LNB BANCORP INC
filed 2012-05-11
CIK 737210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of common shares of the registrant outstanding on May 4, 2012 was 7,944,354.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

	March 31, 2012	December 31, 2011
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$37,032	$34,323
Federal funds sold and interest bearing deposits in banks	7,080	6,324

Cash and cash equivalents	44,112	40,647
Securities available for sale, at fair value (Note 5)	231,851	226,012
Restricted stock	5,741	5,741
Loans held for sale	4,462	3,448
Loans:
Portfolio loans (Note 6)	862,220	843,088
Allowance for loan losses (Note 6)	(17,115)	(17,063)

Net loans	845,105	826,025

Bank premises and equipment, net	8,947	8,968
Other real estate owned	1,845	1,687
Bank owned life insurance	18,034	17,868
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	698	731
Accrued interest receivable	3,651	3,550
Other assets	13,066	12,163

Total Assets	$1,199,094	$1,168,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$134,368	$126,713
Savings, money market and interest-bearing demand	380,396	359,977
Time deposits	501,402	504,390

Total deposits	1,016,166	991,080

Short-term borrowings (Note 8)	894	227
Federal Home Loan Bank advances (Note 9)	47,496	42,497
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	1,054	1,118
Accrued expenses and other liabilities	3,185	3,988

Total Liabilities	1,085,033	1,055,148

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at March 31, 2012 and December 31, 2011.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at March 31, 2012 and December 31, 2011.	25,223	25,223
Discount on Series B preferred stock	(98)	(101)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued
8,272,548 shares at March 31, 2012 and 8,210,443 at December 31, 2011.	8,272	8,210
Additional paid-in capital	39,614	39,607
Retained earnings	45,187	44,080
Accumulated other comprehensive income	1,809	2,201
Treasury shares at cost, 328,194 shares at March 31, 2012 and at December 31, 2011.	(6,092)	(6,092)

Total Shareholders’ Equity	114,061	113,274

Total Liabilities and Shareholders’ Equity	$1,199,094	$1,168,422

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,049	$10,516
Securities:
U.S. Government agencies and corporations	1,260	1,477
State and political subdivisions	287	256
Other debt and equity securities	72	72
Federal funds sold and short-term investments	9	14

Total interest income	11,677	12,335
Interest Expense
Deposits	1,631	2,283
Federal Home Loan Bank advances	215	266
Short-term borrowings	—	1
Junior subordinated debentures	176	171

Total interest expense	2,022	2,721

Net Interest Income	9,655	9,614
Provision for Loan Losses (Note 6)	1,900	2,100

Net interest income after provision for loan losses	7,755	7,514
Noninterest Income
Investment and trust services	390	403
Deposit service charges	935	916
Other service charges and fees	748	906
Income from bank owned life insurance	165	174
Other income	342	79

Total fees and other income	2,580	2,478
Securities gains, net (Note 5)	—	412
Gains on sale of loans	347	179
Gain (loss) on sale of other assets	(52)	2

Total noninterest income	2,875	3,071
Noninterest Expense
Salaries and employee benefits	4,111	4,091
Furniture and equipment	832	680
Net occupancy	579	612
Professional fees	495	486
Marketing and public relations	247	271
Supplies, postage and freight	243	272
Telecommunications	173	215
Ohio franchise tax	316	298
FDIC assessments	392	574
Other real estate owned	132	590
Electronic banking expenses	238	209
Loan and collection expense	349	442
Other expense	437	449

Total noninterest expense	8,544	9,189

Income before income tax expense	2,086	1,396
Income tax expense	581	266

Net Income	1,505	1,130
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities’ holding gain (loss) net of taxes	(392)	77
Minimum pension liability adjustment, net of taxes during the period	—	—
Less: reclassification adjustments for securities’ gains realized in net income, net of taxes	$—	$272

Total other comprehensive loss, net of taxes	(392)	(195)

Comprehensive income	$1,113	$935

Dividends and accretion on preferred stock	319	319

Net Income Available to Common Shareholders	$1,186	$811

Net Income Per Common Share (Note 2)
Basic	$0.15	$0.10
Diluted	0.15	0.10
Dividends declared	0.01	0.01
Average Common Shares Outstanding
Basic	7,924,562	7,871,416
Diluted	7,925,890	7,871,432

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
			(Dollars in thousands except share and per share amounts)
Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Net Income					1,130			1,130
Common dividends declared, $.01 per share					(79)			(79)
Preferred dividends and accretion of discount	4				(319)			(315)
Net unrealized gains and losses on securities						(195)		(195)
Share-based compensation				44				44
Restricted shares granted (40,000 shares)	—	—	40	(40)	—	—	—	—

Balance, March 31, 2011	$25,111	$146	$8,213	$39,459	$41,400	$1,812	$(6,092)	$110,049

Balance, January 1, 2012	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					1,505			1,505
Common dividends declared, $.01 per share					(79)			(79)
Preferred dividends and accretion of discount	3				(319)			(316)
Net unrealized gains and losses on securities						(392)		(392)
Share-based compensation				69				69
Restricted shares granted (62,105 shares)	—	—	62	(62)	—	—	—	—

Balance, March 31, 2012	$25,125	$146	$8,272	$39,614	$45,187	$1,809	$(6,092)	$114,061

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Operating Activities
Net income	$1,505	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	2,100
Depreciation and amortization	284	310
Amortization of premiums and discounts	376	337
Amortization of intangibles	33	33
Amortization of loan servicing rights	181	63
Amortization of deferred loan fees	(54)	(98)
Federal deferred income tax expense	197	958
Securities gains, net	—	(412)
Share-based compensation expense	69	44
Loans originated for sale	(24,150)	(21,859)
Proceeds from sales of loan originations	23,483	20,468
Net gain from loan sales	(347)	(179)
Net (gain) or loss on sale of other assets	52	(2)
Net (increase) decrease in accrued interest receivable and other assets	(1,277)	2,357
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(851)	36

Net cash provided by operating activities	1,401	5,286

Investing Activities
Proceeds from sales of available-for-sale securities	—	15,499
Proceeds from maturities of available-for-sale securities	40,681	11,202
Purchase of available-for-sale securities	(47,506)	(40,761)
Net (increase) decrease in loans made to customers	(21,560)	2,184
Proceeds from the sale of other real estate owned	355	954
Purchase of bank premises and equipment	(264)	(18)

Net cash used in investing activities	(28,294)	(10,940)

Financing Activities
Net increase in demand and other noninterest-bearing	7,655	4,228
Net increase in savings, money market and interest-bearing demand	20,419	29,978
Net decrease in certificates of deposit	(2,988)	(11,633)
Net increase (decrease) in short-term borrowings	667	(350)
Proceeds from Federal Home Loan Bank advances	20,000	15,000
Payment of Federal Home Loan Bank advances	(15,001)	(15,003)
Dividends paid	(394)	(393)

Net cash provided by financing activities	30,358	21,827

Net increase in cash and cash equivalents	3,465	16,173

Cash and cash equivalents, January 1	40,647	48,220

Cash and cash equivalents, March 31	$44,112	$64,393

Supplemental cash flow information

Interest paid	$2,056	$2,705
Income taxes paid	100	—
Transfer of loans to other real estate owned	635	1,563

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31 2012, are not necessarily indicative of the results which may be expected for a full year.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of March 31, 2012 and December 31, 2011, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2012 and December 31, 2011, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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

To simplify the process of testing goodwill for impairment for both public and nonpublic entities, on September 15, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value if a reporting unit less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. Prior to the update entities were required to test goodwill for impairment on at least an annual basis. The Corporation tested for goodwill impairment in 2010 and 2009 with no impairment losses recognized. The Corporation early-adopted the ASU in 2011.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,627 and $4,019 at March 31, 2012 and December 31, 2011, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,818 for both March 31, 2012 and December 31, 2011 are included in accumulated other comprehensive income.

In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. This update is effective on a retrospective basis for the quarter ended March 31, 2012. In compliance with the ASU, the Corporation reported comprehensive income in a single continuous statement with all of the components required by ASU 2011-05. The adoption of this guidance did not have an impact on the consolidated financial statements of the Corporation.

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of March 31, 2012, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued.

As of March 31, 2012 and December 31, 2011, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B preferred stock”) have been issued. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. In connection with the Corporation’s sale of $25.2 million of its Series B preferred stock to the U.S. Treasury in conjunction with the TARP Capital Purchase Program, the Corporation also issued to the U.S. Treasury a warrant to purchase 561,343 of its common shares at an exercise price of $6.74.

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

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,924,562	7,871,416
Dilutive effect of stock options	1,328	16
Dilutive effect of common stock warrants	—	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,925,890	7,871,432

Net Income	$1,505	$1,130
Preferred stock dividend and accretion	319	319

Income Available to Common Shareholders	$1,186	$811

Basic Earnings Per Common Share	$0.15	$0.10

Diluted Earnings Per Common Share	$0.15	$0.10

Options for an aggregate of 232,000 common shares and a common stock warrant for 561,343 shares were considered in computing diluted earnings per common share for the three month period ended March 31, 2012. As of March 31, 2012, stock options of 37,500 were considered dilutive and the remaining stock options and stock warrants were antidilutive. Options for an aggregate of 197,000 common shares and a common stock warrant for 561,343 shares were considered in computing diluted earnings per common share for the three month period ended March 31, 2011. As of March 31, 2011, stock options of 2,500 were considered dilutive and the remaining stock options and stock warrants were considered antidilutive.

(3) Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,349 on March 31, 2012 and $690 on December 31, 2011.

(4) Goodwill and Intangible Assets

The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2011, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price—considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment. Therefore, no impairment charge was recognized as of December 31, 2011.

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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	669	636

Carrying value of core deposit intangibles	$698	$731

(5) Securities

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	At March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$53,543	$62	$(188)	$53,417
Mortgage backed securities	112,409	3,701	(302)	115,808
Collateralized mortgage obligations	30,672	703	(73)	31,302
State and political subdivisions	29,732	1,643	(51)	31,324

Total Securities	$226,356	$6,109	$(614)	$231,851

	At December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,762	$120	$(1)	$56,881
Mortgage backed securities	103,624	3,705	(292)	107,037
Collateralized mortgage obligations	29,537	700	—	30,237
State and political subdivisions	30,000	1,901	(44)	31,857

Total Securities	$219,923	$6,426	$(337)	$226,012

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $144,582 and $137,388 at March 31, 2012 and December 31, 2011 respectively.

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

	At March 31, 2012
	(Dollars in thousands)
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$34,406	$34,413
Due from one year to five years	20,390	20,816
Due from five years to ten years	10,707	11,396
Due after ten years	17,772	18,116
Mortgage backed securities and collateralized mortgage obligations	143,081	147,110

	$226,356	$231,851

Realized gains and losses related to securities available-for-sale sold during the three-month periods ended March 31, 2012 and 2011 are as follows:

	March 31,
	2012	2011
	(Dollars in thousands)
Gross realized gains	$—	$412
Gross realized losses	—	—

Net Securities Gains	$—	$412

Proceeds from the sale of available for sale securities	$—	$15,499

The following is a summary of securities that had unrealized losses at March 31, 2012 and December 31, 2011. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At March 31, 2012 there were 15 securities with unrealized losses totaling $614 and at December 31, 2011, the Corporation held 10 securities with unrealized losses totaling $337. Factors that are temporary in nature may result in securities being valued at less than amortized cost. For example, when the current levels of interest rates offered on securities are higher compared to the coupon interest rates on the securities held by the Corporation or when impairment is not due to credit deterioration, securities will be valued at less than amortized cost. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. Government agencies and corporations	$24,617	$(188)	$—	$—	$24,617	$(188)
Mortgage backed securities	27,053	(302)	—	—	27,053	(302)
Collateralized mortgage obligations	5,351	(73)	—		5,351	(73)
State and political subdivisions	3,694	(51)	—	—	3,694	(51)

Total	$60,715	$(614)	$—	$—	$60,715	$(614)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,606	(292)	—	—	25,606	(292)
Collateralized mortgage obligations	—	—	—	—	—	—
State and political subdivisions	3,669	(44)	—	—	3,669	(44)

Total	$39,274	$(337)	$—	$—	$39,274	$(337)

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

Activity in the loan balances and the allowance for loan losses by segment for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial_	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(979)	—	(467)	(403)	(178)	(49)	(2,076)
Recoveries	20	17	67	4	103	17	228
Provision charged to expense	1,896	(841)	643	408	(9)	(197)	1,900

Balance, end of period	$11,651	$585	$1,574	$2,298	$807	$200	$17,115

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,635	$145	$37	$—	$—	$—	$3,817
Collectively evaluated for impairment	8,016	440	1,537	2,298	807	200	13,298

Total ending allowance balance	$11,651	$585	$1,574	$2,298	$807	$200	$17,115

Loans:
Individually evaluated for impairment	$29,328	$592	$1,279	$—	$—	$—	$31,199
Collectively evaluated for impairment	381,453	72,865	59,733	125,298	178,433	13,239	831,021

Total ending loans balance	$410,781	$73,457	$61,012	$125,298	$178,433	$13,239	$862,220

	Three Months Ended March 31, 2011
	Commercial Real Estate	Commercial_	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance, beginning of year	$11,127	$1,317	$805	$1,512	$471	$904	$16,136
Losses charged off	(230)	—	(273)	(345)	(195)	(69)	(1,112)
Recoveries	102	31	4	1	25	28	191
Provision charged to expense	1,004	(197)	390	772	601	(470)	2,100

Balance, end of year	$12,003	$1,151	$926	$1,940	$902	$393	$17,315

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,576	$131	$26	$—	$—	$—	$7,733
Collectively evaluated for impairment	4,427	1,020	900	1,940	902	393	9,582

Total ending allowance balance	$12,003	$1,151	$926	$1,940	$902	$393	$17,315

Loans:
Individually evaluated for impairment	$41,069	$1,249	$2,349	$—	$—	$—	$44,667
Collectively evaluated for impairment	339,384	65,601	66,345	131,119	150,196	13,317	765,962

Total ending loans balance	$380,453	$66,850	$68,694	$131,119	$150,196	$13,317	$810,629

Delinquencies

Management monitors delinquency and potential commercial problem loans. Bank-wide delinquency at March 31, 2012 was 3.8% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.6% and 0.2% of total loans at March 31, 2012, respectively. Bank-wide delinquency at December 31, 2011 was 3.7% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.4% and 0.3% of total loans at December 31, 2011, respectively. Information regarding delinquent loans as of March 31, 2012 and December 31, 2011 is as follows:

Age Analysis of Past Due Loans

as of March 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,159	$284	$19,647	$23,090	$387,691	$410,781	$—
Commercial	250	195	685	1,130	72,327	73,457	—
Residential real estate	446	525	4,250	5,221	55,791	61,012	—
Home equity loans	954	477	1,492	2,923	122,375	125,298	—
Indirect	382	87	65	534	177,899	178,433
Consumer	75	25	16	116	13,123	13,239	—

Total	$5,266	$1,593	$26,155	$33,014	$829,206	$862,220	$—

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

	At March 31, 2012			Three Months Ended March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
With no related allowance recorded:
Commercial real estate	$9,990	$16,811	$—	$9,786
Commercial	364	364	—	287
Residential real estate	1,207	2,184	—	1,449
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	19,339	20,494	3,635	18,567
Commercial	227	701	145	269
Residential real estate	72	72	37	72
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$31,199	$40,626	$3,817	$30,430

	At December 31, 2011			Three Months Ended March 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$4,719
Commercial	386	386	—	534
Residential real estate	1,069	1,897	—	1,528
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	26,937
Commercial	319	794	148	573
Residential real estate	72	72	37	91
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—

Total	$33,592	$43,110	$3,932	$34,382

Nonaccrual loans at March 31, 2012 were $36,870, compared to $34,471 at December 31, 2011. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans On NonAccrual Status
	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$24,100	$21,512
Commercial	944	1,072
Residential real estate	6,972	6,551
Home equity loans	4,090	4,365
Indirect	605	711
Consumer	159	260

Total Nonaccrual Loans	$36,870	$34,471

Percentage of nonaccrual loans to portfolio loans	4.28%	4.09%
Percentage of nonaccrual loans to total assets	3.07%	2.95%

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Included in loans individually evaluated for impairment as of March 31, 2012 are loans with a recorded investment of $3,041, the terms of which were modified in troubled debt restructurings and considered nonaccrual. The Corporation has allocated reserves of $466 for the nonaccrual TDR loans at March 31, 2012. As of December 31, 2011, included in loans individually evaluated for impairment were loans with a recorded investment of $3,099, the terms of which were modified in troubled debt restructurings and considered nonaccrual. The Corporation allocated reserves of $307 for the nonaccrual TDR loans at December 31, 2011. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011 the borrowers had made timely payments of principal and interest on those loans per the modified agreements. Information regarding TDR loans for the year ended March 31, 2012 and December 31, 2011 is as follows:

	For the Three Months Ended March 31, 2012
	(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Commercial Real Estate	5	$3,041

There were no loans modified in a TDR from during the three months ended March 31, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification).

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

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for March 31, 2012 and December 31, 2011:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment in residential real estate, home equity, indirect and consumer loans based on delinquency status as of March 31, 2012 and December 31, 2011:

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	March 31, 2012
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1—Minimal	$—	$111	$—	$—	$—	$—	$111
Grade 2—Modest	—	—	—	—	—	—	—
Grade 3—Better than average	1,613	16	—	—	—	—	1,629
Grade 4—Average	42,504	1,667	235	—	—	—	44,406
Grade 5—Acceptable	321,063	67,277	4,795	—	—	—	393,135

Total Pass Credits	365,180	69,071	5,030	—	—	—	439,281
Grade 6—Special mention	7,285	3,350	154	—	—	—	10,789
Grade 7—Substandard	38,316	1,036	1,825	—	—	—	41,177
Grade 8—Doubtful	—	—	—	—	—	—	—
Grade 9—Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	410,781	73,457	7,009	—	—	—	491,247
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	49,864	122,375	177,899	13,123	363,261
30-59 days past due loans not internally risk graded	—	—	446	954	382	75	1,857
60-89 days past due loans not internally risk graded	—	—	525	477	87	25	1,114
90+ days past due loans not internally risk graded	—	—	3,168	1,492	65	16	4,741

Total loans not internally credit risk graded	—	—	54,003	125,298	178,433	13,239	370,973

Total loans internally and not internally credit risk graded	$410,781	$73,457	$61,012	$125,298	$178,433	$13,239	$862,220

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	December 31, 2011
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1—Minimal	$—	$3,157	$—	$—	$—	$—	$3,157
Grade 2—Modest	—	—	—	—	—	—	—
Grade 3—Better than average	1,602	19	—	—	—	—	1,621
Grade 4—Average	44,527	5,322	237	—	—	—	50,086
Grade 5—Acceptable	278,458	63,880	4,835	—	—	—	347,173

Total Pass Credits	324,587	72,378	5,072	—	—	—	402,037
Grade 6—Special mention	16,390	2,947	157	—	—	—	19,494
Grade 7—Substandard	40,875	1,245	1,830	—	—	—	43,950
Grade 8—Doubtful	—	—	—	—	—	—	—
Grade 9—Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	381,852	76,570	7,059	—	—	—	465,481
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,276	123,169	179,230	12,924	368,599
30-59 days past due loans not internally risk graded	—	—	545	1,942	664	131	3,282
60-89 days past due loans not internally risk graded	—	—	1,172	181	71	12	1,436
90+ days past due loans not internally risk graded	—	—	2,472	1,666	124	28	4,290

Total loans not internally credit risk graded	—	—	57,465	126,958	180,089	13,095	377,607

Total loans internally and not internally credit risk graded	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

*	Residential loans with an internal commercial credit risk grade include loans that are secured by non owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.

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

(7) Deposits

Deposit balances at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Demand and other noninterest-bearing	$134,368	$126,713
Interest checking	164,937	151,894
Savings	108,270	102,440
Money market accounts	107,189	105,643
Consumer time deposits	412,740	424,870
Public time deposits	88,662	79,520

Total deposits	$1,016,166	$991,080

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $248,414 and $241,217 at March 31, 2012 and December 31, 2011, respectively.

The contractual maturities of certificates of deposits for each of the next five years and thereafter are as follows:

March 31, 2012
(Dollars in thousands)
2012	$328,619
2013	101,201
2014	34,656
2015	18,807
2016	18,119

Total	$501,402

(8) Short-Term Borrowings

The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2012, the Bank had pledged approximately $86,319 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,159. No amounts were outstanding at March 31, 2012 or December 31, 2011. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of March 31, 2012 and December 31, 2011.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at March 31, 2012 and December 31, 2011 were $894 and $227, respectively. The interest rate paid on these borrowings was 0.15% at March 31, 2012 and December 31, 2011. No Federal Funds were purchased as of March 31, 2012 and December 31, 2011.

(9) Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $47,496 and $42,497 at March 31, 2012 and December 31, 2011, respectively. All advances are bullet maturities with no call features. At March 31, 2012, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $73,512 and $29,592, respectively. The maximum borrowing capacity of the Bank at March 31, 2012 was $59,966 with unused collateral borrowing capacity of $10,942. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit as of March 31, 2012 and December 31, 2011.

Maturities of FHLB advances outstanding at March 31, 2012 and December 31, 2011 are as follows.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Maturities January 2011 through February 2011, with fixed rates ranging from 3.17% to 3.67%	$—	$—
Maturity January 2012, fixed rate 2.37%	—	15,000
Maturities January 2014 through August 2014, with fixed rates ranging from 2.06% to 3.55%	14,996	15,027
Maturities January 2015 and July 2015, with fixed rates ranging from 0.80% to 4.76%	32,500	12,470

Total FHLB advances	$47,496	$42,497

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

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2012 were 1.95% and 6.64% for Trust I and Trust II, respectively. At March 31, 2012 and December 31, 2011, accrued interest payable for Trust I was $7 and $7 and for Trust II was $23 and $24, respectively.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At March 31, 2012, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

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

A summary of the contractual amount of commitments at March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit	$75,131	$92,128
Home equity lines of credit	80,251	78,410
Standby letters of credit	8,335	8,145

Total	$163,717	$178,683

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

•

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of March 31, for each year presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

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

•

The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2012 and December 31, 2011.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying value approximates fair value. For short-term financial assets such as cash and due from banks, Federal funds sold, interest bearing deposits in other banks, loans held for sale and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For financial liabilities such as demand, savings and money market accounts, short-term borrowings and accrued interest payable, the carrying value is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Financial Instruments-Assets
Portfolio loans, net	$845,105	$845,852	$—	$845,852	$—
Financial Instruments-Liabilities
Certificates of deposit	501,402	505,953	—	505,953	—
Federal Home Loan Bank advances	47,496	48,695	—	48,695	—
Junior subordinated debentures	16,238	16,238	—	16,238	—

December 31, 2011
Financial Instruments-Assets
Portfolio loans, net	$826,025	$825,662	$—	$825,662	$—
Financial Instruments-Liabilities
Certificates of deposit	504,390	509,449	—	509,449	—
Federal Home Loan Bank advances	42,497	43,824	—	43,824	—
Junior subordinated debentures	16,238	16,130	—	16,130	—

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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

Description	Fair Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$53,417	$—	$53,417	$—
Mortgage backed securities	115,808	—	115,808	—
Collateralized mortgage obligations	31,302	—	31,302	—
State and political subdivisions	31,324	—	31,324	—

Total	$231,851	$—	$231,851	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,881	$—	$56,881	$—
Mortgage backed securities	107,037	—	107,037	—
Collateralized mortgage obligations	30,237	—	30,237	—
State and political subdivisions	31,857	—	31,857	—

Total	$226,012	$—	$226,012	$—

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

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and or from independent brokers.

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011:

March 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$31,199	$31,199
Other real estate	—	—	1,845	1,845

Total assets at fair value on a nonrecurring basis	$—	$—	$33,044	$33,044

December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$33,592	$33,592
Other real estate	—	—	1,687	1,687

Total assets at fair value on a nonrecurring basis	$—	$—	$35,279	$35,279

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

(13) Share-Based Compensation

A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006. Awards granted under this Plan as of December 31, 2011 were stock options granted in 2007, 2008, 2009 and 2012 and long-term restricted shares issued in 2010, 2011 and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.

Stock Options

The expense recorded for stock options was $1 and $0 for the first three months of 2012 and 2011, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2012
Risk free interest rate	1.27%
Dividend yield	3.38%
Volatility	33.00%

The weighted-average fair value of options granted in 2012 was $5.39.

Options outstanding at March 31, 2012 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	9.66	1,667	$5.34
$14.47-$15.34	82,000	5.85	82,000	14.47
$15.35-$16.50	52,500	4.96	52,500	15.78
$16.51-$19.10	30,000	3.84	30,000	19.10
$19.11-$19.17	30,000	2.84	30,000	19.17

Outstanding at end of period	232,000	5.62	196,167	$16.17

A summary of the status of stock options at March 31, 2012 and March 31, 2011 and changes during the three months then ended is presented in the table below:

	2012		2011
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	197,000	$16.12	197,000	$16.12
Granted	35,000	5.39	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	232,000	$14.50	197,000	$16.12

Exercisable at end of period	196,167	$16.17	195,334	$16.22

There were no options exercised during the first three months of 2012, therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding at March 31, 2012 was $58.

A summary of the status of nonvested stock options at March 31, 2012 is presented in the table below:

	Nonvested Shares	Weighted Average Exercise Price per share
Nonvested at January 1, 2012	833	$5.34
Granted	35,000	5.39
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2012	35,833	$5.39

Restricted Shares

In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.39 per share. In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which were forfeited by the recipients due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. In 2010, the Corporation issued 86,852 long-term restricted shares at a weighted average market price of $4.42 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the three months ended March 31, 2012 and 2011 was $66 and $44, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at March 31, 2012 is presented in the table below:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	124,252	$4.68
Granted	62,105	5.39
Forfeited or expired	—	—
Vested	(33,749)	4.35

Nonvested at March 31, 2012	152,608	$5.04

Stock Appreciation Rights (“SARs”)

In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the three months ended March 31, 2012 and March 31, 2011 was $2 and $0, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2012. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2011 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.

Net income was $1,505 for the first quarter of 2012 in comparison to $1,130 for the first quarter of 2011. Net income available to common shareholders was $1,186 or $0.15 per diluted common share. This compares to net income available to common shareholders of $811 or $0.10 per diluted common share for the first quarter of 2011.

For the first quarter 2012, net interest income totaled $9,655 compared to $9,614 for the first quarter of 2011. Net interest income on a fully taxable equivalent (FTE) basis for the first quarter of 2012 was $9,810, a 0.7% increase compared with $9,739 for the first quarter of 2011. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.61% for the three months ended March 31, 2012 compared to 3.63% for the three months ended March 31, 2011. This decrease is mainly attributable to the lower interest rate environment which continues to reduce the Corporation’s yield on its investment portfolio and as a result, negatively impacts the net interest margin.

The provision for loan losses was $1,900 for the quarter ended March 31, 2012 compared to $2,100 for March 31, 2011.

Noninterest income, which is traditionally weak in the first quarter, totaled $2,875 compared to $3,071 for the first quarter of 2011. Other fees, which include ATM fees and merchant/debit card fees, declined year over year as well as investment and trust services income. Service charges on deposits for the first quarter of 2012 marginally increased $19 despite new federal regulations impacting certain bank overdraft fees and charges. No sales of securities were recorded in the first quarter of 2012 compared to a gain of $412 recorded for the first quarter of 2011. Gains on the sale of loans increased $168, or 93.8%, compared to the first quarter of 2011.

Noninterest expense was $8,544 for the first quarter of 2012, compared to $9,189 for the first quarter of 2011, a decrease of $645, or 7.0%. The decline in expenses related to credit administration and other real estate owned accounted for $551 of this decrease. The efficiency ratio, which is the measure of cost to generate revenue, decreased from 71.73% in the first quarter of 2011 to 67.36% in the first quarter of 2012.

During the first quarter of 2012, loan demand increased as total portfolio loans ended the quarter at $862,220, a 2.3% increase compared to $843,088 at December 31, 2011. Total assets for the first quarter ended at $1,199,094 compared to $1,168,422 at the end of 2011. Total deposits grew to $1,016,166 at the end of the first quarter of 2012, up from $991,080 at December 31, 2011. The growth in deposits came in the form of core deposits which improved liquidity while reducing costs.

The Corporation is continuing its efforts to reduce the level of problem loans and their associated costs. The Corporation’s non-performing loans totaled $36,870, or 4.28% of total loans, a slight increase from $34,471, or 4.09% of total loans at December 31, 2011.

The allowance for possible loan losses was $17,115 at March 31, 2012 compared to $17,063 at December 31, 2011 equaling 1.98% of total loans compared to 2.02% at December 31, 2011. Annualized net charge-offs to average loans for the quarter ending March 31, 2012 was 0.87% compared to actual net charge-offs to average loans of 1.14% for the year ended December 31, 2011.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed average balance sheets for the three months ended March 31, 2012 and 2011. Rates are computed on a tax equivalent basis. Nonaccrual loans and loans held for sale are included in the average loan balances.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$190,919	$1,261	2.66%	$199,582	$1,477	3.00%
State and political subdivisions	31,913	411	5.17	24,410	369	6.13
Federal funds sold and short-term investments	8,681	9	0.40	43,312	14	0.13
Restricted stock	5,741	72	5.04	5,741	72	5.09
Commercial loans	475,502	5,856	4.95	448,182	5,837	5.28
Residential real estate loans	54,588	721	5.32	64,662	914	5.73
Home equity lines of credit	107,313	1,047	3.92	109,354	1,067	3.96
Installment loans	218,961	2,455	4.51	193,837	2,710	5.67

Total Earning Assets	$1,093,618	$11,832	4.35%	$1,089,080	$12,460	4.64%

Allowance for loan loss	(17,169)			(16,477)
Cash and due from banks	33,641			17,132
Bank owned life insurance	17,926			17,206
Other assets	48,438			53,910

Total Assets	$1,176,454			$1,160,851

Liabilities and Shareholders’ Equity
Consumer time deposits	$418,450	$1,396	1.34%	$468,893	$2,012	1.74%
Public time deposits	84,775	99	0.47	66,688	76	0.46
Money market accounts	104,896	54	0.21	97,954	85	0.35
Savings deposits	104,690	33	0.13	93,064	38	0.17
Interest-bearing demand	156,296	49	0.13	143,797	71	0.20
Short-term borrowings	545	—	0.15	905	1	0.25
FHLB advances	47,057	215	1.84	42,500	267	2.54
Trust preferred securities	16,325	176	4.34	16,321	171	4.24

Total Interest-Bearing Liabilities	$933,034	$2,022	0.87%	$930,122	$2,721	1.19%

Noninterest-bearing deposits	124,732			116,062
Other liabilities	4,532			4,589
Shareholders’ Equity	114,156			110,078

Total Liabilities and
Shareholders’ Equity	$1,176,454			$1,160,851

Net interest Income (FTE)		$9,810	3.61%		$9,739	3.63%
Taxable Equivalent Adjustment		(155)	(0.05)		(125)	(0.05)

Net Interest Income Per
Financial Statements		$9,655			$9,614

Net Yield on Earning Assets			3.55%			3.58%

Results of Operations

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 77.1% of the Corporation’s revenues for the three months ended March 31, 2012. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income was $9,655 for the first quarter of 2012 compared to $9,614 during the same quarter of 2011. Adjusting for tax-exempt income, net interest income FTE for the first quarter of 2012 and 2011 was $9,810 and $9,739, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.61% for the three months ended March 31, 2012 compared to 3.63% for the three months ended March 31, 2011.

Average earning assets for the first quarter of 2012 were $1,093,618, an increase of $4,538 or 0.4% compared to the same quarter of last year at $1,089,080. The yield on average earning assets reflected a favorable change in the mix of earning assets. The yield on average assets totaled 4.35% in the first quarter of 2012 compared to 4.64% for the same period a year ago. The yield on average loans during the first quarter of 2012 was 4.71%, which was 45 basis points lower than the yield on average loans during the first quarter of 2011 of 5.16%. Interest income from securities was $1,672 (FTE) for the three months ended March 31, 2012, compared to $1,846 during the first quarter of 2011. The yield on average securities was 3.02% and 3.34% for these periods, respectively.

The cost of interest-bearing liabilities was 0.87% during the first quarter of 2012 compared to 1.19% during the same period in 2011. This decrease is primarily due to an improved deposit mix with noninterest bearing accounts of $124,732, increasing 7.5% when compared to the same period a year ago. Total average interest-bearing liabilities for the quarter ended March 31, 2012 increased $2,912, or 0.3%, compared to March 31, 2011. Average core deposits for the quarter ended March 31, 2012 increased $7,381, or 0.7%, compared to the same period of 2011. The average cost of trust preferred securities was 4.34% for the first quarter of 2012, compared to 4.24% for the first quarter of 2011. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48% which was 1.95% as of March 31, 2012.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2012 and March 31, 2011. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense in 2012 over 2011
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(57)	$(159)	$(216)
State and political subdivisions	97	(55)	42
Federal funds sold and interest-bearing deposits in banks	(24)	19	(5)
Restricted stock	—	—	—
Commercial loans	335	(316)	19
Residential real estate loans	(133)	(60)	(193)
Home equity lines of credit	(20)	—	(20)
Installment loans	282	(537)	(255)

Total Interest Income	480	(1,108)	(628)

Consumer time deposits	(168)	(448)	(616)
Public time deposits	21	2	23
Money market accounts	4	(35)	(31)
Savings deposits	4	(9)	(5)
Interest bearing demand	4	(26)	(22)
Short-term borrowings	—	(1)	(1)
FHLB advances	21	(73)	(52)
Trust preferred securities	—	5	5

Total Interest Expense	(114)	(585)	(699)

Net Interest Income (FTE)	$594	$(523)	$71

Net interest income (FTE) for the first quarter 2012 and 2011 was $9,810 and $9,739, respectively. Interest income (FTE) for the first quarter of 2012 decreased $628 in comparison to the same period in 2011. This decrease is primarily attributable to an increase of $480 due to volume, offset by a $1,108 decrease due to rate. Interest income on securities of U.S. Government agencies and corporations decreased $216, of which $159 is attributable to rate. Lower market interest rates have increased the number of agency securities being called. In addition, federal programs promoting the refinance of residential mortgages have increased paydowns on mortgage-backed securities, resulting in the reinvestment of funds at lower market interest rates.

Interest income on commercial loans increased $19. Increasing loan demand was offset by the sustained low interest rate environment as evidenced by the increase attributable to volume of $335 offset by a decrease of $316 attributable to rate. The $193 decrease in interest income on real estate mortgage loans was primarily attributable to a decline in average loan balances as a result of refinancing experienced in the portfolio and the Corporation’s practice of selling new mortgage production into the secondary market. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $537 of the change in interest due to rate, offset by an increase in volume of $282.

The $616 decrease in consumer time deposits was due primarily to lower market interest rates as existing accounts continue to renew at favorable lower market interest rates. Total interest expense decreased $699, with the decrease being attributable to a $585 decrease due to rate and a decrease due to volume of $114. Overall, the total increase in net interest income (FTE) of $71 was mainly attributable to an increase in volume of $594 and a decrease of $523 due to rate which is the difference between interest income and interest expense.

Noninterest Income

Table 3: Details on Noninterest Income

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Investment and trust services	$390	$403
Deposit service charges	935	916
Electronic banking fees	748	906
Income from bank owned life insurance	165	174
Other income	342	79

Total fees and other income	2,580	2,478

Gain on sale of securities	—	412
Gain on sale of loans	347	179
Gains (losses) on sale of other assets	(52)	2

Total noninterest income	$2,875	$3,071

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011 Noninterest Income Comparison

Total fees and other income for the three months ended March 31, 2012 was $2,580, a decrease of $102, or 4.1%, over the same period of 2011. Income earned on investment and trust services declined $13 compared to the prior period. Deposit service charges increased $19 despite new regulations regarding overdrafts. This marginal increase was offset by a $158 decrease in electronic banking fees when compared to a year ago. Other income increased $263 over the same period of 2011. Included in other income for March 31, 2012 is a $250 one-time signing bonus received from a third party service provider.

No sales of securities were recorded in the first quarter of 2012 compared to a gain of $412 recorded for the first quarter of 2011. Gains on the sale of loans increased $168, or 94.0%, compared to the first quarter of 2011. A total of $10,308 residential mortgage loans were sold during the first quarter of 2012 compared to $9,767 for first quarter 2011, an increase of 5.5%. Sales of bank owned property resulted in a loss of $52 during the first three months of 2012 compared to a gain of $2 for the prior period.

Noninterest Expense

Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Salaries and employee benefits	$4,111	$4,091
Furniture and equipment	832	680
Net occupancy	579	612
Professional fees	495	486
Marketing and public relations	247	271
Supplies, postage and freight	243	272
Telecommunications	173	215
Ohio Franchise tax	316	298
FDIC Assessments	392	574
Other real estate owned	132	590
Electronic banking expenses	238	209
Loan and Collection Expense	349	442
Other expense	437	449

Total noninterest expense	$8,544	$9,189

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011 Noninterest Expense Comparison

Noninterest expense for the first quarter of 2012 decreased $645, or 7.0%, compared to the same period of 2011. The decline in noninterest expense was mainly attributable to lower credit administration and other estate owned expenses which decreased by $551, or 53.4%, compared to the first quarter of 2012. FDIC assessments also declined relative to the first quarter of 2011 by $182 or 31.71%, due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Furniture and equipment increased $152, or 22.4%, mainly as a result of required maintenance to the Corporation’s automated teller machines to be compliant with new banking regulations as well as costs associated with a system enhancement scheduled to be completed during the second quarter of 2012.

Income taxes

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011 Income Taxes Comparison

The Corporation recognized income tax expense of $581 and $266 for the first quarter of 2012 and 2011, respectively. The Corporation’s effective tax rate increased to 27.85% for March 31, 2012 from 19.05% for March 31, 2011, mainly as a result of the Corporation’s lower new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank. The new market tax credit is utilized by the Corporation based on a schedule of eligible qualified investments and contributes to a lower effective tax rate in comparison to the Corporation’s Federal statutory tax rate of 34%. Included in net income for the three months ended March 31, 2012 and March 31, 2011 was $472 and $413 of nontaxable income, comprised of $134 and $142 related to life insurance policies and $338 and $271 of tax-exempt investment and loan interest income, respectively. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Financial Condition

Overview

The Corporation’s assets at March 31, 2012 were $1,199,094 compared to $1,168,422 at December 31, 2011. This is an increase of $30,672, or 2.6%, which is primarily attributable to an increase in portfolio loans of $19,132, or 2.3%, from December 31, 2011. Total deposits at March 31, 2012 were $1,016,166 compared to $991,080 at December 31, 2011. The growth in deposits primarily came in the form of core deposits which generally tends to improve liquidity while reducing costs.

Securities

The composition of the Corporation’s securities portfolio at March 31, 2012 and December 31, 2011 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. Total securities increased $5,839, or 2.6%, compared to December 31, 2011, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. As of March 31, 2012 the portfolio was comprised of 97.6% available for sale securities and 2.4% restricted stock. Available for sale securities were comprised of 23.0% U.S. Government agencies, 50.0% U.S. agency mortgage backed securities, 13.5% U.S. agency collateralized mortgage obligations and 13.5% municipal securities. At March 31, 2012, the available for sale securities had a net temporary unrealized gain of $5,495, representing 2.4% of the total amortized cost of the Corporation’s available for sale securities.

Loans

The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides detail by loan segment.

Table 5: Details on Loan Balances

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$410,781	$381,852
Commercial	73,457	76,570
Residential real estate	61,012	64,524
Home equity loans	125,298	126,958
Indirect	178,433	180,089
Consumer	13,239	13,095

Total Loans	862,220	843,088
Allowance for loan losses	(17,115)	(17,063)

Net Loans	$845,105	$826,025

Total portfolio loans at March 31, 2012 were $862,220, an increase of $19,132 from December 31, 2011. The Corporation significantly increased its portfolio of commercial real estate loans during the first three months of 2012, mainly as a result of its decision to hire and retain experienced commercial lenders. Commercial real estate loans increased by $28,929, or 7.6%, compared to December 31, 2011. Substantially all other loan categories marginally declined in comparison to December 31, 2011. Commercial loans decreased by $3,113, or 4.1%, indirect loans decreased by $1,656, or 0.9%, compared to December 31, 2011. With the continued lower interest rate environment and reduced property values, real estate mortgage and home equity loans continued to decline. Real estate mortgage and home equity loans declined $3,512 and $1,660, respectively, compared to December 31, 2011. Consumer loans did not change significantly compared to December 31, 2011.

At March 31, 2012, commercial and commercial real estate loans represented 56.2% of total portfolio loans. Real estate mortgages and home equity loans comprise 7.1% and 14.5% of total portfolio loans, respectively. Indirect and consumer loans were 20.7% and 1.5% of total portfolio loans, respectively. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.

Loans held for sale, and not included in portfolio loans, were $4,462 at March 31, 2012. Mortgage loans held for sale and indirect loans held for sale accounted for $3,559 and $903 of this amount, respectively. The Corporation has a practice of retaining the servicing rights on loans that are sold.

Expected cash flow and interest rate information for total loans is presented in the following table:

Table 6: Cash Flow and Interest Rate Information for Loans:

March 31, 2012
Due in one year or less	$249,288
Due after one year but within five years	347,822
Due after five years	265,110

Totals	$862,220

Due after one year with a predetermined fixed interest rate	$531,485
Due after one year with a floating interest rate	81,447

Totals	$612,932

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 7 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month period ended March 31, 2012 and 2011.

Table 7: Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Balance at beginning of period	$17,063	$16,136
Charge-offs:
Commercial real estate	979	230
Commercial	—	—
Real estate mortgage	467	273
Home equity loans	403	345
Indirect	178	195
Consumer	49	69

Total charge-offs	2,076	1,112

Recoveries:
Commercial real estate	20	102
Commercial	17	31
Real estate mortgage	67	4
Home equity loans	4	1
Indirect	103	25
Consumer	17	28

Total Recoveries	228	191

Net Charge-offs	1,848	921

Provision for loan losses	1,900	2,100
Balance at end of period	$17,115	$17,315

Loans outstanding at end of period	$862,220	$810,629

Allowance for loan losses as a percent of loans outstanding at the end of the period	1.98%	2.14%
Average Loans Outstanding	$856,364	$810,971

Annualized ratio to average loans:
Net Charge-offs	0.87%	0.46%
Provision for loan losses	0.89%	1.05%

The allowance for loan losses at March 31, 2012 was $17,115, or 1.98%, of outstanding loans, compared to $17,315, or 2.14%, of portfolio loans at March 31, 2011 and $17,063, or 2.02%, of outstanding loans at December 31, 2011.

The provision for loan losses for the quarter ended March 31, 2012 was $1,900 compared to provision for loan losses of $2,100 one year ago. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has shifted from 45% general reserves and 55% specific reserves at March 31, 2011 to 78% general reserves and 22% specific reserves at March 31, 2012. General reserves as of March 31, 2012 totaled $13,298 compared to $9,582 at March 31, 2011.

Net charge-offs for the three months ended March 31, 2012 were $1,848, compared to $921 for the three months ended March 31, 2011. Annualized net charge-offs as a percent of average loans for the first quarter of 2012 was 0.87% compared to 0.46% for the same period in 2011. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less estimated costs to sell. Given the current real estate market, valuations continue to show declines that are reflected in the lower appraised values and are a major component of the net charge-offs when the underlying collateral is the primary source of repayment for commercial and commercial real estate loans. Net charge-offs related to real estate and home equity loans continue to be impacted by increased bankruptcies and foreclosure proceedings as well as higher loan-to-value ratios which are primarily the result of declining market values.

The provision for loan losses for the three month period ended March 31, 2012 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings. Refer to Note 6, Loans and Allowance for Loan Losses, for additional information.

Deposits

Table 8: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Demand deposits	$124,732	$125,068	0.00%	0.00%
Interest checking	156,296	151,077	0.13	0.14%
Savings deposits	104,690	101,586	0.13	0.16%
Money Market Accounts	104,896	100,903	0.21	0.23%
Consumer time deposits	418,450	432,755	1.34	1.46%
Public time deposits	84,775	79,716	0.47	0.45%

Total Deposits	993,839	991,105	0.75	0.73%
Short-term borrowings	545	565	0.15	0.15%
FHLB borrowings	47,057	42,606	1.84	2.46%
Junior subordinated debentures	16,325	16,323	4.34	4.25%

Total borrowings	63,927	59,494	2.46	2.92%

Total funding	$1,057,766	$1,050,599	0.87%	0.86%

Average deposits for the three months ended March 31, 2012 were $993,839 compared to average deposits of $991,105 for the three months ended December 31, 2011. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of March 31, 2012, the Corporation had $894 of short-term borrowings. There were no federal funds purchased at March 31, 2012 and December 31, 2011. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $47,496 and junior subordinated debentures related to trust preferred securities of $16,238. Federal Home Loan Bank advances were $42,497 at December 31, 2011. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.

Regulatory Capital

The Corporation continued to maintain an appropriate capital position. Total shareholders’ equity was $114,061 at March 31, 2012. This is an increase of 0.69% over December 31, 2011. For the three months ended March 31, 2012, total shareholders’ equity was increased by net income of $1,505 and $69 for share-based compensation. Factors decreasing shareholders’ equity were cash dividends payable to common shareholders in the amount of $79, cash dividends payable to preferred shareholders in the amount of $319 including accretion of discount and a $392 decrease in accumulated other comprehensive income resulting from a decrease in the fair value of available for sale securities. The Corporation held 328,194 shares of common stock as treasury stock at March 31, 2012, at a cost of $6,092.

The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At March 31, 2012 and December 31, 2011, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that these are then accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the first quarter of 2012.

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

The Corporation does not believe that off-balance sheet arrangements will have a material impact on its liquidity or capital resources. See Note 11 to the Consolidated Financial Statements for further detail.

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

Goodwill

During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. The Corporation tested for goodwill impairment in 2010 and 2009 with no impairment losses recognized. The Corporation early-adopted the ASU in 2011.

New Accounting Pronouncements

Management is not aware of any proposed regulations or current recommendations by the Financial Accounting Standards Board or by regulatory authorities, which, if they were implemented, would have a material effect on the liquidity, capital resources, or operations of the Corporation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

RISK ELEMENTS

Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures, for a bank holding company, are credit, operational, interest rate, market, and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Fraud, legal and compliance issues, processing errors, technology and the related disaster recovery, and breaches in business continuation and internal controls are types of operational risks. Changes in interest rates affecting net interest income are considered interest rate risks. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives are adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available-for-sale securities, credit spreads and commodity prices. The inability to fund obligations due to investors, borrowers or depositors is liquidity risk. For the Corporation, the dominant risks are market, credit and liquidity risk.

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

Nonperforming Assets

Total nonperforming assets consist of nonperforming loans, loans which gave been restructured and other foreclosed assets. As such, a loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The classification of restructured loans involves the deterioration of a borrower’s financial ability leading to original terms being favorably modified or either principal or interest being forgiven.

Table 9 sets forth nonperforming assets at March 31, 2012 and December 31, 2011.

Table 9: Nonperforming Assets

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$24,100	$21,512
Commercial	944	1,072
Residential real estate	6,972	6,551
Home equity loans	4,090	4,365
Indirect	605	711
Consumer	159	260

Total nonperforming loans	36,870	34,471

Other foreclosed assets	1,845	1,687

Total nonperforming assets	$38,715	$36,158

Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming loans	46.42%	49.50%

The Corporation continues to aggressively manage credit quality and has made steady progress managing problem loans. Nonperforming loans at March 31, 2012 were $36,870 compared to $34,471 at December 31, 2011, an increase of $2,399. Of this total, commercial real estate loans were $24,100 or 65.4% of total nonperforming loans compared to $21,512 or 62.4% of total nonperforming loans at December 31, 2011. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.

Management monitors delinquency and potential problem loans. Bank-wide delinquency at March 31, 2012 was 3.8% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.6% and 0.2% of total loans at March 31, 2012, respectively.

Other foreclosed assets were $1,845 as of March 31, 2012 compared to $1,687 at December 31, 2011. The $1,845 is comprised of $1,274 in residential properties and $571 in commercial real estate properties. This compares to $902 in residential properties and $785 in commercial real estate properties as of December 31, 2011.

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

Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at March 31, 2012, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $1,216, or 3.2%, and in a -200 basis point shock, net interest income would decrease $2,318, or 6.1%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.

The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the Corporation’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the Corporation’s interest rate risk exposure. At March 31, 2012, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 10.8% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 5.2%.

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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $75,466 at March 31, 2012.

ITEM 4. Controls and Procedures

The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation’s motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation’s Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court’s decision granting a permanent injunction to the Sixth Circuit. The Corporation filed a motion to dismiss the appeal, which remains pending in the Sixth Circuit. The District Court has stayed all proceedings pending resolution of the matter in the Sixth Circuit.

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation to the U.S. Treasury in December 2008 in conjunction with the TARP Capital Purchase Program as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that these are then accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. As of March 31, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the first quarter of 2012.

Item 6. Exhibits.

(a)	The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: May 11, 2012	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.