Form 10-Q
period 2012-06-30
LNB BANCORP INC
filed 2012-08-13
CIK 737210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of common shares of the registrant outstanding on August 13, 2012 was 7,944,354.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$37,449	$34,323
Federal funds sold and interest bearing deposits in banks	19,170	6,324

Cash and cash equivalents	56,619	40,647
Securities available for sale, at fair value (Note 5)	228,788	226,012
Restricted stock	5,741	5,741
Loans held for sale	1,207	3,448
Loans:
Portfolio loans (Note 6)	867,459	843,088
Allowance for loan losses (Note 6)	(17,300)	(17,063)

Net loans	850,159	826,025

Bank premises and equipment, net	9,308	8,968
Other real estate owned	1,506	1,687
Bank owned life insurance	18,202	17,868
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	664	731
Accrued interest receivable	3,604	3,550
Other assets	10,565	12,163

Total Assets	$1,207,945	$1,168,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$143,778	$126,713
Savings, money market and interest-bearing demand	383,685	359,977
Time deposits	496,090	504,390

Total deposits	1,023,553	991,080

Short-term borrowings (Note 8)	827	227
Federal Home Loan Bank advances (Note 9)	47,495	42,497
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	1,007	1,118
Accrued expenses and other liabilities	3,288	3,988

Total Liabilities	1,092,408	1,055,148

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at June 30, 2012 and December 31, 2011.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at June 30, 2012 and December 31, 2011.	25,223	25,223
Discount on Series B preferred stock	(94)	(101)
Warrant to purchase common stock	146	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,272,548 shares at June 30, 2012 and 8,210,443 at December 31, 2011.	8,272	8,210
Additional paid-in capital	39,689	39,607
Retained earnings	46,227	44,080
Accumulated other comprehensive income	2,166	2,201
Treasury shares at cost, 328,194 shares at June 30, 2012 and at December 31, 2011.	(6,092)	(6,092)

Total Shareholders’ Equity	115,537	113,274

Total Liabilities and Shareholders’ Equity	$1,207,945	$1,168,422

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$10,194	$10,523	$20,243	$21,039
Securities:
U.S. Government agencies and corporations	1,281	1,612	2,541	3,089
State and political subdivisions	291	257	578	513
Other debt and equity securities	69	71	141	143
Federal funds sold and interest on deposits in banks	10	9	19	23

Total interest and dividend income	11,845	12,472	$23,522	24,807
Interest Expense
Deposits	1,527	2,204	3,158	4,487
Federal Home Loan Bank advances	212	261	427	527
Short-term borrowings	—	1	—	2
Junior subordinated debentures	173	170	349	341

Total interest expense	1,912	2,636	3,934	5,357

Net Interest Income	9,933	9,836	19,588	19,450
Provision for Loan Losses (Note 6)	1,667	3,345	3,567	5,445

Net interest income after provision for loan losses	8,266	6,491	16,021	14,005
Noninterest Income
Investment and trust services	425	470	815	873
Deposit service charges	929	1,000	1,864	1,916
Other service charges and fees	804	819	1,552	1,725
Income from bank owned life insurance	169	175	334	349
Other income	58	41	400	120

Total fees and other income	2,385	2,505	4,965	4,983
Securities gains, net	—	88	—	500
Gains on sale of loans	205	238	552	417
Loss on sale of other assets, net	(47)	(27)	(99)	(25)

Total noninterest income	2,543	2,804	5,418	5,875
Noninterest Expense
Salaries and employee benefits	3,894	4,072	8,005	8,163
Furniture and equipment	877	798	1,709	1,478
Net occupancy	554	588	1,133	1,200
Professional fees	564	445	1,059	931
Marketing and public relations	395	275	642	546
Supplies, postage and freight	265	289	508	561
Telecommunications	172	169	345	384
Ohio franchise tax	307	298	623	596
FDIC assessments	394	399	786	973
Other real estate owned	175	207	307	797
Electronic banking expenses	323	223	561	432
Loan and collection expense	308	310	657	752
Other expense	819	449	1,256	898

Total noninterest expense	9,047	8,522	17,591	17,711

Income before income tax expense	1,762	773	3,848	2,169
Income tax expense	324	61	905	327

Net Income	$1,438	$712	$2,943	$1,842

Other comprehensive income (loss), net of taxes:
Changes in unrealized securities’ holding gain (loss) net of taxes	357	751	(35)	1,221
Minimum pension liability adjustment, net of taxes during the period	—	—	—	—
Less: reclassification adjustments for securities’ gains realized in net income, net of taxes	$—	$59	$—	$333

Total other comprehensive loss, net of taxes	357	692	(35)	888

Comprehensive income	$1,795	$2,730	$2,908	$2,730

Dividends and accretion on preferred stock	318	318	637	637

Net Income Available to Common Shareholders	$1,120	$394	$2,306	$1,205

Net Income Per Common Share (Note 2)
Basic	$0.14	$0.05	$0.29	$0.15
Diluted	0.14	0.05	0.29	0.15
Dividends declared	0.01	0.01	0.02	0.02
Average Common Shares Outstanding
Basic	7,944,354	7,884,749	7,934,458	7,878,119
Diluted	7,950,528	7,884,934	7,938,383	7,878,224

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Net Income					1,842			1,842
Common dividends declared, $.02 per share					(159)			(159)
Preferred dividends and accretion of discount	7				(637)			(630)
Net unrealized gains and losses on securities						888		888
Share-based compensation				92				92
Restricted shares granted (40,000 shares)	—	—	40	(40)	—	—	—	—

Balance, June 30, 2011	$25,114	$146	$8,213	$39,507	$41,714	$2,895	$(6,092)	$111,497
Balance, January 1, 2012	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					2,943			2,943
Common dividends declared, $.02 per share					(159)			(159)
Preferred dividends and accretion of discount	7				(637)			(630)
Net unrealized gains and losses on securities						(35)		(35)
Share-based compensation				144				144
Restricted shares granted (62,105 shares)	—	—	62	(62)	—	—	—	—

Balance, June 30, 2012	$25,129	$146	$8,272	$39,689	$46,227	$2,166	$(6,092)	$115,537

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Operating Activities
Net income	$2,943	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,567	5,445
Depreciation and amortization	559	636
Amortization of premiums and discounts	805	675
Amortization of intangibles	29	67
Amortization of loan servicing rights	181	26
Amortization of deferred loan fees	(501)	(140)
Federal deferred income tax expense	197	637
Securities gains, net	—	(500)
Share-based compensation expense	144	92
Loans originated for sale	(34,330)	(35,116)
Proceeds from sales of loan originations	37,123	39,330
Net gain from loan sales	(552)	(417)
Net (gain) or loss on sale of other assets	99	25
Net (increase) decrease in accrued interest receivable and other assets	863	(1,339)
Net decrease in accrued interest payable, taxes and other liabilities	(610)	(560)

Net cash provided by operating activities	10,517	10,703

Investing Activities
Proceeds from sales of available-for-sale securities	—	24,664
Proceeds from maturities of available-for-sale securities	75,498	23,826
Purchase of available-for-sale securities	(79,132)	(56,621)
Net (increase) decrease in loans made to customers	(27,688)	(23,843)
Proceeds from the sale of other real estate owned	594	2,837
Purchase of bank premises and equipment	(1,099)	(197)

Net cash used in investing activities	(31,827)	(29,334)
Financing Activities
Net increase in demand and other noninterest-bearing	17,065	14,734
Net increase in savings, money market and interest-bearing demand	23,708	19,135
Net decrease in certificates of deposit	(8,300)	(30,358)
Net increase (decrease) in short-term borrowings	600	(175)
Proceeds from Federal Home Loan Bank advances	20,000	15,000
Payment of Federal Home Loan Bank advances	(15,002)	(15,003)
Dividends paid	(789)	(789)

Net cash provided by financing activities	37,282	2,544

Net increase (decrease) in cash and cash equivalents	15,972	(16,087)
Cash and cash equivalents, January 1	40,647	48,568

Cash and cash equivalents, June 30	$56,619	$32,481

Supplemental cash flow information
Interest paid	$5,992	$5,412
Income taxes paid	770	610
Transfer of loans to other real estate owned	677	2,295

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2012, are not necessarily indicative of the results which may be expected for a full year.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of June 30, 2012 and December 31, 2011, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2012 and December 31, 2011, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,984 and $4,019 at June 30, 2012 and December 31, 2011, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,818 for both June 30, 2012 and December 31, 2011 are included in accumulated other comprehensive income.

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. As of June 30, 2011, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued.

As of June 30, 2012 and December 31, 2011, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) were issued and outstanding. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. In connection with the Corporation’s sale of $25.2 million of its Series B Preferred Stock to United States Department of Treasury (Treasury) in conjunction with the Capital Purchase Program on December 12, 2008. The Corporation also issued a warrant to purchase 561,343 of its common shares at an exercise price of $6.74.

As part of the Treasury’s strategy for winding down its remaining investment in the Troubled Asset Relief Program (TARP), particularly in community banks, the Treasury conducted various public auctions of TARP preferred stock in 2012.

On June 13, 2012, the Corporation and the bank entered into an underwriting agreement (the “Underwriting Agreement”) with the Treasury and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as representatives of the several underwriters named therein (the “Underwriters”) providing for the offer and sale by Treasury of 25,223 shares of the Company’s Series B preferred stock. Under the terms of the Underwriting Agreement, the Underwriters agreed to purchase the Series B preferred stock from Treasury at a price of $856.1325 per share, and to sell the Series B Preferred Stock to the public through a modified dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering. The offering closed on June 19, 2012.

Subsequent Event

On July 2, 2012, the Corporation entered into a Warrant Repurchase Agreement to purchase 561,343 shares of common stock of the Corporation that was issued to the United States Department of the Treasury in connection with the Corporation’s participation in the Troubled Asset Relief Program Capital Purchase Program. The Warrant was repurchased at a mutually agreed upon price of $860. Settlement of the repurchase of the Warrant occurred on July 18, 2012. Following settlement of the TARP Warrant, the Treasury has no remaining investment in the Corporation.

New Accounting Pronouncements

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

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This amendment was issued as result of an effort to develop common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). While ASU 2011-04 is largely consistent with existing fair value measurement principles under U.S. GAAP, it expands the disclosure requirements for fair value measurements and clarifies the existing guidance or wording changes to align with IRFS No. 13. Many of the requirements for the amendments in ASU 2011-04 do not result in a change in the application of the requirements in ASC 820. ASU 2011-04 was effective for the Corporation on a prospective basis beginning in the quarter ended March 31, 2012. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements

Reclassification

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,944,354	7,884,749	7,934,458	7,878,119
Dilutive effect of incentive stock options and warrants	6,174	185	3,925	105

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,950,528	7,884,934	7,938,383	7,878,224

Net Income	$1,438	$712	$2,943	$1,842
Dividends and accretion on preferred stock	318	318	637	637

Income Available to Common Shareholders	$1,120	$394	$2,306	$1,205

Basic Earnings Per Common Share	$0.14	$0.05	$0.29	$0.15

Diluted Earnings Per Common Share	$0.14	$0.05	$0.29	$0.15

Options to purchase 232,000 common shares and common stock warrants for 561,343 shares were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2012. Stock options for 6,174 and 3,925 common shares were considered dilutive and the remaining stock options and the stock warrants were antidilutive for the three and six month periods ended June 30, 2012. Stock options to purchase 197,000 common shares and common stock warrants of 561,343 were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2011. Stock options to purchase 2,500 common shares were considered dilutive and the remaining stock options and stock warrants were antidilutive for the three and six month periods ended June 30, 2011.

(3) Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $1,099 on June 30, 2012 and $690 on December 31, 2011.

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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	703	636

Carrying value of core deposit intangibles	$664	$731

(5) Securities

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at June 30, 2012 and December 31, 2011 is as follows:

	At June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$52,908	$215	$(1)	$53,122
Mortgage backed securities	114,294	3,355	(278)	117,371
Collateralized mortgage obligations	25,959	582	—	26,541
State and political subdivisions	29,591	2,164	(1)	31,754

Total Securities	$222,752	$6,316	$(280)	$228,788

	At December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,762	$120	$(1)	$56,881
Mortgage backed securities	103,624	3,705	(292)	107,037
Collateralized mortgage obligations	29,537	700	—	30,237
State and political subdivisions	30,000	1,901	(44)	31,857

Total Securities	$219,923	$6,426	$(337)	$226,012

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $173,757 and $137,388 at June 30, 2012 and December 31, 2011 respectively.

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

	At June 30, 2012
	(Dollars in thousands)
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$34,404	$34,523
Due from one year to five years	30,229	30,959
Due from five years to ten years	10,087	11,084
Due after ten years	7,779	8,310
Mortgage backed securities and collateralized mortgage obligations	140,253	143,912

	$222,752	$228,788

Realized gains and losses related to securities available-for-sale at June 30, 2012 and 2011 is as follows:

	2012	2011
	(Dollars in thousands)
Gross realized gains	$—	$500
Gross realized losses	—	—

Net Securities Gains	$—	$500

Proceeds from the sale of available for sale securities	$—	$24,664

The following is a summary of securities that had unrealized losses at June 30, 2012 and December 31, 2011. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2012 there were 7 securities with unrealized losses totaling $280 and at December 31,

2011, the Corporation held 10 securities with unrealized losses totaling $337. Factors that are temporary in nature may result in securities being valued at less than amortized cost. For example, when the current levels of interest rates offered on securities are higher compared to the coupon interest rates on the securities held by the Corporation or when impairment is not due to credit deterioration, securities will be valued at less than amortized cost. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,827	(278)	—	—	25,827	(278)
State and political subdivisions	403	(1)	—	—	403	(1)

Total	$36,229	$(280)	$—	$—	$36,229	$(280)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,606	(292)	—	—	25,606	(292)
State and political subdivisions	3,669	(44)	—	—	3,669	(44)

Total	$39,274	$(337)	$—	$—	$39,274	$(337)

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

The allowance is comprised of a general allowance for unidentified problem loans and a specific allowance for identified problem loans. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. The methodology applies to the Corporation’s total loan portfolio including the performing portion of commercial and commercial real estate loans, real estate, and all types of other loans. The loss factors are applied accordingly on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio. These other factors include but are not limited to: changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; changes in national and local economic and business conditions, including the condition of various market segments; changes in the nature and volume of the portfolio; changes in the experience, ability, and depth of lending management and staff; changes in the volume and severity of past due and classified loans, the volume of nonaccrual loans, troubled debt restructurings and other loan modifications; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of external factors, such as legal and regulatory requirements, on the level of estimated credit losses in the Corporation’s current portfolio. Specific allowances are established for all impaired loans when Management has determined that, due to identified significant conditions, it is probable that a loss will be incurred.

Activity in the loan balances and the allowance for loan losses by segment at June 30, 2012 and June 30, 2011 are summarized as follows:

Six Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
			(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(1,319)	(165)	(975)	(555)	(577)	(106)	(3,697)
Recoveries	30	20	83	15	190	29	367
Provision charged to expense	1,971	(424)	1,277	397	481	(135)	3,567

Balance, end of period	$11,396	$840	$1,716	$2,146	$985	$217	$17,300

Three Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
			(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$11,651	$585	$1,574	$2,298	$807	$200	$17,115
Losses charged off	(340)	(165)	(508)	(152)	(399)	(57)	(1,621)
Recoveries	10	3	16	11	87	12	139
Provision charged to expense	75	417	634	(11)	490	62	1,667

Balance, end of period	$11,396	$840	$1,716	$2,146	$985	$217	$17,300

As of June 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,181	$80	$37	$—	$—	$—	$3,298
Collectively evaluated for impairment	8,215	760	1,679	2,146	985	217	14,002

Total ending allowance balance	$11,396	$840	$1,716	$2,146	$985	$217	$17,300

Loans:
Individually evaluated for impairment	$28,102	$306	$1,161	$—	$—	$—	$29,569
Collectively evaluated for impairment	370,149	79,155	63,673	126,568	184,892	13,453	837,890

Total ending loans balance	$398,251	$79,461	$64,834	$126,568	$184,892	$13,453	$867,459

Six Months Ended June 30, 2011
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
			(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Losses charged off	(2,092)	(224)	(1,026)	(686)	(338)	(245)	(4,611)
Recoveries	216	35	10	2	72	46	381
Provision charged to expense	2,430	54	1,460	1,063	283	155	5,445

Balance, end of period	$11,681	$1,182	$1,249	$1,891	$921	$427	$17,351

Three Months Ended June 30, 2011
			(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$12,003	$1,151	$926	$1,940	$902	$393	$17,315
Losses charged off	(1,862)	(224)	(753)	(341)	(143)	(176)	(3,499)
Recoveries	114	4	6	1	47	18	190
Provision charged to expense	1,426	251	1,070	291	115	192	3,345

Balance, end of period	$11,681	$1,182	$1,249	$1,891	$921	$427	$17,351

As of June 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,602	$166	$302	$—	$—	$—	$6,070
Collectively evaluated for impairment	6,079	1,016	947	1,891	921	427	11,281

Total ending allowance balance	$11,681	$1,182	$1,249	$1,891	$921	$427	$17,351

Loans:
Individually evaluated for impairment	$35,349	$771	$2,126	$—	$—	$—	$38,246
Collectively evaluated for impairment	351,542	71,908	66,711	130,143	158,885	12,877	792,066

Total ending loans balance	$386,891	$72,679	$68,837	$130,143	$158,885	$12,877	$830,312

Delinquencies

Delinquencies are a sign of weakness in credit quality. Lending staff at the Corporation monitor the financial performance and delinquency of borrowers in its portfolios. Lenders are responsible for managing delinquencies by following up with borrowers and arranging for payments. The Corporation determines if a commercial or commercial real estate loan is delinquent based on the number of days past due according to the contractual terms of the loan. For residential, home equity and consumer loans, the Corporation considers the borrower delinquent if the borrower is in arrears by two or more monthly payments. The following procedure is followed in managing delinquent accounts:

•	15-30 days past due- a collection notice is sent reminding the borrower of past due status and the urgency of bringing the account current.

•	45 days past due- a default letter is sent declaring the loan in default and advising the borrower that legal action will be necessary if the account is not brought current immediately.

•	60 days past due- an “attorney letter” accelerating the loan is sent advising the borrower that legal proceeding to collect the debt will begin immediately.

Management monitors delinquencies and potential problem loans on a recurring basis. At June 30, 2012 there was $27,158 in total past due loans or 3.13% of total loans compared to $31,315 or 3.71% of total loans at December 31, 2011. A table showing total loan delinquencies as of June 30, 2012 and December 31, 2011 by loan segment is as follows:

Age Analysis of Past Due Loans as of June 30, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$701	$425	$16,435	$17,561	$380,690	$398,251	$—
Commercial	404	123	491	1,018	78,443	79,461	—
Residential real estate	506	608	3,579	4,693	60,141	64,834	—
Home equity loans	1,342	272	1,386	3,000	123,568	126,568	—
Indirect	518	96	5	619	184,273	184,892
Consumer	60	163	44	267	13,186	13,453	—

Total	$3,531	$1,687	$21,940	$27,158	$840,301	$867,459	$—

Age Analysis of Past Due Loans as of December 31, 2011

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$290	$804	$19,023	$20,117	$361,735	$381,852	$—
Commercial	54	249	805	1,108	75,462	76,570	—
Residential real estate	545	1,172	3,554	5,271	59,253	64,524	—
Home equity loans	1,942	181	1,666	3,789	123,169	126,958	—
Indirect	664	71	124	859	179,230	180,089
Consumer	131	12	28	171	12,924	13,095	—

Total	$3,626	$2,489	$25,200	$31,315	$811,773	$843,088	$—

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while considered impaired was immaterial for the periods reported. Information regarding impaired loans as of June 30, 2012 and June 30, 2011 is as follows:

	At June 30, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$8,241	$12,981	$—	$9,121	$9,758
Commercial	171	171	—	208	177
Residential real estate	1,089	2,138	—	1,353	1,184
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial real estate	19,861	21,465	3,181	19,600	19,511
Commercial	135	135	80	313	269
Residential real estate	72	72	37	72	72
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$29,569	$36,962	$3,298	$30,667	$30,971

	At December 31, 2011			Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$10,575	$9,609
Commercial	386	386	—	368	484
Residential real estate	1,069	1,897	—	1,771	2,491
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	26,667	28,307
Commercial	319	794	148	531	837
Residential real estate	72	72	37	662	1,041
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$33,592	$43,110	$3,932	$40,574	$42,769

Nonaccrual loans at June 30, 2012 were $34,993 compared to $34,471 at December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$22,456	$21,512
Commercial	644	1,072
Residential real estate	6,724	6,551
Home equity loans	4,252	4,365
Indirect	530	711
Consumer	387	260

Total Nonaccrual Loans	$34,993	$34,471

Percentage of nonaccrual loans to portfolio loans	4.03%	4.09%
Percentage of nonaccrual loans to total assets	2.90%	2.95%

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt structuring applies in a particular instance. As of June 30, 2012, the Corporation had five loans that were classified as troubled debt restructurings which totaled $2,972. As of December 31, 2011, the Corporation had five loans that were classified as a troubled debt restructuring in the amount of $3,099. The Corporation has allocated $455 and $307 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at June 30, 2012 and December 31, 2011.

Information regarding TDR loans for the three and six months end June 30, 2012 is as follows:

	For the Six Months Ended June 30, 2012		For the Three Months Ended June 30, 2012
	(Dollars in thousands)		(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	5	$2,972	—	$—

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for June 30, 2012 and December 31, 2011:

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

The following table presents the recorded investment of commercial, commercial real estate and residential construction loans by internal credit risk grade and the recorded investment in residential, home equity, indirect and consumer loans based on delinquency status as of June 30, 2012 and December 31, 2011:

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	June 30, 2012
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1-Minimal	$—	$110	$—	$—	$—	$—	$110
Grade 2-Modest	—	—	—	—	—	—	—
Grade 3-Better than average	1,566	13	—	—	—	—	1,579
Grade 4-Average	38,195	4,837	232	—	—	—	43,264
Grade 5-Acceptable	319,260	70,231	4,681	—	—	—	394,172

Total Pass Credits	359,021	75,191	4,913	—	—	—	439,125
Grade 6-Special mention	5,789	3,642	46	—	—	—	9,477
Grade 7-Substandard	32,676	628	1,533	—	—	—	34,837
Grade 8-Doubtful	765	—	—	—	—	—	765
Grade 9-Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	398,251	79,461	6,492	—	—	—	484,204
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	55,181	123,568	184,273	13,186	376,208
30-59 days past due loans not internally risk graded	—	—	506	1,342	518	60	2,426
60-89 days past due loans not internally risk graded	—	—	608	272	96	163	1,139
90+ days past due loans not internally risk graded	—	—	2,047	1,386	5	44	3,482

Total loans not internally credit risk graded	—	—	58,342	126,568	184,892	13,453	383,255

Total loans internally and not internally credit risk graded	$398,251	$79,461	$64,834	$126,568	$184,892	$13,453	$867,459

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	December 31, 2011
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1-Minimal	$—	$3,157	$—	$—	$—	$—	$3,157
Grade 2-Modest	—	—	—	—	—	—	—
Grade 3-Better than average	1,602	19	—	—	—	—	1,621
Grade 4-Average	44,527	5,322	237	—	—	—	50,086
Grade 5-Acceptable	278,458	63,880	4,835	—	—	—	347,173

Total Pass Credits	324,587	72,378	5,072	—	—	—	402,037
Grade 6-Special mention	16,390	2,947	157	—	—	—	19,494
Grade 7-Substandard	40,875	1,245	1,830	—	—	—	43,950
Grade 8-Doubtful	—	—	—	—	—	—	—
Grade 9-Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	381,852	76,570	7,059	—	—	—	465,481
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,276	123,169	179,230	12,924	368,599
30-59 days past due loans not internally risk graded	—	—	545	1,942	664	131	3,282
60-89 days past due loans not internally risk graded	—	—	1,172	181	71	12	1,436
90+ days past due loans not internally risk graded	—	—	2,472	1,666	124	28	4,290

Total loans not internally credit risk graded	—	—	57,465	126,958	180,089	13,095	377,607

Total loans internally and not internally credit risk graded	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

*	Residential loans include conventional 1-4 family residential property loans and conventional 1-4 family residential property loans used to finance the cost of construction when upon completion of construction the loan converts into a permanent mortgage.

The Corporation adheres to underwriting standards consistent with its Loan Policy for indirect and consumer loans. Final approval of a consumer credit depends on the repayment ability of the borrower. Repayment ability generally requires the determination of the borrower’s capacity to meet current and proposed debt service requirements. A borrower’s repayment ability is monitored based on delinquency, generally for time periods of 30 to 59 days past due, 60 to 89 days past due and greater than 90 days past due. This information is provided in the above delinquent loan table. Additionally, a good indicator of repayment ability is a borrower’s credit history. A borrower’s credit history is evaluated though the use of credit reports and/or an automated underwriting system. A borrower’s credit score is an indication of a person’s creditworthiness that is used to access the likelihood that a borrower will repay their debts. A credit score is generally based upon a person’s past credit history and is a number between 300 and 850—the higher the number, the more creditworthy the person is deemed to be.

(7) Deposits

Deposit balances at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Demand and other noninterest-bearing	$143,778	$126,713
Interest checking	165,176	151,894
Savings	111,742	102,440
Money market accounts	106,767	105,643
Consumer time deposits	411,265	424,870
Public time deposits	84,825	79,520

Total deposits	$1,023,553	$991,080

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $252,197 and $241,217 at June 30, 2012 and December 31, 2011, respectively.

The maturity distribution of certificates of deposit as of June 30, 2012 follows:

June 30, 2012
(Dollars in thousands)
2013	$236,598
2014	187,672
2015	34,411
2016	23,157
2017	14,252

Total	$496,090

(8) Short-Term Borrowings

The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2012, the Bank had pledged approximately $100,863 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $50,432. No amounts were outstanding at June 30, 2012 or December 31, 2011. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of June 30, 2012 and December 31, 2011.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at June 30, 2012 and December 31, 2011 were $827 and $227, respectively. The interest rate paid on these borrowings was 0.25% at June 30, 2012 and December 31, 2011. No Federal Funds were purchased as of June 30, 2012 and December 31, 2011.

(9) Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $47,521 and $42,497 at June 30, 2012 and December 31, 2011, respectively. All advances are bullet maturities with no call features. At June 30, 2012, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $78,529 and 27,152, respectively. The maximum borrowing capacity of the Bank at June 30, 2012 was $66,755 with unused collateral borrowing capacity of $17,734. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $0 for the CMA line of credit as of June 30, 2012 and December 31, 2011.

Maturities of FHLB advances outstanding at June 30, 2012 and December 31, 2011 are as follows.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Maturity January 2012, fixed rate 2.37%	$—	$15,000
Maturities January 2014 through August 2014, with fixed rates ranging from 2.06% to 3.55%	14,995	15,027
Maturities January 2015 and July 2015, with fixed rates ranging from 0.80% to 4.76%	32,500	12,470

Total FHLB advances	$47,495	$42,497

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

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2012 were 1.95% and 6.64% for Trust I and Trust II, respectively. At June 30, 2012 and December 31, 2011, accrued interest payable for Trust I was $7 and $7 and for Trust II was $22 and $24, respectively.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At June 30, 2012, the balance of the subordinated notes payable to Trust I and Trust II were each $8,116.

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

A summary of the contractual amount of commitments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit	$78,859	$92,128
Home equity lines of credit	75,279	78,410
Standby letters of credit	8,335	8,145

Total	$162,473	$178,683

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

•

The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2012 and December 31, 2011.

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

The estimated fair values of the Corporation’s financial instruments at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$56,619	$56,619	$40,647	$40,647
Securities	228,788	228,788	226,012	226,012
Portfolio loans, net	850,159	848,393	826,025	825,662
Loans held for sale	1,207	1,207	3,448	3,448
Accrued interest receivable	3,604	3,604	3,550	3,550
Financial liabilities
Deposits:
Demand, savings and money market	$527,463	527,463	486,690	486,690
Certificates of deposit	496,090	500,265	504,390	509,449

Total deposits	1,023,553	1,027,728	991,080	996,139

Short-term borrowings	827	827	227	227
Federal Home Loan Bank advances	47,495	48,671	42,497	43,824
Junior subordinated debentures	16,238	16,645	16,238	16,130
Accrued interest payable	1,007	1,007	1,118	1,118

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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

Description	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$53,122	$—	$53,122	$—
Mortgage backed securities	117,371	—	117,371	—
Collateralized mortgage obligations	26,541	—	26,541	—
State and political subdivisions	31,754	—	31,754	—

Total	$228,788	$—	$228,788	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,881	$—	$56,881	$—
Mortgage backed securities	107,037	—	107,037	—
Collateralized mortgage obligations	30,237	—	30,237	—
State and political subdivisions	31,857	—	31,857	—

Total	$226,012	$—	$226,012	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and or from independent brokers.

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011:

June 30, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$29,569	$29,569
Other real estate	—	—	1,506	1,506

Total assets at fair value on a nonrecurring basis	$—	$—	$31,075	$31,075

December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$33,592	$33,592
Other real estate	—	—	1,687	1,687

Total assets at fair value on a nonrecurring basis	$—	$—	$35,279	$35,279

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

(13) Share-Based Compensation

A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was originally adopted by the Corporation’s shareholders on April 18, 2006 and an amended and restated version of the plan was adopted by shareholders effective May 2, 2012. As of June 30, 2012, outstanding awards granted under this Plan consisted of stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010, 2011 and 2012 In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007.

Stock Options

The expense recorded for stock options was $1 and $0 for the first six months of June 30, 2012 and June 30, 2011, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2012
Risk free interest rate	1.27%
Dividend yield	3.38%
Volatility	33.00%

The weighted-average fair value of options granted in 2012 was $5.39.

Options outstanding at June 30, 2012 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	9.41	2,500	$5.34
$14.47-$15.34	82,000	5.60	82,000	14.47
$15.35-$16.50	52,500	4.71	52,500	15.78
$16.51-$19.10	30,000	3.59	30,000	19.10
$19.11-$19.17	30,000	2.59	30,000	19.17

Outstanding at end of period	232,000	5.37	197,000	$16.12

A summary of the status of stock options at June 30, 2012 and June 30, 2011 and changes during the six months then ended is presented in the table below:

	2012		2011
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	197,000	$16.12	197,000	$16.12
Granted	35,000	5.39	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—

Outstanding at end of period	232,000	$14.50	197,000	$16.12

Exercisable at end of period	197,000	$16.12	196,167	$16.17

There were no options exercised during the first six months of 2012, therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the first six months of 2012 was $0.

A summary of the status of nonvested stock options at June 30, 2012 is presented in the table below:

	Nonvested Shares	Weighted Average Exercise Price per share
Nonvested at January 1, 2012	833	$5.34
Granted	35,000	5.39
Vested	833	5.34
Forfeited or expired	—	—

Nonvested at March 31, 2012	35,000	$5.39

Restricted Shares

In the first quarter of 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which were forfeited by the recipients due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the six months ended June 30, 2012 and 2011 was $144 and $92, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at June 30, 2012 is presented in the table below:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	124,352	$4.68
Granted	62,105	5.39
Forfeited or expired	—	—
Vested	(33,749)	4.35

Nonvested at March 31, 2012	152,708	$5.04

Stock Appreciation Rights (“SAR”)

In 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SAR”) at $19.00 per share, 15,500 of which have expired due to employee terminations. The SAR vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SAR shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SAR issued in 2006 will expire in January 2016. The expense recorded for SAR for the first half of 2012 and 2011 was $2 and $0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six month periods ended June 30, 2012. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2011 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.

Net income was $1,438 for the second quarter of 2012 as compared to second quarter 2011. Net income available to common shareholders was $1,120 or $0.14 per diluted common share. This compares to net income available to common shareholders of $394 or $0.05 per diluted common share for the second quarter of 2011.

Net interest income on a fully taxable equivalent (FTE) basis for the second quarter of 2012 was $10,093 a 1.2% increase, compared to $9,969 for the second quarter of 2011. A favorable change in the mix of average earning assets was partially offset by the effect of record lower market interest rates and as a result, the net interest margin was 3.61% compared to 3.64% for the second quarter of 2011. Net interest income FTE for the six months ended June 30, 2012 was $19,903, an increase of $195 compared to one year ago.

The provision for loan losses was $1,667 for the quarter ended June 30, 2012 compared to $3,345 for the quarter ended June 30, 2011.

Noninterest income in the second quarter totaled $2,543 compared to $2,804 for the second quarter of 2011. Deposit service charges for the quarter were $929, a decrease of $71, or 7.1%, from prior year largely due to new regulations implemented as a part of the Dodd-Frank Act. Other service charges and fees were also down due to regulations affecting debit card and merchant interchange fees. Gains on the sale of loans decreased $33 for the second quarter of 2012 compared to the same period a year ago as the Corporation elected to book more indirect consumer loans into its portfolio. Trust income decreased by $45, or 9.6%, from a year ago primarily as a result of lower account balances in trust accounts under management.

Noninterest expense was $9,047 for the second quarter of 2012, compared to $8,522 for the second quarter of 2011, an increase of $525, or 6.2%. The increase is primarily a result of two completed initiatives during the quarter. The first of these initiatives was the Treasury’s sale of the Corporation’s TARP preferred stock to private investors through an auction process, which resulted in a $200 charge for legal and administrative expenses. The second initiative was the conversion of our bank operating system which resulted in over $300 of related costs. Other real estate owned expenses were $175, a decrease $32 of 15.5% from the second quarter in 2011. The efficiency ratio, which is a measure of the cost to generate revenue, increased from 66.72% in the second quarter of 2011 to 71.6% in the second quarter of 2012 namely due to the two completed projects during the quarter.

During the second quarter of 2012, loan demand continued to be strong as total portfolio loans ended the quarter at $867,459, a 2.9% increase compared to $843,088 at December 31, 2011. Total assets for the second quarter ended at $1,207,945 compared to $1,168,422 at the end of 2011. Total deposits grew to $1,023,553 at the end of the second quarter of 2012, up from $991,080 at December 31, 2011. The growth in deposits primarily came in the form of core deposits, resulting in lower funding costs which helped to mitigate downward pressure on the net interest margin during the quarter. However, due to the persistently low interest rate environment a decline in net interest margin was realized.

As the economic recovery remains soft with a high level of unemployment, a significant factor impacting asset quality has been the continued lower market valuation of the underlying real estate collateral. Given the current economic conditions, the Corporation continues to work through asset quality challenges. The level of the Corporation’s criticized and classified loans continued to improve and the non-performing loans totaled $34,993 at June 30, 2012, or 4.0% of total loans, a slight increase from $34,471, or 4.1%, at December 31, 2011.

The allowance for possible loan losses was $17,300 at June 30, 2012 compared to $17,063 at December 31, 2011, equaling 1.99% of total loans at June 30, 2012 compared to 2.02% at December 31, 2011. Annualized net charge-offs to average loans for the six months ended June 30, 2012 was 0.77% compared to 1.71% for December 31, 2011.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed average balance sheets for the three months ended June 30, 2012 and 2011. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$194,781	$1,281	2.64%	$219,146	$1,612	2.95%
State and political subdivisions	31,695	417	5.29	25,282	370	5.89
Federal funds sold and short-term investments	20,821	10	0.18	29,183	9	0.11
Restricted stock	5,741	69	4.85	5,741	71	4.96
Commercial loans	486,061	6,001	4.97	453,346	5,970	5.28
Residential real estate loans	53,945	721	5.38	61,962	852	5.51
Home equity lines of credit	108,071	1,111	4.13	109,228	1,062	3.90
Installment loans	221,803	2,397	4.35	195,167	2,659	5.46

Total Earning Assets	$1,122,918	$12,007	4.30%	$1,099,055	$12,605	4.60%

Allowance for loan loss	(17,491)			(17,995)
Cash and due from banks	35,062			23,423
Bank owned life insurance	18,092			17,380
Other assets	47,716			53,112

Total Assets	$1,206,297			$1,174,975

Liabilities and Shareholders’ Equity
Consumer time deposits	$427,491	$1,298	1.22%	$464,623	$1,947	1.68%
Public time deposits	72,387	100	0.55	59,782	64	0.43
Money market accounts	108,104	49	0.18	100,383	82	0.33
Savings deposits	110,654	29	0.11	96,978	40	0.17
Interest-bearing demand	167,287	51	0.12	155,806	74	0.19
Short-term borrowings	903	—	0.22	855	—	0.22
FHLB advances	47,494	212	1.79	42,499	260	2.45
Trust preferred securities	16,327	173	4.27	16,324	169	4.16

Total Interest-Bearing Liabilities	$950,647	$1,912	0.81%	$937,250	$2,636	1.13%

Noninterest-bearing deposits	136,506			120,731
Other liabilities	3,863			5,499
Shareholders’ Equity	115,281			111,495

Total Liabilities and Shareholders’ Equity	$1,206,297			$1,174,975

Net Interest Income (FTE)		$10,095	3.61%		$9,969	3.64%
Taxable Equivalent Adjustment		(161)	(0.06)		(132)	(0.05)

Net Interest Income Per Financial Statements		$9,933			$9,836

Net Yield on Earning Assets			3.55%			3.59%

Results of Operations

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 79.62% of the Corporation’s revenues for the three months ended June 30, 2012. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $9,933 for the second quarter of 2012 compared to $9,836 during the same quarter of 2011. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the second quarter of 2012 and 2011 was $10,093 and $9,969, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.61% for the three months ended June 30, 2012 compared to 3.64% for the three months ended June 30, 2011.

Average earning assets for the second quarter of 2012 were $1,122,918. This was an increase of $23,863, or 2.2%, compared to the same quarter last year. The current prolonged period of lower market interest rates has impacted the yield on average earning assets, which totaled 4.30% in the second quarter of 2012 compared to 4.60% for the same period a year ago. The yield on average loans during the second quarter of 2012 was 4.73%, which was 44 basis points lower than the yield on average loans during the second quarter of 2011 of 5.16%. Interest income from securities was $1,697 (FTE) for the three months ended June 30, 2012, compared to $1,982 during the second quarter of 2011. The yield on average securities was 3.0% and 3.3% for these periods, respectively.

The cost of interest-bearing liabilities was 0.81% during the second quarter of 2012 compared to 1.11% during the same period in 2011. This decrease is primarily due to an improved deposit mix with noninterest bearing accounts of $136,506, an increase of 13.07% when compared to the same period a year ago. Total average interest-bearing liabilities for the quarter ended June 30, 2012 increased $13,397, or 1.4%, compared to June 30, 2011. Average core deposits for the quarter ended June 30, 2011 increased $24,126, or 2.42%, compared to the same period of 2011. The average cost of trust preferred securities was 4.27% for the second quarter of 2012, compared to 4.16% for the second quarter of 2011. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48%.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2012 and June 30, 2011. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2012 over 2011
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(160)	$(172)	$(332)
State and political subdivisions	84	(37)	47
Federal funds sold and interest-bearing deposits in banks	(4)	4	—
Restricted stock	—	(2)	(2)
Commercial loans	404	(373)	31
Residential real estate loans	(107)	(23)	(130)
Home equity lines of credit	(12)	61	49
Installment loans	288	(550)	(262)

Total Interest Income	493	(1,092)	(599)

Consumer time deposits	(113)	(536)	(649)
Public time deposits	24	12	36
Money market accounts	4	(37)	(33)
Savings deposits	4	(15)	(11)
Interest bearing demand	3	(26)	(23)
Short-term borrowings	—	—	—
FHLB advances	22	(70)	(48)
Trust preferred securities	—	5	5

Total Interest Expense	(56)	(667)	(723)

Net Interest Income (FTE)	$549	$(425)	$124

Net interest income (FTE) for the second quarter 2012 and 2011 was $10,093 and $9,969, respectively. Interest income (FTE) for the second quarter of 2012 decreased $599 in comparison to the same period in 2011. This decrease is primarily attributable to a $1,092 decrease due to rate and an increase of $493 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $332, mainly as a result of the continued low interest rate environment and lower volume due to funding a portion of the loan growth. Interest income on commercial loans increased $31, primarily due to increasing loan demand offsetting lower interest rates. The $130 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market. During the second quarter the Corporation began booking selected 15 year fixed mortgage loan product in lieu of selling them in the secondary market.

The $649 decrease in consumer time deposits was due primarily to lower market interest rates and a reduction in volume as some of these funds flowed into core deposit transaction accounts at lower costs. Total interest expense decreased $723, with the decrease being attributable to a $667 decrease due to rate and a decrease due to volume of $56. Overall, the total increase in net interest income (FTE) of $124 was mainly attributable to an increase in volume of $549 offset by a $425 reduction due to rate which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 3 presents the condensed average balance sheets for the six months ended June 30, 2012 and 2011. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Six Months Ended June 30,
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$192,850	$2,541	2.65%	$209,418	$3,089	3.00%
State and political subdivisions	31,804	828	5.23	24,848	739	6.13
Federal funds sold and short-term investments	14,751	19	0.18	36,208	23	0.13
Restricted stock	5,741	141	4.94	5,741	143	5.09
Commercial loans	480,782	11,857	4.96	450,778	11,807	5.28
Residential real estate loans	54,266	1,442	5.35	63,305	1,766	5.73
Home equity lines of credit	107,692	2,158	4.03	109,291	2,129	3.96
Installment loans	220,382	4,851	4.43	194,506	5,368	5.67

Total Earning Assets	$1,108,268	$23,837	4.33%	$1,094,095	$25,064	4.64%

Allowance for loan loss	(17,330)			(17,240)
Cash and due from banks	34,351			20,295
Bank owned life insurance	18,009			17,293
Other assets	48,078			53,504

Total Assets	$1,191,376			$1,167,947

Liabilities and Shareholders’ Equity
Consumer time deposits	$422,970	$2,694	1.28%	$466,746	$3,960	1.74%
Public time deposits	78,581	199	0.51	63,216	139	0.46
Money market accounts	106,500	103	0.19	99,175	166	0.35
Savings deposits	107,672	62	0.12	95,032	78	0.17
Interest-bearing demand	161,791	100	0.12	149,835	145	0.20
Short-term borrowings	724	—	0.13	880	1	0.25
FHLB advances	47,276	427	1.82	42,500	527	2.54
Trust preferred securities	16,326	349	4.31	16,323	341	4.24

Total Interest-Bearing Liabilities	$941,840	$3,934	0.84%	$933,707	$5,357	1.19%

Noninterest-bearing deposits	130,619			118,409
Other liabilities	4,199			5,046
Shareholders’ Equity	114,718			110,785

Total Liabilities and Shareholders’ Equity	$1,191,376			$1,167,947

Net interest Income (FTE)		$19,903	3.61%		$19,707	3.63%
Taxable Equivalent Adjustment		(316)	(0.06)		(257)	(0.05)

Net Interest Income Per Financial Statements		$19,588			$19,450

Net Yield on Earning Assets			3.55%			3.58%

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011 Net Interest Income Comparison

Net interest income accounted for 78.33% of the Corporation’s revenues for the six months ended June 30, 2012. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $19,588 for the first half of 2012 compared to $19,450 during the same period of 2011. Adjusting for tax-exempt income, net interest income FTE, for the first half of 2012 and 2011 was $19,903 and $19,707, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.61% for the six months ended June 30, 2012 compared to 3.63% for the six months ended June 30, 2011. This decrease is mainly attributable to the lower interest rate environment which continues to apply downward pressure on the Corporation’s yield on its investment portfolio and, as a result, negatively impacts the net interest margin.

Average earning assets for the first half of 2012 were $1,108,268. This was an increase of $14,173, or 1.30%, compared to the same period last year. Due in part to the current extended period of lower market interest rates, the yield on average earning assets was 4.33% in the first half of 2012 compared to 4.64% for the same period last year. The yield on average loans during the first half of 2012 was 4.73%. This was 47 basis points lower than that of the first half of 2011 at 5.20%. Interest income from securities was $3,828 (FTE) for the six months ended June 30, 2011, compared to $4,965 during the first half of 2010. The yield on average securities was 2.93% and 3.19% for these periods, respectively.

The cost of interest-bearing liabilities was 0.84% during the first half of 2012 compared to 1.19% during the same period in 2011. Total average interest-bearing liabilities as of June 30, 2012 increased $8.133 or 0.87%. Average core deposits increased 1.58% as of June 30, 2012 compared to the same period of 2011. The average cost of trust preferred securities was 4.31% for the first half of 2012, compared to 4.24% for the first half of 2011.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2012 and June 30, 2011. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	in 2012 over 2011
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(218)	$(330)	$(548)
State and political subdivisions	181	(92)	89
Federal funds sold and interest-bearing deposits in banks	(20)	16	(4)
Restricted stock	—	(2)	(2)
Commercial loans	740	(690)	50
Residential real estate loans	(240)	(84)	(324)
Home equity lines of credit	(32)	61	29
Installment loans	570	(1,087)	(517)

Total Interest Income	981	(2,208)	(1,227)

Consumer time deposits	(279)	(987)	(1,266)
Public time deposits	39	21	60
Money market accounts	7	(70)	(63)
Savings deposits	7	(24)	(17)
Interest bearing demand	7	(52)	(45)
Short-term borrowings	—	—	—
FHLB advances	43	(143)	(100)
Trust preferred securities	—	9	9

Total Interest Expense	(176)	(1,246)	(1,422)

Net Interest Income (FTE)	$1,157	$(962)	$195

Net interest income (FTE) for the first half 2012 and 2011 was $19,903 and $19,707, respectively. Interest income (FTE) for the first half of 2012 decreased $1,227 in comparison to the same period in 2011. This decrease is attributable to a $2,208 decrease due to rate and an increase of $981 due to volume. For the same period, interest expense decreased $1,422, with the decrease being primarily attributable to a $1,246 decrease due to rate and a decrease due to volume of $176. Overall, the total increase in net interest income (FTE) of $195 was mainly attributable to an increase in volume of $1,157 offset by a $962 reduction due to rate.

Noninterest Income

Table 5: Details on Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$425	$470	$815	$873
Deposit service charges	929	1,000	1,864	1,916
Electronic banking fees	804	819	1,552	1,725
Income from bank owned life insurance	169	175	334	349
Other income	58	41	400	120

Total fees and other income	2,385	2,505	4,965	4,983

Gain on sale of securities	—	88	—	500
Gain on sale of loans	205	238	552	417
Gains (losses) on sale of other assets	(47)	(27)	(99)	(25)

Total noninterest income	$2,543	$2,804	$5,418	$5,875

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011 Noninterest Income Comparison

Total fees and other income for the three months ended June 30, 2012 was $2,543, a decrease of $261, or 9.3%, over the same period 2011. Income earned on investment and trust services declined $45 compared to the prior period primarily as a result of lower trust assets under management. Deposit service charges decreased by $71 when compared to a year ago and continued to be impacted by the economic environment and new regulations regarding overdrafts.

Total net gains recorded during the second quarter of 2012 decreased $52 over the second quarter of 2011. This decrease was mainly attributable to the $88 gain on sale of securities recognized in 2011. Gains on the sale of loans decreased $33, primarily as a result of the management electing to portfolio 15 year fixed mortgage loans to rather than selling them in the secondary market. A total of $7,747 of indirect consumer loans were sold during the second quarter of 2012 compared to $13,808 for second quarter 2011, a decrease of 43.9%.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011 Noninterest Income Comparison

Total fees and other income for the six months ended June 30, 2012 was $4,965, a decrease of $18, or 0.4%, over the same period of 2011. Income earned on investment and trust services decreased $58, or 6.6% compared to 2011, primarily as a result of lower trust assets under management. Fees from electronic banking decreased $173, or 10.0%, compared to the same period last year primarily as a result of changes in regulations related to interchange fees. Service charges on deposits decreased $52, or 2.7%, which resulted primarily from both the economic environment and the new regulations regarding overdrafts.

Total net gains recorded during the first half of 2012 increased $453 over the first half of 2011. Of this increase, $552 was attributable to the sale of loans. Sales of bank owned property resulted in a loss of $99 during the first half of 2012 compared to a loss of $25 the same period one year ago.

Noninterest Expense

Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$3,894	$4,072	$8,005	$8,163
Furniture and equipment	877	798	1,709	1,478
Net occupancy	554	588	1,133	1,200
Professional fees	564	445	1,059	931
Marketing and public relations	395	275	642	546
Supplies, postage and freight	265	289	508	561
Telecommunications	172	169	345	384
Ohio Franchise tax	307	298	623	596
FDIC Assessments	394	399	786	973
Other real estate owned	175	207	307	797
Electronic banking expenses	323	223	561	432
Loan and Collection Expense	308	310	657	752
Other expense	819	449	1,256	898

Total noninterest expense	$9,047	$8,522	$17,591	$17,711

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011 Noninterest Expense Comparison

Noninterest expense for the second quarter of 2012 increased $525, or 6.2%, compared to the same period of 2011. The increase in noninterest expense was mainly attributable the one-time costs associated with two recently completed initiatives this past quarter. The first was the Treasury’s sale of the Corporation’s TARP preferred stock to private investors through an auction process, resulting in $200 legal and accounting cost. The second was due to a conversion of the Corporation’s bank operating system for both retail and commercial customers. Other expense increased by 370, or 82.4% in comparison to 2011, primarily due to the system conversion. Professional fees increased by $120, or 27.0% and marketing and public relations increased by $121, or 44.0%, primarily due to the TARP preferred stock auction process. Other real estate costs decreased by $32 or 15.5% for the second quarter of 2012 compared to 2011, mainly due to an improvement in the OREO portfolio as management diligently works to control cost on foreclosed assets.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011 Noninterest Expense Comparison

Noninterest expense for the second quarter of 2012 decreased $120, or 0.7%, compared to the same period of 2011. The decrease in noninterest expense was mainly attributable capitalized salary cost related to the conversion of the Bank’s operating system. Other expense increased by $358, primarily due to the system conversion. Professional fees increased by $128, or 13.7%, and marketing and public relations increased by $96, or 17.6%, primarily due to the TARP preferred stock auction process and the systems conversion. Other real estate costs decreased by $490 or 61.5% for the second quarter of 2012 compared to 2011, mainly due to an improvement in the OREO portfolio as management diligently works to control cost on foreclosed assets.

Income taxes

Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011 Income Taxes Comparison

The Corporation recognized income tax expense of $324 and $61 for the second quarter of 2012 and 2011, respectively. Included in net income for the three months ended June 30, 2012 and June 30, 2011 was $482 and $430, respectively, of nontaxable income, including $136 and $145 related to life insurance policies and $346 and $285, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011 Income Taxes Comparison

The Corporation recognized income tax expense of $905 and $327 during the first half of 2012 and 2011, respectively. Included in net income for the six months ended June 30, 2012 and June 30, 2011 was $955 and $843, respectively, of nontaxable income, including $270 and $287, respectively, related to life insurance policies and $684 and $556, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the six month period was significantly less than income before income tax expense.

Financial Condition

Overview

The Corporation’s assets at June 30, 2012 were $1,207,945 compared to $1,168,422 at December 31, 2011. This is an increase of $39,523, or 3.4%. Total securities increased $2,776, or 1.2%, compared to December 31, 2011, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. Portfolio loans increased $24,371, or 2.9%, from December 31, 2011 due to increased loan demand. Total deposits increased $32,473, or 3.3%, at June 30, 2012 to $1,023,553 compared to $991,080 at December 31, 2011. The growth in deposits primarily came in the form of core deposits which generally tends to improve liquidity while reducing costs.

Securities

The composition of the Corporation’s securities portfolio at June 30, 2012 and December 31, 2011 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. As of June 30, 2012 the portfolio was comprised of 97.55% available for sale securities and 2.45% restricted stock. Available for sale securities were comprised of 23.2% U.S. Government agencies, 51.3% U.S. agency mortgage backed securities, 11.6% U.S. agency collateralized mortgage obligations and 13.9% municipal securities. At June 30, 2012, the available for sale securities had a net temporary unrealized gain of $6,036, representing 2.7% of the total amortized cost of the Bank’s available for sale securities.

Loans

The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.

Table 7: Details on Loan Balances

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$398,251	$381,852
Commercial	79,461	76,570
Residential real estate	64,834	64,524
Home equity loans	126,568	126,958
Indirect	184,892	180,089
Consumer	13,453	13,095

Total Loans	867,459	843,088
Allowance for loan losses	(17,300)	(17,063)

Net Loans	$850,159	$826,025

Despite the limited availability of quality loan opportunities throughout the financial industry, the Corporation continued to successfully increase its commercial real estate, commercial and indirect loan portfolios during the second quarter of 2012. Commercial real estate loans increased by $16,399 or 4.3%, compared to December 31, 2012 and commercial loans increased by 2,891 or 3.8%, compared to December 31, 2011. Indirect loans increased by $4,803, or 2.7%, compared to December 31, 2011. The slight increase of $310 in real estate mortgages is mainly attributable to refinancing activity in the existing seasoned mortgage portfolio given the low interest rate environment. Home equity loans declined $390, or 0.3%, compared to December 31, 2011 and consumer loans increased $358, or 2.7%, compared to December 31, 2011.

Total portfolio loans at June 30, 2012 were $867,459. This is an increase of $24,371 from December 31, 2011. At June 30, 2012, commercial and commercial real estate loans represented 55.1% of total portfolio loans. Real estate mortgages and home equity loans comprise 7.47% and 14.6% of total portfolio loans, respectively. Indirect and consumer loans were 22.9% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.

Loans held for sale, and not included in portfolio loans, were $1,207 at June 30, 2012. Indirect auto loans held for sale accounted for the majority of the loans held for sale. The Corporation has a practice of retaining the servicing rights on all loans that are sold.

Expected cash flow and interest rate information for loans is presented in the following table:

Table 8: Cash Flow and Interest Rate Information for Loans:

June 30, 2012
Due in one year or less	$186,461
Due after one year but within five years	404,006
Due after five years	276,992

Totals	$867,459

Due after one year with a predetermined fixed interest rate	$510,672
Due after one year with a floating interest rate	170,326

Totals	$680,998

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and six month periods ended June 30, 2012 and 2011.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$17,115	$17,315	$17,063	$16,136
Charge-offs:
Commercial real estate	340	1,862	1,319	2,092
Commercial	165	224	165	224
Real estate mortgage	508	753	975	1,026
Home equity loans	152	341	555	686
Indirect	399	143	577	338
Consumer	57	176	106	245

Total charge-offs	1,621	3,499	3,697	4,611

Recoveries:
Commercial real estate	10	114	30	216
Commercial	3	4	20	35
Real estate mortgage	16	6	83	10
Home equity loans	11	1	15	2
Indirect	87	47	190	72
Consumer	12	18	29	46

Total Recoveries	139	190	367	381

Net Charge-offs	1,482	3,309	3,330	4,230

Provision for loan losses	1,667	3,345	3,567	5,445
Balance at end of period	$17,300	$17,351	$17,300	$17,351

Loans outstanding at end of period	$867,459	$830,312	$867,459	$830,312

Allowance for loan losses as a percent of loans outstanding at the end of the period	1.99%	2.09%	1.99%	2.09%
Average Loans Outstanding	$866,909	$815,618	$859,722	$813,300

Annualized ratio to average loans:
Net Charge-offs	0.69%	1.63%	1.56%	2.09%
Provision for loan losses	0.77%	1.64%	1.67%	2.69%

The allowance for loan losses at June 30, 2012 was $17,300, or 1.99%, of outstanding loans, compared to $17,351, or 2.09%, of portfolio loans at June 30, 2011 and $17,063 or 2.02%, of outstanding loans at December 31, 2011. The allowance for loan losses was 50.01% and 44.21% of nonperforming loans at June 30, 2012 and June 30, 2011, respectively.

The provision for loan losses for the quarter ended June 30, 2012 was $1,667 compared to provision for loan losses of $3,345 one year ago and for the six months ended June 30, 2011 was $3,567 compared to $5,445 for the six months ended June 30, 2011. Net charge-offs for the three months ended June 30, 2012 were $1,482 compared to $3,309 for the three months ended June 30, 2011. Net charge-offs for the six months ended June 30, 2012 were $3,330, compared to $4,230 for the six months ended June 30, 2011. Annualized net charge-offs as a percent of average loans for the second quarter and first half of 2012 were 0.69% and 1.56% respectively, compared to 1.63% and 2.09% for the same periods in 2011. The provision for loan losses for the three and six month periods ended June 30, 2012 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at June 30, 2012. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.

Deposits

Table 10: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Demand deposits	$124,732	$125,068	0.00%	0.00%
Interest checking	156,296	151,077	0.12	0.14
Savings deposits	104,690	101,586	0.11	0.16
Money Market Accounts	104,896	100,903	0.18	0.23
Consumer time deposits	418,450	432,755	1.22	1.46
Public time deposits	84,775	79,716	0.55	0.45

Total Deposits	993,839	991,105	0.69	0.73
Short-term borrowings	545	565	0.22	0.15
FHLB borrowings	47,057	42,606	1.79	2.46
Junior subordinated debentures	16,325	16,323	4.27	4.25

Total borrowings	63,927	59,494	2.40	2.92

Total funding	$1,057,766	$1,050,599	0.81%	0.86%

Average deposits for the three months ended June 30, 2012 were $993,839 compared to average deposits of $991,105 for the three months ended December 31, 2011. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on higher interest bearing time deposit accounts and has helped maintained the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

The following table summarizes total consumer and public time deposits greater than or equal to $100,000 as of June 30, 2012 by remaining maturity:

Table 11: Consumer and Public Time Deposits Greater Than $100,000

June 30, 2012
(Dollars in thousands)
Less than 3 months	$42,019
3 to 6 months	24,142
6 to 12 months	26,762
Over 12 months	66,351

Total	$159,274

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of June 30, 2012, the Corporation had $827 of short-term borrowings. There were no federal funds purchased at June 30, 2012 and December 31, 2011. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $47,495 and junior subordinated debentures of $16,238 at June 30, 2012. Federal Home Loan Bank advances were $42,497 at December 31, 2011. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.

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

Regulatory Capital

The Corporation continued to maintain an appropriate capital position. Total shareholders’ equity was $115,537 at June 30, 2012. This is an increase of $2,263 or 2.0% over December 31, 2011. For the six months ended June 30, 2012, total shareholders’ equity was increased by net income of $2,943, decreased by $144 for share-based compensation and decrease of $35 in accumulated in other comprehensive income. Factors decreasing shareholders’ equity were cash dividends payable to common shareholders in the amount of $159 and cash dividends payable to preferred shareholders in the amount of $637. The Corporation held 328,194 shares of common stock as treasury stock at June 30, 2012, at a cost of $6,092.

The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At June 30, 2012 and December 31, 2011, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However the terms of the Corporation Series B Preferred Stock provided that, as long as the Series B Preferred Stock issued is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of June 30, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program.

On June 13, 2012, the Corporation and the Bank entered into an underwriting agreement (the “Underwriting Agreement”) with the Treasury and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sandler O’Neill & Partners, L.P. as representatives of the several underwriters named therein (the “Underwriters”) providing for the offer and sale by Treasury of 25,223 shares of the Company’s Series B Preferred Stock. Under the terms of the Underwriting Agreement, the Underwriters agreed to purchase the Series B Preferred Stock from Treasury at a price of $856.1325 per share, and to sell the Series B Preferred Stock to the public through a modified dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering. The offering closed on June 19, 2012.

The Board of Directors reviews the Corporation’s capital requirements on a regular basis and continues to assess potential alternatives for repaying the Corporation’s Series B Preferred Stock, which was originally issued to Treasury in the TARP Capital Purchase Program. The Corporation intends to redeem or repurchase the Series B Preferred Stock at a time and in a manner that it believes is appropriate after considering, among other things, the Corporation’s anticipated capital requirements, projected dividend capacity from the Bank, the availability and relative attractiveness of alternative sources of capital, the Corporation’s risk profile, its earnings performance and asset quality trends, and input from its regulators. See Note 1 to the Consolidated Financial Statements for further information on the Series B Preferred Stock.

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

•

market conditions or other events that could negatively affect the level or cost of funding, affecting the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth, and new business transactions at a reasonable cost, in a timely manner and without adverse consequences;

•

changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Company’s financial condition (such as, for example, the Dodd-Frank Act and rules and regulations that have been or may be promulgated under the Act);

•

persisting volatility and limited credit availability in the financial markets, particularly if market conditions limit the Company’s ability to raise funding to the extent required by banking regulators or otherwise;

•	significant increases in competitive pressure in the banking and financial services industries, particularly in the geographic or business areas in which the Company conducts its operations;

•

limitations on the Company’s ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Company’s common shares that may result from, among other things, the terms of the CPP, pursuant to which the Company issued securities to the U.S. Treasury;

•	adverse effects on the Company’s ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•

general economic conditions becoming less favorable than expected, continued disruption in the housing markets and/or asset price deterioration, which have had and may continue to have a negative effect on the valuation of certain asset categories represented on the Company’s balance sheet;

•	increases in deposit insurance premiums or assessments imposed on the Company by the FDIC;

•	a failure of the Company’s operating systems or infrastructure, or those of its third-party vendors, that could disrupt its business;

•	risks that are not effectively identified or mitigated by the Company’s risk management framework; and

•

difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position; as well as the risks and uncertainties described from time to time in the Company’s reports as filed with the SEC.

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

Nonperforming Assets

Total nonperforming assets consist of nonperforming loans and other foreclosed assets. A loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The ratio of nonperforming loans to total loans decreased from 4.09% at December 31, 2011 to 4.03% at June 30, 2012. This is the result of Management’s continued focus on asset quality. Nonperforming loans at June 30, 2012 were $34,993 compared to $34,471 at December 31, 2011, an increase of $522 or 1.5%. Of this total, commercial real estate loans were $22,456 or 64.2% of total nonperforming loans compared to $21,512 or 62.4% of total nonperforming loans at December 31, 2011. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.

Other foreclosed assets were $1,506 as of June 30, 2012 compared to $1,687 at December 31, 2011. The $1,506 is comprised of $1,043 in residential properties and $463 in commercial real estate properties. This compares to $856 in residential properties and $831 in commercial real estate properties as of December 31, 2011.

Table 12 sets forth nonperforming assets at June 30, 2012 and December 31, 2011.

Table 12: Nonperforming Assets

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$22,456	$21,512
Commercial	644	1,072
Residential real estate	6,724	6,551
Home equity loans	4,252	4,365
Indirect	530	711
Consumer	387	260

Total nonperforming loans	34,993	34,471

Other foreclosed assets	1,506	1,687

Total nonperforming assets	$36,499	$36,158

Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming loans	49.44%	49.50%

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

Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at June 30, 2012, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $643, or 1.7%, and in a -200 basis point shock, net interest income would decrease $1,814, or 4.8%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.

The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the Corporation’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the Corporation’s interest rate risk exposure. At June 30, 2012, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 15.0% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.8%.

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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $48,995 at June 30, 2012.

ITEM 4. Controls and Procedures

The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s series B Preferred Stock provide that, as long as the series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of June 30, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Exhibits.

(a)	The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: August 13, 2012	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity (unaudited) for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.