Form 10-Q
period 2012-09-30
LNB BANCORP INC
filed 2012-11-14
CIK 737210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of common shares of the registrant outstanding on November 14, 2012 was 7,944,354.

LNB Bancorp, Inc.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$20,445	$34,323
Federal funds sold and interest bearing deposits in banks	8,082	6,324

Cash and cash equivalents	28,527	40,647
Securities available for sale, at fair value (Note 5)	235,334	226,012
Restricted stock	5,741	5,741
Loans held for sale	3,380	3,448
Loans:
Portfolio loans (Note 6)	885,715	843,088
Allowance for loan losses (Note 6)	(17,587)	(17,063)

Net loans	868,128	826,025

Bank premises and equipment, net	8,954	8,968
Other real estate owned	1,653	1,687
Bank owned life insurance	18,370	17,868
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	629	731
Accrued interest receivable	3,758	3,550
Other assets	10,722	12,163

Total Assets	$1,206,778	$1,168,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$143,085	$126,713
Savings, money market and interest-bearing demand	382,613	359,977
Time deposits	496,011	504,390

Total deposits	1,021,709	991,080

Short-term borrowings (Note 8)	988	227
Federal Home Loan Bank advances (Note 9)	47,494	42,497
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	928	1,118
Accrued expenses and other liabilities	3,342	3,988

Total Liabilities	1,090,699	1,055,148

Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at September 30, 2012 and December 31, 2011.	—	—
Preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized and issued at September 30, 2012 and December 31, 2011.	25,223	25,223
Discount on Series B preferred stock	(90)	(101)
Warrant to purchase common stock	—	146

Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,272,548 shares at September 30, 2012 and 8,210,443 at December 31, 2011.	8,273	8,210
Additional paid-in capital	39,060	39,607
Retained earnings	47,355	44,080
Accumulated other comprehensive income	2,350	2,201
Treasury shares at cost, 328,194 shares at September 30, 2012 and at December 31, 2011.	(6,092)	(6,092)

Total Shareholders’ Equity	116,079	113,274

Total Liabilities and Shareholders’ Equity	$1,206,778	$1,168,422

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$9,995	$10,692	$30,238	$31,731
Securities:
U.S. Government agencies and corporations	1,145	1,505	3,686	4,594
State and political subdivisions	289	257	867	770
Other debt and equity securities	69	67	210	210
Federal funds sold and interest on deposits in banks	8	15	27	38

Total interest and dividend income	11,506	12,536	$35,028	37,343
Interest Expense
Deposits	1,450	2,044	4,608	6,531
Federal Home Loan Bank advances	214	263	641	790
Short-term borrowings	—	—	—	2
Junior subordinated debentures	179	170	528	511

Total interest expense	1,843	2,477	5,777	7,834

Net Interest Income	9,663	10,059	29,251	29,509
Provision for Loan Losses (Note 6)	1,875	2,100	5,442	7,545

Net interest income after provision for loan losses	7,788	7,959	23,809	21,964
Noninterest Income
Investment and trust services	375	378	1,190	1,251
Deposit service charges	994	1,099	2,858	3,015
Other service charges and fees	762	769	2,314	2,494
Income from bank owned life insurance	167	175	501	524
Other income	214	66	614	186

Total fees and other income	2,512	2,487	7,477	7,470
Securities gains, net	46	7	46	507
Gains on sale of loans	364	181	916	598
Gain (Loss) on sale of other assets, net	31	(133)	(68)	(158)

Total noninterest income	2,953	2,542	8,371	8,417
Noninterest Expense
Salaries and employee benefits	4,228	3,986	12,233	12,149
Furniture and equipment	1,313	821	3,022	2,299
Net occupancy	531	569	1,664	1,769
Professional fees	414	450	1,473	1,381
Marketing and public relations	312	215	954	761
Supplies, postage and freight	275	265	783	826
Telecommunications	191	163	536	547
Ohio franchise tax	304	303	927	899
FDIC assessments	346	396	1,132	1,369
Other real estate owned	107	144	414	941
Electronic banking expenses	121	236	682	668
Loan and collection expense	394	334	1,051	1,086
Other expense	142	447	1,398	1,345

Total noninterest expense	8,678	8,329	26,269	26,040

Income before income tax expense	2,063	2,172	5,911	4,341
Income tax expense	538	500	1,443	827

Net Income	$1,525	$1,672	$4,468	$3,514

Other comprehensive income (loss), net of taxes:
Changes in unrealized securities’ holding gain (loss) net of taxes	215	(122)	180	1,099
Minimum pension liability adjustment, net of taxes during the period	—	—	—	—
Less: reclassification adjustments for securities’ gains realized in net income, net of taxes	$31	$5	$31	$338

Total other comprehensive income (loss), net of taxes	184	(127)	149	761

Comprehensive income	$1,710	$1,545	$4,618	$4,275

Dividends and accretion on preferred stock	319	319	956	956

Net Income Available to Common Shareholders	$1,206	$1,353	$3,512	$2,558

Net Income Per Common Share (Note 2)
Basic	$0.15	$0.17	$0.44	$0.32
Diluted	0.15	0.17	0.44	0.32
Dividends declared	0.01	0.01	0.03	0.03
Average Common Shares Outstanding
Basic	7,944,354	7,882,439	7,937,781	7,879,575
Diluted	7,949,118	7,882,439	7,941,990	7,879,575

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
				(Dollars in thousands except share and per share amounts)
Balance, January 1, 2011	25,107	146	8,173	39,455	40,668	2,007	(6,092)	109,464
Net Income					3,514			3,514
Common dividends declared, $.03 per share					(237)			(237)
Preferred dividends and accretion of discount	11				(956)			(945)
Net unrealized gains and losses on securities						761		761
Share-based compensation				141				141
Restricted shares granted (40,000 shares), net of forfeitures (2,500 shares)	—	—	37	(37)	—	—	—	—

Balance, September 30, 2011	$25,118	$146	$8,210	$39,559	$42,989	$2,768	$(6,092)	$112,698

Balance, January 1, 2012	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					4,468			4,468
Common dividends declared, $.03 per share					(237)			(237)
Preferred dividends and accretion of discount	11				(956)			(945)
Net unrealized gains and losses on securities						149		149
Share-based compensation				229				229
Repurchase of warrants		(146)		(714)		—		(860)
Restricted shares granted (62,105 shares)	—	—	62	(62)	—	—	—	0

Balance, September 30, 2012	$25,133	$—	$8,273	$39,060	$47,355	$2,350	$(6,092)	$116,079

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Operating Activities
Net income	$4,468	$3,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,442	7,545
Depreciation and amortization	860	935
Amortization of premiums and discounts	1,580	1,066
Amortization of intangibles	102	102
Amortization of loan servicing rights	193	118
Amortization of deferred loan fees	(230)	(208)
Federal deferred income tax expense	(55)	453
Securities gains, net	(46)	(507)
Share-based compensation expense	229	141
Loans originated for sale	(56,444)	(47,201)
Proceeds from sales of loan originations	57,428	48,835
Net gain from loan sales	(916)	(598)
Net (gain) or loss on sale of other assets	68	158
Net (increase) decrease in accrued interest receivable and other assets	509	4,527
Net decrease in accrued interest payable, taxes and other liabilities	(834)	(677)

Net cash provided by operating activities	12,354	18,203

Investing Activities
Proceeds from sales of available-for-sale securities	5,050	24,560
Proceeds from maturities of available-for-sale securities	98,185	80,061
Purchase of available-for-sale securities	(113,866)	(114,660)
Net (increase) decrease in loans made to customers	(48,103)	(33,013)
Proceeds from the sale of other real estate owned	760	3,317
Purchase of bank premises and equipment	(845)	(395)

Net cash used in investing activities	(58,819)	(40,130)

Financing Activities
Net increase in demand and other noninterest-bearing	16,372	5,926
Net increase in savings, money market and interest-bearing demand	22,636	33,655
Net decrease in certificates of deposit	(8,379)	(28,828)
Net increase (decrease) in short-term borrowings	761	(560)
Proceeds from Federal Home Loan Bank advances	30,000	24,500
Payment of Federal Home Loan Bank advances	(25,003)	(19,504)
Purchase of warrants	(860)	—
Dividends paid	(1,182)	(1,182)

Net cash provided by financing activities	34,345	14,007

Net increase (decrease) in cash and cash equivalents	(12,120)	(7,920)

Cash and cash equivalents, January 1	40,647	48,568

Cash and cash equivalents, September 30	$28,527	$40,648

Supplemental cash flow information

Interest paid	$5,937	$7,998
Income taxes paid	1,291	860
Transfer of loans to other real estate owned	1,004	2,899

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2012, are not necessarily indicative of the results which may be expected for a full year.

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

Securities

Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of September 30, 2012 and December 31, 2011, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2012 and December 31, 2011, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income.

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

Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $4,168 and $4,019 at September 30, 2012 and December 31, 2011, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,818 for both September 30, 2012 and December 31, 2011 are included in accumulated other comprehensive income.

Preferred Stock

The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may be issued with conversion rights to common stock and may rank prior to the common stock in dividends, liquidation preferences, or both. As of September 30, 2012, the Corporation had authorized 150,000 Series A Voting Preferred Shares. No Series A Voting Preferred Shares have been issued. As of September 30, 2012 and December 31, 2011, 25,223 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) were issued and outstanding.

As part of the Treasury’s strategy for winding down its remaining investment in the Troubled Asset Relief Program (TARP), particularly in community banks, the Treasury conducted various public auctions of TARP preferred stock in 2012.

On June 19, 2012, Treasury completed the offer and sale of 25,223 shares of the Company’s Series B Preferred Stock. The underwriters in the offering purchased the Series B Preferred Stock from Treasury at a price of $856.1325 per share, and sold the Series B Preferred Stock to the public through a modified dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering.

On July 2, 2012, the Corporation entered into a Warrant Repurchase Agreement to purchase the warrant (the “Warrant”) that was exercisable for 561,343 shares of common stock of the Corporation that was issued to the United States Department of the Treasury in connection with the Corporation’s participation in the Troubled Asset Relief Program Capital Purchase Program. The Warrant was repurchased at a mutually agreed upon price of $860. Settlement of the repurchase of the Warrant occurred on July 18, 2012. Following settlement of the Warrant repurchase, the Treasury has no remaining investment in the Corporation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,944,354	7,882,439	7,937,781	7,879,575
Dilutive effect of incentive stock options and warrants	4,764	—	4,209	—

Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,949,118	7,882,439	7,941,990	7,879,575

Net Income	$1,525	$1,672	$4,468	$3,514
Dividends and accretion on preferred stock	319	319	956	956

Income Available to Common Shareholders	$1,206	$1,353	$3,512	$2,558

Basic Earnings Per Common Share	$0.15	$0.17	$0.44	$0.32

Diluted Earnings Per Common Share	$0.15	$0.17	$0.44	$0.32

Options to purchase 232,000 common shares were considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2012. Stock options of 4,764 and 4,209 common shares were considered dilutive and the remaining stock options were antidilutive for the three and nine month periods ended September 30, 2012. Stock options to purchase 197,000 common shares were considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2011. All stock options and stock warrants were considered antidilutive for the three and nine month periods ended September 30, 2011.

(3) Cash and Due from Banks

Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $553 on September 30, 2012 and $690 on December 31, 2011.

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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	738	636

Carrying value of core deposit intangibles	$629	$731

(5) Securities

The amortized cost, gross unrealized gains and losses and fair values of securities available for sale at September 30, 2012 and December 31, 2011 is as follows:

	At September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$47,379	$119	$(7)	$47,491
Mortgage backed securities	126,237	3,899	(149)	129,987
Collateralized mortgage obligations	25,825	317	(88)	26,054
State and political subdivisions	29,578	2,224	—	31,802

Total Securities	$229,019	$6,559	$(244)	$235,334

	At December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,762	$120	$(1)	$56,881
Mortgage backed securities	103,624	3,705	(292)	107,037
Collateralized mortgage obligations	29,537	700	—	30,237
State and political subdivisions	30,000	1,901	(44)	31,857

Total Securities	$219,923	$6,426	$(337)	$226,012

The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $174,773 and $137,388 at September 30, 2012 and December 31, 2011 respectively.

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

	At September 30, 2012
	(Dollars in thousands)
	Amortized Cost	Fair Value
Securities available for sale:
Due in one year or less	$24,281	$24,389
Due from one year to five years	25,538	26,251
Due from five years to ten years	9,808	10,786
Due after ten years	17,330	17,867
Mortgage backed securities and collateralized mortgage obligations	152,062	156,041

	$229,019	$235,334

Realized gains and losses related to securities available-for-sale at September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011
	(Dollars in thousands)
Gross realized gains	$46	$507
Gross realized losses	—	—

Net Securities Gains	$46	$507

Proceeds from the sale of available for sale securities	$5,050	$24,560

The following is a summary of securities that had unrealized losses at September 30, 2012 and December 31, 2011. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At September 30, 2012 there were 10 securities with unrealized losses totaling $244 and at December 31, 2011, the Corporation held 10 securities with unrealized losses totaling $337. Factors that are temporary in nature may result in securities being valued at less than amortized cost. For example, when the current levels of interest rates offered on securities are higher compared to the coupon interest rates on the securities held by the Corporation or when impairment is not due to credit deterioration, securities will be valued at less than amortized cost. The Corporation has the ability and the intent to hold these securities until their value recovers.

	At September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$19,990	$(7)	$—	$—	$19,990	$(7)
Mortgage backed securities	16,045	(150)	—	—	16,045	(150)
Collateralized mortgage obligations	10,555	(87)	—		10,555	(87)
State and political subdivisions	—	—	—	—	—	—

Total	$46,590	$(244)	$—	$—	$46,590	$(244)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,606	(292)	—	—	25,606	(292)
State and political subdivisions	3,669	(44)	—	—	3,669	(44)

Total	$39,274	$(337)	$—	$—	$39,274	$(337)

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

Activity in the loan balances and the allowance for loan losses by segment at September 30, 2012 and September 30, 2011 are summarized as follows:

Nine Months Ended September 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:	(Dollars in thousands)

Balance, beginning of period	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(2,057)	(213)	(1,267)	(851)	(738)	(252)	(5,378)
Recoveries	39	24	86	31	244	36	460
Provision charged to expense	3,064	(466)	1,551	661	615	17	5,442

Balance, end of period	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587

Three Months Ended September 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:	(Dollars in thousands)

Balance, beginning of period	$11,396	$840	$1,716	$2,146	$985	$217	$17,300
Losses charged off	(738)	(48)	(292)	(296)	(161)	(146)	(1,681)
Recoveries	9	4	3	16	54	7	93
Provision charged to expense	1,093	(42)	274	264	134	152	1,875

Balance, end of period	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587

As of September 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,525	$69	$2	$—	$—	$—	$2,596
Collectively evaluated for impairment	9,235	685	1,699	2,130	1,012	230	14,991

Total ending allowance balance	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587

Loans:
Individually evaluated for impairment	$25,310	$340	$1,179	$—	$—	$—	$26,829
Collectively evaluated for impairment	386,614	71,582	67,370	125,108	195,358	12,854	858,886

Total ending loans balance	$411,924	$71,922	$68,549	$125,108	$195,358	$12,854	$885,715

Nine Months Ended September 30, 2011
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:	(Dollars in thousands)

Balance, beginning of period	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Losses charged off	(2,669)	(236)	(1,746)	(957)	(264)	(490)	(6,362)
Recoveries	249	38	49	15	77	98	526
Provision charged to expense	3,079	6	2,142	1,744	234	340	7,545

Balance, end of period	$11,786	$1,125	$1,250	$2,314	$951	$419	$17,845

Three Months Ended September 30, 2011
Allowance for loan losses:	(Dollars in thousands)

Balance, beginning of period	$11,681	$1,182	$1,249	$1,891	$921	$427	$17,351
Losses charged off	(577)	(13)	(443)	(548)	(117)	(53)	(1,751)
Recoveries	34	2	9	42	44	14	145
Provision charged to expense	648	(46)	435	929	103	31	2,100

Balance, end of period	$11,786	$1,125	$1,250	$2,314	$951	$419	$17,845

As of September 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,602	$166	$302	$—	$—	$—	$6,070
Collectively evaluated for impairment	6,184	959	948	2,314	951	419	11,775

Total ending allowance balance	$11,786	$1,125	$1,250	$2,314	$951	$419	$17,845

Loans:
Individually evaluated for impairment	$35,349	$771	$2,126	$—	$—	$—	$38,246
Collectively evaluated for impairment	351,542	71,908	66,711	130,143	158,885	12,877	792,066

Total ending loans balance	$386,891	$72,679	$68,837	$130,143	$158,885	$12,877	$830,312

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

Management monitors delinquencies and potential problem loans on a recurring basis. At September 30, 2012 there was $29,083 in total past due loans or 3.28% of total loans compared to $31,315 or 3.71% of total loans at December 31, 2011. A table showing total loan delinquencies as of September 30, 2012 and December 31, 2011 by loan segment is as follows:

Age Analysis of Past Due Loans as of September 30, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$2,646	$1,210	$15,397	$19,253	$392,671	$411,924	$—
Commercial	38	19	399	456	71,466	71,922	—
Residential real estate	538	1,218	3,286	5,042	63,507	68,549	—
Home equity loans	1,191	378	1,631	3,200	121,908	125,108	—
Indirect	657	146	56	859	194,499	195,358
Consumer	61	49	163	273	12,581	12,854	—

Total	$5,131	$3,020	$20,932	$29,083	$856,632	$885,715	$—

Age Analysis of Past Due Loans as of December 31, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$290	$804	$19,023	$20,117	$361,735	$381,852	$—
Commercial	54	249	805	1,108	75,462	76,570	—
Residential real estate	545	1,172	3,554	5,271	59,253	64,524	—
Home equity loans	1,942	181	1,666	3,789	123,169	126,958	—
Indirect	664	71	124	859	179,230	180,089
Consumer	131	12	28	171	12,924	13,095	—

Total	$3,626	$2,489	$25,200	$31,315	$811,773	$843,088	$—

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while considered impaired was immaterial for the periods reported. Information regarding impaired loans as of September 30, 2012 and June 30, 2011 is as follows:

	At September 30, 2012			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$6,168	$8,935	$—	$7,204	$9,246
Commercial	156	156	—	164	269
Residential real estate	1,080	1,987	—	966	1,052
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial real estate	19,142	23,652	2,525	19,502	19,376
Commercial	184	184	69	159	216
Residential real estate	99	136	2	85	79
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$26,829	$35,050	$2,596	$28,080	$30,238

	At December 31, 2011			Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$19,406	$10,278
Commercial	386	386	—	406	432
Residential real estate	1,069	1,897	—	1,321	1,399
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	24,612	24,941
Commercial	319	794	148	751	681
Residential real estate	72	72	37	1,321	1,399
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$33,592	$43,110	$3,932	$47,817	$39,130

Nonaccrual loans at September 30, 2012 were $32,584 compared to $34,471 at December 31, 2011.

Loans On NonAccrual Status

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$20,629	$21,512
Commercial	484	1,072
Residential real estate	6,317	6,551
Home equity loans	4,178	4,365
Indirect	637	711
Consumer	339	260

Total Nonaccrual Loans	$32,584	$34,471

Percentage of nonaccrual loans to portfolio loans	3.68%	4.09%
Percentage of nonaccrual loans to total assets	2.70%	2.95%

Troubled Debt Restructuring

A restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt structuring applies in a particular instance. As of September 30, 2012, the Corporation had five loans that were classified as troubled debt restructurings which totaled $2,861. As of December 31, 2011, the Corporation had five loans that were classified as a troubled debt restructuring in the amount of $3,099. The Corporation has allocated $364 and $307 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. There are no commitments to lend additional amounts to borrowers with loans that are classified as troubled debt restructurings at September 30, 2012 and December 31, 2011.

Information regarding TDR loans for the three and nine months end September 30, 2012 and 2011 is as follows:

	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
	(Dollars in thousands)		(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	4	$2,861	—	$—

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	—	$—	1	$391

Credit Risk Grading

Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to Management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in Management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for September 30, 2012 and December 31, 2011:

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

The following table presents the recorded investment of commercial, commercial real estate and residential construction loans by internal credit risk grade and the recorded investment in residential, home equity, indirect and consumer loans based on delinquency status as of September 30, 2012 and December 31, 2011:

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	September 30, 2012
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$—	$114	$—	$—	$—	$—	$114
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	1,551	10	—	—	—	—	1,561
Grade 4 - Average	33,278	4,681	229	—	—	—	38,188
Grade 5 - Acceptable	339,226	63,610	5,733	—	—	—	408,569

Total Pass Credits	374,055	68,415	5,962	—	—	—	448,432
Grade 6 - Special mention	6,415	3,023	44	—	—	—	9,482
Grade 7 - Substandard	31,454	484	1,477	—	—	—	33,415
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	411,924	71,922	7,483	—	—	—	491,329
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,545	121,908	194,499	12,581	386,533
30-59 days past due loans not internally risk graded	—	—	538	1,191	657	61	2,447
60-89 days past due loans not internally risk graded	—	—	1,218	378	146	49	1,791
90+ days past due loans not internally risk graded	—	—	1,765	1,631	56	163	3,615

Total loans not internally credit risk graded	—	—	61,066	125,108	195,358	12,854	394,386

Total loans internally and not internally credit risk graded	$411,924	$71,922	$68,549	$125,108	$195,358	$12,854	$885,715

	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
Commercial Credit Exposure	December 31, 2011
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 - Minimal	$—	$3,157	$—	$—	$—	$—	$3,157
Grade 2 - Modest	—	—	—	—	—	—	—
Grade 3 - Better than average	1,602	19	—	—	—	—	1,621
Grade 4 - Average	44,527	5,322	237	—	—	—	50,086
Grade 5 - Acceptable	278,458	63,880	4,835	—	—	—	347,173

Total Pass Credits	324,587	72,378	5,072	—	—	—	402,037
Grade 6 - Special mention	16,390	2,947	157	—	—	—	19,494
Grade 7 - Substandard	40,875	1,245	1,830	—	—	—	43,950
Grade 8 - Doubtful	—	—	—	—	—	—	—
Grade 9 - Loss	—	—	—	—	—	—	—

Total loans internally credit risk graded	381,852	76,570	7,059	—	—	—	465,481
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,276	123,169	179,230	12,924	368,599
30-59 days past due loans not internally risk graded	—	—	545	1,942	664	131	3,282
60-89 days past due loans not internally risk graded	—	—	1,172	181	71	12	1,436
90+ days past due loans not internally risk graded	—	—	2,472	1,666	124	28	4,290

Total loans not internally credit risk graded	—	—	57,465	126,958	180,089	13,095	377,607

Total loans internally and not internally credit risk graded	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

*	Residential loans include conventional 1-4 family residential property loans and conventional 1-4 family residential property loans used to finance the cost of construction when upon completion of construction the loan converts into a permanent mortgage.

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

(7) Deposits

Deposit balances at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Demand and other noninterest-bearing	$143,085	$126,713
Interest checking	164,551	151,894
Savings	112,927	102,440
Money market accounts	105,135	105,643
Consumer time deposits	397,346	424,870
Public time deposits	98,665	79,520

Total deposits	$1,021,709	$991,080

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $257,360 and $241,217 at September 30, 2012 and December 31, 2011, respectively.

The maturity distribution of certificates of deposit as of September 30, 2012 follows:

September 30, 2012
(Dollars in thousands)

2013	$308,718
2014	122,787
2015	32,245
2016	19,952
2017	12,309

Total	$496,011

(8) Short-Term Borrowings

The Corporation has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2012, the Bank had pledged approximately $85,929 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $42,965. No amounts were outstanding at September 30, 2012 or December 31, 2011. The Corporation also has a $4,000 line of credit with an unaffiliated financial institution. The balance of this line of credit was $0 as of September 30, 2012 and December 31, 2011.

Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. Securities sold under repurchase agreements at September 30, 2012 and December 31, 2011 were $988 and $227, respectively. The interest rate paid on these borrowings was 0.15% at September 30, 2012 and December 31, 2011. No Federal Funds were purchased as of September 30, 2012 and December 31, 2011.

(9) Federal Home Loan Bank Advances

Federal Home Loan Bank advances amounted to $47,494 and $42,497 at September 30, 2012 and December 31, 2011, respectively. All advances are bullet maturities with no call features. At September 30, 2012, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $87,478 and 34,550, respectively. The maximum borrowing capacity of the Bank at September 30, 2012 was $76,187 with unused collateral borrowing capacity of $27,169. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. The amount outstanding was $0 for the CMA line of credit as of September 30, 2012 and December 31, 2011.

Maturities of FHLB advances outstanding at September 30, 2012 and December 31, 2011 are as follows.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Maturity January 2012, fixed rate 2.37%	$—	$15,000
Maturities January 2014 through August 2014, with fixed rates ranging from 2.06% to 3.55%	14,994	15,027
Maturities January 2015 and July 2015, with fixed rates ranging from 0.80% to 4.76%	32,500	12,470

Total FHLB advances	$47,494	$42,497

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

The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2012 were 1.66% and 6.64% for Trust I and Trust II, respectively. At September 30, 2012 and December 31, 2011, accrued interest payable for Trust I was $5 and $7 and for Trust II was $19 and $24, respectively.

The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all Senior Indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred. At September 30, 2012, the balance of the subordinated notes payable to Trust I and Trust II were each $8,116.

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

A summary of the contractual amount of commitments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit	$67,248	$92,128
Home equity lines of credit	80,832	78,410
Standby letters of credit	8,336	8,145

Total	$156,416	$178,683

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

•

The fair value of commitments to extend credit approximates the fees charged to make these commitments; since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2012 and December 31, 2011.

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

The carrying values and estimated fair values of the Corporation’s financial instruments at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012					December 31, 2011
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$28,527	$28,527	$28,527	$—	$—	$40,647	$40,647
Securities	235,334	235,334		235,334	—	226,012	226,012
Restricted stock	5,741	5,741		5,741
Portfolio loans, net	868,128	863,782	—	—	863,782	826,025	825,662
Loans held for sale	3,380	3,380	—	3,380	—	3,448	3,448
Accrued interest receivable	3,758	3,758	—	3,758	—	3,550	3,550
Financial liabilities
Deposits:
Demand, savings and money market	525,698	525,698	525,698		—	486,690	486,690
Certificates of deposit	496,011	499,285	—	499,285	—	504,390	509,449
Short-term borrowings	988	988	—	988	—	227	227
Federal Home Loan Bank advances	47,494	48,569	—	48,569	—	42,497	43,824
Junior subordinated debentures	16,238	17,102	—	17,102	—	16,238	16,130

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

The following information pertains to assets measured by fair value on a recurring basis (in thousands):

Description	Fair Value as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$47,491	$—	$47,491	$—
Mortgage backed securities	129,987	—	129,987	—
Collateralized mortgage obligations	26,054	—	26,054	—
State and political subdivisions	31,802	—	31,802	—

Total	$235,334	$—	$235,334	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,881	$—	$56,881	$—
Mortgage backed securities	107,037	—	107,037	—
Collateralized mortgage obligations	30,237	—	30,237	—
State and political subdivisions	31,857	—	31,857	—

Total	$226,012	$—	$226,012	$—

There were no transfers between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third party service and/or from independent brokers.

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011:

September 30, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$34,471	$34,471
Other real estate	—	—	1,653	1,653

Total assets at fair value on a nonrecurring basis	$—	$—	$36,124	$36,124

December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$33,592	$33,592
Other real estate	—	—	1,687	1,687

Total assets at fair value on a nonrecurring basis	$—	$—	$35,279	$35,279

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

(13) Share-Based Compensation

A broad-based stock option incentive plan, the 2006 Stock Incentive Plan, was originally adopted by the Corporation’s shareholders on April 18, 2006 and an amended and restated version of the plan was adopted by shareholders effective May 2, 2012. As of September 30, 2012, outstanding awards granted under this Plan consisted of stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010, 2011 and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements have been made from 2005 to 2007.

Stock Options

The expense recorded for stock options was $9 and $0 for the first nine months of September 30, 2012 and September 30, 2011, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

2012
Risk free interest rate	1.27%
Dividend yield	3.38%
Volatility	33.00%

The weighted-average fair value of options granted in 2012 was $5.39.

Options outstanding at September 30, 2012 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	9.16	2,500	$5.34
$14.47-$15.34	82,000	5.35	82,000	14.47
$15.35-$16.50	52,500	4.46	52,500	15.78
$16.51-$19.10	30,000	3.34	30,000	19.10
$19.11-$19.17	30,000	2.34	30,000	19.17

Outstanding at end of period	232,000	5.11	197,000	$16.12

A summary of the status of stock options at September 30, 2012 and September 30, 2011 and changes during the nine months ended is presented in the table below:

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

There were no options exercised during the first nine months of 2012, therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the nine months of 2012 was $26.

A summary of the status of nonvested stock options at September 30, 2012 is presented in the table below:

	Nonvested Shares	Weighted Average Exercise Price per share

Nonvested at January 1, 2012	833	$5.34
Granted	35,000	5.39
Vested	833	5.34
Forfeited or expired	—	—

Nonvested at September 30, 2012	35,000	$5.39

Restricted Shares

In the first quarter of 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which were forfeited by the recipients due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the nine months ended September 30, 2012 and 2011 was $220 and $140, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at September 30, 2012 is presented in the table below:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	124,352	$4.68
Granted	62,105	5.39
Forfeited or expired	—	—
Vested	(33,749)	4.35

Nonvested at September 30, 2012	152,708	$5.04

Stock Appreciation Rights (“SAR”)

In 2006, the Corporation issued an aggregate of 30,000 stock appreciation rights (“SAR”) at $19.00 per share, 15,500 of which have expired due to employee terminations. The SAR vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SAR shall expire at the end of the stated term which is decided at the date of grant and shall not exceed ten years. The SAR issued in 2006 will expire in January 2016. The expense recorded for SAR for the nine months ended September 30, 2012 and 2011 was $5 and $0 for the.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine month periods ended September 30, 2012. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2011 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary

The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.

Net income was $1,525 for the third quarter of 2012. Net income available to common shareholders was $1,206 or $0.15 per diluted common share. This compares to net income available to common shareholders of $1,353 or $0.17 per diluted common share for the third quarter of 2011.

Net interest income on a fully taxable equivalent (FTE) basis for the third quarter of 2012 was $9,808, a 3.9% decrease, compared to $10,203 for the third quarter of 2011. The net interest margin was 3.46% compared to 3.74% for the third quarter of 2011. Net interest income FTE for the nine months ended September 30, 2012 was $29,711, a decrease of $198, or 1.0%, compared to the nine months ended September 30, 2011.

The provision for loan losses was $1,875 for the quarter ended September 30, 2012 compared to $2,100 for the quarter ended September 30, 2011.

Noninterest income in the third quarter of 2012 totaled $2,953 compared to $2,542 for the third quarter of 2011. Gains on the sale of loans increased $183 for the third quarter of 2012 compared to the same period a year ago as the Corporation was positively impacted by mortgage rates remaining near record lows, leading to a continuation of strong refinance activity and an increase in local home buying. Deposit service charges for the quarter were $994, a decrease of $105, or 9.6%, from the third quarter of the prior year, primarily driven by new regulations implemented as a part of the Dodd-Frank Act. Other service charges and fees were also down due to regulations affecting debit card and merchant interchange fees.

Noninterest expense was $8,677 for the third quarter of 2012, compared to $8,329 for the third quarter of 2011, an increase of $348, or 4.2%. The increase is a result of the sale by the Treasury of the Corporation’s TARP preferred stock to private investors through an auction process and cost associated with the conversion of the Corporation’s operating system which resulted in over $300 of related costs. Other real estate owned expenses were $107, a decrease of $37, or 25.7%, from the third quarter in 2011. The efficiency ratio, which is a measure of the cost to generate revenue, increased to 68.0% in the third quarter of 2012 from 65.4% in the third quarter of 2011 due to the two completed initiatives mentioned above.

During the third quarter of 2012, loan demand continued to be strong as total portfolio loans ended the quarter at $885,715, a 5.1% increase compared to $843,088 at December 31, 2011. Total assets for the third quarter ended at $1,206,778 compared to $1,168,422 at the end of 2011. Total deposits grew to $1,021,709 at the end of the third quarter of 2012, up from $991,080 at December 31, 2011. The growth in deposits continues to be primarily in the form of core deposits, resulting in lower funding costs which helped to mitigate downward pressure on the net interest margin during the quarter. The yield on earning asset was also effected by the persistently low interest rate environment which results in a decline in net interest margin.

As the economic recovery remains soft with a high level of unemployment, a significant factor impacting asset quality has been the continued lower market valuation of real estate collateral underlying mortgage loans. Given the current economic conditions, the Corporation continues to work through asset quality challenges. The level of the Corporation’s criticized and classified loans continued to improve and the non-performing loans totaled $32,584 at September 30, 2012, or 3.7% of total loans, a slight decrease from $34,471, or 4.1%, at December 31, 2011.

The allowance for possible loan losses was $17,587 at September 30, 2012 compared to $17,063 at December 31, 2011, equaling 1.99% of total loans at September 30, 2012 compared to 2.02% at December 31, 2011. Annualized net charge-offs to average loans for the nine months ended September 30, 2012 was 0.7% compared to 1.7% for December 31, 2011.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed average balance sheets for the three months ended September 30, 2012 and 2011. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$201,284	$1,145	2.26%	$200,807	$1,505	2.84%
State and political subdivisions	31,869	414	5.17	25,704	369	5.70
Federal funds sold and short-term investments	9,170	8	0.36	11,200	16	0.57
Restricted stock	5,741	69	4.80	5,741	67	4.63
Commercial loans	483,226	5,946	4.89	461,242	6,178	5.31
Residential real estate loans	56,955	792	5.53	59,323	829	5.55
Home equity lines of credit	108,931	1,071	3.91	109,739	1,063	3.84
Installment loans	231,488	2,207	3.79	207,940	2,653	5.06

Total Earning Assets	$1,128,665	$11,652	4.11%	$1,081,696	$12,680	4.65%

Allowance for loan loss	(17,436)			(18,035)
Cash and due from banks	25,984			34,279
Bank owned life insurance	18,262			17,555
Other assets	46,949			51,619

Total Assets	$1,202,425			$1,167,114

Liabilities and Shareholders’ Equity
Consumer time deposits	$442,940	$1,235	1.11%	$448,897	$1,811	1.60%
Public time deposits	48,484	107	0.88	68,695	76	0.44
Money market accounts	105,211	49	0.18	100,515	61	0.24
Savings deposits	112,272	19	0.07	99,007	41	0.16
Interest-bearing demand	163,404	41	0.10	147,928	55	0.15
Short-term borrowings	1,214	—	0.00	732	—	0.16
FHLB advances	49,442	214	1.72	42,949	263	2.43
Trust preferred securities	16,301	179	4.37	16,317	170	4.15

Total Interest-Bearing Liabilities	$939,268	$1,844	0.78%	$925,040	$2,477	1.06%

Noninterest-bearing deposits	143,719			125,147
Other liabilities	3,771			4,249
Shareholders’ Equity	115,666			112,678

Total Liabilities and Shareholders’ Equity	$1,202,425			$1,167,114

Net interest Income (FTE)		$9,808	3.46%		$10,203	3.74%
Taxable Equivalent Adjustment		(144)	(0.05)		(144)	(0.05)

Net Interest Income Per Financial Statements		$9,663			$10,059

Net Yield on Earning Assets			3.41%			3.69%

Results of Operations

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 76.6% of the Corporation’s revenues for the three months ended September 30, 2012. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $9,663 for the third quarter of 2012 compared to $10,059 during the same quarter of 2011. Adjusting for tax-exempt income, net interest income FTE, before provision for loan losses, for the third quarter of 2012 and 2011 was $9,808 and $10,203, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.46% for the three months ended September 30, 2012 compared to 3.74% for the three months ended September 30, 2011.

Average earning assets for the third quarter of 2012 were $1,128,665. This was an increase of $46,969, or 4.3%, compared to the same quarter last year. The current extended period of lower market interest rates has impacted the yield on average earning assets, which totaled 4.11% in the third quarter of 2012 compared to 4.65% for the same period a year ago. The yield on average loans during the third quarter of 2012 was 4.52%, which was 56 basis points lower than the yield on average loans during the third quarter of 2011 of 5.1%. Interest income from securities was $1,559 (FTE) for the three months ended September 30, 2012, compared to $1,874 during the third quarter of 2011. The yield on average securities was 2.66% and 3.32% for these periods, respectively.

The cost of interest-bearing liabilities was 0.78% during the third quarter of 2012 compared to 1.06% during the same period in 2011. This decrease is primarily due to an improved deposit mix with noninterest bearing accounts of $143,719, an increase of 14.8% when compared to the same period a year ago. Total average interest-bearing liabilities for the quarter ended September 30, 2012 increased $14,228, or 1.5%, compared to September 30, 2011. Average core deposits for the quarter ended September 30, 2012 increased $25,841, or 2.6%, compared to the same period of 2011. The average cost of trust preferred securities was 4.37% for the third quarter of 2012, compared to 4.15% for the third quarter of 2011. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48%.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2012 and September 30, 2011. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2012 over 2011
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$3	$(363)	$(360)
State and political subdivisions	80	(35)	45
Federal funds sold and interest-bearing deposits in banks	(2)	(6)	(8)
Restricted stock	(0)	2	2
Commercial loans	270	(502)	(232)
Residential real estate loans	(33)	(4)	(37)
Home equity lines of credit	(8)	16	8
Installment loans	224	(670)	(446)

Total Interest Income	534	(1,562)	(1,028)

Consumer time deposits	(17)	(559)	(576)
Public time deposits	5	26	31
Money market accounts	2	(14)	(12)
Savings deposits	2	(24)	(22)
Interest bearing demand	4	(18)	(14)
Short-term borrowings	—	—	—
FHLB advances	28	(77)	(49)
Trust preferred securities	1	8	9

Total Interest Expense	25	(658)	(633)

Net Interest Income (FTE)	$508	$(904)	$(395)

Net interest income (FTE) for the third quarter 2012 and 2011 was $9,808 and $10,203 respectively. Interest income (FTE) for the third quarter of 2012 decreased $1,028 in comparison to the same period in 2011. This decrease is primarily attributable to a $1,562 decrease due to rate and an increase of $534 due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $360, mainly as a result of the extended low interest rate environment, an increase in prepayment speeds and lower volume due to funding a portion of the loan growth. Interest income on commercial loans decreased $232, primarily due to increasing loan demand offsetting lower interest rates. The $37 decrease in interest income on real estate mortgage loans was primarily attributable to the refinancing in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling most of its new mortgage production into the secondary market.

Total interest expense decreased $633, attributable to a $658 decrease due to rate and offset by an increase in volume of $25. The $576 decrease in consumer time deposits was due primarily to lower market interest rates and a reduction in volume as some of these funds flowed into core deposit transaction accounts at lower costs. Overall, the total decrease in net interest income (FTE) of $395 was mainly attributable to an increase in volume of $508 offset by a $904 reduction due to rate which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 3 presents the condensed average balance sheets for the nine months ended September 30, 2012 and 2011. Rates are computed on a tax equivalent basis and nonaccrual loans are included in the average loan balances.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$195,682	$3,686	2.52%	$206,516	$4,594	2.97%
State and political subdivisions	31,826	1,242	5.21	25,137	1,109	5.90
Federal funds sold and short-term investments	12,877	27	0.28	24,278	38	0.21
Restricted stock	5,741	210	4.89	5,741	210	4.89
Commercial loans	481,602	17,802	4.94	454,305	17,984	5.29
Residential real estate loans	55,169	2,234	5.41	61,963	2,595	5.60
Home equity lines of credit	108,108	3,229	3.99	109,442	3,192	3.90
Installment loans	224,111	7,058	4.21	199,033	8,021	5.39

Total Earning Assets	$1,115,116	$35,488	4.25%	$1,086,415	$37,743	4.64%

Allowance for loan loss	(17,365)			(17,508)
Cash and due from banks	31,542			28,510
Bank owned life insurance	18,094			17,382
Other assets	47,698			52,548

Total Assets	$1,195,086			$1,167,347

Liabilities and Shareholders’ Equity
Consumer time deposits	$429,675	$3,929	1.22%	$460,731	$5,770	1.67%
Public time deposits	68,475	306	0.60	65,062	215	0.44
Money market accounts	106,067	152	0.19	99,627	227	0.30
Savings deposits	109,216	81	0.10	96,372	119	0.17
Interest-bearing demand	162,333	141	0.12	149,192	200	0.18
Short-term borrowings	889	—	0.07	830	2	0.21
FHLB advances	48,003	641	1.78	42,651	790	2.48
Trust preferred securities	16,318	527	4.32	16,321	511	4.18

Total Interest-Bearing Liabilities	$940,976	$5,777	0.82%	$930,786	$7,834	1.13%

Noninterest-bearing deposits	135,018			120,680
Other liabilities	4,055			4,448
Shareholders’ Equity	115,036			111,433

Total Liabilities and Shareholders’ Equity	$1,195,086			$1,167,347

Net interest Income (FTE)		$29,711	3.56%		$29,909	3.68%
Taxable Equivalent Adjustment		(460)	(0.05)		(400)	(0.05)

Net Interest Income Per Financial Statements		$29,251			$29,509

Net Yield on Earning Assets			3.51%			3.63%

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011 Net Interest Income Comparison

Net interest income accounted for 78.0% of the Corporation’s revenues for the nine months ended September 30, 2012. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $29,251 for the first nine months of 2012 compared to $29,509 during the same period of 2011. Adjusting for tax-exempt income, net interest income FTE, for the nine month period of 2012 and 2011 was $29,711 and $29,909, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.56% for the nine months ended September 30, 2012 compared to 3.68% for the nine months ended September 30, 2011. This decrease is mainly attributable to the extended lower interest rate environment which continues to apply downward pressure on the Corporation’s yield.

Average earning assets for the first nine months of 2012 were $1,115,116. This was an increase of $28,701, or 2.6%, compared to the same period last year. Due in part to the current extended period of lower market interest rates, the yield on average earning assets was 4.25% in the nine month period of 2012 compared to 4.64% for the same period last year. The yield on average loans during the nine month period of 2012 was 4.66%. This was 49 basis points is lower than the nine month period of 2011 at 5.15%. Interest income from securities was $4,928 (FTE) for the nine months ended September 30, 2012, compared to $5,913 during the first nine months of 2011. The yield on average securities was 2.81 % and 3.19% for these periods, respectively.

The cost of interest-bearing liabilities was 0.82% during the first nine months of 2012 compared to 1.13% during the same period in 2011. Total average interest-bearing liabilities as of September 30, 2012 increased $10,190 or 1.1%. Average core deposits increased 1.9% as of September 30, 2012 compared to the same period of 2011. The average cost of trust preferred securities was 4.32% for the first nine months of 2012, compared to 4.18% for the first nine months of 2011.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the nine months ended September 30, 2012 and September 30, 2011. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2012 over 2011
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(204)	$(704)	$(908)
State and political subdivisions	261	(128)	133
Federal funds sold and interest-bearing deposits in banks	(24)	13	(11)
Restricted stock	—	—	—
Commercial loans	1,009	(1,191)	(182)
Residential real estate loans	(275)	(86)	(361)
Home equity lines of credit	(40)	77	37
Installment loans	790	(1,753)	(963)

Total Interest Income	1,517	(3,772)	(2,255)

Consumer time deposits	(284)	(1,557)	(1,841)
Public time deposits	15	76	91
Money market accounts	9	(84)	(75)
Savings deposits	10	(48)	(38)
Interest bearing demand	11	(70)	(59)
Short-term borrowings	—	(2)	(2)
FHLB advances	71	(220)	(149)
Trust preferred securities	—	16	16

Total Interest Expense	(168)	(1,889)	(2,057)

Net Interest Income (FTE)	$1,685	$(1,883)	$(198)

Net interest income (FTE) for the nine months of 2012 and 2011 was $29,711 and $29,909, respectively. Interest income (FTE) for the first nine months of 2012 decreased $2,255 in comparison to the same period in 2011. This decrease is attributable to a $3,772 decrease due to rate offset by an increase of $1,517 due to volume. For the same period, interest expense decreased $2,057, with the decrease being primarily attributable to a $1,889 decrease due to rate and a decrease due to volume of $168. Overall, the total decrease in net interest income (FTE) of $198 was mainly attributable to an increase in volume of $1,685 offset by a $1,883 reduction due to rate.

Noninterest Income

Table 5: Details on Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$375	$378	$1,190	$1,251
Deposit service charges	994	1,099	2,858	3,015
Other service charges and fees	762	769	2,314	2,494
Income from bank owned life insurance	167	175	501	524
Other income	214	66	614	186

Total fees and other income	2,512	2,487	7,477	7,470

Gain on sale of securities	46	7	46	507
Gain on sale of loans	364	181	916	598
Gains (losses) on sale of other assets	31	(133)	(68)	(158)

Total noninterest income	$2,953	$2,542	$8,371	$8,417

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011 Noninterest Income Comparison

Total fees and other income for the three months ended September 30, 2012 was $2,512, an increase of $25, or 1.0%, over the same period 2011. Income earned on investment and trust services declined $3 compared to the prior period primarily as a result of lower trust assets under management. Deposit service charges decreased by $105 when compared to a year ago and continued to be impacted by the economic environment and recent regulations regarding overdrafts and debit card fees.

Total net gains recorded during the third quarter of 2012 increased $386 over the third quarter of 2011. This increase is due primarily to mortgage rates remaining near record lows, leading to a continuation of strong refinance activity and an increase in local home buying. A total of $8,799 of mortgage loans were sold during the third quarter of 2012 compared to $4,928 for third quarter 2011, an increase of 78.6%. In an effort to continue to generate positive returns the Corporation recently announced opening a Mortgage Banking Center in Solon, Ohio, as well as adding a sales team responsible for growing the mortgage business in Eastern Cuyahoga County.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011 Noninterest Income Comparison

Total fees and other income for the nine months ended September 30, 2012 was $7,477, an increase of $7, or less than 1.0%, over the same period of 2011. Income earned on investment and trust services decreased $61, or 4.9% compared to 2011, primarily as a result of lower trust assets under management. Other service charges and fees decreased $180, or 7.2%, compared to the same period last year primarily as a result of changes in regulations related to interchange fees. Service charges on deposits decreased $157, or 5.2%, which resulted primarily from both the economic environment and the new regulations regarding overdrafts.

Total net gains recorded during the first nine months of 2012 decreased by $53 over the first nine months of 2011. Net gains on the sale of loans increased by $318 in comparison to the same period one year ago and the gain on the sale of securities decreased by $461 year over year. Sales of bank owned property resulted in a loss of $68 during the first nine months of 2012 compared to a loss of $158 the same period one year ago.

Noninterest Expense

Table 6: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,228	$3,986	$12,233	$12,149
Furniture and equipment	1,313	821	3,022	2,299
Net occupancy	531	569	1,664	1,769
Professional fees	414	450	1,473	1,381
Marketing and public relations	312	215	954	761
Supplies, postage and freight	275	265	783	826
Telecommunications	191	163	536	547
Ohio Franchise tax	304	303	927	899
FDIC Assessments	346	396	1,132	1,369
Other real estate owned	107	144	414	941
Electronic banking expenses	121	236	682	668
Loan and Collection Expense	394	334	1,051	1,086
Other expense	142	447	1,398	1,345

Total noninterest expense	$8,678	$8,329	$26,269	$26,040

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011 Noninterest Expense Comparison

Noninterest expense for the third quarter of 2012 increased $348, or 4.2%, compared to the same period of 2011. The increase in noninterest expense was mainly attributable costs associated with the conversion of the Corporation’s bank operating system for both retail and commercial customers. Professional fees decreased by $36, or 8.0% and marketing and public relations increased by $97, or 45.1%, during the quarter. Other real estate costs decreased by $37 or 25.7% for the third quarter of 2012 compared to 2011, mainly due to an improvement in the OREO portfolio as management diligently works to control cost on foreclosed assets.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011 Noninterest Expense Comparison

Noninterest expense for the third quarter of 2012 increased $228, or 1.0%, compared to the same period of 2011. Furniture and equipment expense increased $723 or 31.5% for the nine months of 2012 compared to the nine months of 2012. The increase is due to equipment updates due to new regulations over ATMs and the system conversion. Other real estate costs decreased by $527 or 56.0% for the third quarter of 2012 compared to 2011, mainly due to an improvement in the OREO portfolio as management diligently works to control costs on foreclosed assets.

Income taxes

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011 Income Taxes Comparison

The Corporation recognized income tax expense of $538 and $500 for the third quarter of 2012 and 2011, respectively. Included in net income for the three months ended September 30, 2012 and September 30, 2011 was $482 and $457, respectively, of nontaxable income, including $136 and $143 related to life insurance policies and $346 and $314, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011 Income Taxes Comparison

The Corporation recognized income tax expense of $1,443 and $827 during the nine months of 2012 and 2011, respectively. Included in net income for the nine months ended September 30, 2012 and September 30, 2011 was $1,437 and $1,300 respectively, of nontaxable income, including $407 and $430, respectively, related to life insurance policies and $1,029 and $870, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the six month period was significantly less than income before income tax expense.

Financial Condition

Overview

The Corporation’s assets at September 30, 2012 were $1,206,778 compared to $1,168,422 at December 31, 2011. This is an increase of $38,356, or 3.3%. Total securities increased $9,322 or 4.1%, compared to December 31, 2011, mainly as a result of the Corporation’s purchase of U.S. Government agency securities and U.S. agency mortgage backed securities. Portfolio loans increased $42,627, or 5.1%, from December 31, 2011 due to increased loan demand. Total deposits increased $30,629, or 3.1%, at September 30, 2012 to $1,021,709 compared to $991,080 at December 31, 2011. The growth in deposits primarily came in the form of core deposits which generally tends to improve liquidity while reducing costs.

Securities

The composition of the Corporation’s securities portfolio at September 30, 2012 and December 31, 2011 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continues to employ its securities portfolio to manage interest rate risk and to manage its liquidity needs. As of September 30, 2012 the portfolio was comprised of 97.6% available for sale securities and 2.4% restricted stock. Available for sale securities were comprised of 20.2% U.S. Government agencies, 55.2% U.S. agency mortgage backed securities, 11.1% U.S. agency collateralized mortgage obligations and 13.5% municipal securities. At September 30, 2012, the available for sale securities had a net temporary unrealized gain of $6,315, representing 2.8% of the total amortized cost of the Bank’s available for sale securities.

Loans

The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.

Table 7: Details on Loan Balances

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$411,924	$381,852
Commercial	71,922	76,570
Residential real estate	68,549	64,524
Home equity loans	125,108	126,958
Indirect	195,358	180,089
Consumer	12,854	13,095

Total Loans	885,715	843,088
Allowance for loan losses	(17,587)	(17,063)

Net Loans	$868,128	$826,025

The Corporation continues to focus on quality loan growth within its markets increasing its commercial real estate, and indirect loan portfolios during the third quarter of 2012. Commercial real estate loans increased by $30,072 or 7.9%, compared to December 31, 2011 and commercial loans decreased by 4,648 or 6.1%, compared to December 31, 2011. Indirect loans increased by $15,269, or 8.5%, compared to December 31, 2011. The increase of $4,025 in real estate mortgages is mainly attributable to the Corporation electing to portfolio more of the 15 year fixed rate mortgage product. Home equity loans declined $1,850, or 1.5%, compared to December 31, 2011 and consumer loans decreased $241, or 1.8%, compared to December 31, 2011.

Total portfolio loans at September 30, 2012 were $885,715. This is an increase of $42,627 from December 31, 2011. At September 30, 2012, commercial and commercial real estate loans represented 54.6% of total portfolio loans. Real estate mortgages and home equity loans comprise 7.7% and 14.1% of total portfolio loans, respectively. Indirect and consumer loans were 22.1% of total portfolio loans. Consumer loans are made to borrowers on both secured and unsecured terms, depending on the maturity and nature of the loan.

Loans held for sale, and not included in portfolio loans, were $3,380 at September 30, 2012. Indirect auto loans held for sale accounted for the $1,964 of the loans held for sale while mortgage loans held for sale represented $1,416. The Corporation has a practice of retaining the servicing rights on all loans that are sold.

Expected cash flow and interest rate information for loans is presented in the following table:

Table 8: Cash Flow and Interest Rate Information for Loans:

September 30, 2012
Due in one year or less	$193,217
Due after one year but within five years	412,123
Due after five years	280,375

Totals	$885,715

Due after one year with a predetermined fixed interest rate	$527,616
Due after one year with a floating interest rate	164,882

Totals	$692,498

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained by the Corporation at a level considered by Management to be adequate and appropriate to cover probable credit losses inherent in the Corporation’s loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of Management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, trends in delinquency, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions, and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While Management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three and nine month periods ended September 30, 2012 and 2011.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$17,300	$17,351	$17,063	$16,136
Charge-offs:
Commercial real estate	738	577	2,057	2,669
Commercial	48	13	213	236
Real estate mortgage	292	721	1,267	1,746
Home equity loans	296	270	851	957
Indirect	161	117	738	264
Consumer	146	53	252	490

Total charge-offs	1,681	1,751	5,378	6,362

Recoveries:
Commercial real estate	9	34	39	249
Commercial	4	2	24	38
Real estate mortgage	3	39	86	49
Home equity loans	16	14	31	15
Indirect	54	32	244	77
Consumer	7	24	36	98

Total Recoveries	93	145	460	526

Net Charge-offs	1,587	1,606	4,918	5,836

Provision for loan losses	1,875	2,100	5,442	7,545
Balance at end of period	$17,587	$17,845	$17,587	$17,845

Loans outstanding at end of period	$885,715	$837,492	$885,715	$837,492

Allowance for loan losses as a percent of loans outstanding at the end of the period	1.99%	2.13%	1.99%	2.13%

Average Loans Outstanding	$876,817	$835,090	$865,462	$820,644

Annualized ratio to average loans:
Net Charge-offs	0.72%	0.76%	0.76%	0.95%
Provision for loan losses	0.85%	1.00%	0.84%	1.23%

The allowance for loan losses at September 30, 2012 was $17,587, or 1.99%, of outstanding loans, compared to $17,845, or 2.13%, of portfolio loans at September 30, 2011 and $17,063 or 2.02%, of outstanding loans at December 31, 2011. The allowance for loan losses was 54.0% and 48.1% of nonperforming loans at September 30, 2012 and September 30, 2011, respectively.

The provision for loan losses for the quarter ended September 30, 2012 was $1,875 compared to provision for loan losses of $2,100 one year ago and for the nine months ended September 30, 2012 was $5,442 compared to $7,545 for the nine months ended September 30, 2011. Net charge-offs for the three months ended September 30, 2012 were $1,587 compared to $1,606 for the three months ended September 30, 2011. Net charge-offs for the nine months ended September 30, 2012 were $4,918 compared to $5,836 for the nine months ended September 30, 2011. Annualized net charge-offs as a percent of average loans for the third quarter and first nine months of 2012 were 0.72% and 0.76% respectively, compared to 0.76% and 0.95% for the same periods in 2011. The provision for loan losses for the three and nine month periods ended September 30, 2012 was, in the opinion of Management, adequate when balancing the charge-off levels with the level of nonperforming loans, the level of potential problem loans and delinquency. The resulting allowance for loan losses is, in the opinion of Management, sufficient given its analysis of the information available about the portfolio at September 30, 2012. The Corporation continues to aggressively address potential problem loans, and underwriting standards continue to be adjusted in response to trends and asset review findings.

Deposits

Table 10: Deposits and Borrowings

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Demand deposits	$143,719	$125,068	0.00%	0.00%
Interest checking	163,404	151,077	0.10	0.14
Savings deposits	112,272	101,586	0.07	0.16
Money Market Accounts	105,211	100,903	0.18	0.23
Consumer time deposits	442,940	432,755	1.11	1.46
Public time deposits	48,484	79,716	0.88	0.45

Total Deposits	1,016,030	991,105	0.66	0.73
Short-term borrowings	1,214	565	0.01	0.15
FHLB borrowings	49,442	42,606	1.72	2.46
Junior subordinated debentures	16,301	16,323	4.37	4.25

Total borrowings	66,957	59,494	2.34	2.92

Total funding	$1,082,987	$1,050,599	0.78%	0.86%

Average deposits for the three months ended September 30, 2012 were $1,016,030 compared to average deposits of $991,105 for the three months ended December 31, 2011. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. As indicated in the table above, growth in transaction core deposits has reduced the Corporation’s reliance on higher interest bearing time deposit accounts and has helped maintained the net interest margin. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland.

The following table summarizes total consumer and public time deposits greater than or equal to $100,000 as of September 30, 2012 by remaining maturity:

Table 11: Consumer and Public Time Deposits Greater Than $100,000

September 30, 2012
(Dollars in thousands)

Less than 3 months	29,808
3 to 6 months	64,771
6 to 12 months	81,894
Over 12 months	80,887

Total	$257,360

Borrowings

The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include federal funds purchased and repurchase agreements. As of September 30, 2012, the Corporation had $988 of short-term borrowings. There were no federal funds purchased at September 30, 2012 and December 31, 2011. Long-term borrowings for the Corporation consist of Federal Home Loan Bank advances of $47,494 and junior subordinated debentures of $16,238 at September 30, 2012. Federal Home Loan Bank advances were $42,497 at December 31, 2011. Maturities of long-term Federal Home Loan Bank advances are presented in Note 9 to the Consolidated Financial Statements contained within this Form 10-Q.

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

Regulatory Capital

The Corporation maintained an appropriate capital position during the third quarter of 2012. Total shareholders’ equity was $116,077 at September 30, 2012. This is an increase of $2,803 or 2.5% over December 31, 2011. For the nine months ended September 30, 2012, total shareholders’ equity was increased by net income of $4,468 and increased by $149 in accumulated in other comprehensive income. This increase was offset by decreases of $860 related to the repurchase of warrants, $229 for share-based compensation, $237 in cash dividends payable to common shareholders and $956 in cash dividends payable to preferred shareholders. The Corporation held 328,194 shares of common stock as treasury stock at September 30, 2012, at a cost of $6,092.

The Corporation and the Bank continue to monitor balance sheet growth in an effort to stay within the guidelines established by applicable regulatory authorities. At September 30, 2012 and December 31, 2011, the Corporation and Bank maintained capital ratios consistent with current guidelines to be deemed well-capitalized under Federal banking regulations.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or approximately 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However the terms of the Corporation Series B Preferred Stock provide that, as long as the Series B Preferred Stock issued is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of September 30, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program.

On June 19, 2012, the Treasury completed the offer and sale of 25,223 shares of the Company’s Series B Preferred Stock. The underwriters in the offering purchased the Series B Preferred Stock from Treasury at a price of $856.1325 per share, and sold the Series B Preferred Stock to the public through a modified dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering.

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

•

limitations on the Corporation’s ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Corporation’s common shares that may result from, among other things, funding any repurchase or redemption of the Corporation’s outstanding preferred stock;

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

Nonperforming Assets

Total nonperforming assets consist of nonperforming loans and other foreclosed assets. A loan is considered nonperforming if it is 90 days past due and/or in Management’s estimation the collection of interest on the loan is doubtful. Nonperforming loans no longer accrue interest and are accounted for on a cash basis. The ratio of nonperforming loans to total loans decreased from 4.09% at December 31, 2011 to 3.68% at September 30, 2012. This is the result of Management’s continued focus on asset quality. Nonperforming loans at September 30, 2012 were $32,584 compared to $34,471 at December 31, 2011, a decrease of $1,887 or 5.5%. Of this total, commercial real estate loans were $20,629 or 63.3% of total nonperforming loans compared to $21,512 or 62.4% of total nonperforming loans at December 31, 2011. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed.

Other foreclosed assets were $1,653 as of September 30, 2012 compared to $1,687 at December 31, 2011. The $1,653 is comprised of $1,270 in residential properties and $383 in commercial real estate properties. This compares to $856 in residential properties and $831 in commercial real estate properties as of December 31, 2011.

Table 12 sets forth nonperforming assets at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$20,629	$21,512
Commercial	484	1,072
Residential real estate	6,317	6,551
Home equity loans	4,178	4,365
Indirect	637	711
Consumer	339	260

Total nonperforming loans	32,584	34,471

Other foreclosed assets	1,653	1,687

Total nonperforming assets	$34,237	$36,158

Loans 90 days past due accruing interest	$—	$—

Allowance for loan losses to nonperforming loans	53.97%	49.50%

Table 12: Nonperforming Assets

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

Two more useful tools in managing market risk are net interest income at risk simulation and economic value of equity simulation. A net interest income-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides Management with a range of possible net interest margin outcomes. Trends that are identified in net interest income at risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. Using a rolling 12 month forecast, at September 30, 2012, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $938, or 2.5%, and in a -200 basis point shock, net interest income would decrease $1,763, or 4.7%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, Management pricing changes, customer preferences and other factors are likely to produce different results.

The Economic Value of Equity at Risk (EVE) is the difference between the present value of all asset cash flows and the present value of all liability cash flows. EVE at risk is an estimate of the Corporation’s capital at risk to adverse changes in interest rates and represents the structural mismatch between the rate sensitivity of the assets versus the liabilities. It is a comprehensive measure for assessing and managing the Corporation’s interest rate risk exposure. At September 30, 2012, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 15.6% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.2%.

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

The Corporation’s primary source of liquidity is its core deposit base, raised though its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $54,246 at September 30, 2012.

ITEM 4. Controls and Procedures

The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.

Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2012 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation’s 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation’s Board of Directors or to solicit proxies with respect to the voting of the Corporation’s common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation’s 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation’s motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation’s motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne’s motion to dissolve the preliminary injunction. Prior to the Court’s decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne’s appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation’s motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation’s

Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court’s decision granting a permanent injunction to the Sixth Circuit. The Corporation filed a motion to dismiss the appeal, which remains pending in the Sixth Circuit. The District Court has stayed all proceedings pending resolution of the matter in the Sixth Circuit. The appeal has not yet been briefed and the Sixth Circuit has not set a date for oral argument. All other claims remain pending in the District Court, but have been stayed pending resolution of the appeal.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. However, the terms of the Corporation’s Series B Preferred Stock provide that, as long as the series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of September 30, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program.

Item 6. Exhibits.

(a)	The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC. (Registrant)

Date: November 14, 2012	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Chief Executive Officer Rule 13a -14(a)/15d -14(a) Certification.

31.2	Chief Financial Officer Rule 13a -14(a)/15d -14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.