Form 10-K
period 2012-12-31
LNB BANCORP INC
filed 2013-03-06
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2012 was approximately $45,092,641.
The number of common shares of the registrant outstanding on March 1, 2013 was 7,944,354.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2012.

PART I

Item 1.	Business
LNB Bancorp, Inc. (the “Corporation”) is a diversified banking services company headquartered in Lorain, Ohio. It is organized as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Its predecessor, The Lorain Banking Company, was a state chartered bank founded in 1905. It merged with the National Bank of Lorain in 1961, and in 1984 became a wholly-owned subsidiary of LNB Bancorp, Inc.
The Corporation engages in lending and depository services, investment services, and other traditional banking services. These services are generally offered through the Corporation's wholly-owned subsidiary, The Lorain National Bank (the “Bank”).
The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 28 automated teller machines (“ATM's”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County.
Services
Commercial Lending.    The Bank's commercial lending activities consist of commercial and industrial loans, commercial real estate loans, construction and equipment loans, letters of credit, revolving lines of credit, Small Business Administration loans and government guaranteed loans. The Bank's wholly-owned subsidiary, North Coast Community Development Corporation, offers commercial loans with preferred interest rates on projects that meet the standards for the federal government's New Markets Tax Credit Program.
Residential, Installment and Personal Lending.    The Bank's residential mortgage lending activities consist of loans for the purchase of personal residences, originated for portfolio or to be sold in the secondary markets. The Bank's installment lending activities consist of traditional forms of financing for automobile and personal loans, indirect automobile loans, second mortgages, and home equity lines of credit. The Bank provides indirect lending services to new and used automobile dealerships located in Ohio, Kentucky, Indiana, North Carolina, Tennessee and Georgia. Through this program, the Bank has generated high-quality short-term assets that have been placed in its own portfolio or sold to several investor banks.
Deposit Services.    The Bank's deposit services include traditional transaction and time deposit accounts, as well as cash management services for corporate and municipal customers. The Bank has occasionally supplemented local deposit generation with time deposits generated through a broker relationship. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”).
Other Services.    Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers' checks, money orders, cashiers checks, ATM's, debit cards, wire transfer, electronic funds transfers, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.
Competition and Market Information
The Corporation competes primarily with 18 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $930 thousand to over $970 million. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $3.9 billion.

The Bank's market share of total deposits in Lorain County was 22.14% in 2012 and 22.05% in 2011, and the Bank ranked number two in market share in Lorain County in 2012 and 2011.
The Corporation's Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with 10 other financial institutions for $637 million in deposits in the City of Hudson, and holds a market share of 20.09%.
The Bank has a limited presence in Cuyahoga County, competing primarily with 28 other financial institutions. Cuyahoga County deposits as of June 30, 2012 totaled $37.1 billion. The Bank's market share of deposits in Cuyahoga County was 0.07% in 2012 and 2011 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2012.

Business Strategy
The Bank seeks to compete with larger financial institutions by providing exceptional local service that emphasizes direct customer access to the Bank's officers and compete with smaller local banks by providing more convenient distribution channels and a wider array of products. The Bank endeavors to provide informed and courteous personal services. The Corporation's management team (“Management”) believes that the Bank is well-positioned to compete successfully in its market area. Competition among financial institutions is based largely upon interest rates offered on deposit accounts, interest rates charged on loans, the relative level of service charges, the quality and scope of the services rendered, the convenience of the banking centers and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of the Bank to provide quality personal service and its local community involvement give the Bank a competitive advantage over other financial institutions operating in its markets.
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
Regulatory Capital Standards and Related Matters
Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2012.
Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. To the extent statutory or regulatory provisions are described in this section, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

The Corporation and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank's extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.

EESA and ARRA

The Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the related interim final rule promulgated by the U.S. Treasury, among other things, imposed certain employee compensation and corporate expenditure limits on all participants in the U.S. Treasury's TARP Capital Purchase Program (“CPP”). The Corporation was a participant in the CPP as a result of its issuance and sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), to the Treasury in December 2008. As part of the Treasury's strategy for winding down its remaining investments in TARP, particularly in community banks, the Treasury conducted various public auctions of TARP preferred stock in 2012. On June 19, 2012, the Treasury completed a sale of the Series B Preferred Stock to the public through a modified Dutch auction. As a result, the Corporation is no longer subject to the employee compensation and corporate expenditure limits in EESA, ARRA and the related interim final rule. For details regarding the Corporation's participation in the CPP and the Treasury's sale of the Series B Preferred Stock, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The law also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. In addition, the law restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, such as the Corporation, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.

Because most aspects of this legislation continue to be subject to intensive agency rulemaking and subsequent public comment prior to implementation, which may occur over the next 12 months or more, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation.
Federal Deposit Insurance Act
Deposit Insurance Coverage Limits.    Under the Dodd-Frank Act, the FDIC standard maximum depositor insurance coverage limit has been permanently increased to $250,000. The Dodd-Frank Act also provided that certain non-interest bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.
Deposit Insurance Assessments.    Substantially all of the Bank's domestic deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. In February 2011, the FDIC approved an amendment to its deposit insurance assessment regulations. The rule implements a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 capital. The rule also changes the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC.
FICO Assessments.    Since 1997, all FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on 30-year noncallable bonds issued by the Financing Corporation (“FICO”) in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO assessments are separate from and in addition to deposit insurance assessments, are adjusted quarterly and, unlike deposit insurance assessments, are assessed uniformly without regard to an institution's risk category.
Conservatorship and Receivership of Institutions.    If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution's affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution's shareholders or creditors.

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
Prompt Corrective Action.    The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution's capital level. This framework and the authority it confers on the federal banking agencies supplement other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.
Basel III
Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. In June 2012, the Federal Reserve Board released proposed rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from Tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%. Final rules are expected to be adopted in 2013.
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
Employees
As of December 31, 2012, the Corporation employed 262 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.
Industry Segments
The Corporation and the Bank are engaged in one line of business, which is banking services. See Item 8, “Financial Statements and Supplementary Data” for financial information regarding the Corporation's business.
Available Information
LNB Bancorp, Inc.'s internet website is www.4LNB.com. Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available through this website or directly through the Securities and Exchange Commission (the “SEC”) website which is www.sec.gov.

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

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increases in interest rates or further weakening of economic conditions that could constrain borrowers' ability to repay outstanding loans or diminish the value of the collateral securing those loans;

•
market conditions or other events that could negatively affect the level or cost of funding, affecting the Corporation's ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth, and new business transactions at a reasonable cost, in a timely manner and without adverse consequences;

•
changes in political conditions or the legislative or regulatory environment, including new or heightened legal standards and regulatory requirements, practices or expectations, which may impede profitability or affect the Corporation's financial condition (such as, for example, the Dodd-Frank Act and rules and regulations that have been or may be promulgated under the Act);

•
persisting volatility and limited credit availability in the financial markets, particularly if market conditions limit the Corporation's ability to raise funding to the extent required by banking regulators or otherwise;

•	significant increases in competitive pressure in the banking and financial services industries, particularly in the geographic or business areas in which the Corporation conducts its operations;

•
limitations on the Corporation's ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Corporation's common shares that may result from, among other things, funding any repurchase or redemption of the Corporation's outstanding preferred stock;

•	adverse effects on the Corporation's ability to engage in routine funding transactions as a result of the actions and commercial soundness of other financial institutions;

•
general economic conditions becoming less favorable than expected, continued disruption in the housing markets and/or asset price deterioration, which have had and may continue to have a negative effect on the valuation of certain asset categories represented on the Corporation's balance sheet;

•	increases in deposit insurance premiums or assessments imposed on the Corporation by the FDIC;

•	a failure of the Corporation's operating systems or infrastructure, or those of its third-party vendors, that could disrupt its business;

•	risks that are not effectively identified or mitigated by the Corporation's risk management framework; and

•
difficulty attracting and/or retaining key executives and/or relationship managers at compensation levels necessary to maintain a competitive market position; as well as the risks and uncertainties described from time to time in the Corporation's reports as filed with the SEC.

The Corporation undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors
As a competitor in the banking and financial services industries, the Corporation and its business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in the Corporation's other filings with the SEC, before making any investment decision with respect to the Corporation's securities. In particular, you should consider the discussion contained in Item 7 of this Annual Report on Form 10-K, which contains Management's Discussion and Analysis of Financial Condition and Results of Operations.
The risks and uncertainties described below may not be the only ones the Corporation faces. Additional risks and uncertainties not presently known by the Corporation or that the Corporation currently deems immaterial may also affect the Corporation's business. If any of these known or unknown risks or uncertainties actually occur or develop, the Corporation's business, financial condition, results of operations and future growth prospects could change. Under those circumstances, the trading prices of the Corporation's securities could decline, and you could lose all or part of your investment.
Economic trends have adversely affected the Corporation's industry and business and may continue to do so.
Difficult economic conditions, particularly over the last few years, led to dramatic declines in the housing market that resulted in decreasing home prices and increasing delinquencies and foreclosures which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. These general economic trends, the reduced availability of commercial credit and relatively high rates of unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected the Corporation's business, financial condition, results of operations and share price and may continue to do so. Also, the Corporation's ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions remains slow to recover and local governments and many companies continue to be in difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Any worsening of current conditions or slowing of any economic recovery would have an adverse effect on the Corporation, its customers and the other financial institutions in its market. As a result, the Corporation may experience increases in foreclosures, delinquencies and customer bankruptcies.
Changes in interest rates could adversely affect the Corporation's earnings and financial condition.
The Corporation's earnings and cash flows depend substantially upon its net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Corporation's control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (1) the Corporation's ability to originate loans and obtain deposits; (2) the fair value of the Corporation's financial assets and liabilities, including its securities portfolio; and (3) the average duration of the Corporation's interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on the Corporation's financial condition and results of operations.
The Corporation's allowance for loan losses may not be adequate to cover actual future losses.
The Corporation maintains an allowance for loan losses to cover probable and incurred loan losses. Every loan the Corporation makes carries a certain risk of non-repayment, and the Corporation makes various assumptions and judgments about the collectibility of its loan portfolio including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, Management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Corporation. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Corporation's control, and these losses may exceed current estimates. The Corporation cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Corporation's assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Corporation's allowance for loan losses could have a material adverse impact on its financial condition and results of operations.
Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Changes in economic and political conditions could adversely affect the Corporation's earnings.
The Corporation's success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Corporation's control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings. Because the Corporation has a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and the Corporation's ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of the Corporation's borrowers to make timely repayments of their loans, which would have an adverse impact on the Corporation's earnings. If during a period of reduced real estate values the Corporation is required to liquidate the collateral securing a loan to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Corporation's profitability and adversely affect its financial condition. The substantial majority of the Corporation's loans are to individuals and businesses in Ohio. Consequently, significant declines in the economy in Ohio could have a materially adverse effect on the Corporation's financial condition and results of operations. Furthermore, future earnings are susceptible to declining credit conditions in the markets in which the Corporation operates.
Certain industries, including the financial services industry, are disproportionately affected by certain economic indicators such as unemployment and real estate asset values. Should the improvement of these economic indicators lag the improvement of the overall economy, the Corporation could be adversely affected.
Should the stabilization of the U.S. economy lead to a general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. Furthermore, financial services companies with a substantial lending business are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, the Corporation's results of operations could be negatively affected.
Strong competition may reduce the Corporation's ability to generate loans and deposits in its market.
The Corporation competes in a consolidating industry. A large part of the Corporation's competition continues to be large regional companies which have the capital resources to substantially impact such things as loan and deposit pricing, delivery channels and products. This may allow those companies to offer what may be perceived in the market as better pricing, better products and better convenience relative to smaller competitors like the Corporation, which could impact the Corporation's ability to grow its assets and earnings.
The Corporation's earnings and reputation may be adversely affected if credit risk is not properly managed.
Originating and underwriting loans is critical to the success of the Corporation. This activity exposes the Corporation to credit risk, which is the risk of losing principal and interest income because the borrower cannot repay the loan in full. The Corporation depends on collateral in underwriting loans, and the value of this collateral is impacted by interest rates and economic conditions.
The Corporation's earnings may be adversely affected if management does not understand and properly manage loan concentrations. The Corporation's commercial loan portfolio is concentrated in commercial real estate. This includes significant commercial and residential development customers. This means that the Corporation's credit risk profile is dependent upon, not only the general economic conditions in the market, but also the health of the local real estate market. Certain of these loans are not fully amortized over the loan period, but have a balloon payment due at maturity. The borrower's ability to make a balloon payment typically will depend on being able to refinance the loan or to sell the underlying collateral. This factor, combined with others, including the Corporation's geographic concentration, can lead to unexpected credit deterioration and higher provisions for loan losses.
The Corporation is subject to liquidity risk.
Market conditions or other events could negatively affect the level or cost of funding, affecting the Corporation's ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could adversely affect the Corporation's business, financial condition and results of operations.
As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. While it is not yet clear what form these requirements will take or how they will apply to the Corporation, it is possible that the Corporation could be required to increase its capital levels above the levels in its current financial plans. These new requirements could have a negative impact on the Corporation's ability to lend, grow deposit balances or make acquisitions and on its ability to make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Corporation's return on equity.
Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Corporation or the businesses in which it is engaged.
The financial services industry is extensively regulated. The Corporation is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit the Corporation's shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation or its ability to increase the value of its business.
The US government has undertaken major reform of the financial services industry, including new efforts to protect consumers and investors from financial abuse. The Corporation expects to face further increased regulation of its industry as a result of current and future initiatives intended to provide economic stimulus, financial market stability and enhanced regulation of financial services companies and to enhance the liquidity and solvency of financial institutions and markets. The Corporation also expects in many cases more aggressive enforcement of regulations on both the federal and state levels. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against the Corporation could require it to devote significant time and resources to defending its business and may lead to penalties that materially affect the Corporation and its shareholders.
In June 2012, the Federal Reserve Board released proposed rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The proposed rules would substantially increase the complexity of capital calculations and the amount of required capital to be maintained. Specifically, the proposed rules would reduce the items that count as capital, establish higher capital ratios for all banks and increase risk weighting of a number of asset classes a bank holds. The potential impact of the proposed rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. The cost of implementation and ongoing compliance with the proposed rules may also negatively impact operating costs. To the extent the Company is required to increase capital in the future to comply with the proposed rules, existing shareholders may be diluted and/or our ability to pay common share dividends may be reduced.
The Dodd-Frank Act may adversely affect the Corporation's business, financial conditions and results of operations.
The Dodd-Frank Act, which became law in July 2010, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, the effects of the Act on the Corporation's business will depend largely on the implementation of the Act by those agencies, and many of the details of the new law and the effects they will have on the Corporation may not be known for months or even years.
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

•
An independent Consumer Financial Protection Bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New trust preferred securities will no longer count toward Tier 1 capital;

•	The prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011;

•
The standard maximum amount of deposit insurance per customer is permanently increased to $250,000 and certain non-interest bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution's total assets minus the sum of its average tangible equity during the assessment period;

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

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Corporation's operations.
The Corporation may be adversely impacted by weakness in the local economies it serves.
The Corporation's business activities are geographically concentrated in Northeast Ohio and, in particular, Lorain County, Ohio, where commercial activity has deteriorated at a greater rate than in other parts of Ohio and in the national economy. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. This has led to and may lead to further unexpected deterioration in loan quality, slower asset and deposit growth, which may adversely affect the Corporation's operating results. Moreover, the Corporation cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.
Future FDIC premiums could be substantially higher and would have an unfavorable effect on earnings.
Higher levels of bank failures over the last few years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC now insures deposit accounts up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured with unlimited coverage through December 31, 2012. These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. The Dodd-Frank Act also imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits. These announced increases, legislative and regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Corporation's earnings and financial condition. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels.
The soundness of other financial institutions could adversely affect the Corporation.
The Corporation's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation's counterparty or client. In addition, the Corporation's credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due the Corporation. There is no assurance that any such losses would not materially and adversely affect the Corporation's results of operations.
A failure of the Corporation's operating systems or infrastructure, or those of its third-party vendors, could disrupt its business.
The Corporation's business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and the Corporation's product specifications, which it changes to reflect its business needs. As processing demands change and the Corporation's loan portfolios grow in both volume and differing terms and conditions, developing and maintaining the Corporation's operating systems and infrastructure becomes increasingly challenging and there is no assurance that the Corporation can adequately or efficiently develop and maintain such systems. The Corporation's loan originations and conversions and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly or become disabled as a result of events that are beyond the Corporation's control, adversely affecting its ability to process these transactions. Any such failure could adversely affect the Corporation's ability to service its customers, result in financial loss or liability to its customers, disrupt its business, result in regulatory action or cause reputational damage. Despite the plans and facilities the Corporation has in place, its ability to conduct business may be adversely affected by a disruption in the infrastructure that supports its businesses. This may include a disruption involving electrical, communications, internet, transportation or other services used by the Corporation or third parties with which it conducts business.

Notwithstanding the Corporation's efforts to maintain business continuity, a disruptive event impacting its processing locations could adversely affect its business, financial condition and results of operations. The Corporation's operations rely on the secure processing, storage and transmission of personal, confidential and other information in its computer systems and networks. Although the Corporation takes protective measures, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond the Corporation's control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, the Corporation's computer systems and networks, could be jeopardized or otherwise interruptions or malfunctions in its operations could result in significant losses or reputational damage. The Corporation also routinely transmits and receives personal, confidential and proprietary information, some through third parties. The Corporation has put in place secure transmission capability, and works to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, the Corporation may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by it. If one or more of such events occur, the Corporation's business, financial condition or results of operations could be significantly and adversely affected.

The Corporation is subject to risk from the failure of third party vendors.
The Corporation relies on other companies to provide components of the Corporation's business infrastructure. Third party vendors provide certain components of the Corporation's business infrastructure, such the Bank's processing and electronic banking systems, item processing and Internet connections. While the Corporation has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties not providing the Corporation their services for any reason or their performing their services poorly, could adversely affect the Corporation's ability to deliver products and services to the Corporation's operations directly through interference with communications, including the interruption or loss of the Corporation's websites, which could adversely affect the Corporation's business, financial condition and results of operations.

The Corporation may have fewer resources than many of its competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Corporation's future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in its operations.  Many of the Corporation's competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.
Changes in accounting standards could materially impact the Corporation's financial statements.
The Financial Accounting Standards Board (FASB) may change the financial accounting and reporting standards that govern the preparation of the Corporation's financial statements. These changes can be difficult to predict and can materially impact how the Corporation records and reports it financial condition and results of operations.
The Corporation may not be able to attract and retain skilled people.
The Corporation's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities in which the Corporation is engaged can be intense, and the Corporation may not be able to retain or hire the people it wants and/or needs. In order to attract and retain qualified employees, the Corporation must compensate its employees at market levels. If the Corporation is unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, the Corporation's performance, including its competitive position, could suffer, and, in turn, adversely affect the Corporation's business, financial condition and results of operations.
The Corporation's issuance of Series B Preferred Stock may limit the Corporation's ability to return capital to its shareholders. If the Corporation is unable to redeem such preferred shares, the dividend rate will increase substantially.
As long as the Corporation's Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation's common shares, are prohibited to the extent there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. These restrictions may have an adverse effect on the market price of the Corporation's Common Shares, and, as a result, they could adversely affect the Corporation's business, financial condition and results of operations.

Unless the Corporation is able to repurchase or redeem the Series B Preferred Stock by February 14, 2014, the dividend payments on this capital will increase substantially at that point, from 5% (approximately $0.9 million annually) to 9% (approximately $1.7 million annually). Depending on market conditions at the time, this increase in dividends could significantly impact the Corporation's liquidity, and as a result, adversely affect the Corporation's business, financial condition and results of operations.
The Corporation's ability to pay dividends is subject to limitations.
Holders of the Corporation's common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, the Corporation's common shareholders are subject to the prior dividend rights of holders of its preferred stock.
In September 2009, the Corporation reduced its quarterly dividend on its common shares to $0.01 per share and does not expect to increase the quarterly dividend above $0.01 until after such time as the Corporation's Series B Preferred Stock has been repurchased or redeemed in full. The Corporation could determine to eliminate its common shares dividend altogether. Furthermore, as long as the Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation's common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. This could adversely affect the market price of the Corporation's common shares. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.
In addition, the terms of the Corporation's outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Additional capital may not be available to the Corporation if and when it is needed.
The Corporation and the Bank are subject to capital-based regulatory requirements. The ability of the Corporation and the Bank to meet capital requirements is dependent upon a number of factors, including results of operations, level of nonperforming assets, interest rate risk, future economic conditions, future changes in regulatory and accounting policies and capital requirements, and the ability to raise additional capital if and when it is needed. Certain circumstances, such as a reduction of capital due to losses from nonperforming assets or otherwise, could cause the Corporation or the Bank to become unable to meet applicable regulatory capital requirements, which may materially and adversely affect the Corporation's financial condition, liquidity and results of operations. In such an event, additional capital may be required to meet requirements. The Corporation's ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside its control, and on the Corporation's financial performance. Accordingly, additional capital, if needed, may not be available on terms acceptable to the Corporation. Furthermore, if any such additional capital is raised through the offering of equity securities, it may dilute the holdings of the Corporation's existing shareholders or reduce the market price of the Corporation's common shares, or both.
The Corporation's risk management framework may not effectively identify or mitigate its risks.
The Corporation's risk management framework seeks to mitigate risk and appropriately balance risk and return. The Corporation has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, and strategic risk. The Corporation seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Corporation's risks in some cases depends upon the use of analytical and/or forecasting models. If the models that the Corporation uses to mitigate these risks are inadequate, the Corporation may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that the Corporation has not appropriately anticipated, identified or mitigated. If the Corporation's risk management framework does not effectively identify or mitigate its risks, it could suffer unexpected losses and could be materially adversely affected.
If the Corporation is required to write down goodwill recorded in connection with its acquisitions, the Corporation's profitability would be negatively impacted.
Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. At December 31, 2012, the Corporation had approximately $21.6 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation's financial condition and results of operations.
Our compensation expense may increase substantially as a result of the sale of the Corporation's Series B Preferred Stock by the United States Department of the Treasury.
As a result of the United States Department of the Treasury's sale of the Corporation's Series B Preferred Stock, certain executive compensation restrictions and corporate governance standards, as set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance published June 15, 2009, are no longer be applicable and the Corporation's compensation expense for its executive officers and other senior employees may increase substantially.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Corporation's corporate offices are located at 457 Broadway, Lorain, Ohio. As of December 31, 2012, the Corporation and its subsidiaries operated a total of 26 facilities, including its banking centers, loan production offices, corporate offices, and maintenance, purchasing, operations and professional development centers, which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio. Of these facilities, 13 were owned, including the corporate offices. The other 13 facilities were leased from unaffiliated third parties on varying lease terms. See Note 8 to the consolidated financial statements contained in Item 8, “Financial Statement and Supplementary Data.”

The 26 facilities and their addresses are listed in the following table:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin	24 East College Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	540 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Wesleyan Village	807 West Avenue, Elyria
Morgan Bank	178 West Streetsboro Street, Hudson
Solon Mortgage Center	34305 Solon Rd., Franklin's Row #30, Solon
Cuyahoga Loan Production Office	2 Summit Park Drive, Independence
Operations Center	2130 West Park Drive, Lorain
Maintenance Center	2140 West Park Drive, Lorain
Purchasing Center	2150 West Park Drive, Lorain
Professional Development Center	521 Broadway, Lorain
Sixth Street Drive-In	200 West 6th Street, Lorain

The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The remaining space is expected to be utilized to accommodate future growth. The Corporation considers all its facilities to be in good condition, well-maintained and more than adequate to conduct the business of banking.

Item 3.	Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation's 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation's Board of Directors or to solicit proxies with respect to the voting of the Corporation's common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation's 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation's motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation's motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne's motion to dissolve the preliminary injunction. Prior to the Court's decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne's appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation's motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation's Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court's decision granting a permanent injunction to the Sixth Circuit. The Corporation filed a motion to dismiss the appeal, which remains pending in the Sixth Circuit. The District Court has stayed all proceedings pending resolution of the matter in the Sixth Circuit. The appeal has been fully briefed and the Sixth Circuit has not set a date for oral argument. All other claims remain pending in the District Court, but have been stayed pending resolution of the appeal.

Item 4.	Mine Safety Disclosures
Not applicable.

Supplemental Item — Executive Officers of the Registrant
Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in this Part I:

Name	Age	Principal Occupation For Past Five Years	Positions and Offices Held with LNB Bancorp, Inc.	Executive Officer Since
Daniel E. Klimas	54	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005

Gary J. Elek	61	Chief Financial Officer, LNB Bancorp, Inc., from April 2009 to present. Vice President and Controller for North America of A. Schulman, Inc. in Akron, Ohio from 2006 to 2008. Corporate Controller of A. Schulman, Inc. from 2004 to 2006. Executive Vice President, Corporate Development from 1999 to 2004, as Senior Vice President, Corporate Development from 1997 to 1999 and as Senior Vice President and Treasurer from 1988 to 1997 of FirstMerit Corporation.	Chief Financial Officer and Principal Accounting Officer	2009

David S. Harnett	61	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., August 2007 to present. Senior Lender and Chief Credit Officer, January 2006 to August 2007, and Senior Vice President and Chief Credit Officer, January 2002 to January 2006, of the Cleveland, Ohio affiliate of Fifth Third Bank.	Senior Vice President and Chief Credit Officer	2007

Kevin Nelson	49	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank (a division of the Bank), from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President and Director of Indirect Lending	2009

Frank A. Soltis	60	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President and Director of Technology & Operations	2005

Mary E. Miles	54	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President and Director of Human Resources, Professional Development & Security	2005

John Simacek	60	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Senior Retail Executive, The Lorain National Bank (a subsidiary of the Corporation), October 2005 to present. Vice President and Regional Manager of the Cleveland, Ohio affiliate of Fifth Third Bank, 1999 to October 2005.	Senior Vice President and Senior Retail Executive	2009

Robert F. Heinrich	59	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009

Peter R. Catanese	56	Senior Vice President and Marketing Director, LNB Bancorp, Inc., from September 2005 to present. Vice President, Charter One Bank, May 1998 to September 2005.	Senior Vice President and Director of Marketing	2011

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
LNB Bancorp, Inc. has paid a cash dividend to shareholders each year since becoming a holding company in 1984. At present, the Corporation expects to pay cash dividends to shareholders in an amount equal to $0.01 per share if approved by the Board of Directors. The Corporation could decide to eliminate its common share dividend altogether. In addition, as long as the Series B Preferred Stock issued by the Corporation is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. Furthermore, the terms of the Corporation's outstanding trust preferred securities prohibit it from declaring or paying any dividends or distributions on its capital stock, including its common shares, if an event of default has occurred and is continuing under the applicable indenture or if the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
The common shares of LNB Bancorp, Inc. are usually listed in publications as “LNB Bancorp”. LNB Bancorp Inc.’s common stock CUSIP is 502100100.
As of March 4, 2013, LNB Bancorp, Inc. had 1,769 shareholders of record and the closing price per share of the Corporation’s common shares was $7.77.
Common Stock Trading Ranges and Cash Dividends Declared

	2012
	High	Low	Cash Dividends Declared Per Share
First Quarter	$7.34	$4.60	$0.01
Second Quarter	6.93	6.00	0.01
Third Quarter	6.75	5.46	0.01
Fourth Quarter	6.70	5.78	0.01

	2011
	High	Low	Cash Dividends Declared Per Share
First Quarter	$5.70	$4.94	$0.01
Second Quarter	6.02	5.33	0.01
Third Quarter	5.92	3.60	0.01
Fourth Quarter	4.70	4.55	0.01

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

*	$100 invested on 12/31/07 in stock or index. Including reinvestment of dividends. Fiscal year ending December 31.
The graph shown above is based on the following data points:

	12/07	12/08	12/09	12/10	12/11	12/12
LNB Bancorp, Inc.	$100.00	$38.00	$32.54	$37.84	$36.08	$45.58
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Bank Index	100.00	78.22	68.07	82.40	70.08	82.33
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (1)
October 1, 2012 — October 31, 2012	—	n/a	—	129,500
November 1, 2012 — November 30, 2012	—	n/a	—	129,500
December 1, 2012 — December 31, 2012	—	n/a	—	129,500
Total	—	n/a	—	129,500

(1) On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation, so as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of December 31, 2012, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during 2012.

During the fourth quarter of 2012, the Company purchased a total of 6,343 shares of its Series B Preferred Stock in open market or privately negotiated transactions for an average price per share of $970.84, plus accrued and unpaid interest. The Corporation may continue from time to time to seek to repurchase the Series B Preferred Stock in open market purchases, privately negotiated transactions or otherwise.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$45,948	$49,349	$51,372	$57,647	$58,328
Total interest expense	7,509	10,108	12,764	19,925	26,189
Net interest income	38,439	39,241	38,608	37,722	32,139
Provision for Loan Losses	7,242	10,353	10,225	19,017	6,809
Other income	10,075	9,987	10,290	10,180	11,213
Net gain on sale of assets	1,672	1,428	1,277	1,776	1,246
Gain on extinguishment of debt	—	—	2,210	—	—
Other expenses	34,903	34,144	35,569	35,330	34,281
Income (loss) before income taxes	8,041	6,159	6,591	(4,669)	3,508
Income tax (benefit)	1,934	1,156	1,226	(2,668)	112
Net income (loss)	6,107	5,003	5,365	(2,001)	3,396
Preferred stock dividend and accretion	1,266	1,276	1,276	1,256	91
Net income (loss) available to common shareholders	$4,841	$3,727	$4,089	$(3,257)	$3,305
Cash dividend declared	$317	$315	$304	$1,459	$3,940
Per Common Share(1)
Basic earnings (loss)	$0.61	$0.47	$0.55	$(0.45)	$0.45
Diluted earnings (loss)	0.61	0.47	0.55	(0.45)	0.45
Cash dividend declared	0.04	0.04	0.04	0.20	0.54
Book value per share	$11.50	$11.18	$10.75	$10.84	$11.24
Financial Ratios
Return on average assets	0.51%	0.43%	0.46%	(0.17)%	0.31%
Return on average common equity	5.29	4.47	4.97	(1.86)	4.09
Net interest margin (FTE)(2)	3.49	3.67	3.60	3.39	3.23
Efficiency ratio	68.71	66.69	70.18	70.37	76.12
Period end loans to period end deposits	88.29	85.07	83.04	82.68	87.23
Dividend payout	6.56	8.46	7.28	n/a	120.00
Average shareholders’ equity to average assets	9.65	9.58	9.32	8.99	7.67
Net charge-offs to average loans	0.77	1.14	1.62	1.46	0.38
Allowance for loan losses to period end total loans	2.00	2.02	1.99	2.34	1.45
Nonperforming loans to period end total loans	3.15	4.09	5.15	4.84	2.44
Allowance for loan losses to nonperforming loans	63.45	49.50	38.57	48.39	59.47
At Year End
Cash and cash equivalents	$30,659	$40,647	$48,220	$26,933	$36,923
Securities and interest-bearing deposits	203,763	226,012	222,073	255,841	234,665
Restricted stock	5,741	5,741	5,741	4,985	4,884
Loans held for sale	7,634	3,448	5,105	3,783	3,580
Gross loans	882,548	843,088	812,579	803,197	803,551
Allowance for loan losses	17,637	17,063	16,136	18,792	11,652
Net loans	864,911	826,025	796,443	784,405	791,899
Other assets	65,546	66,549	74,955	73,562	64,184
Total assets	1,178,254	1,168,422	1,152,537	1,149,509	1,136,135
Total deposits	999,592	991,080	978,526	971,433	921,175
Other borrowings	63,861	58,962	59,671	64,582	96,905
Other liabilities	4,657	5,106	4,876	9,353	10,996
Total liabilities	1,068,110	1,055,148	1,043,073	1,045,368	1,029,076
Total shareholders’ equity	110,144	113,274	109,464	104,141	107,059
Total liabilities and shareholders’ equity	$1,178,254	$1,168,422	$1,152,537	$1,149,509	$1,136,135
_________________________

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate for years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings for 2012, 2011 and 2010 and significant changes in the balance sheet for 2012 and 2011. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary (Dollars in thousands, except per share data)
The Corporation continued to grow its core business during 2012 while improving asset quality and controlling operating expenses. Loans grew 4.7% during 2012, led by a 5.3% increase in commercial lending and an 11.0% increase in indirect auto loans over 2011. The Corporation’s investment in hiring additional business development personnel helped drive the increase in commercial and small business lending. In 2012, Lorain National Bank became the first community bank to rank in the top five SBA 7(a) lenders in the Cleveland district of the U.S. Small Business Administration. On the consumer side, the Corporation expanded its refinancing loan options for homeowners and opened a mortgage office in Solon, Ohio to market the bank to new customers in Bainbridge, Chagrin Falls, Beachwood, Highland Hills, Orange and other eastern suburbs in the Cleveland metropolitan area. The Corporation’s indirect auto loan portfolio grew $19,835 during 2012, as management decided to maintain a higher percentage of these loans on the balance sheet in comparison to previous years. The increase was a result of focusing on local markets and access to higher growth markets in other parts of the country.
Net income for 2012 was $6,107 and net income available to common shareholders was $4,841, or $0.61 per diluted common share. Net income for 2011 was $5,003 and net income available to common shareholders was $3,727, or $0.47 per diluted common share. Net income in 2010 was $5,365. Net Income available to common shareholders was $4,089, or $0.55 per diluted common share, in 2010. Net income and net income available to common shareholders in 2010 were affected by a $1,459 after-tax gain on the extinguishment of debt related to the issuance of common shares in exchange for a portion of the Corporation’s outstanding trust preferred securities. This gain and the issuance of the additional shares had a $0.23 per share positive impact on the 2010 per share results. Net income as a percent of average assets in 2012 was 0.51% compared to a return of 0.43% in 2011. Net income as a percentage of average shareholders’ equity was 5.29% for 2012 compared to 4.47% in 2011.
The Corporation aggressively managed credit quality in 2012 with non-performing loans decreasing from $34,471 for 2011 to $27,796 or 19.4 % for 2012. On a year-over-year basis, the bank's net charge-off rate decreased to .77 % from 1.14 % as net charged-off loans for 2012 decreased to $6,668 from $9,426 for 2011. The allowance for loan losses increased to $17,637 for 2012 from $17,063 for 2011. The Corporation recorded loan loss provision of $7,242 in 2012 compared to a provision for loan loss of $10,353 in 2011, in light of the continuing uncertainty in the economy. The allowance as a percentage of total loans decreased from 2.02% at December 31, 2011 to 2.00% at December 31, 2012.
Net interest income decreased by 2.0% to $38,439 in 2012 from $39,241 in 2011. The net interest margin on a fully tax-equivalent (FTE) basis for 2012 was 3.49% versus 3.67% for 2011. The decreases in net interest income and net interest margin were driven by lower loan and investment yields as a result of a continued low interest rate environment. The average yield on earning assets decreased 43 basis points while the cost of funds decreased 29 basis points from December 31, 2011.
Reflective of the Corporation’s commitment to support business lending activities in its markets, average commercial loan portfolio balances increased from $454,210 for the year ended December 31, 2011 to $481,875 for the year ended December 31, 2012. Installment loans increased 11.4% for the year ended December 31, 2012, in comparison to average installment loan portfolio balances for the year ended December 31, 2011, mainly driven by indirect auto loan growth, both through local markets as well in higher growth markets in other parts of the country and management’s decision to retain these loans on the Corporation’s balance sheet. Average residential mortgage loan portfolio balances decreased from $60,804 for the year ended December 31, 2011 to $56,412 for the year ended December 31, 2012. This decrease is mainly attributable to refinancing activity in the existing seasoned mortgage portfolio given the low interest rate environment and the Corporation’s practice of selling new mortgage production into the secondary market.
Average interest-bearing deposits for the year ended December 31, 2012 slightly increased in comparison to average interest-bearing deposits for the year ended December 31, 2011. Average noninterest-bearing deposits increased for 2012, from $121,786 in 2011 to $137,077, an increase of $15,291, or 12.6%.
Noninterest income for 2012 was $11,747, an increase of $332, or 2.9% compared to 2011. The largest component of noninterest income is deposit and other service charges and fees which were $6,893 and $7,325 for 2012 and 2011 respectively.

Deposit service charges decreased to $3,811 for 2012 compared to $4,079 for the prior year and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees, which include electronic banking and merchant service fees, decreased $164 over the prior year. Noninterest income derived from trust and investment management services decreased by $47 or 2.9% during 2012 compared to 2011 primarily due to lower assets under management.
For the year ended 2012, the Corporation reported an efficiency ratio of 68.71%, compared to 66.69% for 2011. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is during 2012, it cost the Corporation 68.71 cents to generate each $1 of net revenue. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus noninterest income.
Noninterest expense was $34,903 in 2012, compared to $34,144 in 2011, an increase of $759 or 2.2%. Salaries and employee benefits were $16,768 for 2012 compared to $15,944 for 2011, an increase of $824 or 5.2%. The increase is primarily the result of the Corporation's investment in seasoned consumer and commercial lenders. Professional fees increased $180, or 9.7%, compared to 2011, primarily as a result of costs associated with the U.S. Department of Treasury's auction of TARP preferred stock to private investors. Marketing and public relations expense increased by $229 to $1,231 in 2012 from $1,002 in 2011. The increase was largely attributable to costs associated with the conversion of the Corporation’s bank operating system for both retail and commercial customers.
Expenses associated with furniture and equipment increased $972 or 31.5%, compared to 2011, mainly as a result of conversion of the Corporation’s bank operating system. Expenses related to the collection of delinquent loans and foreclosed properties decreased in 2012 compared to 2011. Other real estate owned expenses decreased $451 or 44.2% compared to 2011, mainly as a result of fewer property foreclosures in 2012. Loan and collection expense decreased $214 or 15.7%, primarily due to lower non-performing assets and improvements in credit quality. Expense management continues to be a major area of focus for the Corporation.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2012, December 31, 2011 and December 31, 2010.

	Year ended December 31,
	2012			2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$194,967	$4,677	2.40%	$204,308	$5,847	2.86%	$221,600	$7,220	3.26%
State and political subdivisions	31,859	1,656	5.20	25,612	1,490	5.82	23,565	1,423	6.04
Federal funds sold and short-term investments	11,422	35	0.31	21,574	57	0.26	37,027	46	0.12
Restricted stock	5,741	285	4.96	5,741	277	4.82	5,532	269	4.86
Commercial loans	481,875	23,421	4.86	454,210	23,937	5.27	442,041	23,690	5.36
Residential real estate loans	56,412	3,007	5.33	60,804	3,380	5.56	72,327	3,940	5.45
Home equity lines of credit	108,125	4,280	3.96	109,217	4,255	3.90	109,593	4,325	3.95
Installment loans	227,086	9,198	4.05	203,946	10,650	5.22	175,934	10,963	6.23
Total Earning Assets	$1,117,487	$46,559	4.17%	$1,085,412	$49,893	4.60%	$1,087,619	$51,876	4.77%
Allowance for loan loss	(17,461)			(17,317)			(18,551)
Cash and due from banks	29,951			30,263			17,904
Bank owned life insurance	18,180			17,470			16,756
Other assets	47,846			51,833			52,992
Total Assets	$1,196,003			$1,167,661			$1,156,720
Liabilities and Shareholders’ Equity
Consumer time deposits	$429,928	$5,050	1.17%	$453,680	$7,365	1.62%	$466,583	$9,386	2.01%
Public time deposits	65,188	419	0.64	68,756	305	0.44	83,818	551	0.66
Savings deposits	110,936	98	0.09	97,686	160	0.16	87,082	157	0.18
Money market accounts	105,951	201	0.19	99,948	285	0.29	91,255	369	0.40
Interest-bearing demand	162,431	176	0.11	149,667	252	0.17	137,543	246	0.18
Short-term borrowings	942	1	0.11	763	2	0.20	1,734	4	0.23
FHLB advances	47,828	865	1.81	42,640	1,053	2.47	42,941	1,272	2.96
Trust preferred securities	16,315	699	4.28	16,321	686	4.20	19,249	779	4.05
Total Interest-Bearing Liabilities	$939,519	$7,509	0.80%	$929,461	$10,108	1.09%	$930,205	$12,764	1.37%
Noninterest-bearing deposits	137,077			121,786			112,787
Other liabilities	3,984			4,605			5,919
Shareholders’ Equity	115,423			111,809			107,809
Total Liabilities and Shareholders’ Equity	$1,196,003			$1,167,661			$1,156,720
Net interest Income (FTE)		$39,050	3.49%		$39,785	3.67%		$39,112	3.60%
Taxable Equivalent Adjustment		(611)	(0.05)		(544)	(0.05)		(504)	(0.05)
Net Interest Income Per Financial Statements		$38,439			$39,241			$38,608
Net Yield on Earning Assets			3.44%			3.62%			3.55%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances

Results of Operations (Dollars in thousands except per share data)

2012 versus 2011 Net Interest Income Comparison
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
Net interest income for the year ended December 31, 2012 was $38,439 compared to $39,241 for the year ended 2011. Total interest income was $45,948 for 2012 compared to $49,349 for 2011, a decrease of $3,401. Total interest expense decreased $2,599 for the year-ended December 31, 2012, from $10,108 for 2011 to $7,509 for 2012. This resulted in a decrease in net interest income of $802 or 2.0% for 2012.
For purposes of the discussion below, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. Accordingly, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 34% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year December 31, 2012 was $611 compared with $544 in 2011, which has been included as the Corporation considers it an important metric with which to analyze and evaluate the Corporation’s results of operations.
Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2012.
Table 2: Net Interest Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest income	$38,439	$39,241	$38,608
Tax equivalent adjustments	611	544	504
Net interest income (FTE)	$39,050	$39,785	$39,112
Net interest margin	3.44%	3.62%	3.55%
Tax equivalent adjustments	0.05%	0.05%	0.05%
Net interest margin (FTE)	3.49%	3.67%	3.60%
The Corporation’s net interest income on a fully tax equivalent basis was $39,050 in 2012, compared to $39,785 in 2011. This follows an increase of $673, or 1.7%, between 2011 and 2010. The net interest margin (FTE), which is determined by dividing tax equivalent net interest income by average earning assets, was 3.49% in 2012, a decrease of 18 basis points from 2011. This follows an increase of 7 basis points for 2011 compared to 2010.
Interest income on a fully tax equivalent basis totaled $46,559 for 2012 compared to $49,893 in 2011, a decline of $3,334, or 6.7%. The decline in interest income was primarily a result of the continued lower interest rate environment and their impact on increased cash flow and reinvestment opportunities especially in the investment securities and indirect loan portfolios. Both portfolios have relatively short average life's and the lower interest rates have led to increased prepayments and lower reinvestment opportunities. Conversely the shorter average lives should benefit the Corporation in a rising interest rate environment. Overall, average earning assets increased $32,075, or 3.0%, to $1,117,487 in 2012 as compared to $1,085,412 in 2011. Deposits generally have had a shorter average life and have repriced more quickly than loans, as evidenced by the decrease in interest expense which ended 2012 at $7,509 compared to $10,108 in 2011. The cost of funds dropped by 29 basis points from December 31, 2011 to December 31, 2012.

Average loans increased $45,321, or 5.5%, to $873,498 in 2012 as compared to $828,177 in 2011. The increase in average loans was mainly attributable to growth in the installment and commercial loan portfolios which increased $23,140 and $27,665, respectively. Offsetting these increases was a decline in the real estate mortgage portfolio of $4,392. Average home equity loans decreased $1,092 or 1.0% from 2011. Investment securities, both taxable and tax-free, decreased $3,094, to

$226,826 in 2012 compared to $229,920 in 2011. Federal funds sold and other short-term investments decreased $10,152 over the same period.
Average interest-bearing deposits increased by $4,697, or 0.5%, and average noninterest-bearing deposits increased $15,291, or 12.6%, during 2012, resulting in an increase in total average deposits of $19,988, or 2.0%, compared to 2011. The increase in average interest-bearing deposits was mainly a result of an increase in average interest-bearing demand accounts of $12,764, or 8.5%, as well as increases of $6,003 and $13,250, or 6.0% and 13.6%, in average money market accounts and savings accounts, respectively. These increases were offset by decreases in public and consumer time deposit accounts of $3,568 and $23,752, respectively. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2012 in comparison to 2011. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2012 and 2011, there were no outstanding brokered time deposits.
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2012. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest Income/Expense in 2012 over 2011			Increase (Decrease) in Interest Income/Expense in 2011 over 2010
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(224)	$(946)	$(1,170)	$(495)	$(878)	$(1,373)
State and political subdivisions	325	(159)	166	119	(52)	67
Federal funds sold and short-term investments	(31)	9	(22)	(40)	51	11
Restricted stock	—	8	8	10	(2)	8
Commercial loans	1,345	(1,861)	(516)	641	(394)	247
Residential real estate loans	(234)	(139)	(373)	(641)	81	(560)
Home equity lines of credit	(43)	68	25	(15)	(55)	(70)
Installment loans	937	(2,389)	(1,452)	1,463	(1,776)	(313)
Total Interest Income	2,075	(5,409)	(3,334)	1,042	(3,025)	(1,983)
Consumer time deposits	(279)	(2,035)	(2,314)	(209)	(1,812)	(2,021)
Public time deposits	(23)	137	114	(67)	(179)	(246)
Savings deposits	12	(74)	(62)	17	(14)	3
Money market accounts	11	(95)	(84)	25	(109)	(84)
Interest-bearing demand	14	(91)	(77)	20	(14)	6
Short-term borrowings	—	(1)	(1)	(1)	(1)	(2)
FHLB advances	94	(283)	(189)	(7)	(212)	(219)
Trust preferred securities	—	13	13	(123)	30	(93)
Total Interest Expense	(171)	(2,429)	(2,600)	(345)	(2,311)	(2,656)
Net Interest Income (FTE)	$2,246	$(2,980)	$(734)	$1,387	$(714)	$673

Total interest income on a fully tax equivalent basis was $46,559 in 2012 as compared to $49,893 in 2011, a decrease of $3,334, or 6.7%. The decrease was attributable to an increase in volume of $2,075 and a decrease of $5,409 attributable to rate, when comparing 2012 to 2011. Of the $2,075 increase due to volume, loans accounted for $2,005 with both installment and commercial increasing $937 and $1,345, respectively. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $2,389 of the decrease in interest income due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $1,861 of the decline in interest income due to rate.

Total interest expense was $7,509 in 2012 compared to $10,108 in 2011. This is a decrease of $2,599, or 25.7%. Interest expense decreased $171 attributable to volume and $2,429 as a result of a decline in rates.
Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Due to the current lower interest rate environment, loans and investments continue to reprice at lower interest rates resulting in a decrease in net interest income due to rate of $2,980. The effect of changes in both rate and volume was a decrease of $734 in net interest income on a fully tax equivalent basis during 2012.
2011 versus 2010 Net Interest Income Comparison
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
Total interest income on a fully tax equivalent basis was $49,893 in 2011 as compared to $51,876 in 2010, a decrease of $1,983, or 3.8%. The decrease was attributable to an increase in volume of $1,042 and a decrease of $3,025 attributable to rate, when comparing 2011 to 2010. Of the $1,042 increase due to volume, loans accounted for $1,448 with both installment and commercial increasing $1,463 and $641, respectively. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $1,776 of the decrease in interest income due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $394 of the decline in interest income due to rate. Total interest expense was $10,108 in 2011 compared to $12,764 in 2010. This is a decrease of $2,656, or 20.8%. Interest expense decreased $345 attributable to volume and $2,311 as a result of a decline in rates.
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

Noninterest Income
Table 4: Details of Noninterest Income

	Year ended December 31,
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	(Dollars in thousands)
Investment and trust services	$1,563	$1,610	$1,797	(2.9)%	(10.4)%
Deposit service charges	3,811	4,079	4,247	(6.6)%	(4.0)%
Other service charges and fees	3,082	3,246	3,208	(5.1)%	1.2%
Income from bank owned life insurance	742	722	709	2.8%	1.8%
Other income	877	330	329	165.8%	0.3%
Total fees and other income	10,075	9,987	10,290	0.9%	(2.9)%
Securities gains, net	189	832	393	(77.3)%	111.7%
Gain on sale of loans	1,575	889	1,000	77.2%	(11.1)%
Loss on sale of other assets, net	(92)	(293)	(116)	(68.6)%	152.6%
Gain on extinguishment of debt	—	—	2,210	—%	100.0%
Total noninterest income	$11,747	$11,415	$13,777	2.9%	(17.1)%
2012 versus 2011 Noninterest Income Comparison
Generation of noninterest income is important to the long-term success of the Corporation. Total noninterest income was $11,747 in 2012 compared to $11,415 in 2011. This was an increase of $332, or 2.9%.
Total fees and other income, which consists of noninterest income before gains and losses, was $10,075 in 2012 as compared to $9,987 in 2011. This was an increase of $88, or 0.9%. Deposit service charges, which include overdraft, stop payment and return item fees, amounted to $3,811 for 2012 as compared to $4,079 for 2011 and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees include debit, ATM and merchant services, which were $3,082 during 2012, a decrease of $164, or 5.1%, compared to 2011. Also included in other service charges and fees are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2012 was $272 compared to $298 for 2011.
Other income increased $547 to $877 in 2012 as compared to $330 in 2011. The increase is attributed to fees collected as part of the Corporation's decision to switch providers of its retail debit cards and from an increase in the fair value of interest rate lock commitments resulting from the strategy to grow its mortgage banking activities in 2012 and going forward.
The Corporation originates residential mortgage loans and indirect auto loans in the normal course of business. In managing its interest rate risk, fixed rate and adjustable rate mortgage loans are sold into the secondary market with the Corporation retaining servicing. The gains on the sale of mortgages for 2012 were $1,287 compared to $598 for 2011. This increase is due primarily to mortgage rates remaining near record lows, leading to a continuation of strong refinance activity and an increase in local home buying. In the third quarter of 2012, the Corporation announced the opening of a Mortgage Banking Center in Solon, Ohio, as well as adding a sales team responsible for growing the mortgage business in Eastern Cuyahoga County.
The Corporation originates indirect auto loans for a niche market of high quality borrowers. A portion of these loans is booked to the Corporation’s portfolio and the remainder is sold to a number of other financial institutions with servicing retained by the Corporation. The gain on the sale of indirect auto loans was $288 for 2012, compared to $291 for 2011.
Due to the record low market interest rates, securities purchased at a premium were subject to faster prepayment rates, which reduced the yield on investments. To mitigate further margin pressure, the Corporation sold $25,462 of its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. Gains on the sale of available-for-sale securities were $189 in 2012 compared to $832 in 2011.

2011 versus 2010 Noninterest Income Comparison
Total noninterest income was $11,415 in 2011 compared to $13,777 in 2010. This was a decrease of $2,362, or 17.1%. Noninterest income was favorably impacted in 2010 by a $2,210 gain from the extinguishment of debt related to the Corporation’s issuance of common shares in exchange for trust preferred securities.
Total fees and other income, which consists of noninterest income before gains and losses, was $9,987 in 2011 as compared to $10,290 in 2010. This was a decrease of $303, or 2.9%. Deposit service charges, which include overdraft, stop payment and return item fees, amounted to $4,079 for 2011 and were negatively impacted by lower number of transactions and federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees include debit, ATM and merchant services, which were $3,246 during 2011, an increase of $38, or 1.2%, compared to 2010. Also included in other service charges and fees are servicing fees from sold loans. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2011 was $298 compared to $331 for 2010.
Noninterest income from investment and trust services decreased $187 in 2011 due to management’s decision to exit the brokerage line of business in mid-2010 as well as the negative impact of lower market valuations on management fees. Brokerage fee income was $163 in 2010. Trust and investment management fees decreased $125, or 7.2%, during 2011 in comparison to 2010.
During 2011, income from bank owned life insurance increased $13, or 1.8%, in comparison to 2010. Other income was $330 in 2011 as compared to $329 in 2010. Other income consists of miscellaneous fees such as safe deposit box rentals and fees and other miscellaneous income.
Given the low interest rate environment, mortgage loan activity remained relatively constant during most of 2011 with a slight increase in activity during the latter part of the year as customers took advantage of government sponsored programs to refinance their existing mortgages. The gains on the sale of mortgages for 2011 were $598 compared to $705 for 2010. The gain on the sale of indirect auto loans was $291 for 2011, compared to $295 for 2010.
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

Noninterest Expense
Table 5: Details on Noninterest Expense

	Year ended December 31,
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	(Dollars in thousands)
Salaries and employee benefits	$16,768	$15,944	$15,854	5.2%	0.6%
Furniture and equipment	4,060	3,088	3,550	31.5%	(13.0)%
Net occupancy	2,207	2,310	2,355	(4.5)%	(1.9)%
Professional fees	2,034	1,854	2,182	9.7%	(15.0)%
Marketing and public relations	1,231	1,002	1,065	22.9%	(5.9)%
Supplies, postage and freight	1,091	1,107	1,225	(1.4)%	(9.6)%
Telecommunications	731	727	802	0.6%	(9.4)%
Ohio franchise tax	1,232	1,298	1,113	(5.1)%	16.6%
FDIC assessments	1,304	1,749	2,241	(25.4)%	(22.0)%
Other real estate owned	570	1,021	597	(44.2)%	71.0%
Electronic banking expenses	722	899	873	(19.7)%	3.0%
Other charge-offs and losses	220	220	274	—%	(19.7)%
Loan and collection expense	1,150	1,364	1,715	(15.7)%	(20.5)%
Other expense	1,583	1,561	1,723	1.4%	(9.4)%
Total noninterest expense	$34,903	$34,144	$35,569	2.2%	(4.0)%
2012 versus 2011 Noninterest Expense Comparison
Noninterest expense was $34,903 in 2012, compared to $34,144 in 2011, an increase of $759 or 2.2%. Expense management continues to be a major area of focus for the Corporation. Salaries and employee benefit costs represent the Corporation's largest noninterest expense, accounting for 48.0% of total noninterest expense, which is inherent in a service based industry such as financial services. Salaries and employee benefits increased $824 or 5.2%. The increase in salaries and employee benefits is part of the Corporation's strategy to increase revenues by expanding its market presence within northeast Ohio through the addition of experienced commercial and mortgage lenders and underwriters to support such growth. Professional fees increased $180, or 9.7%, compared to 2011, primarily as a result of legal expenses related to the U.S Treasury's auction of TARP preferred shares to private investors and costs associated with the conversion of the Corporation’s bank operating system.
While actions taken by the FDIC have increased FDIC assessment costs in prior years, new regulations which are required by the Dodd-Frank Act and which became effective in 2011 reduced the Corporation's FDIC insurance cost. FDIC assessments cost decreased $445 or 25.4%. Overall expenses related to the collection of delinquent loans and foreclosed properties decreased in 2012 compared to 2011. Other real estate owned expenses decreased $451 or 44.2% for 2012, mainly as a result of the lower number of properties transferred from the loan portfolio as a result of foreclosures. Loan and collection expense also decreased $214 or 15.7% in 2012, primarily due lower problem assets under management in addition to overall improvements in credit quality.

2011 versus 2010 Noninterest Expense Comparison
Noninterest expense was $34,144 in 2011, compared to $35,569 in 2010, a decrease of $1,425 or 4.0%. Salaries and employee benefits remained relatively constant for 2011 compared to 2010, increasing $90 or 0.6%. Professional fees declined $328, or 15.0%, compared to 2010, primarily as a result of reduced litigation costs as well as efficiencies realized from the Corporation’s establishment of an internal legal function. FDIC assessments also declined relative to 2010 due to the new risk-based assessment system adopted by the FDIC during the second quarter of 2011. Expenses associated with furniture and equipment decreased $462, or 13.0%, compared to 2010, mainly as a result of the consolidation of data servicing centers in early 2010 as well as management’s decision to purchase previously leased equipment in an effort to reduce expenses. Expenses related to the collection of delinquent loans and foreclosed properties increased in 2011 compared to 2010. Other real estate owned expenses increased $424 compared to 2010, mainly as a result of the higher number of properties transferred from the loan portfolio as a result of foreclosures throughout 2011. This was offset by a decrease of $351 in loan and collection expense.
Income Taxes
2012 versus 2011 Income taxes
The Corporation recognized tax expense of $1,934 during 2012 compared to $1,156 for 2011. The Corporation’s effective tax rate was 24.1% for 2012. Included in net income for 2012 was $1,989 of nontaxable income, including $617 related to life insurance policies and $1,372 of tax-exempt investment and loan interest income. The tax-exempt income, together with the Corporation’s relatively small amount of nondeductible expenses, led to income subject to tax that was significantly less than the Corporation’s income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. NCCDC’s new market tax credit award was granted on December 29, 2003 and will remain in effect through 2020. Over the remaining eight years of the award, it is expected that projects will be financed through NCCDC with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans for these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2012 and December 31, 2011, generating a tax credit of $208 and $270, respectively.
2011 versus 2010 Income taxes
The Corporation recognized tax expense of $1,156 during 2011 compared to $1,226 for 2010. The Corporation’s effective tax rate was 18.8% for 2011. Included in net income for 2011 was $1,786 of nontaxable income, including $597 related to life insurance policies and $1,189 of tax-exempt investment and loan interest income. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2011 and December 31, 2010, generating a tax credit of $270 and $536, respectively.

Financial Condition
Overview
The Corporation’s total assets at December 31, 2012 were $1,178,254 compared to $1,168,422 at December 31, 2011. This was an increase of $9,832, or 0.8%. Total securities decreased $22,249, or 9.8%, over December 31, 2011. Portfolio loans increased by $39,460, or 4.7%, from December 31, 2011. Total deposits at December 31, 2012 were $999,592 compared to $991,080 at December 31, 2011. Total interest-bearing liabilities were $1,063,453 at December 31, 2012 compared to $1,050,042 at December 31, 2011.
Securities
The distribution of the Corporation’s securities portfolio at December 31, 2012 and December 31, 2011 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continues to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Currently, the entire portfolio consists of available for sale securities which are comprised of 18.2% U.S. Government agencies, 54.8% U.S. agency mortgage backed securities, 11.2% U.S. collateralized mortgage obligations and 15.8% municipal securities. This compares to 25.1% U.S. Government agencies, 47.4% U.S. agency mortgaged backed securities, 13.4% U.S. collateralized mortgage obligations and 14.1% municipal securities as of December 31, 2011.

As with any investment, the yield on an available for sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the sustained low interest rate environment and the flattening of the yield curve, the Corporation repositioned its investment portfolio. In the fourth quarter of 2012, the Corporation sold approximately $18,000 mortgage backed securities with elevated prepayment risk for a $143 gain and re-invested the proceeds in higher earning investment securities.
At December 31, 2012, the available for sale securities portfolio had unrealized gains of $5,330 and unrealized losses of $338. The unrealized losses represent 0.2% of the total amortized cost of the Corporation’s available for sale securities. At December 31, 2012, the Corporation held no available for sale securities with an unrealized loss position for greater than twelve months. Available for sale securities with an unrealized loss position for less than twelve months totaled $338 at December 31, 2012. The unrealized gains and losses at December 31, 2011 were $6,426 and $337, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2012.
Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2012	2011	2010
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$—	$—	$36,868	$56,762	$56,239
Mortgage backed securities	82,428	19,365	7,647	109,440	103,624	91,793
Collateralized mortgage obligations	19,539	2,670	274	22,483	29,537	44,297
State and political subdivisions	12,017	11,349	6,614	29,980	30,000	24,125
Total securities available for sale	$150,852	$33,384	$14,535	$198,771	$219,923	$216,454
Although the above table indicates a portion of the Corporation’s investment portfolio maturing after ten years, the actual average life and duration of the investment portfolio is effectively much shorter due to imbedded call features of several U.S. government agencies as well as monthly cash flows received from U.S. mortgage-backed securities and U.S. collateralized mortgage obligations.

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2012	2011	2010
Securities available for sale:
U.S. Government agencies and corporations	1.30%	—%	—%	1.30%	2.07%	1.84%
Mortgage backed securities	2.82	2.61	2.36	2.75	3.76	4.27
Collateralized mortgage obligations	2.76	2.52	2.69	2.73	4.21	4.12
State and political subdivisions (1)	3.59	4.20	3.80	3.87	6.04	6.43
Total securities available for sale	2.49%	3.18%	3.05%	2.65%	3.69%	3.85%
____________________________

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Loans
The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.
Total portfolio loans at December 31, 2012 were $882,548. This was an increase of $39,460, or 4.7%, over December 31, 2011. The increase is the primarily result of the Corporation adding several new commercial bankers. The Corporation believes that its loan portfolio was well-diversified at December 31, 2012. Commercial and commercial real estate loans represented 54.7%, indirect loans represented 22.6%, home equity loans comprised of 13.9%, residential real estate mortgage loans represented 7.4% and consumer loans comprised of 1.4% of total portfolio loans.
Loan balances and loan mix are presented by type for the five years ended December 31, 2012 in Table 8 below.
Table 8: Loan Portfolio Distribution

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial real estate	$414,005	$381,852	$375,803	$369,539	$371,191
Commercial	68,705	76,570	65,662	67,772	64,328
Residential real estate	64,983	64,524	74,685	96,298	115,893
Home equity loans	122,830	126,958	132,536	134,489	128,075
Indirect	199,924	180,089	150,031	120,101	109,892
Consumer	12,101	13,095	13,862	14,998	14,172
Total Loans	882,548	843,088	812,579	803,197	803,551
Allowance for loan losses	(17,637)	(17,063)	(16,136)	(18,792)	(11,652)
Net Loans	$864,911	$826,025	$796,443	$784,405	$791,899

	At December 31,
	2012	2011	2010	2009	2008
Loan Mix Percent
Commercial real estate	46.9%	45.3%	46.2%	46.0%	46.2%
Commercial	7.8%	9.1%	8.1%	8.4%	8.0%
Residential real estate	7.4%	7.6%	9.2%	12.0%	14.4%
Home equity loans	13.9%	15.1%	16.3%	16.7%	15.9%
Indirect	22.6%	21.4%	18.5%	15.0%	13.7%
Consumer	1.4%	1.5%	1.7%	1.9%	1.8%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $482,710 at December 31, 2012. This was an increase of $24,288, or 5.3%, over December 31, 2011 and reflects the Corporation’s commitment to support small business lending activities in its local and regional markets. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $192 of the $64,983 residential real estate mortgage loan portfolio at December 31, 2012. At December 31, 2012 residential real estate mortgage loans increased $459, or 0.7%, in comparison to December 31, 2011. The Corporation continues to sell most of its new loan production due to a favorable interest rate environment coupled with the level of refinancing in the market place.
Indirect auto loans increased $19,835, or 11.0%, compared to December 31, 2011. A portion of these loans was booked to the Corporation’s portfolio and the remainder was sold to a number of other financial institutions with servicing retained by the Corporation. A total of $40,478, of indirect consumer loans were sold during 2012 compared to $40,379 for 2011. Home equity loans decreased $4,128, or 3.3%, when compared to December 31, 2011. Consumer loans were made to borrowers, mainly on secured terms. Consumer loans decreased $994, or 7.6%, in comparison to December 31, 2011.
Loans held for sale are not included in portfolio loans and as of December 31, 2012 total loans classified as held for sale were $7,634. Residential real estate mortgage loans represented $7,237, or 94.8%, and indirect loans represented $397, or 5.2%, of loans held for sale.
Table 9 shows the amount of portfolio loans outstanding as of December 31, 2012 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified are due in one year or less for purposes of the table.
Table 9: Loan Maturity and Repricing Analysis

December 31, 2012
Due in one year or less	$191,827
Due after one year but within five years	426,016
Due after five years	264,705
Totals	$882,548
Due after one year with a predetermined fixed interest rate	$522,419
Due after one year with a floating interest rate	168,302
Totals	$690,721
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
As the economy faced significant challenges over the past few years, the Corporation added additional internal resources at the end of 2009, continued to utilize outside resources and began a process to improve asset quality going forward. This process which includes executive management, finance, credit, lending and legal is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has directors Loan and Credit Review committee which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
While the Corporation uses a historical loss methodology in determining the level of allowances for various loan segments, in 2011 it began tracking data to implement a methodology which estimates expected losses similar to the Basel formula for commercial loans based on a history of loans migrating through the various loan grades. Management believes this methodology will supplement and complement its current approach.
The effect of these initiatives has resulted in an improvement in asset quality as measured by the level of non-performing loan as well as criticized loans. The use of a historical loss methodology tends to have a lag effect when estimating the adequacy of the allowance as specific reserves related to impaired loans are replaced with general reserves related to the various pools of loans.
As the local economy has shown signs improvement it remains fragile as does the real estate market and valuations. With its exposure to commercial real estate loans , including construction and development loans, and consumer real estate in the form of home equity loans management continues to monitor their performance due to the past and recent volatility in real estate valuations.
Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended December 31, 2012.

Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$17,063	$16,136	$18,792	$11,652	$7,820
Charge-offs:
Commercial real estate	(3,199)	(5,195)	(8,508)	(5,443)	(995)
Commercial	(213)	(262)	(1,507)	(1,862)	(1,310)
Residential real estate	(1,430)	(1,664)	(1,491)	(1,561)	(275)
Home equity loans	(1,372)	(1,895)	(1,091)	(1,652)	(467)
Indirect	(963)	(695)	(455)	(937)	(671)
Consumer	(401)	(398)	(573)	(1,022)	(450)
Total charge-offs	(7,578)	(10,109)	(13,625)	(12,477)	(4,168)
Recoveries:
Commercial real estate	388	280	87	102	468
Commercial	45	42	157	113	452
Residential real estate	96	22	30	3	21
Home equity loans	35	62	39	70	10
Indirect	288	209	293	219	159
Consumer	58	68	138	93	81
Total Recoveries	910	683	744	600	1,191
Net Charge-offs	(6,668)	(9,426)	(12,881)	(11,877)	(2,977)
Provision for loan losses	7,242	10,353	10,225	19,017	6,809
Balance at end of year	$17,637	$17,063	$16,136	$18,792	$11,652

Average Portfolio loans outstanding	$869,454	$823,962	$796,849	$807,410	$800,101
Ratio to average loans:
Net Charge-offs	0.77%	1.14%	1.62%	1.46%	0.38%
Provision for loan losses	0.83%	1.26%	1.28%	2.36%	0.85%

Loans outstanding at end of year	$882,548	$843,088	$812,579	$803,197	$803,551

Allowance for loan losses:
As a percent of loans at end of year	2.00%	2.02%	1.99%	2.34%	1.45%
As a multiple of net charge-offs	2.65	1.81	1.25	1.58	3.91
The allowance for loan losses at December 31, 2012 was $17,637, or 2.00%, of outstanding loans, compared to $17,063, or 2.02%, of outstanding loans at December 31, 2011. The allowance for loan losses was 63.45% and 49.50% of nonperforming loans at December 31, 2012 and 2011 respectively.
Net charge-offs for the year ended December 31, 2012 were $6,668, compared to $9,426 for the year ended December 31, 2011. Net charge-offs as a percent of average loans was 0.77% for 2012 and 1.14% for 2011. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell.
The provision charged to expense was $7,242 for the year ended December 31, 2012 compared to $10,353 for 2011. Real estate market conditions have resulted in a decline in the valuation of underlying collateral over the years which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans, while somewhat affected by the real estate market, are largely influenced by the level of unemployment, which has been relatively high over the past two years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2012. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

The following table sets forth the allocation of the allowance for loan losses by loan category as of December 31, 2012 and December 31, 2011, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	2012		2011
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$11,386	46.9%	$10,714	45.3%
Commercial	835	7.8%	1,409	9.1%
Residential real estate	1,559	7.4%	1,331	7.6%
Home equity loans	2,357	13.9%	2,289	15.1%
Indirect	1,230	22.6%	891	21.4%
Consumer	270	1.4%	429	1.5%
Total	$17,637	100.0%	$17,063	100.0%
The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.
Changes in the allowance for loan losses for all categories of the loan portfolio reflect the net effect of changes in historical net loss rates by risk grade for commercial real estate and commercial loans and for the total of other categories, changes in loan balances for each category or by risk grade, the level of non-performing and other impaired loans, and management’s judgment with respect to economic and other relevant factors. Additional information regarding the allowance for loan losses is included in Note 7 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements.
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within our primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2012.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Noninterest-bearing checking	$137,077	$121,786	$112,787	—%	—%	—%
Interest-bearing checking	162,431	149,667	137,543	0.11%	0.17%	0.18%
Savings deposits	110,936	97,686	87,082	0.09%	0.16%	0.18%
Money market accounts	105,951	99,948	91,255	0.19%	0.29%	0.40%
Consumer time deposits	429,928	453,680	466,583	1.18%	1.62%	2.01%
Public time deposits	65,188	68,756	83,818	0.64%	0.44%	0.66%
Total Deposits	$1,011,511	$991,523	$979,068	0.59%	0.84%	1.09%
Short-term borrowings	942	763	1,734	0.07%	0.26%	0.23%
FHLB borrowings	47,828	42,640	42,941	1.81%	2.47%	2.96%
Junior subordinated debentures	16,315	16,321	19,249	4.28%	4.20%	4.05%
Total borrowings	$65,085	$59,724	$63,924	2.40%	2.92%	3.21%
Total funding	$1,076,596	$1,051,247	$1,042,992	0.80%	0.96%	1.22%
Average deposit balances increased 2.0% in 2012 and 1.3% in 2011. Low-cost deposits, namely checking, savings and money market accounts, accounted for 51.1% of total deposits at December 31, 2012. The improved mix has contributed significantly to the bank's lower funding cost. These low-cost funds had an average yield of 0.59% in 2012 compared to 0.84% in 2011 and 1.09% in 2010. Included in these funds are money market accounts which carried an average yield of 0.19% in 2012 compared to 0.3% in 2011. Time deposits over the last three years to total average deposits were 48.9% in 2012, 52.7% in 2011 and 56.2% in 2010. Average time deposits were $495,116 in 2012 compared to $522,436 in 2011. This was a decrease of $27,320, or 5.2%. Public fund time deposits represented 13.2% and of total average time deposits during 2012 and 2011, respectively. At December 31, 2012, 2011 and 2010, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Repurchase agreements increased during 2012 to $1,115 at December 31, 2012 compared to $227 at December 31, 2011. The Corporation did not have any Federal funds purchased at December 31, 2012 and December 31, 2011.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $47,515 and junior subordinated debentures of $16,238. Federal Home Loan Bank advances were $42,497 at December 31, 2011. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Maturities of Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K.
During 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At December 31, 2012, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Resources
At December 31, 2012, the Corporation’s market capitalization was $46,872 compared to $37,047 at December 31, 2011. The Corporation continues to maintain a capital position that exceeds regulatory capital requirements.
Total shareholders' equity was $110,144 at December 31, 2012. This is a decrease of 2.8%, or $3,130 from one year earlier. This decrease is the result of the Corporation completing the repurchase of $6.3 million in par value, or approximately 25% of the outstanding shares, of its Series B Preferred Stock in exchange for cash at a price representing a discount to par value. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized a net increase to retained earnings of $141. Additionally, the Corporation repurchased the Warrant from the Treasury at a mutually agreed upon price of $860. The difference between the purchase price of $860 and recorded equity value of $146 resulted in a decrease of $714 in capital. Accumulated Other Comprehensive income ended the year at $1,240 a decrease of $961 or 43.7%. The change in other comprehensive income was comprised of a $724 decrease in the market value adjustment which represents the after-tax, unrealized change in the value of available-for-sale securities in the Company's investment portfolio and a $237 decrease in the Corporation's minimum pension liability. Preferred dividends on Series B Preferred Stock and Cash dividends on common stock reduced shareholders' equity by $1,251 and $317 during 2012.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At December 31, 2012 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2012.

On December 12, 2008, the Corporation issued 25,223 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Treasury in the TARP Capital Purchase Program for a purchase price of approximately $25,223. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).
On June 19, 2012, the Treasury completed the offer and sale of all 25,223 shares of the Series B Preferred Stock. The underwriters in the offering purchased the Series B Preferred Stock from Treasury at a price of $856.13 per share, and sold the Series B Preferred Stock to the public through a modified Dutch auction at an initial public offering price of $869.17 per share. The Corporation did not bid nor receive any of the proceeds from the offering.
On July 18, 2012, the Corporation repurchased the Warrant from the Treasury at a mutually agreed upon price of $860, of which $146 represented the value of the warrant on the Corporation's books and a decrease in equity of $714 was subsequently recognized by the Corporation. Following settlement of the Warrant repurchase, the Treasury had no remaining investment in the Corporation.
In the fourth quarter of 2012, the Corporation completed the repurchase of 6,343 shares of Series B Preferred Stock from private investors, representing $6.3 million in par value, or approximately 25% of the outstanding shares, of the Series B Preferred Stock in exchange for cash at an average price per share of $970.84, plus accrued and unpaid interest. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized an increase to retained earnings of $141. The transaction was consistent with the Corporation's stated intention to carefully balance the need to maintain a strong capital position with the objectives of building shareholder value and protecting the interest of the Corporation's shareholders.
Under the terms of the Series B Preferred Stock, among other things, for the first five years that the stock is outstanding, the Corporation is required to make quarterly dividend payments on the stock at a rate of 5% per annum, which amounts to approximately $944 annually following the above referenced repurchase of stock by the Corporation. If the Series B Preferred Stock remains outstanding after five years from the date of its issuance, the dividend rate will increase to 9% per annum, or approximately $1,699 annually following the above referenced repurchase of stock by the Corporation.
The Board of Directors reviews the Corporation’s capital requirements on a regular basis and continues to assess potential alternatives for repurchasing the Corporation’s remaining Series B Preferred Stock. The Corporation intends to repurchase the Series B Preferred Stock at a time and in a manner that it believes is appropriate after considering, among other things, the Corporation’s anticipated capital requirements, projected dividend capacity from the Bank, the availability and relative attractiveness of alternative sources of capital, the Corporation’s risk profile, its earnings performance and asset quality trends, and input from its regulators. See Note 14 to the Consolidated Financial Statements for further information on the Series B Preferred Stock.
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

Contractual Obligations and Commitments
Contractual obligations and commitments of the Corporation at December 31, 2012 are as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$1,115	$—	$—	$—	$1,115
FHLB advances	15	30,000	17,500	—	47,515
Operating leases	1,119	1,391	772	777	4,059
Trust preferred securities	—	—	—	16,238	16,238
Benefit payments	285	536	489	1,080	2,390
Severance payments	24	—	—	—	24
Total	$2,558	$31,927	$18,761	$18,095	$71,341

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

A loan is impaired when based on current information and events it is probable the Corporation will be unable to collect the scheduled payment of principal and interest when due under the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard or below. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, using either the present value of estimated future cash flows discounted at the loans effective interest rate, the loan's observable market value or at the fair value of collateral if repayment is expected solely from the collateral.
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. The Corporation early adopted the ASU for 2011. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012 and December 31, 2011.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of December 31, 2012 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio. During 2011 and into 2012, a number of European member states, including Portugal, Ireland, Italy, Greece and Spain, experienced credit deterioration. The Corporation has no direct or indirect funded credit exposure to any sovereigns, financial institutions or corporate counterparties or borrowers in any of these countries, or in Europe.
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

Table 13 sets forth nonperforming assets for the five years ended December 31, 2012.
Table 13: Nonperforming Assets

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial real estate	$16,349	$21,512	$25,941	$21,658	$11,498
Commercial	472	1,072	1,333	2,465	1,368
Residential real estate	5,622	6,551	10,287	11,935	4,954
Home equity loans	4,293	4,365	3,137	2,134	1,245
Indirect	711	711	667	545	277
Consumer	349	260	466	100	250
Total nonperforming loans	27,796	34,471	41,831	38,837	19,592
Other foreclosed assets	1,366	1,687	3,119	1,264	1,108
Total nonperforming assets	$29,162	$36,158	$44,950	$40,101	$20,700
Loans 90 days past due accruing interest	$184	$—	$—	$—	$—

Total nonperforming loans as a percent of total loans	3.15%	4.09%	5.15%	4.84%	2.44%
Total nonperforming assets as a percent of total assets	2.48%	3.09%	3.90%	3.49%	1.82%
Allowance for loan losses to nonperforming loans	63.45%	49.50%	38.57%	48.39%	59.47%
The Corporation continues to aggressively manage credit quality and has made progress managing problem loans. Nonperforming loans at December 31, 2012 were $27,796 compared to $34,471 at December 31, 2011, a decrease of $6,675. Nonperforming commercial real estate loans decreased to $16,349 for December 31, 2012 compared to $21,512 at December 31, 2011. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively.
Other foreclosed assets were $1,366 as of December 31, 2012, compared to $1,687 from December 31, 2011. The $1,366 is comprised of six commercial properties totaling $398 and thirteen residential properties, totaling $968. This compares to nine commercial properties totaling $785 and ten residential properties, totaling $902 as of December 31, 2011 .
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2012, the Bank’s liquidity was within its policy limits.
In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2012, the Corporation expects the securities portfolio to generate cash flow in the next 12 months of $48,751 and $123,152 in the next 36 months.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2012.
Table 14: Liquidity

	Borrowing Capacity	Unused Capacity
	(Dollars in thousands)
FHLB Cincinnati	$68,251	$19,237
FRB Cleveland	43,035	43,035
Federal Funds Lines	30,000	30,000
Unaffiliated Financial Institutions	6,000	6,000
Total	$147,286	$98,272

Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $53,565 at December 31, 2012.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2012.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2012, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $792 or 2.1%, and in a -200 basis point shock, net interest income would decrease $2,262, or 6.0%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2012, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 13.6% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 6.7%.

Table 15: GAP Analysis:

	At December 31, 2012
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$48,918	$22,646	$63,388	$30,789	$45,001	$5,282	$216,024
Loans	144,055	165,072	294,130	121,650	93,284	64,357	882,548
Total earning assets	$192,973	$187,718	$357,518	$152,439	$138,285	$69,639	$1,098,572
Interest-bearing liabilities:
Consumer time deposits	$131,899	$186,381	$136,782	$27,258	$—	$91	$482,411
Money Market deposits	102,792	—	—	—	—	—	102,792
Savings deposits	9,541	19,079	57,238	33,389	—	—	119,247
Interest-bearing demand deposits	12,420	24,840	74,519	43,469	—	—	155,248
FHLB Advances	—	15	29,758	16,735	—	—	46,508
Long-term debt	8,119	—		8,119	—	—	16,238
Fed Funds, Repos, Other	1,115	—	—	—	—	—	1,115
Total interest-bearing liabilities	$265,886	$230,315	$298,297	$128,970	$—	$91	$923,559
Cumulative interest rate gap	$(70,059)	$(112,641)	$(43,662)	$(28,471)	$107,314	$176,862
RSA/RSL	74%	77%	94%	97%	112%	119%

	At December 31, 2011
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$58,670	$30,119	$52,911	$26,945	$50,576	$6,239	$225,460
Loans	243,571	129,049	258,428	123,891	65,304	23,557	843,800
Total earning assets	$302,241	$159,168	$311,339	$150,836	$115,880	$29,796	$1,069,260
Interest-bearing liabilities:
Consumer time deposits	$144,629	$200,864	$121,719	$36,746	$—	$432	$504,390
Money Market deposits	105,643	—	—	—	—	—	105,643
Savings deposits	8,195	16,390	49,172	28,683	—	—	102,440
Interest-bearing demand deposits	12,152	24,303	72,909	42,530	—	—	151,894
FHLB Advances	15,000	—	15,000	12,497	—	—	42,497
Long-term debt	8,119	8,119		—	—	—	16,238
Fed Funds, Repos, Other	227	—	—	—	—	—	227
Total interest-bearing liabilities	$293,965	$249,676	$258,800	$120,456	$—	$432	$923,329
Cumulative interest rate gap	$8,276	$(82,232)	$(29,693)	$687	$116,567	$145,931
RSA/RSL	103%	85%	96%	100%	113%	116%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/    Plante & Moran, PLLC
March 4, 2013
Auburn Hills, Michigan

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$24,139	$34,323
Federal funds sold and interest bearing deposits in banks	6,520	6,324
Cash and cash equivalents	30,659	40,647
Securities available for sale, at fair value (Note 5)	203,763	226,012
Restricted stock	5,741	5,741
Loans held for sale	7,634	3,448
Loans:
Portfolio loans (Note 7)	882,548	843,088
Allowance for loan losses (Note 7)	(17,637)	(17,063)
Net loans	864,911	826,025
Bank premises and equipment, net (Note 8)	8,721	8,968
Other real estate owned	1,366	1,687
Bank owned life insurance	18,611	17,868
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	594	731
Accrued interest receivable	3,726	3,550
Other assets (Note 13)	10,946	12,163
Total Assets	$1,178,254	$1,168,422
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 9)
Demand and other noninterest-bearing	$139,894	$126,713
Savings, money market and interest-bearing demand	377,287	359,977
Time deposits	482,411	504,390
Total deposits	999,592	991,080
Short-term borrowings (Note 10)	1,115	227
Federal Home Loan Bank advances (Note 11)	46,508	42,497
Junior subordinated debentures (Note 12)	16,238	16,238
Accrued interest payable	882	1,118
Accrued expenses and other liabilities	3,775	3,988
Total Liabilities	1,068,110	1,055,148
Shareholders’ Equity (Notes 14 and 15)
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at December 31, 2012 and December 31, 2011.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, 25,223 shares authorized, 18,880 shares issued at December 31, 2012 and 25,223 shares issued at December 31, 2011	18,880	25,223
Discount on Series B preferred stock	(65)	(101)
Warrant to purchase common stock	—	146
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 8,272,548 shares at December 31, 2012 and 8,210,443 at December 31, 2011	8,273	8,210
Additional paid-in capital	39,141	39,607
Retained earnings	48,767	44,080
Accumulated other comprehensive income	1,240	2,201
Treasury shares at cost, 328,194 shares at December 31, 2012 and at December 31, 2011	(6,092)	(6,092)
Total Shareholders’ Equity	110,144	113,274
Total Liabilities and Shareholders’ Equity	$1,178,254	$1,168,422
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$39,794	$42,133	$42,850
Securities:
U.S. Government agencies and corporations	4,677	5,847	7,220
State and political subdivisions	1,157	1,035	987
Other debt and equity securities	285	277	269
Federal funds sold and short-term investments	35	57	46
Total interest income	45,948	49,349	51,372
Interest Expense
Deposits	5,944	8,367	10,709
Federal Home Loan Bank advances	865	1,053	1,272
Short-term borrowings	1	2	4
Junior subordinated debentures	699	686	779
Total interest expense	7,509	10,108	12,764
Net Interest Income	38,439	39,241	38,608
Provision for Loan Losses (Note 7)	7,242	10,353	10,225
Net interest income after provision for loan losses	31,197	28,888	28,383
Noninterest Income
Investment and trust services	1,563	1,610	1,797
Deposit service charges	3,811	4,079	4,247
Other service charges and fees	3,082	3,246	3,208
Income from bank owned life insurance	742	722	709
Other income	877	330	329
Total fees and other income	10,075	9,987	10,290
Securities gains, net (Note 5)	189	832	393
Gains on sale of loans	1,575	889	1,000
Loss on sale of other assets, net	(92)	(293)	(116)
Gain on extinguishment of debt (Note 12)	—	—	2,210
Total noninterest income	11,747	11,415	13,777
Noninterest Expense
Salaries and employee benefits (Notes 18 & 19)	16,768	15,944	15,854
Furniture and equipment	4,060	3,088	3,550
Net occupancy (Note 8)	2,207	2,310	2,355
Professional fees	2,034	1,854	2,182
Marketing and public relations	1,231	1,002	1,065
Supplies, postage and freight	1,091	1,107	1,225
Telecommunications	731	727	802
Ohio franchise tax	1,232	1,298	1,113
FDIC assessments	1,304	1,749	2,241
Other real estate owned	570	1,021	597
Electronic banking expenses	722	899	873
Loan and collection expense	1,150	1,364	1,715
Other expense	1,803	1,781	1,997
Total noninterest expense	34,903	34,144	35,569
Income before income tax expense	8,041	6,159	6,591
Income tax expense (Note 13)	1,934	1,156	1,226
Net Income	6,107	5,003	5,365
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	(598)	1,095	(614)
Minimum pension liability adjustment, net of taxes during the period	(237)	(346)	257
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	126	555	262
Total other comprehensive income (loss), net of taxes	(961)	194	(619)
Comprehensive income	5,146	5,197	4,746
Dividends and accretion on preferred stock	1,266	1,276	1,276
Net Income Available to Common Shareholders	$4,841	$3,727	$4,089
Net Income Per Common Share (Note 2)

Basic	$0.61	$0.47	$0.55
Diluted	0.61	0.47	0.55
Dividends declared	0.04	0.04	0.04
Average Common Shares Outstanding
Basic	7,939,433	7,880,249	7,511,173
Diluted	7,943,918	7,880,249	7,511,173
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2010	$25,092	$146	$7,624	$37,862	$36,883	$2,626	$(6,092)	$104,141
Net Income					5,365			5,365
Other comprehensive loss, net of tax:						(619)		(619)
Share-based compensation				102				102
Common shares issued (462,234 shares)			462	1,578				2,040
Restricted shares granted (86,852 shares)			87	(87)
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share					(304)	—		(304)
Balance, December 31, 2010	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Net Income					5,003			5,003
Other comprehensive income, net of tax:						194		194
Share-based compensation				189				189
Restricted shares granted (40,000 shares), net of forfeitures (2,500 shares)			37	(37)				—
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share	—	—	—	—	(315)	—	—	(315)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					6,107			6,107
Other comprehensive loss, net of tax:						(961)		(961)
Share-based compensation				311				311
Restricted shares granted (62,105 shares)			63	(63)				—
Repurchase of warrants		(146)		(714)				(860)
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (6,343 shares)	(6,322)				163			(6,159)
Preferred dividends and accretion of discount	15				(1,266)			(1,251)
Common dividends declared, $.04 per share	—	—	—	—	(317)	—		(317)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating Activities
Net income	$6,107	$5,003	$5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,242	10,353	10,225
Depreciation and amortization	1,147	1,228	1,357
Amortization (accretion) of premiums and discounts	2,738	1,390	2,206
Amortization of intangibles	137	137	137
Amortization of loan servicing rights	304	201	262
Amortization of deferred loan fees	(294)	(54)	162
Federal deferred income tax expense (benefit)	372	(43)	469
Securities gains, net	(189)	(832)	(393)
Share-based compensation expense	310	189	102
Loans originated for sale	(90,475)	(69,066)	(80,175)
Proceeds from sales of loan originations	87,864	71,612	79,853
Net gain from loan sales	(1,575)	(889)	(1,000)
Net loss on sale of other assets	92	293	116
Net gain on extinguishment of debt	—	—	(2,210)
Net decrease (increase) in accrued interest receivable and other assets	(243)	5,372	249
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(448)	230	(4,477)
Net cash provided by operating activities	13,089	25,124	12,248
Investing Activities
Proceeds from sales of available-for-sale securities	25,462	36,427	15,499
Proceeds from maturities of available-for-sale securities	122,244	111,809	118,569
Purchase of available-for-sale securities	(129,101)	(152,265)	(111,777)
Proceeds from maturities of trading securities	—	—	436
Proceeds from sale of trading securities	—	—	7,774
Purchase of Federal Reserve Bank Stock	—	—	(756)
Net increase in loans made to customers	(46,676)	(42,419)	(25,395)
Proceeds from the sale of other real estate owned	1,070	3,651	584
Purchase of bank premises and equipment	(900)	(774)	(906)
Proceeds from sale of bank premises and equipment	—	257	11
Net cash provided by (used in) investing activities	(27,901)	(43,314)	4,039
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	13,181	11,237	(3,029)
Net increase in savings, money market and interest-bearing demand	17,310	41,543	13,389
Net decrease in certificates of deposit	(21,979)	(40,226)	(3,267)
Net increase (decrease) in short-term borrowings	888	(705)	(525)
Proceeds from Federal Home Loan Bank advances	57,500	24,500	34,000
Payment of Federal Home Loan Bank advances	(52,472)	(24,504)	(34,004)
Deferred FHLB prepayment penalty	(1,017)	—	—
Extinguishment of debt, net	—	—	(10)
Repurchase of warrants	(860)	—	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(6,159)	—	—
Dividends paid	(1,568)	(1,576)	(1,565)
Net cash provided by financing activities	4,824	10,269	4,989
Net increase (decrease) in cash and cash equivalents	(9,988)	(7,921)	21,276
Cash and cash equivalents, January 1	40,647	48,568	27,292
Cash and cash equivalents, December 31	$30,659	$40,647	$48,568
Supplemental cash flow information
Interest paid	$7,745	$10,424	$13,404
Income taxes paid	2,006	960	675
Transfer of loans to other real estate owned	1,173	3,120	2,970
Common stock issued for extinguishment of debt	—	—	2,040
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
Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
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
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2012 and December 31, 2011, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2012 and December 31, 2011, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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
Mortgage banking
The Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one in which the Corporation has entered into a written mortgage loan commitment with a potential borrower that will be held for resale. Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling interest rate environments where a borrower abandons an interest rate lock loan commitment when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons.
Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into mandatory forward sales contracts.
The Corporation's mortgage loans held for sale are subject to changes in fair value, due to changes in interest rates from the loan's closing date through the date the mortgage loan is sold in the secondary market. The fair value of the mortgage loan declines in value when interest rates increase and conversely declines in value when interest rates decrease. To mitigate the risk of changes in interest rates the Corporation enters into mandatory forward sales contracts on a portion of the mortgage loans held for sale to provide an economic hedge against those changes in fair value. The mandatory forward sales contracts were recorded at fair value with changes in value recorded in current earnings.
Loans
Loans are reported at the principal amount outstanding, net of unearned income and premiums and discounts. Loans acquired through business combinations are valued at fair market value on or near the date of acquisition. The difference between the principal amount outstanding and the fair market valuation is amortized over the aggregate average life of each class of loan. Unearned income includes deferred fees, net of deferred direct incremental loan origination costs. Unearned income is amortized to interest income, over the contractual life of the loan, using the interest method. Direct loan origination fees and costs are deferred and amortized as an adjustment to interest income over the contractual life of the loan, using the interest method.
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

A loan is impaired when based on current information and events it is probable the Corporation will be unable to collect the scheduled payment of principal and interest when due under the contractual terms of the loan agreement. Impairment is evaluated in total for smaller-balance loans of similar nature such as real estate mortgages and installment loans, and on an individual loan basis for commercial loans that are graded substandard or below. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, using either the present value of estimated future cash flows discounted at the loans effective interest rate, the loan's observable market value or at the fair value of collateral if repayment is expected solely from the collateral.
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

Fair Value Measurement
The Corporation uses fair value measurements to record certain assets and liabilities at fair value and determine fair value disclosures. Additional information regarding fair value measurement is included in Note 21 (Estimated Fair Value Financial Instruments) in the notes to the consolidated financial statements.
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

To simplify the process of testing goodwill for impairment for both public and nonpublic entities, on September 15, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. Prior to the update, entities were required to test goodwill for impairment on at least an annual basis. The Corporation early adopted the ASU for 2011.
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
Bank Owned Life Insurance
Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured's beneficiaries if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in other income.

Split-Dollar Life Insurance
The Corporation recognizes a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to certain employees extending to postretirement periods. Based on the present value of expected future cash flows, the liability is recognized based on the substantive agreement with the employee.

Share-Based Compensation
The Corporation’s stock based compensation plans are described in detail in Note 18 (Share-Based Compensation). Compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.
Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.
Investment and Trust Services Assets and Income
Property held by the Corporation in fiduciary or agency capacity for its customers is not included in the Corporation’s financial statements as such items are not assets of the Corporation. Income from the Investment and Trust Services Division is reported on an accrual basis.
Off Balance Sheet Instruments
In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. Additional information regarding Off Balance Sheet Instruments is included in Note 20 (Commitments and Contingencies) in the notes to the consolidated financial statements.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of shareholders’ equity. Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,295 and $4,019 at December 31, 2012 and 2011, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $2,055 and $1,818 at December 31, 2012 and 2011, respectively, are included in accumulated other comprehensive income.
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

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	7,939,433	7,880,249	7,511,173
Dilutive effect of stock options	4,485	—	—
Weighted average shares outstanding used in Diluted Earnings Per Common Share	7,943,918	7,880,249	7,511,173
Net Income	$6,107	$5,003	$5,365
Preferred stock dividend and accretion	1,266	1,276	1,276
Income Available to Common Shareholders	$4,841	$3,727	$4,089
Basic Earnings Per Common Share	$0.61	$0.47	$0.55
Diluted Earnings Per Common Share	$0.61	$0.47	$0.55

Options to purchase 232,000 common shares were considered in computing diluted earnings per common share for the period ended December 31, 2012. Stock options of 4,485 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended December 31, 2012.
All outstanding stock options and common stock warrants were antidilutive for the years ended December 31, 2011 and December 31, 2010.

(3)    Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $228 on December 31, 2012 and $690 on December 31, 2011.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2012 the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012 and December 31, 2011.
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

Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2012	2011
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	773	636
Carrying value of core deposit intangibles	$594	$731
Amortization expense for intangible assets was $137 for the years ended December 31, 2012, 2011 and 2010. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2012. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.
Core Deposits Intangibles

(Dollars in thousands)
2013	$137
2014	137
2015	137
2016	137
2017	46

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2012 and 2011 follows:

	At December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$102	$—	$36,970
Mortgage backed securities	109,440	2,589	(328)	111,701
Collateralized mortgage obligations	22,483	398	—	22,881
State and political subdivisions	29,980	2,241	(10)	32,211
Total Securities	$198,771	$5,330	$(338)	$203,763

	At December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,762	$120	$(1)	$56,881
Mortgage backed securities	103,624	3,705	(292)	107,037
Collateralized mortgage obligations	29,537	700	—	30,237
State and political subdivisions	30,000	1,901	(44)	31,857
Total Securities	$219,923	$6,426	$(337)	$226,012

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2012 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At December 31, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$23,719	$23,772
Due from one year to five years	25,167	25,881
Due from five years to ten years	11,349	12,425
Due after ten years	6,613	7,103
Mortgage backed securities and collateralized mortgage obligations	131,923	134,582
	$198,771	$203,763

The following table shows the proceeds from sales of available-for-sale securities for each of the three years ended December 31. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Gross realized gains	$189	$832	$393
Gross realized losses	—	—	—
Net Securities Gains	$189	$832	$393
Proceeds from the sale of available for sale securities	$25,462	$36,427	$15,499
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $150,197 and $137,388 at December 31, 2012 and 2011, respectively.
The following is a summary of securities that had unrealized losses at December 31, 2012 and 2011. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At December 31, 2012, the Corporation held 12 securities with unrealized losses totaling $338. At December 31, 2011 there were 10 securities with unrealized losses totaling $337. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage backed securities	$44,491	$(328)	$—	$—	$44,491	(328)
State and political subdivisions	1,062	(10)	—	—	1,062	(10)
Total	$45,553	$(338)	$—	$—	$45,553	$(338)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$9,999	$(1)	$—	$—	$9,999	$(1)
Mortgage backed securities	25,606	(292)	—	—	25,606	(292)
State and political subdivisions	3,669	(44)	—	—	3,669	(44)
Total	$39,274	$(337)	$—	$—	$39,274	$(337)

(6)    Transactions with Related Parties
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2012	2011
	(Dollars in thousands)
Amount at beginning of year	$17,214	$18,363
New loans	1,741	1,768
Repayments	(2,700)	(2,917)
Changes in directors and officers and /or affiliations, net	—	—
Amount at end of year	$16,255	$17,214
The Corporation, through its subsidiary Bank, maintains deposit accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $6,975 and $7,476, respectively at December 31, 2012 and 2011.

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

Activity in the allowance for loan losses by segment for 2012, 2011 and 2010 is summarized as follows:

Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(3,199)	(213)	(1,430)	(1,372)	(963)	(401)	(7,578)
Recoveries	388	45	96	35	288	58	910
Provision charged to expense	3,483	(406)	1,562	1,405	1,014	184	7,242
Balance, end of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,449	$209	$15	$—	$—	$—	$1,673
Collectively evaluated for impairment	9,937	626	1,544	2,357	1,230	270	15,964
Total ending allowance balance	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Loans:
Individually evaluated for impairment	$23,321	$597	$1,790	$398	$—	$61	$26,167
Collectively evaluated for impairment	390,684	68,108	63,193	122,432	199,924	12,040	856,381
Total ending loans balance	$414,005	$68,705	$64,983	$122,830	$199,924	$12,101	$882,548

Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Losses charged off	(5,195)	(262)	(1,664)	(1,895)	(695)	(398)	(10,109)
Recoveries	280	42	22	62	209	68	683
Provision charged to expense	4,502	312	2,168	2,610	473	288	10,353
Balance, end of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,747	$148	$37	$—	$—	$—	$3,932
Collectively evaluated for impairment	6,967	1,261	1,294	2,289	891	429	13,131
Total ending allowance balance	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Loans:
Individually evaluated for impairment	$31,746	$705	$1,141	$—	$—	$—	$33,592
Collectively evaluated for impairment	350,106	75,865	63,383	126,958	180,089	13,095	809,496
Total ending loans balance	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

Year Ended December 31, 2010
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$14,390	$862	$528	$1,591	$799	$622	$18,792
Losses charged off	(8,508)	(1,507)	(1,491)	(1,091)	(455)	(573)	(13,625)
Recoveries	87	157	30	39	293	138	744
Provision charged to expense	5,158	1,805	1,738	973	267	284	10,225
Balance, end of year	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,865	$206	$46	$—	$—	$—	$7,117
Collectively evaluated for impairment	4,262	1,111	759	1,512	904	471	9,019
Total ending allowance balance	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Loans:
Individually evaluated for impairment	$38,853	$1,333	$4,482	$—	$—	$—	$44,668
Collectively evaluated for impairment	336,950	64,329	70,203	132,536	150,031	13,862	767,911
Total ending loans balance	$375,803	$65,662	$74,685	$132,536	$150,031	$13,862	$812,579

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively. Bank-wide delinquency at December 31, 2011 was 3.71% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.43% and 0.30% of total loans at December 31, 2011, respectively. Information regarding delinquent loans as of December 31, 2012 and December 31, 2011 is as follows:
Age Analysis of Past Due Loans as of December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,681	$1,004	$12,398	$17,083	$396,922	$414,005	$—
Commercial	—	—	376	376	68,329	68,705	—
Residential real estate	394	1,094	2,827	4,315	60,668	64,983	184
Home equity loans	630	494	1,510	2,634	120,196	122,830	—
Indirect	645	227	69	941	198,983	199,924
Consumer	26	40	123	189	11,912	12,101	—
Total	$5,376	$2,859	$17,303	$25,538	$857,010	$882,548	$184

Age Analysis of Past Due Loans as of December 31, 2011

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$290	$804	$19,023	$20,117	$361,735	$381,852	$—
Commercial	54	249	805	1,108	75,462	76,570	—
Residential real estate	545	1,172	3,554	5,271	59,253	64,524	—
Home equity loans	1,942	181	1,666	3,789	123,169	126,958	—
Indirect	664	71	124	859	179,230	180,089
Consumer	131	12	28	171	12,924	13,095	—
Total	$3,626	$2,489	$25,200	$31,315	$811,773	$843,088	$—

Impaired Loans
A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while the loan was considered impaired was immaterial for all periods.

Impaired loans for the Period Ended December 31, 2012 , 2011 and 2010 are as follows:

			Twelve Months Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$9,945
Commercial	138	138	—	207
Residential real estate	1,610	1,686	—	1,187
Home equity loans	398	398	—	100
Indirect	—	—	—	—
Consumer	61	61	—	15
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	16,571
Commercial	459	459	209	251
Residential real estate	181	1,452	15	106
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$26,167	$34,156	$1,673	$28,382

			Twelve Months Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$14,805
Commercial	386	386	—	419
Residential real estate	1,069	1,897	—	1,470
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	18,130
Commercial	319	794	148	570
Residential real estate	72	72	37	72
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$33,592	$43,110	$3,932	$35,466

			Twelve Months Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$6,393	$10,367	$—	$8,643
Commercial	549	549	—	600
Residential real estate	3,102	3,432	—	3,211
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	32,460	35,483	6,865	29,946
Commercial	784	1,432	206	1,143
Residential real estate	1,380	1,416	46	1,420
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$44,668	$52,679	$7,117	$44,963
*impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $392 for the TDR loans at December 31, 2012.
The following table summarizes the loans that were modified as a TDR during the period ended December 31, 2012 and 2011.

At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	7	$5,595	$5,114
Residential real estate	11	$1,167	$1,167
Home equity loans	8	$398	$398
Consumer Loans	1	$61	$61

At December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$2,259	$2,259
Commercial and industrial	1	$840	$840

There were no loans modified in a TDR during 2012 that subsequently defaulted (i.e., 90 days or more past due following a modification).
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
The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower.
The Corporation had approximately $390 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Nonaccrual Loans

Nonaccrual loan balances at December 31, 2012 and December 31, 2011 are as follows:

Loans On Non-Accrual Status	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial real estate	$16,349	$21,512
Commercial	472	1,072
Residential real estate	5,622	6,551
Home equity loans	4,293	4,365
Indirect	711	711
Consumer	349	260
Total Nonaccrual Loans	$27,796	$34,471

Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for December 31, 2012 and December 31, 2011:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of December 31, 2012 and December 31, 2011:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	December 31, 2012
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$114	$—	$—	$—	$—	$114
Grade 2 — Modest	—	—	—	—	—	—	—
Grade 3 — Better than average	1,100	6	—	—	—	—	1,106
Grade 4 — Average	30,604	4,547	626	—	—	—	35,777
Grade 5 — Acceptable	342,067	60,023	5,584	—	—	—	407,674
Total Pass Credits	373,771	64,690	6,210	—	—	—	444,671
Grade 6 — Special mention	12,201	3,394	42	—	—	—	15,637
Grade 7 — Substandard	27,268	621	1,468	—	—	—	29,357
Grade 8 — Doubtful	765	—	—	—	—	—	765
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	414,005	68,705	7,720	—	—	—	490,430
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	54,416	120,196	198,983	11,912	385,507
30-59 days past due loans not internally risk graded	—	—	394	630	645	26	1,695
60-89 days past due loans not internally risk graded	—	—	1,094	494	227	40	1,855
90+ days past due loans not internally risk graded	—	—	1,359	1,510	69	123	3,061
Total loans not internally credit risk graded	—	—	57,263	122,830	199,924	12,101	392,118
Total loans internally and not internally credit risk graded	$414,005	$68,705	$64,983	$122,830	$199,924	$12,101	$882,548

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

(8)    Bank Premises, Equipment and Leases
Bank premises and equipment are summarized as follows:

	At December 31
	2012	2011
	(Dollars in thousands)
Land	$2,452	$2,452
Buildings	11,373	11,406
Equipment	14,706	14,514
Purchased software	4,722	4,295
Leasehold improvements	1,088	1,088
Total cost	$34,341	$33,755
Less: accumulated depreciation and amortization	25,620	24,787
Net bank premises and equipment	$8,721	$8,968
Depreciation of Bank premises and equipment charged to noninterest expense amounted to $887 in 2012, $1,032 in 2011 and $1,121 in 2010. Amortization of purchased software charged to noninterest expense amounted to $260 in 2012, $196 in 2011 and $236 in 2010.
The Bank is obligated under various non-cancelable operating leases on certain Bank premises and equipment. Minimum future payments under non-cancelable operating leases at December 31, 2012 are as follows:

Amount
(Dollars in thousands)
2013	$1,119
2014	714
2015	677
2016	513
2017	259
2018 and thereafter	777
Total	$4,059
Rentals paid under leases on Corporation premises and equipment amounted to $1,040 in 2012, $977 in 2011 and $1,118 in 2010.

(9)    Deposits
Deposit balances are summarized as follows:

	At December 31,
	2012	2011
	(Dollars in thousands)
Demand and other noninterest-bearing	$139,894	$126,713
Interest checking	155,248	151,894
Savings	119,247	102,440
Money market accounts	102,792	105,643
Consumer time deposits	386,549	424,870
Public time deposits	95,862	79,520
Total deposits	$999,592	$991,080

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $253,464 and $241,217 at December 31, 2012 and 2011, respectively.

The maturity distribution of certificates of deposit as of December 31, 2012 follows:

December 31, 2012
(Dollars in thousands)
2013	$299,286
2014	123,424
2015	29,096
2016	21,505
2017	9,100
Total	$482,411

(10)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2012, the Bank had pledged approximately $86,070 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,035. No amounts were outstanding under the line of credit at December 31, 2012 or December 31, 2011. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution. No amounts were outstanding under this line of credit at December 31, 2012 and December 31, 2011.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At December 31, 2012 and 2011, the outstanding balance of securities sold under repurchase agreements totaled $1,115 and $227, respectively. No Federal funds were purchased as of December 31, 2012 and 2011.

(11)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $47,515 and $42,497 at December 31, 2012 and December 31, 2011 respectively. All advances were bullet maturities with no call features. At December 31, 2012, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $71,258 and $24,283, respectively. The maximum borrowing capacity of the Bank at December 31, 2012 was $68,251. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at December 31, 2012 and December 31, 2011.
Maturities of FHLB advances outstanding at December 31, 2012 and 2011 are as follows:

December 31, 2012
(Dollars in thousands)
Maturities January 2014 with fixed rate 3.55%	$15
Maturity January 2015 with fixed rate 0.80%	20,000
Maturity December 2016 with fixed rate 0.79%	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000
Maturity June 2018 fixed rate 1.24%	2,500
Restructuring prepayment penalty	(1,007)
Total FHLB advances	$46,508

December 31, 2011
(Dollars in thousands)
Maturity January 2012, fixed rate 2.37%	$15,000
Maturities January 2014 through August 2014, with fixed rates ranging from 2.06% to 3.55%	15,027
Maturities January 2015 fixed rate 2.00% and July 2015, fixed rate 4.76%	12,470
Total FHLB advances	$42,497

In 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a remaining maturity of 12 to 31 months. The prepaid FHLB advances were replaced with $27,500 of fixed rate FHLB advances with a contractual average interest rate of 0.88% and terms of 49 to 67 months. In accordance with the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. The present value of the cash flows under the terms of the new FHLB advances (including the prepayment penalties) were not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances and therefore the new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges. As a result, the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. The prepayment penalty effectively increases the interest rate on the new advances over the lives of the new advances at the time of the transaction. The benefit of prepaying these advances was an immediate decrease in interest expense and a decrease in interest rate sensitivity as the maturity of each of the refinanced FHLB advances was extended at a lower rate.

At December 31, 2012, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2013	$—	—%
2014	15	3.55
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,515	0.87%
Restructuring prepayment penalty	(1,007)
Total	$46,508

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
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2012 were 1.79% and 6.64% for Trust I and Trust II, respectively. At December 31, 2012 and December 31, 2011, accrued interest payable for Trust I was $5 and $7 and for Trust II was $21 and $24, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.
In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and those holders exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. The Corporation recorded a gain of $2,210 in connection with the exchange, which is included in the consolidated statements of income as “Gain on extinguishment of debt”. At December 31, 2012 the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

(13)    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income Taxes:
Federal current expense	$1,562	$1,199	$757
Federal deferred expense (benefit)	372	(43)	469
Total Income Tax expense	$1,934	$1,156	$1,226
The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Computed “expected” tax expense	$2,734	$2,094	$2,241
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(451)	(404)	(371)
Tax exempt interest on bank owned life insurance	(210)	(203)	(199)
New markets tax credit	(208)	(270)	(536)
Other, net	69	(61)	91
Total Income Taxes Expense	$1,934	$1,156	$1,226

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2012 and 2011 there were no material uncertain income tax positions. At December 31, 2012 and December 31, 2011, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months. During 2012, 2011 and 2010 there were no material uncertain income tax positions.
Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2012 and 2011 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2012	2011
	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$5,996	$5,802
Deferred compensation	420	253
Minimum pension liability	1,059	937
Equity based compensation	228	187
Accrued loan fees and costs	314	413
New Market Tax Credit and AMT Credit Carryforward	335	944
Non-accrual loan interest	1,126	793
Mark-to-market adjustments	75	—
Other deferred tax assets	179	120
Total deferred Federal tax assets	$9,732	$9,449
Deferred Federal tax liabilities:
Net unrealized gain on securities available for sale	(1,698)	(2,070)
FHLB stock dividends	(255)	(255)
Intangible asset amortization	(1,118)	(1,077)
Accretion	(238)	(226)
Deferred charges	(182)	(212)
FHLB restructure	(342)	—
Prepaid pension	(969)	(974)
Other deferred tax liabilities	(274)	(351)
Total deferred Federal tax liabilities	(5,076)	(5,165)
Net deferred Federal tax assets	$4,656	$4,284
The Corporation’s income tax returns are subject to review and examination by federal and state taxing authorities. The Corporation is no longer subject to examination by the federal taxing authority for years prior to 2010. Tax years 2010 and later remain open to examination by the federal taxing authority.

(14)    Shareholders’ Equity
Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 150,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2012 and 2011, 18,880 and 25,223 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.

On December 12, 2008, the Corporation issued 25,223 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Treasury in the TARP Capital Purchase Program for a purchase price of approximately $25,223. Holders of the shares of Series B Preferred Stock are entitled to receive if, as and when declared by our Board of Directors or duly authorized committee of the Board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on liquidation preference of $1,000 per share of Series B Preferred Stock with respect to each dividend period. From and after February 15, 2014, holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum if 9% per share on a liquidation preference of $1,000 per Series B Preferred Stock. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).

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
The remaining 18,880 shares of Preferred Stock pay cumulative quarterly cash dividends at a rate of 5% per year on the $1,000 liquidation preference through February 15, 2014 and at a rate of 9% per year thereafter. The Corporation accrues dividends based on the rates, liquidation preference and time since last quarterly dividend payment. The Corporation may redeem the Preferred Stock for the liquidation preference plus accrued and unpaid dividends subject to prior consultation with the Federal Reserve Board.
The Corporation is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Board of Governors of the Federal Reserve System, or the Federal Reserve Board, is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, such as us, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, the Corporation is subject to Ohio state laws relating to the payment of dividends

As part of the U.S. Department of the Treasury’s (the "Treasury") strategy for winding down its remaining investment in the Troubled Asset Relief Program (TARP), particularly in community banks, the Treasury conducted various public auctions of TARP preferred stock in 2012. On June 19, 2012 the U.S. Department of Treasury completed the offer and sale of all 25,223 shares of the Corporation's Series B Preferred Stock. The underwriters in the offering purchased the Series B Preferred Stock from the U.S. Department of Treasury at a price of $856.13 per share. The shares were subsequently sold to the public through a modified Dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering.

In the fourth quarter of 2012, the Corporation completed the repurchase of 6,343 in par value, or approximately 25% of the outstanding shares, of its Series B Preferred Stock in exchange for cash at a price representing a discount to par value. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized an increase to retained earnings of $163. As of December 31, 2012 18,880 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.
Warrant to Purchase Common Stock
During the third quarter 2012, the Corporation entered into a Warrant Repurchase Agreement to purchase the Warrant attached to the U.S. Department of Treasury's Preferred Stock offering in 2008. The warrants were immediately exercisable for 561,343 shares of our common stock at an exercise price of $6.74 per common share. The warrants were transferrable and could be exercised at any time on or before July 2, 2012. The Corporation negotiated a repurchase of all of the outstanding warrants at a mutually agreed upon price of $1.53, or $860 with the U.S. Treasury. The repurchase of these warrants occurred in July 2012 and reduced equity by the amount of the purchase price. Following settlement of the Warrant repurchase, the Treasury had no remaining investment in the Corporation.

Common Stock
The Corporation is authorized to issue up to 15,000,000 common shares. Common shares issued were 8,272,548 at December 31, 2012 and 8,210,443 at December 31, 2011. Common shares outstanding were 7,944,354 and 7,882,249 at December 31, 2012 and December 31, 2011, respectively.
Common Shares Repurchase Plan and Treasury Shares
On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares are expected to be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2012 and

December 31, 2011, LNB Bancorp, Inc. held 328,194 common shares as Treasury shares under this plan at a total cost of $6,092. The terms of the Corporation’s Series B Preferred Stock originally issued to the U.S. Treasury in conjunction with the TARP Capital Purchase Program include limitations on the Corporation’s ability to repurchase its common shares. As long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent there are then any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions.

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
LNBB Direct Stock Purchase and Dividend Reinvestment Plan
The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2012 and 9,936 shares were purchased in the open market at the market price on the date of purchase. Similarly, the Corporation did not issue shares pursuant to the Plan in 2011 while 13,795 shares were purchased in the open market at the market price on the date of purchase.
Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained earnings. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Dividends declared and paid in 2012 were approved by the OCC prior to declaration and payment. Future dividend payments or debt issuance by the Corporation will be based on future earnings and the approval of the OCC.

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

At December 31, 2012 and 2011, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have arisen since that notification that have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$114,425	12.47%	$123,461	14.01%
Bank	112,150	12.23	113,005	12.84
Tier 1 capital (risk weighted)
Consolidated	102,877	11.21	100,368	11.39
Bank	100,608	10.97	101,925	11.58
Tier 1 capital (average assets)
Consolidated	102,877	8.79	100,368	8.80
Bank	100,608	8.60	101,925	8.94
Well Capitalized:
Total capital (risk weighted)
Consolidated	$91,779	10.00%	$88,123	10.00%
Bank	91,727	10.00	88,010	10.00
Tier 1 capital (risk weighted)
Consolidated	55,067	6.00	52,872	6.00
Bank	55,036	6.00	52,811	6.00
Tier 1 capital (average assets)
Consolidated	58,525	5.00	57,027	5.00
Bank	58,462	5.00	57,005	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$73,423	8.00%	$70,499	8.00%
Bank	73,382	8.00	70,408	8.00
Tier 1 capital (risk weighted)
Consolidated	36,712	4.00	35,248	4.00
Bank	36,691	4.00	35,207	4.00
Tier 1 capital (average assets)
Consolidated	46,820	4.00	45,622	4.00
Bank	46,769	4.00	45,604	4.00

(16)    Parent Company Financial Information
LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2012 and 2011, and the condensed statements of income and cash flows for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2012	2011
	(Dollars in thousands)
Assets:
Cash	$2,001	$2,688
Investment in The Lorain National Bank	124,113	126,533
Other investments	—	7
Other assets	505	552
Total Assets	$126,619	$129,780
Liabilities and Shareholders’ Equity
Junior subordinated debentures	$16,238	$16,238
Other liabilities	237	268
Shareholders’ equity	110,144	113,274
Total Liabilities and Shareholders’ Equity	$126,619	$129,780

	Year ended December 31,
Condensed Statements of Income	2012	2011	2010
	(Dollars in thousands)
Income
Interest income	$—	$160	$267
Cash dividend from The Lorain National Bank	7,650	—	1,000
Other income	21	21	25
Gain on extinguishment of debt	—	—	2,210
Total Income	7,671	181	3,502
Expenses
Interest expense	699	687	778
Other expenses	752	357	181
Total Expense	1,451	1,044	959
Income (loss) before income taxes and equity in undistributed net income of subsidiary	6,220	(863)	2,543
Income tax expense (benefit)	(486)	(304)	520
Equity in undistributed net income (loss) of subsidiary	(599)	5,562	3,342
Net Income	$6,107	$5,003	$5,365

	Year ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
	(Dollars in thousands)
Net Income	$6,107	$5,003	$5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	599	(5,562)	(3,342)
Share-based compensation expense	311	189	102
Gain on extinguishment of debt	—	—	(2,210)
Net change in other assets and liabilities	883	(25)	213
Net cash provided by (used in) operating activities	7,900	(395)	128
Cash Flows from Investing Activities:
Payments from The Lorain National Bank for subordinated debt instrument	—	4,000	—
Net cash provided by investing activities	—	4,000	—
Cash Flows from Financing Activities:
Extinguishment of debt, net	—	—	(10)
Repurchase of warrants	(860)
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(6,159)
Dividends paid	(1,568)	(1,576)	(1,565)
Net cash used in financing activities	(8,587)	(1,576)	(1,575)
Net increase (decrease) in cash equivalents	(687)	2,029	(1,447)
Cash and cash equivalents at beginning of year	2,688	659	2,106
Cash and cash equivalents at end of year	$2,001	$2,688	$659

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

The net periodic pension costs charged to expense amounted to $16 in 2012, $11 in 2011 and $148 in 2010. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2012, 2011, and 2010. There were no losses recognized due to settlement in 2012, 2011and 2010.

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,641)	$(5,610)	$(5,716)
Interest Cost	(254)	(322)	(314)
Actuarial gain (loss)	(359)	(312)	(35)
Benefits paid	310	603	455
Projected benefit obligation at the end of the year	$(5,944)	$(5,641)	$(5,610)
Change in plan assets
Fair value of plan assets at beginning of year	$5,251	$5,756	$4,221
Actual gain on plan assets	237	98	590
Employer contributions	500	—	1,400
Benefits paid	(310)	(603)	(455)
Fair value of plan assets at end of year	$5,678	$5,251	$5,756
Funded status (included in accrued liabilities or prepaid assets)	$(265)	$(390)	$146
Unrecognized actuarial loss in accumulated other comprehensive income	$3,114	$2,754	$2,230
Amounts recognized in the consolidated statements of income consist of:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net Periodic Pension Cost
Interest cost on projected benefit obligation	$254	$322	$314
Expected return on plan benefits	(383)	(442)	(308)
Amortization of loss	145	131	142
Net Periodic Pension Cost	$16	$11	$148
Pension liability adjustments recognized in other comprehensive income include:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Amortization of unrecognized actuarial loss	$145	$131	$142
Current deferral of gains	214	392	247
Pension liability adjustments recognized in comprehensive income	359	524	389
Tax effect	(122)	(178)	(132)
Net pension liability adjustments	$237	$346	$257

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average discount rate	4.50%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Assumed rate of future compensation increases	—%	—%	—%

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.
Plan Assets
The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2012, 2011 and 2010 by asset category are as follows:

	Plan Assets at December 31,
	2012	2011	2010
Asset Category:
Equity securities	70.1%	63.5%	62.6%
Debt securities	27.6%	34.9%	35.5%
Cash and cash equivalents	2.3%	1.6%	1.9%
Total	100.0%	100.0%	100.0%
LNB Bancorp, Inc. common stock to total plan assets	—%	—%	—%
The allocation of assets in the Bank’s Retirement Pension Plan is an important determinant of their investment performance. The investment strategy for 2013 will concentrate on allocating funds traditionally with a 60% equity security position and a 40% debt security position. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in the future.
The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2013	$285
2014	273
2015	263
2016	249
2017	240
2018 and thereafter	1,080

(18)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated May 2, 2012. Awards granted under this Plan as of December 31, 2012 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.

As of December 31, 2012 and 2011, there was $377 and $307, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2012. The total fair value of shares vested during the year ended December 31, 2012 and 2011 was $192 and $31, respectively.
Stock Options
The expense recorded for stock options was $14, $1 and $15 for the years ended December 31, 2012, 2011 and 2010, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

2012
Risk free interest rate	1.27%
Dividend yield	3.38%
Volatility	33.00%
The weighted-average fair value of options granted in 2012 was $5.39.
Options outstanding at December 31, 2012 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	8.91	2,500	$5.34
$14.47	82,000	5.10	82,000	14.47
$15.35-$16.50	52,500	4.21	52,500	15.78
$19.10	30,000	3.09	30,000	19.10
$19.17	30,000	2.09	30,000	19.17
Outstanding at end of period	232,000	4.86	197,000	$16.12
A summary of the status of stock options at December 31, 2012 and December 31, 2011 and changes during the year then ended is presented in the table below:

	2012		2011
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	197,000	16.12	197,000	16.12
Granted	35,000	5.39	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	232,000	14.50	197,000	16.12
Exercisable at end of period	197,000	16.12	196,167	16.17

There were no options exercised during the year ended December 31, 2012 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the year ended December 31, 2012 was $19.

Restricted Shares

In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which were forfeited by the recipients due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for December 31, 2012, 2011 and 2010 was $296, $188, and $87, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at December 31, 2012 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	124,352	$4.68
Granted	62,105	5.39
Vested	(43,426)	4.42
Forfeited or expired	—	—
Nonvested at December 31, 2012	143,031	5.07
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the years ended December 31, 2012, was $4 and for 2011 and 2010 was $0.

(19)    Benefit Plans
The Bank adopted The Lorain National Bank 401(k) Plan (the Plan) effective January 1, 2001. The Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2012, 2011 or 2010.
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
The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $410, $395, and $374, in 2012, 2011 and 2010, respectively.

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

A summary of the contractual amount of commitments at December 31, 2012 and 2011 follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit	$74,206	$92,128
Home equity lines of credit	81,041	78,410
Standby letters of credit	8,685	8,145
Total	$163,932	$178,683
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

•
The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2012 and 2011.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012					December 31, 2011
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$30,659	$30,659	$30,659	$—	$—	$40,647	$40,647
Securities	203,763	203,763	—	203,763	—	226,012	226,012
Restricted stock	5,741	5,741	—	5,741	—	—	—
Portfolio loans, net	864,911	868,716	—	—	868,716	826,025	825,662
Loans held for sale	7,634	7,891	—	7,891	—	3,448	3,448
Accrued interest receivable	3,726	3,726	—	3,726	—	3,550	3,550
Financial liabilities
Deposits:
Demand, savings and money market	517,181	511,665	—	511,665	—	486,690	486,690
Certificates of deposit	482,411	485,394	—	485,394	—	504,390	509,449
Short-term borrowings	1,115	1,115	—	1,115	—	227	227
Federal Home Loan Bank advances	46,508	46,828	—	46,828	—	42,497	43,824
Junior subordinated debentures	16,238	17,197	—	17,197	—	16,238	16,130
Accrued interest payable	882	882	—	882	—	1,118	1,118
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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$36,970	$—	$36,970	$—
Mortgage backed securities	111,701	—	111,701	—
Collateralized mortgage obligations	22,881	—	22,881	—
State and political subdivisions	32,211	—	32,211	—
Total	$203,763	$—	$203,763	$—
Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$56,881	$—	$56,881	$—
Mortgage backed securities	107,037	—	107,037	—
Collateralized mortgage obligations	30,237	—	30,237	—
State and political subdivisions	31,857	—	31,857	—
Total	$226,012	$—	$226,012	$—

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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2012 and 2011, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$27,796	$27,796
Other real estate	—	—	1,366	1,366
Total assets at fair value on a nonrecurring basis	$—	$—	$29,162	$29,162
December 31, 2011	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$34,471	$34,471
Other real estate	—	—	1,687	1,687
Total assets at fair value on a nonrecurring basis	$—	$—	$36,158	$36,158

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

(22)    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2012
Total interest income	$11,677	$11,845	$11,506	$10,920	$45,948
Total interest expense	2,022	1,912	1,843	1,732	7,509
Net Interest income	9,655	9,933	9,663	9,188	38,439
Provision for loan losses	1,900	1,667	1,875	1,800	7,242
Net interest income after provision for loan losses	7,755	8,266	7,788	7,388	31,197
Noninterest income	2,875	2,543	2,953	3,376	11,747
Noninterest expense	8,544	9,047	8,678	8,634	34,903
Income tax expense	581	324	538	491	1,934
Net Income	1,505	1,438	1,525	1,639	6,107
Preferred Stock Dividend and Accretion	319	318	319	310	1,266
Net Income Available to Common Shareholders	1,186	1,120	1,206	1,329	4,841
Basic earnings per common share	0.15	0.14	0.15	0.17	0.61
Diluted earnings per common share	0.15	0.14	0.15	0.17	0.61
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2011
Total interest income	$12,335	$12,472	$12,536	$12,006	$49,349
Total interest expense	2,721	2,636	2,477	2,274	10,108
Net Interest income	9,614	9,836	10,059	9,732	39,241
Provision for loan losses	2,100	3,345	2,100	2,808	10,353
Net interest income after provision for loan losses	7,514	6,491	7,959	6,924	28,888
Noninterest income	3,071	2,804	2,542	2,998	11,415
Noninterest expense	9,189	8,522	8,329	8,104	34,144
Income tax expense (benefit)	266	61	500	329	1,156
Net Income	1,130	712	1,672	1,489	5,003
Preferred Stock Dividend and Accretion	319	318	319	320	1,276
Net Income Available to Common Shareholders	811	394	1,353	1,169	3,727
Basic earnings per common share	0.10	0.05	0.17	0.15	0.47
Diluted earnings per common share	0.10	0.05	0.17	0.15	0.47
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
1.    Disclosure Controls and Procedures
The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2012, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation's disclosure controls and procedures were effective as of December 31, 2012.
2.    Internal Control over Financial Reporting
The Management of LNB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over its financial reporting. LNB Bancorp, Inc.'s internal control over financial reporting is a process designed under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
LNB Bancorp, Inc.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2012, the Corporation's internal control over financial reporting was effective.
The Dodd-Frank Act includes a provision that permanently exempts “non-accelerated filers” from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer's independent registered public accounting firm on the issuer's internal control over financial reporting. Since the Corporation was a non-accelerated filer as of December 31, 2012, it is not required to comply with the requirements of Section 404(b) in this Annual Report on Form 10-K. However, if the market value of the Corporation's common shares held by non-affiliates equals $75 million or more as of the end of the last day of the Corporation's most recently completed second quarter, the Corporation will be required to provide an attestation report from its independent registered public accounting firm on the Corporation's internal control over financial reporting in its Annual Report on Form 10-K for the year in which it equals or exceeds the $75 million threshold.
3.    Changes in Internal Control over Financial Reporting
No change in the Corporation's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant
Information regarding the executive officers of the Corporation is set forth in Part I of this Form 10-K. Other information required to be included in this Item 10 is incorporated by reference herein from the information about the Corporation's directors provided in the section captioned “PROPOSAL 1 - Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation's Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders to be filed with the SEC.

Item 11.	Executive Compensation
The information required to be included in this Item 11 is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required to be included in this Item 12 is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation's common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation's equity compensation plans as of December 31, 2012:
Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	139,500	$12.15	474,043	(2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05	—
Total	232,000	$14.50	474,043
____________________________

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

(2)
Represents shares available for grant under the LNB Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. The LNB Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan allows for the granting of an aggregate of 800,000 common shares in the form of awards under the plan of which no more than 400,000 may be granted in the form of restricted shares.

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
The information required to be included in this Item 13 is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required to be included in this Item 14 is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements included under Item 8.    The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated March 4, 2013 appear on pages 44 through 50 of this annual report on Form 10-K:

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
(b) The exhibits referenced on the Exhibit Index hereto are filed as part of this report.

Exhibit Index

S-K Reference Number	Exhibit
3(a)	LNB Bancorp, Inc. Second Amended Articles of Incorporation. Incorporated by reference herein from Exhibit 3(a) of the Corporation's Form 10-K for the fiscal year ended December 31, 2005.

3(b)
Certificate of Amendment to the Amended Articles of Incorporation, filed with the Ohio Secretary of State on December 11, 2008. Incorporated by reference herein from Exhibit 3.1 of the Corporation's Form 8-K filed on December 17, 2008.

3(c)
Certificate of Amendment to Amended Articles of Incorporation, filed with the Ohio Secretary of State on October 25, 2010. Incorporated by reference herein from Exhibit 3.1 of the Corporation's Form 8-K filed on October 25, 2010.

3(d)	LNB Bancorp, Inc. Amended Code of Regulations. Incorporated by reference herein from Appendix A to the Corporation's Definitive Proxy Statement on Schedule 14A filed March 16, 2007.

4(a)
Rights Agreement between LNB Bancorp, Inc. and Registrar and Transfer Company, as rights agent, dated October 25, 2010, including the Form of Right Certificate and the Summary of Rights to Purchase Preferred Shares. Incorporated by reference herein from Exhibit 4.1 of the Corporation's Form 8-K filed on October 25, 2010.

4(b)
Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to floating rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.1 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

4(c)
Indenture, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to fixed rate Junior Subordinated Debt Securities Due June 15, 2037. Incorporated by reference herein from Exhibit 4.2 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

4(d)
Amended and Restated Declaration of Trust of LNB Trust I, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.3 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

4(e)
Amended and Restated Declaration of Trust of LNB Trust II, dated as of May 9, 2007. Incorporated by reference herein from Exhibit 4.4 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

4(f)
Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust I, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.2 of the Corporation's Form 8-K filed on August 6, 2010.

4(g)
First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.3 of the Corporation's Form 8-K filed on August 6, 2010.

4(h)
Amendment No. 1 to Amended and Restated Declaration of Trust of LNB Trust II, dated as of August 4, 2010. Incorporated by reference herein from Exhibit 99.4 of the Corporation's Form 8-K filed on August 6, 2010.

4(i)
First Supplemental Indenture, dated as of August 4, 2010, between the Company and Wells Fargo Bank, National Association. Incorporated by reference herein from Exhibit 99.5 of the Corporation's Form 8-K filed on August 6, 2010.

S-K Reference Number	Exhibit
10(a)*	Form of Stock Appreciation Rights Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed January 25, 2006.

10(b)*	LNB Bancorp, Inc. Stock Appreciation Rights Plan, as restated. Incorporated by reference herein from Exhibit 10.2 of the Corporation's Form 8-K filed on December 18, 2009.

10(c)*
Stock Option Agreement, effective as of June 27, 2005, between the Corporation and Frank A. Soltis. Incorporated by reference herein from Exhibit 10.2 to the Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2005.

10(d)*
Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated January 28, 2005. Incorporated by reference herein from Exhibit 10(a) to the Corporation's Form 10-K for the fiscal year ended December 31, 2004.

10(e)*
Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated as of July 16, 2008. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 8-K filed on July 18, 2008.

10(f)*
Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated as of December 12, 2008. Incorporated by reference herein from Exhibit 10(f) to the Corporation's Form 10-K for the fiscal year ended December 31, 2008.

10(g)*
Amendment to Employment Agreement by and between Daniel E. Klimas and LNB Bancorp, Inc. dated as of December 15, 2009. Incorporated by reference herein from Exhibit 10.3 of the Corporation's Form 8-K filed on December 18, 2009.

10(h)
The Lorain National Bank Retirement Pension Plan amended and restated effective December 31, 2002, dated November 19, 2002. Incorporated by reference herein from Exhibit 10 to the Corporation's annual report on Form 10-K for the year ended December 31, 2002.

10(i)
Lorain National Bank Group Term Carve Out Plan dated August 7, 2002. Incorporated by reference herein from Exhibit 10(a) to the Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2002.

10(j)
Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated December 15, 2000. Incorporated by reference herein from Exhibit 10(n) of the Corporation's Form 10-K for the fiscal year ended December 31, 2005.

10(k)
Amendment to Supplemental Retirement Benefits Agreement by and between Gary C. Smith and LNB Bancorp, Inc. and The Lorain National Bank dated October 6, 2003. Incorporated by reference herein from Exhibit (10a) to the Corporation's Form 10-K for the year ended December 31, 2003.

10(l)
Supplemental Retirement Agreement by and between Gregory D. Friedman and LNB Bancorp, Inc. and The Lorain National Bank dated December 22, 2000. Incorporated by reference herein from Exhibit 10(p) of the Corporation's Form 10-K for the fiscal year ended December 31, 2005.

10(m)
Agreement To Join In The Filing of Consolidated Federal Income Tax Returns between LNB Bancorp, Inc. and The Lorain National Bank dated February 27, 2004. Incorporated by reference herein from Exhibit 10(w) of the Corporation's Form 10-K for the fiscal year ended December 31, 2005.

10(n)*	LNB Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 8-K filed on May 3, 2012.

S-K Reference Number	Exhibit
10(o)
Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust I. Incorporated by reference herein from Exhibit 10. 1 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

10(p)
Guarantee Agreement, dated as of May 9, 2007, by and between LNB Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to securities of LNB Trust II. Incorporated by reference herein from Exhibit 10.2 of the Corporation's Form 10-Q for the fiscal quarter ended June 30, 2007.

10(q)*
Form of Nonqualified Stock Option Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 8-K filed February 6, 2008.

10(r)*	Form of Restricted Stock Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 8-K filed February 25, 2010.

10(s)*	LNB Bancorp, Inc. 2012 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed September 6, 2012.

10(t)*	LNB Bancorp, Inc. 2012 CEO Incentive Plan. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed November 2, 2012.

21.1	Subsidiaries of LNB Bancorp, Inc.

23.1	Consent of Plante & Moran, PLLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the annual report on Form 10-K of LNB Bancorp, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: March 6, 2013	By:	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013
Daniel E. Klimas

/s/ Gary J. Elek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2013
Gary J. Elek

/s/ James R. Herrick	Chairman and Director	March 6, 2013
James R. Herrick

/s/ Terry D. Goode	Vice Chairman and Director	March 6, 2013
Terry D. Goode

/s/ Robert M. Campana	Director	March 6, 2013
Robert M. Campana

/s/ J. Martin Erbaugh	Director	March 6, 2013
J. Martin Erbaugh

/s/ Lee C. Howley	Director	March 6, 2013
Lee C. Howley

/s/ Daniel G. Merkel	Director	March 6, 2013
Daniel G. Merkel

/s/ Thomas P. Perciak	Director	March 6, 2013
Thomas P. Perciak

/s/ Jeffrey F. Riddell	Director	March 6, 2013
Jeffrey F. Riddell

/s/ John W. Schaeffer, M.D.	Director	March 6, 2013
John W. Schaeffer, M.D.

/s/ Donald F. Zwilling	Director	March 6, 2013
Donald F. Zwilling