Form 10-Q
period 2013-03-31
LNB BANCORP INC
filed 2013-05-10
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

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

The number of common shares of the registrant outstanding on May 3, 2013 was 9,303,702.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$35,798	$24,139
Federal funds sold and interest bearing deposits in banks	19,156	6,520
Cash and cash equivalents	54,954	30,659
Securities available for sale, at fair value (Note 5)	223,173	203,763
Restricted stock	5,741	5,741
Loans held for sale	6,250	7,634
Loans:
Portfolio loans (Note 6)	889,931	882,548
Allowance for loan losses (Note 6)	(17,806)	(17,637)
Net loans	872,125	864,911
Bank premises and equipment, net	8,588	8,721
Other real estate owned	1,215	1,366
Bank owned life insurance	18,778	18,611
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	561	594
Accrued interest receivable	4,018	3,726
Other assets	14,198	10,946
Total Assets	$1,231,183	$1,178,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$136,313	$139,894
Savings, money market and interest-bearing demand	397,080	377,287
Time deposits	515,783	482,411
Total deposits	1,049,176	999,592
Short-term borrowings (Note 8)	1,889	1,115
Federal Home Loan Bank advances (Note 9)	46,557	46,508
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	828	882
Accrued expenses and other liabilities	6,290	3,775
Total Liabilities	1,120,978	1,068,110
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at March 31, 2013 and December 31, 2012.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, 9,147 shares authorized and issued at March 31, 2013 and 18,880 shares authorized and issued at December 31, 2012	9,147	18,880
Discount on Series B preferred stock	(29)	(65)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 9,631,896 shares at March 31, 2013 and 8,272,548 at December 31, 2012	9,632	8,273
Additional paid-in capital	47,587	39,141
Retained earnings	49,551	48,767
Accumulated other comprehensive income	409	1,240
Treasury shares at cost, 328,194 shares at March 31, 2013 and at December 31, 2012	(6,092)	(6,092)
Total Shareholders’ Equity	110,205	110,144
Total Liabilities and Shareholders’ Equity	$1,231,183	$1,178,254
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$9,054	$10,049
Securities:
U.S. Government agencies and corporations	841	1,260
State and political subdivisions	289	287
Other debt and equity securities	70	72
Federal funds sold and short-term investments	20	9
Total interest income	10,274	11,677
Interest Expense
Deposits	1,249	1,631
Federal Home Loan Bank advances	154	215
Short-term borrowings	1	—
Junior subordinated debentures	166	176
Total interest expense	1,570	2,022
Net Interest Income	8,704	9,655
Provision for Loan Losses (Note 6)	1,350	1,900
Net interest income after provision for loan losses	7,354	7,755
Noninterest Income
Investment and trust services	375	390
Deposit service charges	816	935
Other service charges and fees	831	748
Income from bank owned life insurance	168	165
Other income	321	342
Total fees and other income	2,511	2,580
Securities gains, net (Note 5)	178	—
Gains on sale of loans	656	347
Loss on sale of other assets, net	(13)	(52)
Total noninterest income	3,332	2,875
Noninterest Expense
Salaries and employee benefits	5,027	4,111
Furniture and equipment	949	1,070
Net occupancy	588	579
Professional fees	490	495
Marketing and public relations	289	247
Supplies, postage and freight	307	243
Telecommunications	162	173
Ohio franchise tax	308	316
FDIC assessments	242	392
Other real estate owned	77	132
Loan and collection expense	388	349
Other expense	454	437
Total noninterest expense	9,281	8,544
Income before income tax expense	1,405	2,086
Income tax expense	292	581
Net Income	1,113	1,505
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	(714)	(392)
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	117	—
Total other comprehensive income (loss), net of taxes	(831)	(392)
Comprehensive income	282	1,113
Dividends and accretion on preferred stock	257	319
Net Income Available to Common Shareholders	$856	$1,186
Net Income Per Common Share (Note 2)
Basic	$0.10	$0.15
Diluted	0.10	0.15
Dividends declared	0.01	0.01

Average Common Shares Outstanding
Basic	8,201,120	7,924,562
Diluted	8,212,038	7,925,890
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					1,505			1,505
Other comprehensive loss, net of tax:						(392)		(392)
Share-based compensation				69				69
Restricted shares granted (62,105 shares)			62	(62)				—
Preferred dividends and accretion of discount	3				(319)			(316)
Common dividends declared, $.01 per share					(79)			(79)
Balance, March 31, 2012	25,125	146	8,272	39,614	45,187	1,809	(6,092)	114,061

Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					1,113			1,113
Other comprehensive income, net of tax:						(831)		(831)
Share-based compensation				72				72
Issuance of common stock (1,359 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733 shares)	(9,701)				7			(9,694)
Preferred dividends and accretion of discount	4				(257)			(253)
Common dividends declared, $.01 per share					(79)			(79)
Balance, March 31, 2013	9,118	—	9,632	47,587	49,551	409	(6,092)	110,205
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Operating Activities
Net income	$1,113	$1,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,350	1,900
Depreciation and amortization	262	284
Amortization (accretion) of premiums and discounts	512	376
Amortization of intangibles	33	33
Amortization of loan servicing rights	86	181
Amortization of deferred loan fees	(114)	(54)
Federal deferred income tax expense (benefit)	860	197
Securities gains, net	(178)	—
Share-based compensation expense	72	69
Loans originated for sale	(29,879)	(24,150)
Proceeds from sales of loan originations	31,919	23,483
Net gain from loan sales	(656)	(347)
Net loss on sale of other assets	13	52
Net decrease (increase) in accrued interest receivable and other assets	(4,221)	(1,277)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	2,492	(851)
Net cash provided by operating activities	3,664	1,401
Investing Activities
Proceeds from sales of available-for-sale securities	2,280	—
Proceeds from maturities of available-for-sale securities	31,171	40,681
Purchase of available-for-sale securities	(54,455)	(47,506)
Net increase in loans made to customers	(8,453)	(21,560)
Proceeds from the sale of other real estate owned	141	355
Purchase of bank premises and equipment	(129)	(264)
Net cash provided by (used in) investing activities	(29,445)	(28,294)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(3,581)	7,655
Net increase in savings, money market and interest-bearing demand	19,793	20,419
Net decrease in certificates of deposit	33,372	(2,988)
Net increase (decrease) in short-term borrowings	774	667
Proceeds from Federal Home Loan Bank advances	53	20,000
Payment of Federal Home Loan Bank advances	(3)	(15,001)
Dividends paid	(332)	(394)
Net cash provided by financing activities	50,076	30,358
Net increase (decrease) in cash and cash equivalents	24,295	3,465
Cash and cash equivalents, January 1	30,659	40,647
Cash and cash equivalents, March 31	$54,954	$44,112
Supplemental cash flow information
Interest paid	$1,623	$2,056
Income taxes paid	465	100
Transfer of loans to other real estate owned	40	635
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
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31 2013, are not necessarily indicative of the results which may be expected for a full year.
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
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of March 31, 2013 and December 31, 2012, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of March 31, 2013 and December 31, 2012, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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
Restricted Stock
The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. The Corporation owns stock in Bankers Bancshares Inc., an institution that provides correspondent banking services to community banks. Stock in these institutions is classified as restricted stock and is recorded at redemption value which approximates fair value. The Corporation periodically evaluates the restricted stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Loans Held For Sale
Held for sale loans are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in the noninterest income section of the Consolidated Statement of Income and Comprehensive Income.
Mortgage Banking
The Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline”. A pipeline loan is one in which the Corporation has entered into a written mortgage loan commitment with a potential borrower that will be held for resale. Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling interest rate environments where a borrower abandons an interest rate lock loan commitment when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons.
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

Derivative Instruments and Hedging Activities
The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are accounted for in accordance with ASC-815,Derivatives and Hedging and are recorded as either other assets or other liabilities at fair value. The Corporation engages in Back-to-Back swaps to mitigate its exposure to rising interest rates. A Back-to-Back swap provides that a customer receives a fixed interest rate commercial loan and the Corporation subsequently converts that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty based on a London Inter-Bank Offered Rate index. The Corporation then receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment stream. Based upon accounting guidance each swap is accounted for as a stand-alone derivative and designated as fair value hedges with any changes in fair value presented in current earnings.
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

Fair Value Measurement
The Corporation uses fair value measurements to record certain assets and liabilities at fair value and determine fair value disclosures. Additional information regarding fair value measurement is included in Note 12 (Estimated Fair Value Financial Instruments) in the notes to the consolidated financial statements.
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

Share-Based Compensation

The Corporation’s stock based compensation plans are described in detail in Note 13 (Share-Based Compensation). Compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.
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
Off Balance Sheet Instruments
In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. Additional information regarding Off Balance Sheet Instruments is included in Note 11 (Commitments and Contingencies) in the notes to the consolidated financial statements.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of shareholders’ equity. Unrealized gains on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $2,464 and $3,295 at March 31, 2013 and December 31, 2012, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $2,055 at March 31, 2013 and December 31, 2012, respectively, are included in accumulated other comprehensive income.
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

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	8,201,120	7,924,562
Dilutive effect of stock options	10,918	1,328
Weighted average shares outstanding used in Diluted Earnings Per Common Share	8,212,038	7,925,890
Net Income	$1,113	$1,505
Preferred stock dividend and accretion	257	319
Income Available to Common Shareholders	$856	$1,186
Basic Earnings Per Common Share	$0.10	$0.15
Diluted Earnings Per Common Share	$0.10	$0.15

Options to purchase 232,000 common shares were considered in computing diluted earnings per common share for the three month period ended March 31, 2013. Stock options of 10,918 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended March 31, 2013. As of March 31, 2012, stock options of 1,328 were considered dilutive and the remaining stock options were antidilutive for the period ended March 31, 2012.

(3)    Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $453 on March 31, 2013 and $228 on December 31, 2012.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2012 the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012.
The Corporation cannot predict the occurrences of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base or a material negative change in the relationship with significant customers.Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	806	773
Carrying value of core deposit intangibles	$561	$594

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2013 and December 31, 2012 follows:

	At March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$57,736	$29	$(38)	$57,727
Mortgage backed securities	108,146	2,129	(850)	109,425
Collateralized mortgage obligations	18,904	412	(40)	19,276
State and political subdivisions	29,970	2,111	(20)	32,061
Preferred Securities	4,684	—	—	4,684
Total Securities	$219,440	$4,681	$(948)	$223,173

	At December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$102	$—	$36,970
Mortgage backed securities	109,440	2,589	(328)	111,701
Collateralized mortgage obligations	22,483	398	—	22,881
State and political subdivisions	29,980	2,241	(10)	32,211
Total Securities	$198,771	$5,330	$(338)	$203,763

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at March 31, 2013 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At March 31, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$10,080	$10,085
Due from one year to five years	51,731	52,772
Due from five years to ten years	23,965	24,578
Due after ten years	6,614	7,037
Mortgage backed securities and collateralized mortgage obligations	127,050	128,701
	$219,440	$223,173

The following table shows the proceeds from sales of available-for-sale securities for each of the two periods ended March 31. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	March 31,
	2013	2012
	(Dollars in thousands)
Gross realized gains	$178	$—
Gross realized losses	—	—
Net Securities Gains	$178	$—
Proceeds from the sale of available for sale securities	$2,280	$—
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $123,770 and $150,197 at March 31, 2013 and December 31, 2012, respectively.
The following is a summary of securities that had unrealized losses at March 31, 2013 and December 31, 2012. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At March 31, 2013, the Corporation held 18 securities with unrealized losses totaling $948. At December 31, 2012 there were 12 securities with unrealized losses totaling $338. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$14,962	$(38)	$—	$—	$14,962	(38)
Mortgage backed securities	$54,753	$(890)	$—	$—	$54,753	(890)
State and political subdivisions	1,053	(20)	—	—	1,053	(20)
Total	$70,768	$(948)	$—	$—	$70,768	$(948)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage backed securities	$44,491	$(328)	$—	$—	$44,491	$(328)
State and political subdivisions	1,062	(10)	—	—	1,062	(10)
Total	$45,553	$(338)	$—	$—	$45,553	$(338)

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

Activity in the allowance for loan losses by segment for the three months ended March 31, 2013 and 2012 are summarized as follows:

Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(123)	(63)	(513)	(436)	(216)	(77)	(1,428)
Recoveries	7	4	64	47	94	31	247
Provision charged to expense	(486)	(242)	554	980	502	42	1,350
Balance, end of year	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,778	$192	$—	$—	$—	$—	$1,970
Collectively evaluated for impairment	9,006	342	1,664	2,948	1,610	266	15,836
Total ending allowance balance	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Loans:
Individually evaluated for impairment	$23,941	$564	$1,991	$483	$99	$59	$27,137
Collectively evaluated for impairment	391,812	75,345	62,495	121,281	199,865	11,996	862,794
Total ending loans balance	$415,753	$75,909	$64,486	$121,764	$199,964	$12,055	$889,931

Three Months Ended March 31, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(979)	—	(467)	(403)	(178)	(49)	(2,076)
Recoveries	20	17	67	4	103	17	228
Provision charged to expense	1,896	(841)	643	408	(9)	(197)	1,900
Balance, end of year	$11,651	$585	$1,574	$2,298	$807	$200	$17,115
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,635	$145	$37	$—	$—	$—	$3,817
Collectively evaluated for impairment	8,016	440	1,537	2,298	807	200	13,298
Total ending allowance balance	$11,651	$585	$1,574	$2,298	$807	$200	$17,115
Loans:
Individually evaluated for impairment	$29,328	$592	$1,279	$—	$—	$—	$31,199
Collectively evaluated for impairment	381,453	72,865	59,733	125,298	178,433	13,239	831,021
Total ending loans balance	$410,781	$73,457	$61,012	$125,298	$178,433	$13,239	$862,220

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at March 31, 2013 was 2.58% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.75% and 0.23% of total loans at March 31, 2013, respectively. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively. Information regarding delinquent loans as of March 31, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans as of March 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$2,869	$1,901	$10,215	$14,985	$400,768	$415,753	$—
Commercial	1,308	5	462	1,775	74,134	75,909	—
Residential real estate	1,094	—	2,267	3,361	61,125	64,486	—
Home equity loans	730	57	1,009	1,796	119,968	121,764	—
Indirect	299	104	56	459	199,505	199,964
Consumer	409	2	188	599	11,456	12,055	—
Total	$6,709	$2,069	$14,197	$22,975	$866,956	$889,931	$—

Age Analysis of Past Due Loans as of December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,681	$1,004	$12,398	$17,083	$396,922	$414,005	$—
Commercial	—	—	376	376	68,329	68,705	—
Residential real estate	394	1,094	2,827	4,315	60,668	64,983	184
Home equity loans	630	494	1,510	2,634	120,196	122,830	—
Indirect	645	227	69	941	198,983	199,924
Consumer	26	40	123	189	11,912	12,101	—
Total	$5,376	$2,859	$17,303	$25,538	$857,010	$882,548	$184

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

Impaired loans for the Period Ended March 31, 2013 and December 31, 2012 are as follows:

	At March 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$19,035	$24,826	$—	$17,207
Commercial	123	294	—	130
Residential real estate	1,991	2,209	—	1,800
Home equity loans	483	689	—	441
Indirect	99	161	—	50
Consumer	59	59	—	61
With allowance recorded:				0
Commercial real estate	4,906	5,867	1,778	6,424
Commercial	441	442	192	450
Residential real estate	—	—	—	—
Home equity loans	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$27,137	$34,547	$1,970	$26,563

	At December 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$9,786
Commercial	138	138	—	287
Residential real estate	1,610	1,686	—	1,449
Home equity loans	398	398	—	—
Indirect	—	—	—	—
Consumer	61	61	—	—
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	18,567
Commercial	459	459	209	269
Residential real estate	181	1,452	15	72
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$26,167	$34,156	$1,673	$30,430

*impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.
Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The

Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $371 for the TDR loans at March 31, 2013.
The following table summarizes the loans that were modified as a TDR during the period ended March 31, 2013 and 2012.

At March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	1	$34	$23
Home equity loans	6	$361	$243
Indirect Loans	14	$161	$99

At March 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	5	$4,559	$3,041

There were no loans modified in a TDR that subsequently defaulted during the twelve months periods ended March 31, 2013 and 2012 respectively (i.e., 90 days or more past due following a modification).
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

Nonaccrual Loans

Nonaccrual loan balances at March 31, 2013 and December 31, 2012 are as follows:

Loans On Non-Accrual Status	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$16,978	$16,349
Commercial	372	472
Residential real estate	5,148	5,622
Home equity loans	5,156	4,293
Indirect	551	711
Consumer	309	349
Total Nonaccrual Loans	$28,514	$27,796
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for March 31, 2013 and December 31, 2012:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of March 31, 2013 and December 31, 2012:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	March 31, 2013
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$113	$—	$—	$—	$—	$113
Grade 2 — Modest	—	—	—	—	—	—	—
Grade 3 — Better than average	1,091	3	—	—	—	—	1,094
Grade 4 — Average	30,126	3,576	622	—	—	—	34,324
Grade 5 — Acceptable	346,812	68,567	5,909	—	—	—	421,288
Total Pass Credits	378,029	72,259	6,531	—	—	—	456,819
Grade 6 — Special mention	10,470	3,128	41	—	—	—	13,639
Grade 7 — Substandard	27,254	522	1,353	—	—	—	29,129
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	415,753	75,909	7,925	—	—	—	499,587
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	53,834	119,968	199,505	11,456	384,763
30-59 days past due loans not internally risk graded	—	—	1,094	730	299	409	2,532
60-89 days past due loans not internally risk graded	—	—	—	57	104	2	163
90+ days past due loans not internally risk graded	—	—	1,633	1,009	56	188	2,886
Total loans not internally credit risk graded	—	—	56,561	121,764	199,964	12,055	390,344
Total loans internally and not internally credit risk graded	$415,753	$75,909	$64,486	$121,764	$199,964	$12,055	$889,931

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

(7)    Deposits
Deposit balances are summarized as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Demand and other noninterest-bearing	$136,313	$139,894
Interest checking	164,561	155,248
Savings	122,346	119,247
Money market accounts	110,173	102,792
Consumer time deposits	396,408	386,549
Public time deposits	119,375	95,862
Total deposits	$1,049,176	$999,592

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $290,134 and $253,464 at March 31, 2013 and December 31, 2012, respectively.
The maturity distribution of certificates of deposit as of March 31, 2013 are as follows:

March 31, 2013
(Dollars in thousands)
2013	$326,714
2014	131,150
2015	30,289
2016	20,640
2017	6,990
Total	$515,783

(8)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2013, the Bank had pledged approximately $87,212 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,606. No amounts were outstanding under the line of credit at March 31, 2013 or December 31, 2012. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution. No amounts were outstanding under this line of credit at March 31, 2013 and December 31, 2012.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At March 31, 2013 and December 31, 2012, the outstanding balance of securities sold under repurchase agreements totaled $1,889 and $1,115, respectively. No Federal funds were purchased as of March 31, 2013 and December 31, 2012.

(9)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,557 and $46,508 at March 31, 2013 and December 31, 2012 respectively. All advances were bullet maturities with no call features. At March 31, 2013, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $79,147 and $24,168, respectively. The maximum borrowing capacity of the Bank at March 31, 2013 was $69,706. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at March  31, 2013 and December 31, 2012.
Maturities of FHLB advances outstanding at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Maturities January 2014 with fixed rate 3.55%	$11	$15
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(954)	(1,007)
Total FHLB advances	$46,557	$46,508

In 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a remaining maturity of 12 to 31 months. The prepaid FHLB advances were replaced with $27,500 of fixed rate FHLB advances with a contractual average interest rate of 0.88% and terms of 49 to 67 months. In accordance with the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. Thepresent value of the cash flows under the terms of the new FHLB advances (including the prepayment penalties) were not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances and therefore the new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges. As a result, the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to rate. The prepayment penalty effectively increases the interest rate on the new advances over the lives of the new advances at the time of the transaction. The benefit of prepaying these advances was an immediate decrease in interest expense and a decrease in interest rate sensitivity as the maturity of each of the refinanced FHLB advances was extended at a lower rate.

At March 31, 2013, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$11	3.55%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,511	0.87%
Restructuring prepayment penalty	(954)
Total	$46,557

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
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2013 were 1.76% and 6.64% for Trust I and Trust II, respectively. At March 31, 2013 and December 31, 2012, accrued interest payable for Trust I was $5 and $7 and for Trust II was $19 and $21, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

(11)    Commitments and Contingencies
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

A summary of the contractual amount of commitments at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit	$83,129	$74,206
Home equity lines of credit	84,039	81,041
Standby letters of credit	8,709	8,685
Total	$175,877	$163,932
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

•
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of March 31, for each period presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

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

•
The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of March 31, 2013 and December 31, 2012.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013					December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$54,954	$54,954	$54,954	$—	$—	$30,659	$30,659
Securities	223,173	223,173	—	218,489	4,684	203,763	203,763
Restricted stock	5,741	5,741	—	5,741	—	5,741	5,741
Portfolio loans, net	872,125	877,068	—	—	877,068	864,911	868,716
Loans held for sale	6,250	6,369	—	6,369	—	7,634	7,891
Accrued interest receivable	4,018	4,018	—	4,018	—	3,726	3,726
Financial liabilities
Deposits:
Demand, savings and money market	533,393	528,329	—	528,329	—	517,181	511,665
Certificates of deposit	515,783	519,290	—	519,290	—	482,411	485,394
Short-term borrowings	1,889	1,889	—	1,889	—	1,115	1,115
Federal Home Loan Bank advances	46,557	46,733	—	46,733	—	46,508	46,828
Junior subordinated debentures	16,238	17,010	—	17,010	—	16,238	17,197
Accrued interest payable	803	803	—	803	—	882	882
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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$57,727	$—	$57,727	$—
Mortgage backed securities	109,425	—	109,425	—
Collateralized mortgage obligations	19,276	—	19,276	—
State and political subdivisions	32,061	—	32,061	—
Preferred Securities	4,684	—	—	4,684
Total	$223,173	$—	$218,489	$4,684
Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$36,970	$—	$36,970	$—
Mortgage backed securities	111,701	—	111,701	—
Collateralized mortgage obligations	22,881	—	22,881	—
State and political subdivisions	32,211	—	32,211	—
Total	$203,763	$—	$203,763	$—

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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended March 31, 2013 and December 31, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

March 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$28,514	$28,514
Other real estate	—	—	1,215	1,215
Total assets at fair value on a nonrecurring basis	$—	$—	$29,729	$29,729

December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$27,796	$27,796
Other real estate	—	—	1,366	1,366
Total assets at fair value on a nonrecurring basis	$—	$—	$29,162	$29,162

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$28,514	Discounted cash flow Appraisal of collateral	Appraisal adjustments Risk premium rate Discount rate
Other real estate	1,215	Appraisal of collateral	Appraisal adjustments
Preferred Securities	4,684	Fair value measurements obtained from an independent pricing service - Income Approach	Market spreads, credit rating collateral type, and other relevant contractual features

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the three months ended March 31, 2013.

(13)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated May 2, 2012. Awards granted under this Plan as of March 31, 2013 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the

Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
The expense recorded for stock options was $5, and $1 for the first three months ended March 31, 2013 and 2012, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	8.66	2,500	$5.34
$14.47	82,000	4.85	82,000	14.47
$15.35-$16.50	52,500	3.96	52,500	15.78
$19.10	30,000	2.84	30,000	19.10
$19.17	30,000	1.84	30,000	19.17
Outstanding at end of period	232,000	4.62	197,000	$16.12

A summary of the status of stock options at March 31, 2013 and 2012 and changes during the year then ended is presented in the table below:

	2013		2012
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	232,000	14.50	197,000	16.12
Granted	—	—	35,000	$5.39
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	232,000	14.50	232,000	14.50
Exercisable at end of period	197,000	16.12	196,167	16.17

There were no options exercised during the first three months of 2013 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding at March 31, 2013 was $110.

Restricted Shares

In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the three months ended March 31, 2013 and 2012 was $72, and $66, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at March 31, 2013 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	143,031	$5.07
Granted	—	—
Vested	(52,499)	4.68
Forfeited or expired	—	—
Nonvested at March 31, 2013	90,532	8.00
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the three months ended March 31, 2013, was $4 and for 2012 was $2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2013. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2012 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary (Dollars in thousands, except per share data)
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income for the first three months ended 2013 was $1,113 and net income available to common shareholders was $856, or $0.10 per diluted common share. Net income for the first quarter 2012 was $1,505 and net income available to common shareholders was $1,186, or $0.15 per diluted common share. Results were impacted by a one-time Supplemental Executive Retirement Plan (SERP) after-tax charge of $455 during the quarter. Excluding this one-time expense, net income available to common shareholders would have been $1.31 million for the first quarter 2013 compared to $1.19 million for the first quarter in 2012.
Net interest income on a fully taxable equivalent (FTE) basis for the first quarter of 2013 was $8,860, a 9.7% decrease, compared to $9,810 for the first quarter of 2012. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets for the first quarter 2013 was 3.23% compared to 3.61% for the first quarter of 2012.
The provision for loan losses was $1,350 for the quarter ended March 31, 2013 compared to $1,900 for March 31, 2012. See page 40 "Provision and Allowance for Loan Losses" for further details.
Noninterest income, which is traditionally weak in the first quarter, totaled $3,332 compared to $2,875 for the first quarter of 2012. Year over year total fees and other income have remained constant at $2.5 million. Gain on the sale of securities at March 31, 2013 was $178 compared to no sales of securities at March 31, 2012. Gain on the sale of loans, which includes both mortgage and indirect loan sales, was $656 for the quarter, compared to $347 for the first quarter of 2012, an increase of 90%. This increase is primarily due to $591 of gain on the sale of mortgages, which is up 130% compared to $256 for first quarter of 2012. This increase is attributable to strong demand during the quarter for mortgage lending, both refinancing and new purchase loans.
Noninterest expense was $9.28 million for the first quarter of 2013 compared with $8.54 million for the first quarter of 2012, an increase of 8.6%. Excluding the one-time expense for SERP compensation of $690 (pre-tax), noninterest expenses would have been essentially flat compared to the first quarter of 2012.The efficiency ratio, which is the measure of cost to generate revenue, increased from 67.38% in the first quarter of 2012 to 76.12% in the first quarter of 2013.
During the first quarter of 2013, loan demand increased slightly as total portfolio loans ended the quarter at $889,931, a 0.84% increase compared to $882,548 at December 31, 2012. Total assets for the first quarter 2013 ended at $1,231,183 compared to $1,178,254 at the end of 2012. Total deposits grew to $1,049,176 at the end of the first quarter of 2013, up from $999,592 at December 31, 2012.
The Corporation continued its efforts to reduce the level of problem loans and their associated costs. The Corporation’s non-performing loans totaled $28,514, at March 31, 2013, or 3.20% of total loans, a slight increase from $27,796, or 3.15% of total loans, at December 31, 2012, but decreased from $36,870, or 4.28%, from the year ago quarter.
The allowance for possible loan losses was $17,806 at March 31, 2013 compared to $17,637 at December 31, 2012, remaining a constant 2.00% of total loans compared to 2.00% at December 31, 2012. Annualized net charge-offs to average loans for the quarter ending March 31, 2013 was 0.54% compared to 0.79% at December 31, 2012 and 0.87% at March 31, 2012.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$175,589	$841	1.94%	$190,919	$1,261	2.66%
State and political subdivisions	32,202	415	5.22	31,913	411	5.17
Federal funds sold and short-term investments	7,230	20	1.13	8,681	9	0.40
Restricted stock	6,627	70	4.26	5,741	72	5.04
Commercial loans	491,326	5,423	4.48	475,502	5,856	4.95
Residential real estate loans	54,761	652	4.83	54,588	721	5.32
Home equity lines of credit	107,664	1,016	3.83	107,313	1,047	3.92
Installment loans	237,893	1,993	3.40	218,961	2,455	4.51
Total Earning Assets	$1,113,292	$10,430	3.80%	$1,093,618	$11,832	4.35%
Allowance for loan loss	(17,762)			(17,169)
Cash and due from banks	34,926			33,641
Bank owned life insurance	18,680			17,926
Other assets	46,494			48,438
Total Assets	$1,195,630			$1,176,454
Liabilities and Shareholders’ Equity:
Consumer time deposits	$437,118	$1,047	0.97%	$418,450	$1,396	1.34%
Public time deposits	57,612	115	0.81	84,775	99	0.47
Savings deposits	120,510	16	0.05	104,690	33	0.13
Money market accounts	105,365	43	0.17	104,896	54	0.21
Interest-bearing demand	158,603	28	0.07	156,296	49	0.13
Short-term borrowings	1,514	1	0.10	545	—	0.15
FHLB advances	46,531	154	1.35	47,057	215	1.84
Trust preferred securities	16,313	166	4.13	16,325	176	4.34
Total Interest-Bearing Liabilities	$943,566	$1,570	0.68%	$933,034	$2,022	0.87%
Noninterest-bearing deposits	137,760			124,732
Other liabilities	3,888			4,532
Shareholders’ Equity	110,416			114,156
Total Liabilities and Shareholders’ Equity	$1,195,630			$1,176,454
Net interest Income (FTE)		$8,860	3.23%		$9,810	3.61%
Taxable Equivalent Adjustment		(157)	(0.06)		(155)	(0.05)
Net Interest Income Per Financial Statements		$8,704			$9,655
Net Yield on Earning Assets			3.17%			3.55%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances

Results of Operations (Dollars in thousands except per share data)
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 72% of the Corporation’s revenues for the three months ended March 31, 2013. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,704 for the first quarter of 2013 compared to $9,655 during the same quarter of 2012. Adjusting for tax-exempt income, net interest income FTE for the first quarter of 2013 and 2012 was $8,860 and $9,810 respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.23% for the three months ended March 31, 2013 compared to 3.61% for the three months ended March 31, 2012.
Average earning assets for the first quarter of 2013 were $1,113,292, an increase of $19,674, or 1.8%, compared to $1,093,618 for the first quarter of last year. The yield on average loans during the first quarter of 2013 was 4.13%, which was 58 basis points lower than the yield on average loans during the first quarter of 2012 of 4.71%. Interest income from securities was $1,256 (FTE) for the three months ended March 31, 2013, compared to $1,672 during the first quarter of 2012. The yield on average securities was 2.45% and 3.02% for these periods, respectively. An increase in pre-payments in the mortgage backed securities portfolio was the primary cause for the decrease noted in yield.
The cost of interest-bearing liabilities was 0.68% during the first quarter of 2013 compared to 0.87% during the same period in 2012. This decrease is primarily due to an improved deposit mix with noninterest-bearing accounts of $137,760, an increase of 10.4% when compared to the same period a year ago. Total average interest-bearing liabilities of $943,566 for the quarter ended March 31, 2013 increased $10,532, or 1.13%, compared to March 31, 2012. The average cost of trust preferred securities was 4.13% for the first quarter of 2013, compared to 4.34% for the first quarter of 2012. One half of the Corporation’s outstanding trust preferred securities accrues dividends at a fixed rate of 6.64% and the other half accrues dividends at LIBOR plus 1.48% which was 1.76% as of March 31, 2013.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2013 and March 31, 2012. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(73)	$(347)	$(420)
State and political subdivisions	5	(1)	4
Federal funds sold and short-term investments	(5)	16	11
Restricted stock	10	(12)	(2)
Commercial loans	175	(608)	(433)
Residential real estate loans	2	(71)	(69)
Home equity lines of credit	3	(34)	(31)
Installment loans	159	(621)	(462)
Total Interest Income	276	(1,678)	(1,402)
Consumer time deposits	45	(394)	(349)
Public time deposits	(54)	70	16
Savings deposits	2	(19)	(17)
Money market accounts	—	(11)	(11)
Interest-bearing demand	—	(21)	(21)
Short-term borrowings	1	—	1
FHLB advances	(2)	(59)	(61)
Trust preferred securities	—	(10)	(10)
Total Interest Expense	(8)	(444)	(452)
Net Interest Income (FTE)	$284	$(1,234)	$(950)

Net interest income (FTE) for the first quarter 2013 and 2012 was $8,860 and $9,810, respectively. Interest income (FTE) for the first quarter of 2013 decreased $1,402 in comparison to the same period in 2012. This decrease is primarily attributable to a decrease of $1,678 due to rate, offset by a $276 increase due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $420, of which $347 is attributable to rate. Lower market interest rates have increased the number of agency securities being called. In addition, federal programs promoting the refinance of residential mortgages have increased paydowns on mortgage-backed securities, resulting in a decrease in yield and the reinvestment of funds at lower market interest rates.
Interest income on commercial loans decreased $433. This decrease is primarily attributed to the low interest rate environment, with a decrease in rate of $608, which was offset by an increase in volume of $175. The $69 decrease in interest income on real estate mortgage loans was primarily attributable to a decline in average loan balances as a result of refinancing experienced in the portfolio and the Corporation’s practice of selling new mortgage production into the secondary market, in particular 15 year fixed rate mortgages. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $621 of the change in interest due to rate, offset by an increase in volume of $159.
The $349 decrease in consumer time deposits was due primarily to lower market interest rates as existing accounts continue to renew at favorable lower market interest rates. Total interest expense decreased $452, with the decrease being attributable to a $444 decrease due to rate and a decrease due to volume of $8. Overall, the total decrease of $950 net interest income (FTE) was mainly attributable to a decrease in rate of $1,234 offset by an increase in volume of $284 which is the difference between interest income and interest expense.

Noninterest Income
Table 3: Details of Noninterest Income

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Investment and trust services	$375	$390
Deposit service charges	816	935
Other service charges and fees	831	748
Income from bank owned life insurance	168	165
Other income	321	342
Total fees and other income	2,511	2,580
Securities gains, net	178	—
Gain on sale of loans	656	347
Loss on sale of other assets, net	(13)	(52)
Total noninterest income	$3,332	$2,875
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012 Noninterest Income Comparison
Total fees and other income for the three months ended March 31, 2013 was $2,511 a slight decrease of $69, or 2.7%, over the same period of 2012. Income earned on investment and trust services declined $15 compared to the prior period. Deposit service charges decreased $119 due primarily to new regulations regarding overdrafts. Other income decreased $21 over the same period of 2012.
A gain on sale of securities was recorded in the first quarter of 2013 of $178 compared to no sales of securities in the first quarter of 2012. Gain on the sale of loans was $656 for the first quarter of 2013, compared to $347 for the first quarter of 2012, an increase of 90%. This increase is primarily due to $591 of gain on the sale of mortgages, which is up 130% compared to $256 for first quarter of 2012. The Corporation continued to see strong demand for mortgage lending, both refinancing and new purchase loans. Sales of bank owned property resulted in a loss of $13 during the first three months of 2013 compared to a loss of $52 for the first three months of 2012.

Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Salaries and employee benefits	$5,027	$4,111
Furniture and equipment	949	1,070
Net occupancy	588	579
Professional fees	490	495
Marketing and public relations	289	247
Supplies, postage and freight	307	243
Telecommunications	162	173
Ohio franchise tax	308	316
FDIC assessments	242	392
Other real estate owned	77	132
Other charge-offs and losses	—	—
Loan and collection expense	388	349
Other expense	454	437
Total noninterest expense	$9,281	$8,544
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012 Noninterest Expense Comparison
Noninterest expense for the first quarter of 2013 increased $737, or 8.6%, compared to the same period of 2012. The increase in noninterest expense was mainly attributable to an increase of $916 in Salary and employee benefits, which included a one-time Supplemental Executive Retirement Plan (SERP) expense of $690 during the quarter. The increase in Salary and employee benefits was offset by decreases of $150 and $121 in FDIC assessments and Furniture and equipment, respectively.

Income taxes
Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012 Income Taxes Comparison
The Corporation recognized income tax expense of $292 and $581 for the first quarter of 2013 and 2012, respectively. The Corporation’s effective tax rate decreased to 20.1% for March 31, 2013 from 27.9% for March 31, 2012. The Corporation utilizes a new market tax credit that is based on a schedule of eligible qualified investments and contributes to a lower effective tax rate in comparison to the Corporation’s Federal statutory tax rate of 34%. This tax credit is set to expire within the next couple years. Included in net income for the three months ended March 31, 2013 and March 31, 2012 was $485 and $472 of nontaxable income, comprised of $135 and $134 related to life insurance policies and $349 and $338 of tax-exempt investment and loan interest income, respectively. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.

Financial Condition
Overview
The Corporation’s total assets at March 31, 2013 were $1,231,183 compared to $1,178,254 at December 31, 2012. This was an increase of $52,929, or 4.5%, which is primarily attributable to an increase in securities available for sale and cash and cash equivalents of $19,410, or 9.5%, and $24,295, or 79.2%, from December 31, 2012. Total deposits at March 31, 2013 were $1,049,176 compared to $999,592 at December 31, 2012. The increase in total deposits of $49,584 came in the form of savings, money market and interest-bearing demand and time deposits.
Securities
The distribution of the Corporation’s securities portfolio at March 31, 2013 and December 31, 2012 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities increased $19,410 or 9.5%, compared to December 31, 2012. As of March 31, 2013 the portfolio was comprised of 97.5% available for sale securities and 2.5% restricted stock. Available for sale securities were comprised of 26.0% U.S. Government agencies, 49.0% U.S. agency mortgage backed securities, 8.6% U.S. collateralized mortgage obligations, 14.4% municipal securities and 2% preferred securities at March 31, 2013. The available for sale securities had a net temporary unrealized gain of $3,733, representing 1.7% of the total amortized cost of the Corporation's available for sale securities.

As with any investment, the yield on an available for sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the sustained low interest rate environment and the flattening of the yield curve, the Corporation focused investment opportunities to short-term duration investments. Primarily due to the continued refinance- heavy market environment, which has contributed to a decrease in yield, the Corporation sold approximately $2,280 mortgage backed securities with elevated prepayment risk for a $178 gain and re-invested the proceeds in higher earning investment securities.
At March 31, 2013, the available for sale securities portfolio had unrealized gains of $4,681 and unrealized losses of $948. The unrealized losses represent 0.4% of the total amortized cost of the Corporation’s available for sale securities. At March 31, 2013, the Corporation held no available for sale securities with an unrealized loss position for greater than twelve months. Available for sale securities with an unrealized loss position for less than twelve months totaled $948 at March 31, 2013. The unrealized gains and losses at December 31, 2012 were $5,330 and $338, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 5 provides detail by loan segment.
Total portfolio loans at March 31, 2013 were $889,931. This was an increase of $7,383, or 0.8%, over December 31, 2012. The increase is the primarily result of the Corporation adding several seasoned commercial bankers during 2012. The Corporation believes that its loan portfolio was well-diversified at March 31, 2013. Commercial and commercial real estate loans represented 55.2%, indirect loans represented 22.5%, home equity loans comprised of 13.7%, residential real estate mortgage loans represented 7.2% and consumer loans comprised of 1.4% of total portfolio loans.

Table 5: Loan Portfolio Distribution

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Commercial real estate	$415,753	$414,005	$410,781
Commercial	75,909	68,705	73,457
Residential real estate	64,486	64,983	61,012
Home equity loans	121,764	122,830	125,298
Indirect	199,964	199,924	178,433
Consumer	12,055	12,101	13,239
Total Loans	889,931	882,548	862,220
Allowance for loan losses	(17,806)	(17,637)	(17,115)
Net Loans	$872,125	$864,911	$845,105

Loan Mix Percent
Commercial real estate	46.7%	46.9%	47.6%
Commercial	8.5%	7.8%	8.5%
Residential real estate	7.2%	7.4%	7.2%
Home equity loans	13.7%	13.9%	14.5%
Indirect	22.5%	22.6%	20.7%
Consumer	1.4%	1.4%	1.5%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $491,662 at March 31, 2013. This was an increase of $8,952, or 1.9%, over December 31, 2012 and an increase of $7,424, or 1.5%, from the same period one year ago. The increase reflects the Corporation’s commitment to support small business lending activities in its local and regional markets. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $191 of the $64,486 residential real estate mortgage loan portfolio at March 31, 2013. At March 31, 2013 residential real estate mortgage loans decreased by $497, or 0.8%, in comparison to December 31, 2012 and increased $3,474, or 5.7%, from the same period one year ago. The Corporation continued to sell most of its new loan production due to a favorable interest rate environment coupled with the level of refinancing in the market place.
Indirect auto loans remained relatively flat increasing by $40 compared to December 31, 2012. Indirect loans compared to the same period one year ago increased $21,531, or 12.1%. The increase is primarily attributable to new dealer representatives in new markets across the country. The Corporation currently originates high quality auto loans, defined as credit scores greater than 750, in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pittsburgh, and Tennessee.
Home equity loans decreased $1,066, or 0.9%, when compared to December 31, 2012, primarily due to continued low valuations in the housing market within the Corporation's footprint. Consumer loans were made to borrowers, mainly on secured terms. Consumer loans decreased $46, or 0.4%, in comparison to December 31, 2012.
Loans held for sale are not included in portfolio loans and as of March 31, 2013 total loans classified as held for sale were $6,250. Residential real estate mortgage loans represented $4,563, or 73.0%, and indirect loans represented $1,687, or 27.0%, of loans held for sale.
Table 6 shows the amount of portfolio loans outstanding as of March 31, 2013 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified are due in one year or less for purposes of the table.

Table 6: Cash Flow and Interest Rate Information for Loans:

March 31, 2013
Due in one year or less	$198,905
Due after one year but within five years	430,176
Due after five years	260,850
Totals	$889,931
Due after one year with a predetermined fixed interest rate	$536,452
Due after one year with a floating interest rate	154,574
Totals	$691,026
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
As the economy faced significant challenges over the past few years, the Corporation added additional internal resources at the end of 2009, continued to utilize outside resources and began a process to improve asset quality going forward. This process which includes executive management, finance, credit, lending and legal is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review committee which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
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
The effect of these initiatives has resulted in an improvement in asset quality as measured by the level of nonperforming loans as well as criticized loans. The use of a historical loss methodology tends to have a lag effect when estimating the adequacy of the allowance as specific reserves related to impaired loans are replaced with general reserves related to the various pools of loans.
As the local economy has shown signs of improvement it remains fragile as does the real estate market and valuations. With its exposure to commercial real estate loans, including construction and development loans, and consumer real estate in the form of home equity loans, management continues to monitor their performance due to the past and recent volatility in real estate valuations.
Table 7 presents the detailed activity in the allowance for loan losses and related charge-off activity for three month period ended March 31, 2013 and 2012.

Table 7: Analysis of Allowance for Loan Losses

	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Balance at beginning of year	$17,637	$17,063
Charge-offs:
Commercial real estate	(123)	(979)
Commercial	(63)	—
Residential real estate	(513)	(467)
Home equity loans	(436)	(403)
Indirect	(216)	(178)
Consumer	(77)	(49)
Total charge-offs	(1,428)	(2,076)
Recoveries:
Commercial real estate	7	20
Commercial	4	17
Residential real estate	64	67
Home equity loans	47	4
Indirect	94	103
Consumer	31	17
Total Recoveries	247	228
Net Charge-offs	(1,181)	(1,848)
Provision for loan losses	1,350	1,900
Balance at end of year	$17,806	$17,115

Average Portfolio loans outstanding	$884,893	$856,364
Annualized ratio to average loans:
Net Charge-offs	0.54%	0.87%
Provision for loan losses	0.62%	0.89%

Loans outstanding	$889,931	$862,220

As a percent of outstanding loans	2.00%	1.98%
The allowance for loan losses at March 31, 2013 was $17,806, or 2.00%, of outstanding loans, compared to $17,115, or 1.98%, of outstanding loans at March 31, 2012. The allowance for loan losses was 62.45% and 46.42% of nonperforming loans at March 31, 2013 and 2012 respectively.
Net charge-offs for the year ended March 31, 2013 were $1,181, compared to $1,848 for the three months ended March 31, 2012. Net charge-offs as a percent of average loans was 0.54% for 2013 and 0.87% for 2012. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell.

The provision charged to expense was $1,350 for the year ended March 31, 2013 compared to $1,900 for 2012. Real estate market conditions have resulted in a decline in the valuation of underlying collateral over the years which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans, while somewhat affected by the real estate market, are largely influenced by the level of unemployment, which has been relatively high over the past two years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.

The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at March 31, 2013. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

The following table sets forth the allocation of the allowance for loan losses by loan category as of March 31, 2013 and March 31, 2012, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2013		March 31, 2012
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$10,784	46.7%	$11,651	47.6%
Commercial	534	8.5%	585	8.5%
Residential real estate	1,664	7.2%	1,574	7.2%
Home equity loans	2,948	13.7%	2,298	14.5%
Indirect	1,610	22.5%	807	20.7%
Consumer	266	1.4%	200	1.5%
Total	$17,806	100.0%	$17,115	100.0%
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
Changes in the allowance for loan losses for all categories of the loan portfolio reflect the net effect of changes in historical net loss rates by risk grade for commercial real estate and commercial loans and for the total of other categories, changes in loan balances for each category or by risk grade, the level of nonperforming and other impaired loans, and management’s judgment with respect to economic and other relevant factors. Additional information regarding the allowance for loan losses is included in Note 6 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements.
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary market. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 8 highlights the average balances and the average rates paid on these sources of funds for the three months ended March 31, 2013.

The following table shows the various sources of funding for the Corporation.

Table 8: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Noninterest-bearing checking	$137,760	$137,077	—%	—%
Interest-bearing checking	158,603	162,431	0.07%	0.11%
Savings deposits	120,510	110,936	0.05%	0.09%
Money market accounts	105,365	105,951	0.17%	0.19%
Consumer time deposits	437,118	429,928	0.97%	1.18%
Public time deposits	57,612	65,188	0.81%	0.64%
Total Deposits	$1,016,968	$1,011,511	0.50%	0.59%
Short-term borrowings	1,514	942	0.10%	0.07%
FHLB borrowings	46,531	47,828	1.35%	1.81%
Junior subordinated debentures	16,313	16,315	4.13%	4.28%
Total borrowings	$64,358	$65,085	2.02%	2.40%
Total funding	$1,081,326	$1,076,596	0.68%	0.80%
Average deposit balances increased from $1,011,511 at December 31, 2012 to $1,016,968 at March 31, 2013. Low-cost deposits, namely checking, savings and money market accounts, accounted for 51.4% of total deposits at March 31, 2013. The improved mix has contributed significantly to the bank's lower funding cost. These low-cost funds had an average yield of 0.50% for the first three months of 2013 compared to 0.59% at December 31, 2012. Included in these funds are money market accounts which carried an average yield of 0.17% at March 31, 2013 compared to 0.19% at year-end 2012. Time deposits to total average deposits were 48.6% at March 31, 2013 compared to 48.9% at year-end 2012. Average time deposits were $494,730 for the first three months of 2013 compared to $495,116 for the first three months ended 2012. This was a decrease of $386, or 0.1%. Public fund time deposits represented 5.7% of total average deposits for the first three months of 2013 compared to 6.4% at year end 2012. At March 31, 2013 and December 31, 2012, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Repurchase agreements increased 69.4%, to $1,889 at March 31, 2013 compared to $1,115 at December 31, 2012. The Corporation did not have any Federal funds purchased at March 31, 2013 or December 31, 2012.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances, increased to $46,557 at March 31, 2013 compared to $46,508 at December 31, 2012 while the junior subordinated debentures remained constant at $16.3 million. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
During 2007, the Corporation completed a private offering of trust preferred securities. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At March 31, 2013, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Resources
The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders' equity was $110,205 at March 31, 2013 compared to $114,061 at March 31, 2012, a decrease of 3.4%, or $3,856.
On March 15, 2013, the Corporation completed the exchange (the “Exchange”) of newly issued common shares, $1.00 par value per share, of the Company (“Common Shares”) for shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) with certain institutional and private investors (the "sellers"). In the Exchange, the Company issued an aggregate of 1,359,348 Common Shares at a price of $7.16 per share to the Sellers in exchange for an aggregate of 9,733 shares of Series B Preferred Stock at a price of 100% of the per share liquidation preference, or $1,000 per share. The Company also delivered cash to the Sellers in lieu of fractional Common Shares and cash in an amount equal to the accrued and unpaid dividends due on the shares of Series B Preferred Stock. Following the completion of the Exchange, an aggregate of 9,200 shares of the Series B Preferred Stock remain outstanding.
On December 12, 2008, the Corporation issued 25,223 shares of the Series B Preferred Stock to the U.S. Treasury in the TARP Capital Purchase Program for a purchase price of approximately $25,223. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).
On June 19, 2012, the Treasury completed the offer and sale of all 25,223 shares of the Series B Preferred Stock to the public in a modified Dutch auction. The Corporation did not bid nor receive any of the proceeds from the offering. On July 18, 2012, the Corporation repurchased the Warrant from the Treasury at a mutually agreed upon price of $860, of which $146 represented the value of the warrant on the Corporation's books and a decrease in equity of $714 was subsequently recognized by the Corporation. Following settlement of the Warrant repurchase, the Treasury had no remaining investment in the Corporation.
On December 24, 2012, the Corporation completed the repurchase of $6.3 million in par value, or approximately 25% of the outstanding shares, of its Series B Preferred Stock in exchange for cash at a price representing a discount to par value. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized a net increase to retained earnings of $141.
Under the terms of the Series B Preferred Stock, among other things, for the first five years that the stock is outstanding, the Corporation is required to make quarterly dividend payments on the stock at a rate of 5% per annum, which amounts to approximately $457 annually following the above referenced repurchase of stock by the Corporation. If the Series B Preferred Stock remains outstanding after five years from the date of its issuance, the dividend rate will increase to 9% per annum, or approximately $823 annually following the above referenced repurchase of stock by the Corporation.
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
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At March 31, 2013 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2013.
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012. No significant changes since the previous assessment at December 31, 2012, thus no information to indicate goodwill is impaired.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of March 31, 2013 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 9 sets forth nonperforming assets at March 31, 2013 and December 31, 2012.
Table 9: Nonperforming Assets

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$16,978	$16,349
Commercial	372	472
Residential real estate	5,148	5,622
Home equity loans	5,156	4,293
Indirect	551	711
Consumer	309	349
Total nonperforming loans	28,514	27,796
Other foreclosed assets	1,215	1,366
Total nonperforming assets	$29,729	$29,162
Loans 90 days past due accruing interest	$—	$184

Total nonperforming loans as a percent of total loans	3.20%	3.15%
Total nonperforming assets as a percent of total assets	2.41%	2.48%
Allowance for loan losses to nonperforming loans	62.45%	63.45%
The Corporation continues to actively manage credit quality and has made progress managing problem loans. Nonperforming loans at March 31, 2013 were $28,514 compared to $27,796 at December 31, 2012, an increase of $718 or 2.6%. Nonperforming commercial real estate loans were $16,978 for March 31, 2013 compared to $16,349 at December 31, 2012. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at March 31, 2013 was 2.58% of total loans down from 2.89% at December 31, 2012. Additionally, total 30-59 day and 60-89 day delinquencies were 0.75% and 0.23% of total loans at March 31, 2013, compared to 0.61% and 0.32% of total loans at December 31, 2012, respectively.
Other foreclosed assets were $1,215 as of March 31, 2013, compared to $1,366 at December 31, 2012. The $1,215 is comprised of four commercial properties totaling $362 and twelve residential properties, totaling $853. This compares to six commercial properties totaling $398 and thirteen residential properties, totaling $968 as of December 31, 2012 .
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At March 31, 2013, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $94,720 at March 31, 2013.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of March 31, 2013.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2013, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would increase $378 or 1.0%, and in a -200 basis point shock, net interest income would decrease $2,230, or 5.9%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At March 31, 2013, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 16.3% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 9.3%.

Item 4.	Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2013 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation in December 2008, as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of March 31, 2013, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the first quarter of 2013.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ Gary J. Elek
Gary J. Elek
Chief Financial Officer
(Duly Authorized Officer, and Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.