Form 10-Q
period 2013-06-30
LNB BANCORP INC
filed 2013-08-05
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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

The number of common shares of the registrant outstanding on August 2, 2013 was 9,303,702.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$36,663	$24,139
Federal funds sold and interest bearing deposits in banks	12,871	6,520
Cash and cash equivalents	49,534	30,659
Securities available for sale, at fair value (Note 5)	228,766	203,763
Restricted stock	5,741	5,741
Loans held for sale	3,423	7,634
Loans:
Portfolio loans (Note 6)	882,896	882,548
Allowance for loan losses (Note 6)	(17,815)	(17,637)
Net loans	865,081	864,911
Bank premises and equipment, net	8,456	8,721
Other real estate owned	1,149	1,366
Bank owned life insurance	18,948	18,611
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	527	594
Accrued interest receivable	3,896	3,726
Other assets	11,143	10,946
Total Assets	$1,218,246	$1,178,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$138,728	$139,894
Savings, money market and interest-bearing demand	396,070	377,287
Time deposits	504,481	482,411
Total deposits	1,039,279	999,592
Short-term borrowings (Note 8)	1,859	1,115
Federal Home Loan Bank advances (Note 9)	46,607	46,508
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	825	882
Accrued expenses and other liabilities	4,544	3,775
Total Liabilities	1,109,352	1,068,110
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at June 30, 2013 and December 31, 2012.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, 9,147 shares authorized and issued at June 30, 2013 and 18,880 shares authorized and issued at December 31, 2012	9,147	18,880
Discount on Series B preferred stock	(27)	(65)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 9,631,896 shares at June 30, 2013 and 8,272,548 at December 31, 2012	9,632	8,273
Additional paid-in capital	47,661	39,141
Retained earnings	51,164	48,767
Accumulated other comprehensive income (loss)	(2,591)	1,240
Treasury shares at cost, 328,194 shares at June 30, 2013 and at December 31, 2012	(6,092)	(6,092)
Total Shareholders’ Equity	108,894	110,144
Total Liabilities and Shareholders’ Equity	$1,218,246	$1,178,254
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$9,264	$10,194	$18,318	$20,243
Securities:
U.S. Government agencies and corporations	867	1,281	1,708	2,541
State and political subdivisions	298	291	586	578
Other debt and equity securities	138	69	222	141
Federal funds sold and short-term investments	9	10	16	19
Total interest income	10,576	11,845	20,850	23,522
Interest Expense
Deposits	1,236	1,527	2,485	3,158
Federal Home Loan Bank advances	157	212	311	427
Short-term borrowings	—	—	1	—
Junior subordinated debentures	174	173	340	349
Total interest expense	1,567	1,912	3,137	3,934
Net Interest Income	9,009	9,933	17,713	19,588
Provision for Loan Losses (Note 6)	1,050	1,667	2,400	3,567
Net interest income after provision for loan losses	7,959	8,266	15,313	16,021
Noninterest Income
Investment and trust services	440	425	815	815
Deposit service charges	869	929	1,685	1,864
Other service charges and fees	808	804	1,639	1,552
Income from bank owned life insurance	170	169	338	334
Other income	232	58	553	400
Total fees and other income	2,519	2,385	5,030	4,965
Securities gains, net (Note 5)	—	—	178	—
Gains on sale of loans	587	205	1,243	552
Loss on sale of other assets, net	(34)	(47)	(47)	(99)
Total noninterest income	3,072	2,543	6,404	5,418
Noninterest Expense
Salaries and employee benefits	4,224	3,894	9,251	8,005
Furniture and equipment	1,134	1,200	2,083	2,270
Net occupancy	549	554	1,137	1,133
Professional fees	586	564	1,076	1,059
Marketing and public relations	349	395	638	642
Supplies, postage and freight	274	265	581	508
Telecommunications	175	172	337	345
Ohio franchise tax	302	307	610	623
FDIC assessments	238	394	480	786
Other real estate owned	48	175	125	307
Loan and collection expense	374	308	762	657
Other expense	369	819	823	1,256
Total noninterest expense	8,622	9,047	17,903	17,591
Income before income tax expense	2,409	1,762	3,814	3,848
Income tax expense	586	324	878	905
Net Income	1,823	1,438	2,936	2,943
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	(3,000)	357	(3,714)	(35)
Minimum pension liability adjustment, net of taxes during the period	—	—	—	—
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	—	—	117	—
Total other comprehensive income (loss), net of taxes	(3,000)	357	(3,831)	(35)
Comprehensive income (loss)	(1,177)	1,795	(895)	2,908
Dividends and accretion on preferred stock	117	318	374	637
Net Income Available to Common Shareholders	$1,706	$1,120	$2,562	$2,306

Net Income Per Common Share (Note 2)
Basic	$0.18	$0.14	$0.29	$0.29
Diluted	0.18	0.14	0.29	0.29
Dividends declared	0.01	0.01	0.02	0.02

Average Common Shares Outstanding
Basic	9,303,702	7,944,354	8,755,457	7,934,458
Diluted	9,319,142	7,950,528	8,769,291	7,938,383
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					2,943			2,943
Other comprehensive loss, net of tax:						(35)		(35)
Share-based compensation				144				144
Restricted shares granted (62,105 shares)			62	(62)				—
Preferred dividends and accretion of discount	7				(637)			(630)
Common dividends declared, $.02 per share					(159)			(159)
Balance, June 30, 2012	25,129	146	8,272	39,689	46,227	2,166	(6,092)	115,537

Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					2,936			2,936
Other comprehensive income, net of tax:						(3,831)		(3,831)
Share-based compensation				146				146
Issuance of common stock (1,359 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733 shares)	(9,701)				7			(9,694)
Preferred dividends and accretion of discount	6				(374)			(368)
Common dividends declared, $.02 per share					(172)			(172)
Balance, June 30, 2013	9,120	—	9,632	47,661	51,164	(2,591)	(6,092)	108,894
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Operating Activities
Net income	$2,936	$2,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,400	3,567
Depreciation and amortization	524	559
Amortization of premiums and discounts	1,125	805
Amortization of intangibles	67	67
Amortization of loan servicing rights	68	181
Amortization of deferred loan fees	(124)	(501)
Federal deferred income tax expense (benefit)	(276)	197
Securities gains, net	(178)	—
Share-based compensation expense	146	144
Loans originated for sale	(59,959)	(34,330)
Proceeds from sales of loan originations	65,413	37,123
Net gain from loan sales	(1,243)	(552)
Net loss on sale of other assets	47	99
Net decrease in accrued interest receivable and other assets	1,477	825
Net increase (decrease) in accrued interest payable, taxes and other liabilities	837	(610)
Net cash provided by operating activities	13,260	10,517
Investing Activities
Proceeds from sales of available-for-sale securities	2,272	—
Proceeds from maturities of available-for-sale securities	47,631	75,498
Purchase of available-for-sale securities	(81,666)	(79,132)
Net increase in loans made to customers	(2,679)	(27,688)
Proceeds from the sale of other real estate owned	398	594
Purchase of bank premises and equipment	(276)	(1,099)
Proceeds from sale of bank premises and equipment	15	—
Net cash (used in) investing activities	(34,305)	(31,827)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(1,166)	17,065
Net increase in savings, money market and interest-bearing demand	18,783	23,708
Net increase (decrease) in certificates of deposit	22,070	(8,300)
Net increase in short-term borrowings	744	600
Proceeds from Federal Home Loan Bank advances	36	20,000
Payment of Federal Home Loan Bank advances	(7)	(15,002)
Dividends paid	(540)	(789)
Net cash provided by financing activities	39,920	37,282
Net increase in cash and cash equivalents	18,875	15,972
Cash and cash equivalents, January 1	30,659	40,647
Cash and cash equivalents, June 30	$49,534	$56,619
Supplemental cash flow information
Interest paid	$3,193	$5,992
Income taxes paid	1,065	770
Transfer of loans to other real estate owned	260	677
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
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2013, are not necessarily indicative of the results which may be expected for a full year.
Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
Use of Estimates
The Corporation prepares its financial statements in conformity with generally accepted accounting principles (GAAP), which requires the Corporation’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the valuation of goodwill, the realization of deferred tax assets and fair values of financial instruments.
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
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of June 30, 2013 and December 31, 2012, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of June 30, 2013 and December 31, 2012, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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
Mortgage Banking
The Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline”. A pipeline loan is one that will be held for resale in which the Corporation has entered into a written mortgage loan commitment with a potential borrower. Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling interest rate environments where a borrower abandons an interest rate lock loan commitment when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons.
Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into mandatory forward sales contracts.
The Corporation's mortgage loans held for sale are subject to changes in fair value, due to changes in interest rates from the loan's closing date through the date the mortgage loan is sold in the secondary market. The fair value of the mortgage loan declines in value when interest rates increase and conversely increases in value when interest rates decrease. To mitigate the risk of changes in interest rates the Corporation enters into mandatory forward sales contracts on a portion of the mortgage loans held for sale to provide an economic hedge against those changes in fair value. The mandatory forward sales contracts were recorded at fair value with changes in value recorded in current earnings.

Derivative Instruments and Hedging Activities
The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are accounted for in accordance with ASC-815,Derivatives and Hedging and are recorded as either other assets or other liabilities at fair value. The Corporation engages in Back-to-Back swaps to mitigate its exposure to rising interest rates. A Back-to-Back swap provides that a customer receives a fixed interest rate commercial loan and the Corporation subsequently converts that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty based on a London Inter-Bank Offered Rate index. The Corporation then receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment stream. Based upon accounting guidance each swap is accounted for as a stand-alone derivative and designated as a fair value hedge with any changes in fair value presented in current earnings.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of shareholders’ equity. Unrealized losses on the Corporation’s available-for-sale securities (after applicable income tax expense) totaled $536 at June 30, 2013. Unrealized gains on the Corporation’s available-for-sale securities totaled $3,295 at December 31, 2012, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $2,055 at June 30, 2013 and December 31, 2012, respectively, are included in accumulated other comprehensive income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	9,303,702	7,944,354	8,755,457	7,934,458
Dilutive effect of stock options	15,440	6,174	13,834	3,925
Weighted average shares outstanding used in Diluted Earnings Per Common Share	9,319,142	7,950,528	8,769,291	7,938,383
Net Income	$1,823	$1,438	$2,936	$2,943
Preferred stock dividend and accretion	117	318	374	637
Income Available to Common Shareholders	$1,706	$1,120	$2,562	$2,306
Basic Earnings Per Common Share	$0.18	$0.14	$0.29	$0.29
Diluted Earnings Per Common Share	$0.18	$0.14	$0.29	$0.29

Options to purchase 339,863 common shares were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2013. For the three month period stock options of 15,440 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended June 30, 2013. For the six month period stock options of 13,834 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended June 30, 2013. As of June 30, 2012, stock options of 6,174 and 3,925 common shares were considered dilutive and the remaining stock options were antidilutive for the three and six month periods ended June 30, 2012.

(3)    Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $263 on June 30, 2013 and $228 on December 31, 2012.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2012, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012.
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

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	840	773
Carrying value of core deposit intangibles	$527	$594

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2013 and December 31, 2012 follows:

	At June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$72,497	$—	$(2,671)	$69,826
Mortgage backed securities	103,887	1,637	(984)	104,540
Collateralized mortgage obligations	16,462	343	(65)	16,740
State and political subdivisions	32,048	1,393	(465)	32,976
Preferred Securities	4,684	—	—	4,684
Total Securities	$229,578	$3,373	$(4,185)	$228,766

	At December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$102	$—	$36,970
Mortgage backed securities	109,440	2,589	(328)	111,701
Collateralized mortgage obligations	22,483	398	—	22,881
State and political subdivisions	29,980	2,241	(10)	32,211
Total Securities	$198,771	$5,330	$(338)	$203,763

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at June 30, 2013 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At June 30, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$20,298	$20,078
Due from one year to five years	57,953	56,839
Due from five years to ten years	24,364	23,831
Due after ten years	6,614	6,738
Mortgage backed securities and collateralized mortgage obligations	120,349	121,280
	$229,578	$228,766

The following table shows the proceeds from sales of available-for-sale securities for each of the two periods ended June 30. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	June 30,
	2013	2012
	(Dollars in thousands)
Gross realized gains	$178	$—
Gross realized losses	—	—
Net Securities Gains	$178	$—
Proceeds from the sale of available for sale securities	$2,272	$—
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $160,618 and $150,197 at June 30, 2013 and December 31, 2012, respectively.
The following is a summary of securities that had unrealized losses at June 30, 2013 and December 31, 2012. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2013, the Corporation held 48 securities with unrealized losses totaling $4,185. At December 31, 2012 there were 12 securities with unrealized losses totaling $338. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$64,076	$(2,671)	$—	$—	$64,076	(2,671)
Mortgage backed securities	$56,567	$(948)	$1,796	$(36)	$58,363	(984)
Collateralized mortgage obligations	2,576	(65)	—	—	2,576	(65)
State and political subdivisions	9,376	(465)	—	—	9,376	(465)
Total	$132,595	$(4,149)	$1,796	$(36)	$134,391	$(4,185)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage backed securities	$44,491	$(328)	$—	$—	$44,491	$(328)
State and political subdivisions	1,062	(10)	—	—	1,062	(10)
Total	$45,553	$(338)	$—	$—	$45,553	$(338)

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

Activity in the allowance for loan losses by segment for the six months ended June 30, 2013 and 2012 are summarized as follows:

Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(844)	(120)	(643)	(1,029)	(350)	(109)	(3,095)
Recoveries	500	5	100	54	171	43	873
Provision charged to expense	(618)	(282)	590	2,126	530	54	2,400
Balance, end of year	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815

Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Losses charged off	(721)	(58)	(130)	(593)	(134)	(31)	(1,667)
Recoveries	494	1	35	8	77	11	626
Provision charged to expense	(133)	(39)	37	1,145	28	12	1,050
Balance, end of year	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815

As of June 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,566	$103	$—	$—	$—	$—	$1,669
Collectively evaluated for impairment	8,858	335	1,606	3,508	1,581	258	16,146
Total ending allowance balance	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815
Loans:
Individually evaluated for impairment	$22,383	$503	$1,991	$686	$225	$74	$25,862
Collectively evaluated for impairment	385,109	73,764	64,206	119,637	202,261	12,057	857,034
Total ending loans balance	$407,492	$74,267	$66,197	$120,323	$202,486	$12,131	$882,896

Six Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(1,319)	(165)	(975)	(555)	(577)	(106)	(3,697)
Recoveries	30	20	83	15	190	29	367
Provision charged to expense	1,971	(424)	1,277	397	481	(135)	3,567
Balance, end of year	$11,396	$840	$1,716	$2,146	$985	$217	$17,300

Three Months Ended June 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,651	$585	$1,574	$2,298	$807	$200	$17,115
Losses charged off	(340)	(165)	(508)	(152)	(399)	(57)	(1,621)
Recoveries	10	3	16	11	87	12	139
Provision charged to expense	75	417	634	(11)	490	62	1,667
Balance, end of year	$11,396	$840	$1,716	$2,146	$985	$217	$17,300

As of June 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,181	$80	$37	$—	$—	$—	$3,298
Collectively evaluated for impairment	8,215	$760	$1,679	$2,146	$985	$217	14,002
Total ending allowance balance	$11,396	$840	$1,716	$2,146	$985	$217	$17,300
Loans:
Individually evaluated for impairment	$28,102	$306	$1,161	$—	$—	$—	$29,569
Collectively evaluated for impairment	370,149	79,155	63,673	126,568	184,892	13,453	837,890
Total ending loans balance	$398,251	$79,461	$64,834	$126,568	$184,892	$13,453	$867,459

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at June 30, 2013 was 2.15% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.19% and 0.23% of total loans at June 30, 2013, respectively. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively. Information regarding delinquent loans as of June 30, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans as of June 30, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$33	$616	$10,836	$11,485	$396,007	$407,492	$—
Commercial	—	85	213	298	73,969	74,267	—
Residential real estate	410	388	3,181	3,979	62,218	66,197	—
Home equity loans	638	841	940	2,419	117,904	120,323	—
Indirect	370	82	18	470	202,016	202,486
Consumer	184	40	96	320	11,811	12,131	—
Total	$1,635	$2,052	$15,284	$18,971	$863,925	$882,896	$—

Age Analysis of Past Due Loans as of December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,681	$1,004	$12,398	$17,083	$396,922	$414,005	$—
Commercial	—	—	376	376	68,329	68,705	—
Residential real estate	394	1,094	2,827	4,315	60,668	64,983	184
Home equity loans	630	494	1,510	2,634	120,196	122,830	—
Indirect	645	227	69	941	198,983	199,924
Consumer	26	40	123	189	11,912	12,101	—
Total	$5,376	$2,859	$17,303	$25,538	$857,010	$882,548	$184

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

Impaired loans for the Period Ended June 30, 2013 and December 31, 2012 are as follows:

	At June 30, 2013			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$17,629	$24,502	$—	$18,332	$17,347
Commercial	161	213	—	142	141
Residential real estate	1,991	2,298	—	1,991	1,864
Home equity loans	686	870	—	584	522
Indirect	225	248	—	162	108
Consumer	74	74	—	67	65
With allowance recorded:
Commercial real estate	4,754	5,173	1,566	4,830	5,867
Commercial	342	342	103	392	414
Residential real estate	—	—	—	—	60
Home equity loans	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$25,862	$33,720	$1,669	$26,500	$26,388

	At December 31, 2012			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$9,121	$9,758
Commercial	138	138	—	208	177
Residential real estate	1,610	1,686	—	1,353	1,184
Home equity loans	398	398	—	—	—
Indirect	—	—	—	—	—
Consumer	61	61	—	—	—
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	19,600	19,511
Commercial	459	459	209	313	269
Residential real estate	181	1,452	15	72	72
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$26,167	$34,156	$1,673	$30,667	$30,971

*impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs'). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $384 for the TDR loans at June 30, 2013.
The following table summarizes the loans that were modified as a TDR during the period ended June 30, 2013 and 2012.

		Three Months			Six Months
		Recorded Investment			Recorded Investment
	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At June 30, 2013	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At June 30, 2013
Commercial	4	$110	104	104	4	$110	$104	$104
Residential real estate	1	$109	$109	$109	2	$143	$132	$132
Home equity loans	8	$325	$233	$233	16	$686	$476	$476
Indirect Loans	19	$188	$173	$173	32	$349	$272	$272

		Three Months			Six Months
		Recorded Investment			Recorded Investment
	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At June 30, 2012	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At June 30, 2012
Commercial real estate	—	$—	$—	$—	5	$2,972	$2,972	$2,972
There were no loans modified in a TDR that subsequently defaulted during the twelve months periods ended June 30, 2013 and 2012 respectively (i.e., 90 days or more past due following a modification).
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
The Corporation had approximately $638 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Nonaccrual Loans

Nonaccrual loan balances at June 30, 2013 and December 31, 2012 are as follows:

Loans On Non-Accrual Status	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$15,562	$16,349
Commercial	317	472
Residential real estate	5,117	5,622
Home equity loans	4,777	4,293
Indirect	517	711
Consumer	315	349
Total Nonaccrual Loans	$26,605	$27,796
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for June 30, 2013 and December 31, 2012:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of June 30, 2013 and December 31, 2012:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	June 30, 2013
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$75	$—	$—	$—	$—	$75
Grade 2 — Modest	—	36	—	—	—	—	36
Grade 3 — Better than average	874	—	—	—	—	—	874
Grade 4 — Average	28,056	860	619	—	—	—	29,535
Grade 5 — Acceptable	342,987	69,857	5,853	—	—	—	418,697
Total Pass Credits	371,917	70,828	6,472	—	—	—	449,217
Grade 6 — Special mention	11,332	3,121	39	—	—	—	14,492
Grade 7 — Substandard	24,243	318	1,330	—	—	—	25,891
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	407,492	74,267	7,841	—	—	—	489,600
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	55,007	117,691	202,016	11,811	386,525
30-59 days past due loans not internally risk graded	—	—	410	638	370	184	1,602
60-89 days past due loans not internally risk graded	—	—	388	841	82	40	1,351
90+ days past due loans not internally risk graded	—	—	2,551	1,153	18	96	3,818
Total loans not internally credit risk graded	—	—	58,356	120,323	202,486	12,131	393,296
Total loans internally and not internally credit risk graded	$407,492	$74,267	$66,197	$120,323	$202,486	$12,131	$882,896

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

(7)    Deposits
Deposit balances are summarized as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Demand and other noninterest-bearing	$138,728	$139,894
Interest checking	163,636	155,248
Savings	123,514	119,247
Money market accounts	108,920	102,792
Consumer time deposits	390,326	386,549
Public time deposits	114,155	95,862
Total deposits	$1,039,279	$999,592

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $282,430 and $253,464 at June 30, 2013 and December 31, 2012, respectively.
The maturity distribution of certificates of deposit as of June 30, 2013 are as follows:

June 30, 2013
(Dollars in thousands)
2013	$334,840
2014	114,451
2015	33,614
2016	15,857
2017	5,719
Total	$504,481

(8)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2013, the Bank had pledged approximately $86,201 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,101. No amounts were outstanding under the line of credit at June 30, 2013 or December 31, 2012. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution. No amounts were outstanding under this line of credit at June 30, 2013 and December 31, 2012.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At June 30, 2013 and December 31, 2012, the outstanding balance of securities sold under repurchase agreements totaled $1,859 and $1,115, respectively. No Federal funds were purchased as of June 30, 2013 and December 31, 2012.

(9)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,607 and $46,508 at June 30, 2013 and December 31, 2012 respectively. All advances were bullet maturities with no call features. At June 30, 2013, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $87,230 and $21,732, respectively. The maximum borrowing capacity of the Bank at June 30, 2013 was $72,210. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at June 30, 2013 and December 31, 2012.
Maturities of FHLB advances outstanding at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$8	$15
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(901)	(1,007)
Total FHLB advances	$46,607	$46,508

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

At June 30, 2013, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$8	3.55%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,508	0.87%
Restructuring prepayment penalty	(901)
Total	$46,607

(10)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10.0 million of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2013 were 1.75% and 6.64% for Trust I and Trust II, respectively. At June 30, 2013 and December 31, 2012, accrued interest payable for Trust I was $5 and $19 and for Trust II was $19 and $21, respectively.
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
A summary of the contractual amount of commitments at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit	$86,850	$74,206
Home equity lines of credit	86,005	81,041
Standby letters of credit	8,548	8,685
Total	$181,403	$163,932
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

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

•
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of June 30, for each period presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

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

•
The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of June 30, 2013 and December 31, 2012.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013					December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$49,534	$49,534	$49,534	$—	$—	$30,659	$30,659
Securities	228,766	228,766	—	224,082	4,684	203,763	203,763
Restricted stock	5,741	5,741	—	5,741	—	5,741	5,741
Portfolio loans, net	865,081	862,836	—	—	862,836	864,911	868,716
Loans held for sale	3,423	3,446	—	3,446	—	7,634	7,891
Accrued interest receivable	3,896	3,896	—	3,896	—	3,726	3,726
Financial liabilities
Deposits:
Demand, savings and money market	534,798	534,798	—	534,798	—	517,181	511,665
Certificates of deposit	504,481	507,055	—	507,055	—	482,411	485,394
Short-term borrowings	1,859	1,859	—	1,859	—	1,115	1,115
Federal Home Loan Bank advances	46,607	46,763	—	46,763	—	46,508	46,828
Junior subordinated debentures	16,238	16,614	—	16,614	—	16,238	17,197
Accrued interest payable	825	825	—	803	—	882	882
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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$69,826	$—	$69,826	$—
Mortgage backed securities	104,540	—	104,540	—
Collateralized mortgage obligations	16,740	—	16,740	—
State and political subdivisions	32,976	—	32,976	—
Preferred Securities	4,684	—	—	4,684
Total	$228,766	$—	$224,082	$4,684
Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$36,970	$—	$36,970	$—
Mortgage backed securities	111,701	—	111,701	—
Collateralized mortgage obligations	22,881	—	22,881	—
State and political subdivisions	32,211	—	32,211	—
Total	$203,763	$—	$203,763	$—

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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended June 30, 2013 and December 31, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

June 30, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$26,605	$26,605
Other real estate	—	—	1,149	1,149
Total assets at fair value on a nonrecurring basis	$—	$—	$27,754	$27,754

December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$27,796	$27,796
Other real estate	—	—	1,366	1,366
Total assets at fair value on a nonrecurring basis	$—	$—	$29,162	$29,162

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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$26,605	Discounted cash flow Appraisal of collateral	Appraisal adjustments Risk premium rate Discount rate
Other real estate	1,149	Appraisal of collateral	Appraisal adjustments
Preferred Securities	4,684	Fair value measurements obtained from an independent pricing service - Income Approach	Market spreads, credit rating collateral type, and other relevant contractual features

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the three months and six month period ended June 30, 2013.

(13)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of June 30, 2013 were stock options granted in 2007, 2008, 2009, 2012 and 2013 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
The expense recorded for stock options was $26, and $1 for the first six months ended June 30, 2013 and 2012, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.

The fair value of options granted in the second quarter of 2013 was determined using the following weighted-average assumptions as of grant date:

Risk free interest rate	1.20%
Dividend yield	3.08%
Volatility	32.62%

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	8.41	2,500	$5.34
$9.07	107,863	9.86	—	—
$14.47	82,000	4.60	82,000	14.47
$15.35-$16.50	52,500	3.71	52,500	15.78
$19.10	30,000	2.59	30,000	19.10
$19.17	30,000	1.59	30,000	19.17
Outstanding at end of period	339,863	6.11	197,000	16.12

A summary of the status of stock options at June 30, 2013 and 2012 and changes during the year then ended is presented in the table below:

	2013		2012
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	232,000	14.50	197,000	16.12
Granted	107,863	9.07	35,000	$5.39
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	339,863	12.78	232,000	14.50
Exercisable at end of period	197,000	16.12	197,000	16.12

There were no options exercised during the first six months of 2013 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding at June 30, 2013 was $120.

Restricted Shares

In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the six months ended June 30, 2013 and 2012 was $125, and $144 respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at June 30, 2013 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	143,031	$5.07
Granted	—	—
Vested	(52,499)	4.68
Forfeited or expired	—	—
Nonvested at June 30, 2013	90,532	8.00
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the six months ended June 30, 2013, was $5 and for 2012 was $2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the six months ended June 30, 2013. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2012 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary (Dollars in thousands, except per share data)
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga and Summit counties in Ohio.
Net income for the second quarter 2013 was $1,823 and net income available to common shareholders was $1,706, or $0.18 per diluted common share. Net income for the first six months ended 2013 was $2,936 and net income available to common shareholders was $2,562, or $0.29 per diluted common share.
Net interest income on a fully taxable equivalent (FTE) basis for the second quarter of 2013 was $9,170, a 9.2% decrease, compared to $10,095 for the second quarter of 2012. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the second quarter 2013 was 3.20% compared to 3.61% for the second quarter of 2012.
The provision for loan losses was $1,050 for the quarter ended June 30, 2013 compared to $1,667 for June 30, 2012. See Note 6: Loans and Allowance for Loan Losses for further details.
Noninterest income was $3,072 for the second quarter of 2013 compared to $2,543 for the prior-year second quarter. This 20.8% increase was driven primarily by growth in mortgage and indirect auto lending businesses. Noninterest income for the first six months of 2013 was $6,404, up $986, or 18%, from the same six month period in 2012.
Noninterest expense of $8,622 for the second quarter of 2013, decreased $425, or 4.7%, compared to $9,047, for the same period one year ago. The decrease in noninterest expense was mainly attributable to a decrease of $450, or 55.0%, in other expense, which is due to one-time system conversion charges incurred in 2012.
During the second quarter of 2013, loan demand increased slightly as total portfolio loans ended the quarter at $882,896, a 0.04% increase compared to $882,548 at December 31, 2012. Total assets for the second quarter 2013 ended at $1,218,246 compared to $1,178,254 at December 31, 2012, an increase of $39,992, or 3.4%. Total deposits grew to $1,039,279 at June 30, 2013, an increase of 4.0%, from $999,592 at December 31, 2012.
The Corporation continued its efforts to reduce the level of problem loans and their associated costs. The Corporation’s non-performing loans totaled $26,605 at June 30, 2013, or 3.01% of total loans, a decrease from $27,796, or 3.15% of total loans, at December 31, 2012, and a decrease from $34,993, or 4.03%, from the 2012 second quarter.
The allowance for possible loan losses was $17,815 at June 30, 2013 compared to $17,637 at December 31, 2012, and 2.02% of total loans compared to 2.00% at December 31, 2012. Annualized net charge-offs to average loans for the quarter ending June 30, 2013 was 0.47% compared to 0.79% at December 31, 2012 and 0.69% at June 30, 2012.

Results of Operations (Dollars in thousands except per share data)
Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$192,368	$937	1.95%	$194,781	$1,281	2.64%
State and political subdivisions	33,276	424	5.11	31,695	417	5.29
Federal funds sold and short-term investments	28,372	9	0.13	20,821	10	0.18
Restricted stock	5,741	68	4.77	5,741	69	4.85
Commercial loans	489,367	5,567	4.56	486,061	6,001	4.97
Residential real estate loans	51,621	711	5.52	53,945	721	5.38
Home equity lines of credit	106,705	1,024	3.85	108,071	1,111	4.13
Installment loans	240,419	1,996	3.33	221,803	2,397	4.35
Total Earning Assets	$1,147,869	$10,736	3.75%	$1,122,918	$12,007	4.30%
Allowance for loan loss	(17,934)			(17,491)
Cash and due from banks	37,834			35,062
Bank owned life insurance	18,848			18,092
Other assets	47,077			47,716
Total Assets	$1,233,694			$1,206,297
Liabilities and Shareholders’ Equity:
Consumer time deposits	$440,463	$1,031	0.94%	$427,491	$1,298	1.22%
Public time deposits	72,195	129	0.71	72,387	100	0.55
Savings deposits	123,753	11	0.03	110,654	29	0.11
Money market accounts	108,903	44	0.16	108,104	49	0.18
Interest-bearing demand	169,338	21	0.05	167,287	51	0.12
Short-term borrowings	1,698	1	0.19	903	—	0.22
FHLB advances	46,583	156	1.35	47,494	212	1.79
Trust preferred securities	16,327	174	4.27	16,327	173	4.27
Total Interest-Bearing Liabilities	$979,260	$1,567	0.64%	$950,647	$1,912	0.81%
Noninterest-bearing deposits	139,300			136,506
Other liabilities	4,515			3,863
Shareholders’ Equity	110,619			115,281
Total Liabilities and Shareholders’ Equity	$1,233,694			$1,206,297
Net interest Income (FTE)		$9,169	3.20%		$10,095	3.61%
Taxable Equivalent Adjustment		(160)	(0.06)		(161)	(0.06)
Net Interest Income Per Financial Statements		$9,009			$9,933
Net Yield on Earning Assets			3.15%			3.55%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.6% of the Corporation’s revenues for the three months ended June 30, 2013. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $9,009 for the second quarter of 2013 compared to $9,933 during the same quarter of 2012. Adjusting for tax-exempt income, net interest income FTE for the second quarter of 2013 and 2012 was $9,169 and $10,095, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.20% for the three months ended June 30, 2013 compared to 3.61% for the three months ended June 30, 2012.
Average earning assets for the second quarter of 2013 were $1,147,869, an increase of $24,951, or 2.2%, compared to $1,122,918 for the second quarter of last year. The yield on average loans during the second quarter of 2013 was 4.20%, which was 53 basis points lower than the yield on average loans during the second quarter of 2012 of 4.73%. Interest income from securities was $1,361 (FTE) for the three months ended June 30, 2013, compared to $1,698 during the second quarter of 2012. The yield on average securities was 2.4% and 3.0% for these periods, respectively. An increase in pre-payments in the mortgage backed securities portfolio was the primary cause for the decrease noted in yield.
The cost of interest-bearing liabilities was 0.64% during the second quarter of 2013 compared to 0.81% during the same period in 2012. This decrease is primarily due to the low sustained interest rate environment. Noninterest-bearing accounts were $139,300, an increase of 2.1% compared to $136,506 the same period a year ago. Total average interest-bearing liabilities of $979,260 for the quarter ended June 30, 2013 increased $28,613, or 3.0%, compared to June 30, 2012. The average cost of trust preferred securities was 4.27% for the second quarter of 2013, which was the same as in the second quarter of 2012. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64% and the other half accrued dividends at LIBOR plus 1.48% which was 1.75% as of June 30, 2013.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2013 and June 30, 2012. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(12)	$(332)	$(344)
State and political subdivisions	20	(13)	7
Federal funds sold and short-term investments	2	(3)	(1)
Restricted stock	—	(1)	(1)
Commercial loans	38	(472)	(434)
Residential real estate loans	(32)	22	(10)
Home equity lines of credit	(13)	(74)	(87)
Installment loans	155	(556)	(401)
Total Interest Income	158	(1,429)	(1,271)
Consumer time deposits	30	(297)	(267)
Public time deposits	(27)	56	29
Savings deposits	1	(19)	(18)
Money market accounts	—	(5)	(5)
Interest-bearing demand	—	(30)	(30)
Short-term borrowings	—	1	1
FHLB advances	(3)	(53)	(56)
Trust preferred securities	—	1	1
Total Interest Expense	1	(346)	(345)
Net Interest Income (FTE)	$157	$(1,083)	$(926)

Net interest income (FTE) for the second quarter 2013 and 2012 was $9,169 and $10,095, respectively. Interest income (FTE) for the second quarter of 2013 decreased $926 in comparison to the same period in 2012. This decrease is primarily attributable to a decrease of $1,083 due to rate, offset by a $157 increase due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $344, of which $332 is attributable to rate and $12 is attributable to volume. Lower market interest rates have increased the number of agency securities being called. In addition, federal programs promoting the refinance of residential mortgages have increased paydowns on mortgage-backed securities, resulting in a decrease in yield and the reinvestment of funds at lower market interest rates.
Interest income on commercial loans decreased $434. This decrease is primarily attributable to the low interest rate environment, with a decrease in rate of $472, which was offset by an increase in volume of $38. Interest income on installment loans decreased $401, with a decrease in rate of $556, which was offset by an increase in volume of $155. The decrease was the result of the continued lower interest rate environment and the competitive nature of indirect lending.
The $267 decrease in consumer time deposits was due primarily to lower market interest rates as existing accounts continued to renew at favorable lower market interest rates. Total interest expense decreased $345, with the decrease being attributable to a $346 decrease due to rate offset by an increase due to volume of $1. Overall, the total decrease of $926 net interest income (FTE) was mainly attributable to a decrease in rate of $1,083 offset by an increase in volume of $157, which is the difference between interest income and interest expense.

Table 3: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 3 presents the condensed consolidated average balance sheets for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$184,465	$1,792	1.96%	$192,850	$2,541	2.65%
State and political subdivisions	32,742	838	5.16	31,804	828	5.23
Federal funds sold and short-term investments	17,860	16	0.18	14,751	19	0.18
Restricted stock	5,741	138	4.86	5,741	141	4.94
Commercial loans	490,341	10,990	4.52	480,782	11,857	4.96
Residential real estate loans	53,182	1,363	5.17	54,266	1,442	5.35
Home equity lines of credit	107,182	2,040	3.84	107,692	2,158	4.03
Installment loans	239,163	3,989	3.36	220,382	4,851	4.43
Total Earning Assets	$1,130,676	$21,166	3.77%	$1,108,268	$23,837	4.33%
Allowance for loan loss	(17,849)			(17,330)
Cash and due from banks	36,388			34,351
Bank owned life insurance	18,765			18,009
Other assets	46,787			48,078
Total Assets	$1,214,767			$1,191,376
Liabilities and Shareholders’ Equity:
Consumer time deposits	$438,800	$2,078	0.95%	$422,970	$2,694	1.28%
Public time deposits	64,944	244	0.76	78,581	199	0.51
Savings deposits	122,140	27	0.04	107,672	62	0.12
Money market accounts	107,144	86	0.16	106,500	103	0.19
Interest-bearing demand	164,000	50	0.06	161,791	100	0.12
Short-term borrowings	1,607	1	0.10	724	—	0.13
FHLB advances	46,557	311	1.35	47,276	427	1.82
Trust preferred securities	16,320	340	4.20	16,326	349	4.31
Total Interest-Bearing Liabilities	$961,512	$3,137	0.66%	$941,840	$3,934	0.84%
Noninterest-bearing deposits	138,534			130,619
Other liabilities	4,203			4,199
Shareholders’ Equity	110,518			114,718
Total Liabilities and Shareholders’ Equity	$1,214,767			$1,191,376
Net interest Income (FTE)		$18,029	3.22%		$19,903	3.61%
Taxable Equivalent Adjustment		(316)	(0.06)		(316)	(0.06)
Net Interest Income Per Financial Statements		$17,713			$19,588
Net Yield on Earning Assets			3.16%			3.55%

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012 Net Interest Income Comparison
Net interest income accounted for 73% of the Corporation's revenues for the six months ended June 30, 2013. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation's actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income, before provision for loan losses, was $17,713 for the first half of 2013 compared to $19,588 during the same period of 2012. Adjusting for tax-exempt income, net interest income FTE, for the first half of 2013 and 2012 was $18,029 and $19,903, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.22% for the six months ended June 30, 2013 compared to 3.61% for the six months ended June 30, 2012. This decrease is mainly attributable to the lower interest rate environment which continued to apply downward pressure on the Corporation's yield on its investment portfolio and, as a result, negatively impacted the net interest margin.
Average earning assets for the first half of 2013 were $1,130,676. This was an increase of $22,408, or 2.0%, compared to the same period last year. Due in part to the extended period of lower market interest rates that was continued through the first half of 2013, the yield on average earning assets was 3.77% in the first half of 2013 compared to 4.33% for the same period last year. The yield on average loans during the first half of 2013 was 4.17%. This was 56 basis points lower than that of the first half of 2012 at 4.73%. Interest income from securities was $2,630 (FTE) for the six months ended June 30, 2013, compared to $3,369 during the first half of 2012. The yield on average securities was 2.44% and 3.02% for these periods, respectively.
The cost of interest-bearing liabilities was 0.66% during the first half of 2013 compared to 0.84% during the same period in 2012. Total average interest-bearing liabilities as of June 30, 2013 increased $19,671, or 2.0%. The average cost of trust preferred securities was 4.20% for the first half of 2013, compared to 4.31% for the first half of 2012.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2013 and June 30, 2012. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(81)	$(668)	$(749)
State and political subdivisions	24	(14)	10
Federal funds sold and short-term investments	3	(6)	(3)
Restricted stock	—	(3)	(3)
Commercial loans	214	(1,081)	(867)
Residential real estate loans	(28)	(51)	(79)
Home equity lines of credit	(10)	(108)	(118)
Installment loans	313	(1,175)	(862)
Total Interest Income	435	(3,106)	(2,671)
Consumer time deposits	75	(691)	(616)
Public time deposits	(51)	96	45
Savings deposits	1	(18)	(17)
Money market accounts	3	(38)	(35)
Interest-bearing demand	1	(51)	(50)
Short-term borrowings	—	1	1
FHLB advances	(5)	(111)	(116)
Trust preferred securities	—	(9)	(9)
Total Interest Expense	24	(821)	(797)
Net Interest Income (FTE)	$411	$(2,285)	$(1,874)

Net interest income (FTE) for the first half 2013 and 2012 was $18,029 and $19,903, respectively. Interest income (FTE) for the first half of 2013 decreased $2,671 in comparison to the same period in 2012. This decrease is attributable to a $3,106 decrease due to rate offset by an increase of $435 due to volume. For the same period, interest expense decreased $797, with the decrease being primarily attributable to a $821 decrease due to rate offset by an increase due to volume of $24. Overall, the total decrease in net interest income (FTE) of $1,874 was mainly attributable to a decrease in volume of $2,285 offset by an increase of $411 due to rate.

Noninterest Income
Table 5: Details of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$440	$425	$815	$815
Deposit service charges	869	929	1,685	1,864
Other service charges and fees	808	804	1,639	1,552
Income from bank owned life insurance	170	169	338	334
Other income	232	58	553	400
Total fees and other income	2,519	2,385	5,030	4,965
Securities gains, net	—	—	178	—
Gain on sale of loans	587	205	1,243	552
Loss on sale of other assets, net	(34)	(47)	(47)	(99)
Total noninterest income	$3,072	$2,543	$6,404	$5,418

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012 Noninterest Income Comparison
Total fees and other income for the three months ended June 30, 2013 was $2,519, a slight increase of $134, or 5.6%, over $2,385 for the same period in 2012. Income earned on investment and trust services for the second quarter of 2013 increased $15 compared to the second quarter of 2012. Deposit service charges in the quarter decreased $60 compared to the second quarter of last year due primarily to new regulations regarding overdrafts. Other income in the quarter increased $174 over the same period of 2012. The Corporation utilizes derivatives as part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value, both gains and losses, of the instruments are recorded in the Consolidated Statements of Income in other income.
No gain on sale of securities was recorded in the second quarter of 2013 or 2012. Gain on the sale of loans was $587 for the second quarter of 2013, compared to $205 for the second quarter of 2012, an increase of 186%. The Corporation continued to see strong demand for mortgage lending, both refinancing and new purchase loans. Sales of bank owned property resulted in a loss of $34 for the three months ended June 30, 2013 compared to a loss of $47 for the same period one year ago.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012 Noninterest Income Comparison
Total fees and other income for the six months ended June 30, 2013 was $5,030, an increase of $65, or 1.3%, over the same period of 2012. Income earned on investment and trust services for the first half of 2013 and 2012 was $815. Deposit service charges decreased $179, from $1,864 for the first half of 2012, to $1,685 for the first half of 2013. This was primarily a result of both the economic environment and the new regulations regarding overdrafts. Fees from electronic banking were $1,639 for the sixth months ended June, 30, 2013, compared to $1,552 for the same period last year, an increase of $87, or 5.6%.
Gain on the sale of securities was $178, for the first half of 2013, compared to no gain during the same period one year ago. Gain on the sale of loans for the six months ended June 30, 2013 was $1,243, an increase of $691, or 125%, from the first six months ended June 30, 2012.

Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,224	$3,894	$9,251	$8,005
Furniture and equipment	1,134	1,200	2,083	2,270
Net occupancy	549	554	1,137	1,133
Professional fees	586	564	1,076	1,059
Marketing and public relations	349	395	638	642
Supplies, postage and freight	274	265	581	508
Telecommunications	175	172	337	345
Ohio franchise tax	302	307	610	623
FDIC assessments	238	394	480	786
Other real estate owned	48	175	125	307
Loan and collection expense	374	308	762	657
Other expense	369	819	823	1,256
Total noninterest expense	$8,622	$9,047	$17,903	$17,591
Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012 Noninterest Expense Comparison
Noninterest expense for the second quarter of 2013 decreased $425, or 4.7%, compared to the same period of 2012.The decrease in noninterest expense was mainly attributable to a decrease of $450, or 55.0%, in other expense, which is due to one-time system conversion charges from the second quarter 2012. Additionally, FDIC assessments decreased $156, or 39.6%, other real estate owned decreased $127, or 72.6%, and marketing/public relations decreased $46, or 11.6%. Salary and Benefits increased $330, or 8.5%. Before the passage of the Dodd-Frank Act, FDIC insurance premiums were assessed as a percentage of insured deposits in each banking institution. Following the implementation of the Dodd-Frank Act, FDIC insurance premium assessment have been determined based upon the institution's average total assets minus tangible equity, which has resulted in lower assessment rates for the Corporation.
Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012 Noninterest Expense Comparison
Noninterest expense for the first half of 2013 increased slightly by $312, or 1.8%, compared to the first half of 2012. Salaries and employee benefits increased $1,246, or 15.6%, which included a one-time Supplemental Executive Retirement Plan (SERP) expense of $690 during the first quarter of 2013. The increase in salary and employee benefits was offset by decreases in: other expenses of $433, or 34.5%, FDIC assessments of $306, or 38.9%, furniture and equipment of $187, or 8.2%, and other real estate owned of $182, or 59.3%. The decrease in other expenses for the first six months of 2013 is primarily due to the one-time system conversion charges from 2012. Other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on foreclosed assets.

Income taxes
Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012 Income Taxes Comparison
The Corporation recognized income tax expense of $586 and $324 for the second quarter of 2013 and 2012, respectively. The Corporation’s effective tax rate increased to 24.3% for June 30, 2013 from 18.4% for June 30, 2012. The Corporation utilizes a new market tax credit that is based on a schedule of eligible qualified investments and which has contributed to a lower effective tax rate for the Corporation in comparison to the Federal statutory tax rate of 34%. This tax credit is expected to expire within the next couple years. Included in net income for the three months ended June 30, 2013 and June 30, 2012 was $497 and $482 of nontaxable income, respectively, comprised of $139 and $136, respectively, related to life insurance policies and $358 and $346, respectively, of tax-exempt investment and loan interest income. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the quarter was significantly less than income before income tax expense.
Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012 Income Taxes Comparison
The Corporation recognized income tax expense of $878 and $905 during the first half of 2013 and 2012, respectively. Included in net income for the six months ended June 30, 2013 and June 30, 2012 was $982 and $954, respectively, of nontaxable income, including $274 and $270, respectively, related to life insurance policies, and $708 and $684, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributed to a lower effective tax rate for the Corporation. After considering the tax-exempt income and relatively small nondeductible expenses, income subject to tax for the six month period was significantly less than income before income tax expense.

Financial Condition
Overview
The Corporation’s total assets at June 30, 2013 were $1,218,246 compared to $1,178,254 at December 31, 2012, an increase of $39,992, or 3.4%. This increase is primarily due to increases in cash and cash equivalents of $18,874 and securities available for sale of $25,003, being offset by a decrease of $4,211 in loans held for sale. Total deposits at June 30, 2013 were $1,039,279 compared to $999,592 billion at December 31, 2012. The increase in total deposits of $39,687, was due to an increase in time deposits of $22,070 and savings, money market and interest bearing demand accounts of $18,783.
Securities
The distribution of the Corporation’s securities portfolio at June 30, 2013 and December 31, 2012 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities increased $25 million or 12.3%, compared to December 31, 2012. As of June 30, 2013 the portfolio was comprised of 97.6% available for sale securities and 2.4% restricted stock. Available for sale securities were comprised of 31% U.S. Government agencies, 46% U.S. agency mortgage backed securities, 7% U.S. collateralized mortgage obligations, 14% municipal securities and 2% preferred securities at June 30, 2013. The available for sale securities had a net temporary unrealized loss of $812, representing 0.4% of the total amortized cost of the Corporation's available for sale securities.
As with any investment, the yield on an available for sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the sustained low interest rate environment and the flattening of the yield curve, the Corporation focused investment opportunities to short-term duration investments. Primarily due to the continued refinance- heavy market environment, which has contributed to a decrease in yield, the Corporation sold approximately $2.3 million in mortgage backed securities in the first quarter 2013 with elevated prepayment risk, for a $178 gain, and re-invested the proceeds in higher earning investment securities.
At June 30, 2013, the available for sale securities portfolio had unrealized gains of $3,373 and unrealized losses of $4,185. The unrealized losses represented 1.8% of the total amortized cost of the Corporation’s available for sale securities at June 30, 2013. At June 30, 2013, the Corporation held one available for sale security with an unrealized loss position for greater than twelve months totaling $36. Available for sale securities with an unrealized loss position for less than twelve months totaled $4,149 at June 30, 2013. The unrealized gains and losses at December 31, 2012 were $5,330 and $338, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances are presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Total portfolio loans at June 30, 2013 were $882,896. This was an increase of $348 over December 31, 2012. The increase is the primarily result of the Corporation adding several seasoned commercial bankers during 2012. The Corporation believes that its loan portfolio was well-diversified at June 30, 2013. Commercial and commercial real estate loans represented 54.6%, indirect loans represented 22.9%, home equity loans represented of 13.6%, residential real estate mortgage loans represented 7.5% and consumer loans represented of 1.4% of total portfolio loans at June 30, 2013.

Table 7: Loan Portfolio Distribution

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Commercial real estate	$407,492	$414,005	$398,251
Commercial	74,267	68,705	79,461
Residential real estate	66,197	64,983	64,834
Home equity loans	120,323	122,830	126,568
Indirect	202,486	199,924	184,892
Consumer	12,131	12,101	13,453
Total Loans	882,896	882,548	867,459
Allowance for loan losses	(17,815)	(17,637)	(17,300)
Net Loans	$865,081	$864,911	$850,159

Loan Mix Percent
Commercial real estate	46.2%	46.9%	45.9%
Commercial	8.4%	7.8%	9.2%
Residential real estate	7.5%	7.4%	7.5%
Home equity loans	13.6%	13.9%	14.6%
Indirect	22.9%	22.6%	21.3%
Consumer	1.4%	1.4%	1.5%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $481,759 at June 30, 2013. This was an decrease of $951, or 0.2%, over December 31, 2012 and an increase of $4,047, or 0.8%, from June 30, 2012. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $191 of the $66,197 residential real estate mortgage loan portfolio at June 30, 2013. At June 30, 2013 residential real estate mortgage loans increased by $1,214, or 1.9%, in comparison to December 31, 2012 and increased $1,363, or 2.1%, from June 30, 2012. The Corporation continued to sell most of its new loan production due to a favorable interest rate environment coupled with the level of refinancing in the market place.
Indirect auto loans increased by $2,562, or 1.3%, compared to December 31, 2012 and compared to the same period one year ago increased $17,594, or 9.5%. compared to June 30, 2012. The increase is primarily attributable to loans generated by new dealer representatives in new markets within the states in which the Corporation originated loans. The Corporation currently originates high quality auto loans, defined as credit scores greater than 750, in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pittsburgh, and Tennessee.
Home equity loans decreased $2,507, or 2.0%, when compared to December 31, 2012, primarily due to continued low valuations in the housing market within the Corporation's footprint. Consumer loans were made to borrowers, mainly on secured terms. Consumer loans increased $30, or 0.2%, in comparison to December 31, 2012.
Loans held for sale are not included in portfolio loans and as of June 30, 2013 total loans classified as held for sale were $3,423. Residential real estate mortgage loans represented $2,089, or 61.0%, and indirect loans represented $1,334, or 39.0%, of loans held for sale at June 30, 2013.
Table 8 shows the amount of portfolio loans outstanding as of June 30, 2013 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified are due in one year or less for purposes of the table.

Table 8: Cash Flow and Interest Rate Information for Loans:

June 30, 2013
Due in one year or less	$187,667
Due after one year but within five years	435,937
Due after five years	259,292
Totals	$882,896
Due after one year with a predetermined fixed interest rate	$535,252
Due after one year with a floating interest rate	159,977
Totals	$695,229
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
As the economy faced significant challenges over the past several years, the Corporation responded by adding additional internal resources at the end of 2009, continuing to utilize outside resources and implemented a process to improve asset quality going forward. This process, which includes executive management, finance, credit, lending and legal, is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review committee which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
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
While the local economy has shown signs of improvement, it has remained fragile, as has the local real estate market and valuations. With the Corporation's exposure to commercial real estate loans, including construction and development loans, and consumer real estate in the form of home equity loans, management continues to monitor loan performance in light of the past and recent volatility in real estate valuations.
Table 9 presents the detailed activity in the allowance for loan losses and related charge-off activity for the three month periods ended June 30, 2013 and 2012 and the six month periods ended June 30, 2013 and 2012.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$17,806	17,115	$17,637	17,063
Charge-offs:
Commercial real estate	721	340	844	1,319
Commercial	58	165	120	165
Residential real estate	130	508	644	975
Home equity loans	592	152	1,029	555
Indirect	134	399	350	577
Consumer	32	57	108	106
Total charge-offs	1,667	1,621	3,095	3,697
Recoveries:
Commercial real estate	493	10	500	30
Commercial	1	3	5	20
Residential real estate	35	16	100	83
Home equity loans	8	11	54	15
Indirect	77	87	171	190
Consumer	12	12	43	29
Total Recoveries	626	139	873	367
Net Charge-offs	1,041	1,482	2,222	3,330
Provision for loan losses	1,050	1,667	2,400	3,567
Balance at end of year	$17,815	$17,300	$17,815	$17,300

Average Portfolio loans outstanding	$882,499	866,909	$883,689	$859,722
Annualized ratio to average loans:
Net Charge-offs	0.47%	0.69%	0.51%	0.78%
Provision for loan losses	0.48%	0.77%	0.55%	0.83%

Loans outstanding	$882,896	$867,459	$882,896	$867,459

As a percent of outstanding loans	2.02%	1.99%	2.02%	1.99%

The allowance for loan losses at June 30, 2013 was $17,815, or 2.02%, of outstanding loans, compared to $17,300, or 1.99%, of outstanding loans at June 30, 2012. The allowance for loan losses was 66.96% and 49.44% of nonperforming loans at June 30, 2013 and 2012, respectively.
Net charge-offs for the three months ended June 30, 2013 were $1,041, compared to $1,482 for the three months ended June 30, 2012. Net charge-offs as a percent of average loans was 0.47% for the second quarter of 2013 and 0.69% for the same period in 2012. Net charge-offs for the six months ended June 30, 2013 were $2,222, compared to $3,330 for the six months ended June 30, 2012. Net charge-offs as a percent of average loans was 0.51% for the first half of 2013 and 0.78% for the same period in 2012. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $1,050 for the three months ended June 30, 2013, compared to $1,667 for the three months ended June 30, 2012. For the first half of 2013, the provision for loan losses was $2,400, compared to $3,567 for the same period one year ago. Real estate market conditions have resulted in a decline in the valuation of underlying collateral over the past several years, which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans, while somewhat affected by the real estate market, have been largely influenced by the level of unemployment, which has been relatively high over the past two years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at June 30, 2013. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of June 30, 2013 and June 30, 2012, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	June 30, 2013		December 31, 2012
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$10,424	46.2%	$11,386	46.9%
Commercial	438	8.4%	835	7.8%
Residential real estate	1,606	7.5%	1,559	7.4%
Home equity loans	3,508	13.6%	2,357	13.9%
Indirect	1,581	22.9%	1,230	22.6%
Consumer	258	1.4%	270	1.4%
Total	$17,815	100.0%	$17,637	100.0%

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
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three months ended June 30, 2013.

The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Noninterest-bearing checking	$139,300	$137,077	—%	—%
Interest-bearing checking	169,338	162,431	0.05%	0.11%
Savings deposits	123,753	110,936	0.03%	0.09%
Money market accounts	108,903	105,951	0.16%	0.19%
Consumer time deposits	440,463	429,928	0.94%	1.18%
Public time deposits	72,195	65,188	0.71%	0.64%
Total Deposits	$1,053,952	$1,011,511	0.54%	0.59%
Short-term borrowings	1,698	942	0.19%	0.07%
FHLB borrowings	46,583	47,828	1.35%	1.81%
Junior subordinated debentures	16,327	16,315	4.27%	4.28%
Total borrowings	$64,608	$65,085	2.05%	2.40%
Total funding	$1,118,560	$1,076,596	0.64%	0.80%
Average deposit balances increased from $1,011,511 at December 31, 2012 to $1,053,952 at June 30, 2013.Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation.The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland. At June 30, 2013 and December 31, 2012, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Repurchase agreements increased 66.7%, to $1,859 at June 30, 2013 compared to $1,115 at December 31, 2012. The Corporation did not have any Federal funds purchased at June 30, 2013 or December 31, 2012.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances, increased slightly to $46,607 at June 30, 2013 compared to $46,508 at December 31, 2012 while the junior subordinated debentures remained constant at $16,200. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
During 2007, the Corporation completed a private offering of trust preferred securities. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued common shares of the Corporation at a volume-weighted average price of $4.41 per share. At June 30, 2013, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Management
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013 and December 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2013 (Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$117,183	12.62%	$74,275	8.0%	$92,844	10.0%
Tier 1 Capital (to Risk Weighted Assets)	105,501	11.36	37,138	4.0	55,706	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	105,501	8.73	48,319	4.0	60,399	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$114,425	12.47%	$73,423	8.0%	$91,779	10.0%
Tier 1 Capital (to Risk Weighted Assets)	102,877	11.21	36,712	4.0	55,067	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	102,877	8.79	46,820	4.0	58,525	5.0
Capital Resources
The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders' equity was $108,894 at June 30, 2013 compared to $110,144 at December 31, 2012, a decrease of 1.1%, or $1,250.
On December 12, 2008, the Corporation issued 25,223 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Treasury in the TARP Capital Purchase Program for a purchase price of approximately $25,223. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).
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
On March 15, 2013, the Corporation completed the exchange (the “Exchange”) of newly issued common shares, $1.00 par value per share, of the Company (“Common Shares”) for shares of the Company’s Series B Preferred Stock with certain institutional and private investors (the "Sellers"). In the Exchange, the Company issued an aggregate of 1,359,348 Common Shares at a price of $7.16 per share to the Sellers in exchange for an aggregate of 9,733 shares of Series B Preferred Stock at a price of 100% of the per share liquidation preference, or $1,000 per share. The Company also delivered cash to the Sellers in lieu of fractional Common Shares and cash in an amount equal to the accrued and unpaid dividends due on the shares of Series B Preferred Stock. Following the completion of the Exchange, an aggregate of 9,200 shares of the Series B Preferred Stock remain outstanding.

Under the terms of the Series B Preferred Stock, among other things, for the first five years that the stock is outstanding, the Corporation is required to make quarterly dividend payments on the stock at a rate of 5% per annum, which amounts to approximately $457 annually following the above referenced repurchase of stock by the Corporation. If the Series B Preferred Stock remains outstanding after February 14, 2014 the dividend rate will increase to 9% per annum, or approximately $823 annually following the above referenced repurchase of stock by the Corporation.
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
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At June 30, 2013 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2013.
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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of June 30, 2013 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

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

Table 11 sets forth nonperforming assets at June 30, 2013 and December 31, 2012.
Table 11: Nonperforming Assets

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$15,562	$16,349
Commercial	317	472
Residential real estate	5,117	5,622
Home equity loans	4,777	4,293
Indirect	517	711
Consumer	315	349
Total nonperforming loans	26,605	27,796
Other foreclosed assets	1,149	1,366
Total nonperforming assets	$27,754	$29,162
Loans 90 days past due accruing interest	$—	$184

Total nonperforming loans as a percent of total loans	3.01%	3.15%
Total nonperforming assets as a percent of total assets	2.28%	2.48%
Allowance for loan losses to nonperforming loans	66.96%	63.45%
The Corporation continues to actively manage credit quality and has made progress managing problem loans. Nonperforming loans at June 30, 2013 were $26,605 compared to $27,796 at December 31, 2012, a decrease of $1,191 or 4.3%. Nonperforming commercial real estate loans were $15,562 for June 30, 2013 compared to $16,349 at December 31, 2012. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continued to monitor delinquency and potential problem loans. Bank-wide delinquency at June 30, 2013 was 2.15% of total loans down from 2.89% at December 31, 2012. Additionally, total 30-59 day and 60-89 day delinquencies were 0.19% and 0.23% of total loans at June 30, 2013, compared to 0.61% and 0.32% of total loans at December 31, 2012, respectively.
Other foreclosed assets were $1,149 as of June 30, 2013, compared to $1,366 at December 31, 2012. The $1,149 is comprised of four commercial properties totaling $362 and ten residential properties, totaling $787. This compares to six commercial properties totaling $398 and thirteen residential properties, totaling $968 as of December 31, 2012 .
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At June 30, 2013, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $63,464 at June 30, 2013.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of June 30, 2013.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At June 30, 2013, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $77 or 0.2%, and in a -200 basis point shock, net interest income would decrease $2,949, or 7.7%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At June 30, 2013, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 18.3% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 11.1%.

Item 4.	Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2013 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation's 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation's Board of Directors or to solicit proxies with respect to the voting of the Corporation's common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation's 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation's motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation's motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne's motion to dissolve the preliminary injunction. Prior to the Court's decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne's appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation's motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation's Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court's decision granting a permanent injunction to the Sixth Circuit. On May 21, 2013, the Sixth Circuit affirmed the District's decision. The District Court has set the remaining claims for a jury trial, which is to begin on September 18, 2013.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation in December 2008, as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of June 30, 2013, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the second quarter of 2013.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: August 5, 2013	By:	/s/ Gary J. Elek
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

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.