Form 10-Q
period 2013-09-30
LNB BANCORP INC
filed 2013-10-30
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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

The number of common shares of the registrant outstanding on October 30, 2013 was 9,303,702.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$25,816	$24,139
Federal funds sold and interest bearing deposits in banks	21,274	6,520
Cash and cash equivalents (Note 3)	47,090	30,659
Securities available for sale, at fair value (Note 5)	215,290	203,763
Restricted stock	5,741	5,741
Loans held for sale	2,110	7,634
Loans:
Portfolio loans (Note 6)	891,300	882,548
Allowance for loan losses (Note 6)	(17,791)	(17,637)
Net loans	873,509	864,911
Bank premises and equipment, net	8,322	8,721
Other real estate owned	951	1,366
Bank owned life insurance	19,122	18,611
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	492	594
Accrued interest receivable	3,750	3,726
Other assets	12,543	10,946
Total Assets	$1,210,502	$1,178,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$139,871	$139,894
Savings, money market and interest-bearing demand	391,558	377,287
Time deposits	500,816	482,411
Total deposits	1,032,245	999,592
Short-term borrowings (Note 8)	1,643	1,115
Federal Home Loan Bank advances (Note 9)	46,658	46,508
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	804	882
Accrued expenses and other liabilities	4,953	3,775
Total Liabilities	1,102,541	1,068,110
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at September 30, 2013 and December 31, 2012.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, 9,147 shares authorized and issued at September 30, 2013 and 18,880 shares authorized and issued at December 31, 2012	9,147	18,880
Discount on Series B preferred stock	(25)	(65)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 9,631,896 shares at September 30, 2013 and 8,272,548 at December 31, 2012	9,632	8,273
Additional paid-in capital	47,740	39,141
Retained earnings	52,474	48,767
Accumulated other comprehensive income (loss)	(4,915)	1,240
Treasury shares at cost, 328,194 shares at September 30, 2013 and at December 31, 2012	(6,092)	(6,092)
Total Shareholders’ Equity	107,961	110,144
Total Liabilities and Shareholders’ Equity	$1,210,502	$1,178,254
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$8,973	$9,995	$27,291	$30,238
Securities:
U.S. Government agencies and corporations	908	1,145	2,616	3,686
State and political subdivisions	301	289	887	867
Other debt and equity securities	115	69	337	210
Federal funds sold and short-term investments	7	8	23	27
Total interest income	10,304	11,506	31,154	35,028
Interest Expense
Deposits	1,200	1,450	3,685	4,608
Federal Home Loan Bank advances	158	214	469	641
Short-term borrowings	—	—	1	—
Junior subordinated debentures	171	179	511	528
Total interest expense	1,529	1,843	4,666	5,777
Net Interest Income	8,775	9,663	26,488	29,251
Provision for Loan Losses (Note 6)	950	1,875	3,350	5,442
Net interest income after provision for loan losses	7,825	7,788	23,138	23,809
Noninterest Income
Investment and trust services	363	375	1,178	1,190
Deposit service charges	923	994	2,608	2,858
Other service charges and fees	820	762	2,459	2,314
Income from bank owned life insurance	174	167	512	501
Other income (loss)	(218)	214	335	614
Total fees and other income	2,062	2,512	7,092	7,477
Securities gains, net (Note 5)	—	46	178	46
Gains on sale of loans	374	364	1,617	916
Gain (loss) on sale of other assets, net	30	31	(17)	(68)
Total noninterest income	2,466	2,953	8,870	8,371
Noninterest Expense
Salaries and employee benefits	4,200	4,228	13,451	12,233
Furniture and equipment	1,076	1,434	3,159	3,704
Net occupancy	564	531	1,701	1,664
Professional fees	337	414	1,413	1,473
Marketing and public relations	300	312	938	954
Supplies, postage and freight	228	275	809	783
Telecommunications	164	191	501	536
Ohio franchise tax	304	304	914	927
FDIC assessments	293	346	773	1,132
Other real estate owned	155	107	280	414
Loan and collection expense	268	394	1,030	1,051
Other expense	412	142	1,235	1,398
Total noninterest expense	8,301	8,678	26,204	26,269
Income before income tax expense	1,990	2,063	5,804	5,911
Income tax expense	471	538	1,349	1,443
Net Income	1,519	1,525	4,455	4,468
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes of ($1,197) and $111 for the quarter ended and ($3,110) and $93 for the nine months ended, respectively	(2,324)	215	(6,038)	180
Minimum pension liability adjustment, net of taxes during the period	—	—	—	—
Less: reclassification adjustments for securities' gains realized in net income, net of taxes of $0 and $16 for the quarter ended and $60 and $16 for the nine months ended, respectively	—	31	117	31
Total other comprehensive income (loss), net of taxes	(2,324)	184	(6,155)	149
Comprehensive income (loss)	(805)	1,709	(1,700)	4,617
Dividends and accretion on preferred stock	109	319	483	956
Net Income Available to Common Shareholders	$1,410	$1,206	$3,972	$3,512

Net Income Per Common Share (Note 2)
Basic	$0.15	$0.15	$0.44	$0.44
Diluted	0.15	0.15	0.44	0.44
Dividends declared	0.01	0.01	0.03	0.03

Average Common Shares Outstanding
Basic	9,303,702	7,944,354	8,940,213	7,937,781
Diluted	9,323,657	7,949,118	8,957,180	7,941,990
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					4,468			4,468
Other comprehensive loss, net of tax:						149		149
Share-based compensation				229				229
Restricted shares granted (62,105 shares)			62	(62)				—
Repurchase of warrants		(146)		(714)				(860)
Preferred dividends and accretion of discount	11				(956)			(945)
Common dividends declared, $.03 per share					(237)			(237)
Balance, September 30, 2012	25,133	—	8,273	39,060	47,355	2,350	(6,092)	116,079

Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					4,455			4,455
Other comprehensive income, net of tax:						(6,155)		(6,155)
Share-based compensation				225				225
Issuance of common stock (1,359 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733 shares)	(9,701)				8			(9,693)
Preferred dividends and accretion of discount	8				(491)			(483)
Common dividends declared, $.03 per share					(265)			(265)
Balance, September 30, 2013	9,122	—	9,632	47,740	52,474	(4,915)	(6,092)	107,961
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Operating Activities
Net income	$4,455	$4,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,350	5,442
Depreciation and amortization	771	860
Amortization of premiums and discounts	1,749	1,580
Amortization of intangibles	102	102
Amortization of loan servicing rights	144	193
Amortization of deferred loan fees	(129)	(230)
Federal deferred income tax expense (benefit)	665	(55)
Securities gains, net	(178)	(46)
Share-based compensation expense	225	229
Loans originated for sale	(85,753)	(56,444)
Proceeds from sales of loan originations	92,895	57,428
Net gain from loan sales	(1,617)	(916)
Net loss on sale of other assets	17	68
Net increase (decrease) in accrued interest receivable and other assets	229	509
Net increase (decrease) in accrued interest payable, taxes and other liabilities	1,113	(834)
Net cash provided by operating activities	18,038	12,354
Investing Activities
Proceeds from sales of available-for-sale securities	2,272	5,050
Proceeds from maturities of available-for-sale securities	57,553	98,185
Purchase of available-for-sale securities	(82,258)	(113,866)
Net increase in loans made to customers	(12,294)	(48,103)
Proceeds from the sale of other real estate owned	868	760
Purchase of bank premises and equipment	(382)	(845)
Proceeds from sale of bank premises and equipment	15	—
Net cash (used in) investing activities	(34,226)	(58,819)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	(23)	16,372
Net increase in savings, money market and interest-bearing demand	14,271	22,636
Net increase (decrease) in certificates of deposit	18,405	(8,379)
Net increase in short-term borrowings	528	761
Proceeds from Federal Home Loan Bank advances	196	30,000
Payment of Federal Home Loan Bank advances	(10)	(25,003)
Purchase of Warrants	—	(860)
Dividends paid	(748)	(1,182)
Net cash provided by financing activities	32,619	34,345
Net increase in cash and cash equivalents	16,431	(12,120)
Cash and cash equivalents, January 1	30,659	40,647
Cash and cash equivalents, September 30	$47,090	$28,527
Supplemental cash flow information
Interest paid	$4,744	$5,937
Income taxes paid	1,825	1,291
Transfer of loans to other real estate owned	633	1,004
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
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnote disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of the Corporation’s management (“Management”), are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2013, are not necessarily indicative of the results which may be expected for a full year.
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
Segment Information
The Corporation’s activities are considered to be a single industry segment for financial reporting purposes. The Corporation is a financial holding company engaged in the business of commercial and retail banking, investment management and trust services, title insurance, and insurance with operations conducted through its main office and banking centers located throughout Lorain, Erie, Cuyahoga, Summit, and Franklin counties of Ohio. This market provides the source for substantially all of the Bank’s deposit and loan and trust activities. The majority of the Bank’s income is derived from a diverse base of commercial, mortgage and retail lending activities and investments.
Statement of Cash Flows
For purposes of reporting in the Consolidated Statements of Cash Flows, cash and cash equivalents include currency on hand, amounts due from banks, Federal funds sold, and securities purchased under resale agreements. Generally, Federal funds sold and securities purchased under resale agreements are for one day periods.
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of September 30, 2013 and December 31, 2012, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of September 30, 2013 and December 31, 2012, the Corporation did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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
Mortgage Banking
The Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline”. A pipeline loan is one that will be held for resale in which the Corporation has entered into a written mortgage loan commitment with a potential borrower. Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling interest rate environments where a borrower abandons an interest rate lock loan commitment, when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons.
Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into mandatory forward sales contracts.
The Corporation's mortgage loans held for sale are subject to changes in fair value, due to changes in interest rates from the loan's closing date through the date the mortgage loan is sold in the secondary market. The fair value of the mortgage loan declines in value when interest rates increase and conversely increases in value when interest rates decrease. To mitigate the risk of changes in interest rates, the Corporation enters into mandatory forward sales contracts on a portion of the mortgage loans held for sale to provide an economic hedge against those changes in fair value. The mandatory forward sales contracts are recorded at fair value with changes in value recorded in current earnings.

Derivative Instruments and Hedging Activities
The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging, and are recorded as either other assets or other liabilities at fair value. The Corporation engages in Back-to-Back swaps to mitigate its exposure to rising interest rates. A Back-to-Back swap provides that a customer receives a fixed interest rate commercial loan and the Corporation subsequently converts that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty based on a London Inter-Bank Offered Rate index. The Corporation then receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment stream. Based upon accounting guidance each swap is accounted for as a stand-alone derivative and designated as a fair value hedge with any changes in fair value presented in current earnings.
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

Share-Based Compensation
The Corporation’s stock based compensation plans are described in detail in Note 13 (Share-Based Compensation). Compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.
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
Recent Financial Accounting Pronouncements
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements but requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of this ASU also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this ASU did not have a material impact on the Corporation's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Corporation's consolidated financial statements.

(2)    Earnings Per Common Share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the quarter and year-to-date. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effects of dilutive stock options and warrants outstanding during quarter and year-to-date. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	9,303,702	7,944,354	8,940,213	7,937,781
Dilutive effect of stock options	19,955	4,764	16,967	4,209
Weighted average shares outstanding used in Diluted Earnings Per Common Share	9,323,657	7,949,118	8,957,180	7,941,990
Net Income	$1,519	$1,525	$4,455	$4,468
Preferred stock dividend and accretion	109	319	483	956
Income Available to Common Shareholders	$1,410	$1,206	$3,972	$3,512
Basic Earnings Per Common Share	$0.15	$0.15	$0.44	$0.44
Diluted Earnings Per Common Share	$0.15	$0.15	$0.44	$0.44

For the three and nine month periods ended September 30, 2013 and 2012, approximately 194,500 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3)    Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Corporation considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

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

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	875	773
Carrying value of core deposit intangibles	$492	$594

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2013 and December 31, 2012 follows:

	At September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$72,099	$—	$(5,220)	$66,879
Mortgage backed securities	95,625	1,494	(1,307)	95,812
Collateralized mortgage obligations	14,592	256	(197)	14,651
State and political subdivisions	32,624	1,254	(614)	33,264
Preferred Securities	4,684	—	—	4,684
Total Securities	$219,624	$3,004	$(7,338)	$215,290

	At December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$102	$—	$36,970
Mortgage backed securities	109,440	2,589	(328)	111,701
Collateralized mortgage obligations	22,483	398	—	22,881
State and political subdivisions	29,980	2,241	(10)	32,211
Total Securities	$198,771	$5,330	$(338)	$203,763

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at September 30, 2013 is provided in the following table. Mortgage backed securities and collaterlized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At September 30, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$20,298	$19,639
Due from one year to five years	57,534	54,482
Due from five years to ten years	25,488	24,649
Due after ten years	6,087	6,057
Mortgage backed securities and collateralized mortgage obligations	110,217	110,463
	$219,624	$215,290

The following table shows the proceeds from sales of available-for-sale securities for the nine months ended September 30, 2013 and 2012. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	September 30,
	2013	2012
	(Dollars in thousands)
Gross realized gains	$178	$46
Gross realized losses	—	—
Net Securities Gains	$178	$46
Proceeds from the sale of available for sale securities	$2,272	$5,050
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $158,485 and $150,197 at September 30, 2013 and December 31, 2012, respectively.
The following is a summary of securities that had unrealized losses at September 30, 2013 and December 31, 2012. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At September 30, 2013, the Corporation held 52 securities with unrealized losses totaling $7,338. At December 31, 2012, there were 12 securities with unrealized losses totaling $338. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$66,879	$(5,220)	$—	$—	$66,879	(5,220)
Mortgage backed securities	$43,533	$(1,020)	$12,979	$(287)	$56,512	(1,307)
Collateralized mortgage obligations	6,665	(197)	—	—	6,665	(197)
State and political subdivisions	9,727	(614)	—	—	9,727	(614)
Total	$126,804	$(7,051)	$12,979	$(287)	$139,783	$(7,338)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage backed securities	$44,491	$(328)	$—	$—	$44,491	$(328)
State and political subdivisions	1,062	(10)	—	—	1,062	(10)
Total	$45,553	$(338)	$—	$—	$45,553	$(338)

On a quarterly basis, the Corporation performs a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment ("OTTI") exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. For debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the individual security. If the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. If a credit loss is present, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income.
Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized. The Corporation held no equity securities as of September 30, 2013.
The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.
Management does not believe that the investment securities that were in an unrealized loss position as of September 30, 2013 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

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

Activity in the allowance for loan losses by segment for the nine months ended September 30, 2013 and 2012 are summarized as follows:

Nine Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(1,475)	(120)	(679)	(1,439)	(555)	(181)	(4,449)
Recoveries	584	7	277	60	276	49	1,253
Provision charged to expense	(33)	(246)	281	2,530	660	158	3,350
Balance, end of year	$10,462	$476	$1,438	$3,508	$1,611	$296	$17,791

Three Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815
Losses charged off	(630)	—	(35)	(410)	(196)	(83)	(1,354)
Recoveries	83	2	178	5	104	8	380
Provision charged to expense	585	36	(311)	405	122	113	950
Balance, end of year	$10,462	$476	$1,438	$3,508	$1,611	$296	$17,791

As of September 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,462	$79	$6	$—	$—	$—	$1,547
Collectively evaluated for impairment	9,000	397	1,432	3,508	1,611	296	16,244
Total ending allowance balance	$10,462	$476	$1,438	$3,508	$1,611	$296	$17,791
Loans:
Individually evaluated for impairment	$20,148	$588	$1,670	$1,107	$191	$152	$23,856
Collectively evaluated for impairment	383,883	79,225	63,727	121,178	206,158	13,273	867,444
Total ending loans balance	$404,031	$79,813	$65,397	$122,285	$206,349	$13,425	$891,300

Nine Months Ended September 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(2,057)	(213)	(1,267)	(851)	(738)	(252)	(5,378)
Recoveries	39	24	86	31	244	36	460
Provision charged to expense	3,064	(466)	1,551	661	615	17	5,442
Balance, end of year	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587

Three Months Ended September 30, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$11,396	$840	$1,716	$2,146	$985	$217	$17,300
Losses charged off	(738)	(48)	(292)	(296)	(161)	(146)	(1,681)
Recoveries	9	4	3	16	54	7	93
Provision charged to expense	1,093	(42)	274	264	134	152	1,875
Balance, end of year	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587

As of September 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,525	$69	$2	$—	$—	$—	$2,596
Collectively evaluated for impairment	9,235	$685	$1,699	$2,130	$1,012	$230	14,991
Total ending allowance balance	$11,760	$754	$1,701	$2,130	$1,012	$230	$17,587
Loans:
Individually evaluated for impairment	$25,310	$340	$1,179	$—	$—	$—	$26,829
Collectively evaluated for impairment	386,614	71,582	67,370	125,108	195,358	12,854	858,886
Total ending loans balance	$411,924	$71,922	$68,549	$125,108	$195,358	$12,854	$885,715

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at September 30, 2013 was 2.05% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.39% and 0.13% of total loans at September 30, 2013, respectively. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively. Information regarding delinquent loans as of September 30, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans as of September 30, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$20	$50	$9,610	$9,680	$394,351	$404,031	$—
Commercial	1,567	109	234	1,910	77,903	79,813	—
Residential real estate	377	586	2,587	3,550	61,847	65,397	—
Home equity loans	1,094	362	1,065	2,521	119,764	122,285	—
Indirect	225	59	41	325	206,024	206,349
Consumer	191	—	109	300	13,125	13,425	—
Total	$3,474	$1,166	$13,646	$18,286	$873,014	$891,300	$—

Age Analysis of Past Due Loans as of December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,681	$1,004	$12,398	$17,083	$396,922	$414,005	$—
Commercial	—	—	376	376	68,329	68,705	—
Residential real estate	394	1,094	2,827	4,315	60,668	64,983	184
Home equity loans	630	494	1,510	2,634	120,196	122,830	—
Indirect	645	227	69	941	198,983	199,924
Consumer	26	40	123	189	11,912	12,101	—
Total	$5,376	$2,859	$17,303	$25,538	$857,010	$882,548	$184

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

Impaired loans for the Period Ended September 30, 2013 and December 31, 2012 are as follows:

	At September 30, 2013			Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$14,625	$19,617	$—	$16,127	$16,667
Commercial	245	298	—	203	167
Residential real estate	1,613	1,801	—	1,802	1,800
Home equity loans	1,107	1,518	—	897	669
Indirect	191	293	—	208	129
Consumer	152	203	—	113	87
With allowance recorded:
Commercial real estate	5,523	8,842	1,462	5,139	5,781
Commercial	343	343	79	342	396
Residential real estate	57	154	6	29	60
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$23,856	$33,069	$1,547	$24,860	$25,756

	At December 31, 2012			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$7,204	$9,246
Commercial	138	138	—	164	269
Residential real estate	1,610	1,686	—	966	1,052
Home equity loans	398	398	—	—	—
Indirect	—	—	—	—	—
Consumer	61	61	—	—	—
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	19,502	19,376
Commercial	459	459	209	159	216
Residential real estate	181	1,452	15	85	79
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$26,167	$34,156	$1,673	$28,080	$30,238

*impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $386 for the TDR loans at September 30, 2013.
The following table summarizes the loans that were modified as a TDR during the period ended September 30, 2013 and 2012.

		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Recorded Investment			Recorded Investment
	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At September 30, 2013	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At September 30, 2013
Commercial	—	$—	—	—	4	$110	$104	$104
Residential real estate	1	$46	$42	$42	3	$189	$174	$174
Home equity loans	5	$320	$277	$277	21	$1,006	$753	$753
Indirect Loans	3	$31	$31	$31	35	$380	$303	$303
Consumer Loans	2	$27	$27	$27	2	$27	$27	$27

		Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Recorded Investment			Recorded Investment
	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At September 30, 2012	Number of Contracts	Pre-Modification Outstanding	Post-Modification Outstanding	At September 30, 2012
Commercial real estate	—	$—	$—	$—	4	$2,861	$2,861	$2,861
There were no loans modified in a TDR that subsequently defaulted during the twelve months periods ended September 30, 2013 and 2012 respectively (i.e., 90 days or more past due following a modification).
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

The OCC regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower.
The Corporation had approximately $638 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Nonaccrual Loans
Nonaccrual loan balances at September 30, 2013 and December 31, 2012 are as follows:

Loans On Non-Accrual Status	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$13,630	$16,349
Commercial	355	472
Residential real estate	5,335	5,622
Home equity loans	4,798	4,293
Indirect	486	711
Consumer	372	349
Total Nonaccrual Loans	$24,976	$27,796
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for September 30, 2013 and December 31, 2012:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of September 30, 2013 and December 31, 2012:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	September 30, 2013
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$74	$—	$—	$—	$—	$74
Grade 2 — Modest	—	37	—	—	—	—	37
Grade 3 — Better than average	866	—	—	—	—	—	866
Grade 4 — Average	27,181	866	616	—	—	—	28,663
Grade 5 — Acceptable	343,587	75,332	5,552	—	—	—	424,471
Total Pass Credits	371,634	76,309	6,168	—	—	—	454,111
Grade 6 — Special mention	10,671	3,149	37	—	—	—	13,857
Grade 7 — Substandard	21,726	355	568	—	—	—	22,649
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	404,031	79,813	6,773	—	—	—	490,617
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	55,131	119,764	206,024	13,125	394,044
30-59 days past due loans not internally risk graded	—	—	377	1,094	225	191	1,887
60-89 days past due loans not internally risk graded	—	—	586	362	59	—	1,007
90+ days past due loans not internally risk graded	—	—	2,530	1,065	41	109	3,745
Total loans not internally credit risk graded	—	—	58,624	122,285	206,349	13,425	400,683
Total loans internally and not internally credit risk graded	$404,031	$79,813	$65,397	$122,285	$206,349	$13,425	$891,300

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

(7)    Deposits
Deposit balances are summarized as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Demand and other noninterest-bearing	$139,871	$139,894
Interest checking	168,955	155,248
Savings	124,033	119,247
Money market accounts	98,570	102,792
Consumer time deposits	379,948	386,549
Public time deposits	120,868	95,862
Total deposits	$1,032,245	$999,592

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $285,550 and $253,464 at September 30, 2013 and December 31, 2012, respectively.
The maturity distribution of certificates of deposit as of September 30, 2013 are as follows:

September 30, 2013
(Dollars in thousands)
0-12 months	$343,084
12-24 months	113,109
24-36 months	26,745
36-48 months	13,599
48-60 months	4,279
Total	$500,816

(8)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2013, the Bank had pledged approximately $86,886 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,443. No amounts were outstanding under the line of credit at September 30, 2013 or December 31, 2012. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution. No amounts were outstanding under this line of credit at September 30, 2013 and December 31, 2012.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At September 30, 2013 and December 31, 2012, the outstanding balance of securities sold under repurchase agreements totaled $1,643 and $1,115, respectively. No Federal funds were purchased as of September 30, 2013 and December 31, 2012.

(9)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,658 and $46,508 at September 30, 2013 and December 31, 2012 respectively. All advances were bullet maturities with no call features. At September 30, 2013, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $87,827 and $18,274, respectively. The maximum borrowing capacity of the Bank at September 30, 2013 was $75,227. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at September 30, 2013 and December 31, 2012.
Maturities of FHLB advances outstanding at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$8	$15
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(850)	(1,007)
Total FHLB advances	$46,658	$46,508

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

At September 30, 2013, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$8	3.55%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,508	0.87%
Restructuring prepayment penalty	(850)
Total	$46,658

(10)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10.0 million of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2013 were 1.73% and 6.64% for Trust I and Trust II, respectively. At September 30, 2013 and December 31, 2012, accrued interest payable for Trust I was $5 and $19 and for Trust II was $21 and $21, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

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

A summary of the contractual amount of commitments at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit	$115,615	$74,206
Home equity lines of credit	87,652	81,041
Standby letters of credit	8,548	8,685
Total	$211,815	$163,932
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

•
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market, checking and interest-bearing checking, is equal to the amount payable on demand as of September 30, for each period presented. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. For variable rate certificates of deposit, the carrying amount is a reasonable estimate of fair value.

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

•
The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of September 30, 2013 and December 31, 2012.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013					December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$47,090	$47,090	$47,090	$—	$—	$30,659	$30,659
Securities	215,290	215,290	—	210,606	4,684	203,763	203,763
Restricted stock	5,741	5,741	—	5,741	—	5,741	5,741
Portfolio loans, net	873,509	870,304	—	—	870,304	864,911	868,716
Loans held for sale	2,110	2,123	—	2,123	—	7,634	7,891
Accrued interest receivable	3,750	3,750	—	3,750	—	3,726	3,726
Financial liabilities
Deposits:
Demand, savings and money market	531,429	526,228	—	526,228	—	517,181	511,665
Certificates of deposit	500,816	502,660	—	502,660	—	482,411	485,394
Short-term borrowings	1,643	1,643	—	1,643	—	1,115	1,115
Federal Home Loan Bank advances	46,658	46,851	—	46,851	—	46,508	46,828
Junior subordinated debentures	16,238	15,375	—	15,375	—	16,238	17,197
Accrued interest payable	804	804	—	804	—	882	882
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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$66,879	$—	$66,879	$—
Mortgage backed securities	95,812	—	95,812	—
Collateralized mortgage obligations	14,651	—	14,651	—
State and political subdivisions	33,264	—	33,264	—
Preferred Securities	4,684	—	—	4,684
Total	$215,290	$—	$210,606	$4,684
Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$36,970	$—	$36,970	$—
Mortgage backed securities	111,701	—	111,701	—
Collateralized mortgage obligations	22,881	—	22,881	—
State and political subdivisions	32,211	—	32,211	—
Total	$203,763	$—	$203,763	$—

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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the periods ended September 30, 2013 and December 31, 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

September 30, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$24,976	$24,976
Other real estate	—	—	951	951
Total assets at fair value on a nonrecurring basis	$—	$—	$25,927	$25,927

December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$27,796	$27,796
Other real estate	—	—	1,366	1,366
Total assets at fair value on a nonrecurring basis	$—	$—	$29,162	$29,162

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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$24,976	Discounted cash flow Appraisal of collateral	Appraisal adjustments Risk premium rate Discount rate
Other real estate	951	Appraisal of collateral	Appraisal adjustments
Preferred Securities	4,684	Fair value measurements obtained from an independent pricing service - Income Approach	Market spreads, credit rating collateral type, and other relevant contractual features

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the three and nine months ended September 30, 2013.

(13)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of September 30, 2013 were stock options granted in 2007, 2008, 2009, 2012 and 2013 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the nine months ended September 30, 2013, the Corporation granted 137,363 stock options to certain employees. All outstanding stock options were granted at an excercise price equal to the fair market value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $52, and $9 for the nine months ended September 30, 2013 and 2012, respectively.
The following table summarizes the Corporation's stock options outstanding at September 30, 2013:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	8.16	14,167	$5.38
$9.07-$9.56	137,363	9.66	—	—
$14.47	82,000	4.35	82,000	14.47
$15.35-$16.50	52,500	3.46	52,500	15.78
$19.10	30,000	2.34	30,000	19.10
$19.17	30,000	1.34	30,000	19.17
Outstanding at end of period	369,363	5.39	208,667	16.12

A summary of the status of stock options at September 30, 2013 and 2012 is presented in the table below:

	2013		2012
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	232,000	14.50	197,000	16.12
Granted	137,363	9.18	35,000	$5.39
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	369,363	12.52	232,000	14.50
Exercisable at end of period	208,667	15.52	197,000	16.12

There were no options exercised during the nine months of 2013 therefore the total intrinsic value of options exercised was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on September 30, 2013 was $9.40.

For the third quarter 2013, the per share weighted-average fair value of stock options granted was $2.35 compared to $0 for the third quarter 2012. The per share weighted-average fair value of stock options granted during the nine months of 2013 and 2012 was $2.15 and $1.22, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
Dividend Yield	3.03%	—%	3.07%	3.38%
Expected volatility	32.54%	—%	32.60%	33.00%
Risk-free interest rate	1.98%	—%	1.37%	1.27%

Restricted Shares

The Corporation did not issue long term restricted shares during the nine months ended September 30, 2013. In 2012, the Corporation issued 62,105 shares of long-term restricted shares. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the nine months ended September 30, 2013 and 2012 was $173, and $220 respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at September 30, 2013 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	143,031	$5.07
Granted	—	—
Vested	(52,499)	4.68
Forfeited or expired	—	—
Nonvested at September 30, 2013	90,532	5.29
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the nine months ended September 30, 2013, was $10 and for 2012 was $2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the nine months ended September 30, 2013. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2012 and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
Summary (Dollars in thousands, except per share data)
The Corporation is a bank holding company headquartered in Lorain, Ohio, deriving substantially all of its revenue from the Bank. The Corporation provides a range of products and services to commercial customers and the community, and currently operates 20 banking centers throughout Lorain, Erie, Cuyahoga, Franklin, and Summit counties in Ohio.
Net income for the third quarter 2013 was $1,519 compared to $1,525 for the same period one year ago. Net income available to common shareholders for the third quarter 2013 was $1,410, or $0.15 per diluted common share compared to $1,206, or $0.15 for the third quarter 2012.
Net income for the nine months ended September 30, 2013 was $4,455 compared to $4,468 for the nine months ended September 30, 2012. Net income available to common shareholders for the nine months ended September 30, 2013 was $3,972, or $0.44 per diluted common share compared to $3,512, or $0.44, for the nine months ended September 30, 2012.
Net interest income on a fully taxable equivalent (FTE) basis for the third quarter 2013 was $8,934, a decrease of 8.9%, compared to $9,808 for the third quarter 2012. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the third quarter 2013 was 3.13% compared to 3.46% for the third quarter 2012.
The provision for loan losses was $950 for the quarter ended September 30, 2013 compared to $1,875 for the quarter ended September 30, 2012. See Note 6: Loans and Allowance for Loan Losses for further details.
Noninterest income was $2,466 for the third quarter 2013 compared to $2,953 for the prior-year third quarter. This 16.5% decrease was driven primarily by a decline in mortgage originations and refinances due largely to increasing interest rates. As mortgage originations and refinances declined, primarily due to interest rate volatility, the fair value of the interest rate lock decreased substantially resulting in a mark-to-market loss of $273. Noninterest income for the nine months ended September 30, 2013 was $8,870, up $499, or 6.0%, from the same nine month period in 2012. For the nine months ended September 30, 2013, the gain on the sale of loans was $1,617, an increase of 76.5%, or $701, compared to $916 for the nine months ended September 30, 2012.
Noninterest expense of $8,301 for the third quarter 2013 decreased $377, or 4.3%, compared to $8,678, for the same period one year ago. The decrease in noninterest expense was mainly attributable to a decrease of $358, or 25.0%, in furniture and equipment, as the Corporation has utilized its new technology to be more efficient in all aspects of the business.
During the third quarter 2013, loan demand increased slightly as total portfolio loans ended the quarter at $891,300, a 1.0% increase compared to $882,548 at December 31, 2012. Total assets for the third quarter 2013 ended at $1,210,502 compared to $1,178,254 at December 31, 2012, an increase of $32,248, or 2.7%. Total deposits grew to $1,032,245 at September 30, 2013, an increase of 3.3%, from $999,592 at December 31, 2012.
The Corporation continued its efforts to reduce the level of problem loans and their associated costs. The Corporation’s non-performing loans totaled $24,976 at September 30, 2013, or 2.80% of total loans, a decrease from $27,796, or 3.15% of total loans, at December 31, 2012, and a decrease from $32,584, or 3.68%, from the third quarter 2012.
The allowance for possible loan losses was $17,791 at September 30, 2013 compared to $17,637 at December 31, 2012, and 2.00% of total loans compared to 2.00% at December 31, 2012. Annualized net charge-offs to average loans at September 30, 2013 was 0.44% compared to 0.77% at December 31, 2012 and 0.72% at September 30, 2012.

Results of Operations (Dollars in thousands except per share data)
Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$189,449	$953	2.00%	$201,284	$1,145	2.26%
State and political subdivisions	32,780	432	5.23	31,869	414	5.17
Federal funds sold and short-term investments	14,673	7	0.19	9,170	8	0.36
Restricted stock	5,741	69	4.80	5,741	69	4.80
Commercial loans	484,063	5,395	4.42	483,226	5,946	4.89
Residential real estate loans	49,718	634	5.06	56,955	792	5.53
Home equity lines of credit	107,579	1,027	3.79	108,931	1,071	3.91
Installment loans	246,692	1,946	3.13	231,489	2,207	3.79
Total Earning Assets	$1,130,695	$10,463	3.67%	$1,128,665	$11,652	4.11%
Allowance for loan loss	(18,028)			(17,436)
Cash and due from banks	35,772			25,984
Bank owned life insurance	19,018			18,262
Other assets	46,045			46,950
Total Assets	$1,213,502			$1,202,425
Liabilities and Shareholders’ Equity:
Consumer time deposits	$432,751	$1,001	0.92%	$442,940	$1,235	1.11%
Public time deposits	69,847	123	0.70	48,484	107	0.88
Savings deposits	123,328	11	0.03	112,272	19	0.07
Money market accounts	104,443	45	0.17	105,211	49	0.18
Interest-bearing demand	166,568	20	0.05	163,404	41	0.10
Short-term borrowings	1,735	—	0.05	1,214	—	—
FHLB advances	46,636	158	1.35	49,442	214	1.72
Trust preferred securities	16,328	171	4.15	16,301	179	4.37
Total Interest-Bearing Liabilities	$961,636	$1,529	0.63%	$939,268	$1,844	0.78%
Noninterest-bearing deposits	139,212			143,719
Other liabilities	4,629			3,772
Shareholders’ Equity	108,025			115,666
Total Liabilities and Shareholders’ Equity	$1,213,502			$1,202,425
Net interest Income (FTE)		$8,934	3.13%		$9,808	3.46%
Taxable Equivalent Adjustment		(159)	(0.05)		(144)	(0.05)
Net Interest Income Per Financial Statements		$8,775			$9,664
Net Yield on Earning Assets			3.08%			3.41%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 77% of the Corporation’s revenues for the three months ended September 30, 2013. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,775 for the third quarter 2013 compared to $9,663 during the same quarter of 2012, a decrease of 9.2%, primarily due to the low interest rate environment. Adjusting for tax-exempt income, net interest income FTE for the third quarter of 2013 and 2012 was $8,934 and $9,808, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.13% for the three months ended September 30, 2013 compared to 3.46% for the three months ended September 30, 2012.
Average earning assets for the third quarter of 2013 were $1,130,695, a slight increase of $2,030, compared to $1,128,665 for the third quarter of last year. The yield on average loans during the third quarter of 2013 was 4.02%, which was 50 basis points lower than the yield on average loans during the third quarter of 2012 of 4.52%. Interest income from securities was $1,385 (FTE) for the three months ended September 30, 2013, compared to $1,559 during the third quarter of 2012. The yield on average securities was 2.47% and 2.66% for these periods, respectively. An increase in pre-payments in the mortgage backed securities portfolio was the primary cause for the decrease noted in yield.
The cost of interest-bearing liabilities was 0.63% during the third quarter of 2013 compared to 0.78% during the same period in 2012. This decrease is primarily due to the sustained low interest rate environment. Noninterest-bearing accounts were $139,212, a decrease of 3.1%, compared to $143,719 for the same period a year ago. Total average interest-bearing liabilities of $961,636 for the quarter ended September 30, 2013 increased $22,368, or 2.4%, compared to the quarter ended September 30, 2012. The average cost of trust preferred securities was 4.15% for the third quarter of 2013, compared to 4.37% for the third quarter of 2012. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64% and the other half accrued dividends at LIBOR plus 1.48% which was 1.73% as of September 30, 2013.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2013 and September 30, 2012. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(60)	$(132)	$(192)
State and political subdivisions	12	6	18
Federal funds sold and short-term investments	3	(4)	(1)
Restricted stock	—	—	—
Commercial loans	9	(560)	(551)
Residential real estate loans	(92)	(66)	(158)
Home equity lines of credit	(12)	(32)	(44)
Installment loans	120	(381)	(261)
Total Interest Income	(20)	(1,169)	(1,189)
Consumer time deposits	(24)	(210)	(234)
Public time deposits	(3)	19	16
Savings deposits	1	(9)	(8)
Money market accounts	—	(4)	(4)
Interest-bearing demand	—	(21)	(21)
Short-term borrowings	—	—	—
FHLB advances	(10)	(46)	(56)
Trust preferred securities	—	(8)	(8)
Total Interest Expense	(36)	(279)	(315)
Net Interest Income (FTE)	$16	$(890)	$(874)

Net interest income (FTE) for the third quarter 2013 and 2012 was $8,934 and $9,808, respectively. Interest income (FTE) for the third quarter of 2013 decreased $874 in comparison to the same period in 2012. This decrease is primarily attributable to a decrease of $890 due to rate, strong competition for new loan growth has driven down the pricing on both commercial and indirect loans. The decrease in rates was offset by a $16 increase due to volume. Interest income on securities of U.S. Government agencies and corporations decreased $192, of which $132 is attributable to rate and $60 is attributable to volume. Lower market interest rates have increased the number of agency securities being called. In addition, federal programs promoting the refinance of residential mortgages have increased paydowns on mortgage-backed securities, resulting in a decrease in yield and the reinvestment of funds at lower market interest rates.
Interest income on commercial loans decreased $551. This decrease is primarily attributable to the low interest rate environment, with a decrease in rate of $560, which was offset by an increase in volume of $9. Interest income on installment loans decreased $261, with a decrease in rate of $381, which was offset by an increase in volume of $120. The decrease was the result of the continued lower interest rate environment and the competitive nature of indirect lending.
The $234 decrease in consumer time deposits was due primarily to lower market interest rates as existing accounts continued to renew at favorable lower market interest rates. Total interest expense decreased $315, with the decrease being attributable to a $279 decrease due to rate and a decrease due to volume of $36.

Table 3: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 3 presents the condensed consolidated average balance sheets for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$186,145	$2,745	1.97%	$195,682	$3,686	2.52%
State and political subdivisions	32,755	1,270	5.17	31,826	1,242	5.21
Federal funds sold and short-term investments	16,785	23	0.18	12,877	27	0.28
Restricted stock	5,741	208	4.83	5,741	210	4.89
Commercial loans	488,225	16,385	4.49	481,602	17,802	4.94
Residential real estate loans	52,015	1,997	5.13	55,169	2,234	5.41
Home equity lines of credit	107,316	3,067	3.82	108,108	3,229	3.99
Installment loans	241,700	5,935	3.28	224,111	7,058	4.21
Total Earning Assets	$1,130,682	$31,630	3.74%	$1,115,116	$35,488	4.25%
Allowance for loan loss	(17,909)			(17,365)
Cash and due from banks	36,180			31,542
Bank owned life insurance	18,850			18,094
Other assets	46,536			47,699
Total Assets	$1,214,339			$1,195,086
Liabilities and Shareholders’ Equity:
Consumer time deposits	$436,761	$3,079	0.94%	$429,675	$3,929	1.22%
Public time deposits	66,596	367	0.74	68,475	306	0.60
Savings deposits	122,541	38	0.04	109,216	81	0.10
Money market accounts	106,234	131	0.16	106,067	152	0.19
Interest-bearing demand	164,865	70	0.06	162,333	141	0.12
Short-term borrowings	1,650	1	0.10	889	—	0.07
FHLB advances	46,584	469	1.35	48,003	641	1.78
Trust preferred securities	16,323	511	4.18	16,318	527	4.32
Total Interest-Bearing Liabilities	$961,554	$4,666	0.66%	$940,976	$5,777	0.82%
Noninterest-bearing deposits	138,763			135,018
Other liabilities	4,344			4,056
Shareholders’ Equity	109,678			115,036
Total Liabilities and Shareholders’ Equity	$1,214,339			$1,195,086
Net interest Income (FTE)		$26,964	3.19%		$29,711	3.56%
Taxable Equivalent Adjustment		(476)	(0.06)		(460)	(0.05)
Net Interest Income Per Financial Statements		$26,488			$29,251
Net Yield on Earning Assets			3.13%			3.51%

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012 Net Interest Income Comparison
Net interest income accounted for 74% of the Corporation's revenues for the nine months ended September 30, 2013. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation's actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $26,488 for the nine months of 2013 compared to $29,251 during the same period of 2012. Adjusting for tax-exempt income, net interest income FTE, for the nine months of 2013 and 2012 was $26,964 and $29,711, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.19% for the nine months ended September 30, 2013 compared to 3.56% for the nine months ended September 30, 2012. This decrease is mainly attributable to the lower interest rate environment which continued to apply downward pressure on the Corporation's yield on its investment portfolio and, as a result, negatively impacted the net interest margin.
Average earning assets for the nine months of 2013 were $1,130,682. This was an increase of $15,566, or 1.4%, compared to the same period last year. Due in part to the extended period of lower market interest rates that continued through the nine months of 2013, the yield on average earning assets was 3.74% in the nine months of 2013 compared to 4.25% for the same period last year. The yield on average loans during the nine months of 2013 was 4.12%. This was 54 basis points lower than that of the nine months of 2012 at 4.66%. Interest income from securities was $4,015 (FTE) for the nine months ended September 30, 2013, compared to $4,928 during the same period of 2012. The yield on average securities was 2.45% and 2.89% for these periods, respectively.
The cost of interest-bearing liabilities was 0.66% during the nine months of 2013 compared to 0.82% during the same period in 2012. Total average interest-bearing liabilities as of September 30, 2013 increased $20,578, or 2.2%. The average cost of trust preferred securities was 4.18% for the nine months of 2013, compared to 4.32% for the same period of 2012.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the nine months ended September 30, 2013 and September 30, 2012. The table is presented on a fully tax-equivalent basis.

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(141)	$(800)	$(941)
State and political subdivisions	36	(8)	28
Federal funds sold and short-term investments	5	(9)	(4)
Restricted stock	—	(2)	(2)
Commercial loans	223	(1,640)	(1,417)
Residential real estate loans	(121)	(116)	(237)
Home equity lines of credit	(22)	(140)	(162)
Installment loans	432	(1,555)	(1,123)
Total Interest Income	412	(4,270)	(3,858)
Consumer time deposits	50	(900)	(850)
Public time deposits	(10)	71	61
Savings deposits	5	(48)	(43)
Money market accounts	—	(21)	(21)
Interest-bearing demand	1	(72)	(71)
Short-term borrowings	—	1	1
FHLB advances	(15)	(157)	(172)
Trust preferred securities	—	(16)	(16)
Total Interest Expense	31	(1,142)	(1,111)
Net Interest Income (FTE)	$381	$(3,128)	$(2,747)

Net interest income (FTE) for the nine months ended 2013 and 2012 was $26,964 and $29,711, respectively. Interest income (FTE) for nine months ended September 30, 2013 decreased $3,858 in comparison to the same period in 2012. This decrease is attributable to a $4,270 decrease due to rate offset by an increase of $412 due to volume. For the same period, interest expense decreased $1,111, with the decrease being primarily attributable to a $1,142 decrease due to rate offset by an increase due to volume of $31. Overall, the total decrease in net interest income (FTE) of $2,747 was mainly attributable to a decrease in volume of $3,128 offset by an increase of $381 due to rate.

The prolonged low interest rate environment continued to put downward pressure on asset yields. Interest income on commercial loans decreased $1,417, which is attributable to a decrease of $1,640 due to rate, offset by an increase of $223 in volume. Installment loans interest income decreased $1,555 due to rate, offset by an increase of $432 due to volume for an overall decrease of $1,123. Year over year lower market interest rates have increased the number of U.S. Government agencies that are being called which has caused a decrease in interest income received from these securities of $941.

Interest expense on consumer time deposits decreased $850, primarily due to the low interest rate environment, as the decrease was attributable to a $900 decrease due to rate offset by a $50 increase in volume.

Noninterest Income
Table 5: Details of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$363	$375	$1,178	$1,190
Deposit service charges	923	994	2,608	2,858
Other service charges and fees	820	762	2,459	2,314
Income from bank owned life insurance	174	167	512	501
Other income	(218)	214	335	614
Total fees and other income	2,062	2,512	7,092	7,477
Securities gains, net	—	46	178	46
Gain on sale of loans	374	364	1,617	916
Loss on sale of other assets, net	30	31	(17)	(68)
Total noninterest income	$2,466	$2,953	$8,870	$8,371

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012 Noninterest Income Comparison
Total fees and other income for the three months ended September 30, 2013 was $2,062, a decrease of $450, or 17.9%, over $2,512 for the same period in 2012. The Corporation utilizes derivatives as part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value, both gains and losses, of the instruments are recorded in the Consolidated Statements of Income in other income. During the quarter, the mortgage refinance market slowed as interest rates rose. Primarily due to fluctuating interest rates, mortgage originations declined, resulting in a market value adjustment loss of $273. Income earned on investment and trust services for the third quarter of 2013 decreased $12 compared to the third quarter of 2012. Deposit service charges in the quarter decreased $71, or 7.1%, compared to the third quarter of last year. Other income in the quarter decreased $432 over the same period of 2012. Additionally, during the quarter the Corporation opened a new loan office in Columbus, OH that will focus on business loan growth and increasing revenue through Small Business Administration (SBA) programs.
Gain on the sale of loans was $374 for the third quarter of 2013, compared to $364 for the third quarter of 2012, an increase of 2.7%. The Corporation began to see the demand for mortgage lending decline, in both refinancing and new purchase loans, primarily due to rising interest rates. Sales of bank owned property resulted in a gain of $30 for the three months ended September 30, 2013 compared to a gain of $31 for the same period one year ago.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012 Noninterest Income Comparison
Total fees and other income for the nine months ended September 30, 2013 was $7,092, a decrease of $385, or 5.1%, over the same period of 2012. Income earned on investment and trust services for the nine months ended September 30, 2013 was $1,178 compared to $1,190 for the nine months ended September 30, 2012. Deposit service charges decreased $250, or 8.7%, to $2,608 for the nine months ended September 30, 2013, from $2,858 for the same period in 2012. This was primarily a result of both the economic environment and the new regulations regarding overdraft fees. Fees from electronic banking were $2,459 for the nine months ended September 30, 2013, compared to $2,314 for the same period last year, an increase of $145, or 6.3%.
Gain on the sale of securities was $178, for the nine months ended September 30, 2013, compared to a gain of $46 during the same period one year ago. Due to growth in volume experienced in 2013, the gain on the sale of loans for the nine months ended September 30, 2013 was $1,617, an increase of $701, or 76.5%, from the nine months ended September 30, 2012.

Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,200	$4,228	$13,451	$12,233
Furniture and equipment	1,076	1,434	3,159	3,704
Net occupancy	564	531	1,701	1,664
Professional fees	337	414	1,413	1,473
Marketing and public relations	300	312	938	954
Supplies, postage and freight	228	275	809	783
Telecommunications	164	191	501	536
Ohio franchise tax	304	304	914	927
FDIC assessments	293	346	773	1,132
Other real estate owned	155	107	280	414
Loan and collection expense	268	394	1,030	1,051
Other expense	412	142	1,235	1,398
Total noninterest expense	$8,301	$8,678	$26,204	$26,269
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012 Noninterest Expense Comparison
Noninterest expense for the third quarter of 2013 decreased $377, or 4.3%, compared to the same period of 2012. The decrease in noninterest expense was mainly attributable to a decrease of $358, or 25.0%, in furniture and equipment, as the Corporation leveraged its new technology and continued to focus on becoming more efficient in all aspects of its business. Additionally, FDIC assessments decreased $53, or 15.3%, and loan collection expense decreased $126, or 32.0%. Before the passage of the Dodd-Frank Act, FDIC insurance premiums were assessed as a percentage of insured deposits in each banking institution. Following the implementation of the Dodd-Frank Act, FDIC insurance premium assessments have been determined based upon the institution's average total assets minus tangible equity, which has resulted in lower assessment rates for the Corporation. Salary and Benefits decreased $28, or 0.7%. Other expense for the third quarter 2013 was $412, an increase of 190.1%, or $270, from $142 for third quarter 2012. During the quarter there was a $40 charge off for debit card fraud originating in China.
Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012 Noninterest Expense Comparison
Noninterest expense was $26,204 for the nine months ended September 30, 2013, a decrease of $65, or 0.2%, compared to $26,269 for the nine months ended September 30, 2012. Salaries and employee benefits increased $1,218, or 10.0%, which included a one-time Supplemental Executive Retirement Plan (SERP) expense of $690 during the first quarter of 2013. The increase in salary and employee benefits was offset by decreases in: other expenses of $163, or 11.7%, FDIC assessments of $359, or 31.7%, furniture and equipment of $545, or 14.7%, and other real estate owned of $134, or 32.4%. Other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on foreclosed assets.

Income taxes
Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012 Income Taxes Comparison
The Corporation recognized income tax expense of $471 and $538 for the third quarter 2013 and 2012, respectively. The decrease in the Corporation’s effective tax rate to 23.7% for September 30, 2013 from 26.0% for September 30, 2012, compared to the Federal statutory tax rate of 34%, is due to lower pre-tax income year over year and the utilization of a new market tax credit that is based on a schedule of eligible qualified investments. Included in net income for the three months ended September 30, 2013 and September 30, 2012 was $499 and $482 of nontaxable income, respectively, comprised of $142 and $136, respectively, related to life insurance policies and $357 and $346, respectively, of tax-exempt investment and loan interest income.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012 Income Taxes Comparison
The Corporation recognized income tax expense of $1,349 and $1,443 during the nine months ended September 30, 2013 and 2012, respectively. Included in net income for the nine months ended September 30, 2013 and September 30, 2012 was $1,481 and $1,437, respectively, of nontaxable income, including $416 and $407, respectively, related to life insurance policies, and $1,064 and $1,029, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributed to a lower effective tax rate for the Corporation to 23.2% for the nine months ended September 30, 2013 compared to 24.4% for the nine months ended September 30, 2012.

Financial Condition
Overview
The Corporation’s total assets at September 30, 2013 were $1,210,502 compared to $1,178,254 at December 31, 2012, an increase of $32,248, or 2.7%. This increase is primarily due to increases in portfolio loans of $8,752, cash and cash equivalents of $16,431 and securities available for sale of $11,527, being offset by a decrease of $5,524 in loans held for sale. Total deposits at September 30, 2013 were $1,032,245 compared to $999,592 at December 31, 2012. The increase in total deposits of $32,653 was due to an increase in time deposits of $18,405 and in savings, money market and interest bearing demand accounts of $14,271.
Securities
The distribution of the Corporation’s securities portfolio at September 30, 2013 and December 31, 2012 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities increased $11,527, or 5.7%, compared to December 31, 2012. As of September 30, 2013, the portfolio was comprised of 98% available for sale securities and 2% restricted stock. Available for sale securities were comprised of 31% U.S. Government agencies, 45% U.S. agency mortgage backed securities, 7% U.S. collateralized mortgage obligations, 15% municipal securities and 2% preferred securities at September 30, 2013. The available for sale securities had a net temporary unrealized loss of $4,334, representing 2.0% of the total amortized cost of the Corporation's available for sale securities.
As with any investment, the yield on an available for sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the fluctuating interest rate environment and the flattening of the yield curve, the Corporation focused investment opportunities to short-term duration investments. Primarily due to the decrease in yield, the Corporation sold approximately $2.3 million in mortgage-backed securities in the first quarter 2013 with elevated prepayment risk, for a $178 gain, and re-invested the proceeds in higher earning investment securities.
At September 30, 2013, the available for sale securities portfolio had unrealized gains of $3,004 and unrealized losses of $7,338. The unrealized losses represented 2.0% of the total amortized cost of the Corporation’s available for sale securities at September 30, 2013. At September 30, 2013, the Corporation held four available for sale securities with an unrealized loss position for greater than twelve months totaling $287. Available for sale securities with an unrealized loss position for less than twelve months totaled $7,051 at September 30, 2013. The unrealized gains and losses at December 31, 2012 were $5,330 and $338, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Total portfolio loans at September 30, 2013 were $891,300. This was an increase of $8,752 over December 31, 2012. The Corporation believes that its loan portfolio was well-diversified at September 30, 2013. Commercial and commercial real estate loans represented 54.3%, indirect loans represented 23.2%, home equity loans represented 13.7%, residential real estate mortgage loans represented 7.3% and consumer loans represented 1.5% of total portfolio loans at September 30, 2013.

Table 7: Loan Portfolio Distribution

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Commercial real estate	$404,031	$414,005	$411,924
Commercial	79,813	68,705	71,922
Residential real estate	65,397	64,983	68,549
Home equity loans	122,285	122,830	125,108
Indirect	206,349	199,924	195,358
Consumer	13,425	12,101	12,854
Total Loans	891,300	882,548	885,715
Allowance for loan losses	(17,791)	(17,637)	(17,587)
Net Loans	$873,509	$864,911	$868,128

Loan Mix Percent
Commercial real estate	45.3%	46.9%	46.5%
Commercial	9.0%	7.8%	8.1%
Residential real estate	7.3%	7.4%	7.7%
Home equity loans	13.7%	13.9%	14.1%
Indirect	23.2%	22.6%	22.1%
Consumer	1.5%	1.4%	1.5%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $483,844 at September 30, 2013. This was an increase of $1,134, or 0.2%, over December 31, 2012 and a slight decrease of $2 from September 30, 2012. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $190 of the $65,397 residential real estate mortgage loan portfolio at September 30, 2013. At September 30, 2013 residential real estate mortgage loans increased by $414, or 0.6%, in comparison to December 31, 2012 and decreased $3,152, or 4.6%, from September 30, 2012. As interest rates have risen year over year, the refinancing market has slowed, contributing to the decrease in loans year over year.
Indirect auto loans increased by $6,425, or 3.2%, compared to December 31, 2012 and increased $10,991, or 5.6%. compared to September 30, 2012. The increase is primarily attributable to loans generated by new dealer representatives in new markets within the states in which the Corporation originated loans. The Corporation currently originates high quality auto loans, defined as credit scores greater than 750, in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans decreased $545, or 0.4%, when compared to December 31, 2012 and decreased $2,823, or 2.3%, compared to September 30, 2012. The decreases are primarily due to continued low valuations in the housing market within the Corporation's footprint. Consumer loans are made to borrowers, mainly on secured terms. Due to continued marketing efforts, consumer loans have increased $1,324, or 10.9%, in comparison to December 31, 2012 and increased $571, or 4.4%, compared to September 30, 2012.
Loans held for sale are not included in portfolio loans and as of September 30, 2013 total loans classified as held for sale were $2,110 compared to $3,380 as of September 30, 2012. Residential real estate mortgage loans represented $950, or 45.0%, and indirect loans represented $1,160, or 55.0%, of loans held for sale at September 30, 2013. At September 30, 2012, residential real estate mortgage loans represented $1,416, or 42.0%, and indirect loans represented $1,964, or 58.0%.
Table 8 shows the amount of portfolio loans outstanding as of September 30, 2013 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified as due in one year or less for purposes of the table.

Table 8: Cash Flow and Interest Rate Information for Loans:

September 30, 2013
Due in one year or less	$185,633
Due after one year but within five years	452,249
Due after five years	253,418
Totals	$891,300
Due after one year with a predetermined fixed interest rate	$550,164
Due after one year with a floating interest rate	155,503
Totals	$705,667
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
As the economy faced significant challenges over the past several years, the Corporation responded by adding additional internal resources at the end of 2009, continuing to utilize outside resources and implementing a process to improve asset quality going forward. This process, which includes executive management, finance, credit, lending and legal, is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review committee which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
The Corporation uses a historical loss methodology in determining the level of allowances for various loan segments, it is supplemented by a migration analysis which estimates expected losses similar to the Basel formula for commercial loans based on a history of loans migrating through the various loan grades.
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
Table 9 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012.

Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of year	$17,815	17,300	$17,637	17,063
Charge-offs:
Commercial real estate	630	738	1,475	2,057
Commercial	—	48	120	213
Residential real estate	35	292	679	1,267
Home equity loans	410	296	1,439	851
Indirect	196	161	555	738
Consumer	83	146	181	252
Total charge-offs	1,354	1,681	4,449	5,378
Recoveries:
Commercial real estate	83	9	584	39
Commercial	2	4	7	24
Residential real estate	178	3	277	86
Home equity loans	5	16	60	31
Indirect	104	54	276	244
Consumer	8	7	49	36
Total Recoveries	380	93	1,253	460
Net Charge-offs	974	1,588	3,196	4,918
Provision for loan losses	950	1,875	3,350	5,442
Balance at end of year	$17,791	$17,587	$17,791	$17,587

Average Portfolio loans outstanding	$883,321	$876,818	$883,565	$865,462
Annualized ratio to average loans:
Net Charge-offs	0.44%	0.72%	0.48%	0.76%
Provision for loan losses	0.43%	0.85%	0.51%	0.84%

Loans outstanding	$891,300	$885,715	$891,300	$885,715

As a percent of outstanding loans	2.00%	1.99%	2.00%	1.99%

The allowance for loan losses at September 30, 2013 was $17,791, or 2.00%, of outstanding loans, compared to $17,587, or 1.99%, of outstanding loans at September 30, 2012. The allowance for loan losses was 71.23% and 53.97% of nonperforming loans at September 30, 2013 and 2012, respectively.
Net charge-offs for the three months ended September 30, 2013 were $974, compared to $1,588 for the three months ended September 30, 2012. Net charge-offs as a percent of average loans was 0.44% for the quarter of 2013 and 0.72% for the same period in 2012. Net charge-offs for the nine months ended September 30, 2013 were $3,196, compared to $4,918 for the nine months ended September 30, 2012. Net charge-offs as a percent of average loans was 0.48% for the nine months ended September 30, 2013 and 0.76% for the same period in 2012. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $950 for the three months ended September 30, 2013, compared to $1,875 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the provision for loan losses was $3,350, compared to $5,442 for the same period one year ago. Real estate market conditions have resulted in a decline in the valuation of underlying collateral over the past several years, which has impacted the level of charged-off loans in the commercial portfolio. Consumer loans, while somewhat affected by the real estate market, have been largely influenced by the level of unemployment, which has been relatively high over the past two years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at September 30, 2013. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of September 30, 2013 and December 31, 2012, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	September 30, 2013		December 31, 2012
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$10,462	45.3%	$11,386	46.9%
Commercial	476	9.0%	835	7.8%
Residential real estate	1,438	7.3%	1,559	7.4%
Home equity loans	3,508	13.7%	2,357	13.9%
Indirect	1,611	23.2%	1,230	22.6%
Consumer	296	1.5%	270	1.4%
Total	$17,791	100.0%	$17,637	100.0%

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
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three months ended September 30, 2013 and December 31, 2012.

The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Noninterest-bearing checking	$139,212	$137,077	—%	—%
Interest-bearing checking	166,568	162,431	0.05%	0.11%
Savings deposits	123,328	110,936	0.03%	0.09%
Money market accounts	104,443	105,951	0.17%	0.19%
Consumer time deposits	432,751	429,928	0.92%	1.18%
Public time deposits	69,847	65,188	0.70%	0.64%
Total Deposits	$1,036,149	$1,011,511	0.53%	0.59%
Short-term borrowings	1,735	942	0.05%	0.07%
FHLB borrowings	46,636	47,828	1.35%	1.81%
Junior subordinated debentures	16,328	16,315	4.15%	4.28%
Total borrowings	$64,699	$65,085	2.02%	2.40%
Total funding	$1,100,848	$1,076,596	0.63%	0.80%
Average deposit balances increased from $1,011,511 at December 31, 2012 to $1,036,149 at September 30, 2013. Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland. At September 30, 2013 and December 31, 2012, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Repurchase agreements increased 47.4%, to $1,643 at September 30, 2013 compared to $1,115 at December 31, 2012. The Corporation did not have any Federal funds purchased at September 30, 2013 or December 31, 2012.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances, were $46,658 at September 30, 2013 compared to $46,508 at December 31, 2012 while the junior subordinated debentures remained constant at $16,238. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
During 2007, the Corporation completed a private offering of trust preferred securities. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued common shares of the Corporation at a volume-weighted average price of $4.41 per share. At September 30, 2013, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

Capital Management
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013 and December 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2013 (Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$118,724	12.65%	$75,059	8.0%	$93,824	10.0%
Tier 1 Capital (to Risk Weighted Assets)	106,922	11.40	37,530	4.0	56,294	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	106,922	8.95	47,772	4.0	59,715	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$114,425	12.47%	$73,423	8.0%	$91,779	10.0%
Tier 1 Capital (to Risk Weighted Assets)	102,877	11.21	36,712	4.0	55,067	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	102,877	8.79	46,820	4.0	58,525	5.0
Capital Resources
The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders' equity was $107,961 at September 30, 2013 compared to $110,144 at December 31, 2012, a decrease of 2.0%, or $2,183.
On December 12, 2008, the Corporation issued 25,223 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Treasury in the TARP Capital Purchase Program for a purchase price of approximately $25,223. In connection with that issuance, the Corporation also issued a warrant to the U.S. Treasury ("Treasury") to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).
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
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At September 30, 2013, the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in the first nine months of 2013.
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
The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For commercial and commercial real estate loans, the Corporation uses historical loss experience along with factors that are considered when loan grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment and other loans, loss factors are applied on a portfolio basis. Loss factors are based on the Corporation’s historical loss experience and are reviewed for appropriateness on a quarterly basis, along with other factors affecting the collectability of the loan portfolio.
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2012. No significant changes since the previous assessment at December 31, 2012 have occurred, thus no additional information to indicate goodwill is impaired has been reviewed.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of September 30, 2013 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.

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

Table 11 sets forth nonperforming assets at September 30, 2013 and December 31, 2012.
Table 11: Nonperforming Assets

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$13,630	$16,349
Commercial	355	472
Residential real estate	5,335	5,622
Home equity loans	4,798	4,293
Indirect	486	711
Consumer	373	349
Total nonperforming loans	24,977	27,796
Other foreclosed assets	951	1,366
Total nonperforming assets	$25,928	$29,162
Loans 90 days past due accruing interest	$—	$184

Total nonperforming loans as a percent of total loans	2.80%	3.15%
Total nonperforming assets as a percent of total assets	2.14%	2.48%
Allowance for loan losses to nonperforming loans	71.23%	63.45%
The Corporation continues to actively manage credit quality and has made progress managing problem loans. Nonperforming loans at September 30, 2013 were $24,977 compared to $27,796 at December 31, 2012, a decrease of $2,820 or 10.1%. Nonperforming commercial real estate loans were $13,630 for September 30, 2013 compared to $16,349 at December 31, 2012. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at September 30, 2013 was 2.05% of total loans down from 2.89% at December 31, 2012. Additionally, total 30-59 day and 60-89 day delinquencies were 0.39% and 0.13% of total loans at September 30, 2013, compared to 0.61% and 0.32% of total loans at December 31, 2012, respectively.
Other foreclosed assets were $951 as of September 30, 2013, compared to $1,366 at December 31, 2012. The $951 is comprised of three commercial properties totaling $359 and ten residential properties, totaling $592. This compares to six commercial properties totaling $398 and thirteen residential properties, totaling $968 as of December 31, 2012 .
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At September 30, 2013, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $52,121 at September 30, 2013.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of September 30, 2013.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30, 2013, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $115 or 0.3%, and in a -200 basis point shock, net interest income would decrease $2,260, or 5.9%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At September 30, 2013, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 20.5% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 14.9%.

Item 4.	Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2013 were: (1) designed to ensure that material information relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
On April 18, 2008, the Corporation and Richard M. Osborne and certain other parties entered into a settlement agreement (the “Settlement Agreement”) to settle certain contested matters relating to the Corporation's 2008 annual meeting of shareholders. Under the Settlement Agreement, among other things, Mr. Osborne agreed not to seek representation on the Corporation's Board of Directors or to solicit proxies with respect to the voting of the Corporation's common shares for a period of at least 18 months after April 18, 2008. In proxy materials filed with the SEC on March 20, 2009, Mr. Osborne indicated his intent to solicit proxies in favor of the election of two nominees for election as directors at the Corporation's 2009 annual meeting of shareholders. On March 24, 2009, the Corporation filed a complaint against Mr. Osborne for a declaratory judgment and preliminary and permanent injunctive relief in the United States District Court for the Northern District of Ohio, Eastern Division, to enforce the “standstill” provisions of the Settlement Agreement and restrain Mr. Osborne from (a) engaging in any solicitation of proxies or consents, (b) seeking to advise, encourage or influence any person or entity with respect to the voting of any voting securities of the Corporation, (c) initiating, proposing or otherwise soliciting shareholders of the Corporation for the approval of shareholder proposals, (d) entering into any discussions, negotiations, agreements, arrangements or understanding with any third party with respect to any of the foregoing and (e) disseminating his proposed proxy materials to shareholders of the Corporation. The Corporation also sought an order from the Court temporarily restraining Mr. Osborne from engaging in any of the foregoing activities. On March 28, 2009, the Court issued an order granting the Corporation's motion for a temporary restraining order. On April 3, 2009, the Court issued an order granting the Corporation's motion for a preliminary injunction restraining Mr. Osborne from engaging in any of the foregoing activities. On February 15, 2010, Mr. Osborne filed a motion to dissolve the preliminary injunction, which the Corporation opposed. On March 23, 2010, the Court denied Mr. Osborne's motion to dissolve the preliminary injunction. Prior to the Court's decision, on March 19, 2010, Mr. Osborne filed a motion for summary judgment and the Corporation filed a motion for partial summary judgment. On April 14, 2010, Mr. Osborne filed an interlocutory appeal of the denial of his motion to dissolve the preliminary injunction with the Sixth Circuit Court of Appeals. Proceedings in the District Court were stayed pending resolution of Mr. Osborne's appeal by the Sixth Circuit Court of Appeals. On July 25, 2011, the Sixth Circuit affirmed the decision of the District Court. The case was remanded to the District Court, and, on November 30, 2011, the Court granted the Corporation's motion for partial summary judgment, ruling that Mr. Osborne must refrain from engaging in any of the conduct specified in the “standstill” provisions of the Settlement Agreement until such time as both of the directors designated by Mr. Osborne pursuant to the Settlement Agreement no longer serve on the Corporation's Board of Directors. With respect to the remaining claims, the Court scheduled the commencement of a trial on the merits for March 13, 2012. In the meantime, Osborne appealed the District Court's decision granting a permanent injunction to the Sixth Circuit. On May 21, 2013, the Sixth Circuit affirmed the District's decision. On August 28, 2013, the Corporation and Mr. Osborne entered into a settlement agreement pursuant to which they agreed to settle and release the remaining claims pending before the District Court. Under the agreement, the parties acknowledged that the agreement does not affect the District Court’s order of permanent injunctive relief in favor of the Corporation and agreed that the original Settlement Agreement remains in full force and effect. Furthermore, Mr. Osborne agreed that he will not undertake any efforts to challenge the validity or duration of the “standstill” obligations in the original Settlement Agreement for so long as Daniel Merkel or Thomas Perciak continue to serve on the Corporation’s Board of Directors, and agreed to a general release of claims in favor of the Corporation. The District Court approved the agreement and ordered the case dismissed on September 3, 2013.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of Management based upon market, business, legal and other factors. Under the terms of the Series B Preferred Stock issued by the Corporation in December 2008, as long as the Series B Preferred Stock is outstanding, repurchases or redemptions relating to certain equity securities, including the Corporation’s common shares, are prohibited to the extent that there are any accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. As of June 30, 2013, the Corporation had repurchased an aggregate of 202,500 shares under this program. The Corporation did not repurchase any shares under this program during the third quarter 2013.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: October 30, 2013	By:	/s/ Gary J. Elek
Gary J. Elek
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, and Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Exhibit
10.1	Form of Change in Control Supplemental Executive Compensation Agreement.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.