Form 10-K
period 2013-12-31
LNB BANCORP INC
filed 2014-02-27
CIK 737210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common shares held by non-affiliates of the registrant at June 30, 2013 was approximately $70,125,702.
The number of common shares of the registrant outstanding on February 26, 2014 was 9,664,972.
Documents Incorporated By Reference
Portions of the Registrant’s definitive Proxy Statement to be filed in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.
Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of December 31, 2013.

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
The primary business of the Bank is providing personal, mortgage and commercial banking products, along with investment management and trust services. The Lorain National Bank operates through 20 retail-banking locations and 28 automated teller machines (“ATM's”) in Lorain, Erie, Cuyahoga and Summit counties in the Ohio communities of Lorain, Elyria, Amherst, Avon, Avon Lake, LaGrange, North Ridgeville, Oberlin, Olmsted Township, Vermilion, Westlake and Hudson, as well as a business development office in Cuyahoga County. The Bank also operates an office in Columbus, Ohio that specializes in originating Small Business Administration (SBA) related loans.
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
Other Services.    Other bank services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers' checks, money orders, cashier's checks, ATM's, debit cards, wire transfer, electronic funds transfers, foreign drafts, foreign currency, electronic banking by phone or through the internet, lockbox and other services tailored for both individuals and businesses.
Competition and Market Information
The Corporation competes primarily with 18 other financial institutions with operations in Lorain County, Ohio, which have Lorain County-based deposits ranging in size from approximately $1.1 million to over $1.0 billion. These competitors, as well as credit unions and financial intermediaries, compete for Lorain County deposits of approximately of $4.1 billion.
 The Bank's market share of total deposits in Lorain County was 22.11% in 2013 and 22.14% in 2012, and the Bank ranked number two in market share in Lorain County in 2013 and 2012.
The Corporation's Morgan Bank division operates from one location in Hudson, Ohio. The Morgan Bank division competes primarily with 10 other financial institutions for $667 million in deposits in the City of Hudson, and holds a market share of 17.39%.
The Bank has a limited presence in Cuyahoga County, competing primarily with 27 other financial institutions. Cuyahoga County deposits as of June 30, 2013 totaled $38.7 billion. The Bank's market share of deposits in Cuyahoga County was 0.07% in 2013 and 2012 based on the FDIC Summary of Deposits for specific market areas dated June 30, 2013.

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
Regulatory Capital Standards and Related Matters
Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Corporation and the Bank met all risk-based capital requirements of the Federal Reserve Board, FDIC and OCC as of December 31, 2013.
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
Dodd-Frank Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the related regulations that have been or are to be implemented, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.
The Dodd-Frank Act, among other things, imposes enhanced capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the standard deposit insurance limit to $250,000; and expands the FDIC's authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The law also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. In addition, the law restricts the amount of trust preferred securities that may be considered Tier 1 capital. For depository institution holding companies with total assets of less than $15 billion, such as the Corporation, trust preferred securities issued before May 19, 2010 may continue to be included in Tier 1 capital, but future issuances of trust preferred securities will no longer be eligible for treatment as Tier 1 capital.
Because many aspects of this legislation have been only recently implemented, or continue to be subject to intensive agency rulemaking and subsequent public comment prior to implementation, which may occur over the next 12 months or more, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation.
Federal Deposit Insurance Act
Deposit Insurance Coverage Limits.    As a result of the Dodd-Frank Act, the FDIC standard maximum depositor insurance coverage limit has been permanently increased to $250,000.
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

Basel III
Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality - predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.
Volcker Rule
On December 10, 2013, five financial regulatory agencies, including the Corporation’s primary federal regulators the Federal Reserve Board and the OCC, adopted final rules (the “Final Rules”) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules complete the process begun in October of 2011 when the agencies introduced proposed implementing rules for comment. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks are afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Beginning June 30, 2014, banking entities with $50 billion or more in trading assets and liabilities must report quantitative metrics; on April 30, 2016, banking entities with at least $25 billion but less than $50 billion must report; and on December 31, 2016, banking entities with at least $10 billion but less than $25 billion must report. The Corporation is currently evaluating the Final Rules, which are lengthy and detailed, but does not at this time expect the Final Rules to have a material impact on its operations.
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
Employees
As of December 31, 2013, the Corporation employed 267 full-time equivalent employees. The Corporation is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be good. Employee benefits programs are considered by the Corporation to be competitive with benefits programs provided by other financial institutions and major employers within the current market area.
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

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	increases in interest rates or weakening of economic conditions that could constrain borrowers' ability to repay outstanding loans or diminish the value of the collateral securing those loans;

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

•
limitations on the Corporation's ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Corporation's common shares that may result from, among other things, any capital-raising or acquisition activities of the Corporation;

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
Difficult economic conditions over the last several years led to dramatic declines in the housing market that resulted in decreased home prices and increased delinquencies and foreclosures which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans declined and may not recover. These general economic trends, the reduced availability of commercial credit and relatively high rates of unemployment all negatively impacted the credit performance of commercial and consumer credit and resulted in significant write-downs. Concerns over the stability of the financial markets and the economy resulted in decreased lending by financial institutions to their customers and to each other. This market uncertainty and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets adversely affected the Corporation's business, financial condition, results of operations and share price and, while the Corporation’s business has recovered to some extent, these economic and business conditions may still adversely affect us. Also, the Corporation's ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Business activity across a wide range of industries and regions has been slow to recover and local governments and many companies continue to be adversely affected by a relative lack of consumer spending and liquidity in the credit markets. Any worsening of current conditions would have an adverse effect on the Corporation, its customers and the other financial institutions in its market. As a result, the Corporation may experience increases in foreclosures, delinquencies and customer bankruptcies.
Changes in interest rates could adversely affect the Corporation's earnings and financial condition.
The Corporation's earnings and cash flows depend substantially upon its net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond the Corporation's control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (1) the Corporation's ability to originate loans and obtain deposits; (2) the fair value of the Corporation's financial assets and liabilities, including its securities portfolio; and (3) the average duration of the Corporation's interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation's financial condition and results of operations.
The Corporation's allowance for loan losses may not be adequate to cover actual future losses.
The Corporation maintains an allowance for loan losses to cover probable and incurred loan losses. Every loan the Corporation makes carries a certain risk of non-repayment, and the Corporation makes various assumptions and judgments about the collectability of its loan portfolio including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, Management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with the Corporation. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Corporation's control, and these losses may exceed current estimates. The Corporation cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If the Corporation's assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to the Corporation's allowance for loan losses could have a material adverse impact on its financial condition and results of operations.
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
The Corporation's success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Corporation's control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings. Because the Corporation has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and the Corporation's ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of the Corporation's borrowers to make timely repayments of their loans, which would have an adverse impact on the Corporation's earnings. If during a period of reduced real estate values the Corporation is required to liquidate the collateral securing a loan to satisfy the debt or to increase its allowance for loan losses, it could materially reduce the Corporation's profitability and adversely affect its financial condition. The substantial majority of the Corporation's loans are to individuals and businesses in Ohio. Consequently, significant declines in the economy in Ohio could have a material adverse effect on the Corporation's financial condition and results of operations. Furthermore, future earnings are susceptible to declining credit conditions in the markets in which the Corporation operates.
Certain industries, including the financial services industry, are disproportionately affected by certain economic indicators such as unemployment and real estate asset values. Should the improvement of these economic indicators lag the improvement of the overall economy, the Corporation could be adversely affected.
Should the stabilization of the U.S. economy continue, and lead to a further general economic recovery, the improvement of certain economic indicators, such as unemployment and real estate asset values and rents, may nevertheless continue to lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly. Furthermore, financial services companies with a substantial lending business are dependent upon the ability of their borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, the Corporation's results of operations could be negatively affected.
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
As a result of the Dodd-Frank Act and international accords, financial institutions will become subject to new and increased capital and liquidity requirements. In light of these new requirements, it is possible that the Corporation could be required to increase its capital levels in the future above the levels in its current financial plans. These new requirements could have a negative impact on the Corporation's ability to lend, grow deposit balances or make acquisitions and on its ability to make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Corporation's return on equity.
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
In July 2013, final rules were released regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The rules substantially increase the complexity of capital calculations and the amount of required capital to be maintained. Specifically, the rules reduce the items that count as capital, establish higher capital ratios for all banks and increase risk weighting of a number of asset classes a bank holds. The potential impact of these rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. The cost of implementation and ongoing compliance with these rules may also negatively impact operating costs. To the extent the Corporation is required to increase capital in the future to comply with such rules, existing shareholders may be diluted and/or our ability to pay common share dividends may be reduced.
The Dodd-Frank Act may adversely affect the Corporation's business, financial conditions and results of operations.
The Dodd-Frank Act, which became law in July 2010, imposes significant restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, the effects of the Act on the Corporation's business will depend largely on the implementation of the Act by those agencies, and many of the details of the law have been only recently implemented, or remain in the process of being implemented and the effects they will have on the Corporation are difficult to predict.
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

•	New trust preferred securities will no longer count toward Tier 1 capital;

•	The standard maximum amount of deposit insurance per customer is permanently increased to $250,000;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution's total assets minus the sum of its average tangible equity during the assessment period;

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

Many provisions of the Dodd-Frank Act remain subject to implementation and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Corporation's operations.
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
Higher levels of bank failures over the last few years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC now insures deposit accounts up to $250,000 per customer (up from $100,000). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. The Dodd-Frank Act also imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits. These announced increases, legislative and regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Corporation's earnings and financial condition. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels.
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
The Corporation's business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and the Corporation's product specifications, which it changes to reflect its business needs. As processing demands change and the Corporation's loan portfolios grow in both volume and differing terms and conditions, developing and maintaining the Corporation's operating systems and infrastructure becomes increasingly challenging and there is no assurance that the Corporation can adequately or efficiently develop and maintain such systems. The Corporation's loan originations and conversions and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly or become disabled as a result of events that are beyond the Corporation's control, adversely affecting its ability to process these transactions. Any such failure could adversely affect the Corporation's ability to service its customers, result in financial loss or liability to its customers, disrupt its business, and result in regulatory action or cause reputational damage. Despite the plans and facilities the Corporation has in place, its ability to conduct business may be adversely affected by a disruption in the infrastructure that supports its businesses. This may include a disruption involving electrical, communications, internet, transportation or other services used by the Corporation or third parties with which it conducts business. Notwithstanding the Corporation's efforts to maintain business continuity, a disruptive event impacting its processing locations could adversely affect its business, financial condition and results of operations. The Corporation's operations rely on the secure processing, storage and transmission of personal, confidential and other information in its computer systems and networks. Although the Corporation takes protective measures, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond the Corporation's control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, the Corporation's computer systems and networks, could be jeopardized or otherwise interruptions or malfunctions in its operations could result in significant losses or reputational damage. The Corporation also routinely transmits and receives personal, confidential and proprietary information, some through third parties. The Corporation has put in place secure transmission capability, and works to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, the Corporation may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by it. If one or more of such events occur, the Corporation's business, financial condition or results of operations could be significantly and adversely affected.

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
The potential for fraud in the card payment industry is significant.
Issuers of prepaid and credit cards have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects not only individuals but businesses as well (albeit to a lesser degree). Many types of credit card fraud exist, including the counterfeiting of cards and “skimming.” “Skimming” is the term for a specialized type of credit card information theft whereby, typically, an employee of a merchant will copy the cardholder’s number and security code (either by handwriting the information onto a piece of paper, entering such information into a keypad or other device, or using a handheld device which “reads” and then stores the card information embedded in the magnetic strip). Once a credit card number and security code has been skimmed, the skimmer can use such information for purchases until the unauthorized use is detected either by the cardholder or the card issuer. Losses from fraud have been substantial for certain card industry participants. Although fraud has not had a material impact on the profitability of the Bank, it is possible that such activity could impact the Corporation at some time in the future.
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
Holders of the Corporation's common shares are only entitled to receive such dividends as the Board of Directors may declare out of funds legally available for such payments. Furthermore, the Corporation's common shareholders are subject to the prior dividend rights of holders of its preferred stock, to the extent any preferred stock is issued and outstanding, and any increase in the dividend is subject to Board approval and dependent upon numerous considerations relating to the capital position and needs of the corporation.
In September 2009, the Corporation reduced its quarterly dividend on its common shares to $0.01 per share. The Corporation could determine to eliminate its common shares dividend altogether. This could adversely affect the market price of the Corporation's common shares. Also, the Corporation is a bank holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.
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
Applicable accounting standards require the Corporation to use the purchase method of accounting for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. At December 31, 2013, the Corporation had approximately $21.6 million of goodwill on its balance sheet. Goodwill must be evaluated for impairment at least annually. Write downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write downs, which would have an adverse effect on the Corporation's financial condition and results of operations.
Our compensation expense has increased and may increase substantially following the sale of the Corporation's Series B Preferred Stock by the United States Department of the Treasury and the subsequent retirement of the Series B Preferred Stock.
Following the United States Department of the Treasury's sale of the Corporation's Series B Preferred Stock, certain executive compensation restrictions and corporate governance standards, as set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance published June 15, 2009, became no longer applicable to the Corporation and the Corporation's compensation expense for its executive officers and other senior employees has increased and may increase substantially.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The Corporation's corporate offices are located at 457 Broadway, Lorain, Ohio. As of December 31, 2013, the Corporation and its subsidiaries operated a total of 27 facilities, including its banking centers, loan production offices, corporate offices, and maintenance, purchasing, operations and professional development centers, which are located in Lorain, eastern Erie, western Cuyahoga and Summit counties of Ohio, and its SBA-related loan origination office in Columbus, Ohio. Of these facilities, 13 were owned, including the corporate offices. The other 14 facilities were leased from unaffiliated third parties on varying lease terms. See Note 8 to the consolidated financial statements contained in Item 8, “Financial Statement and Supplementary Data.”

The 27 facilities and their addresses are listed in the following table:

Main Banking Center & Corporate Offices	457 Broadway, Lorain
Vermilion	4455 East Liberty Avenue, Vermilion
Amherst	1175 Cleveland Avenue, Amherst
Lake Avenue	42935 North Ridge Road, Elyria Township
Avon	2100 Center Road, Avon
Avon Lake	32960 Walker Road, Avon Lake
Pearl Avenue	2850 Pearl Avenue, Lorain
Oberlin	24 East College Street, Oberlin
Ely Square	124 Middle Avenue, Elyria
Oberlin Avenue	3660 Oberlin Avenue, Lorain
Olmsted Township	27095 Bagley Road, Olmsted Township
Kendal at Oberlin	600 Kendal Drive, Oberlin
The Renaissance	26376 John Road, Olmsted Township
Chestnut Commons	105 Chestnut Commons Drive, Elyria
North Ridgeville	34085 Center Ridge Road, North Ridgeville
Village of LaGrange	546 North Center Street, LaGrange
Westlake Village	28550 Westlake Village Drive, Westlake
Wesleyan Village	807 West Avenue, Elyria
Morgan Bank	178 West Streetsboro Street, Hudson
Solon Mortgage Center	34305 Solon Rd., Franklin's Row #30, Solon
Cuyahoga Loan Production Office	2 Summit Park Drive, Independence
Operations Center	2130 West Park Drive, Lorain
Maintenance Center	2140 West Park Drive, Lorain
Purchasing Center	2150 West Park Drive, Lorain
Professional Development Center	521 Broadway, Lorain
Sixth Street Drive-In	200 West 6th Street, Lorain
Columbus Loan Production Office	1890 Northwest Boulevard, Columbus

The Corporation also owns and leases equipment for use in its business. The Corporate headquarters at 457 Broadway is currently 75% occupied. The remaining space is expected to be utilized to accommodate future growth. The Corporation considers all its facilities to be in good condition, well-maintained and more than adequate to conduct the business of banking.

Item 3.	Legal Proceedings
The Corporation and Bank are subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Corporation’s financial position or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.

Supplemental Item — Executive Officers of the Registrant
Pursuant to Form 10-K, General Instruction G(3), the following information on Executive Officers is included as an additional item in this Part I:

Name	Age	Principal Occupation For Past Five Years	Positions and Offices Held with LNB Bancorp, Inc.	Executive Officer Since
Daniel E. Klimas	55	President and Chief Executive Officer, LNB Bancorp, Inc., February 2005 to present. President, Northern Ohio Region, Huntington Bank from 2001 to February 2005.	President and Chief Executive Officer	2005

Gary J. Elek	62	Chief Financial Officer, LNB Bancorp, Inc., from April 2009 to present. Vice President and Controller for North America of A. Schulman, Inc. in Akron, Ohio from 2006 to 2008. Corporate Controller of A. Schulman, Inc. from 2004 to 2006. Executive Vice President, Corporate Development from 1999 to 2004, as Senior Vice President, Corporate Development from 1997 to 1999 and as Senior Vice President and Treasurer from 1988 to 1997 of FirstMerit Corporation.	Chief Financial Officer and Principal Accounting Officer	2009

Michael Bickerton	54	Senior Vice President and Chief Credit Officer, LNB Bancorp, Inc., October 2013 to present. Executive Vice President, Credit & Risk Manager, Community Bank for KeyCorp from 2011 to 2013. Executive Vice President, Great Lakes Region Credit Executive for KeyCorp from 2006 to 2010. Executive Vice President, Credit Administration	Senior Vice President and Chief Credit Officer	2013

Kevin Nelson	50	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Director of Indirect Lending, The Lorain National Bank, from May 2007 to present. Senior Vice President, Bank Sales and Loan Originations, Morgan Bank (a division of the Bank), from September 2006 to May 2007. President, Nelson Marketing Group, LLC, from November 2005 to September 2006.	Senior Vice President and Director of Indirect Lending	2009

Frank A. Soltis	61	Senior Vice President, LNB Bancorp, Inc., July 2005 to present. Senior Vice President, Lakeland Financial Corporation, 1997 to 2005.	Senior Vice President and Chief Information Officer	2005

Mary E. Miles	55	Senior Vice President, LNB Bancorp, Inc., April 2005 to present. President, Miles Consulting, Inc. from 2001 to 2005.	Senior Vice President and Director of Human Resources, Professional Development & Security	2005

John Simacek	61	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Senior Retail Executive, The Lorain National Bank (a subsidiary of the Corporation), October 2005 to present. Vice President and Regional Manager of the Cleveland, Ohio affiliate of Fifth Third Bank, 1999 to October 2005.	Senior Vice President and Senior Retail Executive	2009

Robert F. Heinrich	60	Senior Vice President, LNB Bancorp, Inc., from April 2009 to present. Corporate Secretary, LNB Bancorp, Inc., from February 2008 to Present. Director of Risk Management, LNB Bancorp, Inc., from 2005 to present. Controller, LNB Bancorp, Inc., from January 2004 to March 2005. Auditor, LNB Bancorp, Inc., from May 2003 to January 2004.	Senior Vice President, Corporate Secretary and Director of Risk Management	2009

Peter R. Catanese	57	Senior Vice President and Marketing Director, LNB Bancorp, Inc., from September 2005 to present. Vice President, Charter One Bank, May 1998 to September 2005.	Senior Vice President and Director of Marketing	2011

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
As of February 26, 2014, LNB Bancorp, Inc. had 1,733 shareholders of record and the closing price per share of the Corporation’s common shares was $11.14.
Common Stock Trading Ranges and Cash Dividends Declared

	2013
	High	Low	Cash Dividends Declared Per Share
First Quarter	$8.65	$5.90	$0.01
Second Quarter	9.87	8.02	0.01
Third Quarter	10.00	8.53	0.01
Fourth Quarter	10.60	9.07	0.01

	2012
	High	Low	Cash Dividends Declared Per Share
First Quarter	$7.34	$4.60	$0.01
Second Quarter	6.93	6.00	0.01
Third Quarter	6.75	5.46	0.01
Fourth Quarter	6.70	5.78	0.01

The following graph shows a five-year comparison of cumulative total returns for LNB Bancorp, the Standard & Poor’s 500 Stock Index© and the Nasdaq Bank Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LNB Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
LNB Bancorp, Inc.
S&P 500
NASDAQ Bank

*	$100 invested on 12/31/08 in stock or index. Including reinvestment of dividends. Fiscal year ending December 31.
The graph shown above is based on the following data points:

	12/08	12/09	12/10	12/11	12/12	12/13
LNB Bancorp, Inc.	$100.00	$85.63	$99.58	$94.94	$119.96	$204.83
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Bank Index	100.00	84.86	97.62	87.11	102.06	144.32

Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (1)
October 1, 2013 — October 31, 2013	—	n/a	—	129,500
November 1, 2013 — November 30, 2013	—	n/a	—	129,500
December 1, 2013 — December 31, 2013	—	n/a	—	129,500
Total	—	n/a	—	129,500
(1) On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of December 31, 2013, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during 2013.
During the fourth quarter of 2013, the Corporation issued a notice to redeem all of its 9,147 outstanding shares of Series B Preferred Stock. On January 17, 2014, the Corporation completed the repurchase and redemption of all of the Series B Preferred Stock for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands except share and per share amounts and ratios)
Total interest income	$41,679	$45,948	$49,349	$51,372	$57,647
Total interest expense	6,156	7,509	10,108	12,764	19,925
Net interest income	35,523	38,439	39,241	38,608	37,722
Provision for Loan Losses	4,375	7,242	10,353	10,225	19,017
Other income	9,616	10,075	9,987	10,290	10,180
Net gain on sale of assets	2,510	1,672	1,428	1,277	1,776
Gain on extinguishment of debt	—	—	—	2,210	—
Other expenses	35,187	34,903	34,144	35,569	35,330
Income (loss) before income taxes	8,087	8,041	6,159	6,591	(4,669)
Income tax (benefit)	1,926	1,934	1,156	1,226	(2,668)
Net income (loss)	6,161	6,107	5,003	5,365	(2,001)
Preferred stock dividend and accretion	646	1,266	1,276	1,276	1,256
Net income (loss) available to common shareholders	$5,515	$4,841	$3,727	$4,089	$(3,257)
Cash dividend declared	$359	$317	$315	$304	$1,459
Per Common Share(1)
Basic earnings (loss)	$0.61	$0.61	$0.47	$0.55	$(0.45)
Diluted earnings (loss)	0.61	0.61	0.47	0.55	(0.45)
Cash dividend declared	0.04	0.04	0.04	0.04	0.20
Book value per share	$10.73	$11.50	$11.18	$10.75	$10.84
Financial Ratios
Return on average assets	0.51%	0.51%	0.43%	0.46%	(0.17)%
Return on average common equity	5.62	5.29	4.47	4.97	(1.86)
Net interest margin (FTE)(2)	3.19	3.49	3.67	3.60	3.39
Efficiency ratio	72.88	68.71	66.69	70.18	70.37
Period end loans to period end deposits	86.30	88.29	85.07	83.04	82.68
Dividend payout	6.56	6.56	8.46	7.28	n/a
Average shareholders’ equity to average assets	9.02	9.65	9.58	9.32	8.99
Net charge-offs to average loans	0.51	0.77	1.14	1.62	1.46
Allowance for loan losses to period end total loans	1.94	2.00	2.02	1.99	2.34
Nonperforming loans to period end total loans	2.44	3.15	4.09	5.15	4.84
Allowance for loan losses to nonperforming loans	79.62	63.45	49.50	38.57	48.39
At Year End
Cash and cash equivalents	$52,272	$30,659	$40,647	$48,220	$26,933
Securities and interest-bearing deposits	216,122	203,763	226,012	222,073	255,841
Restricted stock	5,741	5,741	5,741	5,741	4,985
Loans held for sale	4,483	7,634	3,448	5,105	3,783
Gross loans	902,299	882,548	843,088	812,579	803,197
Allowance for loan losses	17,505	17,637	17,063	16,136	18,792
Net loans	884,794	864,911	826,025	796,443	784,405
Other assets	66,845	65,546	66,549	74,955	73,562
Total assets	1,230,257	1,178,254	1,168,422	1,152,537	1,149,509
Total deposits	1,045,589	999,592	991,080	978,526	971,433
Other borrowings	67,522	63,861	58,962	59,671	64,582
Other liabilities	5,690	4,657	5,106	4,876	9,353
Total liabilities	1,118,801	1,068,110	1,055,148	1,043,073	1,045,368
Total shareholders’ equity	111,456	110,144	113,274	109,464	104,141
Total liabilities and shareholders’ equity	$1,230,257	$1,178,254	$1,168,422	$1,152,537	$1,149,509

(1)	Basic and diluted earnings (loss) per share are computed using the weighted-average number of shares outstanding during each year.

(2)	Tax exempt income was converted to a fully taxable equivalent basis at a 34% statutory Federal income tax rate for years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management. The review highlights the principal factors affecting earnings for 2013, 2012 and 2011 and significant changes in the balance sheet for 2013 and 2012. Financial information for the prior five years is presented where appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Summary of Significant Transactions and Events
The following is a summary of transactions or events that have impacted the Corporations’ results of operations or financial condition during the 2013 fiscal year:

◦
On March 15, 2013, the Corporation issued an aggregate of 1,359,348 of its common shares at a price of $7.16 per share in exchange for an aggregate of 9,733 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) at a price of 100% of the face liquidation amount of the shares, or $1,000 per share. The Series B Preferred Stock was originally issued by the Corporation in December 2008 as part of the U.S. Department of the Treasury’s Capital Purchase Program. The Treasury sold all of the Series B Preferred Stock to private investors through a modified Dutch auction that was completed in June 2012.

◦
In the first quarter of 2013, the Corporation incurred $712,000 in expenses for the establishment of a supplemental executive retirement plan (“SERP”) for the Chief Executive Officer. The Corporation has established and funded a Rabbi Trust to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits.

◦
On September 27, 2013, the Bank named James Baemel Senior Vice President & Small Business Administration (“SBA”) Lending Manager. In his newly created position, Mr. Baemel will be responsible for leading the recently developed SBA commercial lending sales team at the Bank, which will serve businesses across a nine state area. Mr. Baemel and his team will be located in a new loan office in Columbus, OH. The Corporation believes this new strategic effort will provide the ability to source SBA loans across a much larger market area than Northeast Ohio and drive revenue growth.

◦
During the fourth quarter of 2013, the Corporation introduced “Mobile LNB." The Corporation is excited to offer its customers the convenience to securely access their accounts at any time and from anywhere via their mobile device.

◦
As described in Note 17 of the Notes to the Consolidated Financial Statements, the Corporation incurred settlement charges of $153,000 during 2013 due to the aggregate amount of lump sum distributions to participants in the Corporations’ defined benefit pension plan, which was frozen December 31, 2002.

◦
During the fourth quarter of 2013, the Corporation, in connection with funding the retirement of Series B Preferred Stock, completed the sale of newly issued common shares to certain institutional investors, other third-party investors and certain directors of the Corporation in a private placement for approximately $3.68 million in gross proceeds. The Corporation issued an aggregate of 367,321 of its common shares at a price of $9.91 per share to the third-party investors and $10.30 per share to the directors.

◦
On December 17, 2013, the Corporation issued a notice to redeem all 7,689 of the then-outstanding shares of Series B Preferred Stock. On January 17, 2014, the Corporation completed its repurchase and redemption of those shares for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends.

Executive Overview (Dollars in thousands, except per share data)
Net income available to common shareholders for the year ended December 31, 2013 was $5,515, compared to $4,841 in 2012 and $3,727 in 2011, representing earnings per diluted common share of $0.61, $0.61 and $0.47, respectively. From December 31, 2011 to December 31, 2013, net income available to common shareholders has increased $1,788, or 48.0%, which is primarily attributable to improved asset quality and the gradual reduction and complete redemption on January 17, 2014 of the Corporations’ Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). The Corporation expects to save approximately $777,500 in dividends that otherwise would have been payable on the Series B Preferred Stock during 2014, in addition to the savings already realized due to the strategically timed partial redemptions.
The Corporation recorded a loan loss provision of $4,375 in 2013 compared to $7,242 in 2012, and $10,353 in 2011, as asset quality improved substantially. At December 31, 2013 non-performing loans were $21,986 compared to $27,796 in 2012 and $34,471 in 2011. This is a decrease of 20.9% year over year and 36.2% from 2011. Net charge-offs were $4,507 at December 31, 2013 compared to $6,668 in 2012, and $9,426 in 2011 representing decreases of 32.4% from 2012 and 52.2% from 2011. The allowance for loan losses at December 31, 2013 was $17,505 compared to $17,637 in 2012 and $17,063 in 2011.
Net interest income for the year ended December 31, 2013 was $35,523 compared to $38,439 in 2012 and $39,241 in 2011. The Corporation continues to see net interest margin pressure due to the historically low interest rate environment and increased competition in the Corporations markets. The net interest margin on a fully tax-equivalent (FTE) basis decreased to 3.19% at December 31, 2013 compared to 3.49% in 2012 and 3.67% in 2011.
Total noninterest income for the year ended December 31, 2013 was $12,126, an increase of 3.2% from $11,747 in 2012 and an increase of 6.2% from $11,415 in 2011. The largest component of noninterest income is deposit and other service charges and fees which remained consistent year over year at $6,788 and $6,893 for 2013 and 2012, respectively, but down from the year ended December 31, 2011 of $7,325. The most prominent growth occurred in the gain on the sale of loans. Gain on the sale of loans for the year ended December 31, 2013 was $2,324 compared to $1,575 in 2012, and $889 in 2011. The Corporation’s SBA initiative implemented in the fourth quarter of 2013, recognized a $531 gain on the sale of SBA loans. The Corporation believes future revenue growth in this new sales strategy will be recognized in 2014.
For the year ended December 31, 2013, total noninterest expense was $35,187, compared to $34,903 and $34,144 in 2012 and 2011, respectively. The year over year increase in noninterest expense was primarily attributable to a 7.7% increase in salaries and employee benefits. During 2013, the Corporation recognized a $712 expense due to the establishment of the Supplemental Executive Retirement Plan, $153 in settlement charges due to the aggregate amount of lump sum distributions to participants in the Corporations defined benefit pension plan and increases associated with the launch of the Corporations newly formed SBA lending team. Other operating expenses were generally controlled as reduced FDIC insurance costs and other real estate owned expenses helped to offset the salary and employee benefits increase.
Total assets were $1,230,257 at December 31, 2013, an increase of 4.4%, compared to $1,178,254 at December 31, 2012. The growth was primarily attributable to increases in gross portfolio loans and total investment securities. Gross portfolio loans increased year over year by $19,751, or 2.2%. Comparing December 31, 2013 to December 31, 2012, the most notable growth occurred in commercial and industrial loans, which increased 29.0% to $88,646 from $68,705; consumer loans, which increased 33.5% to $16,156 from $12,101; and indirect loans which increased by $6,399, or 3.2%, to $206,323. Total investment securities at December 31, 2013 were $216,122, an increase of 6.1%, from $203,763 at December 31, 2012.
At December 31, 2013, total liabilities increased 4.7% to $1,118,801 from $1,068,110 at December 31, 2012, primarily as a result of an increase in total deposits and short-term borrowings. Total deposits increased $45,997 to $1,045,589 at December 31, 2013 compared to $999,592 at December 31, 2012. Year over year increases were noted in all deposit categories; demand and other noninterest-bearing deposits increased by 6.5%, savings, money market and interest bearing demand increased by 4.4%, and time deposits increased by 4.2%. Short-term borrowings increased to $4,576 at December 31, 2013 compared to $1,115 at year-end 2012, due to approximately $3,000 in borrowings in December 2013 under a line of credit with an unaffiliated financial institution as part of the Corporations retirement of Series B Preferred Stock.
Total shareholders’ equity at December 31, 2013 was $111,456, an increase of 1.2% from $110,144 at year-end 2012. Series B Preferred Stock equity decreased to $7,689 at December 31, 2013 compared to $18,880 at year-end 2012. Common stock equity at December 31, 2013, increased to $10,002 from $8,273 at December 31, 2012.

Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Year ended December 31,
	2013			2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$185,003	$3,774	2.04%	$194,967	$4,677	2.40%	$204,308	$5,847	2.86%
State and political subdivisions	32,879	1,705	5.19	31,859	1,656	5.20	25,612	1,490	5.82
Federal funds sold and short-term investments	15,759	28	0.18	11,422	35	0.31	21,574	57	0.26
Restricted stock	5,741	277	4.82	5,741	285	4.96	5,741	277	4.82
Commercial loans	490,218	21,900	4.47	481,875	23,421	4.86	454,210	23,937	5.27
Residential real estate loans	50,801	2,597	5.11	56,412	3,007	5.33	60,804	3,380	5.56
Home equity lines of credit	107,812	4,113	3.81	108,125	4,280	3.96	109,217	4,255	3.90
Installment loans	244,301	7,918	3.24	227,086	9,198	4.05	203,946	10,650	5.22
Total Earning Assets	$1,132,514	$42,312	3.74%	$1,117,487	$46,559	4.17%	$1,085,412	$49,893	4.60%
Allowance for loan loss	(17,789)			(17,461)			(17,317)
Cash and due from banks	35,942			29,951			30,263
Bank owned life insurance	18,934			18,180			17,470
Other assets	46,627			47,846			51,833
Total Assets	$1,216,228			$1,196,003			$1,167,661
Liabilities and Shareholders’ Equity
Consumer time deposits	$434,771	$4,033	0.93%	$429,928	$5,050	1.17%	$453,680	$7,365	1.62%
Public time deposits	67,080	490	0.73	65,188	419	0.64	68,756	305	0.44
Savings deposits	123,179	49	0.04	110,936	98	0.09	97,686	160	0.16
Money market accounts	104,758	175	0.17	105,951	201	0.19	99,948	285	0.29
Interest-bearing demand	165,846	91	0.05	162,431	176	0.11	149,667	252	0.17
Short-term borrowings	1,807	7	0.39	942	1	0.11	763	2	0.20
FHLB advances	46,609	628	1.35	47,828	865	1.81	42,640	1,053	2.47
Trust preferred securities	16,322	683	4.18	16,315	699	4.28	16,321	686	4.20
Total Interest-Bearing Liabilities	$960,372	$6,156	0.64%	$939,519	$7,509	0.80%	$929,461	$10,108	1.09%
Noninterest-bearing deposits	141,639			137,077			121,786
Other liabilities	4,505			3,984			4,605
Shareholders’ Equity	109,712			115,423			111,809
Total Liabilities and Shareholders’ Equity	$1,216,228			$1,196,003			$1,167,661
Net interest Income (FTE)		$36,156	3.19%		$39,050	3.49%		$39,785	3.67%
Taxable Equivalent Adjustment		(633)	(0.05)		(611)	(0.05)		(544)	(0.05)
Net Interest Income Per Financial Statements		$35,523			$38,439			$39,241
Net Yield on Earning Assets			3.14%			3.44%			3.62%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)
2013 versus 2012 Net Interest Income Comparison
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
Net interest income for the year ended December 31, 2013 was $35,523 compared to $38,439 for the year ended 2012. Total interest income was $41,679 for 2013 compared to $45,948 for 2012, a decrease of $4,269. Total interest expense decreased $1,353 for the year-ended December 31, 2013, from $7,509 for 2012 to $6,156 for 2013. This resulted in a decrease in net interest income of $2,916 or 7.6% for 2013.
For purposes of the discussion below, net interest income is presented on a FTE basis to provide a comparison among all types of interest earning assets. Accordingly, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 34% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year December 31, 2013 was $633 compared with $611 in 2012, which has been included as the Corporation considers it an important metric with which to analyze and evaluate the Corporation’s results of operations.
Table 2 summarizes net interest income and the net interest margin for the three years ended December 31, 2013.
Table 2: Net Interest Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income	$35,523	$38,439	$39,241
Tax equivalent adjustments	633	611	544
Net interest income (FTE)	$36,156	$39,050	$39,785
Net interest margin	3.14%	3.44%	3.62%
Tax equivalent adjustments	0.05%	0.05%	0.05%
Net interest margin (FTE)	3.19%	3.49%	3.67%
The Corporation’s net interest income on a fully tax equivalent basis was $36,156 in 2013, compared to $39,050 in 2012. This follows a decrease of $735, or 1.8%, between 2012 and 2011. The net interest margin (FTE), which is determined by dividing tax equivalent net interest income by average earning assets, was 3.19% in 2013, a decrease of 30 basis points from 2012. This follows a decrease of 18 basis points for 2012 compared to 2011.
Interest income on a fully tax equivalent basis totaled $42,312 for 2013 compared to $46,559 in 2012, a decline of $4,247, or 9.1%. The decline in interest income was primarily a result of the continued lower interest rate environment and its impact on increased cash flow and reinvestment opportunities especially in the investment securities and indirect loan portfolios. Both portfolios have relatively short average lives and the lower interest rates have led to increased prepayments and lower reinvestment opportunities. Conversely, the shorter average lives would be expected to benefit the Corporation in a rising interest rate environment. Overall, average earning assets increased $15,027, or 1.3%, to $1,132,514 in 2013 as compared to $1,117,487 in 2012. Deposits generally have had a shorter average life and have repriced more quickly than loans, as evidenced by the decrease in interest expense which ended 2013 at $6,156 compared to $7,509 in 2012. The cost of funds dropped by 16 basis points from December 31, 2013 to December 31, 2012.

Average loans increased $19,634, or 2.2%, to $893,132 in 2013 as compared to $873,498 in 2012. The increase in average loans was mainly attributable to growth in the installment and commercial loan portfolios which increased $17,215 and $8,343, respectively. Offsetting these increases was a decline in the real estate mortgage portfolio of $5,611. Average home equity loans decreased $313, or 0.29%, from 2012. Investment securities, both taxable and tax-free, decreased $8,944, to

$217,882 in 2013 compared to $226,826 in 2012. Federal funds sold and other short-term investments increased $4,337 over the same period.
Average interest-bearing deposits increased by $21,200, or 2.4%, and average noninterest-bearing deposits increased $4,562, or 3.3%, during 2013, resulting in an increase in total average deposits of $25,762, or 2.5%, compared to 2012. The increase in average interest-bearing deposits was mainly a result of an increase in average savings deposit accounts of $12,243 or 11.0%. Average consumer time deposits, public time deposits, and interest bearing demand accounts increased year over year by 1.1%, 2.9%, and 2.1%, respectively. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2013 in comparison to 2012. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2013 and 2012, there were no outstanding brokered time deposits.
Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 3 presents an analysis of increases and decreases in interest income and expense due to changes in volume (changes in the balance sheet) and rate (changes in interest rates) during the two years ended December 31, 2013. Changes that are not due solely to either a change in volume or a change in rate have been allocated proportionally to both changes due to volume and rate. The table is presented on a tax-equivalent basis.
Table 3: Rate/Volume Analysis of Net Interest Income (FTE)

	Year Ended December 31,
	Increase (Decrease) in Interest Income/Expense in 2013 over 2012			Increase (Decrease) in Interest Income/Expense in 2012 over 2011
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(203)	$(700)	$(903)	$(224)	$(946)	$(1,170)
State and political subdivisions	53	(4)	49	325	(159)	166
Federal funds sold and short-term investments	8	(15)	(7)	(31)	9	(22)
Restricted stock	—	(8)	(8)	—	8	8
Commercial loans	373	(1,894)	(1,521)	1,345	(1,861)	(516)
Residential real estate loans	(287)	(123)	(410)	(234)	(139)	(373)
Home equity lines of credit	(12)	(155)	(167)	(43)	68	25
Installment loans	558	(1,838)	(1,280)	937	(2,389)	(1,452)
Total Interest Income	490	(4,737)	(4,247)	2,075	(5,409)	(3,334)
Consumer time deposits	45	(1,062)	(1,017)	(279)	(2,035)	(2,314)
Public time deposits	14	57	71	(23)	137	114
Savings deposits	5	(54)	(49)	12	(74)	(62)
Money market accounts	(2)	(24)	(26)	11	(95)	(84)
Interest-bearing demand	2	(87)	(85)	14	(91)	(77)
Short-term borrowings	3	3	6	—	(1)	(1)
FHLB advances	(16)	(221)	(237)	94	(283)	(189)
Trust preferred securities	—	(16)	(16)	—	13	13
Total Interest Expense	51	(1,404)	(1,353)	(171)	(2,429)	(2,600)
Net Interest Income (FTE)	$439	$(3,333)	$(2,894)	$2,246	$(2,980)	$(734)

Total interest income on a fully tax equivalent basis was $42,312 in 2013 as compared to $46,559 in 2012, a decrease of $4,247, or 9.1%. The decrease was attributable to an increase in volume of $490 and a decrease of $4,737 attributable to rate, when comparing 2013 to 2012. Of the $490 increase due to volume, installment and commercial loans increased by $558 and $373, respectively and were offset by a $287 decrease in residential real estate loans. Given the continued lower interest rate environment and the competitive nature of indirect lending, installment loans accounted for $1,838 of the decrease in interest income due to rate. Commercial loans by their structure are also sensitive to interest rates, accounting for $1,894 of the decline in interest income due to rate. Total interest expense was $6,156 in 2013 compared to $7,509 in 2012. This is a decrease of $1,353, or 18.0%. Interest expense increased $51 attributable to volume and decreased $1,404 as a result of a decline in rates.
Total interest expense on a fully tax equivalent basis was $6,156 in 2013 as compared to $7,509 in 2012, a decrease of $1,353, or 18.0%. The decrease was attributable to an increase in volume of $51 and a decrease of $1,404 attributable to rate, when comparing 2013 to 2012. Of the $1,404 decrease due to rate, consumer time deposits decreased $1,062 year over year. This is a reflection of the low interest rate environment as the Corporation’s cost of funds decreased from 0.80% to 0.64% year over year.
Although difficult to isolate, changing customer preferences and competition impact the rate and volume factors. Due to the current lower interest rate environment, loans and investments continued to reprice at lower interest rates resulting in a decrease in net interest income due to rate of $3,333. The effect of changes in both rate and volume was a decrease of $2,894 in net interest income on a fully tax equivalent basis during 2013.
2012 versus 2011 Net Interest Income Comparison
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
Interest income on a fully tax equivalent basis totaled $46,559 for 2012 compared to $49,893 in 2011, a decline of $3,334, or 6.7%. The decline in interest income was primarily a result of the continued lower interest rate environment and its impact on increased cash flow and reinvestment opportunities, especially in the investment securities and indirect loan portfolios. Both portfolios had relatively short average lives and the lower interest rates led to increased prepayments and lower reinvestment opportunities. Conversely the shorter average lives should benefit the Corporation in a rising interest rate environment. Overall, average earning assets increased $32,075, or 3.0%, to $1,117,487 in 2012 as compared to $1,085,412 in 2011. Deposits generally had a shorter average life and re-priced more quickly than loans, as evidenced by the decrease in interest expense which ended 2012 at $7,509 compared to $10,108 in 2011. The cost of funds dropped by 29 basis points from December 31, 2011 to December 31, 2012.
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
Average interest-bearing deposits increased by $4,697, or 0.5%, and average non-interest-bearing deposits increased $15,291, or 12.6%, during 2012, resulting in an increase in total average deposits of $19,988, or 2.0%, compared to 2011. The increase in average interest-bearing deposits was mainly a result of an increase in average interest-bearing demand accounts of $12,764, or 8.5%, as well as increases of $6,003 and $13,250, or 6.0% and 13.6%, in average money market accounts and savings accounts, respectively. These increases were offset by decreases in public and consumer time deposit accounts of $3,568 and $23,752, respectively. The Corporation uses FHLB advances as an alternative wholesale funding source. The use of FHLB advances as an alternative funding source remained relatively constant during 2012 in comparison to 2011. The Corporation may also use from time to time brokered time deposits as they are a comparably priced substitute for FHLB advances. Brokered deposits require no collateralization compared to FHLB advances which require collateral in the form of real estate mortgage loans and securities. At the end of 2012 and 2011, there were no outstanding brokered time deposits.

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
Changing customer preferences and competition impact the rate and volume factors. Due to the lower interest rate environment, loans and investments continued to reprice at lower interest rates, resulting in a decrease in net interest income due to rate of $2,980. The effect of changes in both rate and volume was a decrease of $734 in net interest income on a fully tax equivalent basis during 2012.
Noninterest Income
Table 4: Details of Noninterest Income

	Year ended December 31,
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	(Dollars in thousands)
Investment and trust services	$1,555	$1,563	$1,610	(0.5)%	(2.9)%
Deposit service charges	3,509	3,811	4,079	(7.9)%	(6.6)%
Other service charges and fees	3,279	3,082	3,246	6.4%	(5.1)%
Income from bank owned life insurance	752	742	722	1.3%	2.8%
Other income	521	877	330	(40.6)%	165.8%
Total fees and other income	9,616	10,075	9,987	(4.6)%	0.9%
Securities gains, net	178	189	832	(5.8)%	(77.3)%
Gain on sale of loans	2,324	1,575	889	47.6%	77.2%
Gain (Loss) on sale of other assets, net	8	(92)	(293)	(108.7)%	(68.6)%
Total noninterest income	$12,126	$11,747	$11,415	3.2%	2.9%
2013 versus 2012 Noninterest Income Comparison
Amidst today's low interest rate environment, total noninterest income increased 3.2% for the year ended December 31, 2013 compared to 2012. Noninterest income was driven primarily from total fees and other income of $9,616, which was down 4.6% year over year, and the gain (loss) on the sale of assets which increased 50.1% year over year to $2,510.
Total fees and other income consists of five primary groups: investment and trust services, deposit service charges, other service charges and fees, income from bank owned life insurance and other income.
Investment and trust service income was $1,555, which was relatively consistent year over year, as commissions decreased slightly by 0.5%.
Deposit service charges decreased 7.9%, in 2013 to $3,509 from $3,811 in 2012. Service charges on deposit accounts are dependent on customer activity and behavior. Management reviews deposit account fee plans periodically to maintain consistency with competitors.
Total other service charges and fees, which consists of servicing fee income, bank card service charges and ATM service charges, increased by 6.4% in 2013 to $3,279 from $3,082 in 2012. The most prominent increase year over was in net servicing fee income which was $404 in 2013, compared to $272 in 2012, an increase of 48.5%. The Corporation retains the servicing rights for both sold mortgage loans and indirect auto loans.
Income from bank owned life insurance experienced a slight increase of 1.3%, to $752 during 2013 compared to $742 in 2012.

Other income, which includes mortgage banking activities, commercial SWAP fee income, safe deposit box fees and miscellaneous income decreased by 40.6% year over year to $521 in 2013 from $877 in 2012. Mortgage banking business declined in the second half of 2013, primarily due to higher interest rates and the fair value of the Corporation’s interest rate lock decreased substantially. Off-setting this decrease was $188 in commercial SWAP fee income recognized in 2013. No such income was recognized in 2012, as this product was not offered.
Gain (loss) on the sale of assets is comprised of the sale of securities, loans and other assets. Net gain on the sale of securities was $178 in 2013 compared to $189 in 2012. A gain of $8 was recognized on the sale of other assets during 2013 compared to a loss of $92 during 2012. The Corporation decreased the number of other real estate owned properties managed year over year.
The following table details the Corporations gain on the sale of loans for the years ended December 31:

	Year ended December 31,
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	(Dollars in thousands)
Gain on sale of mortgage loans	1,457	1,287	598	13.2%	115.2%
Gain on sale of indirect auto loans	336	288	291	16.7%	(1.0)%
Gain on sale of SBA loans	531	—	—	100.0%	—%
	$2,324	$1,575	$889	47.6%	77.2%
The most notable increase in noninterest income was the gain on the sale of loans of $2,324 compared to $1,575 in 2012, an increase of 47.6%. The mortgage and refinance boom provided substantial gain over the past two years on the sale of mortgage loans, as the Corporation grew its mortgage operations. Gain on the sale of mortgage loans for 2013 was $1,457, an increase of 13.2% from $1,287 in 2012. This increase was recognized by the Corporation, despite a gradual decrease in loan sales due to the rising interest rate environment in the second half of 2013. The Corporation originates indirect auto loans in a niche market of high quality borrowers. A portion of these loans were booked to the Corporation’s portfolio and the remainder were sold to a number of other financial institutions with servicing retained by the Corporation. The gain on the sale of indirect auto loans was $336 for 2012, compared to $288 for 2012. During the fourth quarter of 2013, the Corporation established an SBA lending team, with the intent to originate to sell and generate revenue growth. For 2013, a gain on the sale of SBA loans of $531 was recognized.
2012 versus 2011 Noninterest Income Comparison
Total noninterest income was $11,747 in 2012 compared to $11,415 in 2011. This was an increase of $332, or 2.9%.
Total fees and other income, which consisted of noninterest income before gains and losses, was $10,075 in 2012 as compared to $9,987 in 2011. This was an increase of $88, or 0.9%. Deposit service charges, which included overdraft, stop payment and return item fees, amounted to $3,811 for 2012 as compared to $4,079 for 2011 and were negatively impacted by federal legislation limiting overdraft fees on debit card transactions. Other service charges and fees included debit, ATM and merchant services, which were $3,082 during 2012, a decrease of $164, or 5.1%, compared to 2011. Also included in other service charges and fees were servicing fees from sold loans. The Corporation retained the servicing rights for both sold mortgage loans and indirect auto loans. Net servicing fee income for 2012 was $272 compared to $298 for 2011.
Other income increased $547 to $877 in 2012 as compared to $330 in 2011. The increase was attributable to fees collected as part of the Corporation's decision to switch providers of its retail debit cards and from an increase in the fair value of interest rate lock commitments resulting from the strategy to grow its mortgage banking activities in 2012 and going forward.
The gains on the sale of mortgages for 2012 were $1,287 compared to $598 for 2011. This increase was due primarily to mortgage rates remaining near record lows during 2012, leading to strong refinance activity and an increase in local home buying in the Corporation's market. In the third quarter of 2012, the Corporation announced the opening of a Mortgage Banking Center in Solon, Ohio, as well as adding a sales team responsible for growing the mortgage business in Eastern Cuyahoga County. The gain on the sale of indirect auto loans was $288 for 2012, compared to $291 for 2011.
Due to the record low market interest rates during 2012, securities purchased at a premium were subject to faster prepayment rates, which reduced the yield on investments. To mitigate further margin pressure, the Corporation sold $25,462 of its available-for-sale securities prior to call or maturity in order to reinvest the proceeds in other securities before any further interest rate cuts reduced the yield on securities available for purchase. Gains on the sale of available-for-sale securities were $189 in 2012 compared to $832 in 2011.
Noninterest Expense
Table 5: Details on Noninterest Expense

	Year ended December 31,
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	(Dollars in thousands)
Salaries and employee benefits	$18,058	$16,768	$15,944	7.7%	5.2%
Furniture and equipment	4,234	4,782	3,987	(11.5)%	19.9%
Net occupancy	2,310	2,207	2,310	4.7%	(4.5)%
Professional fees	1,870	2,034	1,854	(8.1)%	9.7%
Marketing and public relations	1,216	1,231	1,002	(1.2)%	22.9%
Supplies, postage and freight	1,045	1,091	1,107	(4.2)%	(1.4)%
Telecommunications	669	731	727	(8.5)%	0.6%
Ohio franchise tax	1,213	1,232	1,298	(1.5)%	(5.1)%
FDIC assessments	1,039	1,304	1,749	(20.3)%	(25.4)%
Other real estate owned	382	570	1,021	(33.0)%	(44.2)%
Loan and collection expense	1,427	1,150	1,364	24.1%	(15.7)%
Other expense	1,724	1,803	1,781	(4.4)%	1.2%
Total noninterest expense	$35,187	$34,903	$34,144	0.8%	2.2%
2013 versus 2012 Noninterest Expense Comparison
Noninterest expense was $35,187 in 2013, compared to $34,903 in 2012, an increase of $284 or 0.8%. Expense management continued to be a major area of focus for the Corporation. Salaries and employee benefit costs represents the Corporation's largest noninterest expense, accounting for 51.3% of total noninterest expense, which is inherent in a service based industry such as financial services. Salaries and employee benefits increased $1,290 or 7.7%. During 2013, the Corporation recognized a $712 expense due to the establishment of the Supplemental Executive Retirement Plan, $153 in settlement charges due to the aggregate amount of lump sum distributions to participants in the Corporations defined benefit pension plan and increases associated with the launch of the Corporations newly formed SBA lending team. Other operating expenses were generally controlled as FDIC insurance costs decreased by $265, or 20.3%, and other real estate owned expenses decreased 33.0% which helped to offset the salary and employee benefits increase.
2012 versus 2011 Noninterest Expense Comparison
Noninterest expense was $34,903 in 2012, compared to $34,144 in 2011, an increase of $759 or 2.2%. Expense management continues to be a major area of focus for the Corporation. Salaries and employee benefit costs represented the Corporation's largest noninterest expense, accounting for 48.0% of total noninterest expense. Salaries and employee benefits increased $824 or 5.2%. The increase in salaries and employee benefits was part of the Corporation's strategy to increase revenues by expanding its market presence within northeast Ohio through the addition of experienced commercial and mortgage lenders and underwriters to support such growth. Professional fees increased $180, or 9.7%, compared to 2011, primarily as a result of legal expenses related to the Treasury’s auction of TARP preferred shares to private investors and costs associated with the conversion of the Corporation’s bank operating system.
While actions taken by the FDIC increased FDIC assessment costs in prior years, regulations which became effective in 2011 reduced the Corporation's FDIC insurance cost. FDIC assessments cost decreased $445 or 25.4%. Overall expenses related to the collection of delinquent loans and foreclosed properties decreased in 2012 compared to 2011. Other real estate owned expenses decreased $451 or 44.2% for 2012, mainly as a result of the lower number of properties transferred from the loan portfolio as a result of foreclosures. Loan and collection expense also decreased $214 or 15.7% in 2012, primarily due to lower problem assets under management in addition to overall improvements in credit quality.

Income Taxes
2013 versus 2012 Income taxes
The Corporation recognized tax expense of $1,926 during 2013 compared to $1,934 for 2012. The Corporation’s effective tax rate was 23.8% for 2013. Included in net income for 2013 was $2,044 of nontaxable income, including $624 related to life insurance policies and $1,420 of tax-exempt investment and loan interest income. The tax-exempt income, together with the Corporation’s relatively small amount of nondeductible expenses, led to income subject to tax that was significantly less than the Corporation’s income before income tax expense. The new market tax credit generated by North Coast Community Development Corporation (NCCDC), a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. NCCDC’s new market tax credit award was granted on December 29, 2003 and will remain in effect through 2020. Over the remaining seven years of the award, it is expected that projects will be financed through NCCDC with the intent of improving the overall economic conditions in Lorain County and generating additional interest income through the funding of qualified loans for these projects and tax credits for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2013 and December 31, 2012, generating a tax credit of $58 and $208, respectively.
2012 versus 2011 Income taxes
The Corporation recognized tax expense of $1,934 during 2012 compared to $1,156 for 2011. The Corporation’s effective tax rate was 24.1% for 2012. Included in net income for 2012 was $1,989 of nontaxable income, including $617 related to life insurance policies and $1,372 of tax-exempt investment and loan interest income. The tax-exempt income, together with the Corporation’s relatively small amount of nondeductible expenses, led to income subject to tax that was significantly less than the Corporation’s income before income tax expense. The new market tax credit generated by NCCDC, also had a significant impact on income tax expense and contributes to a lower effective tax rate for the Corporation. The Corporation had total qualified investments in NCCDC of $9,000 at December 31, 2012 and December 31, 2011, generating a tax credit of $208 and $270, respectively.

Financial Condition
Overview
The Corporation’s total assets at December 31, 2013 were $1,230,257 compared to $1,178,254 at December 31, 2012. This was an increase of $52,003, or 4.4%. Total securities available for sale increased $12,359, or 6.1%, over December 31, 2012. Portfolio loans increased by $19,751, or 2.2%, from December 31, 2012. Total deposits at December 31, 2013 were $1,045,589 compared to $999,592 at December 31, 2012. Total interest-bearing liabilities were $1,113,111 at December 31, 2013 compared to $1,063,453 at December 31, 2012.
Securities
The distribution of the Corporation’s securities portfolio at December 31, 2013 and December 31, 2012 is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-K. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. At December 31, 2013, the entire portfolio consisted of available for sale securities comprised of 30.3% U.S. Government agencies, 43.6% U.S. agency mortgage backed securities, 8.6% U.S. collateralized mortgage obligations 15.3% municipal securities and 2.2% of preferred securities. This compares to 18.2% U.S. Government agencies, 54.8% U.S. agency mortgaged backed securities, 11.2% U.S. collateralized mortgage obligations and 15.8% municipal securities as of December 31, 2012.

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
At December 31, 2013, the available for sale securities portfolio had unrealized gains of $2,754 and unrealized losses of $8,651. The unrealized losses represent 3.9% of the total amortized cost of the Corporation’s available for sale securities. Available for sale securities with an unrealized loss position for twelve months or longer totaled $961 and available for sale securities with an unrealized loss position for less than twelve months totaled $7,690 at December 31, 2013. The unrealized gains and losses at December 31, 2012 were $5,330 and $338, respectively. See Note 5 to the Consolidated Financial Statements for further detail.

Tables 6 and 7 present the maturity distribution of securities and the weighted average yield for each maturity range for the year ended December 31, 2013.
Table 6: Maturity Distribution of Available for Sale Securities at Amortized Cost

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2013	2012	2011
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$56,851	$15,000	$—	$71,851	$36,868	$56,762
Mortgage backed securities	69,709	18,748	5,856	94,313	109,440	103,624
Collateralized mortgage obligations	14,012	3,700	938	18,650	22,483	29,537
State and political subdivisions	17,190	9,738	5,593	32,521	29,980	30,000
Preferred securities	4,684	—	—	4,684	—	—
Total securities available for sale	$162,446	$47,186	$12,387	$222,019	$198,771	$219,923
Although the above table indicates that a portion of the Corporation’s investment portfolio at December 31, 2013 matures after ten years, the actual average life and duration of the investment portfolio at December 31, 2013 was effectively much shorter due to imbedded call features of several U.S. government agencies as well as monthly cash flows received from U.S. mortgage-backed securities and U.S. collateralized mortgage obligations.

Table 7: The Weighted Average Yield for Each Range of Maturities of Securities

	From 1 to 5 Years	From 5 to 10 Years	After 10 Years	At December 31,
				2013	2012	2011
Securities available for sale:
U.S. Government agencies and corporations	1.92%	0.02%	—%	1.87%	1.30%	2.07%
Mortgage backed securities	2.50	2.27	2.43	2.45	2.75	3.76
Collateralized mortgage obligations	2.76	2.38	2.59	2.68	2.73	4.21
State and political subdivisions (1)	3.78	3.68	3.73	3.74	3.87	6.04
Preferred securities	4.97	—	—	4.97	—	—
Total securities available for sale	2.52%	1.85%	3.04%	2.52%	2.65%	3.69%
____________________________

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.
Loans
The detail of loan balances are presented in Note 7 to the Consolidated Financial Statements contained within this Form 10-K.
Total portfolio loans at December 31, 2013 were $902,299. This was an increase of $19,751, or 2.2%, over December 31, 2012. The Corporation believes that its loan portfolio was well-diversified at December 31, 2013. Commercial and commercial real estate loans represented 54.3%, indirect loans represented 22.9%, home equity loans comprised of 13.6%, residential real estate mortgage loans represented 7.4% and consumer loans comprised of 1.8% of total portfolio loans.
Loan balances and loan mix are presented by type for the five years ended December 31, 2013 in Table 8 below.

Table 8: Loan Portfolio Distribution

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial real estate	$401,591	$414,005	$381,852	$375,803	$369,539
Commercial	88,646	68,705	76,570	65,662	67,772
Residential real estate	66,507	64,983	64,524	74,685	96,298
Home equity loans	123,076	122,830	126,958	132,536	134,489
Indirect	206,323	199,924	180,089	150,031	120,101
Consumer	16,156	12,101	13,095	13,862	14,998
Total Loans	902,299	882,548	843,088	812,579	803,197
Allowance for loan losses	(17,505)	(17,637)	(17,063)	(16,136)	(18,792)
Net Loans	$884,794	$864,911	$826,025	$796,443	$784,405

	At December 31,
	2013	2012	2011	2010	2009
Loan Mix Percent
Commercial real estate	44.5%	46.9%	45.3%	46.2%	46.0%
Commercial	9.8%	7.8%	9.1%	8.1%	8.4%
Residential real estate	7.4%	7.4%	7.6%	9.2%	12.0%
Home equity loans	13.6%	13.9%	15.1%	16.3%	16.7%
Indirect	22.9%	22.6%	21.4%	18.5%	15.0%
Consumer	1.8%	1.4%	1.5%	1.7%	1.9%
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $490,237 at December 31, 2013. This was an increase of $7,527, or 1.6%, over December 31, 2012 and reflected the Corporation’s continued commitment to support commercial lending activities in its local and regional markets. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are primarily adjustable rate 1-4 family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Residential real estate mortgage totaled $66,507 of the loan portfolio at December 31, 2013. Residential real estate mortgage loans increased $1,524, or 2.3%, in comparison to December 31, 2012. The Corporation continued to sell most of its new loan production primarily due to the favorable interest rate environment during 2013 coupled with the level of refinancing in the market place. Mortgage refinancing and home purchases rose sharply during the first half of 2013, fueled by interest rate declines. Interest rates rose during the second half of 2013 which decreased customer demand resulting in significantly lower mortgage originations and refinancing activity.
Indirect auto loans at December 31, 2013 increased $6,399, or 3.2%, compared to December 31, 2012. A portion of these loans were booked to the Corporation’s portfolio and the remainder were sold to a number of other financial institutions with servicing retained by the Corporation. A total of $45,046, of indirect consumer loans were sold during 2013 compared to $40,478 for 2012. Home equity loans increased $246, or 0.2%, when compared to December 31, 2012. Consumer loans increased $4,055, or 33.5%, in comparison to December 31, 2012. The increase in consumer loans was attributable to a successful loan marketing campaign within the branch network.
Loans held for sale were not included in portfolio loans, and as of December 31, 2013 total loans classified as held for sale were $4,483. Residential real estate mortgage loans represented $611, or 13.6%, and indirect loans represented $3,872, or 86.4%, of loans held for sale.
Table 9 shows the amount of portfolio loans outstanding as of December 31, 2013 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing have been classified as due in one year or less for purposes of the table.

Table 9: Loan Maturity and Repricing Analysis

December 31, 2013
Due in one year or less	$201,417
Due after one year but within five years	434,256
Due after five years	266,626
Totals	$902,299
Due after one year with a predetermined fixed interest rate	$540,507
Due after one year with a floating interest rate	160,375
Totals	$700,882
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
At the end of 2009, the Corporation implemented a more robust process in order to improve asset quality going forward. This process which includes executive management, finance, credit, lending and legal is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured”, adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review Committee of its Board of Directors which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
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
While the local economy has improved it remains fragile in certain respects as does the real estate market and valuations. With its exposure to commercial real estate loans, including construction and development loans, and consumer real estate in the form of home equity loans. Management continued to monitor their performance due to the past and recent volatility in real estate valuations.
Table 10 presents the detailed activity in the allowance for loan losses and related charge-off activity for the five years ended December 31, 2013.

Table 10: Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$17,637	$17,063	$16,136	$18,792	$11,652
Charge-offs:
Commercial real estate	(2,325)	(3,199)	(5,195)	(8,508)	(5,443)
Commercial	(121)	(213)	(262)	(1,507)	(1,862)
Residential real estate	(754)	(1,430)	(1,664)	(1,491)	(1,561)
Home equity loans	(1,775)	(1,372)	(1,895)	(1,091)	(1,652)
Indirect	(678)	(963)	(695)	(455)	(937)
Consumer	(366)	(401)	(398)	(573)	(1,022)
Total charge-offs	(6,019)	(7,578)	(10,109)	(13,625)	(12,477)
Recoveries:
Commercial real estate	697	388	280	87	102
Commercial	8	45	42	157	113
Residential real estate	350	96	22	30	3
Home equity loans	66	35	62	39	70
Indirect	335	288	209	293	219
Consumer	56	58	68	138	93
Total Recoveries	1,512	910	683	744	600
Net Charge-offs	(4,507)	(6,668)	(9,426)	(12,881)	(11,877)
Provision for loan losses	4,375	7,242	10,353	10,225	19,017
Balance at end of year	$17,505	$17,637	$17,063	$16,136	$18,792

Average Portfolio loans outstanding	$887,865	$869,454	$823,962	$796,849	$807,410
Ratio to average loans:
Net Charge-offs	0.51%	0.77%	1.14%	1.62%	1.47%
Provision for loan losses	0.49%	0.83%	1.26%	1.28%	2.36%

Loans outstanding at end of year	$902,299	$882,548	$843,088	$812,579	$803,197

Allowance for loan losses:
As a percent of loans at end of year	1.94%	2.00%	2.02%	1.99%	2.34%
As a multiple of net charge-offs	3.88	2.65	1.81	1.25	1.58
The allowance for loan losses at December 31, 2013 was $17,505, or 1.94%, of outstanding loans, compared to $17,637, or 2.00%, of outstanding loans at December 31, 2012. The allowance for loan losses was 79.62% and 63.45% of nonperforming loans at December 31, 2013 and 2012 respectively.
Net charge-offs for the year ended December 31, 2013 were $4,507, compared to $6,668 for the year ended December 31, 2012. Net charge-offs as a percent of average loans was 0.51% for 2013 and 0.77% for 2012. Net charge-offs on commercial and commercial real estate loans are primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value which is current appraised value less costs to sell. The provision charged to expense was $4,375 for the year ended December 31, 2013 compared to $7,242 for 2012. Overall of the periods the Corporation’s credit quality improved, which has led to lower net charge-offs and a decrease in the provision for loan losses.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at December 31, 2013. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.

The following table sets forth the allocation of the allowance for loan losses by loan category as of December 31, 2013 and December 31, 2012, as well as the percentage of loans in each category to total loans.  This allocation was based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	2013		2012
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$10,122	44.5%	$11,386	46.9%
Commercial	497	9.8%	835	7.8%
Residential real estate	1,411	7.4%	1,559	7.4%
Home equity loans	3,484	13.6%	2,357	13.9%
Indirect	1,593	22.9%	1,230	22.6%
Consumer	398	1.8%	270	1.4%
Total	$17,505	100.0%	$17,637	100.0%
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
Funding Sources
  The primary source of funds continued to be the generation of deposit accounts within the Corporation's primary market. In order to achieve deposit account growth, the Corporation offered retail and business customers a full line of deposit products that included interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generated funds through local borrowings generated by a business sweep product. Wholesale funding sources included lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time utilized brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 11 highlights the average balances and the average rates paid on these sources of funds for the three years ended December 31, 2013.

The following table shows the various sources of funding for the Corporation.

Table 11: Funding Sources

	Average Balances Outstanding			Average Rates Paid
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Noninterest-bearing checking	$141,639	$137,077	$121,786	—%	—%	—%
Interest-bearing checking	165,846	162,431	149,667	0.05%	0.11%	0.17%
Savings deposits	123,179	110,936	97,686	0.04%	0.09%	0.16%
Money market accounts	104,758	105,951	99,948	0.17%	0.19%	0.29%
Consumer time deposits	434,771	429,928	453,680	0.93%	1.18%	1.62%
Public time deposits	67,080	65,188	68,756	0.73%	0.64%	0.44%
Total Deposits	$1,037,273	$1,011,511	$991,523	0.54%	0.59%	0.84%
Short-term borrowings	1,807	942	763	0.40%	0.07%	0.26%
FHLB borrowings	46,609	47,828	42,640	1.35%	1.81%	2.47%
Junior subordinated debentures	16,322	16,315	16,321	4.19%	4.28%	4.20%
Total borrowings	$64,738	$65,085	$59,724	2.04%	2.40%	2.92%
Total funding	$1,102,011	$1,076,596	$1,051,247	0.64%	0.80%	0.96%
Average deposit balances increased 2.5% in 2013 and 2.0% in 2012. Low-cost deposits, namely checking, savings and money market accounts, accounted for 51.6% of total deposits at December 31, 2013. The improved mix and the extended lower interest rate environment has contributed significantly to the bank's lower funding cost. These low-cost funds had an average yield of 0.54% in 2013 compared to 0.59% in 2012 and 0.84% in 2011. Included in these funds are money market accounts which carried an average yield of 0.17% in 2013 compared to 0.19% in 2012. Time deposits over the last three years to total average deposits were 48.4% in 2013, 48.9% in 2012 and 52.7% in 2011. Average time deposits were $501,851 in 2013 compared to $495,116 in 2012. This was an increase of $6,735, or 1.4%. Public fund time deposits represented 13.4% and 13.2% of total average time deposits during 2013 and 2012, respectively. At December 31, 2013, 2012 and 2011, the Corporation had no brokered time deposit balances.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased, short term borrowings and repurchase agreements. Short-term borrowings increased during 2013 to $4,576 at December 31, 2013 compared to $1,115 at December 31, 2012. The Corporation did not have any Federal funds purchased at December 31, 2013 and December 31, 2012.
As part of the Corporation’s redemption of the Series B Preferred Stock approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December of 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 at prime rate, 3.50% at December 31, 2013.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank advances of $46,708 and junior subordinated debentures of $16,238 at December 31, 2013. Federal Home Loan Bank advances were $46,508 at December 31, 2012. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Maturities of Federal Home Loan Bank advances are presented in Note 11 to the Consolidated Financial Statements contained within this Form 10-K.
During 2007, the Corporation completed a private offering of trust preferred securities, as described in Note 12 to the Consolidated Financial Statements contained within this Form 10-K. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume-weighted average price of $4.41 per share. At December 31, 2013, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.
Capital Resources
At December 31, 2013, the Corporation’s total market capitalization was $97,025 compared to $46,872 at December 31, 2012. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013 and December 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$122,795	12.89%	$76,230	8.0%	$95,290	10.0%
Tier 1 Capital (to Risk Weighted Assets)	110,815	11.63	38,116	4.0	57,174	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,815	9.22	48,086	4.0	60,108	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$114,425	12.47%	$73,423	8.0%	$91,779	10.0%
Tier 1 Capital (to Risk Weighted Assets)	102,877	11.21	36,712	4.0	55,067	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	102,877	8.79	46,820	4.0	58,525	5.0
Total shareholders' equity was $111,456 at December 31, 2013 compared to $110,144 at December 31, 2012. This is an increase of 1.2%, or $1,312 from one year ago. Total equity increased due to net income of $6,161. The increase was partially offset by a $6,428 decrease in other comprehensive income and the declaration of preferred and common shareholder dividends totaling $908 for the year ended December 31, 2013.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. At December 31, 2013 the Corporation held 328,194 shares of common stock as treasury stock at a cost of $6,092. No shares were acquired under this program in 2013.
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
In the fourth quarter of 2012, the Corporation completed the repurchase of 6,343 shares of Series B Preferred Stock from private investors, representing $6.3 million in face liquidation amount of the shares, or approximately 25% of the outstanding shares, of the Series B Preferred Stock in exchange for cash at an average price per share of $970.84, plus accrued and unpaid interest. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized an increase to retained earnings of $141.
On March 15, 2013, the Corporation completed the exchange (the “Exchange”) of newly issued common shares, $1.00 par value per share, (“Common Shares”) for shares of its Series B Preferred Stock with certain institutional and private investors (the "Sellers"). In the Exchange, the Corporation issued an aggregate of 1,359,348 Common Shares at a price of $7.16 per share to the Sellers in exchange for an aggregate of 9,733 shares of Series B Preferred Stock at a price of 100% of the per share liquidation preference, or $1,000 per share. The Corporation also delivered cash to the Sellers in lieu of fractional Common Shares and cash in an amount equal to the accrued and unpaid dividends due on the shares of Series B Preferred Stock.
On December 12, 2013, the Corporation entered into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. The transactions were approved by the Board of Directors of the Corporation, by a majority of the disinterested directors of the Corporation and by the Corporation’s Audit and Finance Committee. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million. The Purchase Agreement, among other things, provided the Investors with certain registration rights, pursuant to which the Corporation filed a Registration Statement on Form S-3 with the SEC, which was declared effective on January 16, 2014.
Following the completion of the issuance and sale of Common Shares pursuant to the Purchase Agreement, on December 17, 2013, the Corporation issued a notice of redemption of all 9,147 remaining shares of Series B Preferred Stock, to be funded with the proceeds of the sale of Common Shares along with cash from $3,000,000 in borrowings under the Corporation’s line of credit with an unaffiliated financial institution and from the Corporation’s accumulated earnings and excess capital. On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends. The Corporation repurchased 1,458 of such shares in a private transaction in December 2013 and redeemed the remaining 7,689 shares of Series B Preferred Stock on the January 17, 2014 redemption date. Additional information regarding the redemption of Series B Preferred Stock is included in Note 24 (Subsequent Events) in the notes to the consolidated financial statements.
The Board of Directors reviews the Corporation’s capital requirements on a regular basis. The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. The Corporation has consistently maintained the regulatory capital ratios of the Corporation and its bank subsidiary, The Lorain National Bank, above “well-capitalized” levels. For further information on capital ratios see Notes 1 and 15 to the Consolidated Financial Statements.
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
Contractual Obligations and Commitments
Contractual obligations and commitments of the Corporation at December 31, 2013 are as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Short-term borrowings	$4,576	$—	$—	$—	$4,576
FHLB advances	1	30,000	17,500	—	47,501
Operating leases	782	1,283	552	556	3,173
Trust preferred securities	—	—	—	16,238	16,238
Benefit payments	318	602	552	1,228	2,700
Severance payments	100	—	—	—	100
Total	$5,777	$31,885	$18,604	$18,022	$74,288
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
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. The Corporation early adopted the ASU for 2011. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013 and December 31, 2012.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of December 31, 2013 the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans.
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

Table 13 sets forth nonperforming assets for the five years ended December 31, 2013.
Table 13: Nonperforming Assets

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial real estate	$11,241	$16,349	$21,512	$25,941	$21,658
Commercial	289	472	1,072	1,333	2,465
Residential real estate	5,231	5,622	6,551	10,287	11,935
Home equity loans	4,464	4,293	4,365	3,137	2,134
Indirect	443	711	711	667	545
Consumer	318	349	260	466	100
Total nonperforming loans	21,986	27,796	34,471	41,831	38,837
Other foreclosed assets	579	1,366	1,687	3,119	1,264
Total nonperforming assets	$22,565	$29,162	$36,158	$44,950	$40,101
Loans 90 days past due accruing interest	$158	$184	$—	$—	$—

Total nonperforming loans as a percent of total loans	2.44%	3.15%	4.09%	5.15%	4.84%
Total nonperforming assets as a percent of total assets	1.83%	2.48%	3.09%	3.90%	3.49%
Allowance for loan losses to nonperforming loans	79.62%	63.45%	49.50%	38.57%	48.39%
The Corporation continues to aggressively manage credit quality and has made great progress managing problem loans over the last few years. Nonperforming loans at December 31, 2013 were $21,986 compared to $27,796 at December 31, 2012, a decrease of $5,810. Nonperforming commercial real estate loans decreased to $11,241 for December 31, 2013 compared to $16,349 at December 31, 2012. These loans were primarily secured by real estate and, in some cases, by SBA guarantees, and were either charged-down to their realizable value or were subject to a specific reserve established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2013 was 1.69% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.26% and 0.19% of total loans at December 31, 2013, respectively.
Other foreclosed assets were $579 as of December 31, 2013, compared to $1,366 from December 31, 2012. The $579 was comprised of three commercial properties totaling $304 and seven residential properties, totaling $275. This compares to six commercial properties totaling $398 and thirteen residential properties, totaling $968 as of December 31, 2012.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At December 31, 2013, the Bank’s liquidity was within its policy limits.
In addition to maintaining a stable source of core deposits, the Bank manages liquidity by seeking continual cash flow in its securities portfolio. At December 31, 2013, the Corporation expected the securities portfolio to generate cash flow in the following 12 months of $37,239 and $67,795 in the following 36 months.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate, which was 3.50% at December 31,

2013. Table 14 highlights the liquidity position of the Bank and the Corporation including total borrowing capacity and current unused capacity for each borrowing arrangement at December 31, 2013.
Table 14: Liquidity

	Borrowing Capacity	Unused Capacity
	(Dollars in thousands)
FHLB Cincinnati	$73,818	$19,237
FRB Cleveland	43,974	43,035
Federal Funds Lines	30,000	30,000
Unaffiliated Financial Institutions	6,000	3,000
Total	$153,792	$95,272
Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $56,959 at December 31, 2013.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend if declared and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity is the dividend that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of December 31, 2013.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At December 31, 2013, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease marginally by $38 or 0.1%, and in a -200 basis point shock, net interest income would decrease $2,139, or 5.6%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At December 31, 2013, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 22% while a -200 basis point change in rates would decrease the value of the Corporation’s equity by 16.8%.

Table 15: GAP Analysis:

	At December 31, 2013
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$24,724	$16,816	$38,701	$33,162	$85,614	$38,401	$237,418
Loans	122,566	171,361	289,145	142,020	113,996	63,211	902,299
Total earning assets	$147,290	$188,177	$327,846	$175,182	$199,610	$101,612	$1,139,717
Interest-bearing liabilities:
Consumer time deposits	$165,646	$192,501	$137,667	$6,945	$—	$91	$502,850
Money Market deposits	103,534	—	—	—	—	—	103,534
Savings deposits	10,047	20,093	60,279	35,163	—	—	125,582
Interest-bearing demand deposits	13,173	26,346	79,038	46,105	—	—	164,662
Short-term borrowings	—	—	29,208	17,500	—	—	46,708
Long-term debt	8,049	—	—	8,189	—	—	16,238
Fed Funds, Repos, Other	4,576	—	—	—	—	—	4,576
Total interest-bearing liabilities	$305,025	$238,940	$306,192	$113,902	$—	$91	$964,150
Cumulative interest rate gap	$(157,735)	$(50,763)	$21,654	$61,280	$199,610	$101,521
RSA/RSL	59%	67%	82%	90%	111%	121%

	At December 31, 2012
	Under 3 Months	3 to 12 Months	1 to 3 Years	3-5 Years	5-15 Years	After 15 Years	Total
		(Dollars in thousands)
Earning Assets:
Securities and short-term investments	$48,918	$22,646	$63,388	$30,789	$45,001	$5,282	$216,024
Loans	144,055	165,072	294,130	121,650	93,284	64,357	882,548
Total earning assets	$192,973	$187,718	$357,518	$152,439	$138,285	$69,639	$1,098,572
Interest-bearing liabilities:
Consumer time deposits	$131,899	$186,381	$136,782	$27,258	$—	$91	$482,411
Money Market deposits	102,792	—	—	—	—	—	102,792
Savings deposits	9,541	19,079	57,238	33,389	—	—	119,247
Interest-bearing demand deposits	12,420	24,840	74,519	43,469	—	—	155,248
Short-term borrowings		15	29,758	16,735	—	—	46,508
Long-term debt	8,119	—	—	8,119	—	—	16,238
Fed Funds, Repos, Other	1,115	—	—	—	—	—	1,115
Total interest-bearing liabilities	$265,886	$230,315	$298,297	$128,970	$—	$91	$923,559
Cumulative interest rate gap	$(72,913)	$(42,597)	$59,221	$23,469	$138,285	$69,548
RSA/RSL	74%	77%	94%	97%	112%	119%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LNB Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of LNB Bancorp, Inc. (the Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LNB Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/    Plante & Moran, PLLC
February 27, 2014
Auburn Hills, Michigan

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks (Note 3)	$36,717	$24,139
Federal funds sold and interest bearing deposits in banks	15,555	6,520
Cash and cash equivalents	52,272	30,659
Securities available for sale, at fair value (Note 5)	216,122	203,763
Restricted stock	5,741	5,741
Loans held for sale	4,483	7,634
Loans:
Portfolio loans (Note 7)	902,299	882,548
Allowance for loan losses (Note 7)	(17,505)	(17,637)
Net loans	884,794	864,911
Bank premises and equipment, net (Note 8)	8,198	8,721
Other real estate owned	579	1,366
Bank owned life insurance	19,362	18,611
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	457	594
Accrued interest receivable	3,621	3,726
Other assets (Note 13)	13,046	10,946
Total Assets	$1,230,257	$1,178,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 9)
Demand and other noninterest-bearing	$148,961	$139,894
Savings, money market and interest-bearing demand	393,778	377,287
Time deposits	502,850	482,411
Total deposits	1,045,589	999,592
Short-term borrowings (Note 10)	4,576	1,115
Federal Home Loan Bank advances (Note 11)	46,708	46,508
Junior subordinated debentures (Note 12)	16,238	16,238
Accrued interest payable	789	882
Accrued expenses and other liabilities	4,901	3,775
Total Liabilities	1,118,801	1,068,110
Shareholders’ Equity (Notes 14 and 15)
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at December 31, 2013 and December 31, 2012.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, 7,689 shares authorized and issued at December 31, 2013 and 18,880 shares at December 31, 2012.	7,689	18,880
Discount on Series B preferred stock	(19)	(65)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,001,717 shares at December 31, 2013 and 8,272,548 at December 31, 2012	10,002	8,273
Additional paid-in capital	51,098	39,141
Retained earnings	53,966	48,767
Accumulated other comprehensive income (loss) (Note 23)	(5,188)	1,240
Treasury shares at cost, 328,194 shares at December 31, 2013 and at December 31, 2012	(6,092)	(6,092)
Total Shareholders’ Equity	111,456	110,144
Total Liabilities and Shareholders’ Equity	$1,230,257	$1,178,254
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012		2011
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$36,409	$39,794		$42,133
Securities:
U.S. Government agencies and corporations	3,587	4,677		5,847
State and political subdivisions	1,191	1,157		1,035
Other debt and equity securities	464	285		277
Federal funds sold and short-term investments	28	35		57
Total interest income	41,679	45,948		49,349
Interest Expense
Deposits	4,838	5,944		8,367
Federal Home Loan Bank advances	628	865		1,053
Short-term borrowings	7	1		2
Junior subordinated debentures	683	699		686
Total interest expense	6,156	7,509		10,108
Net Interest Income	35,523	38,439		39,241
Provision for Loan Losses (Note 7)	4,375	7,242		10,353
Net interest income after provision for loan losses	31,148	31,197		28,888
Noninterest Income
Investment and trust services	1,555	1,563		1,610
Deposit service charges	3,509	3,811		4,079
Other service charges and fees	3,279	3,082		3,246
Income from bank owned life insurance	752	742		722
Other income	521	877		330
Total fees and other income	9,616	10,075		9,987
Securities gains, net (Note 5)	178	189		832
Gains on sale of loans	2,324	1,575		889
Gain (loss) on sale of other assets, net	8	(92)		(293)
Total noninterest income	12,126	11,747		11,415
Noninterest Expense
Salaries and employee benefits (Notes 17,18 & 19)	18,058	16,768		15,944
Furniture and equipment	4,234	4,782		3,987
Net occupancy (Note 8)	2,310	2,207		2,310
Professional fees	1,870	2,034		1,854
Marketing and public relations	1,216	1,231		1,002
Supplies, postage and freight	1,045	1,091		1,107
Telecommunications	669	731		727
Ohio franchise tax	1,213	1,232		1,298
FDIC assessments	1,039	1,304		1,749
Other real estate owned	382	570		1,021
Loan and collection expense	1,427	1,150		1,364
Other expense	1,724	1,803		1,781
Total noninterest expense	35,187	34,903		34,144
Income before income tax expense	8,087	8,041		6,159
Income tax expense (Note 13)	1,926	1,934		1,156
Net Income	6,161	6,107	—	5,003
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	(7,070)	(598)		1,095
Minimum pension liability adjustment, net of taxes during the period	759	(237)		(346)
Less: reclassification adjustments for securities' gains realized in net income, net of taxes	117	126		555
Total other comprehensive income (loss), net of taxes	(6,428)	(961)		194
Comprehensive income (loss)	(267)	5,146		5,197
Dividends and accretion on preferred stock	646	1,266		1,276
Net Income Available to Common Shareholders	$5,515	$4,841		$3,727
Net Income Per Common Share (Note 2)
Basic	$0.61	$0.61		$0.47
Diluted	0.61	0.61		0.47

Dividends declared	0.04	0.04	0.04
Average Common Shares Outstanding
Basic	9,050,901	7,939,433	7,880,249
Diluted	9,070,890	7,943,918	7,880,249
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, January 1, 2011	$25,107	$146	$8,173	$39,455	$40,668	$2,007	$(6,092)	$109,464
Net Income					5,003			5,003
Other comprehensive income, net of tax:						194		194
Share-based compensation				189				189
Restricted shares granted (40,000 shares), net of forfeitures (2,500 shares)			37	(37)				—
Preferred dividends and accretion of discount	15				(1,276)			(1,261)
Common dividends declared, $.04 per share					(315)	—		(315)
Balance, December 31, 2011	$25,122	$146	$8,210	$39,607	$44,080	$2,201	$(6,092)	$113,274
Net Income					6,107			6,107
Other comprehensive loss, net of tax:						(961)		(961)
Share-based compensation				311				311
Restricted shares granted (62,105 shares)			63	(63)				—
Repurchase of warrants		(146)		(714)				(860)
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (6,343 shares)	(6,322)				163			(6,159)
Preferred dividends and accretion of discount	15				(1,266)			(1,251)
Common dividends declared, $.04 per share	—	—	—	—	(317)	—	—	(317)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					6,161			6,161
Other comprehensive loss, net of tax:						(6,428)		(6,428)
Share-based compensation				271				271
Issuance of common stock (1,726,669 shares)			1,726	11,689				13,415
Restricted shares granted (10,000 shares), net of forfeitures (7,500 shares)			3	(3)				—
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock (11,191 shares)	(11,155)				43			(11,112)
Preferred dividends and accretion of discount	10				(646)			(636)
Common dividends declared, $.04 per share	—	—	—	—	(359)	—		(359)
Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating Activities
Net income	$6,161	$6,107	$5,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,375	7,242	10,353
Depreciation and amortization	1,014	1,147	1,228
Amortization of premiums and discounts	2,237	2,738	1,390
Amortization of intangibles	137	137	137
Amortization of loan servicing rights	206	304	201
Amortization of deferred loan fees	(54)	(294)	(54)
Federal deferred income tax expense (benefit)	856	372	(43)
Securities gains, net	(178)	(189)	(832)
Share-based compensation expense	271	310	189
Loans originated for sale	(106,524)	(90,475)	(69,066)
Proceeds from sales of loan originations	111,998	87,864	71,612
Net gain from loan sales	(2,324)	(1,575)	(889)
Net loss (gain) on sale of other assets	(8)	92	293
Net decrease (increase) in accrued interest receivable and other assets	654	(243)	5,372
Net increase (decrease) in accrued interest payable, taxes and other liabilities	1,110	(448)	230
Net cash provided by operating activities	19,931	13,089	25,124
Investing Activities
Proceeds from sales of available-for-sale securities	2,272	25,462	36,427
Proceeds from maturities of available-for-sale securities	65,022	122,244	111,809
Purchase of available-for-sale securities	(92,610)	(129,101)	(152,265)
Net increase in loans made to customers	(24,586)	(46,676)	(42,419)
Proceeds from the sale of other real estate owned	1,172	1,070	3,651
Purchase of bank premises and equipment	(508)	(900)	(774)
Proceeds from sale of bank premises and equipment	22	—	257
Net cash provided by (used in) investing activities	(49,216)	(27,901)	(43,314)
Financing Activities
Net increase in demand and other noninterest-bearing	9,067	13,181	11,237
Net increase in savings, money market and interest-bearing demand	16,491	17,310	41,543
Net increase (decrease) in certificates of deposit	20,439	(21,979)	(40,226)
Net increase (decrease) in short-term borrowings	3,461	888	(705)
Proceeds from Federal Home Loan Bank advances	—	57,500	24,500
Payment of Federal Home Loan Bank advances	(14)	(52,472)	(24,504)
Deferred FHLB prepayment penalty	214	(1,017)	—
Repurchase of warrants	—	(860)
Net proceeds from issuance of common stock	3,682	—	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(1,467)	(6,159)	—
Dividends paid	(975)	(1,568)	(1,576)
Net cash provided by financing activities	50,898	4,824	10,269
Net increase (decrease) in cash and cash equivalents	21,613	(9,988)	(7,921)
Cash and cash equivalents, January 1	30,659	40,647	48,568
Cash and cash equivalents, December 31	$52,272	$30,659	$40,647
Supplemental cash flow information
Interest paid	$6,249	$7,745	$10,424
Income taxes paid	2,325	2,006	960
Transfer of loans to other real estate owned	633	1,173	3,120
Exchange of Preferred shares for Common Shares	9,701	—	—
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
Securities
Securities that are bought and held for the sole purpose of being sold in the near term are deemed trading securities with any related unrealized gains and losses reported in earnings. As of December 31, 2013 and December 31, 2012, the Corporation did not hold any trading securities. Securities that the Corporation has a positive intent and ability to hold to maturity are classified as held to maturity. As of December 31, 2013 and December 31, 2012, LNB Bancorp, Inc. did not hold any securities classified as held to maturity. Securities that are not classified as trading or held to maturity are classified as available for sale. Securities classified as available for sale are carried at their fair value with unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity or call, are included in interest income. Gains and losses on sales of securities are determined on the specific identification method.

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
Indirect Lending
The Corporation’s indirect auto lending program originates new and used automobile loans to highly-qualified borrowers, generated through a network of automobile dealers located in Ohio, Pennsylvania, Kentucky, Georgia, Tennessee, Indiana and North Carolina. In addition to generating interest and fee income, the Corporation sells certain loans generated through this program as a means to manage the Bank’s balance sheet as well as maintain and build relationships with a network of investors that purchase the indirect auto loans from the Corporation. The indirect loans that are held for sale are carried at amortized cost and are typically sold to investors for a premium. The Corporation sells the indirect auto loans on terms that are determined on a deal by deal basis, with servicing retained by the Corporation.

Derivative Instruments and Hedging Activities
The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are accounted for in accordance with ASC-815, Derivatives and Hedging, and are recorded as either other assets or other liabilities at fair value. The Corporation engages in an interest rate program to mitigate its exposure to rising interest rates. The interest rate program provides that a customer receives a fixed interest rate commercial loan and the Corporation subsequently converts that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty based on a London Inter-Bank Offered Rate index. The Corporation then receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment stream. Based upon accounting guidance each swap is accounted for as a stand-alone derivative and designated as a fair value hedge with any changes in fair value presented in current earnings. Additional information regarding fair value measurement is included in Note 20 (Financial Instruments with Off Balance Sheet Risk and Contingencies) in the notes to the consolidated financial statements.
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
Small Business Administration Lending
The Corporation is approved to originate loans under the Small Business Administration (SBA) which are sometimes sold in the secondary market. The SBA’s program affords the Corporation a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. In general, the SBA guarantees up to 85% of the loan amount depending on loan size. The Corporation continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The servicing spread is 1% on the majority of loans. In calculating gain on the sale of SBA loans, the Corporation performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Corporation's assumptions are validated by reference to external market information.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of shareholders’ equity. Unrealized losses on the Corporation’s available-for-sale securities (after applicable income tax expense) totaling $3,892 and unrealized gains of $3,295 at December 31, 2013 and 2012, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $1,296 and $2,055 at December 31, 2013 and 2012, respectively, are included in accumulated other comprehensive income.
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
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements but requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of this ASU also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. Note 23 contains additional information regarding reclassifications out of AOCI and into net income
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Corporation's consolidated financial statements.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands except per share amounts)
Weighted average shares outstanding used in Basic Earnings per Common Share	9,050,901	7,939,433	7,880,249
Dilutive effect of stock options	19,989	4,485	—
Weighted average shares outstanding used in Diluted Earnings Per Common Share	9,070,890	7,943,918	7,880,249
Net Income	$6,161	$6,107	$5,003
Preferred stock dividend and accretion	646	1,266	1,276
Income Available to Common Shareholders	$5,515	$4,841	$3,727
Basic Earnings Per Common Share	$0.61	$0.61	$0.47
Diluted Earnings Per Common Share	$0.61	$0.61	$0.47
Stock options totaling 172,000, 194,500 and 197,000 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2013, 2012 and 2011, respectively, because they were considered antidilutive.

(3)    Cash and Due from Banks
Federal Reserve Board regulations require the Bank to maintain reserve balances on deposits with the Federal Reserve Bank of Cleveland. The required ending reserve balance was $271 on December 31, 2013 and $228 on December 31, 2012.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2013 the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013 and December 31, 2012.
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
Core deposit intangibles are amortized over their estimated useful life of 10 years. A summary of core deposit intangible assets follows:

	At December 31,
	2013	2012
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	910	773
Carrying value of core deposit intangibles	$457	$594
Amortization expense for intangible assets was $137 for the years ended December 31, 2013, 2012 and 2011. The following table shows the estimated future amortization expense for amortizable intangible assets based on existing asset balances and the interest rate environment as of December 31, 2013. The Corporation’s actual amortization expense in any given period may be significantly different from the estimated amounts depending upon the addition of new intangible assets, changes in underlying deposits and market conditions.
Core Deposits Intangibles

(Dollars in thousands)
2014	$137
2015	137
2016	137
2017	46

(5)    Securities
The amortized cost, gross unrealized gains and losses and fair values of securities at December 31, 2013 and 2012 follows:

	At December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,851	$—	$(6,463)	$65,388
Mortgage backed securities	94,313	1,362	(1,245)	94,430
Collateralized mortgage obligations	18,650	255	(250)	18,655
State and political subdivisions	32,521	1,137	(693)	32,965
Preferred securities	4,684	—	—	4,684
Total Securities	$222,019	$2,754	$(8,651)	$216,122

	At December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$36,868	$102	$—	$36,970
Mortgage backed securities	109,440	2,589	(328)	111,701
Collateralized mortgage obligations	22,483	398	—	22,881
State and political subdivisions	29,980	2,241	(10)	32,211
Total Securities	$198,771	$5,330	$(338)	$203,763

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. The maturity of mortgage backed securities is shown based on contractual maturity of the security although repayments occur each year.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at December 31, 2013 is provided in the following table. Mortgage backed securities are not due at a single maturity date and are therefore shown separately.

	At December 31, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$21,419	$20,587
Due from one year to five years	57,306	53,363
Due from five years to ten years	24,738	23,583
Due after ten years	5,593	5,504
Mortgage backed securities and collateralized mortgage obligations	112,963	113,085
	$222,019	$216,122

The following table shows the proceeds from sales of available-for-sale securities for each of the three years ended December 31. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Gross realized gains	$178	$189	$832
Gross realized losses	—	—	—
Net Securities Gains	$178	$189	$832
Proceeds from the sale of available for sale securities	$2,272	$25,462	$36,427
The carrying value of securities pledged to secure trust deposits, public deposits, line of credit, and for other purposes required by law amounted to $154,479 and $150,197 at December 31, 2013 and 2012, respectively.
The following is a summary of securities that had unrealized losses at December 31, 2013 and 2012. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At December 31, 2013, the Corporation held 53 securities with unrealized losses totaling $8,651. At December 31, 2012 there were 12 securities with unrealized losses totaling $338. There are temporary reasons why securities may be valued at less than amortized cost. Temporary reasons are that the current levels of interest rates as compared to the coupons on the securities held by the Corporation are higher and impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$65,388	$(6,463)	$—	$—	$65,388	$(6,463)
Mortgage backed securities	28,603	(566)	31,051	(679)	59,654	(1,245)
Collateralized mortgage obligations	5,079	(59)	4,411	(191)	9,490	(250)
State and political subdivisions	9,188	(602)	447	(91)	9,635	(693)
Total	$108,258	$(7,690)	$35,909	$(961)	$144,167	$(8,651)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage backed securities	44,491	(328)	—	—	44,491	(328)
State and political subdivisions	1,062	(10)	—	—	1,062	(10)
Total	$45,553	$(338)	$—	$—	$45,553	$(338)

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
Management does not believe that the investment securities that were in an unrealized loss position as of December 31, 2013 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

(6)    Transactions with Related Parties
The Corporation, through its subsidiary Bank, makes loans to its officers, directors and their affiliates. These loans are made on substantially the same terms and conditions as transactions with non-related parties. A comparison of loans outstanding to related parties follows:

	At December 31,
	2013	2012
	(Dollars in thousands)
Amount at beginning of year	$16,255	$17,214
New loans	2,399	1,741
Repayments	(2,512)	(2,700)
Changes in directors and officers and /or affiliations, net	238	—
Amount at end of year	$16,380	$16,255
The Corporation, through its subsidiary Bank, maintains deposit accounts for officers, directors and their affiliates. These deposits are made on substantially the same terms and conditions as transactions with non-related parties. The balances of deposit accounts for related parties were $10,589 and $6,975, respectively at December 31, 2013 and 2012.

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

Activity in the allowance for loan losses by loan segment for 2013, 2012 and 2011 is summarized as follows:

Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(2,325)	(121)	(754)	(1,775)	(678)	(366)	(6,019)
Recoveries	697	8	350	66	335	56	1,512
Provision charged to expense	364	(225)	256	2,836	706	438	4,375
Balance, end of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$865	$73	$—	$—	$—	$—	$938
Collectively evaluated for impairment	9,257	424	1,411	3,484	1,593	398	16,567
Total ending allowance balance	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Loans:
Individually evaluated for impairment	$17,842	$472	$1,731	$1,111	$195	$160	$21,511
Collectively evaluated for impairment	383,749	88,174	64,776	121,965	206,128	15,996	880,788
Total ending loans balance	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

Year Ended December 31, 2012
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Losses charged off	(3,199)	(213)	(1,430)	(1,372)	(963)	(401)	(7,578)
Recoveries	388	45	96	35	288	58	910
Provision charged to expense	3,483	(406)	1,562	1,405	1,014	184	7,242
Balance, end of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,449	$209	$15	$—	$—	$—	$1,673
Collectively evaluated for impairment	9,937	626	1,544	2,357	1,230	270	15,964
Total ending allowance balance	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Loans:
Individually evaluated for impairment	$23,321	$597	$1,790	$398	$—	$61	$26,167
Collectively evaluated for impairment	390,684	68,108	63,193	122,432	199,924	12,040	856,381
Total ending loans balance	$414,005	$68,705	$64,983	$122,830	$199,924	$12,101	$882,548

Year Ended December 31, 2011
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,127	$1,317	$805	$1,512	$904	$471	$16,136
Losses charged off	(5,195)	(262)	(1,664)	(1,895)	(695)	(398)	(10,109)
Recoveries	280	42	22	62	209	68	683
Provision charged to expense	4,502	312	2,168	2,610	473	288	10,353
Balance, end of year	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,747	$148	$37	$—	$—	$—	$3,932
Collectively evaluated for impairment	6,967	1,261	1,294	2,289	891	429	13,131
Total ending allowance balance	$10,714	$1,409	$1,331	$2,289	$891	$429	$17,063
Loans:
Individually evaluated for impairment	$31,746	$705	$1,141	$—	$—	$—	$33,592
Collectively evaluated for impairment	350,106	75,865	63,383	126,958	180,089	13,095	809,496
Total ending loans balance	$381,852	$76,570	$64,524	$126,958	$180,089	$13,095	$843,088

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at December 31, 2013 was 1.69% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.26% and 0.19% of total loans at December 31, 2013, respectively. Bank-wide delinquency at December 31, 2012 was 2.89% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.61% and 0.32% of total loans at December 31, 2012, respectively. Information regarding delinquent loans as of December 31, 2013 and December 31, 2012 is as follows:
Age Analysis of Past Due Loans as of December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$525	$4	$7,401	$7,930	$393,661	$401,591	$—
Commercial	—	18	219	237	88,409	88,646	—
Residential real estate	347	960	2,252	3,559	62,948	66,507	158
Home equity loans	932	707	1,078	2,717	120,359	123,076	43
Indirect	332	30	23	385	205,938	206,323
Consumer	183	25	191	399	15,757	16,156	—
Total	$2,319	$1,744	$11,164	$15,227	$887,072	$902,299	$201
Age Analysis of Past Due Loans as of December 31, 2012

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$3,681	$1,004	$12,398	$17,083	$396,922	$414,005	$—
Commercial	—	—	376	376	68,329	68,705	—
Residential real estate	394	1,094	2,827	4,315	60,668	64,983	184
Home equity loans	630	494	1,510	2,634	120,196	122,830	—
Indirect	645	227	69	941	198,983	199,924
Consumer	26	40	123	189	11,912	12,101	—
Total	$5,376	$2,859	$17,303	$25,538	$857,010	$882,548	$184

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

Impaired loans for the Period Ended December 31, 2013, 2012 and 2011 are as follows:

			Twelve Months Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,530	$20,438	$—	$16,705
Commercial	214	267	—	186
Residential real estate	1,731	1,940	—	1,832
Home equity loans	1,111	1,623	—	847
Indirect	195	268	—	178
Consumer	160	204	—	111
With allowance recorded:
Commercial real estate	2,312	2,319	865	4,374
Commercial	258	258	73	346
Residential real estate	—	—	—	—
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$21,511	$27,317	$938	$24,579

			Twelve Months Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,378	$20,086	$—	$9,945
Commercial	138	138	—	207
Residential real estate	1,610	1,686	—	1,187
Home equity loans	398	398	—	100
Indirect	—	—	—	—
Consumer	61	61	—	15
With allowance recorded:
Commercial real estate	7,942	9,876	1,449	16,571
Commercial	459	459	209	251
Residential real estate	181	1,452	15	106
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$26,167	$34,156	$1,673	$28,382

			Twelve Months Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,585	$20,138	$—	$14,805
Commercial	386	386	—	419
Residential real estate	1,069	1,897	—	1,470
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
With allowance recorded:
Commercial real estate	19,161	19,823	3,747	18,130
Commercial	319	794	148	570
Residential real estate	72	72	37	72
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$33,592	$43,110	$3,932	$35,466
*impaired loans shown in the table above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation allocated no reserves for the TDR loans at December 31, 2013.
The following table summarizes the loans that were modified as a TDR during the period ended December 31, 2013 and 2012.

At December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$93	$93
Residential real estate	3	$236	$236
Home equity loans	15	$774	$774
Indirect Loans	25	$195	$195
Consumer Loans	3	$34	$34

At December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	7	$5,595	$5,114
Residential real estate	11	$1,167	$1,167
Home equity loans	8	$398	$398
Consumer Loans	1	$61	$61
There were no loans modified in a TDR during 2013 that subsequently defaulted (i.e., 90 days or more past due following a modification).
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
At December 31, 2013 the Corporation had approximately $628 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Nonaccrual Loans

Nonaccrual loan balances at December 31, 2013 and December 31, 2012 are as follows:

Loans On Non-Accrual Status	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial real estate	$11,241	$16,349
Commercial	289	472
Residential real estate	5,231	5,622
Home equity loans	4,464	4,293
Indirect	443	711
Consumer	318	349
Total Nonaccrual Loans	$21,986	$27,796
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for December 31, 2013 and December 31, 2012:

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

The following table presents the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of December 31, 2013 and December 31, 2012:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	December 31, 2013
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$52	$—	$—	$—	$—	$52
Grade 2 — Modest	—	37	—	—	—	—	37
Grade 3 — Better than average	857	—	—	—	—	—	857
Grade 4 — Average	22,580	271	613	—	—	—	23,464
Grade 5 — Acceptable	352,781	84,979	5,589	—	—	—	443,349
Total Pass Credits	376,218	85,339	6,202	—	—	—	467,759
Grade 6 — Special mention	2,146	2,891	35	—	—	—	5,072
Grade 7 — Substandard	23,227	416	625	—	—	—	24,268
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	401,591	88,646	6,862	—	—	—	497,099
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	56,390	120,359	205,938	15,757	398,444
30-59 days past due loans not internally risk graded	—	—	64	932	332	183	1,511
60-89 days past due loans not internally risk graded	—	—	960	707	30	25	1,722
90+ days past due loans not internally risk graded	—	—	2,231	1,078	23	191	3,523
Total loans not internally credit risk graded	—	—	59,645	123,076	206,323	16,156	405,200
Total loans internally and not internally credit risk graded	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

*
Residential loans with an internal commercial credit risk grade include loans that are secured by non-owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.

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
 * Residential loans with an internal commercial credit risk grade include loans that are secured by non-owner occupied 1-4 family residential properties and conventional 1-4 family residential properties.
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

(8)    Bank Premises, Equipment and Leases
Bank premises and equipment are summarized as follows:

	At December 31
	2013	2012
	(Dollars in thousands)
Land	$2,452	$2,452
Buildings	11,422	11,373
Equipment	14,990	14,706
Purchased software	4,739	4,722
Leasehold improvements	1,088	1,088
Total cost	$34,691	$34,341
Less: accumulated depreciation and amortization	26,493	25,620
Net bank premises and equipment	$8,198	$8,721
Depreciation of Bank premises and equipment charged to noninterest expense amounted to $845 in 2013, $887 in 2012 and $1,032 in 2011. Amortization of purchased software charged to noninterest expense amounted to $169 in 2013, $260 in 2012 and $196 in 2011.
The Bank is obligated under various non-cancelable operating leases on certain Bank premises and equipment. Minimum future payments under non-cancelable operating leases at December 31, 2013 are as follows:

Amount
(Dollars in thousands)
2014	$782
2015	724
2016	559
2017	298
2018	254
2019 and thereafter	556
Total	$3,173
Rentals paid under leases on Corporation premises and equipment amounted to $1,000 in 2013, $1,040 in 2012 and $977 in 2011.

(9)    Deposits
Deposit balances are summarized as follows:

	At December 31,
	2013	2012
	(Dollars in thousands)
Demand and other noninterest-bearing	$148,961	$139,894
Interest checking	164,662	155,248
Savings	125,582	119,247
Money market accounts	103,534	102,792
Consumer time deposits	382,137	386,549
Public time deposits	120,713	95,862
Total deposits	$1,045,589	$999,592

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $293,330 and $253,464 at December 31, 2013 and 2012, respectively.

The maturity distribution of time deposits as of December 31, 2013 follows:

December 31, 2013
(Dollars in thousands)
2014	$337,867
2015	111,728
2016	37,374
2017	11,937
2018	3,944
Total	$502,850

(10)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The credit available under the line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At December 31, 2013, the Bank had pledged approximately $87,948 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $43,974. No amounts were outstanding under the line of credit at December 31, 2013 or December 31, 2012. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution of which $3,000 was used at a rate of 3.50% as of December 31, 2013.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At December 31, 2013 and 2012, the outstanding balance of securities sold under repurchase agreements totaled $1,576 and $1,115, respectively. No Federal funds were purchased as of December 31, 2013 and 2012.

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and short-term borrowings:

	As of December 31,
	2013	2012
Federal funds purchased and securities sold under agreements to repurchase	$1,576	$1,115
Line of credit with an unaffiliated financial institution	3,000	—
Total short-term borrowings	$4,576	$1,115
Selected financial statement information pertaining to short-term borrowings is as follows:

Short-term borrowings	As of December 31,
	2013	2012
Average balance during the year	$1,803	$784
Weighted-average annual interest rate during the year	0.10%	0.12%
Maximum month-end balance	$4,576	$1,408

(11)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,708 and $46,508 at December 31, 2013 and December 31, 2012 respectively. All advances were bullet maturities with no call features. At December 31, 2013, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $89,554 and $16,845, respectively. The maximum borrowing capacity of the Bank at December 31, 2013 was $73,819. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at December 31, 2013 and December 31, 2012.
Maturities of FHLB advances outstanding at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$1	$15
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(793)	(1,007)
Total FHLB advances	$46,708	$46,508

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

At December 31, 2013, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$1	—%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
2018	2,500	1.24
Thereafter	—	—
Total	$47,501	0.87%
Restructuring prepayment penalty	(793)
Total	$46,708

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
The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2012 were 1.72% and 6.64% for Trust I and Trust II, respectively. At December 31, 2013 and December 31, 2012, accrued interest payable for Trust I was $6 and $5 and for Trust II was $22 and $21, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option on or after June 15, 2012 and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

(13)    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income Taxes:
Federal current expense	$1,070	$1,562	$1,199
Federal deferred expense (benefit)	856	372	(43)
Total Income Tax expense	$1,926	$1,934	$1,156
The following presents a reconciliation of income taxes as shown on the Consolidated Statements of Income with that which would be computed by applying the statutory Federal tax rate of 34% to income (loss) before taxes in 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Computed “expected” tax expense	$2,750	$2,734	$2,094
Increase (reduction) in income taxes resulting from:
Tax exempt interest on obligations of state and political subdivisions	(483)	(451)	(404)
Tax exempt interest on bank owned life insurance	(212)	(210)	(203)
New markets tax credit	(59)	(208)	(270)
Other, net	(70)	69	(61)
Total Income Tax Expense	$1,926	$1,934	$1,156

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2013 and 2012 there were no material uncertain income tax positions. At December 31, 2013 and December 31, 2012, the Corporation had no unrecognized tax benefits recorded. The Corporation does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months. During 2013, 2012 and 2011 there were no material uncertain income tax positions.
Net deferred Federal tax assets are included in other assets on the consolidated Balance Sheets. Management believes that it is more likely than not that the deferred Federal tax assets will be realized. At December 31, 2013 and 2012 there was no valuation allowance required. The tax effects of temporary differences that give rise to significant portions of the deferred Federal tax assets and deferred Federal tax liabilities are presented below.

	At December 31
	2013	2012
	(Dollars in thousands)
Deferred Federal tax assets:
Allowance for loan losses	$5,952	$5,996
Deferred compensation	729	420
Minimum pension liability	668	1,059
Equity based compensation	225	228
Accrued loan fees and costs	295	314
New Market Tax Credit and AMT Credit Carryforward	—	335
Non-accrual loan interest	884	1,126
Mark-to-market adjustments	1	75
Net unrealized loss on securities available for sale	2,005	—
Other deferred tax assets	251	179
Total deferred Federal tax assets	11,010	9,732
Deferred Federal tax liabilities:
Net unrealized gain on securities available for sale	—	(1,698)
FHLB stock dividends	(254)	(255)
Intangible asset amortization	(1,079)	(1,118)
Accretion	(250)	(238)
Deferred charges	(213)	(182)
FHLB restructure	(270)	(342)
Prepaid pension	(901)	(969)
Other deferred tax liabilities	(540)	(274)
Total deferred Federal tax liabilities	(3,507)	(5,076)
Net deferred Federal tax assets	$7,503	$4,656
The Corporation’s income tax returns are subject to review and examination by federal and state taxing authorities. The Corporation is no longer subject to examination by the federal taxing authority for years prior to 2011. Tax years 2011 and later remain open to examination by the federal taxing authority.

(14)    Shareholders’ Equity
Preferred Stock
The Corporation is authorized to issue up to 1,000,000 shares of Voting Preferred Stock, no par value. The Board of Directors of the Corporation is authorized to provide for the issuance of one or more series of Voting Preferred Stock and establish the dividend rate, dividend dates, whether dividends are cumulative, liquidation prices, redemption rights and prices, sinking fund requirements, conversion rights, and restrictions on the issuance of any series of Voting Preferred Stock. The Voting Preferred Stock may rank prior to the common stock in dividends, liquidation preferences, or both. The Corporation has authorized 150,000 Series A Voting Preferred Shares, none of which have been issued. As of December 31, 2013 and 2012, 7,689 and 18,880 shares of the Corporation’s Series B Preferred Stock were issued and outstanding.
On December 12, 2008, the Corporation issued 25,223 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) to the U.S. Department of the Treasury (the "Treasury")in the TARP Capital Purchase Program for a purchase price of approximately $25,223. Holders of the shares of Series B Preferred Stock are entitled to receive if, as and when declared by our Board of Directors or duly authorized committee of the Board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on liquidation preference of $1,000 per share of Series B Preferred Stock with respect to each dividend period. From and after February 15, 2014, holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $1,000 per Series B Preferred Stock. In connection with that issuance, the Corporation also issued a warrant to the Treasury to purchase 561,343 common shares of the Corporation at an exercise price of $6.74 per share (the “Warrant”).

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
As part of the Treasury’s strategy for winding down its remaining investment in the Troubled Asset Relief Program (TARP), particularly in community banks, the Treasury conducted various public auctions of TARP preferred stock in 2012. On June 19, 2012 the Treasury completed the offer and sale of all 25,223 shares of the Corporation's Series B Preferred Stock. The underwriters in the offering purchased the Series B Preferred Stock from the U.S. Department of Treasury at a price of $856.13 per share. The shares were subsequently sold to the public through a modified Dutch auction at an initial public offering price of $869.17 per share. The Corporation did not receive any of the proceeds from the offering.
During the third quarter 2012, the Corporation entered into a Warrant Repurchase Agreement to purchase the Warrant issued. The Warrant was immediately exercisable for 561,343 shares of the Corporation's common shares at an exercise price of $6.74 per common share. The Warrant was transferrable and could be exercised at any time on or before July 2, 2012. The Corporation negotiated a repurchase of Warrants at a mutually agreed upon price of $1.53 per share, or $860 with the Treasury. The repurchase of the Warrant occurred in July 2012 and reduced equity by the amount of the purchase price. Following settlement of the Warrant repurchase, the Treasury had no remaining investment in the Corporation.
In the fourth quarter of 2012, the Corporation completed the repurchase of $6,343 in face liquidation amount, or approximately 25% of the outstanding shares, of its Series B Preferred Stock in exchange for cash at a price representing a discount to par value. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized an increase to retained earnings of $163. As of December 31, 2012, 18,880 shares of the Corporation’s Series B Preferred Stock remained issued and outstanding.
On March 15, 2013, the Corporation completed the exchange (the “Exchange”) of newly issued Common Shares, $1.00 par value per share, of the Company (“Common Shares”) for shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, $1,000 per share liquidation preference (“Series B Preferred Stock”) with certain institutional and private investors (the "Sellers"). In the Exchange, the Corporation issued an aggregate of 1,359,348 Common Shares at a price of $7.16 per share to the Sellers in exchange for an aggregate of 9,733 shares of Series B Preferred Stock at a price of 100% of the per share liquidation preference, or $1,000 per share. The Corporation also delivered cash to the Sellers in lieu of fractional Common Shares and cash in an amount equal to the accrued and unpaid dividends due on the shares of Series B Preferred Stock. Following the completion of the Exchange, an aggregate of 9,147 shares of the Series B Preferred Stock remained outstanding.
On December 12, 2013, the Corporation entered into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. The transactions were approved by the Board of Directors of the Corporation, by a majority of the disinterested directors of the Corporation and by the Corporation’s Audit and Finance Committee. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million. The Purchase Agreement, among other things, provided the Investors with certain registration rights, pursuant to which the Corporation filed a Registration Statement on Form S-3 with the SEC, which was declared effective on January 16, 2014.
Following the completion of the issuance and sale of Common Shares pursuant to the Purchase Agreement, on December 17, 2013, the Corporation issued a notice of redemption of all 9,147 remaining shares of Series B Preferred Stock, to be funded with the proceeds of the sale of Common Shares along with cash from $3,000,000 in borrowings under the Corporation’s line of credit with an unaffiliated financial institution and from the Corporation’s accumulated earnings and excess capital. On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends. The Corporation repurchased 1,458 of such shares in a private transaction in December 2013 and redeemed the remaining 7,689 shares of Series B Preferred Stock on the January 17, 2014 redemption date. Additional information regarding the redemption of Series B Preferred Stock is included in Note 24 (Subsequent Events) in the notes to the consolidated financial statements.

Common Stock
The Corporation is authorized to issue up to 15,000,000 common shares. Common shares issued were 10,001,717 at December 31, 2013 and 8,272,548 at December 31, 2012. Common shares outstanding were 9,673,523 and 7,944,354 at December 31, 2013 and December 31, 2012, respectively.
Common Shares Repurchase Plan and Treasury Shares
On July 28, 2005, the Board of Directors authorized the repurchase of up to 5% of the outstanding common shares of the Corporation, or approximately 332,000 shares. The repurchased shares are expected to be used primarily for qualified employee benefit plans, incentive stock option plans, stock dividends and other corporate purposes. At December 31, 2013 and December 31, 2012, the Corporation held 328,194 common shares as treasury shares under this plan at a total cost of $6,092.

Shareholder Rights Plan
On October 25, 2010, the Board of Directors of the Corporation adopted a Shareholder Rights Plan which replaced the Corporation’s original rights plan adopted October 24, 2000 which expired in October 2010. The rights plan is intended to discourage a potential acquirer from exceeding a prescribed ownership level in the Corporation, without prior approval of the Board of Directors. If the prescribed level is exceeded, the rights become exercisable and, following a limited period for the Board of Directors to redeem the rights, allow shareholders, other than the potential acquirer that triggered the exercise of the rights, to purchase Preferred Share Units of the Corporation having characteristics comparable to the Corporation’s common shares, at 50% of market value. This would dilute the potential acquirer’s ownership level and voting power, potentially making an acquisition of the Corporation without prior Board approval prohibitively expensive.
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
LNBB Direct Stock Purchase and Dividend Reinvestment Plan
The Board of Directors adopted the LNBB Direct Stock Purchase and Dividend Reinvestment Plan (the Plan) effective June 2001, replacing the former LNB Bancorp, Inc. Dividend Reinvestment Plan. The Plan authorized the sale of 500,000 shares of the Corporation’s common shares to shareholders who choose to invest all or a portion of their cash dividends plus additional cash payments for the Corporation’s common stock. The Corporation did not issue shares pursuant to the Plan in 2013 and 9,936 shares were purchased in the open market at the market price on the date of purchase. Similarly, the Corporation did not issue shares pursuant to the Plan in 2011 while 13,795 shares were purchased in the open market at the market price on the date of purchase.
Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Corporation is subject to restrictions by the Office of the Comptroller of Currency (OCC). These restrictions generally limit dividends to the current and prior two years’ retained earnings. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. Dividends declared and paid in 2013 were approved by the OCC prior to declaration and payment. Future dividend payments or debt issuance by the Corporation will be based on future earnings and the approval of the OCC.
The Corporation is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Board of Governors of the Federal Reserve System, or the Federal Reserve Board, is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, such as us, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In addition, the Corporation is subject to Ohio state laws relating to the payment of dividends.

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

At December 31, 2013 and 2012, the capital ratios for the Corporation and the Bank exceeded the ratios required to be “well capitalized.” The “well capitalized” status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Comptroller of the Currency’s most recent notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that have arisen since that notification that have changed the Bank’s category. Analysis of the Corporation’s and the Bank’s Regulatory Capital and Regulatory Capital Requirements follows:

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (risk weighted)
Consolidated	$112,795	12.89%	$114,425	12.47%
Bank	116,064	12.19	112,150	12.23
Tier 1 capital (risk weighted)
Consolidated	110,815	11.63	102,877	11.21
Bank	104,090	10.93	100,608	10.97
Tier 1 capital (average assets)
Consolidated	110,815	9.22	102,877	8.79
Bank	104,090	8.66	100,608	8.60
Well Capitalized:
Total capital (risk weighted)
Consolidated	$95,290	10.00%	$91,779	10.00%
Bank	95,236	10.00	91,727	10.00
Tier 1 capital (risk weighted)
Consolidated	57,174	6.00	55,067	6.00
Bank	57,142	6.00	55,036	6.00
Tier 1 capital (average assets)
Consolidated	60,108	5.00	58,525	5.00
Bank	60,068	5.00	58,462	5.00
Minimum Required:
Total capital (risk weighted)
Consolidated	$76,232	8.00%	$73,423	8.00%
Bank	76,189	8.00	73,382	8.00
Tier 1 capital (risk weighted)
Consolidated	38,116	4.00	36,712	4.00
Bank	38,094	4.00	36,691	4.00
Tier 1 capital (average assets)
Consolidated	48,086	4.00	46,820	4.00
Bank	48,054	4.00	46,769	4.00

(16)    Parent Company Financial Information
LNB Bancorp, Inc.’s (parent company only) condensed balance sheets as of December 31, 2013 and 2012, and the condensed statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
Condensed Balance Sheets	2013	2012
	(Dollars in thousands)
Assets:
Cash	$9,320	$2,001
Investment in The Lorain National Bank	120,969	124,113
Other assets	531	505
Total Assets	$130,820	$126,619
Liabilities and Shareholders’ Equity
Junior subordinated debentures	$16,238	$16,238
Short Term borrowing	3,000	—
Other liabilities	126	237
Shareholders’ equity	111,456	110,144
Total Liabilities and Shareholders’ Equity	$130,820	$126,619

	Year ended December 31,
Condensed Statements of Income	2013	2012	2011
	(Dollars in thousands)
Income
Interest income	$—	$—	$160
Cash dividend from The Lorain National Bank	3,875	7,650	—
Other income	20	21	21
Total Income	3,895	7,671	181
Expenses
Interest expense	689	699	687
Other expenses	843	752	357
Total Expense	1,532	1,451	1,044
Income (loss) before income taxes and equity in undistributed net income of subsidiary	2,363	6,220	(863)
Income tax benefit	(514)	(486)	(304)
Equity in undistributed net income of subsidiary	3,284	(599)	5,562
Net Income	$6,161	$6,107	$5,003

	Year ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
	(Dollars in thousands)
Net Income	$6,161	$6,107	$5,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(3,284)	599	(5,562)
Share-based compensation expense	271	311	189
Net change in other assets and liabilities	(61)	883	(25)
Net cash provided by (used in) operating activities	3,087	7,900	(395)
Cash Flows from Investing Activities:
Payments from The Lorain National Bank for subordinated debt instrument	—	—	4,000
Net cash provided by investing activities	—	—	4,000
Cash Flows from Financing Activities:
Net change in purchased funds and other borrowings	3,000	—	—
Repurchase common stock Warrant	—	(860)	—
Net proceeds from issuance of common stock	3,644	—	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(1,467)	(6,159)	—
Dividends paid	(945)	(1,568)	(1,576)
Net cash used in financing activities	4,232	(8,587)	(1,576)
Net increase (decrease) in cash equivalents	7,319	(687)	2,029
Cash and cash equivalents at beginning of year	2,001	2,688	659
Cash and cash equivalents at end of year	$9,320	$2,001	$2,688

(17)    Retirement Pension Plans
The Corporation’s non-contributory defined benefit pension plan (the Plan) covers a portion of its employees. In general, benefits are based on years of service and the employee’s level of compensation. The Corporation’s funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs. Effective December 31, 2002, the benefits under the Pension Plan were frozen and no additional benefits have been accrued under the Pension Plan after December 31, 2002.
The net periodic pension costs charged to expense amounted to $198 in 2013, $16 in 2012 and $11 in 2011. The following table sets forth the defined benefit pension plan’s Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status, including the Prepaid Asset or Accrued Liability for the years ended December 31, 2013, 2012, and 2011.

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$(5,944)	$(5,641)	$(5,610)
Interest Cost	(232)	(254)	(322)
Actuarial gain (loss)	279	(359)	(312)
Benefits paid	846	310	603
Projected benefit obligation at the end of the year	$(5,051)	$(5,944)	$(5,641)
Change in plan assets
Fair value of plan assets at beginning of year	$5,678	$5,251	$5,756
Actual gain on plan assets	904	237	98
Employer contributions	—	500	—
Benefits paid	(846)	(310)	(603)
Fair value of plan assets at end of year	$5,736	$5,678	$5,251
Funded status (included in accrued liabilities or prepaid assets)	$685	$(265)	$(390)
Unrecognized actuarial loss in accumulated other comprehensive income	$1,964	$3,114	$2,754
Amounts recognized in the consolidated statements of income consist of:

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net Periodic Pension Cost
Interest cost on projected benefit obligation	$232	$254	$322
Expected return on plan benefits	(414)	(383)	(442)
Amortization of loss	227	145	131
Net Periodic Pension Cost	$45	$16	$11
Settlements	153	—	—
Total Benefit Cost	$198	$16	$11
Pension liability adjustments recognized in other comprehensive income include:

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amortization of unrecognized actuarial loss	$227	$145	$131
Current deferral of gains	(1,377)	214	393
Pension liability adjustments recognized in comprehensive income	(1,150)	359	524
Tax effect	391	(122)	(178)
Net pension liability adjustments	$(759)	$237	$346

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average discount rate	4.00%	4.50%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Assumed rate of future compensation increases	—%	—%	—%

The actuarial assumptions used in the pension plan valuation are reviewed annually. The plan reviews Moody’s Aaa and Aa corporate bond yields as of each plan year-end to determine the appropriate discount rate to calculate the year-end benefit plan obligation and the following year’s net periodic pension cost.
Plan Assets
The Bank’s Retirement Pension Plan’s weighted-average assets allocations at December 31, 2013, 2012 and 2011 by asset category are as follows:

	Plan Assets at December 31,
	2013	2012	2011
Asset Category:
Equity securities	73.5%	70.1%	63.5%
Debt securities	25.0%	27.6%	34.9%
Cash and cash equivalents	1.5%	2.3%	1.6%
Total	100.0%	100.0%	100.0%
LNB Bancorp, Inc. common stock to total plan assets	—%	—%	—%
The allocation of assets in the Bank’s Retirement Pension Plan is an important determinant of their investment performance. In general, the investment strategy for 2014 will concentrate on allocating funds traditionally with a 60% equity security position and a 40% debt security position. This strategy will be employed in order to position more assets to benefit from the anticipated increase in the equities market in the future.
The following estimated future benefit payments, which reflect no expected future service as the plan is frozen, are expected to be paid as follows:

Amount
(Dollars in thousands)
2014	$318
2015	306
2016	296
2017	281
2018	271
2019 and thereafter	1,228

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
In 2013, the Corporation established a supplemental retirement plan (“SERP”) for the Chief Executive Officer. The Corporation has established and funded a Rabbi Trust to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Corporation to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Corporation's continuing liability to pay benefits from such assets except that the Corporation's liability shall be offset by actual benefit payments made from the trusts. The SERP is an unfunded benefit plan. The Corporation does not expect to make benefit payments or contributions in the next fiscal years. SERP expense was $712 in 2013.
The Corporation has not determined if any contributions will be made to the SERP in 2014; however, actual contributions are made at the discretion of the Corporation's Board of Directors.

(18)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan (the "2006 Plan"), was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated May 2, 2012. Awards granted under the 2006 Plan as of December 31, 2013 were stock options granted in 2007, 2008 and 2009 and long-term restricted shares issued in 2010, 2011, and 2012. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.

As of December 31, 2013 and 2012, there was $480 and $377, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years as of December 31, 2013. The total fair value of shares vested during the year ended December 31, 2013 and 2012 was $305 and $192, respectively.
Stock Options
During 2013, the Corporation granted 137,363 stock options to certain employees. All outstanding stock options were granted at an exercise price equal to the fair market value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $60, $14 and $1 for the years ended December 31, 2013, 2012 and 2011, respectively. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	December 31, 2013	December 31, 2012
Dividend Yield	2.71%	3.38%
Expected volatility	35.58%	33.00%
Risk-free interest rate	1.37%	1.27%
The weighted-average fair value of options granted in 2013 was $2.48.
Options outstanding at December 31, 2013 were as follows:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	7.91	14,167	$5.38
$9.07-$9.56	128,196	9.41	—	$—
$14.47	79,500	4.10	79,500	14.47
$16.00-$16.50	32,500	2.96	32,500	16.04
$19.10	30,000	2.09	30,000	19.10
$19.17	30,000	1.09	30,000	19.17
Outstanding at end of period	337,696	5.98	186,167	$15.56
A summary of the status of stock options at December 31, 2013 and December 31, 2012 and changes during the year then ended is presented in the table below:

	2013		2012
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	232,000	14.50	197,000	16.12
Granted	137,363	9.18	35,000	5.39
Forfeited or expired	(31,667)	13.46	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	337,696	12.43	232,000	14.50
Exercisable at end of period	186,167	15.56	197,000	16.12

There were no options exercised during the year ended December 31, 2013 therefore the total intrinsic value of options exercised was $0. The total intrinsic value of all options outstanding for the year ended December 31, 2013 was $283.

Restricted Shares
In 2013, the Corporation issued 10,000 shares of long-term restricted stock, and 7,500 shares of long-term restricted stock were forfeited due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $9.48 per share. In 2012, the Corporation issued 62,105 shares of long-term restricted stock. The market price of the Corporation’s common shares on the date of grant of the long-term restricted stock was $5.39 per share. In 2011, the Corporation issued 40,000 shares of long-term restricted stock, 2,500 of which were forfeited by the recipients due to employee terminations. The market price of the Corporation’s common shares on the date of grant of the long-term restricted shares was $5.28 per share. Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for December 31, 2013, 2012 and 2011 was $201, $296, and $188, respectively.
The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at December 31, 2013 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	143,031	$5.07
Granted	10,000	9.48
Vested	(62,176)	4.68
Forfeited or expired	(7,500)	5.35
Nonvested at December 31, 2013	83,355	5.86
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the years ended December 31, 2013, was $10, $4 for 2012 and $0 for 2011.

(19)    Benefit Plans
The Bank adopted The Lorain National Bank 401(k) Plan (the 401(k) Plan) effective January 1, 2001. The 401(k)Plan allows for the purchase of up to 80,000 shares of LNB Bancorp, Inc. treasury shares. No shares were purchased out of Treasury during 2013, 2012 or 2011.
Under provisions of the 401(k) Plan, a participant can contribute a percentage of their compensation to the 401(k) Plan. For plan years prior to January 1, 2008, the Bank made a non-discretionary 50% contribution to match each employee’s contribution, limited to the first six percent of an employee’s wage. Effective January 1, 2008, the Plan changed to a safe-harbor status with a 3% non-elective contribution for all employees. Effective January 1, 2001, the 401(k) Plan permits the investment of plan assets, contributed by employees as well as the Corporation, among different funds.
The Bank’s matching contributions are expensed in the year in which the associated participant contributions are made and totaled $467, $410, and $395, in 2013, 2012 and 2011, respectively.

(20) Financial Instruments with Off Balance Sheet Risk and Contingencies
In the normal course of business, the Bank enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

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
A summary of the contractual amount of commitments at December 31, 2013 and 2012 follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to extend credit	$84,283	$74,206
Home equity lines of credit	89,331	81,041
Standby letters of credit	8,448	8,685
Total	$182,062	$163,932
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving LNB Bancorp, Inc. and subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.
Interest Rate Swaps
In 2013 the Corporation implemented an interest rate program for commercial loan customers. The interest rate program, provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative. The Corporation had interest rate swaps associated with commercial loans with a notional value of $11,646 and fair value of $222 at December 31, 2013. These interest swaps did not have material impact on the Corporation's results of operation or financial condition.

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

•
The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the commitment contracts approximates those currently charged to originate similar commitments. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 2013 and 2012.

Limitations
Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013					December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$52,272	$52,272	$52,272	$—	$—	$30,659	$30,659
Securities	216,122	216,122	—	211,438	4,684	203,763	203,763
Restricted stock	5,741	5,741	—	5,741	—	5,741	5.741
Portfolio loans, net	884,794	884,211	—	—	884,211	864,911	868,716
Loans held for sale	4,483	4,487	—	4,487	—	7,634	7,891
Accrued interest receivable	3,621	3,621	—	—	3,621	3,726	3,726
Financial liabilities
Deposits:
Demand, savings and money market	542,739	542,739	—	542,739	—	517,181	511,665
Certificates of deposit	502,850	504,381	—	504,381	—	482,411	485,394
Short-term borrowings	4,576	4,576	—	4,576	—	1,115	1,115
Federal Home Loan Bank advances	46,708	46,923	—	46,923	—	46,508	46,828
Junior subordinated debentures	16,238	16,778	—	16,778	—	16,238	17,197
Accrued interest payable	789	789	—	—	789	882	882

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$65,388	$—	$65,388	$—
Mortgage backed securities	94,430	—	94,430	—
Collateralized mortgage obligations	18,655	—	18,655	—
Preferred securities	4,684			4,684
State and political subdivisions	32,965	—	32,965	—
Interest rate swaps	222	—	222	—
Total	$216,344	$—	$211,660	$4,684
Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$36,970	$—	$36,970	$—
Mortgage backed securities	111,701	—	111,701	—
Collateralized mortgage obligations	22,881	—	22,881	—
State and political subdivisions	32,211	—	32,211	—
Total	$203,763	$—	$203,763	$—

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

Derivatives: The Corporation's derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected "fallout" (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At December 31, 2013 and 2012, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$21,986	$21,986
Other real estate	—	—	579	579
Total assets at fair value on a nonrecurring basis	$—	$—	$23,577	$23,577
December 31, 2012	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$27,796	$27,796
Other real estate	—	—	1,366	1,366
Total assets at fair value on a nonrecurring basis	$—	$—	$29,162	$29,162
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

(22)    Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2013
Total interest income	$10,274	$10,576	$10,304	$10,525	$41,679
Total interest expense	1,570	1,567	1,529	1,490	6,156
Net Interest income	8,704	9,009	8,775	9,035	35,523
Provision for loan losses	1,350	1,050	950	1,025	4,375
Net interest income after provision for loan losses	7,354	7,959	7,825	8,010	31,148
Noninterest income	3,332	3,072	2,466	3,256	12,126
Noninterest expense	9,281	8,622	8,301	8,983	35,187
Income tax expense	292	586	471	577	1,926
Net Income	1,113	1,823	1,519	1,706	6,161
Preferred Stock Dividend and Accretion	257	117	109	163	646
Net Income Available to Common Shareholders	856	1,706	1,410	1,543	5,515
Basic earnings per common share	0.10	0.18	0.15	0.18	0.61
Diluted earnings per common share	0.10	0.18	0.15	0.18	0.61
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

	First	Second	Third	Fourth	Full Year
	(Dollars in thousands, except per share amount)
2012
Total interest income	$11,677	$11,845	$11,506	$10,920	$45,948
Total interest expense	2,022	1,912	1,843	1,732	7,509
Net Interest income	9,655	9,933	9,663	9,188	38,439
Provision for loan losses	1,900	1,667	1,875	1,800	7,242
Net interest income after provision for loan losses	7,755	8,266	7,788	7,388	31,197
Noninterest income	2,875	2,543	2,953	3,376	11,747
Noninterest expense	8,544	9,047	8,678	8,634	34,903
Income tax expense (benefit)	581	324	538	491	1,934
Net Income	1,505	1,438	1,525	1,639	6,107
Preferred Stock Dividend and Accretion	319	318	319	310	1,266
Net Income Available to Common Shareholders	1,186	1,120	1,206	1,329	4,841
Basic earnings per common share	0.15	0.14	0.15	0.17	0.61
Diluted earnings per common share	0.15	0.14	0.15	0.17	0.61
Dividends declared per common share	0.01	0.01	0.01	0.01	0.04

(23)     Changes and Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the changes in AOCI by component of comprehensive for years ended December 31, 2013, 2012 and 2011:

	December 31, 2013			December 31, 2012				December 31, 2011
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses		Pension and post- retirement costs	Total	Unrealized securities gains and losses		Pension and post- retirement costs		Total
Balance at the beginning of the period	$3,295	$(2,055)	$1,240	$4,019		$(1,818)	$2,201	$3,479		$(1,472)		$2,007
Amounts recognized in other comprehensive income, net of taxes of $3,227, $430 and $386	(7,070)	759	(6,311)	(598)		(237)	(835)	1,095		(346)		749
Reclassified amounts out of accumulated other comprehensive income, net of tax of $60, $65 and $286	117	—	117	126		—	126	555		—		555
Balance at the end of the period	$(3,892)	$(1,296)	$(5,188)	$3,295	—	$(2,055)	$1,240	$4,019	—	$(1,818)	—	$2,201

The following table presents current period reclassifications out of AOCI by component of comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011	Income statement line item presentation
Realized (gains) losses on sale of securities	$178	$189	$832	Investment securities losses (gains), net
Tax expense (benefit) (34%)	60	65	286	Income tax expense (benefit)
Reclassified amount, net of tax	$118	$124	$546

(24) Subsequent Events
On December 12, 2013, the Corporation entered into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. The transactions were approved by the Board of Directors of the Corporation, by a majority of the disinterested directors of the Corporation and by the Corporation’s Audit and Finance Committee. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million. The Purchase Agreement, among other things, provided the Investors with certain registration rights, pursuant to which the Corporation filed a Registration Statement on Form S-3 with the SEC, which was declared effective on January 16, 2014.
Following the completion of the issuance and sale of Common Shares pursuant to the Purchase Agreement, on December 17, 2013, the Corporation issued a notice of redemption of all 9,147 remaining shares of Series B Preferred Stock, to be funded with the proceeds of the sale of Common Shares along with cash from $3,000,000 in borrowings under the Corporation’s line of credit with an unaffiliated financial institution and from the Corporation’s accumulated earnings and excess capital. On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock for an aggregate price of $9,147,000, the face liquidation amount of the shares, plus approximately $74,000 of accrued but unpaid dividends. The Corporation repurchased 1,458 of such shares in a private transaction in December 2013 and redeemed the remaining 7,689 shares of Series B Preferred Stock on the January 17, 2014 redemption date.

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
The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LNB Bancorp, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2013, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, management concluded as of the end of the period covered by this Annual Report on Form 10-K that the Corporation's disclosure controls and procedures were effective as of December 31, 2013.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
LNB Bancorp, Inc.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.” Based on this assessment, management determined that at December 31, 2013, the Corporation's internal control over financial reporting was effective.
The Dodd-Frank Act includes a provision that permanently exempts “non-accelerated filers” from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include in its Annual Report on Form 10-K an attestation report from the issuer's independent registered public accounting firm on the issuer's internal control over financial reporting. Since the Corporation was a non-accelerated filer as of December 31, 2013, it is not required to comply with the requirements of Section 404(b) in this Annual Report on Form 10-K. However, if the market value of the Corporation's common shares held by non-affiliates equals $75 million or more as of the end of the last day of the Corporation’s most recently completed second quarter, the Corporation will be required to provide an attestation report from its independent registered public accounting firm on the Corporation’s internal control over financial reporting in its Annual Report on Form 10-K for the year in which it equals or exceeds the $75 million threshold.
3.    Changes in Internal Control over Financial Reporting
No change in the Corporation's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant
Information regarding the executive officers of the Corporation is set forth in Part I of this Form 10-K. Other information required to be included in this Item 10 is incorporated by reference herein from the information about the Corporation's directors provided in the section captioned “PROPOSAL 1 - Election of Directors,” the information provided in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information about the Corporation's Audit and Finance Committee, audit committee financial expert and procedures for recommending nominees to the Board of Directors and Corporate Governance provided in the sections captioned “Committees of the Board” and “Corporate Governance” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

Item 11.	Executive Compensation
The information required to be included in this Item 11 is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information,” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required to be included in this Item 12 is incorporated by reference herein from the information provided in the section captioned “Ownership of Voting Shares” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be filed with the SEC. The following table shows information about the Corporation's common shares that may be issued upon the exercise of options, warrants and rights under all of the Corporation's equity compensation plans as of December 31, 2013:
Equity Compensation Plan Table

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	245,196	$10.40	365,847	(2)
Equity compensation plans not approved by security holders(3)	92,500	$18.05	—
Total	337,696	$12.50	365,847
____________________________

(1)	Consists of common shares of the Corporation issuable upon outstanding options.

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
The information required to be included in this Item 13 is incorporated by reference from the information provided in section captioned “Certain Transactions” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required to be included in this Item 14 is incorporated by reference herein from the information provided in section captioned “Principal Accounting Firm Fees” in the Corporation's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Consolidated Financial Statements   The following Consolidated Financial Statements and related Notes to Consolidated Financial Statements, together with the report of Independent Registered Public Accounting Firm dated February 27, 2014 are included under Item 8 of this annual report on Form 10-K:

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

10(r)*	Form of Restricted Stock Agreement under the LNB Bancorp, Inc. 2006 Stock Incentive Plan. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 8-K filed February 25, 2010.

10(s)*	LNB Bancorp, Inc. 2012 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed September 6, 2012.

10(t)*	LNB Bancorp, Inc. 2012 CEO Incentive Plan. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed November 2, 2012.

10(u)*	LNB Bancorp, Inc. 2013 CEO Incentive Plan. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed March 1, 2013.

10(v)*	LNB Bancorp, Inc. 2013 Management Incentive Plan for Key Executives. Incorporated by reference herein from Exhibit 10.2 to the Corporation's Form 8-K filed March 1, 2013.

10(w)	Form of Exchange Agreement. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed March 15, 2013.

10(x)*
Supplemental Executive Retirement Agreement, dated as of March 26, 2013, by and between LNB Bancorp, Inc. and Daniel E. Klimas. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed March 29, 2013.

10(y)
Rabbi Trust Agreement, dated as of March 28, 2013, by and between LNB Bancorp, Inc. and U.S. Bank National Association. Incorporated by reference herein from Exhibit 10.2 to the Corporation's Form 8-K filed March 29, 2013.

10(z)*
Change in Control Supplemental Executive Compensation Agreement, dated as of March 28, 2013, by and between LNB Bancorp, Inc. and Gary J. Elek. Incorporated by reference herein from Exhibit 10.3 to the Corporation's Form 8-K filed March 29, 2013.

10(aa)*
Form of Change in Control Supplemental Executive Compensation Agreement. Incorporated by reference herein from Exhibit 10.1 of the Corporation's Form 10-Q for the fiscal quarter ended September 30, 2013.

10(bb)
Common Shares Purchase Agreement, dated as of December 12, 2013, by and among LNB Bancorp, Inc. and the Investors named therein. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed October 16, 2013.

10(cc)*	LNB Bancorp, Inc. 2014 Management Incentive Plan for Key Employees. Incorporated by reference herein from Exhibit 10.1 to the Corporation's Form 8-K filed January 14, 2014.

10(dd)*
LNB Bancorp, Inc. 2014 Indirect Lending Commission Compensation Plan for the Senior Vice President of Indirect Lending. Incorporated by reference herein from Exhibit 10.2 to the Corporation's Form 8-K filed January 14, 2014.

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

101
Financial statements from the annual report on Form 10-K of LNB Bancorp, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: February 27, 2014	By:	/s/ Gary J. Elek
Gary J. Elek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Daniel E. Klimas	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
Daniel E. Klimas

/s/ Gary J. Elek	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
Gary J. Elek

/s/ James R. Herrick	Chairman and Director	February 27, 2014
James R. Herrick

/s/ Terry D. Goode	Director	February 27, 2014
Terry D. Goode

/s/ Robert M. Campana	Director	February 27, 2014
Robert M. Campana

/s/ Frederick D. DiSanto	Director	February 27, 2014
Frederick D. DiSanto

/s/ J. Martin Erbaugh	Director	February 27, 2014
J. Martin Erbaugh

/s/ Lee C. Howley	Director	February 27, 2014
Lee C. Howley

/s/ Daniel G. Merkel	Director	February 27, 2014
Daniel G. Merkel

Director
Thomas P. Perciak

/s/ Jeffrey F. Riddell	Director	February 27, 2014
Jeffrey F. Riddell

/s/ John W. Schaeffer, M.D.	Director	February 27, 2014
John W. Schaeffer, M.D.

/s/ Donald F. Zwilling	Director	February 27, 2014
Donald F. Zwilling