Form 10-Q
period 2014-03-31
LNB BANCORP INC
filed 2014-05-08
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of common shares of the registrant outstanding on May 2, 2014 was 9,664,972.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$38,939	$36,717
Federal funds sold and interest bearing deposits in banks	29,302	15,555
Cash and cash equivalents (Note 3)	68,241	52,272
Securities available for sale, at fair value (Note 5)	217,510	216,122
Restricted stock	5,741	5,741
Loans held for sale	1,811	4,483
Loans:
Portfolio loans (Note 6)	910,189	902,299
Allowance for loan losses (Note 6)	(17,497)	(17,505)
Net loans	892,692	884,794
Bank premises and equipment, net	8,013	8,198
Other real estate owned	979	579
Bank owned life insurance	19,532	19,362
Goodwill, net (Note 4)	21,582	21,582
Intangible assets, net (Note 4)	424	457
Accrued interest receivable	3,774	3,621
Other assets	15,094	13,046
Total Assets	$1,255,393	$1,230,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 7)
Demand and other noninterest-bearing	$149,530	$148,961
Savings, money market and interest-bearing demand	430,142	393,778
Time deposits	497,179	502,850
Total deposits	1,076,851	1,045,589
Short-term borrowings (Note 8)	3,725	4,576
Federal Home Loan Bank advances (Note 9)	46,760	46,708
Junior subordinated debentures (Note 10)	16,238	16,238
Accrued interest payable	701	789
Accrued expenses and other liabilities	4,004	4,901
Total Liabilities	1,148,279	1,118,801
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at March 31, 2014 and December 31, 2013.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares were issued at March 31, 2014 and 7,689 shares authorized and issued at December 31, 2013	—	7,689
Discount on Series B preferred stock	—	(19)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,001,717 shares at March 31, 2014 and 10,001,717 at December 31, 2013	10,002	10,002
Additional paid-in capital	51,166	51,098
Retained earnings	55,440	53,966
Accumulated other comprehensive income (loss)	(3,317)	(5,188)
Treasury shares at cost, 336,745 shares at March 31, 2014 and 328,194 shares at December 31, 2013	(6,177)	(6,092)
Total Shareholders’ Equity	107,114	111,456
Total Liabilities and Shareholders’ Equity	$1,255,393	$1,230,257
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Year Ended Three Months Ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$8,928	$9,054
Securities:
U.S. Government agencies and corporations	1,028	841
State and political subdivisions	303	289
Other debt and equity securities	117	70
Federal funds sold and short-term investments	17	20
Total interest income	10,393	10,274
Interest Expense
Deposits	1,082	1,249
Federal Home Loan Bank advances	155	154
Short-term borrowings	26	1
Junior subordinated debentures	169	166
Total interest expense	1,432	1,570
Net Interest Income	8,961	8,704
Provision for Loan Losses (Note 6)	900	1,350
Net interest income after provision for loan losses	8,061	7,354
Noninterest Income
Investment and trust services	400	375
Deposit service charges	770	816
Other service charges and fees	753	831
Income from bank owned life insurance	169	168
Other income (loss)	151	321
Total fees and other income	2,243	2,511
Securities gains, net (Note 5)	—	178
Gains on sale of loans	703	656
Loss on sale of other assets, net	(34)	(13)
Total noninterest income	2,912	3,332
Noninterest Expense
Salaries and employee benefits	4,595	5,027
Furniture and equipment	1,148	949
Net occupancy	613	588
Professional fees	494	490
Marketing and public relations	400	289
Supplies, postage and freight	214	307
Telecommunications	151	162
Intangible asset amortization	33	33
Ohio franchise tax	224	308
FDIC assessments	272	242
Other real estate owned	24	77
Loan and collection expense	298	388
Other expense	393	421
Total noninterest expense	8,859	9,281
Income before income tax expense	2,114	1,405
Income tax expense	508	292
Net Income	1,606	1,113
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	1,871	(714)
Less: reclassification adjustments for securities' gains realized in net income,	—	117
Total other comprehensive income (loss), net of taxes	1,871	(831)
Comprehensive income (loss)	3,477	282
Net Income	1,606	1,113
Dividends and accretion on preferred stock	35	257
Net Income Available to Common Shareholders	$1,571	$856

Net Income Per Common Share (Note 2)
Basic	$0.16	$0.10
Diluted	0.16	0.10
Dividends declared	0.01	0.01

Average Common Shares Outstanding
Basic	9,668,297	8,201,120
Diluted	9,705,432	8,212,038
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					1,113			1,113
Other comprehensive loss						(831)		(831)
Share-based compensation				72				72
Issuance of common stock (1,359 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733 shares)	(9,701)	—			7			(9,694)
Preferred dividends and accretion of discount	4				(257)			(253)
Common dividends declared, $.01 per share					(79)			(79)
Balance, March 31, 2013	$9,118	$—	$9,632	$47,587	$49,551	$409	$(6,092)	$110,205

Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income					1,606			1,606
Other comprehensive income						1,871		1,871
Share-based compensation				68				68
Purchase of treasury stock							(85)	(85)
Redemption of preferred stock (7,689 shares)	(7,689)							(7,689)
Preferred dividends and accretion of discount	19				(35)			(16)
Common dividends declared, $.01 per share					(97)			(97)
Balance, March 31, 2014	$—	$—	$10,002	$51,166	$55,440	$(3,317)	$(6,177)	$107,114
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Operating Activities
Net income	$1,606	$1,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	900	1,350
Depreciation and amortization	232	262
Amortization of premiums and discounts	460	512
Amortization of intangibles	33	33
Amortization of loan servicing rights	72	86
Amortization of deferred loan fees	(43)	(114)
Income from cash surrender value of bank-owned life insurance policies	(169)	(168)
Federal deferred income tax expense (benefit)	191	860
Securities gains, net	—	(178)
Share-based compensation expense	68	72
Loans originated for sale	(18,361)	(29,879)
Proceeds from sales of loan originations	21,734	31,919
Net gain from loan sales	(703)	(656)
Net loss on sale of other assets	34	13
Net increase (decrease) in accrued interest receivable and other assets	(3,237)	(4,054)
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(1,176)	2,493
Net cash provided by operating activities	1,641	3,664
Investing Activities
Proceeds from sales of available-for-sale securities	—	2,280
Proceeds from maturities of available-for-sale securities	11,387	31,171
Purchase of available-for-sale securities	(10,399)	(54,455)
Net increase in loans made to customers	(9,364)	(8,453)
Proceeds from the sale of other real estate owned	172	141
Purchase of bank premises and equipment	(53)	(129)
Proceeds from sale of bank premises and equipment	9	—
Net cash used in investing activities	(8,248)	(29,445)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	569	(3,581)
Net increase in savings, money market and interest-bearing demand	36,364	19,793
Net increase (decrease) in time deposits	(5,671)	33,372
Net increase in short-term borrowings	(851)	774
Proceeds from Federal Home Loan Bank advances	—	53
Payment of Federal Home Loan Bank advances	52	(3)
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(7,670)	—
Purchase of Treasury Stock	(85)	—
Dividends paid	(132)	(332)
Net cash provided by financing activities	22,576	50,076
Net increase in cash and cash equivalents	15,969	24,295
Cash and cash equivalents, January 1	52,272	30,659
Cash and cash equivalents, March 31	$68,241	$54,954
Supplemental cash flow information
Interest paid	$1,520	$1,623
Income taxes paid	—	465
Transfer of loans to other real estate owned	609	40
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after March 31, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Corporation’s Annual Report on Form 10-K.
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.
Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.
New Accounting Pronouncements:
In January 2014, the Financial Accounting Standards Board issued an accounting standards update allowing entities to make an accounting policy election with respect to using the proportional amortization method for investments in qualified affordable housing projects, if certain conditions are met. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. The Corporation will adopt this new guidance as required, and it is not expected to have a material impact on the Corporation's Consolidated Financial Statements.
Also in January 2014, the Financial Accounting Standards Board issued an accounting standards update clarifying guidance for in substance repossessions and foreclosures, and requiring additional disclosures regarding foreclosed residential real estate property and recorded investments in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. The Corporation will adopt this new guidance as required, and it is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

(2)    Earnings Per Common Share

The Corporation calculates earnings per common share (EPS) using the two-class method. The two-class method allocates net income to each class of Common Stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested stock-based payment awards that contain nonforfeitable rights to dividends. The Corporation also uses the treasury stock method to calculate dilutive EPS. The treasury stock method assumes that the Corporation uses the proceeds from a hypothetical exercise of options to repurchase Common Stock at the average market price during the period. The reconciliation between basic and diluted earnings per share is presented as follows (Dollars in thousands, except per share data) :

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic EPS
Net income	$1,606	$1,113
Less:
Preferred stock dividend and accretion	35	257
Income allocated to participating securities	6	11
Net income allocated to common shareholders	$1,565	$845

Average common shares outstanding	9,668,297	8,201,120
Less: participating shares included in average common shares outstanding	53,169	117,031
Average common shares outstanding used in basic EPS	9,615,128	8,084,089
Basic net income per common share	$0.16	$0.10

Diluted EPS:
Income used in diluted earnings per share calculation	$1,565	$845

Average common shares outstanding	9,668,297	8,201,120
Add: Common Stock equivalents:
Stock Options	37,135	10,918
Average common stock shares outstanding	9,705,432	8,212,038
Diluted earnings per common share	$0.16	$0.10

For the three months ended March 31, 2014, approximately 172,000 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended March 31, 2013, approximately 194,500 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3)    Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Corporation considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(4)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2013, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine if there is likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. The Corporation evaluates goodwill impairment annually as of November 30th of each year. Based upon this assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013.
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

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	943	910
Carrying value of core deposit intangibles	$424	$457

(5)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,683	$—	$(4,242)	$67,441
Mortgage backed securities: residential	94,222	1,360	(1,063)	94,519
Collateralized mortgage obligations	22,163	247	(271)	22,139
State and political subdivisions	32,503	1,273	(365)	33,411
Total Securities	$220,571	$2,880	$(5,941)	$217,510

	At December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,851	$—	$(6,463)	$65,388
Mortgage backed securities: residential	94,313	1,362	(1,245)	94,430
Collateralized mortgage obligations	18,650	255	(250)	18,655
State and political subdivisions	32,521	1,137	(693)	32,965
Preferred securities	4,684	—	—	4,684
Total Securities	$222,019	$2,754	$(8,651)	$216,122

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at March 31, 2014 is provided in the following table. Mortgage backed securities and collaterlized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At March 31, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$22,033	$21,144
Due from one year to five years	46,819	45,340
Due from five years to ten years	29,740	28,680
Due after ten years	5,594	5,687
Mortgage backed securities and collateralized mortgage obligations	116,385	116,659
	$220,571	$217,510

The following table shows the proceeds from sales of available-for-sale securities for the three months ended March 31, 2014 and 2013. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	March 31,
	2014	2013
	(Dollars in thousands)
Gross realized gains	$—	$178
Gross realized losses	—	—
Net Securities Gains	$—	$178
Proceeds from the sale of available for sale securities	$—	$2,280
The carrying value of securities pledged to secure trust deposits, public deposits, lines of credit, and for other purposes required by law amounted to $193,354 and $154,479 at March 31, 2014 and December 31, 2013, respectively.
The following is a summary of securities that had unrealized losses at March 31, 2014 and December 31, 2013. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At March 31, 2014, the Corporation held 50 securities with unrealized losses totaling $5,941. At December 31, 2013, there were 53 securities with unrealized losses totaling $8,651. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$58,282	$(3,405)	$9,159	$(837)	$67,441	(4,242)
Mortgage backed securities: residential	29,332	(454)	24,875	(609)	54,207	(1,063)
Collateralized mortgage obligations	6,741	(86)	4,287	(185)	11,028	(271)
State and political subdivisions	7,526	(316)	488	(49)	8,014	(365)
Total	$101,881	$(4,261)	$38,809	$(1,680)	$140,690	$(5,941)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$65,388	$(6,463)	$—	$—	$65,388	$(6,463)
Mortgage backed securities: residential	28,603	(566)	31,051	(679)	59,654	(1,245)
Collateralized mortgage obligations	5,079	(59)	4,411	(191)	9,490	(250)
State and political subdivisions	9,188	(602)	447	(91)	9,635	(693)
Total	$108,258	$(7,690)	$35,909	$(961)	$144,167	$(8,651)

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
Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized. The Corporation held no equity securities as of March 31, 2014.
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
Management does not believe that the investment securities that were in an unrealized loss position as of March 31, 2014 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

(6)    Loans and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.
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
The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Activity in the allowance for loan losses by segment for the three months ended March 31, 2014 and 2013 are summarized as follows:

Three Months Ended March 31, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(546)	—	(77)	(222)	(70)	(83)	(998)
Recoveries	6	1	2	11	58	12	90
Provision charged to expense	662	(34)	147	205	(68)	(12)	900
Balance, end of period	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$838	$73	$6	$—	$—	$—	$917
Collectively evaluated for impairment	9,406	391	1,477	3,478	1,513	315	16,580
Total ending allowance balance	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497
Loans:
Individually evaluated for impairment	$16,175	$460	$1,254	$980	$190	$65	$19,124
Collectively evaluated for impairment	392,292	82,837	67,417	121,844	209,504	17,171	891,065
Total ending loans balance	$408,467	$83,297	$68,671	$122,824	$209,694	$17,236	$910,189

Three Months Ended March 31, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(123)	(63)	(513)	(436)	(216)	(77)	(1,428)
Recoveries	7	4	64	47	94	31	247
Provision charged to expense	(486)	(242)	554	980	502	42	1,350
Balance, end of period	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,778	$192	$—	$—	$—	$—	$1,970
Collectively evaluated for impairment	9,006	$342	$1,664	$2,948	$1,610	$266	15,836
Total ending allowance balance	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Loans:
Individually evaluated for impairment	$23,941	$564	$1,991	$483	$99	$59	$27,137
Collectively evaluated for impairment	391,812	75,345	62,495	121,281	199,865	11,996	862,794
Total ending loans balance	$415,753	$75,909	$64,486	$121,764	$199,964	$12,055	$889,931

Year Ended December 31, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of year	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(2,325)	(121)	(754)	(1,775)	(678)	(366)	(6,019)
Recoveries	697	8	350	66	335	56	1,512
Provision charged to expense	364	(225)	256	2,836	706	438	4,375
Balance, end of year	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$865	$73	$—	$—	$—	$—	$938
Collectively evaluated for impairment	9,257	424	1,411	3,484	1,593	398	16,567
Total ending allowance balance	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Loans:
Individually evaluated for impairment	$17,842	$472	$1,731	$1,111	$195	$160	$21,511
Collectively evaluated for impairment	383,749	88,174	64,776	121,965	206,128	15,996	880,788
Total ending loans balance	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

Delinquencies
Management monitors delinquency and potential problem loans. Bank-wide delinquency at March 31, 2014 was 1.64% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.25% and 0.25% of total loans at March 31, 2014, respectively. Bank-wide delinquency at December 31, 2013 was 1.69% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.26% and 0.19% of total loans at December 31, 2013, respectively. Information regarding delinquent loans as of March 31, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans as of March 31, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$741	$1,260	$6,319	$8,320	$400,147	$408,467	$—
Commercial	68	—	159	227	83,070	83,297	—
Residential real estate	422	340	2,076	2,838	65,833	68,671	—
Home equity loans	872	591	1,643	3,106	119,718	122,824	—
Indirect	169	51	5	225	209,469	209,694
Consumer	33	60	95	188	17,048	17,236	—
Total	$2,305	$2,302	$10,297	$14,904	$895,285	$910,189	$—

Age Analysis of Past Due Loans as of December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$525	$4	$7,401	$7,930	$393,661	$401,591	$—
Commercial	—	18	219	237	88,409	88,646	—
Residential real estate	347	960	2,252	3,559	62,948	66,507	158
Home equity loans	932	707	1,078	2,717	120,359	123,076	43
Indirect	332	30	23	385	205,938	206,323
Consumer	183	25	191	399	15,757	16,156	—
Total	$2,319	$1,744	$11,164	$15,227	$887,072	$902,299	$201

Impaired Loans
A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Consumer residential mortgage, installment and other consumer loans are evaluated collectively for impairment. Individual commercial loans are evaluated for impairment. Impaired loans are written down by the establishment of a specific allowance where necessary. Interest income recognized on impaired loans while the loan was considered impaired was immaterial for all periods.

Impaired loans for the Period Ended March 31, 2014 and December 31, 2013 are as follows:

	At March 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$12,512	$16,899	$—	$14,021
Commercial	202	255	—	208
Residential real estate	1,233	1,371	—	1,482
Home equity loans	980	1,563	—	1,045
Indirect	190	263	—	192
Consumer	65	97	—	113
With allowance recorded:
Commercial real estate	3,663	5,553	838	2,988
Commercial	258	258	73	258
Residential real estate	21	82	6	11
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$19,124	$26,341	$917	$20,318

	At December 31, 2013			Twelve Months Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,530	$20,438	$—	$16,705
Commercial	214	267	—	186
Residential real estate	1,731	1,940	—	1,832
Home equity loans	1,111	1,623	—	847
Indirect	195	268	—	178
Consumer	160	204	—	111
With allowance recorded:
Commercial real estate	2,312	2,319	865	4,374
Commercial	258	258	73	346
Residential real estate	—	—	—	—
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$21,511	$27,317	$938	$24,579

*impaired loans shown in the tables above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most of these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $40 for the TDR loans at March 31, 2014.
During the first quarter of 2014 there were no loans that were modified as a TDR.
The following table provides the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan segment as of March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	18	$6,214	$8,530
Commercial	1	—	171
Residential real estate	13	964	1,070
Home equity loans	28	786	1,322
Indirect Loans	39	190	263
Consumer Loans	1	65	65
Total	100	$8,219	$11,421

	Three Months Ended March 31, 2013
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	14	$6,796	$8,772
Commercial	1	—	171
Residential real estate	10	946	973
Home equity loans	14	483	688
Indirect Loans	14	99	161
Consumer Loans	1	59	59
Total	54	$8,383	$10,824

The following table summarizes the loans that were modified as a TDR during the period ended December 31, 2013.

At December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$93	$93
Residential real estate	3	$236	$236
Home equity loans	15	$774	$774
Indirect Loans	25	$195	$195
Consumer Loans	3	$34	$34
There were no loans modified in a TDR that subsequently defaulted during the twelve months periods ended March 31, 2014 and 2013 respectively (i.e., 90 days or more past due following a modification).
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
The Corporation had approximately $628 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR at March 31, 2014.

Nonaccrual Loans
Nonaccrual loan balances at March 31, 2014 and December 31, 2013 are as follows:

Loans On Non-Accrual Status	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$10,145	$11,241
Commercial	227	289
Residential real estate	5,127	5,231
Home equity loans	4,845	4,464
Indirect	362	443
Consumer	212	318
Total Nonaccrual Loans	$20,918	$21,986
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for March 31, 2014 and December 31, 2013:

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

The following tables present the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of March 31, 2014 and December 31, 2013:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	March 31, 2014
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$51	$—	$—	$—	$—	$51
Grade 2 — Modest	—	39	—	—	—	—	39
Grade 3 — Better than average	848	—	—	—	—	—	848
Grade 4 — Average	20,204	164	611	—	—	—	20,979
Grade 5 — Acceptable	361,379	79,884	5,654	—	—	—	446,917
Total Pass Credits	382,431	80,138	6,265	—	—	—	468,834
Grade 6 — Special mention	3,341	118	32	—	—	—	3,491
Grade 7 — Substandard	22,695	3,041	615	—	—	—	26,351
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	408,467	83,297	6,912	—	—	—	498,676
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	59,525	119,718	209,469	17,048	405,760
30-59 days past due loans not internally risk graded	—	—	65	872	169	33	1,139
60-89 days past due loans not internally risk graded	—	—	340	591	51	60	1,042
90+ days past due loans not internally risk graded	—	—	1,829	1,643	5	95	3,572
Total loans not internally credit risk graded	—	—	61,759	122,824	209,694	17,236	411,513
Total loans internally and not internally credit risk graded	$408,467	$83,297	$68,671	$122,824	$209,694	$17,236	$910,189

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
The Corporation adheres to underwriting standards consistent with its Loan Policy for indirect and consumer loans. Final approval of a consumer credit depends on the repayment ability of the borrower. Repayment ability generally requires the determination of the borrower’s capacity to meet current and proposed debt service requirements. A borrower’s repayment ability is monitored based on delinquency, generally for time periods of 30 to 59 days past due, 60 to 89 days past due and 90 days or greater past due. This information is provided in the above past due loans table.

(7)    Deposits
Deposit balances are summarized as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Demand and other noninterest-bearing	$149,530	$148,961
Interest checking	176,028	164,662
Savings	129,976	125,582
Money market accounts	124,138	103,534
Consumer time deposits	362,732	382,137
Public time deposits	134,447	120,713
Total deposits	$1,076,851	$1,045,589

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $295,426 and $293,330 at March 31, 2014 and December 31, 2013, respectively.
The maturity distribution of certificates of deposit as of March 31, 2014 are as follows:

March 31, 2014
(Dollars in thousands)
0-12 months	$323,856
12-24 months	109,561
24-36 months	48,056
36-48 months	11,634
48-60 months	4,072
Total	$497,179

(8)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At March 31, 2014, the Bank had pledged approximately $88,150 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $44,075. No amounts were outstanding under the line of credit at March 31, 2014 or December 31, 2013. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution. The Corporation also has a $6,000 line of credit with an unaffiliated financial institution under which the Corporation had borrowings of $2,500 was outstanding at a rate of 3.50% as of March 31, 2014. At December 31, 2013, the Corporation had borrowings of $3,000 outstanding under the line of credit.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At March 31, 2014 and December 31, 2013, the outstanding balance of securities sold under repurchase agreements totaled $1,225 and $1,576, respectively. No Federal funds were purchased as of March 31, 2014 and December 31, 2013.

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and short-term borrowings as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Federal funds purchased and securities sold under agreements to repurchase	1,225	1,576
Line of credit with an unaffiliated financial institution	2,500	3,000
Total short-term borrowings	$3,725	$4,576

Short-term borrowings	March 31, 2014	December 31, 2013
Average balance during the year	$4,664	$1,803
Weighted-average annual interest rate during the year	3.60%	0.10%
Maximum month-end balance	$3,725	$4,576

(9)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,760 and $46,708 at March 31, 2014 and December 31, 2013 respectively. All advances were bullet maturities with no call features. At March 31, 2014, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $88,238 and $16,985, respectively. The maximum borrowing capacity of the Bank at March 31, 2014 was $73,971. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at March 31, 2014 and December 31, 2013.
Maturities of FHLB advances outstanding at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$—	$1
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(740)	(793)
Total FHLB advances	$46,760	$46,708

In 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a remaining maturity of 12 to 31 months. The prepaid FHLB advances were replaced with $27,500 of fixed rate FHLB advances with a contractual average interest rate of 0.88% and terms of 49 to 67 months. In accordance with the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. The present value of the cash flows under the terms of the new FHLB advances (including the prepayment penalties) were not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances and therefore the new advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges. As a result, the prepayment penalties have been treated as a discount on the new debt and are being amortized over the life of the new advances as an adjustment to yield. The prepayment penalty effectively increases the interest rate on the new advances over the lives of the new advances at the time of the transaction. The benefit of prepaying these advances was an immediate decrease in interest expense and a decrease in interest rate sensitivity as the maturity of each of the refinanced FHLB advances was extended at a lower rate.

At March 31, 2014, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2015	$—	—%
2016	20,000	0.80
2017	10,000	0.79
2018	15,000	0.96
Thereafter	2,500	1.24
Total	$47,500	0.87%
Restructuring prepayment penalty	(740)
Total	$46,760

(10)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10.0 million of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2013 were 1.71% and 6.64% for Trust I and Trust II, respectively. At March 31, 2014 and December 31, 2013, accrued interest payable for Trust I was $5 and $6 and for Trust II was $21 and $22, respectively.
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

A summary of the contractual amount of commitments at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit	$78,779	$84,283
Home equity lines of credit	90,189	89,331
Standby letters of credit	8,543	8,448
Total	$177,511	$182,062
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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014					December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$68,241	$68,241	$68,241	$—	$—	$52,272	$52,272
Securities	217,510	217,510	—	217,510	—	216,122	216,122
Restricted stock	5,741	N/A	N/A	N/A	N/A	5,741	5,741
Portfolio loans, net	892,692	888,730	—	—	888,730	884,794	884,211
Loans held for sale	1,811	1,815	—	1,815	—	4,483	4,487
Accrued interest receivable	3,774	3,744	—	970	2,774	3,621	3,621
Financial liabilities
Deposits:
Demand, savings and money market	579,672	574,086	—	574,086	—	542,739	542,739
Certificates of deposit	497,179	498,475	—	498,475	—	502,850	504,381
Short-term borrowings	3,725	3,725	—	3,725	—	4,576	4,576
Federal Home Loan Bank advances	46,760	46,899	—	46,899	—	46,708	46,923
Junior subordinated debentures	16,238	16,650	—	16,650	—	16,238	16,778
Accrued interest payable	701	701	—	701	—	789	789
Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of March 31, 2014 and December 31, 2013, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.
Restricted stock

It is not practical to determine the fair value of Restricted stock due to restrictions placed on its transferability. Restricted stock is carried at cost and valued based on the ultimate recoverability of par value.
Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in Level 2 and Level 3 classification. The level disclosed should be consistent with the asset and liability that the accrued interest is associated with.

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$67,441	$—	$67,441	$—
Mortgage backed securities: residential	94,519	—	94,519	—
Collateralized mortgage obligations	22,139	—	22,139	—
State and political subdivisions	33,411	—	33,411	—
Interest rate swaps	158	—	158	—
Total	$217,668	$—	$217,668	$—
Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. Government agencies and corporations	$65,388	$—	$65,388	$—
Mortgage backed securities: residential	94,430	—	94,430	—
Collateralized mortgage obligations	18,655	—	18,655	—
State and political subdivisions	32,965	—	32,965	—
Preferred Securities	4,684	—	—	4,684
Interest rate swaps	222	—	222	—
Total	$216,344	$—	$211,660	$4,684

Fair value measurements of U.S. Government agencies and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Fair value of debt securities such as obligations of state and political subdivisions may be determined by matrix pricing. Matrix pricing is a mathematical technique that is used to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities relationship to other benchmark quoted prices.
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the periods ended March 31, 2014 and December 31, 2013. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At March 31, 2014 and December 31, 2013, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

March 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$18,207	$18,207
Other real estate	—	—	979	979
Total assets at fair value on a nonrecurring basis	$—	$—	$19,186	$19,186

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total
	(Dollars in thousands)
Impaired and nonaccrual loans	$—	$—	$21,986	$21,986
Other real estate	—	—	579	579
Total assets at fair value on a nonrecurring basis	$—	$—	$22,565	$22,565

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
Other Real Estate:    Other real estate includes foreclosed assets and properties securing residential and commercial loans. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$18,207	Sales comparison approach	Adjustment for differences between the comparable sales
Other real estate	$979	Sales comparison approach	Adjustment for differences between the comparable sales

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the three months ended March 31, 2014.

(13)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of March 31, 2014 were stock options granted in 2007, 2008, 2009, 2012 and 2013 and long-term restricted shares issued in 2010, 2011, 2012 and 2013. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the three months ended March 31, 2014, the Corporation granted no stock options. All outstanding stock options are granted at an excercise price equal to the fair value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $30, and $5 for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the Corporation's stock options outstanding at March 31, 2014:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	7.66	25,833	$5.39
$9.07-$9.56	128,196	9.17	—	—
$14.47	79,500	3.85	79,500	14.47
$16.00-$16.50	32,500	2.72	32,500	16.04
$19.10	30,000	1.84	30,000	19.10
$19.17	30,000	0.84	30,000	19.17
Outstanding at end of period	337,696	5.74	197,833	14.96

A summary of the status of stock options at March 31, 2014 and 2013 is presented in the table below:

	2014		2013
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	337,696	12.43	232,000	14.50
Granted	—	—	—	—
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	337,696	12.43	232,000	14.50
Exercisable at end of period	197,833	14.96	197,000	16.12

There were no options exercised during the three months of 2014, therefore the total intrinsic value of options exercised was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on March 31, 2014 was $11.42.

Restricted Shares

Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock for the three months ended March 31, 2014 and 2013 was $38,and $72, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of restricted stock awards. A summary of the status of restricted shares at March 31, 2014 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	83,355	$5.86
Granted	—	—
Vested	(44,803)	5.35
Forfeited or expired	—	—
Nonvested at March 31, 2014	38,552	6.45
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the three months ended March 31, 2014, was $0 and for 2013 was $4.

(14) Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of the Corporation’s accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	March 31, 2014
	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(3,892)	$(1,296)	$(5,188)
Amounts recognized in other comprehensive income, net of taxes of $964	1,871	—	1,871
Reclassified amounts out of accumulated other comprehensive income, net of tax	—	—	—
Balance at the end of the period	$(2,021)	$(1,296)	$(3,317)

	March 31, 2013
	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$3,295	$(2,055)	$1,240
Amounts recognized in other comprehensive income, net of taxes of $368	(714)	—	(714)
Reclassified amounts out of accumulated other comprehensive income, net of tax	117	—	—
Balance at the end of the period	$2,464	$(2,055)	$409

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three months ended March 31, 2014. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2013, and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
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
Net income for the first quarter 2014 was $1,606 compared to $1,113 for the same period one year ago. Net income available to common shareholders for the first quarter 2014 was $1,571, or $0.16 per diluted common share, compared to $856, or $0.10 per diluted common shares, for the first quarter 2013. In the first quarter of 2013, net income available to common shareholders of $856 included Supplemental Executive Retirement Plan (SERP) compensation expense of $455 net of tax. Excluding the SERP expense, the adjusted net income available to common shareholders would have been $1,311 in the first quarter of 2013. The adjusted net income available to common shareholders increased of $260 or 19.8% when compared to the first quarter of 2013.
Net interest income on a fully taxable equivalent (FTE) basis for the first quarter 2014 was $9,117, an increase of 2.9%, compared to $8,860 for the first quarter 2013. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the first quarter 2014 was 3.21% compared to 3.23% for the first quarter 2013.
The provision for loan losses was $900 for the quarter ended March 31, 2014 compared to $1,350 for the quarter ended March 31, 2013. See Note 6: Loans and Allowance for Loan Losses and table 7: Analysis of Allowance for Loan Losses for further details.
Noninterest income was $2,912 for the first quarter 2014 compared to $3,332, or a 12.6% decrease when compared to the first quarter 2013. The 12.6% decrease was attributable to $178 or 100% decrease in gain on the sale of securities, a decrease of $46 or 5.6% in deposit service charges and a decrease of $78 or 9.4% in other service charges and fees. The decreases in the first quarter of 2014 in deposit service charges and other service charges and fees are attributed to the harsh weather conditions experienced.
Noninterest expense for the first quarter was $8,859, a decrease of $422, or 4.5%, when compared to $9,281, for the same period one year ago. The decrease year over year in noninterest expense was mainly attributable to the $693 SERP charge recognized in the first quarter of 2013.
During the first quarter 2014, loans increased slightly as total portfolio loans ended at $910,189, a 0.9% increase, compared to $902,299 at December 31, 2013. Total assets for the first quarter 2014 ended at $1,255,393 compared to $1,230,257 at December 31, 2013, an increase of $25,136, or 2.0%. Total deposits grew to $1,076,851 at March 31, 2014, an increase of 3.0%, from $1,045,589 at December 31, 2013.

The Corporation continued its efforts in improving credit metrics. The Corporation’s non-performing loans totaled $20,918 at March 31, 2014, or 2.30% of total loans, a decrease from $21,986, or 2.44% of total loans, at December 31, 2013, and a decrease of $7,596 from $28,514, or 26.6%, from the first quarter 2013.
The allowance for possible loan losses was $17,497 at March 31, 2014, compared to $17,505 at December 31, 2013, and 1.92% compared to 1.94% of total portfolio loans at December 31, 2013. Annualized net charge-offs to average loans at March 31, 2014 was 0.40% compared to 0.51% at December 31, 2013, and 0.54% at March 31, 2013.

Results of Operations (Dollars in thousands except per share data)
Table 1: Condensed Consolidated Average Balance Sheets
Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended March 31, 2014, and 2013.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$184,487	$1,078	2.37%	$175,589	$841	1.94%
State and political subdivisions	33,267	434	5.29	32,202	415	5.22
Federal funds sold and short-term investments	16,740	17	0.41	7,230	20	1.13
Restricted stock	5,221	67	5.22	6,627	70	4.26
Commercial loans	496,647	5,370	4.38	491,326	5,423	4.48
Residential real estate loans	46,763	564	4.89	54,761	652	4.83
Home equity lines of credit	110,266	1,056	3.79	107,664	1,016	3.83
Installment loans	257,109	1,963	3.13	237,893	1,993	3.40
Total Earning Assets	$1,150,500	$10,549	3.67%	$1,113,292	$10,430	3.80%
Allowance for loan loss	(17,540)			(17,762)
Cash and due from banks	35,775			34,926
Bank owned life insurance	19,421			18,680
Other assets	46,224			46,494
Total Assets	$1,234,380			$1,195,630
Liabilities and Shareholders’ Equity:
Consumer time deposits	$411,774	$861	0.85%	$437,118	$1,047	0.97%
Public time deposits	81,954	135	0.67	57,612	115	0.81
Savings deposits	127,636	11	0.04	120,510	16	0.05
Money market accounts	119,243	55	0.19	105,365	43	0.17
Interest-bearing demand	169,732	20	0.05	158,603	28	0.07
Short-term borrowings	4,663	26	2.32	1,514	1	0.10
FHLB advances	46,737	155	1.34	46,531	154	1.35
Junior subordinated debentures	16,334	169	4.20	16,313	166	4.13
Total Interest-Bearing Liabilities	$978,073	$1,432	0.59%	$943,566	$1,570	0.68%
Noninterest-bearing deposits	145,640			137,760
Other liabilities	3,986			3,888
Shareholders’ Equity	106,681			110,416
Total Liabilities and Shareholders’ Equity	$1,234,380			$1,195,630
Net interest Income (FTE)		$9,117	3.21%		$8,860	3.23%
Taxable Equivalent Adjustment		(156)	(0.05)		(156)	(0.06)
Net Interest Income Per Financial Statements		$8,961			$8,704
Net Yield on Earning Assets			3.16%			3.17%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollar in thousand except per share data)

Three Months Ended March 31, 2014, versus Three Months Ended March 31, 2013, Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 75.5% of the Corporation’s revenues for the three months ended March 31, 2014. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,961 for the first quarter 2014 compared to $8,704 during the same quarter of 2013, an increase of 2.95%. Contributing to the increase in net interest income was $20,258, or 2.28% growth in portfolio loans from the first quarter of 2013. Adjusting for tax-exempt income, net interest income FTE for the first quarter of 2014 and 2013 was $9,117 and $8,860, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.21% for the three months ended March 31, 2014, compared to 3.23% for the three months ended March 31, 2013.
Average earning assets for the first quarter of 2014, were $1,150,500, an increase of $37,208 or 3.3%, compared to $1,113,292 for the first quarter of last year. The yield on average loans during the first quarter of 2014 was 3.99%, which was 14 basis points lower than the yield on average loans during the first quarter of 2013 of 4.13%. Interest income from securities was $1,512 (FTE) for the three months ended March 31, 2014, compared to $1,256 during the first quarter of 2013. The yield on average securities increased to 2.82% from 2.45% for these periods, respectively. The increase in interest income from securities is the result of higher long-term interest rates year over year which led to a decrease in prepayments within the Corporation's mortgage-backed securities portfolio. This resulted in a decline in premium amortization expense for the first quarter of 2014.

The cost of interest-bearing liabilities was 0.59% during the first quarter of 2014 compared to 0.68% during the same period in 2013. This decrease is primarily due to the sustained low interest rate environment. Noninterest-bearing accounts were $145,640, an increase of 5.7%, compared to $137,760 for the same period a year ago. Total average interest-bearing liabilities of $978,073 for the quarter ended March 31, 2014 increased $34,507, or 3.7%, compared to the quarter ended March 31, 2013. The average cost of trust preferred securities was 4.20% for the first quarter of 2014, compared to 4.13% for the first quarter of 2013. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64%, and the other half accrued dividends at LIBOR plus 1.48%, which was 1.71% as of March 31, 2014.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended March 31, 2014, and March 31, 2013. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended March 31,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$51	$186	$237
State and political subdivisions	14	5	19
Federal funds sold and short-term investments	10	(13)	(3)
Restricted stock	(18)	15	(3)
Commercial loans	58	(111)	(53)
Residential real estate loans	(96)	8	(88)
Home equity lines of credit	25	15	40
Installment loans	148	(178)	(30)
Total Interest Income	192	(73)	119
Consumer time deposits	(53)	(133)	(186)
Public time deposits	40	(20)	20
Savings deposits	1	(6)	(5)
Money market accounts	6	6	12
Interest-bearing demand	1	(9)	(8)
Short-term borrowings	18	7	25
FHLB advances	1	—	1
Trust preferred securities	—	3	3
Total Interest Expense	14	(152)	(138)
Net Interest Income (FTE)	$178	$79	$257

Net interest income (FTE) for the first quarter 2014 and 2013 was $9,117 and $8,860, respectively. Net interest income (FTE) for the first quarter of 2014 increased by $257, or 3.0%, in comparison to the same period in 2013. This increase is primarily attributable to the improvement in the Corporation's investment portfolio. Interest income on securities of U.S. Government agencies and of corporations increased $237, of which $186 is attributable to rate and $51 is attributable to volume. Overall higher longer-term interest rates have decreased the number of agency securities being called. In addition, a slowdown in prepayments within the Corporation's mortgage-backed securities resulted in a corresponding decline in premium amortization.
Interest income on commercial loans decreased $53. This decrease is primarily attributable to the sustained low interest rate environment, with a decrease in rate of $111, which was offset by an increase in volume of $58. Interest income on installment loans decreased $30, with a decrease in rate of $178, which was offset by an increase in volume of $148. The decrease was the result of the continued lower interest rate environment and the competitive nature of indirect lending.
The $186 decrease in consumer time deposits was due primarily to lower market interest rates as existing accounts continued to renew at favorable lower market interest rates. Total interest expense decreased $138, with the decrease being attributable to a $152 decrease due to rate and an increase due to volume of $14.

Noninterest Income
Table 3: Details of Noninterest Income

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Investment and trust services	$400	$375
Deposit service charges	770	816
Other service charges and fees	753	831
Income from bank owned life insurance	169	168
Other income	151	321
Total fees and other income	2,243	2,511
Securities gains, net	—	178
Gain on sale of loans	703	656
Loss on sale of other assets, net	(34)	(13)
Total noninterest income	$2,912	$3,332

Three Months Ended March 31, 2014, versus Three Months Ended March 31, 2013, Noninterest Income Comparison
Total fees and other income for the three months ended March 31, 2014, was $2,243, a decrease of $268, or 10.7%, from $2,511 for the same period in 2013. The Corporation utilizes derivatives as part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value, both gains and losses, of the instruments are recorded in the Consolidated Statements of Income in other income. The decrease of $170, or 53% in other income from the first quarter of 2014 compared to the first quarter of 2013 is the result of changes in the fair value of mortgage interest rate lock pipeline loans. Interest rate locked pipeline loans have significantly decreased year over year as an increase in mortgage interest rates resulted in the transition in the mortgage market from a refinance era to a purchase market.
For the three months ended March 31, 2014, deposit service charges were $770 compared to $816 for the same period one year ago. For the three months ended March 31, 2014, other service charges and fees decreased to $753 from $831. The decreases reflect lower activity primarily due to the harsh weather conditions experienced in the first quarter of 2014. Income earned on investment and trust services for the first quarter of 2014 increased $25 compared to the first quarter of 2013.
Gain on the sale of loans was $703 for the first quarter of 2014, compared to $656 for the first quarter of 2013, an increase of $47 or 7.2%.
The following table details the gain on the sale of loans recognized for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Gain on sale of mortgage loans	$110	$591
Gain on sale of indirect auto consumer loans	98	65
Gain on sale of SBA loans	495	—
	$703	$656
As noted above, the Corporation experienced a decrease in the demand for mortgage lending, primarily in the refinancing market due to rising interest rates year over year. As a result the gain on the sale of mortgage loans for the first quarter of 2014 decreased $481, or 81.4%. This was offset by the Small Business Administration (SBA) lending team generating over $12 million in loans, which resulted in a gain on sale of $495 in the first quarter of 2014. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. The Corporation continues to service these loans after sale and is required under the SBA programs to retain specified amounts. During the fourth quarter of 2013, the Corporation invested in a new loan office in Columbus, Ohio, with a focus on business loan growth and increasing revenue through the SBA programs. In the first quarter 2014, gain on the sale of indirect auto consumer loans was $98 compared to $65 for the first quarter of 2013. The increase of $33, or 50.8%, is due to the Corporation electing to sell more indirect auto consumer loans.

Noninterest Expense
Table 4: Details on Noninterest Expense

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$4,595	$5,027
Furniture and equipment	1,148	949
Net occupancy	613	588
Professional fees	494	490
Marketing and public relations	400	289
Supplies, postage and freight	214	307
Telecommunications	151	162
Ohio franchise tax	224	308
Intangible asset amortization	33	33
FDIC assessments	272	242
Other real estate owned	24	77
Loan and collection expense	298	388
Other expense	393	421
Total noninterest expense	$8,859	$9,281
Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013 Noninterest Expense Comparison
Noninterest expense for the first quarter of 2014 decreased $422, or 4.5%, compared to the same period of 2013. The decrease year over year in noninterest expense was mainly attributable to the $693 SERP expense recognized in the first quarter of 2013. Furniture and equipment expense increased $199, or 21.0%, compared to the same period one year ago due to an increase in data processing expense with the introduction of mobile banking. Marketing and public relations expense increased $111, or 38.4%, compared to the same period one year ago. The increase is primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of a relationship checking account product which offers rewards as the customer's relationship with the bank grows. Ohio franchise tax decreased $84, or 27.3%, compared to same period one year ago due to state legislation changes resulting in a change in the calculation of Ohio franchise tax for community banks from an equity based method to an asset based method. Loan and collection expense decreased $90, or 23.2%, compared to same period one year ago due to improved asset quality.
Income taxes
Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013 Income Taxes Comparison
The Corporation recognized income tax expense of $508 and $292 for the first quarter 2014 and 2013, respectively. The increase in the Corporation’s effective tax rate to 24.0% for March 31, 2014, from 20.8% for March 31, 2013, compared to the Federal statutory tax rate of 34%, is due to higher pre-tax income year over year. Included in net income for the three months ended March 31, 2014, and March 31, 2013, was $486 and $485 of nontaxable income, respectively, which is comprised of $137 and $135, respectively, related to life insurance policies and $349 and $349, respectively, of tax-exempt investment and loan interest income.

Financial Condition
Overview
The Corporation’s total assets at March 31, 2014, were $1,255,393 compared to $1,230,257 at December 31, 2013, an increase of $25,136, or 2.0%. This increase is primarily due to the increase in total deposits of $31,262. Total deposits at March 31, 2014, were $1,076,851 compared to $1,045,589 at December 31, 2013. The increase in total deposits was due to increases in money market and interest-bearing demand accounts of $36,364 and decreases in time deposits of $5,671. Other increases to note when compared to December 31, 2013 are in portfolio loans of $7,890, cash and cash equivalents of $15,969 and securities available for sale of $1,388.
Securities
The distribution of the Corporation’s securities portfolio at March 31, 2014 and December 31, 2013, is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities increased $1,388, or 0.6%, compared to December 31, 2013. As of March 31, 2014, the portfolio was comprised of 97.4% available-for-sale securities and 2.6% restricted stock. Available for sale securities were comprised of 31.0% U.S. Government Agencies, 43.5% U.S. Agency mortgage-backed securities, 10.2% U.S. collateralized mortgage obligations, and 15.4% municipal securities at March 31, 2014. The available-for-sale securities had a net temporary unrealized loss of $3,061, representing 1.4% of the total amortized cost of the Corporation's available-for-sale securities.
As with any investment, the yield on an available-for-sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the fluctuating interest rate environment and the flattening of the yield curve, the Corporation focused investment opportunities to short-term duration investments.
At March 31, 2014, the available-for-sale securities portfolio had gross unrealized gains of $2,880 and gross unrealized losses of $5,941. The gross unrealized losses represented 2.7% of the total amortized cost of the Corporation’s available-for-sale securities at March 31, 2014. At March 31, 2014, the Corporation held twelve available-for-sale securities with an unrealized loss position for greater than twelve months totaling $1,680. Available-for-sale securities with an unrealized loss position for less than twelve months totaled $4,261 at March 31, 2014. The unrealized gains and losses at December 31, 2013, were $2,754 and $8,651, respectively. See Note 5 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 6 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Total portfolio loans at March 31, 2014 were $910,189. This was an increase of $7,890 over total portfolio loans of at December 31, 2013. The Corporation believes that its loan portfolio was well-diversified at March 31, 2014. Commercial and commercial real estate loans represented 54.1%, indirect loans represented 23.0%, home equity loans represented 13.5%, residential real estate mortgage loans represented 7.5% and consumer loans represented 1.9% of total portfolio loans at March 31, 2014.

Table 5: Loan Portfolio Distribution

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Commercial real estate	$408,467	$401,591	$415,753
Commercial	83,297	88,646	75,909
Residential real estate	68,671	66,507	64,486
Home equity loans	122,824	123,076	121,764
Indirect	209,694	206,323	199,964
Consumer	17,236	16,156	12,055
Total Loans	910,189	902,299	889,931
Allowance for loan losses	(17,497)	(17,505)	(17,806)
Net Loans	$892,692	$884,794	$872,125

Loan Mix Percent
Commercial real estate	44.9%	44.5%	46.7%
Commercial	9.2%	9.8%	8.5%
Residential real estate	7.5%	7.4%	7.2%
Home equity loans	13.5%	13.6%	13.7%
Indirect	23.0%	22.9%	22.5%
Consumer	1.9%	1.8%	1.4%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $491,764 at March 31, 2014. This was an increase of $1,527, or 0.3%, over December 31, 2013, and a slight increase of $102 from March 31, 2013. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by property other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $188 of the $68,671 residential real estate mortgage loan portfolio at March 31, 2014. At March 31, 2014 residential real estate mortgage loans increased by $2,164, or 3.3%, in comparison to December 31, 2013 and increased $4,185, or 6.5%, from March 31, 2013. As interest rates have risen year over year, the refinancing market has slowed, contributing to the decrease in loans year over year.
Indirect auto loans increased by $3,371, or 1.6%, compared to December 31, 2013, and increased $9,730, or 4.9%, compared to March 31, 2013. The increase is primarily attributable to strong demand in the auto sales in the first quarter of 2014. The Corporation currently originates high quality indirect auto loans, defined as loans with borrowers that have personal credit scores that are greater than 750, in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans decreased $252, or 0.2%, when compared to December 31, 2013, and increased $1,060, or 0.9%, compared to March 31, 2013. Due to strong marketing efforts, consumer loans have increased $1,080, or 6.7%, in comparison to December 31, 2013 and increased $5,181, or 43.0%, compared to March 31, 2013.
Loans held for sale are not included in portfolio loans and as of March 31, 2014. Total loans classified as held for sale were $1,811 compared to $6,250 as of March 31, 2013. Residential real estate mortgage loans represented $249, or 13.7%, and indirect loans represented $1,562, or 86.3%, of loans held for sale at March 31, 2014. At March 31, 2013, residential real estate mortgage loans represented $4,563, or 73.0%, and indirect loans represented $1,687, or 27.0%.
Table 6 shows the amount of portfolio loans outstanding as of March 31, 2014 based on the remaining scheduled principal payments or principal amounts repricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent repricing, have been classified as due in one year or less for purposes of the table.

Table 6: Cash Flow and Interest Rate Information for Loans:

March 31, 2014
Due in one year or less	$218,966
Due after one year but within five years	427,327
Due after five years	263,896
Totals	$910,189
Due after one year with a predetermined fixed interest rate	$533,818
Due after one year with a floating interest rate	157,405
Totals	$691,223
Provision and Allowance for Loan Losses
The allowance for loan losses is maintained by the Corporation at a level considered by management to be adequate to cover probable incurred credit losses in the loan portfolio. The amount of the provision for loan losses charged to operating expenses is the amount necessary, in the estimation of management, to maintain the allowance for loan losses at an adequate level. Management determines the adequacy of the allowance based upon past experience, changes in portfolio size and mix, relative quality of the loan portfolio and the rate of loan growth, assessments of current and future economic conditions and information about specific borrower situations, including their financial position and collateral values, and other factors, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
As the economy faced significant challenges over the past several years, the Corporation responded by adding additional internal resources at the end of 2009, continuing to utilize outside resources and implementing a process to improve asset quality going forward. This process, which includes executive management, finance, credit, lending and legal, is charged with monitoring problem loans on a regular basis to insure proper grading of the loans, identifying loans as “troubled debt restructured,” adequate allowances and timely resolution of problem credits. In addition, the Corporation's bank subsidiary has a Loan and Credit Review Committee which provides board oversight in areas such as underwriting, concentrations, delinquencies, production goals and performance trends.
The Corporation uses a historical loss methodology in determining the level of allowances for various loan segments. It is supplemented by a migration analysis which estimates probable incurred losses, similar to the Basel formula, for commercial loans based on a history of loans migrating through the various loan grades.
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

Table 7 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended March 31, 2014, and 2013.
Table 7: Analysis of Allowance for Loan Losses

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Balance at beginning of year	$17,505	17,637
Charge-offs:
Commercial real estate	(546)	(123)
Commercial	—	(63)
Residential real estate	(77)	(513)
Home equity loans	(222)	(436)
Indirect	(70)	(216)
Consumer	(83)	(77)
Total charge-offs	(998)	(1,428)
Recoveries:
Commercial real estate	6	7
Commercial	1	4
Residential real estate	2	64
Home equity loans	11	47
Indirect	58	94
Consumer	12	31
Total Recoveries	90	247
Net Charge-offs	(908)	(1,181)
Provision for loan losses	900	1,350
Balance at end of year	$17,497	$17,806

Average Portfolio loans outstanding	$906,843	$884,893
Annualized ratio to average loans:
Net Charge-offs	0.41%	0.54%
Provision for loan losses	0.39%	0.62%

Loans outstanding	$910,189	$889,931

As a percent of outstanding loans	1.92%	2.00%
* Loans held for sale are excluded in the average portfolio loans outstanding balance.

The allowance for loan losses at March 31, 2014, was $17,497, or 1.92% of outstanding loans, compared to $17,806, or 2.00% of outstanding loans at March 31, 2013. The allowance for loan losses was 83.65% and 62.45% of nonperforming loans at March 31, 2014 and 2013, respectively.
Net charge-offs for the three months ended March 31, 2014, were $908, compared to $1,181 for the three months ended March 31, 2013. Net charge-offs as a percent of average loans was 0.41% for the quarter of 2014 and 0.54% for the same period in 2013. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that are collateral dependent and deemed uncollectible. As a result, the loans are written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $900 for the three months ended March 31, 2014, compared to $1,350 for the three months ended March 31, 2013. Real estate market conditions have improved resulting in higher valuations for underlying collateral. This coupled with overall better asset quality has resulted in lower level of charged-off loans in the the Corporation's loan portfolio. Consumer loans, especially home equity loans, while somewhat affected by the real estate market, have been largely influenced by the level of unemployment, which has been relatively high over the past several years. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at March 31, 2014. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of March 31, 2014, and December 31, 2013, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2014		December 31, 2013
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$10,244	44.9%	$10,122	44.5%
Commercial	464	9.2%	497	9.8%
Residential real estate	1,483	7.5%	1,411	7.4%
Home equity loans	3,478	13.5%	3,484	13.6%
Indirect	1,513	23.0%	1,593	22.9%
Consumer	315	1.9%	398	1.8%
Total	$17,497	100.0%	$17,505	100.0%

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
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 8 highlights the average balances and the average rates paid on these sources of funds for the three months ended March 31, 2014, and December 31, 2013.

The following table shows the various sources of funding for the Corporation.

Table 8: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Noninterest-bearing checking	$145,640	$141,639	—%	—%
Interest-bearing checking	169,732	165,846	0.05%	0.05%
Savings deposits	127,636	123,179	0.04%	0.04%
Money market accounts	119,243	104,758	0.19%	0.17%
Consumer time deposits	411,774	434,771	0.85%	0.93%
Public time deposits	81,954	67,080	0.67%	0.73%
Total Deposits	$1,055,979	$1,037,273	0.42%	0.54%
Short-term borrowings	4,663	1,807	2.32%	0.40%
FHLB borrowings	46,737	46,609	1.34%	1.35%
Junior subordinated debentures	16,334	16,322	4.20%	4.19%
Total borrowings	$67,734	$64,738	2.10%	2.04%
Total funding	$1,123,713	$1,102,011	0.59%	0.64%
Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland. At March 31, 2014 and December 31, 2013, the Corporation had no brokered time deposit balances.
Average deposit balances increased from $1,037,273 at December 31, 2013, to $1,055,979 at March 31, 2014. Low-cost deposits, namely checking, savings and money market accounts accounted for 53.2% of total deposits at March 31, 2014. The improved mix and extended lower interest rate environment has contributed to the Corporation's lower funding cost. These low-cost funds had an average yield of 0.42% compared to 0.54% at December 31, 2013. Included in these funds are consumer time deposits which carried an average yield of 0.85% compared to 0.93% at December 31, 2013. Time deposits to total average deposits were 493,728 or 46.8% of total deposits at March 31, 2014.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Short term borrowings decreased 18.6%, to $3,725 at March 31, 2014 compared to $4,576 at December 31, 2013. Of the $3,725, repurchase agreements represented $1,225 and $2,500 represented a line of credit with an unaffiliated financial institution as of March 31, 2014. The Corporation did not have any Federal funds purchased at March 31, 2014, or December 31, 2013.
As part of the Corporation’s redemption of the Series B Preferred Stock, approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December of 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 at prime rate, which was 3.50% at December 31, 2013 and 3.50% at March 31, 2014. In the first quarter 2014 the Corporation made a payment of $500 on the line of credit. Following the $500 payment made in the first quarter of 2014, $2.5 million remained outstanding at prime rate of 3.50% at March 31, 2014.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances were $46,760 at March 31, 2014 compared to $46,708 at December 31, 2013, while the junior subordinated debentures remained constant at $16,238. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
During 2007, the Corporation completed a private offering of trust preferred securities. The securities were issued in two $10 million tranches, one of which pays dividends at a fixed rate of 6.64% per annum and the other of which pays dividends at LIBOR plus 1.48% per annum. In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued common shares of the Corporation at a volume-weighted average price of $4.41 per share. At March 31, 2014, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.
Capital Management
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014 and December 31, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2014 (Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$116,693	12.15%	$76,815	8.0%	$96,018	10.0%
Tier 1 Capital (to Risk Weighted Assets)	104,623	10.90	38,407	4.0	57,611	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	104,623	8.61	48,604	4.0	60,755	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$122,795	12.89%	$76,230	8.0%	$95,290	10.0%
Tier 1 Capital (to Risk Weighted Assets)	110,815	11.63	38,116	4.0	57,174	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,815	9.22	48,086	4.0	60,108	5.0
Capital Resources
The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders' equity was $107,114 at March 31, 2014, compared to $111,456 at December 31, 2013, a decrease of 3.9%, or $4,342. The regulatory capital ratios at December 31, 2013 include the proceeds from the Corporation entering into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million.
Following the completion of the issuance and sale of Common Shares pursuant to the Purchase Agreement, on December 17, 2013, the Corporation issued a notice of redemption of all 9,147 remaining shares of Series B Preferred Stock, to be funded with the proceeds from the sale of Common Shares along with cash from $3,000 in borrowings under the Corporation’s line of credit with an unaffiliated financial institution and from the Corporation’s accumulated earnings and excess capital.
On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock. The Corporation repurchased 1,458 of such shares in a private transaction in December, 2013, and redeemed the remaining 7,689 shares of Series B Preferred Stock on January 17, 2014, the redemption date. As of March 31, 2014, the Corporation no longer has Series B Preferred Stock issued or outstanding.

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. No repurchase were made under this program during the first quarter of 2014. At March 31, 2014, the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177. In the first three months of 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85.
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
On December 12, 2013, the Corporation entered into the Purchase Agreement. The Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million. The transactions were approved by the Board of Directors of the Corporation, by a majority of the disinterested directors of the Corporation and by the Corporation’s Audit and Finance Committee. The Purchase Agreement, among other things, provided the Investors with certain registration rights, pursuant to which the Corporation filed a Registration Statement on Form S-3 with the SEC, which was declared effective on January 16, 2014.
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
The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred credit losses in the loan portfolio taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is subjective in nature. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

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
The Corporation maintains the allowance for loan losses at a level adequate to absorb management’s estimate of probable incurred credit losses in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations pursuant to either Statement of Financial Accounting Standards ASC 450,“Accounting for Contingencies,” or ASC 310-10-45, “Accounting by Creditors for Impairment of a Loan.”

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
The Corporation’s income tax expense and related current and deferred tax assets and liabilities are presented as prescribed in ASC 740, “Accounting for Income Taxes.” The accounting requires the periodic review and adjustment of tax assets and liabilities based on many assumptions. These assumptions include predictions as to the Corporation’s future profitability, as well as potential changes in tax laws that could impact the deductibility of certain income and expense items. Since financial results could be significantly different than these estimates, future adjustments may be necessary to tax expense and related balance sheet accounts.

•	Goodwill
During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (impairment). If the entity finds after the qualitative assessment that it is more likely than not (impairment indicators) that the fair value of a reporting unit is less than its carrying amount, the entity is then required to perform a full impairment test. The full impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying value exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of an “implied fair value” of goodwill requires the Corporation to allocate fair value to the assets and liabilities. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Based upon the qualitative assessment the Corporation determined that there is no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013. No significant changes since the previous assessment at December 31, 2013 have occurred, thus no additional information to indicate goodwill is impaired has been reviewed.

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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of March 31, 2014, the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 9 sets forth nonperforming assets at March 31, 2014, and December 31, 2013.

Table 9: Nonperforming Assets

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$10,145	$11,241
Commercial	227	289
Residential real estate	5,127	5,231
Home equity loans	4,845	4,464
Indirect	362	443
Consumer	212	318
Total nonperforming loans	20,918	21,986
Other foreclosed assets	979	579
Total nonperforming assets	$21,897	$22,565
Loans 90 days past due accruing interest	$—	$158

Total nonperforming loans as a percent of total loans	2.30%	2.44%
Total nonperforming assets as a percent of total assets	1.74%	1.83%
Allowance for loan losses to nonperforming loans	83.65%	79.62%
The Corporation continues to actively manage credit quality and has made progress managing problem loans. Nonperforming loans at March 31, 2014, were $20,918 compared to $21,986 at December 31, 2013, a decrease of $1,068 or 4.9%. Nonperforming commercial real estate loans were $10,145 for March 31, 2014, compared to $11,241 at December 31, 2013. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at March 31, 2014, was 1.64% of total loans, down from 1.69% at December 31, 2013. Additionally, total 30-59 day and 60-89 day delinquencies were 0.25% and 0.25% of total loans at March 31, 2014, compared to 0.26% and 0.19% of total loans at December 31, 2013, respectively.
Other foreclosed assets were $979 as of March 31, 2014, compared to $579 at December 31, 2013. The $979 is comprised of two commercial properties totaling $252 and nine residential properties, totaling $727. This compares to three commercial properties totaling $304 and seven residential properties, totaling $275 as of December 31, 2013 .
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At March 31, 2014, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity, and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $24,156 at March 31, 2014.
As part of the Corporation’s redemption of the Series B Preferred Stock, approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 at prime rate, which was 3.50% at December 31, 2013 and 3.50% at March 31, 2014. In the first quarter 2014, the Corporation made a payment of $500 on the line of credit. Following the $500 payment, $2.5 million remained outstanding at prime rate of 3.50% at March 31, 2014.

The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend, if declared, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent lines of credit as of March 31, 2014.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the repricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At March 31, 2014, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease $515 or 1.4%, and in a -200 basis point shock, net interest income would decrease $2,466, or 6.7%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results.
The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At March 31, 2014, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 21.4% while a -200 basis point change in rates would increase the value of the Corporation’s equity by 15.1%.

Item 4.	Controls and Procedures
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2014, were: (1) designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Agreement relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

There were no new material legal proceedings or material changes to existing legal proceedings involving the Corporation during the first quarter of 2014.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1, 2014 — January 31, 2014	—	—	—	129,500
February 1, 2014 — February 28, 2014	8,551	$9.95	—	129,500
March 1, 2014 — March 31, 2014	—	—	—	129,500
Total	8,551	$9.95	—	129,500

(1)
All shares were surrendered to the Corporation by employees for tax withholding purposes in conjunction with the vesting of restricted stock awarded to the employees by the Corporation under the 2006 Stock Incentive Plan, as amended.

(2)
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of March 31, 2014, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during the first quarter of 2014.

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

LNB BANCORP, INC.
(Registrant)

Date: May 7, 2014	By:	/s/ Gary J. Elek
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

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.