Form 10-Q
period 2014-06-30
LNB BANCORP INC
filed 2014-08-08
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

The number of common shares of the registrant outstanding on August 8, 2014 was 9,664,972.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$40,968	$36,717
Federal funds sold and interest bearing deposits in banks	6,827	15,555
Cash and cash equivalents	47,795	52,272
Securities available for sale, at fair value (Note 4)	219,422	216,122
Restricted stock	5,741	5,741
Loans held for sale	2,856	4,483
Loans:
Portfolio loans (Note 5)	907,365	902,299
Allowance for loan losses (Note 5)	(17,430)	(17,505)
Net loans	889,935	884,794
Bank premises and equipment, net	7,901	8,198
Other real estate owned	1,016	579
Bank owned life insurance	19,704	19,362
Goodwill, net (Note 3)	21,582	21,582
Intangible assets, net (Note 3)	390	457
Accrued interest receivable	3,572	3,621
Other assets	16,928	13,046
Total Assets	$1,236,842	$1,230,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 6)
Demand and other noninterest-bearing	$161,580	$148,961
Savings, money market and interest-bearing demand	411,559	393,778
Time deposits	475,799	502,850
Total deposits	1,048,938	1,045,589
Short-term borrowings (Note 7)	3,362	4,576
Federal Home Loan Bank advances (Note 8)	46,813	46,708
Junior subordinated debentures (Note 9)	16,238	16,238
Accrued interest payable	688	789
Accrued expenses and other liabilities	10,315	4,901
Total Liabilities	1,126,354	1,118,801
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at June 30, 2014 and December 31, 2013.	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares were issued at June 30, 2014 and 7,689 shares authorized and issued at December 31, 2013	—	7,689
Discount on Series B preferred stock	—	(19)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,001,717 shares at June 30, 2014 and at December 31, 2013	10,002	10,002
Additional paid-in capital	51,229	51,098
Retained earnings	57,367	53,966
Accumulated other comprehensive income (loss)	(1,933)	(5,188)
Treasury shares at cost, 336,745 shares at June 30, 2014 and 328,194 shares at December 31, 2013	(6,177)	(6,092)
Total Shareholders’ Equity	110,488	111,456
Total Liabilities and Shareholders’ Equity	$1,236,842	$1,230,257
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$9,188	$9,264	$18,116	$18,318
Securities:
U.S. Government agencies and corporations	1,040	867	2,068	1,708
State and political subdivisions	310	298	613	586
Other debt and equity securities	67	138	184	222
Federal funds sold and short-term investments	7	9	24	16
Total interest income	10,612	10,576	21,005	20,850
Interest Expense
Deposits	1,023	1,236	2,105	2,485
Federal Home Loan Bank advances	157	157	312	311
Short-term borrowings	27	—	53	1
Junior subordinated debentures	169	174	338	340
Total interest expense	1,376	1,567	2,808	3,137
Net Interest Income	9,236	9,009	18,197	17,713
Provision for Loan Losses (Note 5)	893	1,050	1,793	2,400
Net interest income after provision for loan losses	8,343	7,959	16,404	15,313
Noninterest Income
Investment and trust services	456	440	856	815
Deposit service charges	849	869	1,619	1,685
Other service charges and fees	738	808	1,491	1,639
Income from bank owned life insurance	173	170	342	338
Other income	106	232	257	553
Total fees and other income	2,322	2,519	4,565	5,030
Securities gains (losses), net (Note 4)	(5)	—	(5)	178
Gains on sale of loans	890	587	1,593	1,243
Loss on sale of other assets, net	44	(34)	10	(47)
Total noninterest income	3,251	3,072	6,163	6,404
Noninterest Expense
Salaries and employee benefits	4,510	4,224	9,105	9,251
Furniture and equipment	1,177	1,134	2,325	2,083
Net occupancy	603	549	1,216	1,137
Professional fees	426	586	920	1,076
Marketing and public relations	390	349	790	638
Supplies, postage and freight	218	274	432	581
Telecommunications	162	175	313	337
Ohio franchise tax	223	302	447	610
Intangible asset amortization	34	33	67	67
FDIC assessments	261	238	533	480
Other real estate owned	37	48	61	125
Loan and collection expense	372	374	670	762
Other expense	385	336	778	756
Total noninterest expense	8,798	8,622	17,657	17,903
Income before income tax expense	2,796	2,409	4,910	3,814
Income tax expense	773	586	1,281	878
Net Income	2,023	1,823	3,629	2,936
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss) net of taxes	1,381	(3,000)	3,252	(3,714)
Defined benefit plans net gain/loss, net of taxes during the period	—	—	—	—
Less: reclassification adjustments for securities' gains/losses realized in net income, net of taxes	(3)	—	(3)	117
Total other comprehensive income (loss), net of taxes	1,384	(3,000)	3,255	(3,831)
Comprehensive Income (Loss)	3,407	(1,177)	6,884	(895)

Net Income	2,023	1,823	3,629	2,936
Dividends and accretion on preferred stock	—	117	35	374
Net Income Available to Common Shareholders	$2,023	$1,706	$3,594	$2,562

Net Income Per Common Share (Note 2)
Basic	$0.21	$0.18	$0.37	$0.29
Diluted	0.21	0.18	0.37	0.29
Dividends declared	0.01	0.01	0.02	0.02

Average Common Shares Outstanding
Basic	9,626,420	9,213,170	9,620,806	8,651,749
Diluted	9,643,892	9,223,678	9,637,814	8,659,123

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					2,936			2,936
Other comprehensive loss, net of tax:						(3,831)		(3,831)
Share-based compensation				146				146
Issuance of common stock (1,359,348 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733,shares)	(9,701)	—			7			(9,694)
Preferred dividends and accretion of discount	6				(374)			(368)
Common dividends declared, $.02 per share					(172)			(172)
Balance, June 30, 2013	$9,120	$—	$9,632	$47,661	$51,164	$(2,591)	$(6,092)	$108,894

Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income					3,629			3,629
Other comprehensive income, net of tax						3,255		3,255
Share-based compensation				131				131
Purchase of treasury stock							(85)	(85)
Redemption of preferred stock (7,689 shares)	(7,689)							(7,689)
Preferred dividends and accretion of discount	19				(35)			(16)
Common dividends declared, $.02 per share					(193)			(193)
Balance, June 30, 2014	$—	$—	$10,002	$51,229	$57,367	$(1,933)	$(6,177)	$110,488
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Operating Activities
Net income	$3,629	$2,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,793	2,400
Depreciation and amortization	418	524
Amortization of premiums and discounts	909	1,125
Amortization of intangibles	67	67
Amortization of loan servicing rights	137	68
Amortization of deferred loan fees	(162)	(124)
Income from cash surrender value of bank-owned life insurance policies	(342)	—
Federal deferred income tax expense (benefit)	(157)	(276)
Securities (gains) losses, net	5	(178)
Share-based compensation expense	131	146
Loans originated for sale	(47,977)	(59,959)
Proceeds from sales of loan originations	51,197	65,413
Net gain from loan sales	(1,593)	(1,243)
Net loss on sale of other assets	(10)	47
Net increase (decrease) in accrued interest receivable and other assets	(5,489)	1,477
Net increase (decrease) in accrued interest payable, taxes and other liabilities	5,313	837
Net cash provided by operating activities	7,869	13,260
Investing Activities
Proceeds from sales of available-for-sale securities	2,327	2,272
Proceeds from maturities of available-for-sale securities	29,214	47,631
Purchase of available-for-sale securities	(30,824)	(81,666)
Purchase of trading securities	—	—
Purchase of Federal Home Loan Bank Stock	—	—
Net increase in loans made to customers	(7,572)	(2,679)
Proceeds from the sale of other real estate owned	371	398
Purchase of bank premises and equipment	(125)	(276)
Proceeds from sale of bank premises and equipment	6	15
Net cash used in investing activities	(6,603)	(34,305)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	12,619	(1,166)
Net increase in savings, money market and interest-bearing demand	17,781	18,783
Net increase (decrease) in time deposits	(27,051)	22,070
Net increase (decrease) in short-term borrowings	(1,214)	744
Proceeds from Federal Home Loan Bank advances	—	36
Payment of Federal Home Loan Bank advances	—	(7)
Deferred FHLB prepayment penalty	105	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(7,670)	—
Purchase of Treasury Stock	(85)	—
Dividends paid	(228)	(540)
Net cash provided used in financing activities	(5,743)	39,920
Net increase (decrease) in cash and cash equivalents	(4,477)	18,875
Cash and cash equivalents, January 1	52,272	30,659
Cash and cash equivalents, June 30	$47,795	$49,534
Supplemental cash flow information
Interest paid	$2,909	$3,193
Income taxes paid	100	1,065
Transfer of loans to other real estate owned	824	260
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after June 30, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Corporation’s Annual Report on Form 10-K.
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
New Accounting Pronouncements:
In April, 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer. This amended guidance is effective for us on January 1, 2017 and is not expected to have a material impact on our consolidated operating results or financial condition.
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

(2)    Earnings Per Common Share

The Corporation calculates earnings per common share (EPS) using the two-class method. The two-class method allocates net income to each class of Common Stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested stock-based payment awards that contain nonforfeitable rights to dividends. The Corporation also uses the treasury stock method to calculate dilutive EPS. The treasury stock method assumes that the Corporation uses the proceeds from a hypothetical exercise of options to repurchase Common Stock at the average market price during the period. The reconciliation between basic and diluted earnings per share is presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS	(Dollars in thousands, except per share data)
Net income	$2,023	$1,823	$3,629	$2,936
Less:
Preferred stock dividend and accretion	—	117	35	374
Income allocated to participating securities	8	16	16	23
Net income allocated to common shareholders	$2,015	$1,690	$3,578	$2,539

Average common shares outstanding	9,664,972	9,303,702	9,666,626	8,755,457
Less: participating shares included in average common shares outstanding	38,552	90,532	45,820	103,708
Average common shares outstanding used in basic EPS	9,626,420	9,213,170	9,620,806	8,651,749
Basic net income per common share	$0.21	$0.18	$0.37	$0.29

Diluted EPS:
Income used in diluted earnings per share calculation	$2,015	$1,690	$3,578	$2,539

Average common shares outstanding	9,626,420	9,213,170	9,620,806	8,651,749
Add: Common Stock equivalents:
Stock Options	17,472	10,508	17,008	7,374
Average common stock shares outstanding	9,643,892	9,223,678	9,637,814	8,659,123
Diluted earnings per common share	$0.21	$0.18	$0.37	$0.29

Options to purchase 337,696 common shares were considered in computing diluted earnings per common share for the three month and six month periods ended June 30, 2014. For the three month and six month periods ended June 30, 2014, approximately 300,196 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 339,863 common shares were considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2013. For the three month period stock options of 10,508 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended June 30, 2013. For the six month period stock options of 7,374 common shares were considered dilutive and the remaining stock options were antidilutive for the period ended June 30, 2013.

(3)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other. ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2013, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine the likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. The Corporation evaluates goodwill impairment annually as of November 30th of each year. Based upon this assessment the Corporation determined that there was no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013.
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

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	977	910
Carrying value of core deposit intangibles	$390	$457

(4)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2014 and December 31, 2013 follows:

	At June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$61,547	$—	$(2,916)	$58,631
Mortgage backed securities: residential	98,829	1,422	(720)	99,531
Residential collateralized mortgage obligations	27,001	171	(184)	26,988
State and political subdivisions	33,010	1,486	(224)	34,272
Total Securities	$220,387	$3,079	$(4,044)	$219,422

	At December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,851	$—	$(6,463)	$65,388
Mortgage backed securities: residential	94,313	1,362	(1,245)	94,430
Residential collateralized mortgage obligations	18,650	255	(250)	18,655
State and political subdivisions	32,521	1,137	(693)	32,965
Preferred securities	4,684	—	—	4,684
Total Securities	$222,019	$2,754	$(8,651)	$216,122

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at June 30, 2014 is provided in the following table. Mortgage backed securities and collateralized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At June 30, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$20,999	$19,859
Due from one year to five years	37,415	37,311
Due from five years to ten years	30,549	29,974
Due after ten years	5,594	5,759
Mortgage backed securities and Residential collateralized mortgage obligations	125,830	126,519
	$220,387	$219,422

The following table shows the proceeds from sales of available-for-sale securities for the six month period ended June 30, 2014 and 2013. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	June 30,
	2014	2013
	(Dollars in thousands)
Gross realized gains	$—	$178
Gross realized losses	(5)	—
Net Securities Gains	$(5)	$178
Proceeds from the sale of available for sale securities	$2,327	$2,272
The carrying value of securities pledged to secure trust deposits, public deposits, lines of credit, and for other purposes required by law amounted to $183,868 and $154,479 at June 30, 2014 and December 31, 2013, respectively.
The following is a summary of securities that had unrealized losses at June 30, 2014 and December 31, 2013. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At June 30, 2014, the Corporation held 42 securities with unrealized losses totaling $4,044. At December 31, 2013, there were 53 securities with unrealized losses totaling $8,651. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$1,282	$(7)	$57,349	$(2,909)	$58,631	$(2,916)
Mortgage backed securities: residential	7,007	(21)	35,327	(699)	42,334	(720)
Residential collateralized mortgage obligations	5,158	(26)	4,287	(158)	9,445	(184)
State and political subdivisions	1,580	(14)	4,423	(210)	6,003	(224)
Total	$15,027	$(68)	$101,386	$(3,976)	$116,413	$(4,044)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$65,388	$(6,463)	$—	$—	$65,388	$(6,463)
Mortgage backed securities: residential	28,603	(566)	31,051	(679)	59,654	(1,245)
Residential collateralized mortgage obligations	5,079	(59)	4,411	(191)	9,490	(250)
State and political subdivisions	9,188	(602)	447	(91)	9,635	(693)
Total	$108,258	$(7,690)	$35,909	$(961)	$144,167	$(8,651)

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
Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized. The Corporation held no equity securities as of June 30, 2014.
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
Management does not believe that the investment securities that were in an unrealized loss position as of June 30, 2014 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

(5)    Loans and Allowance for Loan Losses
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
The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

Six Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(700)	—	(150)	(895)	(177)	(109)	(2,031)
Recoveries	21	2	6	19	97	18	163
Provision charged to expense	501	(23)	179	1,181	20	(65)	1,793
Balance, end of period	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430

Three Months Ended June 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,244	$464	$1,483	$3,478	$1,513	$315	$17,497
Losses charged off	(155)	—	(73)	(672)	(108)	(25)	(1,033)
Recoveries	14	1	3	8	40	7	73
Provision charged to expense	(159)	11	33	975	88	(55)	893
Balance, end of period	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430

As of June 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$772	$85	$—	$—	$—	$—	$857
Collectively evaluated for impairment	9,172	391	1,446	3,789	1,533	242	16,573
Total ending allowance balance	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430
Loans:
Individually evaluated for impairment	$16,193	$1,646	$1,237	$953	$165	$64	$20,258
Collectively evaluated for impairment	389,392	83,929	66,132	122,295	212,537	12,822	887,107
Total ending loans balance	$405,585	$85,575	$67,369	$123,248	$212,702	$12,886	$907,365

Six Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(844)	(120)	(643)	(1,029)	(350)	(109)	(3,095)
Recoveries	500	5	100	54	171	43	873
Provision charged to expense	(618)	(282)	590	2,126	530	54	2,400
Balance, end of period	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815

Three Months Ended June 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,784	$534	$1,664	$2,948	$1,610	$266	$17,806
Losses charged off	(721)	(58)	(130)	(593)	(134)	(31)	(1,667)
Recoveries	494	1	35	8	77	11	626
Provision charged to expense	(133)	(39)	37	1,145	28	12	1,050
Balance, end of period	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815

Year Ended December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$865	$73	$—	$—	$—	$—	$938
Collectively evaluated for impairment	9,257	$424	$1,411	$3,484	$1,593	$398	16,567
Total ending allowance balance	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Loans:
Individually evaluated for impairment	$17,842	$472	$1,731	$1,111	$195	$160	$21,511
Collectively evaluated for impairment	383,749	88,174	64,776	121,965	206,128	15,996	880,788
Total ending loans balance	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

Delinquencies
Management monitors delinquency and potential problem loans on an on going basis. Bank-wide delinquency at June 30, 2014 was 1.47% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.23% and 0.16% of total loans at June 30, 2014, respectively. Bank-wide delinquency at December 31, 2013 was 1.69% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.26% and 0.19% of total loans at December 31, 2013, respectively. Information regarding delinquent loans as of June 30, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans as of June 30, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$761	$641	$6,081	$7,483	$398,102	$405,585	$—
Commercial	20	—	145	165	85,410	85,575	—
Residential real estate	541	508	1,911	2,960	64,409	67,369	—
Home equity loans	434	130	1,563	2,127	121,121	123,248	—
Indirect	269	89	22	380	212,322	212,702
Consumer	77	80	107	264	12,622	12,886	—
Total	$2,102	$1,448	$9,829	$13,379	$893,986	$907,365	$—

Age Analysis of Past Due Loans as of December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$525	$4	$7,401	$7,930	$393,661	$401,591	$—
Commercial	—	18	219	237	88,409	88,646	—
Residential real estate	347	960	2,252	3,559	62,948	66,507	158
Home equity loans	932	707	1,078	2,717	120,359	123,076	43
Indirect	332	30	23	385	205,938	206,323
Consumer	183	25	191	399	15,757	16,156	—
Total	$2,319	$1,744	$11,164	$15,227	$887,072	$902,299	$201

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

Impaired loans for the Period Ended June 30, 2014, December 31, 2013 and June 30, 2013 are as follows:

	At June 30, 2014			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$13,276	$18,712	$—	$12,894	$13,772
Commercial	1,353	1,577	—	778	590
Residential real estate	1,237	1,439	—	1,235	1,401
Home equity loans	953	1,535	—	967	1,015
Indirect	165	231	—	178	183
Consumer	64	103	—	65	97
With allowance recorded:
Commercial real estate	2,917	3,907	772	3,290	2,964
Commercial	293	293	85	275	269
Residential real estate	—	—	—	11	7
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$20,258	$27,797	$857	$19,693	$20,298
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,530	$20,438	$—	$16,705
Commercial	214	267	—	186
Residential real estate	1,731	1,940	—	1,832
Home equity loans	1,111	1,623	—	847
Indirect	195	268	—	178
Consumer	160	204	—	111
With allowance recorded:
Commercial real estate	2,312	2,319	865	4,374
Commercial	258	258	73	346
Residential real estate	—	—	—	—
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$21,511	$27,317	$938	$24,579
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At June 30, 2013				Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$17,629	$24,502	$—		$18,332	$17,347
Commercial	161	213	—		142	141
Residential real estate	1,991	2,298	—		1,991	1,864
Home equity loans	686	870	—		584	522
Indirect	225	248	—		162	108
Consumer	74	74	—		67	65
With allowance recorded:
Commercial real estate	4,754	5,173	1,566	Commercial real estate	4,830	5,867
Commercial	342	342	103		392	414
Residential real estate	—	—	—		—	60
Home equity loans	—	—	—		—	—
Indirect	—	—	—		—	—
Consumer	—	—	—		—	—
Total	$25,862	$33,720	$1,669		$26,500	$26,388
*Impaired loans shown in the tables above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most of these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $18 for the TDR loans at June 30, 2014.
The following table provides the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan segment as of June 30, 2014 and June 30, 2013.

	Three Months Ended As of June 30, 2014			Six Months Ended As of June 30, 2014
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	1	$500	$500	19	$6,630	$8,940
Commercial	—	—	—	1	—	170
Residential real estate	—	—	—	13	948	1,052
Home equity loans	—	—	—	28	761	1,296
Indirect Loans	—	—	—	39	164	231
Consumer Loans	—	—	—	1	64	64
Total	1	$500	$500	101	$8,567	$11,753
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	Three Months Ended As of June 30, 2013			Six Months Ended As of June 30, 2013
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	4	$104	$110	4	$104	$110
Residential real estate	1	109	109	2	132	143
Home equity loans	8	233	325	16	476	686
Indirect Loans	19	173	188	32	272	349
Total	32	$619	$732	54	$984	$1,288
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the six months ended June 30, 2014 were not materially different. Loans modified during the six months ended June 30, 2014 did not involve the forgiveness of principal at the modification date.
There were no loans modified in a TDR that subsequently defaulted during the twelve months periods ended June 30, 2014 and 2013 respectively (i.e., 90 days or more past due following a modification).
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
The Corporation had approximately $310 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR at June 30, 2014.

Nonaccrual Loans
Nonaccrual loan balances at June 30, 2014 and December 31, 2013 are as follows:

Loans On Nonaccrual Status	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$9,853	$11,241
Commercial	1,412	289
Residential real estate	4,234	5,231
Home equity loans	3,838	4,464
Indirect	367	443
Consumer	203	318
Total Nonaccrual Loans	$19,907	$21,986
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for June 30, 2014 and December 31, 2013:

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

The following tables present the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of June 30, 2014 and December 31, 2013:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	June 30, 2014
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$71	$—	$—	$—	$—	$71
Grade 2 — Modest	—	39	—	—	—	—	39
Grade 3 — Better than average	1,229	—	—	—	—	—	1,229
Grade 4 — Average	80,085	20,425	400	—	—	—	100,910
Grade 5 — Acceptable	300,734	62,030	5,443	—	—	—	368,207
Total Pass Credits	382,048	82,565	5,843	—	—	—	470,456
Grade 6 — Special mention	2,788	81	239	—	—	—	3,108
Grade 7 — Substandard	20,749	2,929	775	—	—	—	24,453
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	405,585	85,575	6,857	—	—	—	498,017
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	57,775	121,121	212,322	12,622	403,840
30-59 days past due loans not internally risk graded	—	—	333	434	269	77	1,113
60-89 days past due loans not internally risk graded	—	—	508	130	89	80	807
90+ days past due loans not internally risk graded	—	—	1,896	1,563	22	107	3,588
Total loans not internally credit risk graded	—	—	60,512	123,248	212,702	12,886	409,348
Total loans internally and not internally credit risk graded	$405,585	$85,575	$67,369	$123,248	$212,702	$12,886	$907,365

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

(6)    Deposits
Deposit balances are summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Demand and other noninterest-bearing	$161,580	$148,961
Interest checking	158,326	164,662
Savings	129,053	125,582
Money market accounts	124,180	103,534
Consumer time deposits	349,009	382,137
Public time deposits	126,790	120,713
Total deposits	$1,048,938	$1,045,589

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $279,624 and $293,330 at June 30, 2014 and December 31, 2013, respectively.
The maturity distribution of certificates of deposit as of June 30, 2014 are as follows:

June 30, 2014
(Dollars in thousands)
0-12 months	$276,366
12-24 months	126,622
24-36 months	55,568
36-48 months	13,643
48-60 months	3,600
Total	$475,799

(7)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At June 30, 2014, the Bank had pledged approximately $89,832 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $44,916. No amounts were outstanding under the line of credit at June 30, 2014 or December 31, 2013.
The Corporation also has a $6,000 line of credit with an unaffiliated financial institution under which the Corporation had borrowings of $2,000 of which was outstanding at a rate of 3.50% as of June 30, 2014. As part of the Corporation’s redemption of the Series B Preferred Stock, approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December of 2013. In the first and second quarter of 2014 the Corporation made payments of $500 of principal on the line of credit. Following the two payments of $500 made in the first and second quarter of 2014, $2.0 million remains outstanding at the prime rate of 3.50% at June 30, 2014.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At June 30, 2014 and December 31, 2013, the outstanding balance of securities sold under repurchase agreements totaled $1,362 and $1,576, respectively. No Federal funds were purchased as of June 30, 2014 and December 31, 2013.

The following table presents the components of Federal funds purchased and securities sold under agreements to repurchase and short-term borrowings as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Federal funds purchased and securities sold under agreements to repurchase	1,362	1,576
Line of credit with an unaffiliated financial institution	2,000	3,000
Total short-term borrowings	$3,362	$4,576

Short-term borrowings	June 30, 2014	December 31, 2013
Average balance during the year	$4,246	$1,803
Weighted-average annual interest rate during the year	3.60%	0.10%
Maximum month-end balance	$4,398	$4,576

(8)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,813 and $46,708 at June 30, 2014 and December 31, 2013 respectively. All advances were bullet maturities with no call features. At June 30, 2014, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $88,238 and $16,985, respectively. The maximum borrowing capacity of the Bank at June 30, 2014 was $73,971. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding for the CMA line of credit at June 30, 2014 and December 31, 2013.
Maturities of FHLB advances outstanding at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$—	$1
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(687)	(793)
Total FHLB advances	$46,813	$46,708

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

At June 30, 2014, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$—	—%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,500	0.87%
Restructuring prepayment penalty	(687)
Total	$46,813

(9)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10.0 million of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligation of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2013 were 1.71% and 6.64% for Trust I and Trust II, respectively. At June 30, 2014 and December 31, 2013, accrued interest payable for Trust I was $5 and $6 and for Trust II was $21 and $22, respectively.
The subordinated notes are redeemable in whole or in part, without penalty, at the Corporation’s option and mature on June 15, 2037. The notes are junior in right of payment to the prior payment in full of all senior indebtedness of the Corporation, whether outstanding at the date of the indenture governing the notes or thereafter incurred.

In August 2010, the Corporation entered into an agreement with certain holders of its non-pooled trust preferred securities and those holders exchanged $2,125 in principal amount of the securities issued by Trust I and $2,125 in principal amount of the securities issued by Trust II for 462,234 newly issued shares of the Corporation’s common stock at a volume weighted average price of $4.41 per share. The Corporation recorded a gain of $2,210 in connection with the exchange, which is included in the consolidated statements of income as “Gain on extinguishment of debt”. At June 30, 2014 and December 31, 2013, the balance of the subordinated notes payable to Trust I and Trust II was $8,119 each.

(10)    Commitments and Contingencies
In the normal course of business, the Corporation enters into commitments with off-balance sheet risk to meet the financing needs of its customers. These instruments are currently limited to commitments to extend credit and standby letters of credit. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Corporation uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Corporation since the time the commitment was made.
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
A summary of the contractual amount of commitments at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit	$81,656	$84,283
Home equity lines of credit	92,723	89,331
Standby letters of credit	9,007	8,448
Total	$183,386	$182,062
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

(11)    Estimated Fair Value of Financial Instruments
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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014					December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$47,795	$47,795	$47,795	$—	$—	$52,272	$52,272
Securities	219,422	219,422	—	219,422	—	216,122	216,122
Restricted stock	5,741	N/A	N/A	N/A	N/A	5,741	N/A
Portfolio loans, net	899,935	885,456	—	—	885,456	884,794	884,211
Loans held for sale	2,856	2,856	—	2,874	—	4,483	4,487
Accrued interest receivable	3,572	3,572	—	925	2,647	3,621	3,621
Financial liabilities
Deposits:
Demand, savings and money market	573,139	573,139	—	573,139	—	542,739	542,739
Certificates of deposit	475,799	477,357	—	477,357	—	502,850	504,381
Short-term borrowings	3,362	3,362	—	3,362	—	4,576	4,576
Federal Home Loan Bank advances	46,813	46,763	—	46,763	—	46,708	46,923
Junior subordinated debentures	16,238	16,650	—	16,650	—	16,238	16,778
Accrued interest payable	688	688	—	688	—	789	789
Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of June 30, 2014 and December 31, 2013, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.
Restricted stock

It is not practical to determine the fair value of Restricted stock due to restrictions placed on its transferability. Restricted stock is carried at cost and valued based on the ultimate recoverability of par value.
Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Junior Subordinated Debentures are estimated using discounted cash flow analysis based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$58,631	$—	$58,631	$—
Mortgage backed securities: residential	99,531	—	99,531	—
Residential collateralized mortgage obligations	26,988	—	26,988	—
State and political subdivisions	34,272	—	34,272	—
Interest rate swaps	121	—	121	—
Total	$219,543	$—	$219,543	$—
Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$65,388	$—	$65,388	$—
Mortgage backed securities: residential	94,430	—	94,430	—
Residential collateralized mortgage obligations	18,655	—	18,655	—
State and political subdivisions	32,965	—	32,965	—
Preferred Securities	4,684	—	—	4,684
Interest rate swaps	222	—	222	—
Total	$216,344	$—	$211,660	$4,684

Fair value measurements of U.S. Government agencies, collateralized mortgage obligations, and mortgage backed securities use pricing models that vary and may consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures (level 2). Fair value of debt securities such as obligations of state and political subdivisions may be determined by matrix pricing. Matrix pricing is a mathematical technique that is used to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities relationship to other benchmark quoted prices.

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
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the periods ended June 30, 2014 and December 31, 2013. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at lower of cost or fair value, or assessed for impairment. The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At June 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

June 30, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)
	(Dollars in thousands)
Impaired Loans:
Commercial real estate			$2,146
Commercial			207
Residential real estate			—
Total			$2,353

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)
	(Dollars in thousands)
Impaired Loans:
Commercial real estate			$11,241
Commercial			289
Residential real estate			5,231
Home equity loans			4,464
Indirect			443
Consumer			318
Total			$21,986

Other real estate owned:
Commercial real estate			$304
Residential real estate			275
Total			$579

Impaired loans:    Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,210, with a valuation allowance of $857 at June 30, 2014, resulting in a reduction to provision for loan losses of $5 and $11 for the three and six month period ended June 30, 2014. At June 30, 2013, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,096, with a valuation allowance of $1,699, resulting in a reduction to provision for loan losses of $300 and $3 for the three and six month period ended June 30, 2013.
Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, the Corporation reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.
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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$2,353	Sales comparison approach	Adjustment for differences between the comparable sales

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the six months ended June 30, 2014.

(12)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of June 30, 2014 were stock options granted in 2007, 2008, 2009, 2012 and 2013 and long-term restricted shares issued in 2010, 2011, 2012 and 2013. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the six months ended June 30, 2014, the Corporation granted no stock options. All outstanding stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years.
The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $30 and $22 for the three months ended June 30, 2014 and 2013, and $60 and $26 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the Corporation's stock options outstanding at June 30, 2014:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	7.41	25,833	$5.39
$9.07-$9.56	128,196	8.91	32,899	9.07
$14.47	79,500	3.60	79,500	14.47
$16.00-$16.50	32,500	2.47	32,500	16.04
$19.10	30,000	1.59	30,000	19.10
$19.17	30,000	0.59	30,000	19.17
Outstanding at end of period	337,696	5.49	230,732	14.12

A summary of the status of stock options at June 30, 2014 and 2013 is presented in the table below:

	2014		2013
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	337,696	12.43	232,000	14.50
Granted	—	—	107,863	9.07
Forfeited or expired	—	—	—	—
Exercised	—	—	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	337,696	12.43	339,863	12.78
Exercisable at end of period	230,732	14.12	197,000	16.12

There were no options exercised during the first six months of 2014, therefore the total intrinsic value of options exercised was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options). For the six months ended June 30, 2014, the total intrinsic value of stock options was $255. The Corporation’s closing stock price on June 30, 2014 was $12.18.

Restricted Shares

Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock was $34 and $57 for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013 the expense recorded was $72 and $125, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of long-term restricted stock. A summary of the status of restricted shares at June 30, 2014 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	83,355	$5.86
Granted	—	—
Vested	(44,803)	5.35
Forfeited or expired	—	—
Nonvested at June 30, 2014	38,552	6.45
Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third after one year from the grant date, two-thirds after two years and completely after three years. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the six months ended June 30, 2014, was $0 and for 2013 was $5.

(13) Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of the Corporation’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(2,021)	$(1,296)	$(3,317)	$(3,892)	$(1,296)	$(5,188)
Amounts recognized in other comprehensive income, net of taxes of $715 and $1,680	1,381	—	1,381	3,252	—	3,252
Reclassified amounts out of accumulated other comprehensive income, net of tax of $2.0	(3)	—	(3)	(3)	—	(3)
Balance at the end of the period	$(637)	$(1,296)	$(1,933)	$(637)	$(1,296)	$(1,933)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$2,465	$(2,055)	$410	$3,295	$(2,055)	$1,240
Amounts recognized in other comprehensive income, net of taxes of $1,545 and $1,913	(3,001)	—	(3,001)	(3,714)	—	(3,714)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $60	—	—	—	117	—	117
Balance at the end of the period	$(536)	$(2,055)	$(2,591)	$(536)	$(2,055)	$(2,591)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and six months ended June 30, 2014. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2013, and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
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
Net income for the second quarter 2014 was $2,023 compared to $1,823 for the same period one year ago. Net income available to common shareholders for the second quarter 2014 was $2,023, or $0.21 per diluted common share, compared to $1,706, or $0.18 per diluted common share, for the second quarter 2013. The increase in net income for both the quarter and six months ended June 30, 2014 was due to higher net interest income and lower provision for loan losses.
Net interest income on a fully taxable equivalent (FTE) basis for the second quarter 2014 was $9,396, an increase of 2.5%, compared to $9,169 for the second quarter 2013. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the second quarter 2014 was 3.27% compared to 3.20% for the second quarter 2013.
The provision for loan losses was $893 for the quarter ended June 30, 2014 compared to $1,050 for the quarter ended June 30, 2013. The lower provision for loan losses reflects the impact of declining charge-offs and improved credit metrics in the loan portfolio. See Note 5: Loans and Allowance for Loan Losses and Table 9: Analysis of Allowance for Loan Losses for further details.
Noninterest income was $3,251 for the second quarter 2014 compared to $3,072, or a 5.8% increase when compared to the second quarter 2013. The increase was largely attributed to gain on the sale of SBA loans which offset the decrease in mortgage banking income. Noninterest income for the six months ended June 30, 2014 was $6,163 compared to $6,404, or a 3.8% decrease, when compared to the six months ended June 30, 2013. The decrease year over year was driven by a reduction in mortgage banking income due primarily to lower mortgage origination volumes and a decline in mortgage refinancing activity and was offset by gain on the sale of SBA loans. See noninterest income section within this MD&A for additional detail.
Noninterest expense for the second quarter 2014 was $8,798, an increase of $176, or 2.0%, when compared to $8,622, for the same period one year ago. The majority of the increase in noninterest expense was due to an increases in salaries and employee benefits related to revenue generating personnel. Noninterest expense for the six months ended June 30, 2014 was $17,657 compared to $17,903 from the same six month period in 2013.
During the second quarter 2014, loans increased slightly as total portfolio loans ended at $907,365, a 0.6% increase, compared to $902,299 at December 31, 2013. Total assets for the second quarter 2014 ended at $1,236,842 compared to $1,230,257 at December 31, 2013, an increase of $6,585, or 0.5%. Total deposits grew to $1,048,938 at June 30, 2014, an increase of 0.3%, from $1,045,589 at December 31, 2013.

The Corporation continues to improve credit metrics. The Corporation’s non-performing loans totaled $19,907 at June 30, 2014, or 2.19% of total loans, a decrease from $21,986, or 2.44% of total loans, at December 31, 2013, and a decrease from $26,605, or 3.01% of total loans in the second quarter 2013.
The allowance for possible loan losses was $17,430 at June 30, 2014, compared to $17,505 at December 31, 2013, and 1.92% of total portfolio loans at June 30, 2014, compared to 1.94% of total portfolio loans at December 31, 2013. Annualized net charge-offs to average loans at June 30, 2014 was 0.42% compared to 0.51% at December 31, 2013, and 0.51% at June 30, 2013.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.
Table 1 presents the condensed consolidated average balance sheets for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$188,698	$1,041	2.21%	$192,368	$937	1.95%
State and political subdivisions	34,500	444	5.16	33,276	424	5.11
Federal funds sold and short-term investments	13,314	7	0.21	28,372	9	0.13
Restricted stock	5,741	67	4.66	5,741	68	4.77
Commercial loans	493,921	5,615	4.56	489,367	5,567	4.56
Residential real estate loans	47,050	621	5.29	51,621	711	5.52
Home equity lines of credit	111,284	1,053	3.80	106,705	1,024	3.85
Installment loans	259,555	1,924	2.97	240,419	1,996	3.33
Total Earning Assets	$1,154,063	$10,772	3.74%	$1,147,869	$10,736	3.75%
Allowance for loan loss	(17,400)			(17,934)
Cash and due from banks	33,702			37,834
Bank owned life insurance	19,592			18,848
Other assets	46,246			47,077
Total Assets	$1,236,203			$1,233,694
Liabilities and Shareholders’ Equity:
Consumer time deposits	$390,151	$795	0.82%	$440,463	$1,031	0.94%
Public time deposits	91,000	142	0.63	72,195	129	0.71
Savings deposits	129,297	12	0.04	123,753	11	0.03
Money market accounts	123,907	54	0.17	108,903	44	0.16
Interest-bearing demand	171,482	20	0.05	169,338	21	0.05
Short-term borrowings	3,833	28	2.93	1,698	1	0.19
FHLB advances	46,790	156	1.34	46,583	156	1.35
Junior subordinated debentures	16,324	169	4.14	16,327	174	4.27
Total Interest-Bearing Liabilities	$972,784	$1,376	0.57%	$979,260	$1,567	0.64%
Noninterest-bearing deposits	150,306			139,300
Other liabilities	4,489			4,515
Shareholders’ Equity	108,624			110,619
Total Liabilities and Shareholders’ Equity	$1,236,203			$1,233,694
Net Yield on Earning Assets (FTE)		$9,396	3.27%		$9,169	3.20%
Taxable Equivalent Adjustment		(160)	(0.06)		(160)	(0.06)
Net Interest Income Per Financial Statements		$9,236			$9,009
Net Yield on Earning Assets			3.21%			3.15%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.0% of the Corporation’s revenues for the three months ended June 30, 2014. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $9,236 for the second quarter 2014 compared to $9,009 during the same quarter of 2013, an increase of 2.5%. The increase in net interest income was achieved through lower cost of funds as total interest expense decreased $191, or 13.9%, year over year. Adjusting for tax-exempt income, net interest income FTE for the second quarter of 2014 and 2013 was $9,396 and $9,169, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.27% for the three months ended June 30, 2014, compared to 3.20% for the three months ended June 30, 2013.
Average earning assets for the second quarter of 2014 were $1,154,063, an increase of $6,194, or 0.5%, compared to $1,147,869 for the second quarter of last year. The yield on average loans during the second quarter of 2014 was 4.05%, which was 15 basis points lower than the 4.20% yield on average loans during the second quarter of 2013. The decrease is primarily the result of newer loans originated at lower market yields. Interest income from securities was $1,485 (FTE) for the three months ended June 30, 2014, compared to $1,361 during the second quarter of 2013. The yield on average securities increased to 2.67% from 2.42% for these periods. The increase in interest income from securities is the result of an increase in long-term interest rates year over year which led to a decrease in prepayments within the Corporation's mortgage-backed securities portfolio.
The cost of interest-bearing liabilities was 0.57% during the second quarter of 2014 compared to 0.64% during the same period in 2013. This decrease is primarily due to the sustained low interest rate environment and strong growth on noninterest-bearing accounts. Noninterest-bearing accounts were $150,306 for the second quarter of 2014, an increase of 7.9%, compared to $139,300 for the same period a year ago. Total average interest-bearing liabilities were $972,784 for the quarter ended June 30, 2014, an increase of $6,476, or 0.7%, compared to the quarter ended June 30, 2013. The average cost of trust preferred securities was 4.14% for the second quarter of 2014, compared to 4.27% for the second quarter of 2013. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64%, and the other half accrued dividends at LIBOR plus 1.48%, which was 1.71% as of June 30, 2014.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended June 30, 2014 and June 30, 2013. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(20)	$124	$104
State and political subdivisions	16	4	20
Federal funds sold and short-term investments	(8)	6	(2)
Restricted stock	—	(1)	(1)
Commercial loans	52	(4)	48
Residential real estate loans	(60)	(30)	(90)
Home equity lines of credit	43	(14)	29
Installment loans	142	(214)	(72)
Total Interest Income	165	(129)	36
Consumer time deposits	(103)	(133)	(236)
Public time deposits	23	(10)	13
Savings deposits	—	1	1
Money market accounts	7	3	10
Interest-bearing demand	—	(1)	(1)
Short-term borrowings	16	11	27
FHLB advances	1	(1)	—
Junior subordinated debenture	—	(5)	(5)
Total Interest Expense	(56)	(135)	(191)
Net Interest Income (FTE)	$221	$6	$227

Net interest income (FTE) for the second quarter 2014 was $9,396 compared to $9,169 in 2013 for an increase of $227, or 2.5%, in comparison to the same period in 2013. This increase is primarily attributed to the improvement in the Corporation's investment portfolio. Interest income on securities of U.S. Government agencies and corporations increased $104, of which $124 is attributed to higher rates, while lower volume accounted for a decrease of $20. The extended period of low interest rates has resulted in less premium amortization and a decrease in the number of agency securities being called.
Interest income on commercial loans increased $48 in the second quarter of 2014 compared to the same quarter last year. The increase in commercial loan volume of $52 was the primary driver for increased loan interest income, even as lower rates, which offset the volume increase with a decrease of $4, and competitive pricing pressures decreased the total yields on loans throughout the portfolio. Interest income on residential real estate loans decreased by $90 in the second quarter of 2014 compared to the same quarter last year, of which $60 is attributed to volume and $30 is attributed to rate. The decrease is reflective of mortgage lending volumes slowing considerably as mortgage rates have risen year over year. Interest income on installment loans decreased $72 in the second quarter of 2014 compared to the same quarter last year, with a decrease in rate of $214, which was offset by an increase in volume of $142. The decrease was largely the result of the continued lower interest rate environment and the competitive nature of indirect lending.
The $236 decrease in interest expense in the second quarter of 2014 compared to the same quarter last year related to consumer time deposits was primarily due to lower market interest rates as existing accounts continued to renew at lower market interest rates. The decrease in overall interest expense is due to the maturity of higher-rate deposit certificates and a more favorable mix of lower cost deposits. Total interest expense decreased $191, with the decrease being attributed to a $135 decrease due to rate and a decrease of $56 due to volume.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 3 presents the condensed consolidated average balance sheets for the six months ended June 30, 2014 and 2014:

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$186,604	$2,119	2.29%	$184,465	$1,792	1.96%
State and political subdivisions	33,887	878	5.22	32,742	838	5.16
Federal funds sold and short-term investments	15,017	24	0.32	17,860	16	0.18
Restricted stock	5,483	134	4.92	5,741	138	4.86
Commercial loans	495,277	10,985	4.47	490,341	10,990	4.52
Residential real estate loans	46,907	1,185	5.09	53,182	1,363	5.17
Home equity lines of credit	110,777	2,109	3.84	107,182	2,040	3.84
Installment loans	258,339	3,886	3.03	239,163	3,989	3.36
Total Earning Assets	$1,152,291	$21,320	3.73%	$1,130,676	$21,166	3.77%
Allowance for loan loss	(17,469)			(17,849)
Cash and due from banks	34,733			36,388
Bank owned life insurance	19,507			18,765
Other assets	46,234			46,787
Total Assets	$1,235,296			$1,214,767
Liabilities and Shareholders' Equity
Consumer time deposits	$400,903	$1,656	0.83%	$438,800	$2,078	0.95%
Public time deposits	86,502	277	0.65	64,944	244	0.76
Savings deposits	128,471	23	0.04	122,140	27	0.04
Money market accounts	121,588	109	0.18	107,144	86	0.16
Interest-bearing demand	170,612	40	0.05	164,000	50	0.06
Short-term borrowings	4,246	54	2.56	1,607	1	0.10
FHLB advances	46,764	311	1.34	46,557	311	1.35
Junior subordinated debentures	16,328	338	4.17	16,320	340	4.20
Total Interest-Bearing Liabilities	$975,414	$2,808	0.58%	$961,512	$3,137	0.66%
Noninterest-bearing deposits	147,986			138,534
Other liabilities	4,239			4,203
Shareholders' Equity	107,657			110,518
Total Liabilities and Shareholders' Equity	$1,235,296			$1,214,767
Net Yield on Earning Assets (FTE)		$18,512	3.24%		$18,029	3.22%
Taxable Equivalent Adjustment		(315)	(0.06)		(316)	(0.06)
Net Interest Income Per Financial Statements		$18,197			$17,713
Net Yield on Earning Assets			3.18%			3.16%

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.7%
of the Corporation’s revenues for the six months ended June 30, 2014. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent
(FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $18,197 for the first half of 2014 compared to $17,713 during the same period of 2013. Adjusting for tax-exempt income, net interest income FTE, for the first half of 2014 and 2013 wa$18,512 and $18,029, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.24% for the six months ended June 30, 2014 compared to 3.22% for the six months ended June 30, 2013. The slight increase is primarily attributed to better returns on the Corporation's investment portfolio year-over-year.

Average earning assets for the first half of 2014 were $1,152,291. This represents an increase of $21,615, or 1.9%, compared to the same period last year. Due to the extended period of lower market interest rates that was continued through the first half of 2014, the yield on average earning assets was 3.73% in the first half of 2014 compared to 3.77% for the same period last year. The yield on average loans during the first half of 2014 was 4.02%, which is 15 basis points lower than that of the 4.17% in the first half of 2013. The decrease in yield on loans is due to the Corporation electing to portfolio additional high quality low interest rate indirect auto loans. Interest income from securities was $2,997 (FTE) for the six months ended June 30, 2014, compared to $2,630 during the first half of 2013. The yield on average securities was 2.74% and 2.44% for these periods, respectively.

The cost of interest-bearing liabilities was 0.58% during the first half of 2014 compared to 0.66% during the same period in 2013. Total average interest-bearing liabilities as of June 30, 2014 increased $13,902, or 1.4%, from the same period in 2013. The average cost of junior subordinated debentures was 4.17% for the first half of 2014, compared to 4.20% for the first half of 2013.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the six months ended June 30, 2014 and June 30, 2013. The table is presented on a fully tax-equivalent basis:

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Six Months Ended June 30,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$24	$303	$327
State and political subdivisions	30	10	40
Federal funds sold and short-term investments	(5)	13	8
Restricted stock	(6)	2	(4)
Commercial loans	109	(114)	(5)
Residential real estate loans	(159)	(19)	(178)
Home equity lines of credit	68	1	69
Installment loans	289	(392)	(103)
Total Interest Income	350	(196)	154
Consumer time deposits	(157)	(265)	(422)
Public time deposits	69	(36)	33
Savings deposits	1	(5)	(4)
Money market accounts	13	10	23
Interest-bearing demand	2	(12)	(10)
Short-term borrowings	34	19	53
FHLB advances	1	(1)	—
Trust preferred securities	—	(2)	(2)
Total Interest Expense	(37)	(292)	(329)
Net Interest Income (FTE)	$387	$96	$483

Net interest income (FTE) for the first half of 2014 and 2013 was $18,512 and $18,029, respectively. Interest income (FTE) for the first half of 2014 increased $483 in comparison to the same period in 2013. The increase is primarily attributed to better performance in the Corporation's investment portfolio, specifically U.S. Government agencies and corporation securities with a total increase of $327 of which $303 is due to rate and $24 is due to volume. The higher long-term rates year-over-year led to a slowdown in prepayments within the Corporation's mortgage backed securities which resulted in a decrease in premium amortization.

Total interest expense for the first half of 2014 decreased $329 compared to the first half of 2013 of which $292 is due to rate and $37 is due to volume. The favorable decrease is due primarily to consumer time deposits decreasing $422 of which $265 is due to rate and $157 is due to volume. Interest expense has benefited from the continued low interest rate environment with higher costing funds being replaced with lower costing deposits.

Noninterest Income
Table 5: Details of Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$456	$440	$856	$815
Deposit service charges	849	869	1,619	1,685
Other service charges and fees	738	808	1,491	1,639
Income from bank owned life insurance	173	170	342	338
Other income	106	232	257	553
Total fees and other income	2,322	2,519	4,565	5,030
Securities gains & losses, net	(5)	—	(5)	178
Gain on sale of loans	890	587	1,593	1,243
Gain or loss on sale of other assets, net	44	(34)	10	(47)
Total noninterest income	$3,251	$3,072	$6,163	$6,404

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013 Noninterest Income Comparison
Total fees and other income for the three months ended June 30, 2014 was $2,322, a decrease of $197, or 7.8%, from $2,519 for the same period in 2013. The Corporation utilizes derivatives as a part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value, both gains and losses, of the instruments are recorded in the Consolidated Statements of Income in other income. The decrease of $126, or 54.3%, in other income from the second quarter of 2014 compared to the second quarter of 2013 is primarily the result of changes in the fair value of mortgage interest rate-locked pipeline loans. Interest rate-locked pipeline loans have significantly decreased year-over-year as an increase in mortgage interest rates has led to a general reduction in refinancing activity in the mortgage market.
For the three months ended June 30, 2014, deposit service charges were $849 compared to $869 for the same period one year ago. For the three months ended June 30, 2014, other service charges and fees decreased to $738 from $808 for the same period in 2013. The decreases reflect lower activity primarily due to the harsh weather conditions experienced in the first quarter of 2014. The second quarter saw an increase in deposit service income in comparison to the first quarter due to additional returned items and overdraft charges. Income earned on investment and trust services for the second quarter of 2014 increased $16 compared to the second quarter of 2013.
In the second quarter of 2014, a loss on the sale of investment securities of $5 was recorded. The loss was on the sale of one security and the decision to sell the security was based upon the security's performance and expected maturity lengthening in duration due to the deceleration of prepayments. Gain on the sale of loans was $890 for the second quarter of 2014, compared to $587 for the second quarter of 2013, an increase of $303 or 51.6%. The increase in gain on the sale of loans is due largely to the sale of SBA loans in 2014. Sales of bank owned property resulted in a gain of $44 for the three months ended June 30, 2014 compared to a loss of $34 for the same period one year ago.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013 Noninterest Income Comparison
Total fees and other income for the six months ended June 30, 2014 was $4,565, a decrease of $465, or 9.2%, over the same period of 2013. Income earned on investment and trust services for the first half of 2014 and 2013 was $856 and $815, respectively. Deposit service charges decreased $66, from $1,685 for the six months ended June 30, 2013, to $1,619 for the six months ended June 30, 2014. Fees from electronic banking were $1,491 for the six months ended June 30, 2014, compared to $1,639 for the same period last year, a decrease of $148, or 9.0%.
Losses on the sale of securities was $5, for the six months ended June 30, 2014, compared to a $178 gain for the six months ended June 30, 2013, a decrease of $183, or 102.8%. Gain on the sale of loans for the six months ended June 30, 2014 was $1,593, an increase of $350, or 28.2%, from the six months ended June 30, 2013.

The following table details the gain on the sale of loans recognized for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gain on sale of mortgage loans	$224	$483	$334	$1,074
Gain on sale of indirect auto consumer loans	126	104	225	169
Gain on sale of SBA loans	540	—	1,034	—
	$890	$587	$1,593	$1,243
As noted above, the Corporation experienced a decrease in the demand for mortgage lending, primarily in the refinancing market, due to rising interest rates year over year. As a result, the gain on the sale of mortgage loans for the six months ended June 30, 2014 decreased $740, or 68.9%. For the three months ended June 30, 2014, the mortgage market continued to lag with the gain sale of mortgage loans ending at $224 compared to $483 for the three months ended June 30, 2013. This was offset by the Small Business Administration (SBA) lending team generating over $19 million in loans, which resulted in a gain on sale of $1,034 in the six months ended June 30, 2014. The gain on sale of SBA loans for the three months ended June 30, 2014 was $540. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. In the second quarter 2014, gain on the sale of indirect auto consumer loans was $126 compared to $104 for the second quarter of 2013. The increase quarter-over-quarter and year-over-year of $22, or 21.2%, and $56, or 33.1%, respectively, is due to the continued strength in the auto industry and the Corporation's strategy of electing to sell more indirect auto consumer loans.
Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$4,510	$4,224	$9,105	$9,251
Furniture and equipment	1,177	1,134	2,325	2,083
Net occupancy	603	549	1,216	1,137
Professional fees	426	586	920	1,076
Marketing and public relations	390	349	790	638
Supplies, postage and freight	218	274	432	581
Telecommunications	162	175	313	337
Ohio franchise tax	223	302	447	610
Intangible asset amortization	34	33	67	67
FDIC assessments	261	238	533	480
Other real estate owned	37	48	61	125
Loan and collection expense	372	374	670	762
Other expense	385	336	778	756
Total Noninterest Expense	$8,798	$8,622	$17,657	$17,903
Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013 Noninterest Expense Comparison
Noninterest expense for the second quarter of 2014 increased $176, or 2.0%, compared to the same period of 2013. Salaries and employee benefits expense increased $286, or 6.8%, compared to the same period one year ago due to the increase in staffing levels in revenue producing areas, specifically the SBA lending personnel. Furniture and equipment expense increased $43, or 3.8%, compared to the same period one year ago primarily due to an increase in data processing expense with the introduction of mobile banking. Marketing and public relations expense increased $41, or 11.7%, compared to the same period one year ago. The increase is primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of a relationship checking account product which offers rewards as the customer's relationship with the bank grows. Professional fees decreased $160, or 27.3%, compared to the same period one year ago. The decrease is attributed to less professional services rendered due to the retirement of preferred shares year-over-year. Ohio franchise tax decreased $79 in the second quarter 2014, or 26.2%, compared to same period one year ago due to state legislation changes resulting in a change in the calculation of Ohio franchise tax for community banks from an equity based method to an asset based method.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013 Noninterest Expense Comparison
Salaries and employee benefit costs remained the Corporation's largest noninterest expense, accounting for more than half of total noninterest expense for the six months ended June 30, 2014. Total noninterest expense for the six months ended June 30, 2014 decreased by $246, or 1.4%, compared to the six months ended June 30, 2013. Salaries and employee benefits decreased $146, or 1.6%. Furniture and equipment increased $242, or 11.6%, primarily due to an increase in internet-based banking cost with customers completing a larger percentage of their transactions using debit cards and internet banking services. Marketing and public relations increased $152 or 23.8%. The increase is primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of a relationship checking account product which offers rewards as the customer's relationship with the Bank grows. Loan and collection and other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on foreclosed assets.

Income taxes
Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013 Income Taxes Comparison
The Corporation recognized income tax expense of $773 and $586 for the second quarter 2014 and 2013, respectively. The increase in the Corporation’s effective tax rate to 27.6% for June 30, 2014, from 24.3% for June 30, 2013, compared to the Federal statutory tax rate of 34%, is due to higher pre-tax income year-over-year. Included in net income for the three months ended June 30, 2014, and June 30, 2013, was $497 and $497 of nontaxable income, respectively, which is comprised of $140 and $139, respectively, related to life insurance policies and $357 and $358, respectively, of tax-exempt investment and loan interest income.
Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013 Income Taxes Comparison
The Corporation recognized income tax expense of $1,281 and $878 for the second quarter 2014 and 2013, respectively. Included in net income for the six months ended June 30, 2014 and June 30, 2013 was $983 and $982, respectively, of nontaxable income, including $276 and $274, respectively, related to life insurance policies, and $707 and $708, respectively, of tax-exempt investment and loan interest income. The new market tax credit generated by North Coast Community Development Corporation, a wholly-owned subsidiary of the Bank, also had a significant impact on income tax expense and contributed to a lower effective tax rate for the Corporation.

Financial Condition
Overview
The Corporation’s total assets at June 30, 2014, were $1,236,842 compared to $1,230,257 at December 31, 2013, an increase of $6,585, or 0.5%. This increase is primarily due to the increase in total deposits. Total deposits at June 30, 2014, were $1,048,938 compared to $1,045,589 at December 31, 2013, an increase of $3,349, or 0.3%. The increase in total deposits was due to increases in savings, money market and interest-bearing demand accounts of $17,781 as well as an increase of $12,619 in demand and other non interest-bearing accounts when compared to December 31, 2013. Time deposits decreased $27,051, or 5.4% from December 31, 2013. The decrease in time deposits is the result of less emphasis on renewing maturing certificate of deposit accounts and an increased emphasis on growing checking, money market and savings account products. Other increases to note when compared to December 31, 2013 are in portfolio loans of $5,066, cash and cash equivalents of $4,477 and securities available for sale of $3,300.
Securities
The distribution of the Corporation’s securities portfolio at June 30, 2014 and December 31, 2013, is presented in Note 4 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities at June 30, 2014 increased $3,300, or 1.5%, compared to December 31, 2013. As of June 30, 2014, the portfolio was comprised of 97.5% available-for-sale securities and 2.5% restricted stock. Available for sale securities were comprised of 26.7% U.S. Government Agencies and corporations, 45.4% U.S. Agency mortgage-backed securities, 12.3% U.S. collateralized mortgage obligations, and 15.6% municipal securities at June 30, 2014. The available-for-sale securities had a net temporary unrealized loss of $965, representing 0.4% of the total amortized cost of the Corporation's available-for-sale securities.
As with any investment, the yield on an available-for-sale security depends on the purchase price in relation to the interest rate and the length of time the investor's principal remains outstanding. Mortgage-backed security yields are often quoted in relation to yields on treasury securities with maturities closest to the mortgage security's estimated average life. The estimated yield on a mortgage security reflects its estimated average life based on the assumed prepayment rates for the underlying mortgage loans. If actual prepayment rates are faster or slower than anticipated, the investor holding the mortgage security until maturity may realize a different yield. Due to the fluctuating interest rate environment and the flattening of the yield curve, the Corporation focused investment opportunities on short-term duration investments.
At June 30, 2014, the available-for-sale securities portfolio had gross unrealized gains of $3,079 and gross unrealized losses of $4,044. The gross unrealized losses represented 1.8% of the total amortized cost of the Corporation’s available-for-sale securities at June 30, 2014. At June 30, 2014, the Corporation held thirty-four available-for-sale securities with an unrealized loss position for greater than twelve months totaling $3,976. Available-for-sale securities with an unrealized loss position for less than twelve months totaled $68 at June 30, 2014. The unrealized gains and losses at December 31, 2013, were $2,754 and $8,651, respectively. See Note 4 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Total portfolio loans at June 30, 2014 were $907,365. This was an increase of $5,066 over total portfolio loans of $902,299 at December 31, 2013. The Corporation believes that its loan portfolio was well-diversified at June 30, 2014. Commercial and commercial real estate loans represented 54.2%, indirect loans represented 23.4%, home equity loans represented 13.6%, residential real estate mortgage loans represented 7.4% and consumer loans represented 1.4% of total portfolio loans at June 30, 2014.

Table 7: Loan Portfolio Distribution

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Commercial real estate	$405,585	$401,591	$407,492
Commercial	85,575	88,646	74,267
Residential real estate	67,369	66,507	66,197
Home equity loans	123,248	123,076	120,323
Indirect	212,702	206,323	202,486
Consumer	12,886	16,156	12,131
Total Loans	907,365	902,299	882,896
Allowance for loan losses	(17,430)	(17,505)	(17,815)
Net Loans	$889,935	$884,794	$865,081

Loan Mix Percent
Commercial real estate	44.8%	44.5%	46.2%
Commercial	9.4%	9.8%	8.4%
Residential real estate	7.4%	7.4%	7.5%
Home equity loans	13.6%	13.6%	13.6%
Indirect	23.4%	22.9%	22.9%
Consumer	1.4%	1.8%	1.4%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $491,160 at June 30, 2014. This was an increase of $923 over December 31, 2013, and an increase of $9,401 from June 30, 2013. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by assets other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $188 of the $67,369 residential real estate mortgage loan portfolio at June 30, 2014. At June 30, 2014 residential real estate mortgage loans increased by $862, or 1.3%, in comparison to December 31, 2013 and increased $1,172, or 1.8%, from June 30, 2013.
Indirect auto loans increased by $6,379, or 3.1%, compared to December 31, 2013, and increased $10,216, or 5.0%, compared to June 30, 2013. The increase is primarily attributable to continued strong demand in the auto sales in the second quarter of 2014. The Corporation currently originates high quality indirect auto loans, defined as loans with borrowers that have personal credit scores that are greater than 750, primarily in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans increased $172, or 0.1%, when compared to December 31, 2013, and increased $2,925, or 2.4%, compared to June 30, 2013. Consumer loans have decreased $3,270, or 20.2%, in comparison to December 31, 2013 and increased $755, or 6.2%, compared to June 30, 2013.
Loans held for sale are not included in portfolio loans and as of June 30, 2014 total loans classified as held for sale were $2,856 compared to $4,483 as of December 31, 2013. Residential real estate mortgage loans represented $778, or 27.2%, and indirect loans represented $2,078, or 72.8%, of loans held for sale at June 30, 2014. At December 31, 2013, residential real estate mortgage loans represented $611, or 13.6%, and indirect loans represented $3,872 or 86.4%.
Table 8 shows the amount of portfolio loans outstanding as of June 30, 2014 based on the remaining scheduled principal payments or principal amounts re-pricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent re-pricing, have been classified as due in one year or less for purposes of the table.

Table 8: Cash Flow and Interest Rate Information for Loans:

June 30, 2014
Due in one year or less	$219,909
Due after one year but within five years	422,406
Due after five years	265,050
Totals	$907,365
Due after one year with a predetermined fixed interest rate	$529,480
Due after one year with a floating interest rate	157,976
Totals	$687,456
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
The Corporation uses a historical loss methodology in determining the level of allowances for various loan segments. The Corporation is in the process of developing data for migration analysis which assists in estimating probable incurred losses, similar to the Basel formula, for commercial loans based on a history of loans migrating through the various loan grades.
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

Table 9 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended June 30, 2014, and 2013.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Balance at beginning of year	$17,497	$17,806	$17,505	$17,637
Charge-offs:
Commercial real estate	(155)	(721)	(700)	(844)
Commercial	—	(58)	—	(120)
Residential real estate	(73)	(130)	(150)	(644)
Home equity loans	(672)	(592)	(895)	(1,029)
Indirect	(108)	(134)	(177)	(350)
Consumer	(25)	(32)	(109)	(108)
Total Charge-offs	(1,033)	(1,667)	(2,031)	(3,095)
Recoveries:
Commercial real estate	14	493	21	500
Commercial	1	1	2	5
Residential real estate	3	35	6	100
Home equity loans	8	8	19	54
Indirect	40	77	97	171
Consumer	7	12	18	43
Total Recoveries	73	626	163	873
Net Charge-offs	(960)	(1,041)	(1,868)	(2,222)
Provision for loan losses	893	1,050	1,793	2,400
Balance at end of period	$17,430	$17,815	$17,430	$17,815

Average Portfolio loans outstanding	$907,851	$882,499	$907,350	$883,689
Annualized ratio to average loans:
Net Charge-offs	0.42%	0.47%	0.42%	0.51%
Provision for loan losses	0.39%	0.48%	0.40%	0.55%

Loans outstanding	$907,365	$882,896	$907,365	$882,896

As a percent of outstanding loans	1.92%	2.02%	1.92%	2.02%
* Loans held for sale are excluded in the average portfolio loans outstanding balance.

The allowance for loan losses at June 30, 2014 was $17,430, or 1.92%, of outstanding loans, compared to $17,815, or 2.02%, of outstanding loans at June 30, 2013. The allowance for loan losses was 87.56% and 66.96% of nonperforming loans at June 30, 2014 and 2013, respectively. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics.
Net charge-offs for the three months ended June 30, 2014 were $960, compared to $1,041 for the three months ended June 30, 2013. Net charge-offs as a percent of average loans was 0.42% for the second quarter of 2014 and 0.47% for the same period in 2013. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that were collateral dependent and deemed uncollectible. As a result, the loans were written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $893 for the three months ended June 30, 2014 compared to $1,050 for the three months ended June 30, 2013. For the first half of 2014, the provision for loan losses was $1,793, compared to $2,400 for the same period one year ago. Overall, collateral market conditions have improved resulting in higher valuations for underlying collateral. This coupled with overall better asset quality has resulted in lower level of charged-off loans in the Corporation's loan portfolio. Consumer loans, especially home equity loans, while somewhat affected by the real estate market, have been largely influenced by the weak economic recovery. Management continues to allocate a portion of the allowance to general reserves for loans having higher risk factors. As specific reserves have been charged-off, the composition of the allowance has continued to shift to a lesser allocation of specific reserves and an increase in general reserves.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at June 30, 2014. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of June 30, 2014, and December 31, 2013, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any other category.

Allocation of the Allowance for Loan Losses by Loan Type

	June 30, 2014		December 31, 2013
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$9,944	44.8%	$10,122	44.5%
Commercial	476	9.4%	497	9.8%
Residential real estate	1,446	7.4%	1,411	7.4%
Home equity loans	3,789	13.6%	3,484	13.6%
Indirect	1,533	23.4%	1,593	22.9%
Consumer	242	1.4%	398	1.8%
Total	$17,430	100.0%	$17,505	100.0%

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
Changes in the allowance for loan losses for all categories of the loan portfolio reflect the net effect of changes in historical net loss rates by risk grade for commercial real estate and commercial loans and for the total of other categories, changes in loan balances for each category or by risk grade, the level of nonperforming and other impaired loans, and management’s judgment with respect to economic and other relevant factors. Additional information regarding the allowance for loan losses is included in Note 5 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements.
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three months ended June 30, 2014, and December 31, 2013.

The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Noninterest-bearing checking	$150,306	$150,174	—%	—%
Interest-bearing checking	171,482	168,756	0.05%	0.05%
Savings deposits	129,297	125,074	0.04%	0.03%
Money market accounts	123,907	100,379	0.17%	0.18%
Consumer time deposits	390,151	428,867	0.82%	0.88%
Public time deposits	91,000	68,514	0.63%	0.71%
Total Deposits	$1,056,143	$1,041,764	0.45%	0.51%
Short-term borrowings	3,833	2,273	2.93%	1.09%
FHLB borrowings	46,790	46,684	1.34%	1.35%
Junior subordinated debentures	16,324	16,321	4.14%	4.19%
Total borrowings	$66,947	$65,278	2.11%	2.05%
Total funding	$1,123,090	$1,107,042	0.57%	0.62%
Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland. At June 30, 2014 and December 31, 2013, the Corporation had no brokered time deposit balances.
Average deposit balances increased from $1,041,764 at December 31, 2013, to $1,056,143 at June 30, 2014. Low-cost deposits, namely checking, savings and money market accounts accounted for 54.4% of total deposits at June 30, 2014. The improved mix and extended lower interest rate environment has contributed to the Corporation's lower funding cost. These low-cost funds had an average yield of 0.45% compared to 0.51% at December 31, 2013. Included in these funds are consumer time deposits which carried an average yield of 0.82% compared to 0.88% at December 31, 2013. Time deposits to total average deposits were $481,151, or 45.6%, of total deposits at June 30, 2014.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Short term borrowings decreased 26.5%, to $3,362 at June 30, 2014 compared to $4,576 at December 31, 2013. As of June 30, 2014, of $3,362 in short borrowings, repurchase agreements represented $1,362 and $2,000 represented borrowings on a line of credit with an unaffiliated financial institution. As part of the Corporation’s redemption of the Series B Preferred Stock, approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December of 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 at prime rate, which was 3.50% at December 31, 2013 and 3.50% at June 30, 2014. In the first and second quarter of 2014 the Corporation made payments of $500 of principal on the line of credit. Subsequent to the $500 payment made in the second quarter of 2014, $2,000 of principal remained outstanding at the prime rate of 3.50% at June 30, 2014. The Corporation did not have any Federal funds purchased at June 30, 2014, or December 31, 2013.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances were $46,813 at June 30, 2014 compared to $46,708 at December 31, 2013, while the junior subordinated debentures remained constant at $16,238. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
Capital Management
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014 and December 31, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
June 30, 2014 (Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$118,643	12.42%	$76,390	8.0%	$95,488	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	106,639	11.17	38,195	4.0	57,293	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	106,639	8.77	48,613	4.0	60,766	5.0

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$112,795	12.89%	$76,232	8.0%	$95,290	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	110,815	11.63	38,116	4.0	57,174	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,815	9.22	48,086	4.0	60,108	5.0
Capital Resources
The Corporation continues to maintain a capital position that exceeds regulatory capital requirements. Total shareholders' equity was $110,488 at June 30, 2014, compared to $111,456 at December 31, 2013, a decrease of $968, or 0.9%. The regulatory capital ratios at December 31, 2013 include the proceeds from the Corporation entering into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million.
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
On January 17, 2014, the Corporation completed the retirement of the remaining shares of Series B Preferred Stock. The Corporation repurchased 1,458 of such shares in a private transaction in December 2013, and redeemed the remaining 7,689 shares of Series B Preferred Stock on January 17, 2014, the redemption date. As of the redemption date, the Corporation no longer had Series B Preferred Stock issued or outstanding.
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. No repurchases were made under this program during the first half of 2014. At June 30, 2014, the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177. In the first three months of 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85.
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
On December 24, 2012, the Corporation completed the repurchase of 6,343 shares of Series B Preferred Stock from private investors, representing $6.3 million in face liquidation amount of the shares, or approximately 25% of the outstanding shares, of the Series B Preferred Stock in exchange for cash at an average price per share of $970.84, plus accrued and unpaid interest. The transaction was funded by cash from accumulated earnings and excess capital. As a result of the discount on the purchase price, the Corporation recognized an increase to retained earnings of $141.
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
The Corporation does not believe that off-balance sheet arrangements will have a material impact on its liquidity or capital resources. See Note 10 to the Consolidated Financial Statements for further detail.
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
RISK ELEMENTS
Risk management is an essential aspect in operating a financial services company successfully and effectively. The most prominent risk exposures for a financial services company are credit, operational, interest rate, market and liquidity risk. Credit risk involves the risk of uncollectible interest and principal balance on a loan when it is due. Fraud, legal and compliance issues, processing errors, technology and the related disaster recovery and breaches in business continuation and internal controls are types of operational risks. Changes in interest rates affecting net interest income are considered interest rate risks. Market risk is the risk that a financial institution’s earnings and capital or its ability to meet its business objectives are adversely affected by movements in market rates or prices. Such movements include fluctuations in interest rates, foreign exchange rates, equity prices that affect the changes in value of available-for-sale securities, credit spreads and commodity prices. The inability to fund obligations due to investors, borrowers or depositors is liquidity risk. For the Corporation, the dominant risks are market, credit and liquidity risk.
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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of June 30, 2014, the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 11 sets forth nonperforming assets at June 30, 2014, and December 31, 2013.
Table 11: Nonperforming Assets

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$9,853	$11,241
Commercial	1,412	289
Residential real estate	4,234	5,231
Home equity loans	3,838	4,464
Indirect	367	443
Consumer	203	318
Total nonperforming loans	19,907	21,986
Other foreclosed assets	1,016	579
Total nonperforming assets	$20,923	$22,565
Loans 90 days past due accruing interest	$—	$158

Total nonperforming loans as a percent of total loans	2.19%	2.44%
Total nonperforming assets as a percent of total assets	1.69%	1.83%
Allowance for loan losses to nonperforming loans	87.56%	79.62%
The Corporation continues to actively manage credit quality and has made progress managing problem loans. Nonperforming loans at June 30, 2014 were $19,907 compared to $21,986 at December 31, 2013, a decrease of $2,079 or 9.5%. Nonperforming commercial real estate loans were $9,853 for June 30, 2014, compared to $11,241 at December 31, 2013. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at June 30, 2014, was 1.47% of total loans, down from 1.69% at December 31, 2013. Additionally, total 30-59 day and 60-89 day delinquencies were 0.23% and 0.16% of total loans at June 30, 2014, compared to 0.26% and 0.19% of total loans at December 31, 2013, respectively.
Other foreclosed assets were $1,016 as of June 30, 2014, compared to $579 at December 31, 2013. The $1,016 is comprised of two commercial properties totaling $228 and nine residential properties, totaling $788. This compares to three commercial properties totaling $304 and seven residential properties, totaling $275 as of December 31, 2013.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At June 30, 2014, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity, and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $30,320 at June 30, 2014.
As part of the Corporation’s redemption of the Series B Preferred Stock, approximately $3.0 million was drawn on a line of credit with an unaffiliated financial institution in December 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 at the prime rate, which was 3.50% at December 31, 2013. In both the first and second quarters of 2014, the Corporation made payments of $500 of principal on the line of credit. Following the two payments, $2.0 million remained outstanding at the prime rate of 3.50% at June 30, 2014.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend, if declared, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent and private lines of credit as of June 30, 2014.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the re-pricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results. The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates.
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

•
limitations on the Corporation’s ability to return capital to shareholders, including the ability to pay dividends, and the dilution of the Corporation’s common shares that may result from, among other things, any capital-raising or acquisition activities of the Corporation;

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
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2014, were: (1) designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
There were no new material legal proceedings or material changes to existing legal proceedings involving the Corporation during the second quarter of 2014.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1, 2014 — April 30, 2014	—	—	—	129,500
May 1, 2014 — May 31, 2014	—	$—	—	129,500
June 1, 2014 — June 30, 2014	—	—	—	129,500
Total	—	$—	—	129,500

(1)
No shares were purchased by the Corporation or surrendered to the Corporation by employees for tax withholding purposes in conjunction with the vesting of restricted stock awarded to the employees by the Corporation under the 2006 Stock Incentive Plan, as amended.

(2)
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of June 30, 2014, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during the second quarter of 2014.

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

LNB BANCORP, INC.
(Registrant)

Date: August 8, 2014	By:	/s/ James H. Nicholson
James H. Nicholson
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

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.