Form 10-Q
period 2014-09-30
LNB BANCORP INC
filed 2014-11-07
CIK 737210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of common shares of the registrant outstanding on November 7, 2014 was 9,665,394.

PART I - Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(Dollars in thousands except share amounts)
ASSETS
Cash and due from banks	$29,804	$36,717
Federal funds sold and interest bearing deposits in banks	6,363	15,555
Cash and cash equivalents	36,167	52,272
Securities available for sale, at fair value (Note 4)	218,847	216,122
Restricted stock	5,741	5,741
Loans held for sale	1,497	4,483
Loans:
Portfolio loans (Note 5)	922,514	902,299
Allowance for loan losses (Note 5)	(17,432)	(17,505)
Net loans	905,082	884,794
Bank premises and equipment, net	8,831	8,198
Other real estate owned	745	579
Bank owned life insurance	19,876	19,362
Goodwill, net (Note 3)	21,582	21,582
Intangible assets, net (Note 3)	356	457
Accrued interest receivable	3,714	3,621
Other assets	18,661	13,046
Total Assets	$1,241,099	$1,230,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits: (Note 6)
Demand and other noninterest-bearing	$153,952	$148,961
Savings, money market and interest-bearing demand	451,150	393,778
Time deposits	451,682	502,850
Total deposits	1,056,784	1,045,589
Short-term borrowings (Note 7)	2,674	4,576
Federal Home Loan Bank advances (Note 8)	46,867	46,708
Junior subordinated debentures (Note 9)	16,238	16,238
Accrued interest payable	674	789
Accrued expenses and other liabilities	4,797	4,901
Total Liabilities	1,128,034	1,118,801
Shareholders’ Equity
Preferred stock, Series A Voting, no par value, authorized 150,000 shares, none issued at September 30, 2014 and December 31, 2013	—	—
Fixed rate cumulative preferred stock, Series B, no par value, $1,000 liquidation value, no shares were issued at September 30, 2014 and 7,689 shares authorized and issued at December 31, 2013	—	7,689
Discount on Series B preferred stock	—	(19)
Common stock, par value $1 per share, authorized 15,000,000 shares, issued 10,002,139 shares at September 30, 2014 and 10,001,717 at December 31, 2013	10,002	10,002
Additional paid-in capital	51,336	51,098
Retained earnings	59,356	53,966
Accumulated other comprehensive income (loss)	(1,452)	(5,188)
Treasury shares at cost, 336,745 shares at September 30, 2014 and 328,194 shares at December 31, 2013	(6,177)	(6,092)
Total Shareholders’ Equity	113,065	111,456
Total Liabilities and Shareholders’ Equity	$1,241,099	$1,230,257
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands except share and per share amounts)
Interest and Dividend Income
Loans	$8,960	$8,973	$27,076	$27,291
Securities:
U.S. Government agencies and corporations	1,007	908	3,075	2,616
State and political subdivisions	311	301	924	887
Other debt and equity securities	66	115	250	337
Federal funds sold and short-term investments	6	7	30	23
Total interest income	10,350	10,304	31,355	31,154
Interest Expense
Deposits	1,026	1,200	3,131	3,685
Federal Home Loan Bank advances	158	158	470	469
Short-term borrowings	20	—	73	1
Junior subordinated debentures	170	171	508	511
Total interest expense	1,374	1,529	4,182	4,666
Net Interest Income	8,976	8,775	27,173	26,488
Provision for Loan Losses (Note 5)	720	950	2,513	3,350
Net interest income after provision for loan losses	8,256	7,825	24,660	23,138
Noninterest Income
Investment and trust services	425	363	1,281	1,178
Deposit service charges	850	923	2,469	2,608
Other service charges and fees	771	820	2,262	2,459
Income from bank owned life insurance	172	174	514	512
Other income	71	(218)	328	335
Total fees and other income	2,289	2,062	6,854	7,092
Securities gains (losses), net (Note 4)	—	—	(5)	178
Gains on sale of loans	1,056	374	2,649	1,617
Loss on sale of other assets, net	16	30	26	(17)
Total noninterest income	3,361	2,466	9,524	8,870
Noninterest Expense
Salaries and employee benefits	4,649	4,200	13,754	13,451
Furniture and equipment	1,200	1,076	3,525	3,159
Net occupancy	568	564	1,784	1,701
Professional fees	421	337	1,341	1,413
Marketing and public relations	333	300	1,123	938
Supplies, postage and freight	243	228	675	809
Telecommunications	164	164	477	501
Ohio Financial Institutions Tax	224	304	671	914
Intangible asset amortization	34	35	101	102
FDIC assessments	255	293	788	773
Other real estate owned	5	155	66	280
Loan and collection expense	331	268	1,001	1,030
Other expense	391	377	1,169	1,133
Total noninterest expense	8,818	8,301	26,475	26,204
Income before income tax expense	2,799	1,990	7,709	5,804
Income tax expense	713	471	1,994	1,349
Net Income	2,086	1,519	5,715	4,455
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gain (loss), net of taxes	481	(2,324)	3,733	(6,038)
Less: reclassification adjustments for securities' gains/losses realized in net income, net of taxes	—	—	(3)	117
Total other comprehensive income (loss), net of taxes	481	(2,324)	3,736	(6,155)
Comprehensive Income (Loss)	2,567	(805)	9,451	(1,700)

Net Income	2,086	1,519	5,715	4,455
Dividends and accretion on preferred stock	—	109	16	483
Net Income Available to Common Shareholders	$2,086	$1,410	$5,699	$3,972

Net Income Per Common Share (Note 2)
Basic	$0.22	$0.15	$0.59	$0.44
Diluted	0.22	0.15	0.59	0.44
Dividends declared	0.01	0.01	0.03	0.03

Average Common Shares Outstanding
Basic	9,626,536	9,213,170	9,622,736	8,840,945
Diluted	9,659,254	9,225,462	9,637,355	8,850,129

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock (net of discount)	Warrant to Purchase Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except share and per share amounts)
Balance, December 31, 2012	$18,815	$—	$8,273	$39,141	$48,767	$1,240	$(6,092)	$110,144
Net Income					4,455			4,455
Other comprehensive loss, net of tax:						(6,155)		(6,155)
Share-based compensation				225				225
Issuance of common stock (1,359,348 shares)			1,359	8,374				9,733
Redemption of preferred stock (9,733 shares)	(9,701)	—			8			(9,693)
Preferred dividends and accretion of discount	8				(491)			(483)
Common dividends declared, $.03 per share					(265)			(265)
Balance, September 30, 2013	$9,122	$—	$9,632	$47,740	$52,474	$(4,915)	$(6,092)	$107,961

Balance, December 31, 2013	$7,670	$—	$10,002	$51,098	$53,966	$(5,188)	$(6,092)	$111,456
Net Income					5,715			5,715
Other comprehensive income, net of tax						3,736		3,736
Share-based compensation				238				238
Purchase of treasury stock (8,551)							(85)	(85)
Redemption of preferred stock (7,689 shares)	(7,689)							(7,689)
Preferred dividends and accretion of discount	19				(35)			(16)
Common dividends declared, $.03 per share					(290)			(290)
Balance, September 30, 2014	$—	$—	$10,002	$51,336	$59,356	$(1,452)	$(6,177)	$113,065
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Operating Activities
Net income	$5,715	$4,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,513	3,350
Depreciation and amortization	668	771
Amortization of premiums and discounts	1,328	1,749
Amortization of intangibles	101	102
Amortization of loan servicing rights	284	144
Amortization of deferred loan fees	(197)	(129)
Income from cash surrender value of bank-owned life insurance policies	(514)	(512)
Federal deferred income tax expense (benefit)	(1,100)	665
Securities (gains) losses, net	5	(178)
Share-based compensation expense	238	225
Loans originated for sale	(81,476)	(85,753)
Proceeds from sales of loan originations	87,111	92,895
Net gain from loan sales	(2,649)	(1,617)
Net (gain) loss on sale of other assets	(26)	17
Net increase (decrease) in accrued interest receivable and other assets	(6,817)	741
Net increase (decrease) in accrued interest payable, taxes and other liabilities	(223)	1,113
Net cash provided by operating activities	4,961	18,038
Investing Activities
Proceeds from sales of available-for-sale securities	2,327	2,272
Proceeds from maturities of available-for-sale securities	36,550	57,553
Purchase of available-for-sale securities	(37,275)	(82,258)
Net increase in loans made to customers	(23,609)	(12,294)
Proceeds from the sale of other real estate owned	861	868
Purchase of bank premises and equipment	(1,299)	(382)
Proceeds from sale of bank premises and equipment	6	15
Net cash used in investing activities	(22,439)	(34,226)
Financing Activities
Net increase (decrease) in demand and other noninterest-bearing	4,991	(23)
Net increase in savings, money market and interest-bearing demand	57,372	14,271
Net increase (decrease) in time deposits	(51,168)	18,405
Net increase (decrease) in short-term borrowings	(1,902)	528
Proceeds from Federal Home Loan Bank advances	—	196
Payment of Federal Home Loan Bank advances	—	(10)
Deferred FHLB prepayment penalty	160	—
Redemption of Fixed-Rate Cumulative Perpetual Preferred stock	(7,670)	—
Purchase of Treasury Stock	(85)	—
Dividends paid	(325)	(748)
Net cash provided used in financing activities	1,373	32,619
Net increase (decrease) in cash and cash equivalents	(16,105)	16,431
Cash and cash equivalents, January 1	52,272	30,659
Cash and cash equivalents, September 30	$36,167	$47,090
Supplemental cash flow information
Interest paid	$4,297	$4,744
Income taxes paid	1,050	1,825
Transfer of loans to other real estate owned	1,029	633
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Consolidated Financial Statements are consistent with those described in Note 1 of the Notes to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after September 30, 2014, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and dates indicated. Such adjustments are normal and recurring in nature. The Consolidated Balance Sheet at December 31, 2013, contained herein has been derived from the audited Consolidated Balance Sheet included in Corporation’s Annual Report on Form 10-K.
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
New Accounting Pronouncements:
In April 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer. This amended guidance is effective for the Corporation on January 1, 2017 and is not expected to have a material impact on the Corporation's consolidated operating results or financial condition.
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
Also, in January 2014, the Financial Accounting Standards Board issued an accounting standards update clarifying guidance for in substance repossessions and foreclosures, and requiring additional disclosures regarding foreclosed residential real estate property and recorded investments in consumer mortgage loans collateralized by residential real estate in the process of foreclosure. This standard will be effective for public companies for interim and annual periods beginning after December 15, 2014. The Corporation will adopt this new guidance as required, and it is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic EPS	(Dollars in thousands, except per share data)
Net income	$2,086	$1,519	$5,715	$4,455
Less:
Preferred stock dividend and accretion	—	109	16	483
Income allocated to participating securities	8	13	24	40
Net income allocated to common shareholders	$2,078	$1,397	$5,675	$3,932

Average common shares outstanding	9,665,088	9,303,702	9,666,107	8,940,213
Less: participating shares included in average common shares outstanding	38,552	90,532	43,371	99,268
Average common shares outstanding used in basic EPS	9,626,536	9,213,170	9,622,736	8,840,945
Basic net income per common share	$0.22	$0.15	$0.59	$0.44

Diluted EPS:
Income used in diluted earnings per share calculation	$2,078	$1,397	$5,675	$3,932

Average common shares outstanding	9,626,536	9,213,170	9,622,736	8,840,945
Add: Common Stock equivalents:
Stock Options	32,718	12,292	14,619	9,184
Average common stock shares outstanding	9,659,254	9,225,462	9,637,355	8,850,129
Diluted earnings per common share	$0.22	$0.15	$0.59	$0.44

Options to purchase 451,530 common shares were considered in computing diluted earnings per common share for the three month and nine month periods ended September 30, 2014. For the three month and nine month periods ended September 30, 2014, approximately 288,834 and 316,668 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 369,363 common shares were considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2013. For the three month and nine month periods ended September 30, 2013, approximately 331,863 and 224,000 of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(3)    Goodwill and Intangible Assets
The Corporation has goodwill of $21,582 primarily from an acquisition completed in 2007. The Corporation assesses goodwill for impairment annually and more frequently in certain circumstances. In September 2011, FASB issued an update on the testing of goodwill for impairment under ASC Topic 350, Intangibles – Goodwill and Other ASC 350 requires a corporation to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. The overall objective of the update is to simplify how entities, both public and private, test goodwill for impairment. Simplification has resulted in an entity having the option to first assess qualitative factors to determine whether the existence or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than fifty percent) that the fair value of a reporting unit is less than its carrying amount. For 2013, the Corporation determined the Bank was one reporting unit and assessed the following qualitative factors to determine the likelihood that goodwill is impaired: (a) industry and market considerations such as a deterioration in the environment in which the Corporation operates; (b) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (c) events affecting a reporting unit such as a change in the composition or carrying amount of the Corporation’s assets unit; (d) share price — considered in both absolute terms and relative to peers; (e) non-performing loans and allowance for loans losses; and (f) bank capital analysis. The Corporation evaluates goodwill impairment annually as of November 30th of each year and more frequently if circumstances would warrant an update. Based upon this assessment the Corporation determined that there was no likelihood of goodwill impairment therefore no impairment charge was recognized as of December 31, 2013.
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

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Core deposit intangibles	$1,367	$1,367
Less: accumulated amortization	1,011	910
Carrying value of core deposit intangibles	$356	$457

(4)    Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2014 and December 31, 2013 follows:

	At September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$61,427	$—	$(2,097)	$59,330
Mortgage backed securities: residential	98,061	1,194	(701)	98,554
Residential collateralized mortgage obligations	25,206	167	(221)	25,152
State and political subdivisions	34,391	1,569	(149)	35,811
Total Securities	$219,085	$2,930	$(3,168)	$218,847

	At December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$71,851	$—	$(6,463)	$65,388
Mortgage backed securities: residential	94,313	1,362	(1,245)	94,430
Residential collateralized mortgage obligations	18,650	255	(250)	18,655
State and political subdivisions	32,521	1,137	(693)	32,965
Preferred securities	4,684	—	—	4,684
Total Securities	$222,019	$2,754	$(8,651)	$216,122

U.S. Government agencies and corporations include callable and bullet agency issues and agency-backed mortgage backed securities. Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based upon payment patterns of the underlying collateral.
The amortized cost and fair value of available for sale debt securities by contractual maturity date at September 30, 2014 is provided in the following table. Mortgage backed securities and collateralized mortgage obligations are not due at a single maturity date and are therefore shown separately.

	At September 30, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Due in one year or less	$21,731	$20,885
Due from one year to five years	38,415	38,718
Due from five years to ten years	30,078	29,733
Due after ten years	5,594	5,805
Mortgage backed securities and Residential collateralized mortgage obligations	123,267	123,706
	$219,085	$218,847

The following table shows the proceeds from sales of available-for-sale securities for the nine month period ended September 30, 2014 and 2013. The gross realized gains and losses on those sales that have been included in earnings. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Gross realized gains	$—	$178
Gross realized losses	(5)	—
Net Securities Gains	$(5)	$178
Proceeds from the sale of available for sale securities	$2,327	$2,272
The carrying value of securities pledged to secure trust deposits, public deposits, lines of credit, and for other purposes required by law amounted to $182,185 and $154,479 at September 30, 2014 and December 31, 2013, respectively.
The following is a summary of securities that had unrealized losses at September 30, 2014 and December 31, 2013. The information is presented for securities that have been in an unrealized loss position for less than 12 months and for more than 12 months. At September 30, 2014, the Corporation held 42 securities with unrealized losses totaling $3,168. At December 31, 2013, there were 53 securities with unrealized losses totaling $8,651. Securities may temporarily be valued at less than amortized cost if the current levels of interest rates, as compared to the coupons on the securities held by the Corporation, are higher or if impairment is not due to credit deterioration. The Corporation has the intent and the ability to hold these securities until their value recovers, which may be until maturity.

	At September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$1,163	$(2)	$58,167	$(2,095)	$59,330	$(2,097)
Mortgage backed securities: residential	14,267	(72)	33,545	(629)	47,812	(701)
Residential collateralized mortgage obligations	9,994	(58)	4,016	(163)	14,010	(221)
State and political subdivisions	936	(5)	4,081	(144)	5,017	(149)
Total	$26,360	$(137)	$99,809	$(3,031)	$126,169	$(3,168)

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agencies and corporations	$65,388	$(6,463)	$—	$—	$65,388	$(6,463)
Mortgage backed securities: residential	28,603	(566)	31,051	(679)	59,654	(1,245)
Residential collateralized mortgage obligations	5,079	(59)	4,411	(191)	9,490	(250)
State and political subdivisions	9,188	(602)	447	(91)	9,635	(693)
Total	$108,258	$(7,690)	$35,909	$(961)	$144,167	$(8,651)

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
Management does not believe that the investment securities that were in an unrealized loss position as of September 30, 2014 represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Corporation does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

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

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

Nine Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Losses charged off	(1,133)	(35)	(213)	(1,074)	(283)	(150)	(2,888)
Recoveries	32	32	6	65	143	24	302
Provision charged to expense	94	204	865	644	639	67	2,513
Balance, end of period	$9,115	$698	$2,069	$3,119	$2,092	$339	$17,432

Three Months Ended September 30, 2014
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$9,944	$476	$1,446	$3,789	$1,533	$242	$17,430
Losses charged off	(433)	(35)	(63)	(179)	(106)	(41)	(857)
Recoveries	11	30	—	46	46	6	139
Provision charged to expense	(407)	227	686	(537)	619	132	720
Balance, end of period	$9,115	$698	$2,069	$3,119	$2,092	$339	$17,432

As of September 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$703	$5	$178	$—	$—	$—	$886
Collectively evaluated for impairment	8,412	693	1,891	3,119	2,092	339	16,546
Total ending allowance balance	$9,115	$698	$2,069	$3,119	$2,092	$339	$17,432
Loans:
Individually evaluated for impairment	$15,271	$184	$1,356	$852	$147	$64	$17,874
Collectively evaluated for impairment	398,354	85,359	69,535	124,466	213,303	13,623	904,640
Total ending loans balance	$413,625	$85,543	$70,891	$125,318	$213,450	$13,687	$922,514

Nine Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$11,386	$835	$1,559	$2,357	$1,230	$270	$17,637
Losses charged off	(1,475)	(120)	(679)	(1,439)	(555)	(181)	(4,449)
Recoveries	584	7	277	60	276	49	1,253
Provision charged to expense	(33)	(246)	281	2,530	660	158	3,350
Balance, end of period	$10,462	$476	$1,438	$3,508	$1,611	$296	$17,791

Three Months Ended September 30, 2013
	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity Loans	Indirect	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance, beginning of period	$10,424	$438	$1,606	$3,508	$1,581	$258	$17,815
Losses charged off	(630)	—	(35)	(410)	(196)	(83)	(1,354)
Recoveries	83	2	178	5	104	8	380
Provision charged to expense	585	36	(311)	405	122	113	950
Balance, end of period	$10,462	$476	$1,438	$3,508	$1,611	$296	$17,791

Year Ended December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$865	$73	$—	$—	$—	$—	$938
Collectively evaluated for impairment	9,257	$424	$1,411	$3,484	$1,593	$398	16,567
Total ending allowance balance	$10,122	$497	$1,411	$3,484	$1,593	$398	$17,505
Loans:
Individually evaluated for impairment	$17,842	$472	$1,731	$1,111	$195	$160	$21,511
Collectively evaluated for impairment	383,749	88,174	64,776	121,965	206,128	15,996	880,788
Total ending loans balance	$401,591	$88,646	$66,507	$123,076	$206,323	$16,156	$902,299

Delinquencies
Management monitors delinquency and potential problem loans on an on going basis. Bank-wide delinquency at September 30, 2014 was 1.27% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.17% and 0.06% of total loans at September 30, 2014, respectively. Bank-wide delinquency at December 31, 2013 was 1.69% of total loans. Total 30-59 day delinquency and 60-89 day delinquency was 0.26% and 0.19% of total loans at December 31, 2013, respectively. Information regarding delinquent loans as of September 30, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans as of September 30, 2014

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$614	$233	$5,684	$6,531	$407,094	$413,625	$—
Commercial	55	—	172	227	85,316	85,543	—
Residential real estate	267	63	1,668	1,998	68,893	70,891	—
Home equity loans	123	149	1,766	2,038	123,280	125,318	—
Indirect	324	118	28	470	212,980	213,450
Consumer	169	—	308	477	13,210	13,687	—
Total	$1,552	$563	$9,626	$11,741	$910,773	$922,514	$—

Age Analysis of Past Due Loans as of December 31, 2013

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
Commercial real estate	$525	$4	$7,401	$7,930	$393,661	$401,591	$—
Commercial	—	18	219	237	88,409	88,646	—
Residential real estate	347	960	2,252	3,559	62,948	66,507	158
Home equity loans	932	707	1,078	2,717	120,359	123,076	43
Indirect	332	30	23	385	205,938	206,323
Consumer	183	25	191	399	15,757	16,156	—
Total	$2,319	$1,744	$11,164	$15,227	$887,072	$902,299	$201

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

Impaired loans for the Period Ended September 30, 2014, December 31, 2013 and September 30, 2013 are as follows:

	At September 30, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$13,235	$17,060	$—	$13,255	$13,008
Commercial	149	466	—	751	568
Residential real estate	1,178	1,391	—	1,208	1,216
Home equity loans	852	1,535	—	903	928
Indirect	147	231	—	156	168
Consumer	64	103	—	64	64
With allowance recorded:
Commercial real estate	2,036	2,872	703	2,849	3,120
Commercial	35	35	5	146	183
Residential real estate	178	178	178	100	73
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$17,874	$23,871	$886	$19,432	$19,328

Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$15,530	$20,438	$—	$16,705
Commercial	214	267	—	186
Residential real estate	1,731	1,940	—	1,832
Home equity loans	1,111	1,623	—	847
Indirect	195	268	—	178
Consumer	160	204	—	111
With allowance recorded:
Commercial real estate	2,312	2,319	865	4,374
Commercial	258	258	73	346
Residential real estate	—	—	—	—
Home equity loans	—	—	—	—
Indirect	—	—	—	—
Consumer	—	—	—	—
Total	$21,511	$27,317	$938	$24,579
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	At September 30, 2013			Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Balance	Average Recorded Balance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate	$14,625	$19,617	$—	$16,127	$16,667
Commercial	245	298	—	203	167
Residential real estate	1,613	1,801	—	1,802	1,800
Home equity loans	1,107	1,518	—	897	669
Indirect	191	293	—	208	129
Consumer	152	203	—	113	87
With allowance recorded:
Commercial real estate	5,523	8,842	1,462	5,139	5,781
Commercial	343	343	79	342	396
Residential real estate	57	154	6	29	60
Home equity loans	—	—	—	—	—
Indirect	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$23,856	$33,069	$1,547	$24,860	$25,756
*Impaired loans shown in the tables above included loans that were classified as troubled debt restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

Troubled Debt Restructuring
A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. That concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. The Corporation adheres to ASC 310-40, Troubled Debt Restructurings by Creditors, to determine whether a troubled debt restructuring applies in a particular instance. Prior to loans being modified and classified as a TDR, specific reserves are generally assessed, as most of these loans have been specifically allocated for as part of the Corporation's normal loan loss provisioning methodology. The Corporation has allocated reserves of $40 for the TDR loans at September 30, 2014.
The following table provides the number of loans modified in a TDR and the recorded investment and unpaid principal balance by loan segment as of September 30, 2014 and September 30, 2013.

	Three Months Ended As of September 30, 2014			Nine Months Ended As of September 30, 2014
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	2	$174	$267	21	$6,694	$9,092
Commercial	—	—	—	1	—	170
Residential real estate	—	—	—	13	854	958
Home equity loans	—	—	—	28	659	1,288
Indirect Loans	—	—	—	39	147	210
Consumer Loans	—	—	—	1	64	64
Total	2	$174	$267	103	$8,418	$11,782
Note: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.

	Three Months Ended As of September 30, 2013			Nine Months Ended As of September 30, 2013
	(Dollars in thousands)
	Number of Contracts	Recorded Investment	Unpaid Principal	Number of Contracts	Recorded Investment	Unpaid Principal
Commercial real estate	—	$—	$—	18	$6,742	$8,724
Commercial	—	—	—	1	—	170
Residential real estate	1	42	46	12	966	1,052
Home equity loans	5	277	320	27	882	1,247
Indirect Loans	3	31	31	38	227	336
Consumer Loans	2	27	27	1	55	55
Total	9	$350	$397	97	$8,872	$11,584
Note 1: The differences between the recorded investment and unpaid principal balance amounts represents partial charge offs.
The pre-modification and post-modification outstanding recorded investments of loans modified as TDRs during the nine months ended September 30, 2014 were not materially different. Loans modified during the nine months ended September 30, 2014 did not involve the forgiveness of principal at the modification date.
There were no loans modified in a TDR that subsequently defaulted during the twelve month periods ended September 30, 2014 and 2013, respectively (i.e., 90 days or more past due following a modification).
A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession by the creditor. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. Land loans are also included in the class of commercial real estate loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years and changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.
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
The Corporation had approximately $628 of additional commitments to lend additional funds to the related debtors whose terms have been modified in a TDR at September 30, 2014.

Nonaccrual Loans
Nonaccrual loan balances at September 30, 2014 and December 31, 2013 are as follows:

Loans On Nonaccrual Status	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$8,728	$11,241
Commercial	172	289
Residential real estate	4,064	5,231
Home equity loans	4,366	4,464
Indirect	446	443
Consumer	417	318
Total Nonaccrual Loans	$18,193	$21,986
Credit Risk Grading
Sound credit systems, practices and procedures such as credit risk grading systems; effective credit review and examination processes; effective loan monitoring, problem identification, and resolution processes; and a conservative loss recognition process and charge-off policy are integral to management’s proper assessment of the adequacy of the allowance. Many factors are considered when grades are assigned to individual loans such as current and historic delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. Commercial, commercial real estate and residential construction loans are assigned internal credit risk grades. The loan’s internal credit risk grade is reviewed on at least an annual basis and more frequently if needed based on specific borrower circumstances. Credit quality indicators used in management’s periodic analysis of the adequacy of the allowance include the Corporation’s internal credit risk grades which are described below and are included in the table below for September 30, 2014 and December 31, 2013:

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

The following tables present the recorded investment of commercial real estate, commercial and residential real estate loans by internal credit risk grade and the recorded investment of residential real estate, home equity, indirect and consumer loans based on delinquency status as of September 30, 2014 and December 31, 2013:

Commercial Credit Exposure	Commercial Real Estate	Commercial	Residential Real Estate*	Home Equity Loans	Indirect	Consumer	Total
	September 30, 2014
	(Dollars in thousands)
Loans graded by internal credit risk grade:
Grade 1 — Minimal	$—	$69	$—	$—	$—	$—	$69
Grade 2 — Modest	600	4,203	—	—	—	—	4,803
Grade 3 — Better than average	8,675	47	—	—	—	—	8,722
Grade 4 — Average	284,370	61,069	3,175	—	—	—	348,614
Grade 5 — Acceptable	93,705	19,761	2,366	—	—	—	115,832
Total Pass Credits	387,350	85,149	5,541	—	—	—	478,040
Grade 6 — Special mention	5,520	221	233	—	—	—	5,974
Grade 7 — Substandard	20,755	173	844	—	—	—	21,772
Grade 8 — Doubtful	—	—	—	—	—	—	—
Grade 9 — Loss	—	—	—	—	—	—	—
Total loans internally credit risk graded	413,625	85,543	6,618	—	—	—	505,786
Loans not monitored by internal risk grade:
Current loans not internally risk graded	—	—	62,336	123,280	212,980	13,210	411,806
30-59 days past due loans not internally risk graded	—	—	267	123	324	169	883
60-89 days past due loans not internally risk graded	—	—	2	149	118	—	269
90+ days past due loans not internally risk graded	—	—	1,668	1,766	28	308	3,770
Total loans not internally credit risk graded	—	—	64,273	125,318	213,450	13,687	416,728
Total loans internally and not internally credit risk graded	$413,625	$85,543	$70,891	$125,318	$213,450	$13,687	$922,514

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

(6)    Deposits
Deposit balances are summarized as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Demand and other noninterest-bearing	$153,952	$148,961
Interest checking	179,913	164,662
Savings	127,343	125,582
Money market accounts	143,894	103,534
Consumer time deposits	343,612	382,137
Public time deposits	108,070	120,713
Total deposits	$1,056,784	$1,045,589

The aggregate amount of certificates of deposit in denominations of $100,000 or more amounted to $259,154 and $293,330 at September 30, 2014 and December 31, 2013, respectively.
The maturity distribution of certificates of deposit as of September 30, 2014 are as follows:

September 30, 2014
(Dollars in thousands)
0-12 months	$227,865
12-24 months	138,416
24-36 months	66,328
36-48 months	14,936
48-60 months	4,137
Total	$451,682

(7)    Short-Term Borrowings
The Bank has a line of credit for advances and discounts with the Federal Reserve Bank of Cleveland. The amount of this line of credit varies on a monthly basis. The amount available for borrowing under the line is equal to 50% of the balances of qualified home equity lines of credit that are pledged as collateral. At September 30, 2014, the Bank had pledged approximately $91,995 in qualifying home equity lines of credit, resulting in an available line of credit of approximately $45,998. No amounts were outstanding under the line of credit at September 30, 2014 or December 31, 2013.
The Corporation also has a $6,000 line of credit with an unaffiliated financial institution under which the Corporation had outstanding borrowings of $2,000 at an annualized rate of 3.50% as of September 30, 2014. As part of the Corporation’s repurchase and redemption of its Series B Preferred Stock in December 2013 and January 2014, approximately $3,000 was drawn on the line of credit in December 2013. In the first and second quarter of 2014 the Corporation made payments of $500 of principal in each quarter on the line of credit. Following the two payments of $500 made in the first and second quarter of 2014, $2.0 million remains outstanding at the prime rate of 3.50% annually at September 30, 2014.
Short-term borrowings include securities sold under repurchase agreements and Federal funds purchased from correspondent banks. At September 30, 2014 and December 31, 2013, the outstanding balance of securities sold under repurchase agreements totaled $674 and $1,576, respectively. No Federal funds were purchased as of September 30, 2014 and December 31, 2013.

The following table presents the components of Federal funds purchased and securities sold under agreements to repurchase and short-term borrowings as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Federal funds purchased and securities sold under agreements to repurchase	$674	$1,576
Line of credit with an unaffiliated financial institution	2,000	3,000
Total short-term borrowings	$2,674	$4,576

Short-term borrowings	September 30, 2014	December 31, 2013
Average balance during the year	$3,831	$1,803
Weighted-average annual interest rate during the year	3.61%	0.10%
Maximum month-end balance	$3,353	$4,576

(8)    Federal Home Loan Bank Advances
Federal Home Loan Bank advances amounted to $46,867 and $46,708 at September 30, 2014 and December 31, 2013 respectively. All advances were bullet maturities with no call features. At September 30, 2014, collateral pledged for FHLB advances consisted of qualified multi-family and residential real estate mortgage loans and investment securities of $80,069 and $11,680, respectively. The maximum borrowing capacity of the Bank at September 30, 2014 was $71,776. The Bank maintains a $40,000 cash management line of credit (CMA) with the FHLB. No amounts were outstanding under the CMA line of credit at September 30, 2014 and December 31, 2013.
Maturities of FHLB advances outstanding at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Maturity January 2014 with fixed rate 3.55%	$—	$1
Maturity January 2015 with fixed rate 0.80%	20,000	20,000
Maturity December 2016 with fixed rate 0.79%	10,000	10,000
Maturities June 2017 through December 2017, with fixed rates ranging from 0.89% to 0.99%	15,000	15,000
Maturity June 2018 fixed rate 1.24%	2,500	2,500
Restructuring prepayment penalty	(633)	(793)
Total FHLB advances	$46,867	$46,708

In 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with an average contractual interest rate of 2.47% and a remaining maturity of 12 to 31 months. The prepaid FHLB advances were replaced with $27,500 of fixed rate FHLB advances with an average contractual interest rate of 0.88% and terms of 49 to 67 months. In accordance with the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. The present value of the cash flows under the terms of the replacement FHLB advances (including the prepayment penalties) was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances and therefore the replacement advances were not considered to be substantially different from the original advances in accordance with ASC 470-50, Debt – Modifications and Exchanges. As a result, the prepayment penalties have been treated as a discount on the replacement debt and are being amortized over the life of the new advances as an adjustment to rate. The prepayment penalty effectively increased the interest rate on the new advances over the lives of the new advances at the time of the transaction. The benefit of prepaying these advances was an immediate decrease in interest expense and a decrease in interest rate sensitivity as the maturity of each of the refinanced FHLB advances was extended at a lower rate.

At September 30, 2014, the advances were structured to contractually pay down as follows:

	Balance	Weighted Average Rate
2014	$—	—%
2015	20,000	0.80
2016	10,000	0.79
2017	15,000	0.96
Thereafter	2,500	1.24
Total	$47,500	0.87%
Restructuring prepayment penalty	(633)
Total	$46,867

(9)    Trust Preferred Securities
In May 2007, LNB Trust I (“Trust I”) and LNB Trust II (“Trust II”) each sold $10,000 of preferred securities to outside investors and invested the proceeds in junior subordinated debentures issued by the Corporation. The Corporation’s obligations under the transaction documents, taken together, have the effect of providing a full guarantee by the Corporation, on a subordinated basis, of the payment obligations of the Trusts. The subordinated notes mature in 2037. Trust I bears a floating interest rate (current three-month LIBOR plus 148 basis points). Trust II bears a fixed rate of 6.64% through June 15, 2017, and then becomes a floating interest rate (current three-month LIBOR plus 148 basis points). Interest on the notes is payable quarterly. The interest rates in effect as of the last determination date in 2014 were 1.71% and 6.64% for Trust I and Trust II, respectively. At September 30, 2014 and December 31, 2013, accrued interest payable for Trust I was $6 and $6 and for Trust II was $22 and $22, respectively.
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

A summary of the contractual amount of commitments at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit	$85,072	$84,283
Home equity lines of credit	91,910	89,331
Standby letters of credit	8,940	8,448
Total	$185,922	$182,062
The nature of the Corporation’s business may result in litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries at September 30, 2014, considers that the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s financial position, results of operation or liquidity.

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

Estimates of fair value are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Corporation has an Investment and Trust Services Division that contributes net fee income annually. The Investment and Trust Services Division is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and deferred tax assets. The estimated fair values of the Corporation’s financial instruments at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014					December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks, Federal funds sold and interest bearing deposits in other banks	$36,167	$36,167	$36,167	$—	$—	$52,272	$52,272
Securities	218,847	218,847	—	218,847	—	216,122	216,122
Restricted stock	5,741	5,741	N/A	N/A	N/A	5,741	N/A
Portfolio loans, net	905,082	913,057	—	—	913,057	884,794	884,211
Loans held for sale	1,497	1,523	—	1,541	—	4,483	4,487
Accrued interest receivable	3,714	3,714	—	961	2,753	3,621	3,621
Financial liabilities
Deposits:
Demand, savings and money market	605,102	585,468	—	585,468	—	542,739	542,739
Certificates of deposit	451,682	453,489	—	453,489	—	502,850	504,381
Short-term borrowings	2,674	2,674	—	2,674	—	4,576	4,576
Federal Home Loan Bank advances	46,867	47,413	—	47,413	—	46,708	46,923
Junior subordinated debentures	16,238	21,534	—	21,534	—	16,238	16,778
Accrued interest payable	674	674	—	—	674	789	789
Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. As of September 30, 2014 and December 31, 2013, Cash and due from banks, Federal funds sold and interest bearing deposits in other banks were classified as Level 1.
Restricted stock

The Corporation has determined that is not practical to determine the fair value of Restricted stock due to restrictions placed on its transferability. Restricted stock is carried at cost and valued based on the ultimate recoverability of par value.
Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates then being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors, resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date, resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification.

Other Borrowings

The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analysis based on the then current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

The fair values of the Corporation’s Junior Subordinated Debentures are estimated using discounted cash flow analysis based on the then current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees then charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

Description	Fair Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$59,330	$—	$59,330	$—
Mortgage backed securities: residential	98,554	—	98,554	—
Residential collateralized mortgage obligations	25,152	—	25,152	—
State and political subdivisions	35,811	—	35,811	—
Total	$218,847	$—	$218,847	$—

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and corporations	$65,388	$—	$65,388	$—
Mortgage backed securities: residential	94,430	—	94,430	—
Residential collateralized mortgage obligations	18,655	—	18,655	—
State and political subdivisions	32,965	—	32,965	—
Preferred Securities	4,684	—	—	4,684
Interest rate swaps	222	—	222	—
Total	$216,344	$—	$211,660	$4,684

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
In 2013 the Corporation implemented an interest rate program for commercial loan customers. The interest rate program provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative. Valuations for interest rate swaps are derived from third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2.
There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarters ended September 30, 2014 and December 31, 2013. For the available for sale securities, the Corporation obtains fair value measurements from an independent third-party service or independent brokers.
Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with GAAP. The adjustments to fair value generally result from the application of accounting guidance that requires assets and liabilities to be recorded at lower of cost or fair value, or assessed for impairment. The Corporation has assets that, under certain conditions, are subject to measurement at fair value on a nonrecurring basis. At September 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans and other property. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections and market comparable pricing.

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

September 30, 2014	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)
	(Dollars in thousands)
Impaired Loans:
Commercial real estate			$1,334
Total			$1,334

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)
	(Dollars in thousands)
Impaired Loans:
Commercial real estate			$11,241
Commercial			289
Residential real estate			5,231
Home equity loans			4,464
Indirect			443
Consumer			318
Total			$21,986

Other real estate owned:
Commercial real estate			$304
Residential real estate			275
Total			$579

Impaired loans:    Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,036, with a valuation allowance of $702 at September 30, 2014, resulting in a reduction to provision for loan losses of $69 and $162 for the three and nine month period ended September 30, 2014. At September 30, 2013, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,924, with a valuation allowance of $1,546, resulting in a reduction to provision for loan losses of $124 and $127 for the three and nine month period ended September 30, 2013.
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

Asset	Fair Value	Valuation Technique	Unobservable Input
Collateral dependent impaired loans	$1,334	Sales comparison approach	Adjustment for differences between the comparable sales with a 15% 20% cost to sell adjustment

Changes in Level 3 Fair Value Measurements

There were no assets measured at fair value on a recurring basis using significant unobservable inputs that were transferred to Level 3 as of or during the nine months ended September 30, 2014.

(12)    Share-Based Compensation
A broad-based stock incentive plan, the 2006 Stock Incentive Plan, was adopted by the Corporation’s shareholders on April 18, 2006 and was amended and restated on May 2, 2012. Awards granted under this Plan as of September 30, 2014 were stock options granted in 2007, 2008, 2009, 2012 and 2013 and long-term restricted shares issued in 2010, 2011, 2012 and 2013. In addition, the Corporation has nonqualified stock option agreements outside of the 2006 Stock Incentive Plan. Grants under the nonqualified stock option agreements were made from 2005 to 2007.
Stock Options
During the nine months ended September 30, 2014, the Corporation granted 117,000 stock options to certain employees. All outstanding stock options were granted at an exercise price equal to the fair value of the common stock on the date of grant. The maximum option term is ten years and the options generally vest over three years as follows: one-third of the underlying shares vest on each the first, second and third anniversaries of the grant date.
The Corporation recognizes compensation expense for awards with a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The expense recorded for stock options was $71 and $26 for the three months ended September 30, 2014 and 2013, and $131 and $52 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the Corporation's stock options outstanding at September 30, 2014:

	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
Range of Exercise Prices
$5.34-$5.39	37,500	7.16	25,833	$5.39
$9.07-$9.56	126,530	8.66	41,066	9.19
$11.03	109,500	9.64	—	—
$12.12	7,500	9.82	—	—
$14.47	78,000	3.35	78,000	14.47
$16.00-$16.50	32,500	2.22	32,500	16.04
$19.10	30,000	1.34	30,000	19.10
$19.17	30,000	0.34	30,000	19.17
Outstanding at end of period	451,530	6.37	237,399	$13.96

A summary of the status of stock options for the nine month periods ended September 30, 2014 and 2013 is presented in the table below:

	September 30,		September 30,
	2014		2013
	Options	Weighted Average Exercise Price per Share	Options	Weighted Average Exercise Price per Share
Outstanding at beginning of period	337,696	$12.43	232,000	$14.50
Granted	117,000	11.10	137,363	9.18
Forfeited or expired	(1,500)	14.47	—	—
Exercised	(1,666)	9.56	—	—
Stock dividend or split	—	—	—	—
Outstanding at end of period	451,530	$12.08	369,363	$12.52
Exercisable at end of period	239,065	$13.93	208,667	$15.52

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the quoted price of the Corporation's common stock for those awards that have an exercise price then below the closing price. As of September 30, 2014, the Corporation had outstanding options to purchase an aggregate of 282,696 shares with an exercise price below the closing price of the Corporation's stock, resulting in an aggregate intrinsic value of $1,362.

For the third quarter 2014, the per share weighted-average fair value of stock options granted was $3.57 compared to $2.35 for the third quarter 2013. The per share weighted-average fair value of stock options granted during the first nine months of 2014 and 2013 was $3.24 and $2.15, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
Dividend Yield	2.15%	3.03%	2.22%	3.07%
Expected volatility	34.47%	32.54%	34.49%	32.60%
Risk-free interest rate	2.18%	1.98%	2.07%	1.37%

Restricted Shares

Shares of long-term restricted stock generally vest in two equal installments on the second and third anniversaries of the date of grant, or upon the earlier death or disability of the recipient or a qualified change of control of the Corporation. The expense recorded for long-term restricted stock was $35 and $52 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013 the expense recorded was $107 and $173, respectively.

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of long-term restricted stock. A summary of the status of outstanding restricted shares at September 30, 2014 is presented in the table below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	83,355	$5.86
Granted	—	—
Vested	(44,803)	5.35
Forfeited or expired	—	—
Nonvested at September 30, 2014	38,552	$6.45

Stock Appreciation Rights (“SARS”)
In 2006, the Corporation issued an aggregate of 30,000 SARS at $19.00 per share, 15,500 of which have expired due to employee terminations. The SARS vest over three years as follows: one-third of the underlying shares on each of the first, second and third anniversaries of the grant date. Any unexercised portion of the SARS shall expire at the end of the stated term which is specified at the date of grant and shall not exceed ten years. The term of the SARS issued in 2006 will expire in January 2016. The expense recorded for SARS for the nine months ended September 30, 2014, was $0 and for 2013 was $10.

(13) Accumulated Other Comprehensive Income (Loss)
The following table details the change in the components of the Corporation’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(637)	$(1,296)	$(1,933)	$(3,892)	$(1,296)	$(5,188)
Amounts recognized in other comprehensive income, net of taxes of $246 and $1,926	481	—	481	3,733	—	3,733
Reclassified amounts out of accumulated other comprehensive income, net of tax	—	—	—	(3)	—	(3)
Balance at the end of the period	$(156)	$(1,296)	$(1,452)	$(156)	$(1,296)	$(1,452)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Unrealized securities gains and losses	Pension and post- retirement costs	Total	Unrealized securities gains and losses	Pension and post- retirement costs	Total
Balance at the beginning of the period	$(536)	$(2,055)	$(2,591)	$3,295	$(2,055)	$1,240
Amounts recognized in other comprehensive income, net of taxes of $1,197 and $3,110	(2,324)	—	(2,324)	(6,038)	—	(6,038)
Reclassified amounts out of accumulated other comprehensive income, net of tax of $60	—	—	—	117	—	117
Balance at the end of the period	$(2,860)	$(2,055)	$(4,915)	$(2,860)	$(2,055)	$(4,915)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). This Management’s Discussion and Analysis (“MD&A”) section discusses the financial condition and results of operations of the Corporation for the three and nine months ended September 30, 2014. This MD&A should be read in conjunction with the financial information contained in the Corporation’s Form 10-K for the fiscal year ended December 31, 2013, and in the accompanying consolidated financial statements and notes contained in this Form 10-Q. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in the report. Where applicable, this discussion also reflects Management’s insights as to known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
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
Net income for the third quarter 2014 was $2,086 compared to $1,519 for the same period one year ago. Net income available to common shareholders for the third quarter 2014 was $2,086, or $0.22 per diluted common share, compared to $1,410, or $0.15 per diluted common share, for the third quarter 2013. The increase in net income for both the quarter and nine months ended September 30, 2014 was due primarily to higher noninterest income and lower provision for loan losses.
Net interest income on a fully taxable equivalent (FTE) basis for the third quarter 2014 was $9,135, an increase of 2.2%, compared to $8,934 for the third quarter 2013. The net interest margin FTE, determined by dividing tax equivalent net interest income by average assets, for the third quarter 2014 was 3.15% compared to 3.13% for the third quarter 2013.
The provision for loan losses was $720 for the quarter ended September 30, 2014 compared to $950 for the quarter ended September 30, 2013. Credit quality showed a marked improvement in the quarter as provision for loan losses declined 25.0% year over year to $2,513. See Item 1. Financial Statements - Note 5: Loans and Allowance for Loan Losses and Table 9: Analysis of Allowance for Loan Losses of this MD&A for further details.
Noninterest income was $3,361 for the third quarter 2014 compared to $2,466, or a 36.3% increase, when compared to the third quarter 2013. The increase was largely attributed to gain on the sale of SBA loans, which offset a decrease in mortgage banking income. Noninterest income for the nine months ended September 30, 2014 was $9,524 compared to $8,870, or a 7.4% increase, when compared to the nine months ended September 30, 2013.
Noninterest expense for the third quarter 2014 was $8,818, an increase of $517, or 6.2%, when compared to noninterest expense of $8,301 for the same period one year ago. The majority of the increase in noninterest expense was due to an increase in salaries and employee benefits related to an investment made in revenue generating personnel. Noninterest expense for the nine months ended September 30, 2014 was $26,475 compared to $26,204 for the same nine month period in 2013.
During the third quarter 2014, loans increased slightly as total portfolio loans ended at $922,514, a 2.2% increase, compared to $902,299 at December 31, 2013. Total assets for the third quarter 2014 ended at $1,241,099 compared to $1,230,257 at December 31, 2013, an increase of $10,842, or 0.9%. Total deposits grew to $1,056,784 at September 30, 2014, an increase of 1.1%, from $1,045,589 at December 31, 2013.
The Corporation continues to improve credit metrics. The Corporation’s non-performing loans totaled $18,193 at September 30, 2014, or 1.97% of total loans, a decrease from $21,986, or 2.44% of total loans, at December 31, 2013, and a decrease from $24,976, or 2.80% of total loans, in the third quarter 2013.

The allowance for possible loan losses was $17,432 at September 30, 2014, compared to $17,505 at December 31, 2013, and constituted 1.89% of total portfolio loans at September 30, 2014, compared to 1.94% of total portfolio loans at December 31, 2013. The ratio of annualized net charge-offs to average loans at September 30, 2014 was 0.38% compared to 0.51% at December 31, 2013, and 0.48% at September 30, 2013.

Table 1: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 1 presents the condensed consolidated average balance sheets for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$182,694	$1,006	2.18%	$189,449	$953	2.00%
State and political subdivisions	35,097	444	5.02	32,780	432	5.23
Federal funds sold and short-term investments	7,633	6	0.29	14,673	7	0.19
Restricted stock	5,741	66	4.59	5,741	69	4.80
Commercial loans	500,785	5,399	4.28	484,063	5,395	4.42
Residential real estate loans	45,895	602	5.20	49,718	634	5.06
Home equity lines of credit	113,360	1,079	3.78	107,579	1,027	3.79
Installment loans	260,372	1,907	3.13	246,692	1,946	3.13
Total Earning Assets	$1,151,577	$10,509	3.62%	$1,130,695	$10,463	3.67%
Allowance for loan loss	(17,639)			(18,028)
Cash and due from banks	28,436			35,772
Bank owned life insurance	19,764			19,018
Other assets	46,631			46,045
Total Assets	$1,228,769			$1,213,502
Liabilities and Shareholders’ Equity:
Consumer time deposits	$383,278	$791	0.82%	$432,751	$1,001	0.92%
Public time deposits	71,859	132	0.73	69,847	123	0.70
Savings deposits	128,305	11	0.03	123,328	11	0.03
Money market accounts	136,279	72	0.21	104,443	45	0.17
Interest-bearing demand	163,992	20	0.05	166,568	20	0.05
Short-term borrowings	4,263	20	1.71	1,735	—	0.05
FHLB advances	46,843	158	1.34	46,636	158	1.35
Junior subordinated debentures	16,324	170	4.14	16,328	171	4.15
Total Interest-Bearing Liabilities	$951,143	$1,374	0.57%	$961,636	$1,529	0.63%
Noninterest-bearing deposits	160,308			139,212
Other liabilities	5,924			4,629
Shareholders’ Equity	111,394			108,025
Total Liabilities and Shareholders’ Equity	$1,228,769			$1,213,502
Net Yield on Earning Assets (FTE)		$9,135	3.15%		$8,934	3.13%
Taxable Equivalent Adjustment		(159)	(0.06)		(159)	(0.05)
Net Interest Income Per Financial Statements		$8,976			$8,775
Net Yield on Earning Assets			3.09%			3.08%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Results of Operations (Dollars in thousands except per share data)

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013 Net Interest Income Comparison
Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 72.8% of the Corporation’s revenues for the three months ended September 30, 2014. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent (FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.
Net interest income was $8,976 for the third quarter 2014 compared to $8,775 during the same quarter of 2013, an increase of 2.3%. The increase in net interest income was achieved largely through lower cost of funds, as total interest expense decreased $155, or 10.1%, year over year. Lower total interest expense is due primarily to the extended low interest rate environment that continued in the third quarter. Adjusting for tax-exempt income, net interest income FTE for the third quarter of 2014 and 2013 was $9,135 and $8,934, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.15% for the three months ended September 30, 2014, compared to 3.13% for the three months ended September 30, 2013.
Average earning assets for the third quarter of 2014 were $1,151,577, an increase of $20,882, or 1.8%, compared to $1,130,695 for the third quarter of last year. The yield on average loans during the third quarter of 2014 was 3.87%, which was 15 basis points lower than the 4.02% yield on average loans during the third quarter of 2013. The decrease is primarily the result of newer loans originated at lower market yields. Interest income from securities was $1,450 (FTE) for the three months ended September 30, 2014, compared to $1,385 during the third quarter of 2013. The yield on average securities increased to 2.64% from 2.47%, respectively, for these periods. The increase in interest income from securities is primarily the result of an increase in long-term interest rates year over year which led to a decrease in prepayments within the Corporation's mortgage-backed securities portfolio.
The cost of interest-bearing liabilities was 0.57% during the third quarter of 2014 compared to 0.63% during the same period in 2013. This decrease was primarily due to the sustained low interest rate environment and strong growth on noninterest-bearing accounts. Average noninterest-bearing accounts were $160,308 for the third quarter of 2014, an increase of 15.2%, compared to $139,212 for the same period a year ago. Total average interest-bearing liabilities were $951,143 for the quarter ended September 30, 2014, a decrease of $10,493, or 1.1%, compared to the quarter ended September 30, 2013. The average cost of trust preferred securities was 4.14% for the third quarter of 2014, compared to 4.15% for the third quarter of 2013. One half of the Corporation’s outstanding trust preferred securities accrued dividends at a fixed rate of 6.64%, and the other half accrued dividends at LIBOR plus 1.48%, which was 1.71% as of September 30, 2014.
Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 2 is an analysis of the changes in interest income and expense between the quarters ended September 30, 2014 and September 30, 2013. The table is presented on a fully tax-equivalent basis.

Table 2: Rate/Volume Analysis of Net Interest Income (FTE)

	Three Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(37)	$90	$53
State and political subdivisions	29	(17)	12
Federal funds sold and short-term investments	(6)	5	(1)
Restricted stock	—	(3)	(3)
Commercial loans	180	(176)	4
Residential real estate loans	(50)	18	(32)
Home equity lines of credit	55	(3)	52
Installment loans	100	(139)	(39)
Total Interest Income	271	(225)	46
Consumer time deposits	(102)	(108)	(210)
Public time deposits	4	5	9
Savings deposits	—	—	—
Money market accounts	17	10	27
Interest-bearing demand	—	—	—
Short-term borrowings	12	8	20
FHLB advances	1	(1)	—
Junior subordinated debenture	—	(1)	(1)
Total Interest Expense	(68)	(87)	(155)
Net Interest Income (FTE)	$339	$(138)	$201

Net interest income (FTE) for the third quarter 2014 was $9,135 compared to $8,934 for the third quarter 2013, an increase of $201, or 2.2%. This increase is primarily attributed to the improvement in the Corporation's investment portfolio. Interest income on securities of U.S. Government agencies and corporations increased $53, of which $90 is attributed to higher rates, while lower volume accounted for a decrease of $37. The extended period of low interest rates has generally resulted in less premium amortization and a decrease in the number of agency securities being called.
Interest income on commercial loans increased $4 in the third quarter of 2014 compared to the same quarter last year. The increase in commercial loan volume of $180 was offset by the rate decrease of $176. The decrease in rate is largely the result of continued competitive pressure among financial services companies. Interest income on residential real estate loans decreased by $32 in the third quarter of 2014 compared to the same quarter last year, of which, $50 increase is attributed to volume offset by $18 attributed to rate. The decrease is reflective of mortgage lending volumes, particularly refinancing activity slowing considerably as mortgage rates have risen year over year. Interest income on installment loans decreased $39 in the third quarter of 2014 compared to the same quarter last year, with a decrease in rate of $139, which was offset by an increase in volume of $100. The decrease was largely the result of the continued lower interest rate environment and the competitive nature of indirect lending.
The $210 decrease in interest expense for consumer time deposits in the third quarter of 2014 compared to the same quarter last year was primarily due to lower market interest rates, as existing accounts continued to renew at lower market interest rates. The decrease in overall interest expense is largely due to the maturity of higher-rate deposit certificates and a more favorable mix of lower cost deposits. Total interest expense decreased $155, with the decrease being attributed to a $87 decrease due to rate and a decrease of $68 due to volume.

Table 3: Condensed Consolidated Average Balance Sheets

Interest, Rate, and Rate/ Volume differentials are stated on a Fully-Tax Equivalent (FTE) Basis.

Table 3 presents the condensed consolidated average balance sheets for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets:
U.S. Govt agencies and corporations	$185,287	$3,125	2.25%	$186,145	$2,745	1.97%
State and political subdivisions	34,294	1,322	5.15	32,755	1,270	5.17
Federal funds sold and short-term investments	12,529	30	0.32	16,785	23	0.18
Restricted stock	5,570	200	4.81	5,741	208	4.83
Commercial loans	497,133	16,384	4.41	488,225	16,385	4.49
Residential real estate loans	46,566	1,787	5.13	52,015	1,997	5.13
Home equity lines of credit	111,648	3,188	3.82	107,316	3,067	3.82
Installment loans	259,024	5,794	2.99	241,700	5,935	3.28
Total Earning Assets	$1,152,051	$31,830	3.69%	$1,130,682	$31,630	3.74%
Allowance for loan loss	(17,527)			(17,909)
Cash and due from banks	32,611			36,180
Bank owned life insurance	19,593			18,850
Other assets	46,368			46,536
Total Assets	$1,233,096			$1,214,339
Liabilities and Shareholders' Equity
Consumer time deposits	$394,963	$2,448	0.83%	$436,761	$3,079	0.94%
Public time deposits	81,568	409	0.67	66,596	367	0.74
Savings deposits	128,415	34	0.04	122,541	38	0.04
Money market accounts	126,539	180	0.19	106,234	131	0.16
Interest-bearing demand	168,381	60	0.05	164,865	70	0.06
Short-term borrowings	4,251	73	2.28	1,650	1	0.10
FHLB advances	46,790	470	1.34	46,584	469	1.35
Junior subordinated debentures	16,326	508	4.16	16,323	511	4.18
Total Interest-Bearing Liabilities	$967,233	$4,182	0.58%	$961,554	$4,666	0.66%
Noninterest-bearing deposits	152,138			138,763
Other liabilities	4,808			4,344
Shareholders' Equity	108,917			109,678
Total Liabilities and Shareholders' Equity	$1,233,096			$1,214,339
Net Yield on Earning Assets (FTE)		$27,648	3.21%		$26,964	3.19%
Taxable Equivalent Adjustment		(475)	(0.06)		(476)	(0.06)
Net Interest Income Per Financial Statements		$27,173			$26,488
Net Yield on Earning Assets			3.15%			3.13%
Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013 Net Interest Income Comparison

Net interest income is the difference between interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is the Corporation’s principal source of revenue, accounting for 74.0%
of the Corporation’s revenues for the nine months ended September 30, 2014. The amount of net interest income is affected by changes in the volume and mix of earning assets and interest-bearing liabilities, the level of rates earned or paid on those assets and liabilities and the amount of loan fees earned. The Corporation reviews net interest income on a fully taxable equivalent
(FTE) basis, which presents interest income with an adjustment for tax-exempt interest income on an equivalent pre-tax basis assuming a 34% statutory Federal tax rate. These rates may differ from the Corporation’s actual effective tax rate. The net interest margin is net interest income as a percentage of average earning assets.

Net interest income, before provision for loan losses, was $27,173 for the nine months ended September 30, 2014 compared to $26,488 during the same period of 2013. Adjusting for tax-exempt income, net interest income FTE, for the third quarter 2014 and 2013 was $27,648 and $26,964, respectively. The net interest margin FTE, determined by dividing tax equivalent net interest income by average earning assets, was 3.21% for the nine months ended September 30, 2014 compared to 3.19% for the nine months ended September 30, 2013. The slight increase is primarily attributed to better returns on the Corporation's investment portfolio year-over-year.

Average earning assets for the first nine months of 2014 were $1,152,051. This represents an increase of $21,369, or 1.9%, compared to the same period last year. Due primarily to the extended period of lower market interest rates that continued through the first nine months of 2014, the yield on average earning assets was 3.69% in the first nine months of 2014 compared to 3.74% for the same period last year. The yield on average loans during the first nine months of 2014 was 3.97%, which is 15 basis points lower than that of the first nine months of 2013 at 4.12%. The decrease in yield on loans is primarily due to the Corporation electing to hold in its portfolio additional high quality low interest rate indirect auto loans. Interest income from securities was $4,447 (FTE) for the first nine months ended September 30, 2014, compared to $4,015 during the same period of 2013. The yield on average securities was 2.71% and 2.45% for these periods, respectively.

The cost of interest-bearing liabilities was 0.58% during the first nine months of 2014 compared to 0.66% during the same period in 2013. The decrease is largely the result of a favorable deposit mix when compared to the same period one year ago. Average consumer time deposits decreased by $41,798, or 9.6%, and average money market accounts increased by $20,305, or 19.1%. Overall total average interest-bearing liabilities as of September 30, 2014 increased $5,679, or 0.6%, compared to Septmeber 30, 2013. The average cost of trust preferred securities was 4.16% for the first nine months of 2014, compared to 4.18% for the first nine months of 2013.

Net interest income may also be analyzed by comparing the volume and rate components of interest income and interest expense. Table 4 is an analysis of the changes in interest income and expense between the nine months ended September 30, 2014 and September 30, 2013. The table is presented on a fully tax-equivalent basis:

Table 4: Rate/Volume Analysis of Net Interest Income (FTE)

	Nine Months Ended September 30,
	Increase (Decrease) in Interest Income/Expense in 2014 over 2013
	Volume	Rate	Total
	(Dollars in thousands)
U.S. Govt agencies and corporations	$(14)	$394	$380
State and political subdivisions	59	(7)	52
Federal funds sold and short-term investments	(10)	17	7
Restricted stock	(6)	(2)	(8)
Commercial loans	294	(295)	(1)
Residential real estate loans	(209)	(1)	(210)
Home equity lines of credit	124	(3)	121
Installment loans	390	(531)	(141)
Total Interest Income	628	(428)	200
Consumer time deposits	(258)	(373)	(631)
Public time deposits	75	(33)	42
Savings deposits	2	(6)	(4)
Money market accounts	29	20	49
Interest-bearing demand	1	(11)	(10)
Short-term borrowings	45	27	72
FHLB advances	3	(2)	1
Trust preferred securities	—	(3)	(3)
Total Interest Expense	(103)	(381)	(484)
Net Interest Income (FTE)	$731	$(47)	$684

Net interest income (FTE) for the nine months ended 2014 and 2013 was $27,648 and $26,964, respectively. Interest income (FTE) for the nine months ended September 30, 2014 increased $684 in comparison to the same period in 2013. The increase was primarily attributed to better performance in the Corporation's investment portfolio, specifically U.S. Government agencies and corporation securities, with a total increase of $380 of which $394 was due to rate offset by $14 decrease in volume. The higher long-term rates year-over-year has led to a slowdown in prepayments within the Corporation's mortgage backed securities, which resulted in higher yields.

Total interest expense for the nine months ended 2014 decreased $484 compared to the nine months ended 2013 of which $381 was due to rate and $103 was due to volume. The favorable decrease was due primarily to consumer time deposits decreasing $631 of which $373 was due to rate and $258 was due to volume. Similarly, the decrease is primarily the result of an overall favorable deposit mix when compared to the same period one year ago. Interest expense has benefited from the continued low interest rate environment with higher cost funds being replaced with lower cost deposits.

Noninterest Income
Table 5: Details of Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Investment and trust services	$425	$363	$1,281	$1,178
Deposit service charges	850	923	2,469	2,608
Other service charges and fees	771	820	2,262	2,459
Income from bank owned life insurance	172	174	514	512
Other income	71	(218)	328	335
Total fees and other income	2,289	2,062	6,854	7,092
Securities gains & losses, net	—	—	(5)	178
Gain on sale of loans	1,056	374	2,649	1,617
Gain or loss on sale of other assets, net	16	30	26	(17)
Total noninterest income	$3,361	$2,466	$9,524	$8,870

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013 Noninterest Income Comparison
Total fees and other income for the three months ended September 30, 2014 was $2,289, a increase of $227, or 11.0%, from $2,062 for the same period in 2013. The Corporation utilizes derivatives as a part of its risk management strategy in conducting its mortgage activities. Consequently, changes in fair value of the instruments, both gains and losses, of the instruments are recorded in the Consolidated Statements of Income in other income. The increase of $289, or 132.6%, in other income from the third quarter of 2014 compared to the third quarter of 2013 is primarily the result of changes in the fair value of mortgage interest rate-locked pipeline loans. Interest rate-locked pipeline loans significantly decreased year-over-year as an increase in mortgage interest rates led to a significant reduction in refinancing activity in the mortgage market.
For the three months ended September 30, 2014, deposit service charges were $850 compared to $923 for the same period one year ago. For the three months ended September 30, 2014, other service charges and fees decreased to $771 from $820 for the same period in 2013. Income earned on investment and trust services for the third quarter of 2014 increased $62 compared to the third quarter of 2013.
Gain on the sale of loans was $1,056 for the third quarter of 2014, compared to $374 for the third quarter of 2013, an increase of $682 or 182.4%. The increase in gain on the sale of loans was due largely to the sale of Small Business Administration (SBA) loans. The Corporation continued to see great momentum in the SBA lending team as reflected by the year over year increase noninterest income. Sales of other assets resulted in a gain of $16 for the three months ended September 30, 2014 compared to a gain of $30 for the same period one year ago. Generally, sales of other assets included bank owned property.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013 Noninterest Income Comparison
Total fees and other income for the nine months ended September 30, 2014 was $6,854, a decrease of $238, or 3.4%, over the same period of 2013. Income earned on investment and trust services for the nine months ended September 30, 2014 and 2013 was $1,281 and $1,178, respectively. Deposit service charges decreased $139, from $2,608 for the nine months ended September 30, 2013, to $2,469 for the nine months ended September 30, 2014. Fees from electronic banking were $2,262 for the nine months ended September 30, 2014, compared to $2,459 for the same period last year, a decrease of $197, or 8.0%.
Losses on the sale of securities was $5 for the nine months ended September 30, 2014, compared to a $178 gain for the nine months ended September 30, 2013, a decrease of $183, or 102.8%. Gain on the sale of loans for the nine months ended September 30, 2014 was $2,649, an increase of $1,032, or 63.8%, from the nine months ended September 30, 2013.

The following table details the gain on the sale of loans recognized for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gain on sale of mortgage loans	$159	$224	$493	$1,298
Gain on sale of indirect auto consumer loans	157	107	381	276
Gain on sale of SBA loans	740	43	1,775	43
	$1,056	$374	$2,649	$1,617
As noted above, the Corporation experienced a decrease in the demand for mortgage lending, primarily in the refinancing market, due to rising interest rates year over year. As a result, the gain on the sale of mortgage loans for the nine months ended September 30, 2014 decreased $805, or 62.0%. For the three months ended September 30, 2014, the mortgage market continued to lag with the Corporation's gain on sale of mortgage loans ending at $159, compared to $224 for the three months ended September 30, 2013. This decrease in the gain on sale of mortgage loans was offset by the SBA lending team generating over $29 million in loans, which resulted in a gain on sale of $1,775 in the nine months ended September 30, 2014. The gain on sale of SBA loans for the three months ended September 30, 2014 was $740. The Corporation retains the unguaranteed portion of these loans and sells the guaranteed portion of these loans. In the third quarter 2014, gain on the sale of indirect auto consumer loans was $157 compared to $107 for the third quarter of 2013. The of $50, or 46.7%, from the third quarter 2013 to the third quarter 2014 and $105, or 38.0%, from the first nine months of 2013 to the first nine months of 2014, is due primarily to the continued strength in the auto industry and the Corporation's strategy of electing to sell more indirect auto consumer loans.
Noninterest Expense
Table 6: Details on Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$4,649	$4,200	$13,754	$13,451
Furniture and equipment	1,200	1,076	3,525	3,159
Net occupancy	568	564	1,784	1,701
Professional fees	421	337	1,341	1,413
Marketing and public relations	333	300	1,123	938
Supplies, postage and freight	243	228	675	809
Telecommunications	164	164	477	501
Ohio franchise tax	224	304	671	914
Intangible asset amortization	34	35	101	102
FDIC assessments	255	293	788	773
Other real estate owned	5	155	66	280
Loan and collection expense	331	268	1,001	1,030
Other expense	391	377	1,169	1,133
Total Noninterest Expense	$8,818	$8,301	$26,475	$26,204

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013 Noninterest Expense Comparison
Noninterest expense for the third quarter of 2014 increased $517, or 6.2%, compared to the same period of 2013. Salaries and employee benefits expense increased $449, or 10.7%, compared to the same period one year ago due to the increase in staffing levels in revenue producing areas, specifically the SBA lending personnel. Furniture and equipment expense increased $124, or 11.5%, compared to the same period one year ago primarily due to an increase in data processing expense with the introduction of mobile banking. Marketing and public relations expense in the third quarter 2014 increased $33, or 11.0%, compared to the same period one year ago. The increase was primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of new checking account products. Professional fees increased $84, or 24.9%, compared to the same period one year ago. The increase in professional fees is attributed to the purchase of a branch that settled in the third quarter of 2014. Taxes due in the state of Ohio decreased $80 in the third quarter 2014, or 26.3%, compared to same period one year ago. This was due to state legislation changes resulting in a favorable change in the calculation for community banks from an equity based method to an asset based method.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013 Noninterest Expense Comparison
Salaries and employee benefit costs remained the Corporation's largest noninterest expense, accounting for more than half of total noninterest expense for the nine months ended September 30, 2014. Total noninterest expense for the nine months ended September 30, 2014 increased by $271, or 1.0%, compared to the nine months ended September 30, 2013. Salaries and employee benefits increased $303, or 2.3%. Furniture and equipment cost increased $366, or 11.6%, primarily due to an increase in internet-based banking cost with customers completing a larger percentage of their transactions using debit cards and internet banking services. Marketing and public relations expense increased $185 or 19.7%. The increase was primarily due to the Corporation's communication and advertising for mobile banking, the SBA lending program and the implementation of a relationship checking account product that offers rewards as the customer's relationship with the Bank grows. Loan and collection and other real estate owned expenses improved year over year as management continued to work diligently to control costs incurred on foreclosed assets.

Income taxes
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013 Income Taxes Comparison
The Corporation recognized income tax expense of $713 and $471 for the third quarter 2014 and 2013, respectively. The increase in the Corporation’s effective tax rate to 25.5% at September 30, 2014, from 23.7% at September 30, 2013, compared to the Federal statutory tax rate of 34%, was due to higher pre-tax income in the third quarter 2014 compared to the same quarter in 2013. Included in net income for the three months ended September 30, 2014, and September 30, 2013, was $499 and $499 of nontaxable income, respectively, which was comprised of $140 and $142, respectively, related to life insurance policies and $359 and $357, respectively, of tax-exempt investment and loan interest income.
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013 Income Taxes Comparison
The Corporation recognized income tax expense of $1,994 and $1,349 for the nine months ended 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014 was 25.87% compared to 23.24% for the nine months ended September 30, 2013. Included in net income for the nine months ended September 30, 2014 and September 30, 2013 was $1,483 and $1,481, respectively, of nontaxable income, including $417 and $417, respectively, related to life insurance policies, and $1,066 and $1,064, respectively, of tax-exempt investment and loan interest income.

Financial Condition
Overview
The Corporation’s total assets at September 30, 2014, were $1,241,099 compared to $1,230,257 at December 31, 2013, an increase of $10,842, or 0.9%. This increase is primarily due to the increase in total deposits. Total deposits at September 30, 2014, were $1,056,784 compared to $1,045,589 at December 31, 2013, an increase of $11,195, or 1.1%. The increase in total deposits was primarily due to increases in savings, money market and interest-bearing demand accounts of $57,372 as well as an increase of $4,991 in demand and other non interest-bearing accounts when compared to December 31, 2013. Time deposits decreased $51,168, or 10.2% from December 31, 2013. The decrease in time deposits is largely the result of less emphasis on renewing maturing certificate of deposit accounts and an increased emphasis on growing checking, money market and savings account products. Other increases to note when compared to December 31, 2013 are in portfolio loans of $20,215 and securities available for sale of $2,725.
Securities
The distribution of the Corporation’s securities portfolio at September 30, 2014 and December 31, 2013, is presented in Note 4 to the Consolidated Financial Statements contained within this Form 10-Q. The Corporation continued to employ the securities portfolio to manage the Corporation’s interest rate risk and liquidity needs. Total securities at September 30, 2014 increased $2,725, or 1.3%, compared to December 31, 2013. As of September 30, 2014, the portfolio was comprised of 97.4% available-for-sale securities and 2.6% restricted stock. Available for sale securities were comprised of 27.1% U.S. Government Agencies and corporations, 45.0% U.S. Agency mortgage-backed securities, 11.5% U.S. collateralized mortgage obligations, and 16.4% municipal securities at September 30, 2014. The available-for-sale securities had a net temporary unrealized loss of $238, representing 0.1% of the total amortized cost of the Corporation's available-for-sale securities.
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
At September 30, 2014, the available-for-sale securities portfolio had gross unrealized gains of $2,930 and gross unrealized losses of $3,168. The gross unrealized losses represented 1.4% of the total amortized cost of the Corporation’s available-for-sale securities at September 30, 2014. At September 30, 2014, the Corporation held thirty-four available-for-sale securities with an unrealized loss position for greater than twelve months totaling $3,031. Available-for-sale securities with an unrealized loss position for less than twelve months totaled $137 at September 30, 2014. The unrealized gains and losses at December 31, 2013, were $2,754 and $8,651, respectively. See Note 4 to the Consolidated Financial Statements for further detail.
Loans
The detail of loan balances is presented in Note 5 to the Consolidated Financial Statements contained within this Form 10-Q. Table 7 provides detail by loan segment.
Total portfolio loans at September 30, 2014 were $922,514. This was an increase of $20,215 over total portfolio loans of $902,299 at December 31, 2013. The Corporation strives to achieve a well-diversified loan portfolio. As of September 30, 2014, the Corporation's loan portfolio was as follows: Commercial and commercial real estate loans represented 54.1%, indirect loans represented 23.1%, home equity loans represented 13.6%, residential real estate mortgage loans represented 7.7% and consumer loans represented 1.5% of total portfolio loans at September 30, 2014.

Table 7: Loan Portfolio Distribution

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Commercial real estate	$413,625	$401,591	$404,031
Commercial	85,543	88,646	79,813
Residential real estate	70,891	66,507	65,397
Home equity loans	125,318	123,076	122,285
Indirect	213,450	206,323	206,349
Consumer	13,687	16,156	13,425
Total Loans	922,514	902,299	891,300
Allowance for loan losses	(17,432)	(17,505)	(17,791)
Net Loans	$905,082	$884,794	$873,509

Loan Mix Percent
Commercial real estate	44.8%	44.5%	45.3%
Commercial	9.3%	9.8%	9.0%
Residential real estate	7.7%	7.4%	7.3%
Home equity loans	13.6%	13.6%	13.7%
Indirect	23.1%	22.9%	23.2%
Consumer	1.5%	1.8%	1.5%
Total Loans	100.0%	100.0%	100.0%

Commercial loans and commercial real estate loans totaled $499,168 at September 30, 2014. This was an increase of $8,931 over December 31, 2013, and an increase of $15,324 from September 30, 2013. Commercial real estate loans are loans secured by commercial real estate properties. Commercial loans are primarily lines-of-credit as well as loans secured by assets other than commercial real estate, generally equipment or other business assets.
Real estate mortgages are 1-4 rate family mortgage loans and construction loans made to individuals. The Corporation generally requires a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80% for real estate mortgages. Construction loans comprised $188 of the $70,891 residential real estate mortgage loan portfolio at September 30, 2014. At September 30, 2014 residential real estate mortgage loans increased by $4,384, or 6.6%, in comparison to December 31, 2013 and increased $5,494, or 8.4%, from September 30, 2013.
Indirect auto loans increased by $7,127, or 3.5%, compared to December 31, 2013, and increased $7,101, or 3.4%, compared to September 30, 2013. The increase was primarily attributable to continued strong demand in the auto sales in the third quarter of 2014. The Corporation currently originates high quality indirect auto loans, defined as loans with borrowers that have personal credit scores that are greater than 750, primarily in Ohio, Kentucky, Indiana, Georgia, North Carolina, Pennsylvania, and Tennessee.
Home equity loans increased $2,242, or 1.8%, when compared to December 31, 2013, and increased $3,033, or 2.5%, compared to September 30, 2013. Consumer loans have decreased $2,469, or 15.3%, in comparison to December 31, 2013 and increased $262, or 2.0%, compared to September 30, 2013.
Loans held for sale are not included in portfolio loans and as of September 30, 2014 total loans classified as held for sale were $1,497 compared to $4,483 as of December 31, 2013. Residential real estate mortgage loans held for sale represented $1,188, or 79.4%, and indirect loans represented $309, or 20.6%, of loans held for sale at September 30, 2014. Residential real estate mortgage loans held for sale represented $950, or 45.0%, and indirect loans represented $1,160, or 55.0%, of loans held for sale at September 30, 2013.
Table 8 shows the amount of portfolio loans outstanding as of September 30, 2014 based on the remaining scheduled principal payments or principal amounts re-pricing in the periods indicated. All loans that, by their terms, are due after one year, but which are subject to more frequent re-pricing, have been classified as due in one year or less for purposes of the table.

Table 8: Cash Flow and Interest Rate Information for Loans:

September 30, 2014
Due in one year or less	$214,063
Due after one year but within five years	432,663
Due after five years	275,788
Totals	$922,514
Due after one year with a predetermined fixed interest rate	$525,333
Due after one year with a floating interest rate	183,118
Totals	$708,451
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

Table 9 presents the Corporation's detailed activity in the allowance for loan losses and related charge-off activity for the three months ended September 30, 2014, and 2013.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Balance at beginning of year	$17,430	$17,815	$17,505	$17,637
Charge-offs:
Commercial real estate	(433)	(630)	(1,133)	(1,475)
Commercial	(35)	—	(35)	(120)
Residential real estate	(63)	(35)	(213)	(679)
Home equity loans	(179)	(410)	(1,074)	(1,439)
Indirect	(106)	(196)	(283)	(555)
Consumer	(41)	(83)	(150)	(181)
Total Charge-offs	(857)	(1,354)	(2,888)	(4,449)
Recoveries:
Commercial real estate	11	83	32	584
Commercial	30	2	32	7
Residential real estate	—	178	6	277
Home equity loans	46	5	65	60
Indirect	46	104	143	276
Consumer	6	8	24	49
Total Recoveries	139	380	302	1,253
Net Charge-offs	(718)	(974)	(2,586)	(3,196)
Provision for loan losses	720	950	2,513	3,350
Balance at end of period	$17,432	$17,791	$17,432	$17,791

Average Portfolio loans outstanding	$915,773	$883,321	$910,188	$883,565
Annualized ratio to average loans:
Net Charge-offs	0.31%	0.44%	0.38%	0.48%
Provision for loan losses	0.31%	0.43%	0.37%	0.51%

Loans outstanding	$922,514	$891,300	$922,514	$891,300

As a percent of outstanding loans	1.89%	2.00%	1.89%	2.00%
* Loans held for sale are excluded in the average portfolio loans outstanding balance.

The allowance for loan losses at September 30, 2014 was $17,432, or 1.89%, of outstanding loans, compared to $17,791, or 2.00%, of outstanding loans at September 30, 2013. The allowance for loan losses was 95.82% and 71.23% of nonperforming loans at September 30, 2014 and 2013, respectively. The lower level of provision reflects continued favorable problem loan migration and improvement in key credit metrics.
Net charge-offs for the three months ended September 30, 2014 were $718, compared to $974 for the three months ended September 30, 2013. Net charge-offs as a percent of average loans was 0.31% for the third quarter of 2014 and 0.44% for the same period in 2013. Net charge-offs on commercial and commercial real estate loans were primarily a result of loans that were collateral dependent and deemed uncollectible. As a result, the loans were written down to their net realizable value, which is determined based upon current appraised value less costs to sell.

The provision for loan losses was $720 for the three months ended September 30, 2014 compared to $950 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for loan losses was $2,513, compared to $3,350 for the same period one year ago. Overall, collateral market conditions have improved resulting in higher valuations for underlying collateral. This coupled with overall better asset quality has resulted in lower level of charged-off loans in the Corporation's loan portfolio. Consumer loans, especially home equity loans, while somewhat affected by the real estate market, have been largely influenced by the weak economic recovery. Due to the decrease in charge-offs combined with improving economic conditions the allowance for loan losses have shifted to a lesser allocation of specific reserves and an increase in general reserves which are comprised primarily of qualitative measures.
The allowance for loan losses is, in the opinion of management, sufficient given its analysis of the information available about the portfolio at September 30, 2014. Management continues to work toward prompt resolution of nonperforming loan situations and to adjust underwriting standards as conditions warrant.
The following table sets forth the allocation of the allowance for loan losses by loan category as of September 30, 2014, and December 31, 2013, as well as the percentage of loans in each category to total loans.  This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each component part change.  The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any other category.

Allocation of the Allowance for Loan Losses by Loan Type

	September 30, 2014		December 31, 2013
	(Dollars in thousands)
	Allowance	Percent of loans in each category to total loans	Allowance	Percent of loans in each category to total loans
Commercial real estate	$9,115	44.8%	$10,122	44.5%
Commercial	698	9.3%	497	9.8%
Residential real estate	2,069	7.7%	1,411	7.4%
Home equity loans	3,119	13.6%	3,484	13.6%
Indirect	2,092	23.1%	1,593	22.9%
Consumer	339	1.5%	398	1.8%
Total	$17,432	100.0%	$17,505	100.0%

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
The Corporation maintains what Management believes is an adequate allowance for loan loss. The Corporation regularly analyzes the adequacy of the allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors. See Note 5 (Allowance for Loan Losses) in the notes to the consolidated financial statements in this Form 10-Q for further information.
Funding Sources
  The primary source of funds continues to be the generation of deposit accounts within the Corporation's primary markets. In order to achieve deposit account growth, the Corporation offers retail and business customers a full line of deposit products that includes interest and noninterest-bearing checking accounts, savings accounts and time deposits. The Corporation also generates funds through local borrowings generated by a business sweep product. Wholesale funding sources include lines of credit with correspondent banks, advances through the Federal Home Loan Bank of Cincinnati and a secured line of credit with the Federal Reserve Bank of Cleveland. The Corporation from time to time will also utilize brokered time deposits to provide term funding at rates comparable to other wholesale funding sources. Table 10 highlights the average balances and the average rates paid on these sources of funds for the three months ended September 30, 2014, and December 31, 2013.

The following table shows the various sources of funding for the Corporation.

Table 10: Funding Sources

	Average Balances Outstanding		Average Rates Paid
	For the three months ended
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Noninterest-bearing checking	$160,308	$150,174	—%	—%
Interest-bearing checking	163,992	168,756	0.05%	0.05%
Savings deposits	128,305	125,074	0.03%	0.03%
Money market accounts	136,279	100,379	0.21%	0.18%
Consumer time deposits	383,278	428,867	0.82%	0.88%
Public time deposits	71,859	68,514	0.73%	0.71%
Total Deposits	$1,044,021	$1,041,764	0.45%	0.51%
Short-term borrowings	4,263	2,273	1.71%	1.09%
FHLB borrowings	46,843	46,684	1.34%	1.35%
Junior subordinated debentures	16,324	16,321	4.14%	4.19%
Total borrowings	$67,430	$65,278	2.11%	2.05%
Total funding	$1,111,451	$1,107,042	0.57%	0.62%
Deposit accounts and the generation of deposit accounts continued to be the primary source of funds for the Corporation. The Corporation offers various deposit products to both retail and business customers. The Corporation also has available its business sweep accounts to generate funds as well as the brokered CD market to provide funding comparable to other national market borrowings, which include the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank of Cleveland. At September 30, 2014 and December 31, 2013, the Corporation had no brokered time deposit balances.
Average deposit balances increased from $1,041,764 at December 31, 2013, to $1,044,021 at September 30, 2014. Low-cost deposits, namely checking, savings and money market accounts accounted for 56.4% of total deposits at September 30, 2014. The improved mix and extended lower interest rate environment has contributed to the Corporation's lower funding cost. These low-cost funds had an average yield of 0.45% compared to 0.51% at December 31, 2013. Included in these funds are consumer time deposits which carried an average yield of 0.82% compared to 0.88% at December 31, 2013. Time deposits to total average deposits were $455,137, or 43.6%, of total deposits at September 30, 2014.
Borrowings
The Corporation utilizes both short-term and long-term borrowings to assist in the growth of earning assets. For the Corporation, short-term borrowings include Federal funds purchased and repurchase agreements. Short term borrowings decreased 41.6%, to $2,674 at September 30, 2014 compared to $4,576 at December 31, 2013. As of September 30, 2014, of $2,674 in short borrowings, repurchase agreements represented $674 and $2,000 represented borrowings on a line of credit with an unaffiliated financial institution. As part of the Corporation’s repurchased and redemption of its Series B Preferred Stock December 2013 and January 2014, approximately $3.0 million was drawn on the line of credit with an unaffiliated financial institution in December 2013. The Corporation has maintained a $6.0 million line of credit with this institution since 2009 with interest at the prime rate, which was 3.50% annually at December 31, 2013 and 3.50% at September 30, 2014. In the first and second quarter of 2014 the Corporation made payments in each quarter of $500 of principal on the line of credit. Subsequent to the $500 payment made in the second quarter of 2014, $2,000 of principal remained outstanding at the prime rate of 3.50% annually at September 30, 2014. The Corporation did not purchase Federal funds at September 30, 2014, or December 31, 2013.
Long-term borrowings by the Corporation consist of Federal Home Loan Bank (FHLB) advances and junior subordinated debentures. FHLB advances were $46,867 at September 30, 2014 compared to $46,708 at December 31, 2013, while the junior subordinated debentures remained constant at $16,238. In the fourth quarter of 2012, the Corporation prepaid $27,500 of fixed rate FHLB advances with a contractual average interest rate of 2.47% and a weighted average remaining term to maturity of 1.63 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, the Corporation was required to pay a prepayment penalty of $1,017 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the replacement advances were considered a minor modification. The prepayment penalty was deferred and is being recognized in interest expense over the life of the replacement advances. Additional information regarding the FHLB advances is included in Note 9 (Federal Home Loan Bank Advances) in the notes to the consolidated financial statements.
Capital Management
The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014 and December 31, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
September 30, 2014 (Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$121,075	12.34%	$78,470	8.0%	$98,087	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	108,751	11.09	39,235	4.0	58,852	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	108,751	9.01	48,271	4.0	60,339	5.0

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)	$122,795	12.89%	$76,230	8.0%	$95,290	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	110,815	11.63	38,116	4.0	57,174	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	110,815	9.22	48,086	4.0	60,108	5.0
Capital Resources
The Corporation continued to maintain a capital position that exceeded regulatory capital requirements. Total shareholders' equity was $113,065 at September 30, 2014, compared to $111,456 at December 31, 2013, a decrease of $1,609, or 1.4%. The regulatory capital ratios at December 31, 2013 include the proceeds from the Corporation entering into a common shares purchase agreement (the “Purchase Agreement”) with certain investors party thereto (the “Investors”), which included certain third-party investors and certain directors of the Corporation. Pursuant to the Purchase Agreement, the Corporation sold to the Investors an aggregate of 367,321 Common Shares at a purchase price of $9.9087 per share (except that Investors who are directors of the Corporation or are related thereto paid $10.30 per share), for an aggregate purchase price of $3.68 million.
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

On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. No repurchases were made under this program during the first half of 2014. At September 30, 2014, the Corporation held 336,745 shares of common stock as treasury stock at a cost of $6,177. In the first three months of 2014, 8,551 shares were surrendered to the Corporation by employees to cover tax withholding in conjunction with vesting of restricted stock, as treasury stock at a cost of $85.
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
Most of the Corporation’s business activity is with customers located within the Corporation’s defined market area. As of September 30, 2014, the Corporation had concentrations of credit risk in its loan portfolio for the following loan categories: non-farm, non-residential real estate loans, home equity loans and indirect consumer loans. A concentration is defined as greater than 10% of outstanding loans. The Corporation has no exposure to highly leveraged transactions and no foreign credits in its loan portfolio.
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

Table 11 sets forth nonperforming assets at September 30, 2014, and December 31, 2013.
Table 11: Nonperforming Assets

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial real estate	$8,728	$11,241
Commercial	172	289
Residential real estate	4,064	5,231
Home equity loans	4,366	4,464
Indirect	446	443
Consumer	417	318
Total nonperforming loans	18,193	21,986
Other foreclosed assets	745	579
Total nonperforming assets	$18,938	$22,565
Loans 90 days past due accruing interest	$—	$158

Total nonperforming loans as a percent of total loans	1.97%	2.44%
Total nonperforming assets as a percent of total assets	1.53%	1.83%
Allowance for loan losses to nonperforming loans	95.82%	79.62%
The Corporation continues to actively manage credit quality and has made great progress in managing problem loans. Nonperforming loans at September 30, 2014 were $18,193 compared to $21,986 at December 31, 2013, a decrease of $3,793 or 17.3%. Nonperforming commercial real estate loans were $8,728 for September 30, 2014, compared to $11,241 at December 31, 2013. These loans are primarily secured by real estate and, in some cases, by SBA guarantees, and have either been charged-down to their realizable value or a specific reserve has been established for any collateral short-fall. All nonperforming loans are being actively managed and monitored.
Management continues to monitor delinquency and potential problem loans. Bank-wide delinquency at September 30, 2014, was 1.27% of total loans, down from 1.69% at December 31, 2013. Additionally, total 30-59 day and 60-89 day delinquencies were 0.17% and 0.06% of total loans at September 30, 2014, compared to 0.26% and 0.19% of total loans at December 31, 2013, respectively.
Other foreclosed assets were $745 as of September 30, 2014, compared to $579 at December 31, 2013. The $745 was comprised of two commercial properties totaling $228 and nine residential properties, totaling $517. This compares to three commercial properties totaling $304 and seven residential properties, totaling $275 as of December 31, 2013.
Liquidity
Management of liquidity is a continual process in the banking industry. The liquidity of the Bank reflects its ability to meet loan demand, the possible outflow of deposits and its ability to take advantage of market opportunities made possible by potential rate environments. Assuring adequate liquidity requires the management of the cash flow characteristics of the assets the Bank originates and the availability of alternative funding sources. The Bank monitors liquidity according to limits established in its liquidity policy. The policy establishes minimums for the ratio of cash and cash equivalents to total assets and the loan to deposit ratio. At September 30, 2014, the Bank’s liquidity was within its policy limits.
The Bank maintains borrowing capacity at the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Cleveland and Federal Fund lines with correspondent banks. The Corporation has a $6,000 line of credit through an unaffiliated financial institution. The term of the line is one year, with principal due at maturity, and is subject to renewal on an annual basis. The interest rate on the line of credit is the unaffiliated financial institution’s prime rate. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $36,662 at September 30, 2014.
As part of the Corporation’s repurchase and redemption of its Series B Preferred Stock in December 2013 and January 2014, approximately $3,000 was drawn on the line of credit with an unaffiliated financial institution in December 2013. The Corporation has maintained a $6,000 line of credit with this institution since 2009 at the prime rate, which was 3.50% at

December 31, 2013. In both the first and second quarters of 2014, the Corporation made payments of $500 of principal in each quarter on the line of credit. Following the two payments, $2.0 million remained outstanding at the prime rate of 3.50% annually at September 30, 2014.
The Corporation is the bank holding company of the Bank and conducts no operations. The Corporation’s primary ongoing needs for liquidity are the payment of the quarterly shareholder dividend, if declared, and miscellaneous expenses related to the regulatory and reporting requirements of a publicly traded corporation. The holding company’s main source of operating liquidity are the dividends that it receives from the Bank. Dividends from the Bank are subject to restrictions by banking regulators. The holding company from time-to-time has access to additional sources of liquidity through correspondent and private lines of credit as of September 30, 2014.
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
Two more useful tools in managing market risk are earnings-at-risk simulation and economic value of equity simulation. An earnings-at-risk analysis is a modeling approach that combines the re-pricing information from gap analysis, with forecasts of balance sheet growth and changes in future interest rates. The result of this simulation provides management with a range of possible net interest margin outcomes. Trends that are identified in earnings-at-risk simulation can help identify product and pricing decisions that can be made currently to assure stable net interest income performance in the future. At September 30,
2014, a “shock” treatment of the balance sheet, in which a parallel shift in the yield curve occurs and all rates increase immediately, indicates that in a +200 basis point shock, net interest income would decrease by $2,486 or 7.06%, and in a -200 basis point shock, net interest income would decrease $4,146, or 11,77%. The reason for the lack of symmetry in these results is the implied floors in many of the Corporation’s core funding which limits their downward adjustment from current offering rates. This analysis is done to describe a best or worst case scenario. Factors such as non-parallel yield curve shifts, management pricing changes, customer preferences and other factors are likely to produce different results. The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates.

The economic value of equity approach measures the change in the value of the Corporation’s equity as the value of assets and liabilities on the balance sheet change with interest rates. At September 30, 2014, this analysis indicated that a +200 basis point change in rates would reduce the value of the Corporation’s equity by 14.20% while a -200 basis point change in rates would decrease the value of the Corporation’s equity by 13.00%.

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
The Corporation’s Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.
Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2014, were: (1) designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act relating to the Corporation and its subsidiaries is made known to the Chief Executive Officer and Chief Financial Officer by others within the entities as appropriate to allow for timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange

Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings
There were no new material legal proceedings or material changes to existing legal proceedings involving the Corporation during the third quarter of 2014.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes common share repurchase activity for the quarter ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1, 2014 — July 31, 2014	—	—	—	129,500
August 1, 2014 — August 31, 2014	—	$—	—	129,500
September 1, 2014 — September 30, 2014	—	—	—	129,500
Total	—	$—	—	129,500

(1)
No shares were purchased by the Corporation or surrendered to the Corporation by employees for tax withholding purposes in conjunction with the vesting of restricted stock awarded to the employees by the Corporation under the 2006 Stock Incentive Plan, as amended.

(2)
On July 28, 2005, the Corporation announced a share repurchase program of up to 5 percent, or about 332,000, of its common shares outstanding. Repurchased shares can be used for a number of corporate purposes, including the Corporation’s stock option and employee benefit plans. The share repurchase program provides that share repurchases are to be made primarily on the open market from time-to-time until the 5 percent maximum is repurchased or the earlier termination of the repurchase program by the Board of Directors, at the discretion of management based upon market, business, legal and other factors. As of September 30, 2014, the Corporation had repurchased an aggregate of 202,500 shares under this program. No shares were repurchased under this program during the third quarter of 2014.

Item 6.	Exhibits
(a) The exhibits to this Form 10-Q are referenced in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNB BANCORP, INC.
(Registrant)

Date: November 7, 2014	By:	/s/ James H. Nicholson
James H. Nicholson
Chief Financial Officer
(Duly Authorized Officer, and Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Exhibit

10.1	Change in Control Supplemental Executive Compensation Agreement, dated as of July 28, 2014, by and between LNB Bancorp, Inc. and James H. Nicholson.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of LNB Bancorp, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Shareholders' Equity (unaudited) for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.